Form 10-K405
period 1997-12-31
REALNETWORKS INC
filed 1998-03-30
CIK 1046327

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-23137

                            ------------------------

                               REALNETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WASHINGTON                                          91-1628146
           (STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        1111 THIRD AVENUE, SUITE 2900                                   98101
             SEATTLE, WASHINGTON                                      (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (206) 674-2700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on March 20, 1998, as reported on NASDAQ, was $160,923,082.(1)

    The number of shares of the registrant's Common Stock outstanding as of March 20, 1998 was 27,658,743. In addition, there were 3,338,374 outstanding shares of the registrant's Special Common Stock, par value $0.001 per share, that automatically converts on a one-for-one basis into Common Stock on a bona fide sale to a purchaser who is not an affiliate of the holder.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement relating to the registrant's 1998 Annual Meeting of Shareholders to be held on May 22, 1998 are incorporated by reference into Part III of this Report.
---------------
(1) Excludes shares held of record on that date by directors, officers and 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

================================================================================

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I

Item 1.    Business....................................................    2
Item 2.    Properties..................................................   14
Item 3.    Legal Proceedings...........................................   14
Item 4.    Submission of Matters to a Vote of Security Holders.........   15
Item 4A.   Executive Officers of the Registrant........................   15

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related
             Shareholder Matters.......................................   18
Item 6.    Selected Consolidated Financial Data........................   20
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   22
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................   34
Item 8.    Financial Statements and Supplementary Data.................   34
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   53

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant..........   54
Item 11.   Executive Compensation......................................   54
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   54
Item 13.   Certain Relationships and Related Transactions..............   54

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   55

                                    PART I.

     THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THE COMPANY'S ACTUAL ACTIONS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN UNDER "CERTAIN RISK FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION" ON PAGES 29 THROUGH 34, AS WELL AS THOSE RISKS AND UNCERTAINTIES NOTED IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE. PARTICULAR ATTENTION SHOULD ALSO BE PAID TO THE CAUTIONARY LANGUAGE IN THE SECTIONS OF ITEM 1 ENTITLED "MICROSOFT RELATIONSHIP," "COMPETITION," "GOVERNMENTAL REGULATION" AND "INTELLECTUAL PROPERTY" AND IN ITEM 3: "LEGAL PROCEEDINGS." UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

ITEM 1. BUSINESS

THE COMPANY

     RealNetworks, Inc., a Washington corporation ("RealNetworks" or the "Company") is a leading provider of branded software products and services that enable the delivery of streaming media content over the Internet and intranets. The Company was incorporated in February 1994 and completed its initial public offering in November 1997.

     The Company's products and services include its RealSystem, a streaming media solution that includes RealAudio and RealVideo technology, an electronic commerce Web site designed to promote the proliferation of streaming media products and a network of advertising-supported content aggregation Web sites. As the Web continues to evolve as a mass communications medium, the Company believes that certain types of content currently delivered through traditional media, such as radio and television, increasingly will be delivered over the Internet. The Company believes that streaming media technology is essential to this evolution because it enables a more compelling user experience, allowing the Internet to compete more effectively with traditional media for audience share.

INDUSTRY BACKGROUND

     The Internet has grown rapidly in recent years, driven by the development of the Web and graphically intuitive Web browsers, the proliferation of multimedia PCs, increasingly robust network architectures and the emergence of compelling Web-based content and commerce applications. The broad acceptance of the standard Internet Protocol ("IP") has also led to the emergence of intranets and the development of a wide range of non-PC devices that allow users to access the Internet and intranets. International Data Corporation estimates that the number of Web users worldwide will continue to grow rapidly from 28 million in 1996 to 175 million in 2001. In addition, users are spending an increasing amount of time on the Web.

     The development of the Web has contributed to the transition of the Internet from a text and e-mail-focused data-sharing network to a richer environment, capable of delivering graphical and interactive content. The Web has a number of features unavailable in traditional media and commerce channels that attract online users, content providers, advertisers and merchants. The relatively low barriers to publishing content on the Web have led to an explosion of Web-based content and the development of a large and diverse group of Web-based communication channels. As an interactive, searchable, user-controlled medium, the Web provides a highly engaging user experience and allows users to access this broad range of online content on demand and at their convenience. The narrow-casting capabilities of the Web enable content providers and advertisers to establish customized, personalized interactions with consumers.

     The development of streaming media technology has further enhanced the graphical capabilities of the Internet and intranets. Streaming technology enables the transmission and playback of continuous "streams" of multimedia content, such as audio and video, over the Internet and intranets, and represents a significant advancement over earlier technologies. Prior to the advent of streaming technology, users could not initiate the playback of audio or video clips until such content was downloaded in its entirety, resulting in significant waiting times. As a result, live broadcasts of audio and video content over the Internet or intranets were not possible.

MARKET OPPORTUNITY

     The Company believes that the emergence of rich multimedia capabilities, such as streaming audio and video, has significantly enhanced the effectiveness of the Web as a global mass communications medium and has accelerated the adoption of corporate intranets as a means to improve communications within enterprises. Many businesses and content providers now offer interactive audio, video and other multimedia content as a means of enriching and differentiating their Web sites. The Company believes that more than 145,000 hours per week of live audio and video content are broadcast over the Web using RealAudio and RealVideo technology, with a substantially greater amount of recorded media available on demand.

     As the Web continues to evolve as a mass communications medium, the Company believes that certain types of content currently delivered through traditional media, such as radio and television, increasingly will be delivered over the Internet. The Company believes that streaming media technology is essential to this evolution because it provides a more compelling user experience, allowing the Internet to compete more effectively with traditional media for audience share.

     The Company believes that to successfully capitalize on this opportunity, streaming media providers must address the following challenges:

     DELIVER COMPELLING STREAMING MEDIA CONTENT IN BANDWIDTH CONSTRAINED ENVIRONMENTS. The Internet was designed to transmit discrete packets of data and is not inherently well suited to the delivery of continuous streams of multimedia data without additional software. In addition, bandwidth is limited in Internet and intranet environments, posing significant technological challenges for delivery of high-quality streaming audio and video content.

     ENABLE BROAD-BASED ACCESS TO STREAMING MEDIA TECHNOLOGY. Online content providers, advertisers and merchants must make a significant investment to create and deliver streaming media content and need to reach a sufficiently large audience to generate an adequate return on such investment. As a result, content providers must consider the popularity and quality of a particular streaming media solution before committing resources to delivering content using that solution.

     DRIVE CONSUMER USAGE. The Company believes that consumer interest in streaming media content is driven in large part by the ability to locate and experience such content easily. As a result, the Company believes that the development of well-marketed, compelling Web sites that aggregate streaming media content is central to the continued growth of multimedia content on the Web.

     The Company believes that a substantial opportunity exists to provide software solutions and content aggregation and delivery services that address these challenges and support the development of large and growing advertising and electronic commerce markets on the Web.

THE REALNETWORKS SOLUTION

     RealNetworks enables and promotes the transmission of real-time streaming media content over the Internet and intranets. The Company provides branded streaming media software products and services, including its RealSystem, a streaming media solution that includes RealAudio and RealVideo technology, an electronic commerce Web site designed to promote the proliferation of streaming media products and a network of advertising-supported content aggregation Web sites. Each of the Company's products and services has been designed to address the technological and market development challenges that confront streaming media content providers.

     STREAMING MEDIA TECHNOLOGY. RealNetworks has been a pioneer in the development of streaming media technology and continues to offer leading streaming media software solutions. The Company's products use advanced compression and error-correction technologies to deliver acceptable performance even in bandwidth-constrained environments. The Company has won numerous awards for its technology, including PC Magazine's Editor's Choice award for streaming video in October 1997 and PC Computing's five-star rating in March 1998. The Company's RealSystem Version 5.0 offers software products with streaming animation capabilities and improved audio and video quality, including full-screen video at higher bandwidths. RealSystem Version 5.0 also enables incorporation of seamless in-stream advertising into existing broadcasts or on-demand clips. The Company believes in-stream advertising offers increased revenue opportunities for its RealSystem Server customers. In addition, RealSystem Version 5.0 enables password-protected access to content, allowing content providers to incorporate subscription-based or "pay-per-view" streaming media content access over the Internet. The Company's software runs on a broad range of operating systems and hardware platforms, enabling content providers to reach a broad audience and enterprises to deliver intranet content in heterogeneous computing environments.

     REALPLAYER UBIQUITY AND BRAND STRENGTH. From its inception, the Company has strategically chosen to offer its RealPlayer software to individual users free of charge to promote the widespread adoption of its client software and speed the acceptance of Internet multimedia. The Company believes that more than 40 million copies of its RealPlayer software have been downloaded electronically and that more than 260,000 Web pages use the Company's software. In addition, over 1,200 third-party developers have joined the Company's Real Developer Program. To continue the broad market adoption of its server products, the Company now offers its Basic Server free of charge. As a result of these activities and the Company's aggressive promotional programs, the Company believes that the "Real" brand has become one of the most widely recognized brands on the Internet.

     ELECTRONIC COMMERCE DISTRIBUTION CHANNEL. The Company has pursued an electronic commerce distribution strategy designed to further accelerate product adoption and drive upgrade and cross-selling opportunities among its existing installed user base. The Company's online distribution efforts have resulted in electronic sales of over 400,000 copies of the Company's RealPlayer Plus in its first eighteen months of distribution and the collection of a database of information that includes over 18 million names. The Company's RealStore Web site is an online store for the sale of the Company's products, third-party streaming media tools and utilities, and intranet-based training products. The Company believes that it will be able to continue to facilitate the adoption and growth of streaming media content by providing a concentrated marketplace and a low-cost distribution mechanism for emerging streaming media tools and their developers.

     STREAMING MEDIA CONTENT AND AGGREGATION. The Company's advertising-supported Web sites, including Timecast, LiveConcerts.com and Film.com, aggregate, organize and provide streaming media programming in order to build consumer awareness and Web site traffic for streaming media content. The Company's Daily Briefing and Destination Button services provide one-click access to a range of third-party programming. In addition to generating advertising revenues, the Company believes these sites and services stimulate demand for and creation of streaming media content using the Company's RealSystem.

STRATEGY

     The Company's objective is to be the leading streaming media company, providing software and services that enable the delivery of a broad range of multimedia content over the Internet and intranets, thereby facilitating the evolution of the Internet into a mass communications and commerce medium. To achieve this objective, the Company's strategy includes the following key elements:

     EXTEND TECHNOLOGY LEADERSHIP. The Company has established a reputation as a leader in streaming media technology and intends to continue to maintain its reputation for quality and innovation by expanding the features and breadth of its product offerings. The Company introduced streaming animation, in-stream advertising and password-protected access to content with the release of its RealSystem Version 5.0. The Company believes that the fundamental architecture of its products also can be expanded to support synchronized streaming of a wide variety of other time-based data types, such as MIDI, images and multimedia presentations. As part of its strategy, the Company has devoted and will continue to commit significant resources to the development of technologies that increase the scaleability of streaming media solutions.

     MAXIMIZE MARKET PENETRATION AND BRAND NAME RECOGNITION. The Company believes that it is a recognized leader in streaming media technology and that its "Real" brand is one of the most widely recognized brand names on the Internet. Since its inception, the Company has sought to achieve rapid and broad adoption of its technologies and strong brand recognition. This strategy has been pursued through various means, such as offering the Company's RealPlayer and Basic Server free of charge over the Internet, bundling the Company's products with those of other major vendors and using multiple distribution channels, including both direct sales and indirect original equipment manufacturer ("OEM") and retail relationships. The Company also intends to continue to promote the adoption of industry standards that are either based on or compatible with its technologies. For example, the Company is one of the principal co-authors of the Real Time Streaming Protocol ("RTSP"), a proposed industry standard for the control and delivery of streaming media.

     LEVERAGE MARKET POSITION TO EXPAND BUSINESS MODEL. Management believes that the Company's technology leadership, market position and brand name are significant assets that the Company can leverage to maintain and increase its market share and diversify its revenue base. The Company intends to leverage these assets as follows:

     - GROW STREAMING MEDIA SOFTWARE BUSINESS. The Company intends to capitalize on the growth in demand for streaming media software by continuing to develop, market and support industry-leading products and services. The Company also plans to strengthen its marketing, sales and customer support efforts as the size of its market opportunity and customer base increases.

     - EXPAND INTERNET COMMERCE BUSINESS. The Company's Web sites provide product information and fulfillment resources for streaming media content users and developers. The Company's RealStore Web site is an online store for the sale of the Company's products, third-party streaming media tools and utilities, and intranet-based training products.

     - OFFER LEADING CONTENT AGGREGATION SITES FOR STREAMING MEDIA. The Company has developed a network of Web sites that aggregate links to third-party streaming media programming. The Company plans to continue building Web site traffic with these activities to increase Web site advertising revenues, increase visibility and sales of the Company's products, promote the use of streaming media content on the Internet or intranets and promote the Company's Internet commerce platform.

     DEVELOP AND MARKET STREAMING MEDIA SOLUTIONS FOR A VARIETY OF PLATFORMS AND BANDWIDTHS. The Company's rapid growth is attributable in part to the wide acceptance of the streaming media solutions it has developed for PCs networked in low-bandwidth environments. However, significant efforts are underway to make the Internet available on a wider range of platforms, including non-PC Internet appliances, and over higher-speed connections, including cable modems. Accordingly, the Company seeks to design its solutions to add value in a range of bandwidth environments and to be flexible enough to port easily to new platforms. As a result, management believes that the Company is positioned to capitalize on possibly significant platform and bandwidth changes.

     STRENGTHEN STRATEGIC RELATIONSHIPS. The Company has established strategic relationships with a variety of industry participants, including software and hardware vendors, entertainment companies, content publishers and broadcast media companies. The Company's relationship with Microsoft Corporation ("Microsoft") enables wider distribution of the Company's products and promotes interoperability among numerous streaming media technologies. In addition to its relationship with Microsoft, the Company has formed strategic relationships with several other companies, including AudioNet, Inc., Sun Microsystems, Inc., Digital Equipment Corporation, Santa Cruz Operation Inc., Silicon Graphics Inc. and Macromedia, Inc. ("Macromedia"), has formed a joint venture in Japan with NTT PC Communications, Inc. ("NTT"), Kokusai Denshin Denwa Co., Ltd. ("KDD") and Trans Cosmos, Inc. ("Trans Cosmos") and has entered into a pilot program with MCI Communications Corporation ("MCI") to distribute the Real Broadcast Network. The Company pursues strategic relationships for a variety of purposes, such as maximizing rapid penetration, validation and adoption of its technologies; aiding the development of compelling content to build consumer demand for streaming media over the Internet; and expanding the range of commercial activities based on its technology and brand name. The Company has also collaborated with other industry leaders for the purpose of developing software protocols for proposed adoption as industry standards. Although the Company has not engaged in significant joint technology development relationships to date, it anticipates that it may form third-party development relationships in the future as it seeks to expand the fundamental architecture of its technology and influence the direction of technological developments in the industry.

PRODUCTS AND SERVICES

     The Company develops and markets software products and services that enable the delivery of streaming audio and video content over the Internet and intranets. The Company also conducts electronic commerce and sells advertising through its Web sites, provides audio and video broadcast services to third parties, and provides various other services designed to promote widespread usage of the Company's technology.

     MEDIA SYSTEM

     The Company's streaming media system allows content providers to encode content such as audio, video or other multimedia programming into discrete data packets that can be broadcast to large numbers of simultaneous users.

     BASIC SERVER. The Company offers a Basic Server free of charge from its Web sites. This product enables content providers to stream both audio and video to as many as 60 simultaneous users.

     BASIC SERVER PLUS. The Basic Server Plus is an enhanced server that can be downloaded from the Company's Web sites starting at $695. In addition to the Basic Server functions, Basic Server Plus supports streaming animation and enhanced administration capabilities and includes RealPublisher, technical support and upgrades.

     REALSERVER INTERNET SOLUTION. The Internet Solution is designed for use by commercial Web sites, including media content providers that distribute audio, video or animation content over the Internet to a broad base of consumers. The Internet Solution includes the RealServer, which offers the Basic Server Plus functions as well as advanced administrative features, the ability to reach a larger audience and in-stream advertising insertion and rotation. The Internet Solution also includes the RealPublisher and the RealEncoder. Internet Solution licenses start at $2,795 and are priced based on the number of streams licensed.

     REALSERVER INTRANET SOLUTION. The Intranet Solution is a RealServer designed specifically for use in intranet applications. The Intranet Solution includes the RealPublisher, the RealEncoder and a site license for the RealPlayer. A 10-user Intranet Solution is available free of charge from the Company's Web sites. Larger system licenses start at $6,995 and are priced according to the number of licensed users.

     COMMERCE SOLUTION. The Commerce Solution is an integrated system that can be used with the Internet or Intranet Solution to provide secure, selective access to streaming media content. The Commerce Solution is comprised of the Commerce RealServer, which includes all the functions of the RealServer as well as user and workstation authentication, encrypted challenge/response systems and broad database and Web-based commerce systems compatibility. Commerce Solution licenses are priced based on the number of streams licensed.

     REALPUBLISHER. The RealPublisher is a software tool that enables users to create and publish RealAudio and RealVideo content-enabled Web pages without having to program in HTML. The RealPublisher can be downloaded from the Company's Web sites for $49.99.

     REALENCODERS. The Company's RealEncoders enable content providers to compress live or recorded audio and video programming into the Company's file format. This highly compressed file format increases the efficiency of limited-bandwidth transmissions and is readable by the Company's players. The RealEncoder can be downloaded free of charge from the Company's Web sites.

     REALPRESENTER. The RealPresenter is a plug-in tool for use with Microsoft PowerPoint. RealPresenter allows users to stream full screen audio narrated PowerPoint presentations over the Internet or intranets. The RealPresenter can be downloaded from the Company's Web sites for $39.99.

     REAL BROADCAST NETWORK. The Company operates the Real Broadcast Network, which uses the Company's splitter technology to broadcast content to thousands of simultaneous users through IP multicasting or traditional unicasting. In August 1997, the Company and MCI commenced a pilot program in which the Company's technology is incorporated into MCI's Internet backbone. The Real Broadcast Network enables broadcasters to reach up to 50,000 users simultaneously by combining MCI's nationwide network of datalines and computer centers with the Company's streaming media and splitter technologies. In select cases, the Company has and will continue to enter into relationships with content providers in which the providers' content is hosted on the Real Broadcast Network at the Company's expense in exchange for a share of the advertising or other revenue generated.

     In May 1997, the Company entered into a joint venture with NTT, KDD and Trans Cosmos in Japan to establish J-Stream Co. Inc. ("J-Stream"), which, like the Company's Real Broadcast Network, streams audio and video content to users through IP multicasting or traditional unicasting. The Company supplies its RealAudio and RealVideo system and technical support for the operation of the J-Stream broadcast network. The Company holds a 24% interest in J-Stream.

     CONSULTING. The Company provides a range of consulting services that principally relate to the creation and maintenance of streaming media networks based on the Company's technology. Commonly provided services include sound editing, video production assistance and network design.

     CONSUMER PRODUCTS AND ELECTRONIC COMMERCE

     The Company's player enables a user to listen to or view content from Web sites that use the Company's server products. The player decompresses and decodes audio, video or animation packets transmitted by the server, reassembles them in the correct order, identifies and requests retransmission of any missing data packets, and then plays back the reassembled audio, video or animation content for the user in real-time. The players can be easily installed and used by nontechnical computer users, even using dial-up modems over standard voice-grade telephone lines.

     REALPLAYER. RealPlayer, the Company's standard player, can be downloaded free of charge from the Company's Web sites and currently is distributed by a number of third parties in combination with their own products. RealPlayer offers basic functions such as play, stop, fast-forward, rewind and volume adjustment, as well as the ability to program six Destination Buttons, which provide one-click access to preprogrammed audio, video or animation content.

     REALPLAYER PLUS. The RealPlayer Plus is an enhanced player that can be downloaded from the Company's Web sites or purchased in a retail store for a suggested price of $29.99. RealPlayer Plus not only offers basic RealPlayer functions, but also features a scan function and 40 programmable buttons that allow users to preset favorite content. Customers who purchase a RealPlayer Plus also have access to special content available only to RealPlayer Plus users.

     ELECTRONIC COMMERCE AND REALSTORE. Since August 1996, the Company has sold its products electronically. On September 8, 1997, it opened its RealStore Web site, an online store for the sale of the Company's products, third-party streaming media tools and utilities, and intranet-based training products. Through this distribution channel, the Company is able to offer a broad selection of products with little inventory risk or merchandising expense.

     MEDIA PUBLISHING PRODUCTS AND SERVICES

     The Company's network of Web sites aggregates, organizes and provides streaming media programming through a variety of navigational and theme-oriented content sites. These sites derive revenues from the sale of advertising. The Company has been instrumental in pioneering new forms of Internet advertising, including in-stream advertising, in which streamed audio and video advertisements are inserted into selected programming.

     In addition to its main Web site, the Company's network of Web sites includes:

     Timecast, a guide to RealAudio and RealVideo content that offers programming information from and links to over 4,000 Web sites, including over 650 radio and television stations;

     LiveConcerts.com, which, in cooperation with House of Blues, offers live streamed music concerts using the Company's products as well as access to services, including up-to-date concert schedules;

     Film.com, which provides in-depth information about, and streaming media clips of, movies, including reviews and previews; and

     Daily Briefing, which allows customers to design their own custom streaming media newscasts from over 50 short programs in the areas of news, sports, entertainment, weather and business/technology, and to receive the custom newscasts daily.

TECHNOLOGY

     The Company's client/server software system is designed to optimize the delivery of streaming media over the Internet, intranets or any IP-based network. The system is based on open industry standards and works with a broad range of operating systems, hardware platforms and media types.

     CODECS

     The Company's system uses multiple compression/decompression algorithms (or "codecs") to translate time-based data-intensive content such as audio, video or animation data into discrete data packets and then broadcast (or "stream") the packets to the client (or "player"). The player then reassembles the packets in the correct order and plays back the streaming media content in real time. The compression process enables the data to be streamed to the player even in very low bandwidth (14.4 kbps) or congested network environments by reducing the amount of data to be streamed.

     TRANSMISSION TECHNOLOGY AND PROTOCOLS

     Neither of the two basic Internet transport protocols, User Datagram Protocol ("UDP") and Transport Control Protocol ("TCP"), was originally designed to handle the transmission of real-time content. UDP is able to transmit data packets efficiently and without delays, but is not generally robust enough to ensure delivery of all data packets. TCP generates robust and reliable transmissions, but is not designed for efficient and continuous real-time delivery of content. Higher level Internet protocols, such as File Transfer Protocol and Hypertext Transfer Protocol ("HTTP"), were designed originally for one-way continuous transmissions and as such do not efficiently allow the player to communicate back to the server to activate functions such as fast forward, pause and rewind or to select a particular portion of a clip for playing.

     To address the inherent limitations of the Internet with respect to multimedia delivery, the Company has developed its own client/server software architecture based on advanced transmission technologies and protocols. Key elements of the Company's technology solution include:

          BUFFERING: Because the streaming of continuous, time-based content such as audio or video must occur in real-time and with minimal transmission loss, the Company's technology incorporates a time delay (or "buffering") feature that allows the player extra time to accumulate data packets and, if any are missing, request retransmission of particular packets. As a result, transmission and playback quality can be optimized, even in highly congested transmission environments.

          BIDIRECTIONAL COMMUNICATION: The Company's server and player communicate during transmission regarding the bandwidth and quality of the user's connection to optimize the transmission by using the system's bandwidth negotiation and dynamic connection management capabilities. For example, the system is able to detect the available bandwidth and the extent of packet loss and performance degradation.

          ERROR-MITIGATION: To the extent that buffering and packet retransmission efforts are insufficient to maintain acceptable quality of user experience, the Company's system draws on several techniques designed to mitigate performance degradation, including interpolation methods that "reconstruct" lost data packets based on approximations regarding adjacent or closely related data packets, UDP-based retransmission of lost packets and forward error correction.

          SMART NETWORKING: This feature allows a server to stream content to the player via unicasting or IP multicasting and automatically select the appropriate transmission protocol (UDP, TCP or HTTP) depending on current network conditions and the presence of firewalls or proxies.

          VIDEO-OPTIMIZED TRANSMISSION: Because video transmissions are more data-intensive than audio transmissions, the encoding of video streams for low bandwidth requires a higher compression ratio. In addition to standard compression techniques, the Company uses a technique known as interframe compression, which reduces unnecessary repetition of redundant background data in neighboring video frames, thereby reducing the number of data packets being transmitted. The system also incorporates "stream thinning" technology that responds to episodes of performance degradation by dynamically reducing the amount of video content being streamed to the user, thereby preserving bandwidth for audio packets to maintain the continuity of the audio stream, which is often more central to the user experience than video.

     In addition to its core client/server technology, the Company has adopted RTSP, a proposed protocol for standardizing the control and delivery of streaming media over the Internet. RTSP is a unified standard for a broad range of media data types and is intended to promote a greater level of interoperability among various streaming media solutions. RTSP is built on top of a number of other Internet standard protocols such as HTTP, TCP/IP and Real Transport Protocol, and is complementary with Active Streaming Format ("ASF"), a file format for streaming media that does not specify a method of client-server interaction. RTSP provides the client server specification necessary to stream ASF files (and many other file types) on the Internet. RTSP was submitted to the Internet Engineering Task Force in October 1996 with the support of over 40 companies.

NETWORKED MULTIMEDIA FOR LARGE-SCALE DELIVERY

     The Company's splitter technology allows broadcasters to transmit large numbers of simultaneous streams. Traditionally, a stand-alone server sends a separate signal to each individual user, which is an inefficient use of network bandwidth because the same signal often is distributed through many of the same links on the network.

     The Company's splitter technology enables one "central" server to broadcast a signal to a set of servers distributed around a network, which servers then transmit the signal to the end user, thereby minimizing the use of the network backbone and improving signal quality. The Company uses this technology in its Real Broadcast Network, as well as in its J-Stream joint venture in Japan.

RESEARCH AND DEVELOPMENT

     The Company devotes a substantial portion of its resources to developing new products and product features, expanding and improving its fundamental streaming technology, and strengthening its technological expertise. During the fiscal years ended December 31, 1997 and December 31, 1996, the Company expended approximately 41% and 34%, respectively, of its total net revenues on research and development activities. The Company intends to continue to devote substantial resources toward research and development for the next several years. At December 31, 1997, the Company had 105 employees, or approximately 32% of its work force, engaged in research and development activities. The Company must hire additional skilled software engineers to further its research and development efforts. The Company's business, financial condition and results of operations could be adversely affected if it is not able to hire, train and retain the required number of engineers.

SALES, MARKETING AND DISTRIBUTION

     The Company believes that any individual or company that desires to transmit or receive streaming media content over the Internet or intranets is a potential Company customer. To reach as many customer segments as possible, the Company markets its products and services through several direct and indirect distribution channels, including over the Internet, through a direct sales force, through OEMs and VARs, and internationally through distributors and the J-Stream joint venture. As of December 31, 1997, the Company had 125 employees, or approximately 38% of its work force, engaged in sales and marketing activities.

     ELECTRONIC COMMERCE. Substantially all of the Company's products may be downloaded directly from the Company's Web sites, with over 40 million downloads of its RealPlayer to date. The Company sells third-party products on its RealStore Web site on a consignment basis and, accordingly, incurs no inventory risk with respect to such products. Electronic distribution provides the Company with a low-cost, globally accessible, 24-hour sales channel.

     DIRECT SALES FORCE. The Company's direct sales force markets the Company's products and services primarily to corporate customers interested in server products for commercial Internet Web sites or intranets. A telesales group develops and pursues leads generated from inquiries on the Company's Web sites and from downloads of its Basic Server.

     OEMS AND VARS. The Company has entered into various distribution relationships with third parties pursuant to which the Company's products are incorporated into, or bundled with, the third party's products for delivery by the third party to end users.

     ADVERTISING SALES. The Company's advertising sales force markets and sells advertising on the Company's Web sites and within media streams that the Company hosts on behalf of its corporate customers.

     INTERNATIONAL SALES. The Company has four international subsidiaries that market and sell the Company's products outside the U.S. The Company distributes its products internationally through a direct sales force and distribution arrangements.

     MARKETING PROGRAMS. The Company participates in trade shows, conferences and seminars, provides product information through the Company's Web sites, promotes and co-promotes special events, places advertising for the Company's products and services in print and electronic media, and sponsors special programs for software developers, including its own conference. The Company's marketing programs are aimed at informing distributors and end users about the capabilities and benefits of the Company's products and services, increasing brand name awareness, stimulating demand across all market segments and encouraging independent software developers to develop products and applications that are compatible with the Company's products and technology.

MICROSOFT RELATIONSHIP

     In June 1997, the Company entered into a strategic agreement with Microsoft pursuant to which the Company granted Microsoft a nonexclusive license to its Standard Code (as defined in the agreement), which is comprised of certain substantial elements of the source code of the Company's RealAudio/RealVideo Version 4.0 technology included in its basic RealPlayer and substantial elements of its EasyStart Server (currently known as the Basic Server), and related Company trademarks. Under the agreement, Microsoft may sublicense its rights to the Standard Code to third parties under certain circumstances. On two occasions during the first two years following delivery under the agreement, Microsoft may acquire for $25 million and $35 million, respectively, a nonexclusive license to subsequently developed versions of the Standard Code, products based on which are currently distributed to end users by the Company at no charge. If the Company elects in its sole discretion to grant an Event License (as defined in the agreement), the agreement provides for a full refund of each license fee during the first year, declining to 0% over the following two years. The Company may not assign its obligations under the agreement without Microsoft's consent, and a merger, the sale of substantially all of the Company's assets and certain other events will be deemed to be an assignment under the agreement. Microsoft is obligated to distribute the Company's RealPlayer Version 4.0 for a defined term as long as the Company's player supports certain Microsoft architectures. The Company also agreed to work with Microsoft and several other companies to author and promote ASF as a standard file format for streaming media. The agreement also requires the Company to provide Microsoft with engineering consultation services, certain error corrections and certain technical support over a defined term. In connection with the agreement, Microsoft also purchased a minority interest in the Company. In addition, the Company recently announced its support of Microsoft's Windows Media Player. This will allow Windows users to use the Windows Media Player to play audio, video and animation that is streamed from a RealSystem 5.0 RealServer.

     Microsoft competes with the Company in the market for streaming media server and player software and offers its own streaming media product, NetShow. Microsoft also acquired VXtreme, Inc. ("VXtreme") and purchased a minority interest in VDOnet Corporation ("VDOnet"), both of which are competitors of the Company in the market for streaming media software. As a result of Microsoft's agreement with the Company, its acquisition of VXtreme and its investment in VDOnet, Microsoft will be able to augment substantially the functionality of NetShow, its streaming media product, which could have a material adverse effect on the competitiveness of the Company's products.

     The Company believes that Microsoft's commitment to and presence in the streaming media industry will dramatically increase competitive pressure in the overall market for streaming media software, leading to, among other things, increased pricing pressure and longer sales cycles. Such pressures may result in further price reductions in the Company's products and may also materially reduce the Company's market share. The Company believes that Microsoft will incorporate streaming media technology in its Web browser software and certain of its server software offerings, possibly at no additional cost to the user. In addition, notwithstanding the Company's cooperation with Microsoft regarding ASF, Microsoft may promote technologies and standards not compatible with the Company's technology. Microsoft has a longer operating history, a larger installed base of customers and dramatically greater financial, distribution, marketing and technical resources than the Company. As a result, there can be no assurance that the Company will be able to compete effectively with Microsoft now or in the future, or that the Company's business, financial condition and results of operations will not be materially adversely affected by increased competition in the streaming media industry. In addition, if considerable industry consolidation occurs, there can be no assurance that the Company will be able to continue to compete effectively.

     Although Microsoft is a shareholder of the Company, it is also a competitor and its interests may not always be a aligned with those of the Company and the other shareholders. Microsoft has indicated that to the extent the relationship between the parties becomes more competitive than complementary, and based on the outcome of issues between the parties, including under the license agreement, it is likely to re-evaluate its investment position in the Company. There can be no assurance that any such issues, the evolving nature of the relationship, or economic factors would not result in Microsoft selling all or a portion of its holdings in the Company when contractually able to do so, which could have a material adverse effect on the market price for the Common Stock.

CUSTOMERS

     The Company's customers consist primarily of resellers and users located in the U.S. and various foreign countries. Sales to customers outside the U.S., primarily in Asia and Europe, were approximately 17%, 22% and 26% of total net revenues in the years ended December 31, 1995, 1996 and 1997, respectively. Software license fees under a license agreement with Microsoft accounted for approximately 15% of total net revenues for the year ended December 31, 1997.

CUSTOMER SUPPORT

     The Company's customers have a choice of support options depending on the level of service desired. The Company maintains a technical support hotline to answer inquiries and provides an online database of technical information. The Company's support staff also responds to e-mail inquiries. The Company tracks all support requests through a series of customer databases, including current status reports and historical customer interaction logs. The Company uses customer feedback as a source of ideas for product improvements and enhancements. As of December 31, 1997, the Company employed 12 technical representatives to respond to customer requests for support.

COMPETITION

     The market for software and services for the Internet and intranets is relatively new, constantly evolving and intensely competitive. The Company expects that competition will intensify in the future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources than the Company. The Company's principal competitors in the development and distribution of audio and video streaming solutions include Microsoft, VDOnet, Xing Technology Corporation, Precept Software, Inc., Motorola, Inc., Vosaic LLC and Oracle Corporation. The Company's RealSystem also competes to a lesser degree with non-streaming audio and video delivery technologies such as AVI and Quicktime, and indirectly with delivery systems for multimedia content other than audio and video, such as Flash by Macromedia and Enliven by Narrative Communications Corp. Competitive factors in this market include the quality and reliability of software; features for creating, editing and adapting content; ease of use and interactive user features; scaleability and cost per user; and compatibility with the user's existing network components and software systems. To expand its user base and further enhance the user experience, the Company must continue to innovate and improve the performance of its RealSystem. The Company anticipates that consolidation will continue in the streaming media industry and related industries such as computer software, media and communications. Consequently, competitors may be acquired by, receive investments from or enter into other commercial relationships with, larger, well-established and well-financed companies. There can be no assurance that the Company can establish or sustain a leadership position in this market segment.

     The Company is committed to the continued market penetration of its brand, products and services, which, as a strategic response to changes in the competitive environment, may require pricing, licensing, service or marketing changes intended to extend its current brand and technology franchise. Price concessions or the emergence of other pricing or distribution strategies by competitors may have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company currently derives significant revenues from the electronic distribution of certain of its products. The Company competes with a variety of Web sites, such as Buydirect.Com and Sofware.Net, which also offer software products for download. To compete successfully in the electronic commerce market, the Company must attract sufficient commercial traffic to its Web sites by offering high quality, competitively priced merchandise in a compelling, easy-to-purchase format. There can be no assurance that the Company will be able to compete successfully in this market, and any failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     In the Internet advertising segment, the Company competes for Internet advertising revenues with a wide variety of Web sites and Internet service providers. While Internet advertising revenues across the industry continue to grow, the number of Web sites competing for such revenue is also growing rapidly. The Company's advertising sales force and infrastructure are still in early stages of development relative to the Company's competitors. There can be no assurance that advertisers will place advertising with the Company or that revenues derived from such advertising will be material. In addition, if the Company loses advertising customers, fails to attract new customers, is forced to reduce advertising rates or otherwise modify its rate structure to retain or attract customers, or loses Web site traffic, the Company's business, financial condition and results of operations may be materially adversely affected.

GOVERNMENTAL REGULATION

     The Company currently is not subject to direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses, although certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to the Company's products. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet. It is possible that governments will enact legislation that may be applicable to the Company in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities, property ownership, taxation, defamation and personal privacy.

     The Company faces potential liability for claims based on the nature and content of the materials that it distributes over the Internet, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies. The Company's general liability insurance may not cover claims of this type or may not be adequate to indemnify the Company for any liability that may be imposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     The Company's success depends in part on its ability to protect its proprietary software and other intellectual property. To protect its proprietary rights, the Company relies generally on patent, copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers, although the Company has not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use the Company's products or technology, or develop similar technology. There can be no assurance that the Company's agreements with employees, consultants and others who participate in product development activities will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or independently developed by competitors.

     Many of the Company's current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a blocking patent has issued or issues in the future, the Company would need to either obtain a license or design around the patent. There can be no assurance that the Company would be able to obtain such a license on acceptable terms, if at all, or to design around the patent. As of December 31, 1997, the Company had eleven registered U.S. trademarks or service marks, and had applications pending for an additional 24 U.S. trademarks. A significant portion of the Company's marks begin with the word "Real" (such as RealSystem, RealAudio and RealVideo). The Company is aware of other companies that use "Real" in their marks alone or in combination with other words, and the Company does not expect to be able to prevent all third-party uses of the word "Real" for all goods and services. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the U.S., and effective patent, copyright, trademark and trade secret protection may not be available in such jurisdictions. As with other software products, the Company's products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. In general, there can be no assurance that the Company's efforts to protect its intellectual property rights through patent, copyright, trademark and trade secret laws will be effective to prevent misappropriation of its technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by the Company.

     The Company has been and expects to continue to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of third-party proprietary rights by the Company and its licensees. The Company attempts to avoid infringing known proprietary rights of third parties in its product development efforts. However, if the Company were to discover that its products violate third-party proprietary rights, there can be no assurance that it would be able to obtain licenses to continue offering such products without substantial reengineering or that any effort to undertake such reengineering would be successful, that any such licenses would be available on commercially reasonable terms, if at all, or that litigation regarding alleged infringement could be avoided or settled without substantial expense and damage awards.

     The Company also relies on certain technology that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in the Company's products, to perform key functions. There can be no assurance that such third-party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of any of these technologies could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement or invalidity claims arising from the incorporation of third-party technology, and claims for indemnification from the Company's customers resulting from such claims, will not be asserted or prosecuted against the Company.

EMPLOYEES

     At December 31, 1997, the Company had 325 full-time employees and 1 part-time employee, 280 of whom were based at the Company's executive offices in Seattle, Washington, 30 of whom were based at the Company's offices in Japan, England, France or Denmark and 16 of whom were salespersons based at other locations. None of the Company's employees is subject to a collective bargaining agreement, and the Company believes that its relations with its employees are good.

POSITION ON CHARITABLE RESPONSIBILITY

     The Company is strongly committed to charitable responsibility, as evidenced by its donations of software to charitable organizations. If sustained profitability is achieved, the Company intends to donate approximately 5% of its annual net income to charitable organizations. The Company hopes to encourage employee giving by using a portion of its intended contribution to match charitable donations made by employees.

ITEM 2. PROPERTIES

     The Company's executive offices are located in downtown Seattle, Washington in an office building in which, as of December 31, 1997, the Company leases an aggregate of 80,345 square feet at a current monthly rental of $122,411. The lease agreement terminates on April 30, 2001, and may be terminated beginning October 1998 with nine months' advance written notice. In January 1998, the Company entered into a lease agreement for a new location for its corporate offices. The lease commences on April 1, 1999 and expires on April 1, 2011. See footnote 9(a) of "Notes to Consolidated Financial Statements."

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of third-party trademarks and other intellectual property rights by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     In August 1997, the Company was served with a subpoena by the U.S. Department of Justice in connection with its investigation into horizontal merger activity within the streaming media industry. The investigation, including interviews of Company officers by Department of Justice personnel and document production requests, is ongoing. As a result of the investigation, it is possible that the Department of Justice will require certain actions by the Company or other companies in the streaming media industry, which could have a material adverse effect on the Company's competitive position and on its business, financial condition and results of operations. The Company is cooperating fully with the investigation. The Company is not aware of any other legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Holders of 22,222,525 shares of the Company's Common Stock and 3,338,374 shares of the Company's Special Common Stock executed a consent in lieu of a special meeting of shareholders, effective November 2, 1997, pursuant to which the shareholders (i) approved an amendment to the Company's Amended and Restated Articles of Incorporation that provides for the reclassification of the Company's nonvoting Special Common Stock upon the occurrence of certain transfers, and (ii) ratified the Company's Amended and Restated Articles of Incorporation. The consent of holders of the remaining 1,449,472 shares of Common Stock was not required for the consent to be effective. Pursuant to the Washington Business Corporation Act and the Company's Amended and Restated Articles of Incorporation, the Company was required to obtain the consent of shareholders holding at least 66 2/3% shares in order for the consent to be effective. Shareholders whose consent was not obtained were provided with the required notice of shareholder action by written consent and information with respect to the actions taken.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are elected annually at the meeting of the Board of Directors held in conjunction with the annual meeting of shareholders. The following are the current executive officers of the Company:

          NAME            AGE                              POSITION
          ----            ---                              --------
Robert Glaser...........  36     Chairman of the Board, Chief Executive Officer, Secretary
                                 and Treasurer
Bruce Jacobsen..........  38     President, Chief Operating Officer and Director
Mark Klebanoff..........  36     Chief Financial Officer
Len Jordan..............  31     Senior Vice President -- Media Systems
Phillip Barrett.........  44     Senior Vice President -- Media Systems
Maria Cantwell..........  39     Senior Vice President -- Consumer and E-Commerce
James Higa..............  40     Vice President -- Asia/Rest of World ("ROW")
John Atcheson...........  39     Vice President -- Media Publishing
Alex Alben..............  39     Vice President -- Media Publishing
Kelly Jo MacArthur......  33     Vice President and General Counsel
Erik Moris..............  39     Vice President -- Marketing
Jeff Lehman.............  41     Vice President -- Advertising Sales
Philip Rosedale.........  29     Vice President -- Media Systems

---------------

     ROBERT GLASER has served as Chairman of the Board, Chief Executive Officer and Treasurer of the Company since its inception in February 1994, and as Secretary since March 1995. He also serves as the Company's Policy Ombudsman, with the exclusive authority to adopt or change the editorial policies of the Company as reflected on the Company's Web sites or in other communications or media in which the Company has a significant editorial or media voice. From 1983 to 1993, Mr. Glaser was employed at Microsoft, most recently as Vice President of multimedia and consumer systems, where he focused on the development of new businesses related to the convergence of the computer, consumer electronics and media industries. Mr. Glaser holds a B.A. and an M.A. in Economics and a B.S. in Computer Science from Yale University.

     BRUCE JACOBSEN has served as President and Chief Operating Officer of the Company since February 1996 and as a Director since July 1997. From April 1995 to February 1996, Mr. Jacobsen was Chief Operating Officer of Dreamworks Interactive, a joint venture between Microsoft and Dreamworks SKG, a partnership among Steven Spielberg, Jeffery Katzenberg and David Geffen. From August 1986 to April 1995, Mr. Jacobsen was employed at Microsoft in a number of capacities, including General Manager of the Kids/ Games business unit. Mr. Jacobsen graduated summa cum laude with Honors from Yale University and holds an M.B.A. from Stanford University.

     MARK KLEBANOFF has served as Chief Financial Officer of the Company since June 1996. From May 1992 to June 1996, Mr. Klebanoff was Vice President of Finance and Operations of Industrial Systems, Inc., a client/server process information management software vendor, which merged with Aspen Technology, Inc. in 1995. From 1989 to 1992, Mr. Klebanoff worked in a number of general management capacities for the Japanese trading company Itochu Corporation. Mr. Klebanoff holds a B.A. from Yale University and a Masters degree from the Yale School of Management.

     LEN JORDAN has served as Senior Vice President -- Media Systems of the Company since January 1997. From November 1993 to November 1996, Mr. Jordan was employed at Creative Multimedia, Inc., a developer and publisher of CD-ROM/Internet products in a number of capacities, most recently as President. From September 1989 to November 1993, Mr. Jordan was employed at Central Point Software, Inc., a utility software publisher. Mr. Jordan graduated magna cum laude from the Eccles School of Business at the University of Utah with B.S. degrees in Finance and Economics.

     PHILLIP BARRETT has served as Senior Vice President -- Media Systems of the Company since January 1997, and from November 1994 to January 1997 as Vice President -- Software Development. From March 1986 to October 1994, Mr. Barrett was a Development Group Manager at Microsoft, where he led development efforts for Windows 386, Windows 3.0 and Windows 3.1. Mr. Barrett holds an A.B. in Mathematics from Rutgers University and an M.S. in Computer Sciences from the University of Wisconsin, Madison.

     MARIA CANTWELL has served as Senior Vice President -- Consumer and E-Commerce of the Company since July 1997. From April 1995 to July 1997, Ms. Cantwell served as Vice President -- Marketing of the Company. From February 1995 to April 1995, Ms. Cantwell was a consultant to the Company. From 1992 to January 1995, Ms. Cantwell served as a member of the 103rd Congress. Ms. Cantwell holds a B.A. in Public Administration from Miami University.

     JAMES HIGA has served as Vice President -- Asia/ROW of the Company since September 1996. From January 1989 to August 1996, Mr. Higa was the Director for Asia/Pacific for NeXT Software, Inc. From 1986 to 1989, Mr. Higa served as Director of Product Marketing at Apple Japan, Inc. Mr. Higa holds a B.A. in Political Science from Stanford University.

     JOHN ATCHESON has served as Vice President -- Media Publishing of the Company since January 1997. From March 1990 to May 1996, Mr. Atcheson was President and Chief Executive Officer of MNI Interactive, Inc., a developer and distributor of consumer interactive services. Mr. Atcheson holds a B.A. from Brown University and an M.B.A. from the Stanford Graduate School of Business.

     ALEX ALBEN has served as Vice President -- Media Publishing of the Company since February 1998, with responsibility for the Company's music and entertainment web products. From March 1997 to February 1998, Mr. Alben was a consultant to the Company and to Film.com, Inc. From 1993 to 1996, Mr. Alben was Director of Business Affairs, and from 1996 to 1997, Vice President of Business Affairs of Starwave Corporation. Mr. Alben served as Associate General Counsel in the feature film division of Warner Bros. from 1992 to 1993, and previously served as Director of Business Affairs at Orion Pictures. Mr. Alben graduated with distinction from Stanford University and holds a J.D. from Stanford Law School.

     KELLY JO MACARTHUR has served as Vice President and General Counsel of the Company since October 1996. From January 1995 to March 1996, Ms. MacArthur served as General Counsel and Director of Business Affairs for Compton's NewMedia, Inc., which was acquired by Learning Co., Inc. in 1996. From July 1989 to December 1994, Ms. MacArthur was an attorney at Sidley & Austin. Ms. MacArthur graduated summa cum laude from the University of Illinois at Champaign-Urbana and holds a J.D. from Harvard Law School.

     ERIK MORIS has served as Vice President -- Marketing of the Company since August 1997. From April 1997 to July 1997, Mr. Moris served as a Product Manager for the Company. From September 1996 to April 1997, Mr. Moris was a consultant to the Company. From May 1995 to August 1996, Mr. Moris was employed at Microsoft, where he managed advertising for the Windows 95 launch and was Group Manager for the Internet Platform and Tools Division. From 1985 to 1994, Mr. Moris was a Senior Vice President at McCann-Erickson Advertising. Mr. Moris holds a B.A. in Communications and Business from Western Washington University.

     JEFF LEHMAN has served as Vice President -- Advertising Sales of the Company since October 1997. From September 1985 to September 1997, Mr. Lehman was employed by Ziff-Davis/Softbank in a number of Vice President, Director, and other publishing positions. Mr. Lehman graduated cum laude from the University of Central Florida with a B.S.B.A. and an M.B.A. with Honors.

     PHILIP ROSEDALE has served as Vice President -- Media Systems of the Company since October 1997. From February 1996 to October 1997, Mr. Rosedale served as General Manager, Software Development of the Company. From June 1986 to February 1996, Mr. Rosedale was founder and Chief Executive Officer of Automated Management Systems, a developer and marketer of software applications. Mr. Rosedale graduated cum laude from the University of California, San Diego with a B.S. in Physics.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company made its initial public offering on November 21, 1997 at a price of $12.50 per share. The Company's Common Stock is listed on the Nasdaq National Market under the symbol "RNWK." The following table sets forth the high and low sales prices per share of the Company's common stock for the fourth quarter of 1997.

                                                              HIGH       LOW
                                                             -------   -------
1997
Fourth Quarter (beginning November 21, 1997)...............  $19.375   $13.625

     As of March 20, 1998, there were 316 holders of record of the Company's Common Stock. Because many of the shares of Common Stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders. The Company has never declared or paid any cash dividends on its Common Stock. Since the Company currently intends to retain future earnings to finance future growth, it does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Since January 1, 1997, the Company has issued and sold unregistered securities as follows:

          (1) An aggregate of 1,000 shares of Series C Common Stock (subsequently converted to Common Stock) was issued in March 1997 to one individual in exchange for services valued at $2,000.

          (2) An aggregate of 3,338,374 shares of Series E Preferred Stock (subsequently converted to Special Common Stock) was issued in a private placement in July 1997 to one investor. The aggregate consideration received for such shares was $30,000,000.

          (3) A warrant for the purchase of an aggregate of 3,709,305 shares of Series E Preferred Stock (subsequently converted to Special Common Stock) was issued in a private placement in July 1997 to one investor. The consideration received by the Company in connection with the issuance of such warrant was part of the aggregate consideration received by the Company in connection with the private placement of Series E Preferred Stock as noted above. The warrant was not exercised by, and terminated on, November 26, 1997.

          (4) An aggregate of 15,000 shares of Series C Common Stock (subsequently converted to Common Stock) was issued in October 1997 to one entity in a private placement in connection with the acquisition of certain assets of that entity valued at $52,500.

          (5) As of December 31, 1997, an aggregate of 1,673,294 shares of Common Stock had been issued to employees and consultants upon the exercise of options. The aggregate consideration received for such shares was $302,510.

          (6) An aggregate of 183,755 shares of Series B Common Stock (subsequently converted to Common Stock) was issued to 5 investors upon the exercise of warrants in November 1997. The aggregate consideration received for such shares was $36,751.

          (7) An aggregate of 100,000 shares of Series C Preferred Stock (subsequently converted to Common Stock) was issued to 4 investors upon the exercise of warrants in November 1997. The aggregate consideration received for such shares was $196,340.

          (8) An aggregate of 39,841 shares of Series D Preferred Stock (subsequently converted to Common Stock) was issued to 6 investors upon the exercise of warrants in November 1997. The aggregate consideration received for such shares was $375,003.

     No underwriters were engaged in connection with these issuances and sales. Each of the transactions noted above was made in reliance upon the exemption from registration provided by either Section 3(b) or 4(2) of the Securities Act of 1933, as amended.

USE OF PROCEEDS

     The Company's Registration Statement on Form S-1 (File No. 333-36553) filed with the Securities and Exchange Commission in connection with the Company's initial public offering (the "Registration Statement") was declared effective at 5:00 p.m., EDT, on November 20, 1997 and the initial public offering commenced on November 21, 1997. The offering terminated after the sale of all securities that were registered under the Registration Statement. Goldman, Sachs & Co., BancAmerica Robertson Stephens and NationsBanc Montgomery Securities, Inc. were the managing underwriters of the offering. The Company registered and sold 3,450,000 shares of common stock, par value $0.001 per share, at an aggregate price of $43.1 million. The Company incurred a total of approximately $4.6 million of expenses in connection with the issuance and distribution of common stock in the offering, of which approximately $3.0 million were paid in underwriting discounts and commissions and approximately $1.6 million were paid to third parties for other expenses. Offering proceeds, net of aggregate expenses of approximately $4.6 million, were approximately $38.5 million. The Company has used all of the net offering proceeds for the purchase of temporary investments consisting of cash, cash equivalents and short-term investments. The Company has not used any of the net offering proceeds for the construction of any plant, building or facilities; purchase or installation of machinery or equipment; purchases of real estate; acquisition of other business(es); or repayment of indebtedness. None of the expenses paid in connection with the issuance and distribution of the common stock in the offering, and none of the net offering proceeds, were paid directly or indirectly to directors, officers, general partners of the Company or their associates, persons owning ten percent (10%) or more of any class of equity securities of the Company, or affiliates of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Form 10-K. The selected consolidated financial data as of December 31, 1994, 1995, 1996 and 1997 and for the period from February 9, 1994 (inception) to December 31, 1994, and for the years ended December 31, 1995, 1996 and 1997 are derived from the Consolidated Financial Statements of the Company which have been audited by KPMG Peat Marwick LLP, independent accountants.

                                                      PERIOD FROM
                                                   FEBRUARY 9, 1994              YEAR ENDED
                                                    (INCEPTION) TO              DECEMBER 31,
                                                     DECEMBER 31,      -------------------------------
                                                         1994           1995       1996        1997
                                                   -----------------   -------   --------   ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Software license fees..........................       $    --        $ 1,782   $ 11,876   $   25,494
  Service revenues...............................            --             30      1,120        4,972
  Advertising....................................            --             --      1,016        2,254
                                                        -------        -------   --------   ----------
          Total net revenues.....................            --          1,812     14,012       32,720
Cost of revenues:
  Software license fees..........................            --             29      1,343        3,153
  Service revenues...............................            --             33        554        2,392
  Advertising....................................            --             --        288          920
                                                        -------        -------   --------   ----------
          Total cost of revenues.................            --             62      2,185        6,465
                                                        -------        -------   --------   ----------
     Gross profit................................            --          1,750     11,827       26,255
Operating expenses:
  Research and development.......................           202          1,380      4,812       13,268
  Selling and marketing..........................            47          1,218      7,540       20,124
  General and administrative.....................           296            747      3,491        6,024
                                                        -------        -------   --------   ----------
          Total operating expenses...............           545          3,345     15,843       39,416
                                                        -------        -------   --------   ----------
     Operating Loss..............................          (545)        (1,595)    (4,016)     (13,161)
                                                        -------        -------   --------   ----------
Other income, net................................            --             94        227        1,992
                                                        -------        -------   --------   ----------
Net loss.........................................       $  (545)       $(1,501)  $ (3,789)  $  (11,169)
                                                        =======        =======   ========   ==========
Historical basic and diluted net loss per share
  (1)............................................       $ (0.05)       $(59.89)  $ (11.91)  $    (2.88)
Shares used to compute historical basic and
  diluted net loss per share (1).................            10             25        321        4,041
Pro forma basic and diluted net loss per share
  (1)............................................                                           $    (0.40)
Shares used to compute pro forma basic and
  diluted net loss per share(1)..................                                               28,854

                                                                        DECEMBER 31,
                                                             -----------------------------------
                                                             1994    1995      1996       1997
                                                             ----   -------   -------   --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments..........  $ --   $ 6,116   $19,595   $ 92,028
Working capital (deficit)..................................   (49)    5,948    16,893     87,519
Total assets...............................................    64     7,574    26,468    116,704
Note payable...............................................    --        --        --        963
Redeemable, convertible preferred stock....................    --     7,655    23,153         --
Shareholders' equity (deficit).............................    15    (1,111)   (3,320)    77,902

---------------

(1) For an explanation of historical basic and diluted net loss per share and pro forma basic and diluted net loss per share and the number of shares used to compute historical basic and diluted net loss per share and pro forma basic and diluted net loss per share, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Certain Risk Factors That May Affect the Company's Business. Future Operating Results and Financial Condition" and elsewhere in this Form 10-K.

OVERVIEW

     RealNetworks is a leading provider of branded software products and services that enable the delivery of streaming media content over the Internet and intranets. The Company's products and services include its RealSystem, a streaming media solution that includes RealAudio and RealVideo technology, an electronic commerce Web site designed to promote the proliferation of streaming media products and a network of advertising-supported content aggregation Web sites.

     The Company was incorporated in February 1994 and did not recognize any revenue until July 1995, when the Company began delivery of the commercial version of RealAudio Version 1.0. From inception through December 31, 1995, the Company's operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, conducting research and development, building the RealAudio brand and establishing the market for streaming audio. During 1996, the Company continued to invest heavily in research and development, marketing, building domestic and international sales channels and general and administrative infrastructure. In August 1996, the Company began selling RealPlayer Plus, a premium version of its RealPlayer product. RealPlayer continues to be available for download free of charge from the Company's Web sites. In February 1997, the Company released a "beta" version of its RealVideo product and, in June 1997, it released the commercial version of RealVideo Version 4.0. In October 1997, the Company released a "beta" version of its RealSystem Version 5.0, a streaming media solution that includes RealAudio and RealVideo technology. The commercial version of RealSystem Version
5.0 was released in December 1997.

     The Company has a limited operating history on which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in rapidly evolving markets such as media delivery and electronic commerce over the Internet and intranets. To achieve and sustain profitability, the Company must, among other things, establish widespread market acceptance of its existing products and services, successfully develop new products and services, respond quickly and effectively to competitive, market and technological developments, expand sales and marketing operations, broaden customer support capabilities, control expenses and continue to attract, train and retain qualified personnel. There can be no assurance that the Company will achieve or sustain profitability.

     The Company has incurred significant losses since its inception, and as of December 31, 1997 had an accumulated deficit of $17,524,000. The Company believes that its success will depend largely on its ability to extend its technological leadership and continue to build its brand position. Accordingly, the Company intends to invest heavily in research and development and sales and marketing. The Company expects to continue to incur substantial operating losses. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its revenues and operating results, including its gross profit margin and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance. Although the Company has experienced significant percentage growth in total net revenues, it does not believe that its historical growth rates are sustainable or indicative of future growth. The Company has used, and expects to continue to use, price promotions to increase trial, purchase and use of its products, as well as to increase overall recognition of its brands. The effect of such promotions on revenues in a particular period may be significant and extremely difficult to forecast.

     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      1995     1996     1997
                                                      -----    -----    -----
Net revenues:
  Software license fees.............................   98.4%    84.8%    77.9%
  Service revenues..................................    1.6      8.0     15.2
  Advertising.......................................     --      7.2      6.9
                                                      -----    -----    -----
          Total net revenues........................  100.0    100.0    100.0
                                                      -----    -----    -----
Cost of revenues:
  Software license fees.............................    1.6      9.6      9.6
  Service revenues..................................    1.8      4.0      7.3
  Advertising.......................................     --      2.0      2.8
                                                      -----    -----    -----
          Total cost of revenues....................    3.4     15.6     19.7
                                                      -----    -----    -----
     Gross Profit...................................   96.6     84.4     80.3
Operating expenses:
  Research and development..........................   76.2     34.3     40.6
  Selling and marketing.............................   67.2     53.8     61.5
  General and administrative........................   41.2     24.9     18.4
                                                      -----    -----    -----
          Total operating expenses..................  184.6    113.0    120.5
                                                      -----    -----    -----
     Operating loss.................................  (88.0)   (28.6)   (40.2)
Other income (expense):
  Interest income, net..............................    5.2      2.1      6.8
  Other expense.....................................     --     (0.5)    (0.7)
                                                      -----    -----    -----
     Other income, net..............................    5.2      1.6      6.1
                                                      -----    -----    -----
Net loss............................................  (82.8)%  (27.0)%  (34.1)%
                                                      =====    =====    =====

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1996 AND 1997

     REVENUES

     The Company generates revenues primarily from three sources: software license fees, services and advertising. Software license fees are recognized upon delivery, net of allowances for estimated returns, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable. Revenues from software license agreements with original equipment manufacturers ("OEMs") are recognized when the OEM delivers its product incorporating the Company's software to the end user. In the case of prepayments from an OEM, the Company generally recognizes revenues based on the actual products sold by the OEM. If the Company anticipates providing ongoing support to the OEM in the form of future upgrades, enhancements or other services over the term of the contract, revenue generally is recognized on the straight-line method over the term of the contract. The Company recognizes revenues from software license agreements with value-added resellers ("VARs"), when the following conditions are met: the software product has been delivered to the VAR, the fee to the Company is fixed or determinable, and collectibility is probable. Service revenues include payments under support and upgrade contracts, commissions from electronic sales of third-party products, and fees from consulting, content hosting and user conferences. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is 12 months. Payments for support and upgrade contracts generally are made in advance and are nonrefundable. Other service revenues are recognized when the service is performed. Advertising revenues are recognized over the period in which the advertisement is displayed on one of the Company's Web pages. The Company guarantees to certain advertising customers a minimum number of page impressions to be delivered to users of its Web sites for a particular period. To the extent minimum guaranteed page impression deliveries are not met, the Company defers recognition of the corresponding advertising revenues until guaranteed page impression delivery levels are achieved.

     Software License Fees. Software license fees were $11,876,000 and $25,494,000 for 1996 and 1997, respectively. The increase was due primarily to a greater volume of products sold as a result of growing market acceptance of the Company's server and player products, including the introduction of RealPlayer Plus in August 1996, RealVideo in February 1997 and RealSystem Version 5.0 in December 1997, successful product promotions and diversification of the Company's sales channels, including electronic distribution. In June 1997, the Company entered into a $30,000,000 license agreement with Microsoft. The agreement requires the Company to provide Microsoft with engineering consultation services, certain error corrections and certain technical support over a defined term. The Company recognizes revenue from the agreement over the three-year term of the Company's ongoing obligations. Included in software license fees for 1997 was $4,836,000 related to the Microsoft license agreement. The Company began selling products electronically from its Web site in August 1996. Electronic sales for 1996 and 1997 were $2,363,000 and $8,656,000, respectively, or 20% and 34%, respectively, of software license fees in the period. The Company has used price promotions to increase the trial, purchase and use of its software products. In February, 1997, the Company reduced the prices of its server products. In July 1997, the Company made its Basic Server available for download free of charge.

     Service Revenues. Service revenues were $1,120,000 and $4,972,000 for 1996 and 1997, respectively. Revenues from upgrade and support contracts were $1,105,000 and $3,524,000 for 1996 and 1997, respectively. This increase was primarily due to a greater installed base of the Company's products. Service revenues for 1997 also included fees of $498,000 related to the Company's first RealMedia conference.

     Advertising Revenues. Advertising revenues were $1,016,000 and $2,254,000 for 1996 and 1997, respectively. The Company began selling advertising space on its Web sites in March 1996. Increased revenues in 1997 were due in part to a full year of advertising sales and the Company's success in attracting a greater number of advertisers.

     International Revenues. International revenues were 22% and 26% of total net revenues for 1996 and 1997, respectively. The increase in international revenues was due in part to the creation of the Company's three foreign subsidiaries. The Company incorporated its French and Japanese subsidiaries in November 1996 and its U.K. subsidiary in February 1997. Substantially all of the Company's international revenues were generated in Europe and Asia. Revenues generated in Europe were 7% and 11% of total net revenues in 1996 and 1997, respectively, and revenues generated in Asia were 7% and 10% of total net revenues in 1996 and 1997, respectively. At December 31, 1997, accounts receivable due from European and Asian customers were not significant. The functional currency of the Company's foreign subsidiaries is the local currency in the country in which the subsidiary is incorporated. Operations of the Company's foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. The Company currently does not hedge its foreign currency transactions and therefore is subject to the risk of changes in exchange rates. The Company expects that international revenues will continue to increase. The cost structures of both domestic and international revenues are substantially the same.

     COST OF REVENUES

     Cost of Software License Fees. Cost of software license fees includes cost of product media, duplication, manuals, packaging materials, amounts paid for licensed technology and fees paid to third party vendors for order fulfillment. Cost of software license fees was $1,343,000 and $3,153,000 for 1996 and 1997, respectively, and 11% and 12%, respectively, of software license fees. The increase in absolute dollars was due primarily to higher sales volume. The increase in percentage terms was due to a shift in product mix toward lower-margin player products, a greater percentage of sales through indirect channels, and the utilization of a third-party order fulfillment agency.

     Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing services, bandwidth expenses for hosting services and user conference expenses. Cost of service revenues was $554,000 and $2,392,000 for 1996 and 1997, respectively, and 49% and 48%, respectively, of service revenues. The increase in absolute dollars was primarily due to increased staff and other costs associated with providing these services to a greater number of customers, and, in March 1997, the Company incurred $1,000,000 of costs associated with its RealMedia conference. No such costs were incurred in the comparable period in 1996. Excluding the effects of the RealMedia conference, cost of service revenues was 49% and 31% of service revenues for 1996 and 1997, respectively. This decrease in percentage terms was attributable primarily to better utilization of service personnel associated with an increased customer base.

     Cost of Advertising Revenues. Cost of advertising revenues includes personnel associated with content creation and bandwidth expenses related to the Company's Web sites. Cost of advertising revenues was $288,000 and $920,000 for 1996 and 1997, respectively, and 28% and 41%, respectively, of advertising revenues. The increase was due primarily to increased head count associated with content creation and higher bandwidth expenses.

     Gross margins may be affected by the mix of distribution channels used by the Company, the mix of products sold, the mix of product revenues versus service revenues and the mix of international versus U.S. revenues. The Company typically realizes higher gross margins on direct channel sales relative to indirect channels and higher gross margins on software license fees relative to service revenues. If sales through indirect channels increase as a percentage of total net revenues, or if, service revenues increase as a percentage of total net revenues, the Company's gross margins will be adversely affected.

     OPERATING EXPENSES

     Research and Development. Research and development expenses consist primarily of salaries and consulting fees to support product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility of the Company's products is established upon completion of a working model. To date, costs incurred between completion of a working model and general release of products have been insignificant. The Company believes that continued investment in research and development is critical to attaining its strategic objectives and, as a result, expects research and development expenses to increase significantly. Research and development expenses were $4,812,000 and $13,268,000 for 1996 and 1997, respectively, and 34% and 41%, respectively, of total net revenues. The increase was due primarily to increases in internal development personnel, travel, and consulting expenses. In addition, during 1997, the Company expensed approximately $1,533,000 related to the cost of technology purchased from third parties. The Company expects to incur similar types of expenditures in future periods. Research and development expenses incurred for 1997 were primarily related to development of new technology and products and enhancements made to existing products.

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, consulting fees paid, trade show expenses, advertising and cost of marketing collateral. The Company intends to continue its aggressive branding and marketing campaign and therefore expects selling and marketing expenses to increase significantly. Selling and marketing expenses were $7,540,000 and $20,124,000 for 1996 and 1997, respectively, and 54% and 62%, respectively, of total net revenues. The increases were due in large part to growth in sales personnel, commissions and costs related to the continued development and implementation of the Company's branding and marketing campaigns. During 1997, the Company also incurred approximately $694,000 in marketing expenses related to the launch of RealVideo.

     General and Administrative. General and administrative expenses consist primarily of salaries and fees for professional services. The Company expects general and administrative expenses to increase as the Company expands its staff, incurs additional costs related to growth of its business, and operates as a publicly traded company. General and administrative expenses were $3,491,000 and $6,024,000 for 1996 and 1997, respectively, and 25% and 18%, respectively, of total net revenues. The increase in absolute dollars was primarily a result of increased personnel and facility expenses necessary to support the Company's growth. The decrease in percentage terms was a result of revenues growing at a faster rate than expenses.

     OTHER INCOME, NET

     Other income, net consists primarily of earnings on the Company's cash and cash equivalents and short-term investments. Other income, net was $227,000 and $1,992,000 for 1996 and 1997, respectively. The increase was due primarily to interest income resulting from additional invested cash and cash equivalents and short-term investments.

     INCOME TAXES

     The Company had a net operating loss for each period from inception through December 31, 1997. As of December 31, 1997, the Company fully utilized its net operating loss and other credit carryforwards as a result of taxable income generated from a license agreement with Microsoft. For financial reporting purposes, those license fees are recognized over the three-year term of the Company's ongoing obligations. As a result, the Company has recognized deferred tax assets to the extent of its taxes payable. See Note 4 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1995 AND 1996

     REVENUES

     Software License Fees. Software license fees were $1,782,000 and $11,876,000 for 1995 and 1996, respectively. The Company first began recognizing revenues from software license fees in July 1995. The increase in software license fees in 1996 was due primarily to a greater volume of products sold as a result of a full year of sales, growing market acceptance of the Company's products, the introduction of RealPlayer Plus in August 1996 and diversification of sales channels, including electronic distribution.

     Service Revenues. Service revenues were $30,000 and $1,120,000 for 1995 and 1996, respectively. The increase in service revenues in 1996 was due primarily to additional support and upgrade contracts associated with a larger installed base of the Company's products. Consulting, content hosting and user conference revenues were not significant in either period.

     Advertising Revenues. Advertising revenues were $1,016,000 for 1996. The Company began selling advertising space on its Web sites in March 1996, and, as a result, no advertising revenues were generated in 1995.

     International Revenues. International revenues as a percentage of total net revenues were 17% and 22% for 1995 and 1996, respectively. Substantially all international revenues were generated in Europe and Asia.

     COST OF REVENUES

     Cost of Software License Fees. Cost of software license fees was $29,000 and $1,343,000 for 1995 and 1996, respectively, and 2% and 11%, respectively, of software license fees. The increase in absolute dollars was primarily due to higher sales volume. The increase in percentage terms was due to a shift in product mix toward lower-margin player products, a greater percentage of sales through indirect channels, and the utilization of a third-party order fulfillment agency.

     Cost of Service Revenues. Cost of service revenues was $33,000 and $554,000 for 1995 and 1996, respectively, and was 110% and 49%, respectively, of service revenues. The increase in absolute dollars was due primarily to increased staff and other costs associated with providing these services to a greater number of customers. The decrease in percentage terms was due to better utilization of service personnel associated with an increased customer base.

     Cost of Advertising Revenues. Cost of advertising revenues was $288,000 for 1996, and was 28% of advertising revenues. Since the Company did not begin selling advertising until 1996, all content creation costs in 1995 were charged to research and development and selling and marketing expenses.

     OPERATING EXPENSES

     Research and Development. Research and development expenses were $1,380,000 and $4,812,000 for 1995 and 1996, respectively, and 76% and 34%, respectively, of total net revenues. The increase in absolute dollars was attributable primarily to increased personnel and related costs associated with development of new products and enhancement of existing products. The decrease in percentage terms was a result of revenues growing at a faster rate than research and development expenses.

     Selling and Marketing. Selling and marketing expenses were $1,218,000 and $7,540,000 for 1995 and 1996, respectively, and 67% and 54%, respectively, of total net revenues. The increase in absolute dollars was due primarily to increased salaries, direct sales personnel, commissions, costs associated with international expansion and promotional expenses. The decrease in percentage terms was a result of revenues growing at a faster rate than selling and marketing expenses.

     General and Administrative. General and administrative expenses were $747,000 and $3,491,000 for 1995 and 1996, respectively, and 41% and 25%, respectively of total net revenues. The increase in absolute dollars was primarily a result of increased salaries and related expenses associated with the hiring of additional personnel and increased facilities expenses. The decrease in percentage terms was a result of revenues growing at a faster rate than general and administrative expenses.

     OTHER INCOME, NET

     Other income, net was $94,000 and $227,000 for 1995 and 1996, respectively. The increase was due primarily to interest income resulting from higher invested cash and cash equivalents and short-term investments.

     INCOME TAXES

     As of December 31, 1996, the Company had approximately $2,802,000 of net operating loss and other credit carryforwards for federal income tax purposes that will expire in 2010 and 2011 if not utilized. See Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through private sales of preferred stock and common stock and contributions of capital by the Company's founder. Net proceeds from these sales and contributions totaled $55,480,000. In addition, in November 1997 the Company completed its initial public offering. Net proceeds to the Company were $38,543,000.

     Net cash used in operating activities was $1,240,000 and $635,000 in 1995 and 1996, respectively. Cash used in operating activities in 1995 was due primarily to a net loss of $1,501,000. For 1996, cash used in operating activities resulted primarily from a net loss of $3,789,000 and an increase of $2,608,000 in trade accounts receivable, largely offset by an increase of $2,267,000 in deferred revenue, $2,220,000 in accounts payable and $822,000 in other accrued expenses. Net cash provided by operating activities was $8,092,000 in 1997. This was primarily attributable to a net loss of $11,169,000, an increase of $1,828,000 in trade accounts receivable, an increase in license fee and other receivables of $10,600,000, and an increase of $29,163,000 in deferred revenue related primarily to the Microsoft license agreement.

     Net cash used in investing activities of $3,660,000, $4,837,000, and $30,793,000 in 1995, 1996 and 1997, respectively, was primarily related to increases in short-term investments and purchases of property and equipment.

     Cash provided by financing activities of $8,029,000 in 1995 consisted primarily of $7,405,000 in net proceeds from the issuance of Series B and C Preferred Stock and a capital contribution by the founder of $372,000. Cash provided by financing activities of $17,091,000 in 1996 was primarily from net proceeds of $17,047,000 from the issuance of Series D Preferred Stock. Cash provided by financing activities of $70,325,000 in 1997 was primarily from net proceeds of $29,926,000 from the issuance of Series E Preferred

Stock, $38,543,000 in net proceeds from the issuance of Common Stock associated with the Company's initial public offering, and $991,000 of proceeds from the issuance of a note payable. In connection with the Series E Preferred Stock financing, the Company issued a warrant to purchase up to 3,709,305 shares of Series E Preferred Stock at an exercise price of $13.48 per share. This warrant expired unexercised in November 1997.

     As of December 31, 1997, the Company had $62,255,000 of cash and cash equivalents and $29,773,000 in short-term investments. As of December 31, 1997, the Company's principal commitments consisted of obligations outstanding under operating leases and a $963,000 note payable. The note is denominated in Japanese yen and bears interest at a rate not to exceed the Japanese Short Term Prime Rate (1.63% at December 31, 1997). Interest on the note is payable monthly, and the principal is due in May 2000. The terms of the note contain no restrictions or covenants. The note is secured by the Company's shares in its Japanese joint venture. Although the Company has no material commitments for capital expenditures, management anticipates a substantial increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. See "Recent Developments."

     The Company conducts its operations using primarily three currencies: the United States dollar, the Japanese yen, and the British pound. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions has had a significant impact on the Company's financial condition or results of operations. As a result, the Company currently does not hedge its foreign currency transactions and is therefore subject to the risk of exchange rates. The Company monitors its foreign exchange exposure and in the future may choose to hedge foreign currency transactions, enter into currency contracts, or take other such actions as deemed necessary to mitigate exchange rate risks. The Company is unaware of any existing foreign government policies that would significantly impact the Company's operations.

     In August 1997, the Department of Justice commenced an investigation into horizontal merger activities within the streaming media industry. The Department of Justice served several companies, including the Company and Microsoft, with subpoenas to produce certain documents. As a result of the investigation, it is possible that the Department of Justice will require certain actions by the Company, Microsoft or other companies in the streaming media industry that could have a material adverse effect on the Company's business, financial condition and results of operations. The Department of Justice could decide to take actions that could materially and adversely affect the Company's current relationship with Microsoft or other companies, affect Microsoft's obligations with respect to the distribution of the Company's products, result in certain penalties, require the Company to refund all or a portion of the license fee paid by Microsoft to the Company, require Microsoft to limit or divest certain of its acquisitions or investments in the streaming media industry, including its investment in the Company, and, if Microsoft were forced to rescind its agreement with the Company, place the Company at a significant competitive disadvantage within the industry. There can be no assurance that any such outcome would not have an immediate material adverse effect on the Company's business, financial condition and results of operations.

     Since its inception, the Company has significantly increased its operating expenses. The Company currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources. The Company believes that its current cash, cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

RECENT DEVELOPMENTS

     In January 1998, the Company entered into a lease agreement for a new location for its corporate offices. The lease commences on April 1, 1999, and expires on April 1, 2011, with the option to renew the term for either a three or ten year period, at the Company's choice. Average rent over the lease term is approximately $4,000,000 per year.

     On February 20, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with RN Acquisition Corp., a wholly-owned subsidiary of the Company, and Vivo Software, Inc. ("Vivo"), a developer of streaming media creation tools. The merger became effective on March 24, 1998. In accordance with the Agreement, the Company issued approximately 1.1 million new shares of its Common Stock in exchange for all outstanding shares of Vivo Common Stock. The acquisition will be accounted for using the purchase accounting method. The Company anticipates that a substantial portion of the purchase price will be expensed as in-process research and development.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130, which is effective for fiscal years beginning after December 15,1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by Statement 130.

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company has not determined the manner in which it will present the information required by Statement 131.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. SOP 97-2 will be adopted by the Company effective January 1, 1998 and is not expected to have any material effect on revenue recognition.

CERTAIN RISK FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

LIMITED OPERATING HISTORY

     As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to forecast accurately its revenues. The Company's expense levels are based in part on its expectations with regard to future revenues. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any significant shortfall in demand for the Company's products and services relative to the Company's expectations would have an immediate material adverse effect on the Company's business, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time implement pricing, service or marketing changes that could have a material adverse effect on its business, financial condition and results of operations.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATION IN QUARTERLY OPERATING RESULTS

     The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control, including (i) demand for the Company's products and services, (ii) introduction or enhancement of products and services by the Company and its competitors, (iii) market acceptance of new products and services of the Company and its competitors, (iv) price reductions by the Company or its competitors or changes in how products and services are priced, (v) the mix of products and services sold by the Company and its competitors, (vi) the mix of distribution channels through which the Company's products are licensed and sold, (vii) the mix of international and U.S. revenues, (viii) costs of litigation and intellectual property protection, (ix) growth in the use of the Internet, (x) the Company's ability to attract, train and retain qualified personnel, (xi) the amount and timing of operating costs and capital expenditures related to expansion of the Company's business, operations and infrastructure, (xii) technical difficulties with respect to the use of the Company's products, (xiii) governmental regulations and (xiv) general economic conditions and economic conditions specifically related to the Internet. It often is difficult to forecast the effect such factors, or any combination thereof, would have on the Company's results of operations for any given fiscal quarter. The Company has used, and expects to continue to use, price promotions to increase trial, purchase and use of its products, as well as to increase the overall recognition of its brands. The effect of such promotions on revenues in a particular period may be significant and extremely difficult to forecast. Based on the foregoing, the Company believes that its quarterly revenues, expenses and operating results could vary significantly in the future, and that period-to-period comparisons should not be relied upon as indications of future performance.

     Historically, the Company has received a significant portion of its revenues from a limited number of sales and license agreements. The Company believes that a customer's decision to purchase its server products or license its technology is relatively discretionary and, for large-scale users, generally involves a significant commitment of capital resources. Therefore, any downturn in the economy or in the business of potential customers could have a material adverse effect on the Company's revenues and quarterly results of operations.

     The Company generally distributes its software products in "beta" form to the public prior to finalizing product features, functionality and operability. This may cause certain customers to delay purchasing decisions until commercial versions of the products are available, which could have a material adverse effect on the Company's revenues and quarterly results of operations.

     The Company derives a significant portion of its revenues from the sale of technical support services and software upgrades to its installed customer base. There can be no assurance that a sufficient number of the Company's customers will continue to enter into support and upgrade contracts or will renew existing support and upgrade contracts, or that revenues therefrom will continue to be significant. The loss of a material portion of such revenues would likely have a material adverse effect on the Company's business, financial condition and results of operations.

     Management has observed that revenues from advertising sales have tended to be higher in the second and fourth quarters, and retail sales have tended to be highest in the fourth quarter. The Company typically operates with no backlog. As a result, quarterly sales and operating results depend primarily on the volume and timing of orders received in the quarter, both of which are difficult to forecast. The Company typically recognizes a substantial portion of its revenues in the last month of each quarter.

     Due to the foregoing factors, it is likely that in some future quarters the Company's operating results will fall below the expectations of securities analysts and investors, which would likely have a material adverse affect on the trading price of the Company's Common Stock.

MANAGEMENT OF GROWTH; ACQUISITION RISKS

     The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, technical, operational and financial resources. None of the Company's executive officers has had senior management experience in a public company in the position he or she currently holds. From December 31, 1996 to December 31, 1997, the Company grew from 185 employees to 326 employees, which rapid growth the Company expects to continue for the foreseeable future. To manage its growth, the Company must implement and improve its operations and financial systems and expand, train and manage its work force. The Company will also need to manage an increasing number of complex relationships with customers, marketing partners and other third parties. In addition, the Company may pursue the acquisition of new or complementary businesses, products or technologies. Any such future acquisitions would be accompa-nied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to succeed in incorporating acquired technology and rights into the Company's products, services and media offerings, additional expense associated with amortization of acquired intangible assets, the difficulty of maintaining uniform standards, controls, procedures and policies, and the potential impairment of relationships with employees, customers and strategic partners.

     There can be no assurance that the Company's systems, procedures or controls will be adequate to support its current or future operations or that the Company's management will be able to manage the expansion and still achieve the rapid execution necessary to exploit fully the market for the Company's products and services. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets, including the market for intranet software products, and expand its support organization accordingly. If the Company were to fail to manage its growth effectively, its business, financial condition and results of operations would be materially adversely affected.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

     For the years ended December 31, 1996 and December 31, 1997, approximately 22% and 26%, respectively, of the Company's total net revenues were generated from sources outside the U.S. As a result, the Company is subject to the risks of doing business abroad, including unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potential adverse tax consequences, exchange rate fluctuations, increased risks of piracy, limits on the Company's ability to enforce its intellectual property rights, discontinuity of network infrastructures, limits on repatriation of funds and political risks that may limit or disrupt international sales. Such limitations and interruptions could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, operations of the Company's foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. The Company currently does not hedge its foreign currency transactions and is therefore subject to the risk of changes in exchange rates.

DEVELOPING MARKET; DEPENDENCE ON THE INTERNET AND INTRANETS AS MEDIUMS OF COMMERCE AND COMMUNICATIONS

     The market for the Company's streaming media products and services, especially the market for the Company's intranet products and services, has begun only recently to develop and is evolving rapidly, with continuing new developments in technology, product distribution methods and marketing and licensing relationships. The development of a market for the Company's streaming media products also depends on increased use of the Internet and intranets for information, publication, distribution and commerce. Continued growth in the use of the Internet may depend on potential increases in available bandwidth or transmission speeds or on other technological improvements. In particular, the Company believes that continued growth in market acceptance of streaming media, especially streaming video, depends on such developments. Changes in network infrastructure, transmission and content delivery methods and underlying software platforms, and the emergence of new Internet access devices, such as TV set-top boxes, could dramatically change the structure and competitive dynamic of the market for streaming media solutions. In particular, technological developments or strategic partnerships that accelerate the adoption of "high bandwidth" access technologies such as cable modems may have a material adverse effect on the Company's business. Critical issues concerning use of the Internet and intranets (including security, reliability, cost, ease of use and quality of service) remain unresolved and may affect the growth of and the degree to which business is conducted over the Internet and intranets. If the market for the Company's products and services fails to grow, develops more slowly than expected or becomes saturated with competing products or services, the Company's business, financial condition and results of operations will be materially adversely affected.

     Because electronic commerce over the Internet is relatively new and evolving, it is difficult to predict whether the Internet will be a viable commercial marketplace or whether the Internet or intranets will be viable mediums of communication. Sales of the Company's products will continue to depend in large part on the emergence of the Internet as a viable commercial marketplace with a strong and reliable infrastructure. The Internet has experienced substantial growth in the number of users and amount of traffic, and there can be no assurance that its technological infrastructure will be able to support the demands placed on it by continued growth. Delays in the development or adoption of new technological standards and protocols, or increased governmental regulation, could also affect the degree of use of the Internet. In addition, developments in Internet infrastructure such as broadband Internet access may significantly affect the market for streaming media products. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial medium will be developed or, if developed, that the Internet will become a viable commercial medium for products and services such as those offered by the Company.

EVOLVING BUSINESS MODEL; DEVELOPMENT OF NEW PRODUCTS AND OTHER REVENUE SOURCES

     The Company's success depends in part on its ability to develop new products in a timely manner and provide new services that achieve rapid and broad market acceptance. There can be no assurance that the Company can identify new product and service opportunities successfully and develop and bring to market new products and services in a timely manner or that any such product innovations will achieve the market penetration or price stability necessary for profitability.

     As the online medium continues to evolve, the Company plans to leverage its technology by developing complementary products and services as additional sources of revenue. Accordingly, the Company may change its business model to take advantage of new business opportunities, including business areas in which the Company does not have extensive experience. There can be no assurance that the Company will develop these or other business models successfully.

     In addition, the Company must continue to innovate and develop new versions of its software to remain competitive in the market for streaming media solutions. The Company's product and software development efforts inherently are difficult to manage and keep on schedule. The Company on occasion has experienced development delays and related cost overruns, and there can be no assurance that it will not encounter such problems in the future. In addition, products as complex as those offered by the Company may contain undetected errors when first introduced or when new versions are released. There can be no assurance that errors will not occur in current or new products, the result of which may be adverse publicity, loss of or delay in market acceptance, or claims by customers against the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Expansion of the Company's operations to take advantage of new opportunities and to sustain a leadership position in the market for streaming media software may require significant additional expenditures and may strain the Company's management, financial and operational resources. A lack of market acceptance of new products or services or the Company's inability to generate satisfactory revenues from such new products and services to offset their cost could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

     The Company's performance depends substantially on the continued services of its executive officers and key employees, and in particular on Robert Glaser, the Company's Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Glaser or any if its other executive officers or key employees could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's executive officers has a contract that guarantees employment. Other than a $2,000,000 insurance policy on the life of Mr. Glaser, the Company does not maintain "key person" life insurance policies. The Company depends on its ability to attract, train and retain qualified personnel, specifically those with management, technical and product development skills. Competition for such personnel is intense, particularly in geographic areas recognized as high technology centers such as the Pacific Northwest. There can be no assurance that the Company will be able to attract, train or retain additional highly qualified technical and managerial personnel in the future.

ONLINE COMMERCE SECURITY RISKS

     Online commerce and communications depend to a significant extent on the ability to conduct secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication intended to effect secure transmission of confidential information, such as customer credit card numbers. There can be no assurance that the Company's efforts in this area or advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data. Any compromise of the Company's security could have a material adverse effect on the Company's business, financial condition and results of operations. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. In addition, there can be no assurance that credit card companies will not restrict online credit card transactions in the future for reasons such as fraudulent credit card transactions or other risks associated with online commerce transactions, which restrictions could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that activities of the Company or third-party contractors involve the storage and transmission of proprietary information, security breaches could damage the Company's reputation and expose the Company to a risk of litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that the failure to prevent such security breaches will not have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000

     Although the Company believes that all of its current products are year 2000 compliant, there can be no assurance that the Company's current products do not contain undetected errors related to year 2000 that may result in material additional costs or liabilities which could have a material adverse effect on the Company's business, financial condition and results of operations.

     With regard to the Company's internal processing and operational systems, the Company is in the process of identifying and testing all systems for year 2000 compliance. Although the Company is not aware of any material operational issues or costs associated with preparing internal systems for the year 2000, there can be no assurance that the Company will not experience material adverse effects from undetected errors or the failure of such systems to be year 2000 compliant. Any such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE

     The Company believes that factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, sales by competitors (including sales to the Company's customers), developments in the Company's relationships with its customers, partners, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results from analysts' expectations, regulatory developments, fluctuations in results of operations and conditions in the Company's market or the markets served by the Company's customers or the economy could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations unrelated to the Company's performance.

DONATION OF NET INCOME TO CHARITY

     The Company's philosophy includes a commitment to charitable responsibility. If sustained profitability is achieved, the Company intends to donate approximately 5% of its annual net income to charitable organizations. The Company's net income will be reduced by the amount of any such charitable donations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RealNetworks, Inc.:

     We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                               /s/ KPMG PEAT MARWICK LLP

January 21, 1998, except for Note 9(b),
which is as of March 24, 1998

Seattle, Washington

                      REALNETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1996            1997
                                                              -----------    ------------
Current assets:
  Cash and cash equivalents.................................  $14,737,806    $ 62,255,129
  Short-term investments....................................    4,857,163      29,772,771
  Trade accounts receivable, net of allowance for doubtful
    accounts and sales returns of $383,350 and $829,347 at
    December 31, 1996 and 1997, respectively................    3,275,518       5,073,036
  License fee receivable....................................           --      10,000,000
  Other receivables.........................................      105,888         705,875
  Inventory.................................................       60,543         167,367
  Prepaid expenses and other current assets.................      491,348       1,376,558
  Deferred income taxes.....................................           --         508,000
                                                              -----------    ------------
         Total current assets...............................   23,528,266     109,858,736
Property and equipment, net.................................    2,678,798       5,143,162
Investment in joint venture.................................           --         816,386
Deferred income taxes.......................................           --         269,000
Other assets................................................      261,094         617,082
                                                              -----------    ------------
                                                              $26,468,158    $116,704,366
                                                              ===========    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $ 2,405,490    $  2,135,878
  Accrued compensation......................................      346,011         974,755
  Other accrued expenses....................................      971,499       2,679,009
  Deferred revenue..........................................    2,911,922      16,549,705
                                                              -----------    ------------
         Total current liabilities..........................    6,634,922      22,339,347
                                                              -----------    ------------
Deferred revenue............................................           --      15,500,000
Note payable................................................           --         963,379
Redeemable, convertible preferred stock, $0.001 par value.
  Authorized 16,206,998 shares; issued and outstanding
  8,345,016 shares at December 31, 1996 and no shares at
  December 31, 1997 (aggregate liquidation preference of
  $34,645,820 and aggregate redemption value of $25,681,317
  at December 31, 1996).....................................   23,153,494              --
Shareholders' equity (deficit):
  Convertible preferred stock, $0.001 par value.
    Authorized 13,713,439 shares; issued and outstanding
    13,713,439 shares at December 31, 1996 and no shares at
    December 31, 1997 (aggregate liquidation preference of
    $999,710 at December 31, 1996)..........................       13,713              --
  Preferred stock, undesignated series, $0.001 par value.
    Authorized 30,079,563 shares; no shares issued and
    outstanding.............................................           --              --
  Common stock, $0.001 par value.
    Authorized 292,952,321 shares; issued and outstanding
    535,491 shares at December 31, 1996 and 27,527,543
    shares at December 31, 1997.............................          535          27,527
  Special common stock, $0.001 par value.
    Authorized 7,047,679 shares; issued and outstanding no
    shares at December 31, 1996 and 3,338,374 shares at
    December 31, 1997.......................................           --           3,338
  Additional paid-in capital................................    2,543,587      95,556,732
  Cumulative translation adjustment.........................      (11,307)       (162,185)
  Accumulated deficit.......................................   (5,866,786)    (17,523,772)
                                                              -----------    ------------
         Total shareholders' equity (deficit)...............   (3,320,258)     77,901,640
                                                              -----------    ------------
Commitments, contingencies and subsequent events
                                                              $26,468,158    $116,704,366
                                                              ===========    ============

          See accompanying notes to consolidated financial statements.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1995           1996            1997
                                                     -----------    -----------    ------------
Net revenues:
  Software license fees............................  $ 1,781,763    $11,875,945    $ 25,494,283
  Service revenues.................................       29,835      1,120,479       4,972,457
  Advertising......................................           --      1,015,964       2,253,480
                                                     -----------    -----------    ------------
          Total net revenues.......................    1,811,598     14,012,388      32,720,220
Cost of revenues:
  Software license fees............................       29,194      1,342,942       3,153,128
  Service revenues.................................       32,940        554,558       2,392,023
  Advertising......................................           --        288,024         919,519
                                                     -----------    -----------    ------------
          Total cost of revenues...................       62,134      2,185,524       6,464,670
                                                     -----------    -----------    ------------
     Gross profit..................................    1,749,464     11,826,864      26,255,550
Operating expenses:
  Research and development.........................    1,379,727      4,812,188      13,268,232
  Selling and marketing............................    1,217,900      7,539,924      20,124,919
  General and administrative.......................      746,645      3,491,296       6,023,706
                                                     -----------    -----------    ------------
          Total operating expenses.................    3,344,272     15,843,408      39,416,857
                                                     -----------    -----------    ------------
     Operating loss................................   (1,594,808)    (4,016,544)    (13,161,307)
Other income (expense):
  Interest income, net.............................       93,506        296,427       2,225,276
  Other expense....................................           --        (69,128)        (51,022)
  Equity in net losses of joint venture............           --             --        (181,821)
                                                     -----------    -----------    ------------
     Other income, net.............................       93,506        227,299       1,992,433
                                                     -----------    -----------    ------------
          Net loss.................................  $(1,501,302)   $(3,789,245)   $(11,168,874)
                                                     ===========    ===========    ============
Historical basic and diluted net loss per share....  $    (59.89)   $    (11.91)   $      (2.88)
Shares used to compute historical basic and diluted
  net loss per share...............................       25,066        320,822       4,040,718
Pro forma basic and diluted net loss per share.....                                $      (0.40)
Shares used to compute pro forma basic and diluted
  net loss per share...............................                                  28,853,714

          See accompanying notes to consolidated financial statements

                      REALNETWORKS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                          SPECIAL
                                        PREFERRED STOCK           COMMON STOCK          COMMON STOCK
                                     ----------------------   --------------------   ------------------
                                       SHARES       AMOUNT      SHARES     AMOUNT     SHARES     AMOUNT
                                     -----------   --------   ----------   -------   ---------   ------
Balances at December 31, 1994......           --   $     --       10,000   $    10          --   $  --
Contribution of capital by
  founder..........................           --         --           --        --          --      --
Exchange of common stock for Series
  A preferred stock................   13,713,439     13,713       (9,999)      (10)         --      --
Exercise of common stock options...           --         --       30,750        31          --      --
Issuance of common stock in
  exchange for services............           --         --        6,197         6          --      --
    Net Loss.......................           --         --           --        --          --      --
                                     -----------   --------   ----------   -------   ---------   ------
Balances at December 31, 1995......   13,713,439     13,713       36,948        37          --      --
Exercise of common stock options...           --         --      498,543       498          --      --
Issuance of preferred stock
  warrants.........................           --         --           --        --          --      --
Accretion of redemption value of
  redeemable, convertible preferred
  stock............................           --         --           --        --          --      --
Translation adjustment.............           --         --           --        --          --      --
    Net loss.......................           --         --           --        --
                                     -----------   --------   ----------   -------   ---------   ------
Balances at December 31, 1996......   13,713,439     13,713      535,491       535          --      --
Exercise of common stock options...           --         --    1,144,001     1,144          --      --
Issuance of common stock in
  exchange for goods and
  services.........................           --         --       16,000        16          --      --
Issuance of preferred stock
  warrants.........................           --         --           --        --          --      --
Accretion of redemption value of
  redeemable, convertible preferred
  stock............................           --         --           --        --          --      --
Exercise of common stock
  warrants.........................           --         --      183,755       184          --      --
Conversion of convertible preferred
  stock to common stock............  (13,713,439)   (13,713)  13,713,439    13,713          --      --
Conversion of redeemable,
  convertible preferred stock to
  common stock and special common
  stock............................           --         --    8,484,857     8,485   3,338,374   3,338
Issuance of common stock, net of
  issuance costs of $4,582,327.....           --         --    3,450,000     3,450          --      --
Translation adjustment.............           --         --           --        --          --      --
    Net loss.......................           --         --           --        --          --      --
                                     -----------   --------   ----------   -------   ---------   ------
Balances at December 31, 1997......           --   $     --   27,527,543   $27,527   3,338,374   $3,338
                                     ===========   ========   ==========   =======   =========   ======


                                      ADDITIONAL     CUMULATIVE                        TOTAL
                                       PAID-IN      TRANSLATION    ACCUMULATED     SHAREHOLDERS'
                                       CAPITAL       ADJUSTMENT      DEFICIT      EQUITY (DEFICIT)
                                     ------------   ------------   ------------   ----------------
Balances at December 31, 1994......  $   560,185     $      --     $   (545,239)    $     14,956
Contribution of capital by
  founder..........................      372,283            --               --          372,283
Exchange of common stock for Series
  A preferred stock................      (13,703)           --               --               --
Exercise of common stock options...        2,122            --               --            2,153
Issuance of common stock in
  exchange for services............          428            --               --              434
    Net Loss.......................           --            --       (1,501,302)      (1,501,302)
                                     -----------     ---------     ------------     ------------
Balances at December 31, 1995......      921,315            --       (2,046,541)      (1,111,476)
Exercise of common stock options...       43,272            --               --           43,770
Issuance of preferred stock
  warrants.........................    1,579,000            --               --        1,579,000
Accretion of redemption value of
  redeemable, convertible preferred
  stock............................           --            --          (31,000)         (31,000)
Translation adjustment.............           --       (11,307)              --          (11,307)
    Net loss.......................           --            --       (3,789,245)      (3,789,245)
                                     -----------     ---------     ------------     ------------
Balances at December 31, 1996......    2,543,587       (11,307)      (5,866,786)      (3,320,258)
Exercise of common stock options...      255,443            --               --          256,587
Issuance of common stock in
  exchange for goods and
  services.........................       54,484            --               --           54,500
Issuance of preferred stock
  warrants.........................    4,068,000            --               --        4,068,000
Accretion of redemption value of
  redeemable, convertible preferred
  stock............................           --            --         (488,112)        (488,112)
Exercise of common stock
  warrants.........................       36,567            --               --           36,751
Conversion of convertible preferred
  stock to common stock............           --            --               --               --
Conversion of redeemable,
  convertible preferred stock to
  common stock and special common
  stock............................   50,059,428            --               --       50,071,251
Issuance of common stock, net of
  issuance costs of $4,582,327.....   38,539,223            --               --       38,542,673
Translation adjustment.............           --      (150,878)              --         (150,878)
    Net loss.......................           --            --      (11,168,874)     (11,168,874)
                                     -----------     ---------     ------------     ------------
Balances at December 31, 1997......  $95,556,732     $(162,185)    $(17,523,772)    $ 77,901,640
                                     ===========     =========     ============     ============

          See accompanying notes to consolidated financial statements.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                 1995            1996            1997
                                                              -----------    ------------    ------------
Cash flows from operating activities:
  Net loss..................................................  $(1,501,302)   $ (3,789,245)   $(11,168,874)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................       93,265         699,087       2,132,092
    Common stock issued in exchange for goods and
      services..............................................          434              --          54,500
    Equity in net losses of joint venture...................           --              --         181,821
    Unrealized foreign currency transaction gain............           --              --         (27,889)
    Deferred income tax benefit.............................           --              --        (777,000)
    Change in certain assets and liabilities:
      Trade accounts receivable.............................     (667,847)     (2,607,671)     (1,827,951)
      License fee and other receivables.....................           --         (57,320)    (10,599,987)
      Inventory.............................................       (3,218)        (57,325)       (106,824)
      Prepaid expenses and other current assets.............     (143,328)       (348,723)       (892,550)
      Other assets..........................................           --         (78,298)       (119,983)
      Accounts payable......................................      185,368       2,220,292        (259,700)
      Accrued compensation..................................       34,164         296,030         632,437
      Other accrued expenses................................      116,692         821,590       1,708,238
      Deferred revenue......................................      645,416       2,266,506      29,163,248
                                                              -----------    ------------    ------------
         Net cash provided by (used in) operating
           activities.......................................   (1,240,356)       (635,077)      8,091,578
                                                              -----------    ------------    ------------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (624,503)     (2,783,994)     (4,627,517)
  Purchases of short-term investments.......................   (3,035,061)    (30,514,885)   (203,046,046)
  Proceeds from sales and maturities of short-term
    investments.............................................           --      28,644,215     178,130,438
  Investment in joint venture...............................           --              --        (998,207)
  Increase in other assets..................................           --        (181,960)       (251,609)
                                                              -----------    ------------    ------------
         Net cash used in investing activities..............   (3,659,564)     (4,836,624)    (30,792,941)
                                                              -----------    ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of note payable....................           --              --         991,268
  Proceeds from sale of preferred stock and stock warrants,
    net.....................................................    7,404,528      17,046,966      29,926,302
  Proceeds from exercise of common and preferred stock
    warrants................................................      250,000              --         608,094
  Proceeds from exercise of common stock options............        2,153          43,770         256,587
  Proceeds from sale of common stock, net...................           --              --      38,542,673
  Contribution of capital by founder........................      372,283              --              --
                                                              -----------    ------------    ------------
         Net cash provided by financing activities..........    8,028,964      17,090,736      70,324,924
                                                              -----------    ------------    ------------
Effect of exchange rate changes on cash.....................           --         (10,623)       (106,238)
                                                              -----------    ------------    ------------
         Net increase in cash and cash equivalents..........    3,129,044      11,608,412      47,517,323
Cash and cash equivalents at beginning of year..............          350       3,129,394      14,737,806
                                                              -----------    ------------    ------------
Cash and cash equivalents at end of year....................  $ 3,129,394    $ 14,737,806    $ 62,255,129
                                                              ===========    ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $     1,853    $      4,430    $     26,633
  Cash paid during the year for income taxes................  $        --    $         --    $    700,000
Supplemental disclosure of noncash financing and investing
  activities:
  Exchange of common stock for Series A preferred stock.....  $   932,385    $         --    $         --
  Accretion of redemption value of redeemable, convertible
    preferred stock.........................................  $        --    $     31,000    $    488,112
  Conversion of convertible preferred stock to common
    stock...................................................  $        --    $         --    $     13,713
  Conversion of redeemable, convertible preferred stock to
    common stock and special common stock...................  $        --    $         --    $ 50,071,251

          See accompanying notes to consolidated financial statements.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1996, AND 1997

 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Nature of Business

     RealNetworks, Inc. and subsidiaries (Company) is a leading provider of branded software products and services that enable the delivery of streaming media content over the Internet and intranets. Streaming technology enables the transmission and playback of continuous "streams" of multimedia content, such as audio, video, and animation over the Internet and intranets. The Company's products and services include its RealSystem, a streaming media solution that includes RealAudio and RealVideo technology, an electronic commerce Web site designed to promote the proliferation of streaming media products and a network of advertising-supported content aggregation Web sites.

     Inherent in the Company's business are various risks and uncertainties, including its limited operating history and the limited history of commerce on the Internet. The Company's success may depend in part upon the emergence of the Internet as a communications medium, the acceptance of the Company's technology by the marketplace and the Company's ability to generate license and advertising revenues from the use of its technology on the Internet.

     (b) Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Cash and Cash Equivalents and Short-Term Investments

     The Company considers all short-term investments with a remaining contractual maturity at date of purchase of three months or less to be cash equivalents.

     The Company considers all short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. The fair value of such securities approximated cost, and there were no unrealized holding gains or losses at December 31, 1996 and 1997. At December 31, 1997, all short-term investments had contractual maturities of two years or less.

     The Company's cash and cash equivalents and short-term investments as of December 31, 1996 and 1997 consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1996           1997
                                                    -----------    -----------
Cash and cash equivalents:
  Cash............................................  $ 1,016,728    $ 4,679,008
  Commercial paper................................   13,721,078     57,576,121
                                                    -----------    -----------
          Total cash and cash equivalents.........   14,737,806     62,255,129
                                                    -----------    -----------
Short-term investments:
  Corporate notes.................................    4,857,163      6,208,283
  U.S. Government agency securities...............           --     21,064,611
  Certificates of deposit.........................           --      2,499,877
                                                    -----------    -----------
          Total short-term investments............    4,857,163     29,772,771
                                                    -----------    -----------
          Total cash and cash equivalents and
            short-term investments................  $19,594,969    $92,027,900
                                                    ===========    ===========

                      REALNETWORKS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1995, 1996, AND 1997

     (d) Inventory

     Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

     (e) Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset.

     (f) Investment in Joint Venture

     The Company has a 24% interest in a Japanese limited liability company and accounts for this investment using the equity method. Accordingly, the initial investment is recorded at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect the Company's share of income or losses of the joint venture and is reduced to reflect dividends received from the joint venture. The Company's share of income or losses of the joint venture is included in the Company's consolidated statements of operations.

     The Company's investment in the joint venture was funded with proceeds from a loan from Trans Cosmos, Inc., one of the joint venture's partners (see note
6). The Company and Trans Cosmos, Inc. are parties to a Master Distribution Agreement pursuant to which the Company granted Trans Cosmos, Inc. a nonexclusive, nontransferable license to reproduce and distribute the Company's products in Japan.

     (g) Research and Development

     Research and development costs are charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

     Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant.

     (h) Revenue Recognition

     The Company recognizes revenue from software license fees upon delivery, net of an allowance for estimated returns, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable.

     Revenue from software license agreements with original equipment manufacturers (OEM) is recognized when the OEM delivers its product incorporating the Company's software to the end user. In the case of prepayments received from an OEM, the Company generally recognizes revenue based on the actual products sold by the OEM. If the Company anticipates providing ongoing support to the OEM in the form of future upgrades, enhancements or other services over the term of the contract, revenue generally is recognized on the straight-line method over the term of the contract.

     The Company recognizes revenue from software license agreements with value-added resellers (VAR), when the following conditions are met: the software product has been delivered to the VAR, the fee to the Company is fixed or determinable, and collectibility is probable.

     Service revenues include payments under support and upgrade contracts, commissions from sales of third-party products and fees from consulting, content hosting, and user conferences. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is 12 months. Other service revenues are recognized when the service is performed.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1995, 1996, AND 1997

     Revenues from advertising appearing on the Company's World Wide Web (Web) sites are recognized ratably over the terms of the advertising contracts. The Company guarantees to certain advertising customers a minimum number of page impressions to be delivered to users of its Web sites for a specified period. To the extent minimum guaranteed page impression deliveries are not met, the Company defers recognition of the corresponding revenues until guaranteed page impression delivery levels are achieved. As of December 31, 1996 and 1997, no revenues had been deferred as a result of these guarantees.

     (i) Financial Instruments and Concentrations of Risk

     The Company's financial instruments consist of cash and cash equivalents, short-term investments, trade accounts receivable, license fee receivable, accounts payable, accrued expenses, and note payable. The fair value of these instruments approximates their financial statement carrying amount. Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

     The Company is subject to concentrations of credit risk and interest rate risk related to its short-term investments. The Company's credit risk is managed by limiting the amount of investments placed with any one issuer, investing in high-quality investment securities and securities of the U.S. government, and limiting the average maturity of the overall portfolio.

     The Company's customers consist primarily of resellers and end users located in the United States and various foreign countries. Revenues in the years ended December 31, 1995, 1996 and 1997 by geographic region, as a percent of total net revenues, are as follows:

                                                      1995   1996   1997
                                                      ----   ----   ----
United States.......................................   83%    78%    74%
Asia................................................    8%     7%    10%
Europe..............................................    5%     7%    11%
Canada..............................................    2%     3%     3%
Other...............................................    2%     5%     2%

     One customer accounted for approximately 14% of total net revenues in 1995. No single customer accounted for more than 10% of total net revenues in 1996. Software license fees under a license agreement with Microsoft Corporation (Microsoft) (see note 8) accounted for approximately 15% of total net revenues for the year ended December 31, 1997.

     (j) Advertising Expenses

     The Company expenses the cost of advertising and promoting its products as incurred. Such costs are included in selling and marketing expense and totaled approximately $68,000, $665,000, and $1,110,000 during the years ended December 31, 1995, 1996 and 1997, respectively.

     (k) Income Taxes

     The Company was an S corporation for federal income tax purposes from its inception through April 8, 1995. Consequently, taxable income or loss of the Company through April 8, 1995 was attributed to the Company's shareholders. Effective April 8, 1995, the Company changed its election to utilize the provisions of subchapter S of the Internal Revenue Code of 1986, as amended, and elected to be taxed as a subchapter C corporation.

     The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using

                      REALNETWORKS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1995, 1996, AND 1997

enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

     Pro forma income tax information has not been provided for the period from January 1, 1995 to April 8, 1995. As a result of the operating losses recognized prior to April 8, 1995, any income tax benefit would have been fully offset by the establishment of a valuation allowance for deferred tax assets had the Company been taxed as a subchapter C corporation.

     (l) Foreign Currency

     The functional currency of the Company's foreign subsidiaries is the local currency in the country in which the subsidiary is incorporated. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as a cumulative translation adjustment in shareholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statement of operations. There were no foreign currency transaction gains or losses in 1995 or 1996. In 1997, the Company recorded an unrealized foreign currency transaction gain of $27,889.

     (m) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (n) Stock-Based Compensation

     The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures as if the fair-value based method of accounting in SFAS No. 123 had been applied to employee stock option grants made in 1995 and future years.

     (o) Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

     (p) Reclassifications

     Certain reclassifications have been made to the 1995 and 1996 consolidated financial statements to conform with the 1997 presentation.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1995, 1996, AND 1997

     (q) Net Loss Per Share

     The Financial Accounting Standards Board (FASB) recently issued SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share, and for companies with complex capital structures, diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net loss per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same.

     The following table reconciles the Company's reported net loss to net loss attributable to common shareholders used to compute historical basic and diluted net loss per share:

                                        1995           1996            1997
                                     -----------    -----------    ------------
Net loss...........................  $(1,501,302)   $(3,789,245)   $(11,168,874)
Accretion of redemption value of
  redeemable preferred stock prior
  to conversion into common
  stock............................           --        (31,000)       (488,112)
                                     -----------    -----------    ------------
Net loss attributable to common
  shareholders.....................  $(1,501,302)   $(3,820,245)   $(11,656,986)
                                     ===========    ===========    ============

     Excluded from the computation of historical diluted earnings per share for 1997 are options to acquire 6,932,214 shares of Common Stock with a weighted-average exercise price of $2.92 and warrants to acquire 674,462 shares of Common Stock with a weighted-average exercise price of $9.4125 because their effects would be anti-dilutive. Also excluded from the computation of historical diluted earnings per share for 1997 are the common equivalent shares resulting from the assumed conversion of the redeemable convertible preferred stock Series B through E and the convertible preferred stock Series A, because their effects were anti-dilutive prior to their conversion into common stock upon the closing of the Company's initial public offering on November 21, 1997.

     On January 28, 1998 when the Company announced its results of operations for 1997, the Company had computed pro forma basic and diluted net loss per share using the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 83 which requires that all common and common equivalent shares issued during the twelve months immediately preceding the initial filing of a registration statement for the Company's initial public offering be included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented, including loss years where the impact is antidilutive. Additionally, the provisions of SAB No. 83 allowed the presentation of pro forma net loss per share in lieu of historical net loss per share when management has deemed a pro forma presentation to be more meaningful than the historical presentation.

     Because of the significance of the conversion of preferred stock to common stock upon the closing of the Company's initial public offering, the Company has presented pro forma basic and diluted net loss per share as if these series of convertible preferred stock and redeemable convertible preferred stock had been converted into common stock on January 1, 1997, or their date of issuance if later.

     The following table reconciles shares used to compute 1997 historical basic and diluted net loss per share to shares used to compute pro forma basic and diluted net loss per share:

Shares used to compute historical basic and diluted net loss
  per share.................................................   4,040,718
Impact of assumed conversion of preferred stock as of
  January 1, 1997...........................................  22,751,326
Impact of shares included pursuant to SAB 83................   2,061,670
                                                              ----------
Shares used to compute pro forma basic and diluted net loss
  per share.................................................  28,853,714
                                                              ==========

                      REALNETWORKS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1995, 1996, AND 1997

     On February 3, 1998, the SEC issued SAB No. 98 which superceded SAB No. 83. Had the Company computed pro forma basic and diluted net loss per share using the provisions of SAB No. 98, antidilutive common equivalent shares previously included pursuant to SAB No. 83 would have been omitted and pro forma basic and diluted net loss per share for 1997 would have been $(0.44).

     (r) New Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by Statement 130.

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company has not determined the manner in which it will present the information required by Statement 131.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition. The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. SOP 97-2 will be adopted by the Company effective January 1, 1998 and is not expected to have any material effect on revenue recognition.

 2. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1996          1997
                                                      ----------    ----------
Computer equipment and software.....................  $2,210,799    $5,128,637
Furniture, fixtures and leasehold improvements......   1,251,354     2,767,633
                                                      ----------    ----------
                                                      $3,462,153    $7,896,270
Less accumulated depreciation and amortization......     783,355     2,753,108
                                                      ----------    ----------
                                                      $2,678,798    $5,143,162
                                                      ==========    ==========

                      REALNETWORKS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1995, 1996, AND 1997

 3. COMMITMENTS

     (a) Leases

     The Company leases facilities under operating lease agreements expiring through April 2001. Under lease agreements in place at December 31, 1997, future minimum lease payments are:

                                                                    NET MINIMUM
                                      MINIMUM LEASE    SUBLEASE        LEASE
     YEARS ENDING DECEMBER 31,          PAYMENTS       RECEIPTS      PAYMENTS
     -------------------------        -------------    ---------    -----------
1998................................   $1,926,119      $(191,100)   $1,735,019
1999................................    1,743,608        (47,775)    1,695,833
2000................................    1,646,251             --     1,646,251
2001................................      548,749             --       548,749
                                       ----------      ---------    ----------
          Total minimum lease
            payments................   $5,864,727      $(238,875)   $5,625,852
                                       ==========      =========    ==========

     Rent expense totaled approximately $76,000, $610,000 and $1,772,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     In April 1996, the Company entered into operating lease agreements for additional corporate office space, with the lease term extending through April 2001. These leases can be terminated beginning October 1998 with nine months' advance written notice and contain options for two five-year renewals. See additional disclosure in note 9(a).

     (b) Royalties

     The Company has arrangements with several Internet content providers pursuant to which it is committed to pay a percentage of certain advertising revenues generated from its Web sites. As of December 31, 1997, royalties under these arrangements have not been significant.

 4. INCOME TAXES

     The components of income tax expense (benefit) are:

                                                 YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                              1995        1996        1997
                                            --------    --------    ---------
Current...................................  $     --    $     --    $ 777,000
Deferred..................................        --          --     (777,000)
                                            --------    --------    ---------
                                            $     --    $     --    $      --
                                            ========    ========    =========

     The expected U.S. federal income tax benefit determined by applying the statutory U.S. federal income tax rate of 34% to pretax loss for the years ended December 31, 1995, 1996 and 1997 differs from the U.S. federal income tax benefit in the consolidated financial statements due primarily to the increase in the valuation allowance for deferred tax assets and losses of foreign subsidiaries for which a net operating loss carryforward is not permitted.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1995, 1996, AND 1997

     The tax effects of temporary differences and tax loss and credit carryforwards that give rise to significant portions of federal deferred tax assets are comprised of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1996          1997
                                                      ----------    ----------
Deferred tax assets:
  Net operating loss carryforwards..................  $  918,000    $       --
  Deferred revenue..................................     530,000     6,552,000
  Allowances for doubtful accounts and sales
     returns........................................     130,000       282,000
  Start-up costs capitalized for tax purposes.......      70,000        43,000
  Research and experimentation credit
     carryforwards..................................     102,000            --
  Other.............................................      78,000       341,000
                                                      ----------    ----------
Gross deferred tax assets...........................   1,828,000     7,218,000
Less valuation allowance............................   1,828,000     6,441,000
                                                      ----------    ----------
Net deferred tax assets.............................  $       --    $  777,000
                                                      ==========    ==========

     The valuation allowance for deferred tax assets increased by $493,000, $1,335,000, and $4,613,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     At December 31, 1996, the Company had net operating loss and other credit carryforwards of $2,802,000. As of December 31, 1997, the Company fully utilized its net operating loss and other credit carryforwards as a result of taxable income generated from a license agreement with Microsoft (see note 8). For financial reporting purposes, those license fees are recognized over the three-year term of the Company's ongoing obligations. As a result, the company has recognized deferred tax assets to the extent of its taxes payable. The Company believes it is more likely than not that its net deferred tax assets as of December 31, 1997 will be realized through the reversal of temporary differences in 1998 and 1999.

 5. 401(K) RETIREMENT SAVINGS PLAN

     The Company has a 401(k) Retirement Savings Plan that covers all employees who have met certain employment requirements. Employees can contribute a portion of their salary to the maximum allowed by the federal tax guidelines. The Company currently does not provide matching contributions.

 6. BANK LINE OF CREDIT AND TERM LOAN AND NOTE PAYABLE

     At December 31, 1996, the Company had available a $1,000,000 domestic bank line of credit and a $1,500,000 bank term loan. There were no borrowings outstanding under the line of credit or the term loan as of December 31, 1996, and the Company terminated the line of credit and term loan in September 1997.

     At December 31, 1997, the Company had outstanding a note payable to one of its joint venture partners. The note is denominated in Japanese yen, bears interest at a rate not to exceed the Japanese Short Term Prime Rate (1.63% at December 31, 1997) and is secured by the Company's shares in the joint venture. Interest on the note is payable monthly and the principal is due in May 2000. The principal amount of the note is 115,200,000 Japanese yen ($963,379 at December 31, 1997), and the Company may, under certain circumstances, tender its shares in the joint venture as repayment of the note.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1995, 1996, AND 1997

 7. SHAREHOLDERS' EQUITY

     (a) Authorized Capital

     In September 1997, the Company increased its authorized capital to 300,000,000 shares of common stock and 60,000,000 shares of preferred stock and established a par value of $0.001 for both common and preferred stock. The accompanying consolidated financial statements have been restated in all periods presented to reflect this action.

     (b) Initial Public Offering

     On November 21, 1997, the Company completed its initial public offering of 3,450,000 shares of its Common Stock, including the exercise of the underwriters' overallotment option, at a price of $12.50 per share. Net proceeds to the Company aggregated approximately $38,543,000, net of underwriting discounts and other offering costs. As of the closing date of the offering, all of the outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 22,198,296 shares of Common Stock and 3,338,374 shares of Special Common Stock.

     (c) Common Stock and Special Common Stock

     At January 1, 1995, 10,000 shares of common stock were issued and outstanding. In April 1995, these 10,000 shares of common stock were exchanged for 13,713,439 shares of Series A Preferred Stock and one share of Series A Common Stock.

     Common stock outstanding at December 31, 1996 consisted of the following:

Series A...........................................        1
Series B...........................................  463,018
Series C...........................................   72,472
Series D...........................................       --
Series E...........................................       --

     Series A, B and D Common Stock entitled the holder to fifteen votes for each share held. Series C Common Stock entitled the holder to one vote for each share held. Each share of Series E Common Stock was not entitled to vote, except as required by law, in which case it would entitle the holder to one vote. Series B Common Stock was reserved for issuance to employees, directors or affiliates of directors. Each share of Series B Common Stock automatically converted to one share of Series C Common Stock upon termination of the holder's employment, or his or her status as a director or an affiliate of a director.

     Upon completion of the Company's initial public offering, the designations of Series A through E Common Stock terminated, Series A through D Common Stock converted into one class of Common Stock with each share entitled to one vote, and Series E Common Stock converted into Special Common Stock with no voting rights except as required by applicable law. The Special Common Stock has all other rights and privileges identical to the Common Stock.

     (d) Preferred Stock

     Convertible preferred stock and redeemable, convertible preferred stock outstanding at December 31, 1996 consisted of the following:

                                                             SERIES
                                                             ------
Convertible Preferred......................................   A       13,713,439
Redeemable, convertible preferred..........................   B        3,059,701
Redeemable, convertible preferred..........................   C        2,904,305
Redeemable, convertible preferred..........................   D        2,381,010
Redeemable, convertible preferred..........................   E               --

                      REALNETWORKS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1995, 1996, AND 1997

     On November 21, 1997, the Company completed its initial public offering and all outstanding shares of preferred stock were converted to Common Stock and Special Common Stock.

     The following table summarizes activity of the Company's redeemable, convertible preferred stock for the years ended December 31, 1995, 1996 and 1997:

                                                              PRICE
                       DESCRIPTION                          PER SHARE     SHARES         AMOUNT
                       -----------                          ---------   -----------   ------------
Balances at December 31, 1994.............................                       --   $         --
Sale of Series B preferred stock, net of issuance costs of
  $40,000.................................................  $   0.67      2,686,567      1,760,000
Sales of Series C preferred stock, net of issuance costs
  of $57,784..............................................    1.9634      2,904,305      5,644,528
Exercise of warrants for Series B preferred stock.........      0.67        373,134        250,000
                                                                        -----------   ------------
Balances at December 31, 1995.............................                5,964,006      7,654,528
Sale of Series D preferred stock, net of issuance costs
  and warrant value of $889,186 and $1,579,000,
  respectively............................................      7.53      2,381,010     15,467,966
Accretion of redemption value.............................                       --         31,000
                                                                        -----------   ------------
Balances at December 31, 1996.............................                8,345,016     23,153,494
Issuance costs related to sale of Series D preferred
  stock...................................................                       --        (22,807)
Sale of Series E preferred stock, net of issuance costs
  and warrant value of $50,891 and $4,068,000,
  respectively............................................      8.99      3,338,374     25,881,109
Exercise of warrants for Series C preferred stock.........    1.9634        100,000        196,340
Exercise of warrants for Series D preferred stock.........    9.4125         39,841        375,003
Accretion of redemption value.............................                       --        488,112
Conversion of preferred stock to Common Stock and Special
  Common Stock............................................              (11,823,231)   (50,071,251)
                                                                        -----------   ------------
Balances at December 31, 1997.............................                       --   $         --
                                                                        ===========   ============

The rights, preferences and restrictions of the Series A, B, C, D and E Preferred Stock are as follows:

 - Each of the Series B, C, D and E Preferred Stock was redeemable by the holder on, or at any time after, December 31, 2002 with the written consent of at least two-thirds of the respective outstanding Series B, C, D and E shareholders. The Company accounted for the difference between the carrying amount of redeemable preferred stock and the redemption amount by increasing the carrying amount for periodic accretion against accumulated deficit using the interest method, so that the carrying amount would equal the redemption amount at the redemption date.

 - Each share of Series A, B, C and D Preferred Stock was convertible at the option of the holder at any time into one share of Series A Common Stock, subject to certain antidilution provisions.

 - Each share of Series E Preferred Stock was convertible at the option of the holder at any time into one share of either Series A Common Stock or Series E Common Stock.

 - Series A, B, C, D and E Preferred Stock had a liquidation preference of $0.0729, $0.67, $1.9634, $11.295 and $8.99 per share, respectively, plus all declared but unpaid dividends, if any. No dividends had been declared through December 31, 1997.

     Pursuant to the rules and regulations of the SEC, the Company has classified redeemable, convertible preferred stock outside of shareholders' equity (deficit).

                      REALNETWORKS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1995, 1996, AND 1997

     (e) Stock Warrants

     In connection with the sale of Series B Preferred Stock, the Company issued a warrant to purchase 373,134 additional shares of Series B Preferred Stock at an exercise price of $0.67 per share. No separate value was assigned to the warrant as the value was not significant at the date of issuance. This warrant was exercised in 1995.

     In connection with the sale of Series C Preferred Stock, the Company issued warrants to purchase up to 100,000 additional shares of Series C Preferred Stock at an exercise price of $1.9634 per share, and warrants to purchase up to 183,755 shares of Series B Common Stock at an exercise price of approximately $0.20 per share. No separate value has been assigned to the warrants as the values were not significant at the date of issuance. During the year ended December 31, 1997, all of the Series C Preferred Stock warrants and Series B Common Stock warrants were exercised.

     In connection with the sale of Series D Preferred Stock, the Company issued warrants to purchase up to 714,303 additional shares of Series D Preferred Stock at an exercise price of $9.4125 per share. The value of the warrants, $1,579,000, was recorded as additional paid-in capital. These warrants are exercisable at December 31, 1997, and expire on November 27, 1998. The value of these warrants was determined using a Black-Scholes valuation model with the following assumptions: expected life of two years, expected dividend yield of 0%, expected volatility of 60% and a risk-free interest rate of 6%. Upon a merger or consolidation in which the Company is not the survivor, the warrants are canceled and all rights granted shall terminate. If an event causing conversion of the Company's Series D Preferred Stock shall have occurred prior to the exercise of the warrants, then all warrants shall be exercisable for the number of shares of common stock of the Company into which the Series D Preferred Stock not purchased upon any prior exercise of the warrants would have been so converted. During the year ended December 31, 1997, 39,841 warrants were exercised.

     In connection with the sale of Series E Preferred Stock, the Company issued a warrant to purchase up to 3,709,305 additional shares of Series E Preferred Stock at an exercise price of $13.48 per share. The value of the warrant, $4,068,000, was recorded as additional paid-in capital. This warrant was exercisable at any time through January 21, 2000 and would terminate automatically upon either closing of an initial public offering by the Company, or completion of a merger or consolidation in which the Company is not a survivor. The value of the warrant was determined using a Black-Scholes valuation model with the following assumptions: expected life of one year, expected dividend yield of 0%, expected volatility of 60% and a risk-free interest rate of 6%. If an event causing conversion of the Company's Series E Preferred Stock shall have occurred prior to the exercise of the warrant, in whole or in part, then the warrant would have been exercisable for the number of shares of common stock of the Company into which the Series E Preferred Stock not purchased upon any prior exercise of the warrant would have been so converted. None of the warrants were exercised and the warrants expired upon the closing of the Company's initial public offering.

     (f) Stock Option Plans

     Under the Company's 1995 Stock Option Plan (1995 Plan), 3,600,000 shares of Common Stock were reserved for the issuance of stock options. Under the Company's Amended and Restated 1996 Stock Option Plan (1996 Plan), 8,800,000 shares of Common Stock are reserved for the issuance of stock options. In September 1997, the Company discontinued granting stock options under the 1995 Plan. In accordance with the provisions of the 1996 Plan, in addition to the 8,800,000 shares of Common Stock reserved, shares of Common Stock previously available for grant under the 1995 Plan are available for grant under the 1996 Plan, and to the extent options outstanding under the 1995 Plan terminate without having been exercised in full, the terminated options become available under the 1996 Plan.

     Options granted under the 1996 Plan may be designated as qualified or nonqualified at the discretion of the Board of Directors, generally vest over a period of one to five years from the date of grant, expire 20 years

                      REALNETWORKS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1995, 1996, AND 1997

from the date of grant and terminate, to the extent not exercised, three months after the termination of employment.

     A summary of stock option activity under the 1995 Plan and the 1996 Plan is as follows:

                                                                  OUTSTANDING OPTIONS
                                                              ----------------------------
                                                  SHARES                       WEIGHTED
                                                AVAILABLE       NUMBER         AVERAGE
                                                FOR GRANT     OF SHARES     EXERCISE PRICE
                                                ----------    ----------    --------------
Balances at December 31, 1994.................          --            --        $  --
  Plan introduction...........................   3,600,000            --           --
  Options granted.............................  (3,313,214)    3,313,214         0.07
  Options exercised...........................          --       (30,750)        0.07
  Options canceled............................     450,000      (450,000)        0.07
                                                ----------    ----------
Balances at December 31, 1995.................     736,786     2,832,464         0.07
  Plan introduction...........................   3,000,000            --           --
  Options granted.............................  (3,766,364)    3,766,364         0.34
  Options exercised...........................          --      (498,543)        0.09
  Options canceled............................     765,250      (765,250)        0.10
                                                ----------    ----------
Balances at December 31, 1996.................     735,672     5,335,035         0.27
  Plan amendment..............................   5,800,000            --           --
  Options granted.............................  (3,671,930)    3,671,930         5.50
  Options exercised...........................          --    (1,144,001)        0.22
  Options canceled............................     930,750      (930,750)        1.32
                                                ----------    ----------
Balances at December 31, 1997.................   3,794,492     6,932,214        $2.92
                                                ==========    ==========

     The Company applies APB Opinion No. 25 in accounting for the 1995 Plan and the 1996 Plan, and no compensation cost has been recognized for its employee stock options in the consolidated financial statements. Had the Company determined compensation cost of employee stock options based on the fair value of the option at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                            DECEMBER 31,
                                             ------------------------------------------
                                                1995           1996            1997
                                             -----------    -----------    ------------
Net loss:
  As reported..............................  $(1,501,302)   $(3,789,245)   $(11,168,874)
  Pro forma................................   (1,510,513)    (3,865,415)    (11,642,963)
Historical basic and diluted net loss per
  share:
  As reported..............................  $    (59.89)   $    (11.91)   $      (2.88)
  Pro forma................................       (60.26)        (12.15)          (3.00)
Pro forma basic and diluted net loss per
  share:
  As reported..............................                                $      (0.40)
  As adjusted..............................                                       (0.42)

     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss and net loss per share amounts presented above because compensation cost is recognized over the options' vesting period for option grants made in 1995 and future years.

     The per share weighted-average fair value of stock options granted during the years ended December 31, 1995, 1996 and 1997 was $0.01, $0.07 and $1.12
respectively, on the date of grant. Prior to the Company's

                      REALNETWORKS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1995, 1996, AND 1997

initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. Except for the volatility assumption which was only used under the Black-Scholes model, the following weighted average assumptions were used to perform the calculations:

                                                             DECEMBER 31,
                                             ---------------------------------------------
                                                  1995              1996           1997
                                             --------------    --------------    ---------
Expected dividend yield....................               0%                0%           0%
Risk-free interest rate....................             5.9%              6.1%         6.1%
Expected life..............................       3.5 years         4.5 years    3.5 years
Volatility.................................  not applicable    not applicable           60%

          The following table summarizes information about stock options outstanding under the 1995 Plan and the 1996 Plan at December 31, 1997:

                                              OPTIONS OUTSTANDING
                                    ---------------------------------------      OPTIONS EXERCISABLE
                                                    WEIGHTED-                  ------------------------
                                                     AVERAGE      WEIGHTED-                   WEIGHTED-
                                                    REMAINING      AVERAGE                     AVERAGE
                                      NUMBER       CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
         EXERCISE PRICES            OUTSTANDING       LIFE          PRICE      EXERCISABLE      PRICE
         ---------------            -----------    -----------    ---------    -----------    ---------
$ 0.07............................   1,058,123     17.32 years      $0.07        299,373        $0.07
  0.20............................   1,910,006     18.16 years       0.20        550,253         0.20
  0.85 -  1.50....................   1,263,185     18.88 years       1.25        104,585         1.11
  2.00 -  3.50....................     881,400     19.38 years       2.55            200         2.00
  7.25 -  9.00....................   1,497,500     19.74 years       8.04             --           --
 11.00 - 15.38....................     322,000     19.92 years      12.15             --           --
                                     ---------                                   -------
                                     6,932,214     18.74 years      $2.92        954,411        $0.26
                                     =========                                   =======

     (g) Employee Stock Purchase Plan

     In September 1997, the Board and the Company's shareholders adopted and approved the 1998 Employee Stock Purchase Plan (ESPP), which became effective January 1, 1998. The Company has reserved 1,000,000 shares of Common Stock for issuance under the ESPP. The ESPP will be implemented through a series of offering periods of six months' duration, with new offering periods commencing on January 1 and July 1 of each year. The ESPP permits eligible employees to purchase Common Stock at a price equal to 85% of the lower of the fair market value of the Common Stock at the beginning or end of the offering period.

 8. LICENSE AGREEMENT

     In June 1997, the Company entered into a strategic agreement with Microsoft pursuant to which the Company granted Microsoft a nonexclusive license to its Standard Code (as defined in the agreement), which is comprised of certain substantial elements of the source code of the Company's RealAudio/RealVideo Version 4.0 technology included in its basic RealPlayer and substantial elements of its EasyStart Server (currently known as the Basic Server), and related Company trademarks. Under the agreement, Microsoft may sublicense its rights to the Standard Code to third parties under certain conditions. On two occasions during the first two years following delivery under the Agreement, Microsoft may acquire for $25 million and $35 million, respectively, a nonexclusive license to subsequently developed versions of the Standard Code, products based on which are currently distributed to end users by the Company at no charge. If the Company elects in its sole discretion to grant an Event License the agreement provides for a full refund of each license fee during the first year, declining to 0% over the following two years. The Company may not assign its obligations under the agreement without Microsoft's consent, and a merger, the sale of substantially all of the

                      REALNETWORKS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1995, 1996, AND 1997

Company's assets and certain other events will be deemed to be an assignment under the agreement. Microsoft is obligated to distribute the Company's RealPlayer Version 4.0 for a defined term as long as the Company's player supports certain Microsoft architectures. The Company also agreed to work with Microsoft and several other companies to author and promote the Active Streaming Format as a standard file format for streaming media. The agreement also requires the Company to provide Microsoft with engineering consultations services, certain error corrections, and certain technical support over a defined term. In July 1997, the Company delivered the Standard Code in exchange for a license fee of $30,000,000. The Company recognizes revenue, commencing with delivery of the source code, over the three-year term of its ongoing obligations. The portion of the license fee that has not yet been recognized as revenue is included in deferred revenue.

     The terms of the Company's strategic agreement with Microsoft provide that the $30,000,000 software license fee will be paid to the Company in two installments. The first installment of $20,000,000 was due within 30 days of the signing of the software license agreement, and the remaining $10,000,000 is due within 30 days of the earlier of (1) the Company's completion of six "man months" of consulting services, or (2) six months after delivery of the specified source code to Microsoft. The Company expects Microsoft to make this second installment payment in accordance with the terms of the agreement.

     In connection with the agreement, Microsoft purchased a minority interest in the Company in the form of 3,338,374 shares of Series E Preferred Stock at $8.99 per share which were converted to Special Common Stock upon the completion of the Company's initial public offering. Any shares of Special Common Stock held by Microsoft will convert automatically into Common Stock upon transfer to a purchaser who is not affiliated with the holder.

 9. SUBSEQUENT EVENTS

     (a) Lease Agreement

     In January 1998, the Company entered into a lease agreement for a new location for its corporate offices. The lease commences on April 1, 1999, and expires on April 1, 2011, with the option to renew the term for either a three or ten year period, at the Company's choice. Average rent over the lease term is approximately $4,000,000 per year.

     (b) Merger Agreement

     On February 20, 1998, the Company entered into an Agreement and Plan of Merger (Agreement) with RN Acquisition Corp., a wholly-owned subsidiary of the Company, and Vivo Software, Inc. (Vivo), a developer of streaming media creation tools. The merger became effective on March 24, 1998. In accordance with the Agreement, the Company issued approximately 1.1 million new shares of its Common Stock in exchange for all outstanding shares of Vivo Common Stock. The acquisition will be accounted for using the purchase accounting method. The Company anticipates that a substantial portion of the purchase price will be expensed as in-process research and development.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is contained in part in the sections captioned "Board of Directors -- Nominee for Director," "Board of
Directors -- Continuing Directors -- Not Standing for Election This Year," "Board of Directors -- Contractual Arrangements" and "Voting Securities and Principal Holders -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on May 22, 1998, and such information is incorporated herein by reference.

     The remaining information required by this Item is set forth as Item 4A in
Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on May 22, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained in the sections captioned "Voting Securities and Principal Holders" of the Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on May 22, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Voting Securities and Principal Holders -- Certain Transactions" of the Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on May 22, 1998.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:

     Consolidated Statements of Operations -- Years ended December 31, 1997, 1996 and 1995

     Consolidated Balance Sheets -- December 31, 1997 and 1996

     Consolidated Statements of Cash Flows -- Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Shareholders' Equity (Deficit) -- Years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

(a) (2) FINANCIAL STATEMENT SCHEDULES

     Schedule II: Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(b) REPORTS ON FORM 8-K

     None.

(c) EXHIBITS

     The following exhibits are filed with this report:

EXHIBIT NO. 3: ARTICLES OF INCORPORATION AND BYLAWS

     3.1 Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to Amendment No. 4 of the Company's Registration Statement on Form S-1 filed with the
            Securities and Exchange Commission on November 20, 1997
            (File No. 333-36553))
     3.2    Bylaws (incorporated by reference from Exhibit 3.2 to
            Amendment No. 4 of the Company's Registration Statement on
            Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))

EXHIBIT NO. 10: MATERIAL CONTRACTS

     EXECUTIVE COMPENSATION PLANS AND AGREEMENTS

    10.1 RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 10.1 to Amendment No. 4 of the Company's Registration Statement on Form S-1 filed with the
            Securities and Exchange Commission on November 20, 1997
            (File No. 333-36553))
    10.2    RealNetworks, Inc. Amended and Restated 1996 Stock Option
            Plan (incorporated by reference from Exhibit 10.2 to Amendment No. 4 of the Company's Registration Statement on
            Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    10.3    Form of Stock Option Agreement
    10.4 1998 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.4 to Amendment No. 4 of the Company's
            Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No.
            333-36553))

    10.4.1  Amendment No. 1 to 1998 Employee Stock Purchase Plan
    10.5    Offer letter dated February 16, 1996 between the Company and
            Bruce Jacobsen (incorporated by reference from Exhibit 10.11 to Amendment No. 4 of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange
            Commission on November 20, 1997 (File No. 333-36553))
    10.6    Offer letter dated May 2, 1995 between the Company and James
            Wells (incorporated by reference from Exhibit 10.12 to Amendment No. 4 of the Company's Registration Statement on
            Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    OTHER MATERIAL CONTRACTS
    10.7    Form of Warrant to Purchase Series D Preferred Stock
            (incorporated by reference from Exhibit 10.5 to Amendment
            No. 4 of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    10.8    Lease Agreement dated March 4, 1996 by and between the
            Company as Lessee and Wright Runstad Properties L.P. as
            Lessor (incorporated by reference from Exhibit 10.7 to Amendment No. 4 to the Company's Registration Statement on
            Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    10.9 Sublease Agreement dated March, 1996 by and between the Company as Sublessee and Legent Corporation as Sublessor
            (incorporated by reference from Exhibit 10.8 to Amendment
            No. 4 of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    10.10 Antenna Site License Agreement dated August 12, 1997 by and between the Company and Wright Runstad & Company
            (incorporated by reference from Exhibit 10.9 to Amendment
            No. 4 of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    10.11   Agreement between Microsoft Corporation and the Company on
            Media Streaming Technology dated June 17, 1997 (incorporated by reference from Exhibit 10.10 to Amendment No. 4 of the Company's Registration Statement on Form S-1 filed with the
            Securities and Exchange Commission on November 20, 1997
            (File No. 333-36553))
    10.12   Form of Director and Officer Indemnification Agreement
            (incorporated by reference from Exhibit 10.14 to Amendment
            No. 4 of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    10.13 Limited Proxy and voting Agreement dated July 21, 1997 by and between the Company and Microsoft Corporation
            (incorporated by reference from Exhibit 10.15 to Amendment
            No. 4 of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    10.14   Voting Agreement dated September 25, 1997 by and among the
            Company, Robert Glaser, Accel IV L.P., Mitchell Kapor and
            Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to Amendment No. 4 of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange
            Commission on November 20, 1997 (File No. 333-36553))
    10.15 Agreement dated September 26, 1997 by and between the Company and Robert Glaser (incorporated by reference from Exhibit 10.18 to Amendment No. 4 of the Company's
            Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No.
            333-36553))
    10.16   Third Amended and Restated Investors' Rights Agreement dated
            March 24, 1998 by and among the Company and certain shareholders of the Company

    10.17 Representative License Agreement -- License Agreement for the RealPlayer Plus (incorporated by reference from Exhibit
            10.21 to Amendment No. 4 of the Company's Registration
            Statement on Form S-1 filed with the Securities and Exchange
            Commission on November 20, 1997 (File No. 333-36553))

EXHIBIT NO. 21: SUBSIDIARIES OF THE REGISTRANT

    21.1 Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 to Amendment No 4. of the Company's
            Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No.
            333-36553))

EXHIBIT NO. 23: CONSENTS OF EXPERTS AND COUNSEL

     23.1  Consent of KPMG Peat Marwick LLP

EXHIBIT NO. 24: POWER OF ATTORNEY

     24.1  Power of Attorney (included on signature page)

EXHIBIT NO. 27: FINANCIAL DATA SCHEDULE

     27.1  Financial Data Schedule

(b) FINANCIAL STATEMENT SCHEDULE

     Schedule II -- Valuation and Qualifying Accounts

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 30, 1998.

                                          REALNETWORKS, INC.

                                          By:       /s/ ROBERT GLASER
                                            ------------------------------------
                                                       Robert Glaser
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Robert Glaser and Bruce Jacobsen, and each of them severally, his true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his name and on his behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----

            /s/ ROBERT GLASER                Chairman of the Board, Chief Executive     March 30, 1998
------------------------------------------      Officer, Secretary and Treasurer
                Robert Glaser                     (Principal Executive Officer)

            /s/ BRUCE JACOBSEN               President, Chief Operating Officer and     March 30, 1998
------------------------------------------                  Director
              Bruce Jacobsen

            /s/ MARK KLEBANOFF                 Chief Financial Officer (Principal       March 30, 1998
------------------------------------------             Financial Officer)
              Mark Klebanoff

             /s/ KEITH ADAMS                Controller (Principal Accounting Officer)   March 30, 1998
------------------------------------------
               Keith Adams

           /s/ JAMES W. BREYER                              Director                    March 30, 1998
------------------------------------------
             James W. Breyer

            /s/ MITCHELL KAPOR                              Director                    March 30, 1998
------------------------------------------
              Mitchell Kapor

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RealNetworks, Inc.:

     Under date of January 21, 1998, except for note 9(b), which is as of March 24, 1998, we reported on the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the 1997 Annual Report on Form 10-K of RealNetworks, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG PEAT MARWICK LLP

Seattle, Washington
January 21, 1998, except for note 9(b),
which is as of March 24, 1998

                SCHEDULE II -- VALUTION AND QUALIFYING ACCOUNTS

                      REALNETWORKS, INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                            BALANCE       CHARGED                        BALANCE
                                               AT            TO                             AT
                                           BEGINNING     COSTS AND       COSTS AND        END OF
              DESCRIPTION                  OF PERIOD      EXPENSES     DEDUCTIONS(1)      PERIOD
              -----------                  ----------    ----------    -------------    ----------
Year ended December 31, 1997:
  Valuation accounts deduced from
     assets:
     Allowance for doubtful accounts
       receivable and sales returns....    $  383,350    $2,293,835     $(1,847,838)    $  829,347
     Valuation allowance for deferred
       tax assets......................     1,828,000     4,613,000              --      6,441,000
                                           ==========    ==========     ===========     ==========

Year ended December 31, 1996:
  Valuation accounts deduced from
     assets:
     Allowance for doubtful accounts
       receivable and sales returns....       129,869       563,046        (309,565)       383,350
     Valuation allowance for deferred
       tax assets......................       493,000     1,335,000              --      1,828,000
                                           ==========    ==========     ===========     ==========
Year ended December 31, 1995:
  Valuation accounts deduced from
     assets:
     Allowance for doubtful accounts
       receivable and sales returns....            --       129,869              --        129,869
     Valuation allowance for deferred
       tax assets......................            --       493,000              --        493,000
                                           ==========    ==========     ===========     ==========

---------------
(1) represents amounts written off

                                 EXHIBIT INDEX

    EXHIBIT
      NO.                             DESCRIPTION
    -------                           -----------

EXHIBIT NO. 10: MATERIAL CONTRACTS

     EXECUTIVE COMPENSATION PLANS AND AGREEMENTS

    10.3      Form of Stock Option Agreement
    10.4.1    Amendment No. 1 to 1998 Employee Stock Purchase Plan
    OTHER MATERIAL CONTRACTS
    10.16     Third Amended and Restated Investors' Rights Agreement dated
              March 24, 1998 by and among the Company and certain shareholders of the Company

EXHIBIT NO. 23: CONSENTS OF EXPERTS AND COUNSEL

    23.1      Consent of KPMG Peat Marwick LLP

EXHIBIT NO. 24: POWER OF ATTORNEY

    24.1      Power of Attorney (included on signature page)

EXHIBIT NO. 27: FINANCIAL DATA SCHEDULE

    27.1      Financial Data Schedule