Form 10-Q
period 1998-03-31
REALNETWORKS INC
filed 1998-05-14
CIK 1046327

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                ------------------------------------------------

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23137

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

                                 (206) 674-2700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

            The number of shares of the registrant's Common Stock outstanding as of April 30, 1998 was 28,817,077. In addition, there were 3,338,374 outstanding shares of the registrant's Special Common Stock, par value $0.001 per share, that automatically convert on a one-for-one basis into Common Stock on a bona fide sale to a purchaser who is not an affiliate of the holder.

                               REALNETWORKS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998


                                TABLE OF CONTENTS


                                                                                                        PAGE
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements........................................................................  3

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations....... 11


PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds................................................... 16

Item 6.     Exhibits and Reports on Form 8-K............................................................ 16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       REALNETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                             December 31,      March 31,
                                                                             ---------------------------
                                                                                 1997             1998
                                                                              ---------        ---------

                                     ASSETS
Current assets:
     Cash and cash equivalents ........................................       $  62,255        $  45,309
     Short-term investments ...........................................          29,773           45,262
     Trade accounts receivable, net of allowance for doubtful
        accounts and sales returns ....................................           5,073            4,650
     Other receivables ................................................          10,706           10,982
     Prepaid expenses and other current assets ........................           2,052            2,813
                                                                              ---------        ---------
        Total current assets ..........................................         109,859          109,016

Property and equipment, net ...........................................           5,143            5,166
Investment in joint venture ...........................................             816              691
Goodwill ..............................................................              --            1,488
Other assets ..........................................................             886              940
                                                                              ---------        ---------
        Total assets ..................................................       $ 116,704        $ 117,301
                                                                              =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................................       $   2,136        $   2,742
     Accrued compensation .............................................             974              993
     Other accrued expenses ...........................................           2,679            5,543
     Deferred revenue .................................................          16,550           19,807
                                                                              ---------        ---------
        Total current liabilities .....................................          22,339           29,085

Deferred revenue ......................................................          15,500           13,083
Notes payable .........................................................             963            1,005

Shareholders' equity:
     Preferred stock, $0.001 par value
        Authorized 60,000 shares; no shares issued and outstanding ....              --               --
     Common stock, $0.001 par value
        Authorized 292,952 shares; issued and outstanding 27,528 shares
        at December 31, 1997 and 28,766 shares at March 31, 1998 ......              28               29
     Special common stock, $0.001 par value
        Authorized 7,048 shares; issued and outstanding 3,338 shares
        at December 31, 1997 and March 31, 1998 .......................               3                3
     Additional paid-in capital .......................................          95,557          111,884
     Accumulated deficit ..............................................         (17,524)         (37,612)
     Accumulated other comprehensive loss .............................            (162)            (176)
                                                                              ---------        ---------
        Total shareholders' equity ....................................          77,902           74,128
                                                                              =========        =========
        Total liabilities and shareholders' equity ....................       $ 116,704        $ 117,301
                                                                              =========        =========






      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                   Quarter Ended March 31,
                                                                  ------------------------
                                                                    1997            1998
                                                                  --------        --------
Net revenues:
    Software license fees .................................       $  4,538        $  9,418
    Service revenues ......................................          1,282           2,622
    Advertising ...........................................            536             462
                                                                  --------        --------
        Total net revenues ................................          6,356          12,502

Cost of revenues:
    Software license fees .................................            543           1,586
    Service revenues ......................................          1,327             521
    Advertising ...........................................            151             332
                                                                  --------        --------
        Total cost of revenues ............................          2,021           2,439
                                                                  --------        --------

        Gross profit ......................................          4,335          10,063

Operating expenses:
    Research and development ..............................          2,725           4,419
    Selling and marketing .................................          4,350           6,830
    General and administrative ............................          1,171           2,100
    Acquisition related charges ...........................             --          17,879
                                                                  --------        --------
        Total operating expenses ..........................          8,246          31,228
                                                                  --------        --------

        Operating loss ....................................         (3,911)        (21,165)

Other income, net .........................................            205           1,077
                                                                  --------        --------

Net loss ..................................................       $ (3,706)       $(20,088)
                                                                  ========        ========


Basic and diluted net loss per share ......................       $  (6.35)       $  (0.65)

Shares used to compute basic and diluted net loss per share            594          31,042


      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  Quarter Ended March 31,
                                                                 ------------------------
                                                                   1997            1998
                                                                 --------        --------
Net cash used in operating activities ....................       $ (2,904)       $ (1,020)

Cash flows from investing activities:
       Purchases of property and equipment ...............           (980)           (637)
       Purchases of short-term investments ...............         (2,042)        (25,594)
       Proceeds from sales and maturities of short-term
          investments ....................................          1,973          10,105
       Cash obtained through acquisition .................             --             203
                                                                 --------        --------
                 Net cash used in investing activities ...         (1,049)        (15,923)
                                                                 --------        --------

Net cash provided by financing activities ................              1               2
                                                                 --------        --------
Effect of exchange rate changes on cash ..................             (9)             (5)
                                                                 --------        --------
                 Net decrease in cash and cash equivalents         (3,961)        (16,946)
Cash and cash equivalents at beginning of period .........         14,738          62,255
                                                                 --------        --------
Cash and cash equivalents at end of period ...............       $ 10,777        $ 45,309
                                                                 ========        ========



      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

            RealNetworks, Inc. and subsidiaries (Company) is a leading provider of branded software products and services that enable the delivery of streaming media content over the Internet and intranets. Streaming technology enables the transmission and playback of continuous "streams" of multimedia content, such as audio, video, and animation, over the Internet and intranets. The Company's products and services include its RealSystem, a streaming media solution that includes RealAudio and RealVideo technology, an electronic commerce World Wide Web (Web) site designed to promote the proliferation of streaming media products and a network of advertising-supported content aggregation Web sites.

Unaudited Interim Financial Information

            The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

            These statements reflect all adjustments which, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

            These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Revenue Recognition

            On January 1, 1998, the Company adopted the provisions of Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The adoption of SOP 97-2 did not have a material effect on revenue recognition for the quarter ended March 31, 1998.

            Prior to January 1, 1998, the Company recognized revenue from software license fees upon delivery, net of an allowance for estimated returns, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable.

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

            Service revenues include payments under support and upgrade contracts, and fees from consulting, content hosting, and user conferences. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is 12 months. Other service revenues are recognized when the service is performed.

            Revenues from advertising appearing on the Company's Web sites are recognized ratably over the terms of the advertising contracts. The Company guarantees to certain advertising customers a minimum number of page impressions to be delivered to users of its Web sites for a specified period. To the extent minimum guaranteed page impression deliveries are not met, the Company defers recognition of the corresponding revenues until guaranteed page impression delivery levels are achieved.

Comprehensive Income

            In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130), which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by Statement 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive loss for the quarters ended March 31, 1997 and 1998 was $(3,715,000) and $(20,102,000), respectively, and consisted of net loss and foreign currency translation adjustments.

Net Loss Per Share

            Basic earnings per share is computed by dividing the sum of net income (loss) plus accretion of redemption value of redeemable preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the sum of net income (loss) plus accretion of redemption value of redeemable preferred stock by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

            The following table reconciles the Company's reported net loss to net loss attributable to common shareholders used to compute basic and diluted net loss per share:


                                                       Quarter Ended March 31,
                                                    ---------------------------
                                                      1997               1998
                                                    --------           --------
                                                           (in thousands)
Net loss                                            $ (3,706)          $(20,088)
Accretion of redemption value of
     redeemable preferred stock
     prior to conversion into
     common stock                                        (67)                --
                                                    --------           --------
Net loss attributable to common
     shareholders                                   $ (3,773)          $(20,088)
                                                    ========           ========


            Excluded from the computation of diluted earnings per share for the quarter ended March 31, 1998 are options to acquire 7,463,000 shares of common stock with a weighted-average exercise price of $4.79 and warrants to acquire 674,000 shares of common stock with a weighted-average exercise price of $9.4125 because their effects would be anti-dilutive.

NOTE 2 - ACQUISITION

            In March, 1998, the Company completed the acquisition of Vivo Software, Inc. (Vivo), a developer of streaming media creation tools. Under the terms of the acquisition, the Company issued approximately 1,102,000 shares of its common stock in exchange for all outstanding shares of Vivo common stock. In addition, the Company issued options to purchase approximately 48,000 shares of the Company's common stock in exchange for outstanding unvested options to purchase Vivo common stock. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of Vivo's operations are included in the Company's condensed consolidated financial statements from the date of acquisition.

            A summary of the purchase price for the acquisition is as follows (in thousands):

Stock and stock options                      $16,526
Direct acquisition costs                         445
Accrued expenses assumed                       1,640
Other current liabilities assumed              1,021
Non-current liabilities assumed                   36
                                             -------
                                 Total       $19,668
                                             =======


            A summary of the allocation of the purchase price is as follows (in thousands):

In-process research and development          $17,729
Cash acquired                                    203
Other current assets acquired                    148
Property and equipment                           100
Goodwill                                       1,488
                                             -------
                                 Total       $19,668
                                             =======

            In-process research and development represents the fair value of technologies acquired for use in the Company's own development efforts. The Company determined the amount of the purchase price to be allocated to in-process research and development based on the time and cost to incorporate the acquired technology into the Company's development projects, expected incremental revenues and expenses associated with the development projects utilizing the acquired technology, and risks and uncertainties associated with the acquired technology. Such risks and uncertainties include inherent difficulties and uncertainties in incorporating the acquired technology into the Company's development projects and risks related to the viability of and potential changes to target markets. The Company also concluded that the acquired technology had no alternative future use.

            Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and is amortized using the straight-line method over its estimated life of five years.

            The acquisition of Vivo was a tax free reorganization under the Internal Revenue Code (IRC). Therefore, the charge for in-process research and development is not deductible for income tax purposes. The Company acquired a net operating loss carryforward of approximately $16,000,000, which expires from 2008 to 2012. Under the provisions of the IRC, the amount of these net operating loss carryforwards available annually to offset future taxable income is significantly limited. No value has been attributed to these net operating losses in the purchase price allocation due to these limitations.

            In connection with the acquisition, approximately 220,000 shares of common stock issued were placed in escrow to secure indemnification obligations of former shareholders of Vivo.

            The following table presents pro forma results of operations as if the acquisition had occurred, and the acquisition related charges of $17,879,000 had been incurred, at the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of 1997 or at the beginning of 1998, nor is it necessarily indicative of results that may occur in the future.

                                             Proforma
                                      Quarter Ended March 31,
                                 --------------------------------
                                   1997                    1998
                                 --------                --------
                               (in thousands except per share data)
Revenues                         $  6,837                $ 13,155
Net loss                          (22,876)                (21,218)
Net loss per share                 (13.53)                  (0.66)


NOTE 3 - LEASE COMMITMENT

            In January 1998, the Company entered into a lease agreement for new corporate offices. The lease commences on April 1, 1999, and expires on April 1, 2011, with the option to renew the term for either a three or ten year period. Average rent over the lease term is approximately $4,000,000 per year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THE COMPANY'S ACTUAL ACTIONS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN UNDER "OVERVIEW", "RESULTS OF OPERATIONS," AND "LIQUIDITY AND CAPITAL RESOURCES," IN THE SECTION TITLED "CERTAIN RISK FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION" INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, AND IN THE SECTIONS TITLED "RISK FACTORS" AND "BUSINESS" INCLUDED IN THE COMPANY'S FINAL PROSPECTUS DATED NOVEMBER 20, 1997. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE INFORMATION SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

            In March 1998, the Company completed the acquisition of Vivo Software, Inc. ("Vivo"), a developer of streaming media creation tools. Under the terms of the acquisition, the Company exchanged approximately 1,102,000 shares of its common stock in exchange for all outstanding shares of Vivo common stock. The acquisition was accounted for using the purchase method of accounting. Of the total purchase price, $17,729,000 was allocated to in-process research and development and was charged to the Company's results of operations for the quarter ended March 31, 1998. The remaining purchase price of $1,939,000 was allocated to tangible assets acquired and goodwill. Goodwill is amortized over its estimated life of five years. See Note 2 of Notes to Condensed Consolidated Financial Statements. Although the Company believes that the acquisition of Vivo is in the best interests of the Company and its shareholders, acquisitions involve a number of special risks, including: the integration of acquired products and technologies in a timely manner; the integration of businesses and employees with the Company's business; adverse effects on the Company's reported operating results from acquisition-related charges and amortization of goodwill; potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; distraction of the

Company's management from the day-to-day business and operations of the Company; the assumption of unknown liabilities; and the possible failure to retain key acquired personnel. Because most software business acquisitions involve the purchase of significant amounts of intangible assets, acquisitions of such businesses typically result in goodwill and amortization charges and may also involve charges for acquired research and development projects. If the Company were to incur additional charges for acquired in-process research and development and amortization of goodwill with respect to future acquisitions, such charges could have a material adverse effect on the Company's business, financial condition and results of operations.

            The Company recently announced the introduction of RealSystem G2, a next generation streaming media delivery system. The Company expects to distribute RealSystem G2 in beta form to the public prior to finalizing product features, functionality and operability. This may cause certain customers to delay purchasing decisions until commercial versions of the products are available, which could have a material adverse effect on the Company's future revenues and quarterly results of operations. In addition, software products as complex as those offered by the Company frequently contain errors or failures, especially when new versions are released. Although the Company conducts extensive product testing during product development, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new versions of its products after commencement of commercial shipments, which errors could result in the loss of revenue or delay in market acceptance of the Company's products, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will not experience delays in the development, introduction, marketing and distribution of RealSystem G2, which delays, if they were to occur, could have a material adverse effect on the Company's business, financial condition and results of operations.

            In August 1997, the Department of Justice commenced an investigation into horizontal merger activities within the streaming media industry. The Department of Justice served several companies, including the Company and Microsoft Corporation ("Microsoft"), with subpoenas to produce certain documents. The Company continues to supply documents and information in response to the subpoenas. As a result of the investigation, it is possible that the Department of Justice will require certain actions by the Company, Microsoft or other companies in the streaming media industry that could have a material adverse effect on the Company's business, financial condition and results of operations. The Department of Justice could decide to take actions that could materially and adversely affect the Company's current relationship with Microsoft or other companies, affect Microsoft's obligations with respect to the distribution of the Company's products, result in certain penalties, require Microsoft to limit or divest certain of its acquisitions or investments in the streaming media industry, including its investment in the Company, and, if Microsoft were forced to rescind its agreement with the Company, place the Company at a significant competitive disadvantage within the industry. There can be no assurance that any such outcome would not have an immediate material adverse effect on the Company's business, financial condition and results of operations.

            Due to the foregoing factors, it is likely that the Company's operating results in some future quarters will fall below the expectations of securities analysts and investors, which would likely have a material adverse affect on the trading price of the Company's common stock.

RESULTS OF OPERATIONS

            REVENUES

            Software License Fees. Software license fees were $4,538,000 and $9,418,000 for the quarters ended March 31, 1997 and 1998, respectively. The increase was due primarily to a greater volume of products sold as a result of growing market acceptance of the Company's products, the introduction of new products, successful product promotions and increased sales from electronic distribution. In addition, in June 1997, the Company entered into a $30,000,000 license agreement with Microsoft. The agreement requires the Company to provide Microsoft with engineering consultation services, certain error corrections and certain technical support over a defined term. The Company recognizes revenue from the agreement over the three-year term of the Company's ongoing obligations. Included in software license fees for the quarter ended March 31, 1998 was $2,418,000 related to the Microsoft license agreement.

            Service Revenues. Service revenues were $1,282,000 and $2,622,000 for the quarters ended March 31, 1997 and 1998, respectively. This increase was primarily due to a greater installed base of the Company's products and the introduction of support and upgrade contracts for the Company's RealPlayer Plus. Service revenues for the quarter ended March 31, 1997 also included $498,000 related to the Company's first RealNetworks Conference. No similar revenues were recognized for the quarter ended March 31, 1998 as the Company's 1998 RealNetworks Conference will be held in the second quarter of 1998.

            Advertising Revenues. Advertising revenues were $536,000 and $462,000 for the quarters ended March 31, 1997 and 1998, respectively. The Company is currently in the process of developing its advertising sales force.

            COST OF REVENUES

            Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, royalties paid for licensed technology, and order fulfillment costs. Cost of software license fees was $543,000 and $1,586,000 for the quarters ended March 31, 1997 and 1998, respectively, and 12% and 17%, respectively, of software license fees. The increase in absolute dollars was due primarily to higher sales volumes and payments of royalties due to incorporation of new third-party technologies into the Company's products. The increase in cost of software license fees as a percentage of software license fees was primarily due to increased sales of the Company's lower margin player product, the introduction of new, lower margin products, and a greater percentage of sales sold through indirect channels.

            Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing consulting, support and other services, bandwidth expenses for hosting services and user conference expenses. Cost of service revenues was $1,327,000 and $521,000 for the quarters ended March 31, 1997 and 1998, respectively, and 104% and 20%, respectively, of service revenues. Cost of service revenues for the first quarter of 1997 includes $1,000,000 of costs associated with the Company's first RealNetworks Conference. The Company's 1998 RealNetworks Conference will be held in the second quarter of 1998 and, therefore, no comparable expenses were incurred in the first quarter of 1998. Excluding the impact of the RealNetworks Conference, cost of service revenues was $327,000 and $521,000, for the quarters ended March 31, 1997 and 1998, respectively, and 42% and 20%, respectively, of service revenues. The increase in absolute dollars was primarily due to increased staff and contract personnel to provide services to a greater number of customers. The decrease in percentage terms was primarily due to increased utilization of service personnel associated with a larger customer base.

            Cost of Advertising Revenues. Cost of advertising revenues includes personnel associated with content creation, bandwidth expenses and fees paid to third parties for content included in the Company's Web sites. Cost of advertising revenues was $151,000 and $332,000 for the quarters ended March 31, 1997 and 1998, respectively, and 28% and 72%, respectively, of advertising revenues. The increases in both absolute dollars and percentage terms were primarily due to increases in the quality and quantity of content available on the Company's Web pages and increased costs associated with the maintenance of newly developed Web sites.

            Gross margins may be affected by the mix of distribution channels used, the mix of products sold, licensed third-party technology incorporated into the Company's products, the mix of product versus services revenues and the mix of international versus U.S. revenues. If sales through indirect channels increase as a percentage of total net revenues, service revenues increase as a percentage of total net revenues, or sales of the Company's lower margin products increase as a percentage of total net revenues, the Company's gross margins will be adversely affected.

            OPERATING EXPENSES

            Research and Development. Research and development expenses consist primarily of salaries and consulting fees to support product development and costs of technology acquired from third parties to incorporate into products under development. To date, all research and development costs have been expensed as incurred because technological feasibility of the Company's products is established upon completion of a working model. Costs incurred between completion of a working model and general release of products have been insignificant. Research and development expenses were $2,725,000 and $4,419,000 for the quarters ended March 31, 1997 and 1998, respectively, and 43% and 35%, respectively, of total net revenues. The increase in absolute dollars was primarily due to increases in internal development personnel and consulting expenses. The decrease in percentage terms was a result of revenues growing at a faster rate than expenses. Research and development expenses were primarily related to development of new technology and products and enhancements made to existing products. The Company believes that significant investment in research and development is a critical factor in attaining its strategic objectives and, as a result, expects to increase research and development expenditures in future periods.

            Selling and Marketing. Selling and marketing expenses consist principally of salaries, commissions, consulting fees paid, trade show expenses, advertising, promotional expenses and cost of marketing collateral. Selling and marketing expenses were $4,350,000 and $6,830,000 for the quarters ended March 31, 1997 and 1998, respectively, and 68% and 55%, respectively, of total net revenues. The increase in absolute dollars was due to the expansion of the Company's direct sales organization, the creation of additional sales offices, promotions and expenses related to the continued development of the "Real" brand. The decrease in percentage terms was a result of revenues growing at a faster rate than expenses. The Company intends to continue its branding and marketing efforts and, therefore, expects selling and marketing expenses to increase significantly in future periods.

            General and Administrative. General and administrative expenses consist primarily of personnel costs, fees for professional services and corporate infrastructure costs. General and administrative expenses were $1,171,000 and $2,100,000 for the quarters ended March 31, 1997 and 1998, respectively, and 18% and 17%, respectively of total net revenues. The increase in absolute dollars was primarily a result of increased personnel and facility expenses necessary to support the Company's growth and costs associated with operating as a public company. The decrease in percentage terms was due to revenues growing at a faster rate than expenses. The Company expects general and administrative expenses to increase as the Company expands its staff, incurs additional costs related to the growth of its business, assimilates acquisitions of acquired technologies and businesses and incurs additional costs related to operating as a public company.

            Acquisition Related Charges. Acquisition related charges include acquired in-process research and development and other acquisition related costs. During the quarter ended March 31, 1998, the Company incurred $17,879,000 in expenses associated with the acquisition of Vivo. The Company may, in the future, acquire businesses or technologies that are complimentary to those of the Company, the results of which could include significant charges for acquired in-process research and development and the amortization of acquired intangible assets.

            OTHER INCOME, NET

            Other income, net consists primarily of earnings on the Company's cash and cash equivalents and short-term investments. Other income, net was $205,000 and $1,077,000 for the quarters ended March 31, 1997 and 1998, respectively. The increase was due primarily to interest earned on proceeds from the issuance of common and preferred stock in 1997.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash used in operating activities was $2,904,000 and $1,020,000 for the quarters ended March 31, 1997 and 1998, respectively. Cash used in operating activities for the quarter ended March 31, 1997 was due primarily to a net loss of $3,706,000, offset by increases in accrued expenses and deferred revenue. For the quarter ended March 31, 1998, cash used in operating activities of $1,020,000 resulted from a net loss of $20,088,000, largely offset by $17,879,000 of non-cash acquisition related charges and increases in accrued expenses and deferred revenue.

            Net cash used in investing activities of $1,049,000 and $15,923,000 for the quarters ended March 31, 1997 and 1998, respectively, was primarily a result of increases in short-term investments and purchases of property and equipment.

            Net cash provided by financing activities for the quarters ended March 31, 1997 and 1998 was primarily a result of stock option exercises.

            At March 31, 1998, the Company had $45,309,000 in cash and cash equivalents and $45,262,000 in short-term investments. As of March 31, 1998, the Company's principal commitments consisted of obligations under operating leases and $1,005,000 in notes payable. Since its inception, the Company has experienced a substantial increase in its capital expenditures to support expansion of the Company's operations and information systems. In January 1998 the Company entered into a lease agreement for a new location for its corporate offices. The Company anticipates the new lease will require significant capital expenditures associated with leasehold improvements. In the past, the Company has completed acquisitions of businesses and technologies, and will continue to evaluate acquisitions of, or investments in, businesses, products, joint-ventures, or technologies that are complementary to the operations of the Company. Such acquisitions or investments, which the Company believes have been, and will continue to be, in the best interest of the Company, involve risks and may require additional cash investments by the Company.

            Since its inception, the Company has significantly increased its operating expenses. The Company currently anticipates that it will continue to experience significant growth in its operating expenses and that such expenses will be a material use of the Company's cash resources. The Company believes that its current cash, cash equivalents, and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company may, in the future, seek to raise additional funds through public or private equity financings, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to the Company's shareholders.

       The Company is not aware of any material operational issues or costs associated with preparing its current products and internal processing systems for year 2000 compliance.


                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

             (c) Since January 1, 1998, the Company has issued and sold unregistered securities as follows:

                             (1) An aggregate of 1,000 shares of Common Stock

            was issued in February 1998 to one individual in exchange for services valued at $19,000.

                             (2) An aggregate of 1,101,733 shares of Common
            Stock was issued in March 1998 to 70 individuals and entities in exchange for all of the outstanding shares of common stock of Vivo Software, Inc., a Massachusetts corporation. The aggregate consideration received for such shares was valued at $17,100,000.

                             (3) Between January 1, 1998 and March 31, 1998, an
            aggregate of 136,200 shares of Common Stock was issued to employees and consultants upon the exercise of options. The aggregate consideration received for such shares was $65,149.

            Use of Proceeds

            The Company's registration statement under the Securities Act of 1933, as amended, for its initial public offering became effective on November 20, 1997. Offering proceeds, net of aggregate expenses of approximately $4.6 million, were approximately $38.5 million. The Company has used all of the net offering proceeds for the purchase of temporary investments consisting of cash, cash equivalents and short-term investments. The Company has not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses, or repayment of indebtedness. None of the net offering proceeds were paid directly or indirectly to directors, officers, or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K:

             2.1 Agreement and Plan of Merger among RealNetworks, Inc., Vivo Software, Inc. and RN Acquisition Corp. dated as of February 20, 1998 (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 1998 (File No. 0-23137))

             10.1 Lease dated January 21, 1998 between RealNetworks, Inc. and 2601 Elliott, LLC

             10.2 Amendment No. 1 to 1998 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.4.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998 (File No. 0-23137))

             10.3 Third Amended and Restated Investors' Rights Agreement dated March 24, 1998 among RealNetworks, Inc. and certain shareholders of RealNetworks, Inc. (incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998 (File No. 0-23137))

             27.1   Financial Data Schedule

             (b) Reports on Form 8-K:

                             None


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1998.



                                   REALNETWORKS, INC.


                                   By /s/ Robert Glaser
                                      ----------------------------------------
                                      Robert Glaser
                                      Chairman of the Board, Chief Executive
                                      Officer and Treasurer


                                   By /s/ Mark Klebanoff
                                      ----------------------------------------
                                      Mark Klebanoff
                                      Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit Number                             Description
--------------                             -----------

     2.1 Agreement and Plan of Merger among RealNetworks, Inc., Vivo Software, Inc. and RN Acquisition Corp. dated as of February 20, 1998 (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 1998 (File No. 0-23137))

     10.1 Lease dated January 21, 1998 between RealNetworks, Inc. and 2601 Elliott, LLC

     10.2 Amendment No. 1 to 1998 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.4.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998 (File No. 0-23137))

     10.3 Third Amended and Restated Investors' Rights Agreement dated March 24, 1998 among RealNetworks, Inc. and certain shareholders of RealNetworks, Inc. (incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998 (File No. 0-23137))

     27.1           Financial Data Schedule