Form 10-Q
period 1998-06-30
REALNETWORKS INC
filed 1998-08-14
CIK 1046327

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       -----------------------------------

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Common Stock outstanding as of July 31, 1998 was 29,432,018. In addition, there were 3,338,374 outstanding shares of the registrant's Special Common Stock, par value $0.001 per share, that automatically convert on a one-for-one basis into Common Stock on a bona fide sale to a purchaser who is not an affiliate of the holder.

                               REALNETWORKS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities and Use of Proceeds............................17

Item 4.  Submission of Matters to a Vote of Security Holders..................18

Item 6.  Exhibits and Reports on Form 8-K.....................................18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       REALNETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                  December 31,          June 30,
                                                                                      1997                1998
                                                                                  ------------        ------------
                                     ASSETS
Current assets:
     Cash, cash equivalents and short-term investments........................    $     92,028        $     98,033
     Trade accounts receivable, net of allowance for doubtful
         accounts and sales returns...........................................           5,073               5,345
     Other receivables........................................................          10,706                 227
     Prepaid expenses and other current assets................................           2,052               2,847
                                                                                  ------------        ------------
         Total current assets.................................................         109,859             106,452

Property and equipment, net...................................................           5,143               5,348
Investment in joint venture...................................................             816                 599
Other assets, net.............................................................             886               2,204
                                                                                  ------------        ------------
         Total assets.........................................................    $    116,704        $    114,603
                                                                                  ============        ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................................    $      2,136        $      2,881
     Accrued compensation.....................................................             974               1,266
     Other accrued expenses...................................................           2,679               5,843
     Deferred revenue.........................................................          16,550              20,438
                                                                                  ------------        ------------
         Total current liabilities............................................          22,339              30,428

Deferred revenue, net of current portion......................................          15,500              10,667
Notes payable.................................................................             963               1,002

Shareholders' equity:
     Preferred stock, $0.001 par value
         Authorized 60,000 shares; no shares issued and outstanding                         --                  --
     Common stock, $0.001 par value
         Authorized 292,952 shares; issued and outstanding 27,528 shares
         at December 31, 1997 and 29,232 shares at June 30, 1998..............              28                  29
     Special common stock, $0.001 par value
         Authorized 7,048 shares; issued and outstanding 3,338 shares
         at December 31, 1997 and June 30, 1998...............................               3                   3
     Additional paid-in capital...............................................          95,557             112,405
     Accumulated deficit......................................................         (17,524)            (39,716)
     Accumulated other comprehensive loss.....................................            (162)               (215)
                                                                                  ------------        ------------
         Total shareholders' equity...........................................          77,902              72,506
                                                                                  ------------        ------------

         Total liabilities and shareholders' equity...........................    $    116,704        $    114,603
                                                                                  ============        ============


      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                     QUARTER ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------         -----------------------------
                                                     1997               1998               1997               1998
                                                  ----------         ----------         ----------         ----------

Net revenues:
    Software license fees......................   $    5,532         $   10,796         $   10,070         $   20,214
    Service revenues...........................          907              3,495              2,189              6,117
    Advertising................................          571                765              1,107              1,227
                                                  ----------         ----------         ----------         ----------
        Total net revenues.....................        7,010             15,056             13,366             27,558
                                                  ----------         ----------         ----------         ----------

Cost of revenues:
    Software license fees......................          591              1,800              1,134              3,386
    Service revenues...........................          285                755              1,612              1,276
    Advertising................................          157                406                308                738
                                                  ----------         ----------         ----------         ----------
        Total cost of revenues.................        1,033              2,961              3,054              5,400
                                                  ----------         ----------         ----------         ----------

        Gross profit...........................        5,977             12,095             10,312             22,158
                                                  ----------         ----------         ----------         ----------

Operating expenses:
    Research and development...................        2,738              4,789              5,463              9,208
    Sales and marketing........................        4,811              8,135              9,161             14,965
    General and administrative.................        1,325              2,467              2,496              4,567
    Acquisition related charges................           --                 --                 --             17,879
                                                  ----------         ----------         ----------         ----------
        Total operating expenses...............        8,874             15,391             17,120             46,619
                                                  ----------         ----------         ----------         ----------

        Operating loss.........................       (2,897)            (3,296)            (6,808)           (24,461)

Other income, net..............................          231              1,192                436              2,269
                                                  ----------         ----------         ----------         ----------

Net loss.......................................   $   (2,666)        $   (2,104)        $   (6,372)        $  (22,192)
                                                  ==========         ==========         ==========         ==========


Basic and diluted net loss per share...........   $    (3.99)        $    (0.07)        $   (10.17)        $    (0.70)
                                                  ==========         ==========         ==========         ==========

Shares used to compute basic and diluted
     net loss per share........................          685             32,119                640             31,551


      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     Six Months Ended June 30,
                                                                                  -------------------------------
                                                                                      1997               1998
                                                                                  ------------       ------------

Net cash provided by (used in) operating activities                               $     (5,658)      $      7,000
                                                                                  ------------       ------------

Cash flows from investing activities:
     Purchases of property and equipment.......................................         (2,163)            (1,713)
     Purchases of short-term investments.......................................        (10,614)           (43,967)
     Proceeds from sales and maturities of short-term investments..............          8,948             16,106
     Investment in joint venture...............................................           (998)                --
     Increase in other assets..................................................           (279)                --
     Cash obtained through acquisition.........................................             --                203
                                                                                  ------------       ------------
         Net cash used in investing activities.................................         (5,106)           (29,371)
                                                                                  ------------       ------------

Cash flow from financing activities:
     Proceeds from issuance of note payable....................................            991                 --
     Net proceeds from sales of common stock and exercise of
       stock options and warrants..............................................             17                526
                                                                                  ------------       ------------
         Net cash provided by financing activities.............................          1,008                526
                                                                                  ------------       ------------

Effect of exchange rate changes on cash........................................            (10)               (11)
                                                                                  ------------       ------------

         Net decrease in cash and cash equivalents.............................         (9,766)           (21,856)
Cash and cash equivalents at beginning of period...............................         14,738             62,255
                                                                                  ------------       ------------
Cash and cash equivalents at end of period.....................................          4,972             40,399
Short-term investments at end of period........................................          6,524             57,634
                                                                                  ------------       ------------
Total cash, cash equivalents and short-term investments at end of period.......   $     11,496       $     98,033
                                                                                  ============       ============


      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Description of Business

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

(b)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(c)      Cash, Cash Equivalents and Short-Term Investments

         Cash, cash equivalents and short-term investments are comprised of the following:


                                          December 31, 1997  June 30, 1998
                                          -----------------  -------------
                                                   (in thousands)
         Cash and cash equivalents            $62,255          $30,799
         Short-term investments                29,773           57,634
         Restricted cash equivalents               --            9,600
                                              -------          -------
                                              $92,028          $98,033
                                              =======          =======

         Restricted cash equivalents represent a restricted escrow account established in connection with a lease agreement for new corporate offices. The Company expects to take occupancy of the new facilities during the quarter ending June 30, 1999.

(d)      Revenue Recognition

         On January 1, 1998, the Company adopted the provisions of Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The adoption of SOP 97-2 did not have a material effect on revenue recognition for the quarter and six months ended June 30, 1998.

         Prior to January 1, 1998, the Company recognized revenue from software license fees upon delivery, net of an allowance for estimated returns, provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable.

         Revenue from software license agreements with original equipment manufacturers (OEM) is recognized when the OEM delivers its product incorporating the Company's software to the end user. If the Company anticipates providing ongoing support to the OEM in the form of future upgrades, enhancements or other services over the term of the contract, revenue is recognized on the straight-line method over the term of the contract.

         The Company recognizes revenue from software license agreements with value-added resellers (VAR), when the following conditions are met: the software product has been delivered to the VAR, the fee to the Company is fixed or determinable, and collectibility is probable.

         Service revenues include payments under support and upgrade contracts, and fees from consulting and content hosting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is 12 months. Other service revenues are recognized when the service is performed.

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

(e)      Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130), which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by Statement 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive loss for the quarters ended June 30, 1997 and 1998 was $(2,638,000) and $(2,143,000), respectively. The Company's total comprehensive loss for the six months ended June 30, 1997 and 1998 was $(6,353,000) and $(22,245,000), respectively. Total comprehensive loss for the quarters and six months ended June 30, 1997 and 1998 consisted of net loss and foreign currency translation adjustments.

(f)      Net Loss Per Share

         Basic earnings per share is computed by dividing the sum of net loss plus accretion of redemption value of redeemable preferred stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the sum of net loss plus accretion of redemption value of redeemable preferred stock by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

         The following table reconciles the Company's reported net loss to net loss attributable to common shareholders used to compute basic and diluted net loss per share:



                                             Quarter Ended June 30,            Six Months Ended June 30,
                                          ------------------------------     ------------------------------
                                              1997             1998              1997             1998
                                          --------           --------           --------           --------
                                                                   (in thousands)
Net Loss                                  $ (2,666)          $ (2,104)          $ (6,372)          $(22,192)
Accretion of redemption value of
     redeemable preferred stock
     prior to conversion into
     common stock                              (67)                --               (134)                --
                                          --------           --------           --------           --------
Net loss attributable to common
     shareholders                         $ (2,733)          $ (2,104)          $ (6,506)          $(22,192)
                                          ========           ========           ========           ========


Excluded from the computation of diluted earnings per share for the quarter and six months ended June 30, 1998 are options to acquire 7,604,000 shares of common stock with a weighted-average exercise price of $6.81 and warrants to acquire 472,000 shares of common stock with a weighted-average exercise price of $9.41 because their effects would be anti-dilutive.

NOTE 2 - ACQUISITION

         In March 1998, the Company completed the acquisition of Vivo Software, Inc. (Vivo), a developer of streaming media creation tools. Under the terms of the acquisition, the Company issued approximately 1,102,000 shares of its common stock in exchange for all outstanding shares of Vivo common stock. In addition, the Company issued options to purchase approximately 48,000 shares of the Company's common stock in exchange for outstanding unvested options to purchase Vivo common stock. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of Vivo's operations are included in the Company's condensed consolidated financial statements from the date of acquisition.

         A summary of the purchase price for the acquisition is as follows (in thousands):

Stock and stock options                          $16,526
Direct acquisition costs                             445
Accrued expenses assumed                           1,640
Other current liabilities assumed                  1,021
Non-current liabilities assumed                       36
                                                 -------
                     Total                       $19,668
                                                 =======

         A summary of the allocation of the purchase price is as follows (in thousands):




In-process research and development                      $ 17,729
Cash acquired                                                 203
Other current assets acquired                                 148
Property and equipment                                        100
Goodwill                                                    1,488
                                                            -----
                     Total                               $ 19,668
                                                         ========

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

         The following table presents pro forma results of operations as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma results of operations exclude $17,879,000 of acquisition related charges as the charges are not expected to have a continuing impact on the Company's results of operations. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of 1997 or at the beginning of 1998, nor is it necessarily indicative of results that may occur in the future.


                                                  Pro forma
                                            Six Months Ended June 30,
                                       ---------------------------------
                                         1997                    1998
                                       --------                ---------
                                      (in thousands except per share data)
Revenues                               $ 14,156                $ 28,211
Net loss                                 (9,471)                 (5,443)
Net loss per share                        (6.31)                  (0.17)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THE COMPANY'S ACTUAL ACTIONS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN UNDER "OVERVIEW", "RESULTS OF OPERATIONS", AND "LIQUIDITY AND CAPITAL RESOURCES", IN THE SECTION TITLED "CERTAIN RISK FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION" INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, AND IN THE SECTIONS TITLED "RISK FACTORS" AND "BUSINESS" INCLUDED IN THE COMPANY'S FINAL PROSPECTUS DATED NOVEMBER 21, 1997. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE INFORMATION SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

         In March 1998, the Company completed the acquisition of Vivo Software, Inc. ("Vivo"), a developer of streaming media creation tools. Under the terms of the acquisition, the Company exchanged approximately 1,102,000 shares of its common stock in exchange for all outstanding shares of Vivo common stock. The acquisition was accounted for using the purchase method of accounting. Of the total purchase price, $17,729,000 was allocated to in-process research and development and was charged to the Company's results of operations for the six months ended June 30, 1998. The remaining purchase price of $1,939,000 was allocated to tangible assets acquired and goodwill. Goodwill is amortized over its estimated life of five years. See Note 2 of Notes to Condensed Consolidated Financial Statements. Although the Company believes that the acquisition of Vivo is in the best interests of the Company and its shareholders, acquisitions involve a number of special risks, including: the integration of acquired products and technologies in a timely manner; the integration of businesses and employees with the Company's business; adverse effects on the Company's reported operating results from acquisition-related charges and amortization of goodwill; potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; distraction of the Company's management from the day-to-day business and operations of the Company; the assumption of unknown liabilities; and the possible failure to retain key acquired personnel. Because most software business acquisitions involve the purchase of significant amounts of intangible assets, acquisitions of such businesses typically result in goodwill and amortization charges and may also involve charges for acquired research and development projects. If the Company were to incur additional charges for acquired in-process research and development and amortization of goodwill with respect to future acquisitions, such charges could have a material adverse effect on the Company's business, financial condition and results of operations.

         During the second quarter of 1998, the Company released RealSystem G2, its next generation streaming media delivery system consisting of servers, tools and client software, in preview form to the public prior to finalizing product features, functionality and operability. The preview release of RealSystem G2 may cause certain customers to delay purchasing decisions until commercial versions of the products are available, which could have a material adverse effect on the Company's future revenues and quarterly results of operations. In addition, software products as complex as those offered by the Company frequently contain errors or failures, especially when new versions are released. Although the Company conducts extensive product testing during product development, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new versions of its products after commencement of commercial shipments. Potential errors could result in the loss of revenue or delay in market acceptance of the Company's products, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will not experience delays in the development, introduction, marketing and distribution of the final version of RealSystem G2, which delays, if they were to occur, could have a material adverse effect on the Company's business, financial condition and results of operations.

         In June 1997, the Company entered into a strategic agreement ("Agreement") with Microsoft Corporation ("Microsoft") pursuant to which the Company granted Microsoft a nonexclusive license to its Standard Code (as defined in the Agreement), which is comprised of certain substantial elements of the source code of the Company's RealAudio/RealVideo Version 4.0 technology included in its basic RealPlayer and substantial elements of its EasyStart Server (currently known as the Basic Server), and related Company trademarks. In July 1997, the Company delivered the Standard Code in exchange for a license fee of $30,000,000. The Company recognizes revenue related to this Agreement ratably over the three-year term of its ongoing obligations. The portion of the license fee that has not yet been recognized as revenue is included in deferred revenue.

         Under the Agreement, Microsoft may sublicense its rights to the Standard Code to third parties under certain conditions without additional compensation to the Company. In addition, Microsoft has an option to receive two additional deliveries of updated versions of the Standard Code. Microsoft's right to receive the first delivery expired unexercised in July, 1998. Microsoft may elect to receive a delivery of the then current version of the Standard Code once before July, 1999, upon payment of a license fee of $35 million. If the Company elects in its sole discretion to grant an Event License (as defined in the Agreement) to a third party, the Agreement provides for a refund of a portion of the license fee paid by Microsoft, based on a declining scale over the term of the Agreement.

         In connection with the Agreement, Microsoft purchased a minority interest in the Company in the form of 3,338,374 shares of nonvoting Series E Preferred Stock at approximately $8.99 per share, which shares were converted to Special Common Stock upon the completion of the Company's initial public offering. All shares of Special Common Stock will automatically convert into the same number of shares of Common Stock upon transfer by Microsoft to a purchaser who is not affiliated with Microsoft. Microsoft has the right to require the Company to register Microsoft's shares for sale under the Securities Act of 1933. Rule 144 of the Securities Act provides, in general, that any person who has beneficially owned shares for at least one year may generally sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the shares of Common Stock then outstanding or the reported average weekly trading volume in the Company's Common Stock (computed over a four-week period). Sales of substantial numbers of shares of Special Common Stock in the public market could have a material adverse effect on the market price for the Company's Common Stock.

         Although Microsoft is a shareholder of the Company, it is also a competitor and its interests may not always be aligned with those of the Company and the Company's other shareholders. Microsoft has indicated that, to the extent the relationship between the parties becomes more competitive than complementary, it is likely to re-evaluate its investment position in the Company. Microsoft has not formally communicated to the Company its intentions with respect to its investment position in the Company, but at times has indicated informally that it may sell at least a portion of its shares. There can be no assurance that any such issues, the evolving nature of the relationship, or economic factors would not result in Microsoft selling all or a portion of its holdings in the Company, which could have a material adverse effect on the market price for the Company's Common Stock.

         Microsoft recently introduced the Windows Media Player, which competes with the Company's RealPlayer software, and is available for download from Microsoft's Web site. Microsoft has stated publicly that future releases of its new Windows 98 operating system, likely as early as the third quarter of 1998, will include the Windows Media Player. The Windows Media Player is based in part on technology Microsoft licensed from the Company under the Agreement, and can therefore play audio and video content based on earlier versions of the Company's RealAudio and RealVideo technology. Because Microsoft has not exercised its option to receive subsequent versions of the Standard Code, the Windows Media Player cannot play audio or video content based on the RealSystem
5.0 or G2 technology. Therefore, consumers who are using the Windows Media Player to receive audio and video over the Internet will not be able to access content available in the Company's newer formats. In addition, while Microsoft currently distributes certain older versions of the RealPlayer with Internet Explorer, which is distributed with the Windows operating system, Microsoft has indicated to the Company that it will not distribute the RealPlayer with future versions of Windows 98.

         On July 23, 1998, Robert Glaser, the Company's Chief Executive Officer, testified before the Senate Judiciary Committee that if a consumer already has the RealPlayer on a computer system, and thereafter downloads the Windows Media Player or installs Windows 98 with the Windows Media Player included on it, in a number of circumstances the Windows Media Player will disable certain important functions of the RealPlayer. As a result, certain of the Company's customers who have downloaded the free RealPlayer or paid for the RealPlayer Plus, may find that their product has ceased working. Because the Company raised the issue right after the Windows Media Player was released, and because the Company quickly posted a workaround solution on its Web site that the Company believes will counteract the situation, the Company believes only a small number of consumers will be impacted by the situation. In light of these recent events, the Company's relationship with Microsoft has become more competitive.

         Microsoft has a longer operating history, greater name recognition, and significantly greater financial, technical, marketing, and distribution resources than the Company. The Company's inability to sustain or maintain its leadership position in its market segment could have a material adverse effect on the Company's business, financial condition and results of operations and on the market price for the Company's Common Stock.

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

RESULTS OF OPERATIONS

         REVENUES

         Software License Fees. Software license fees were $10,796,000 for the quarter ended June 30, 1998, an increase of 95% from $5,532,000 in the comparable quarter of the prior year. Software license fees were $20,214,000 for the six months ended June 30, 1998, an increase of 101% from $10,070,000 in the comparable period of the prior year. The increases were due primarily to a greater volume of products sold as a result of growing market acceptance of the Company's products, the introduction of new products, successful product promotions and increased sales from electronic distribution. In addition, in June 1997, the Company entered into a $30,000,000 license agreement with Microsoft. The agreement requires the Company to provide Microsoft with engineering consultation services, certain error corrections and certain technical support over a defined term. The Company recognizes revenue from the agreement over the three-year term of the Company's ongoing obligations. Included in software license fees for the quarter and six months ended June 30, 1998, were $2,418,000 and $4,836,000, respectively, related to the Microsoft license agreement.

         Service Revenues. Service revenues were $3,495,000 for the quarter ended June 30, 1998, an increase of 285% from $907,000 in the comparable quarter of the prior year. Service revenues were $6,117,000 for the six months ended June 30, 1998, an increase of 179% from $2,189,000 in the comparable period of the prior year. The increases were primarily due to the introduction of support and upgrade contracts for the Company's RealPlayer Plus and a larger installed base of the Company's products. The larger installed base of the Company's products promotes increases in revenues through the purchase of support and upgrade contracts and other services performed by the Company. Service revenues for the six months ended June 30, 1997, also included $498,000 related to the Company's RealNetworks Conference.

         Advertising Revenues. Advertising revenues were $765,000 for the quarter ended June 30, 1998, an increase of 34% from $571,000 in the comparable quarter of the prior year. Advertising revenues were $1,227,000 for the six months ended June 30, 1998, an increase of 11% from $1,107,000 in the comparable period of the prior year. The increases in advertising revenues were due to a larger sales force and greater success in attracting advertisers.

         COST OF REVENUES

         Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, royalties paid for licensed technology, and order fulfillment costs. Cost of software license fees was $1,800,000 for the quarter ended June 30, 1998, an increase of 205% from $591,000 in the comparable quarter in the prior year, and increased as a percentage of software license fees to 17% from 11%. Cost of software license fees was $3,386,000 for the six months ended June 30, 1998, an increase of 199% from $1,134,000 in the comparable period in the prior year, and increased as a percentage of software license fees to 17% from 11%. These increases were due primarily to higher sales volumes and royalties related to new third-party technologies incorporated into the Company's products. The increases in cost of software license fees as a percentage of software license fees were due to changes in the mix of products sold.

         Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and other services and bandwidth expenses for hosting services. Cost of service revenues was $755,000 for the quarter ended June 30, 1998, an increase of 165% from $285,000 in the comparable quarter in the prior year, but decreased as a percentage of service revenues to 22% from 31%. Cost of service revenues was $1,276,000 for the six months ended June 30, 1998, a decrease of 21% from $1,612,000 in the comparable period in the prior year, and decreased as a percentage of service revenues to 21% from 74%. Cost of service revenues for the six months ended June 30, 1997, includes $1,000,000 of costs associated with the Company's RealNetworks Conference. Excluding the impact of the RealNetworks Conference, cost of service revenues was $612,000, or 36% of service revenues, for the six months ended June 30, 1997. The increases in cost of service revenues excluding the RealNetworks Conference were primarily due to increased staff and contract personnel to provide services to a greater number of customers. The decreases in percentage terms were primarily due to economies of scale in providing support services.

         Cost of Advertising Revenues. Cost of advertising revenues includes personnel associated with content creation, bandwidth expenses and fees paid to third-parties for content included in the Company's Web sites. Cost of advertising revenues was $406,000 for the quarter ended June 30, 1998, an increase of 159% from $157,000 in the comparable quarter in the prior year, and increased as a percentage of advertising revenues to 53% from 27%. Cost of advertising revenues was $738,000 for the six months ended June 30, 1998, an increase of 140% from $308,000 in the comparable period in the prior year, and increased as a percentage of advertising revenues to 60% from 28%. These increases were primarily due to increases in the quality and quantity of content available on the Company's Web pages and increased costs associated with the maintenance of newly developed Web sites.

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

         OPERATING EXPENSES

         Research and Development. Research and development expenses consist primarily of salaries and consulting fees to support product development and costs of technology acquired from third parties to incorporate into products under development. To date, all research and development costs have been expensed as incurred because technological feasibility of the Company's products is established upon completion of a working model. Costs incurred between completion of a working model and general release of products have been insignificant. Research and development expenses were $4,789,000 for the quarter ended June 30, 1998, an increase of 75% from $2,738,000 in the comparable quarter in the prior year, but decreased as a percentage of total net revenues to 32% from 39%. Research and development expenses were $9,208,000 for the six months ended June 30, 1998, an increase of 69% from $5,463,000 in the comparable period in the prior year, but decreased as a percentage of total net revenues to 33% from 41%. The increases in absolute dollars were primarily due to increases in internal development personnel and consulting expenses. The decreases in percentage terms were a result of revenues growing at a faster rate than expenses. Research and development expenses were primarily related to the development of new technology and products and enhancements made to existing products. The Company believes that significant investments in research and development is a critical factor in attaining its strategic objectives and, as a result, expects to increase research and development expenditures in future periods.

         Sales and Marketing. Sales and marketing expenses consist principally of salaries, commissions, consulting fees paid, trade show expenses, advertising, promotional expenses and cost of marketing collateral. Sales and marketing expenses were $8,135,000 for the quarter ended June 30, 1998, an increase of 69% from $4,811,000 in the comparable quarter of the prior year, but decreased as a percentage of total net revenues to 54% from 69%. Sales and marketing expenses were $14,965,000 for the six months ended June 30, 1998, an increase of 63% from $9,161,000 in the comparable period of the prior year, but decreased as a percentage of total net revenues to 54% from 69%. The increases in absolute dollars were due to the expansion of the Company's direct sales organization, the creation of additional sales offices, promotions and expenses related to the continued development of the "Real" brand. For the quarter ended June 30, 1998, sales and marketing expenses included the net costs of the 1998 RealNetworks Conference. The decreases in percentage terms were a result of revenues growing at a faster rate than expenses. The Company intends to continue its branding and marketing efforts and, therefore, expects sales and marketing expenses to increase significantly in future periods.

         General and Administrative. General and administrative expenses consist primarily of personnel costs, fees for professional services and corporate infrastructure costs. General and administrative expenses were $2,467,000 for the quarter ended June 30, 1998, an increase of 86% from $1,325,000 in the comparable quarter of the prior year, but decreased as a percentage of total net revenues to 16% from 19%. General and administrative expenses were $4,567,000 for the six months ended June 30, 1998, an increase of 83% from $2,496,000 in the comparable period of the prior year, but decreased as a percentage of total net revenues to 17% from 19%. The increases in absolute dollars were primarily a result of increased personnel and facility expenses necessary to support the Company's growth and costs associated with operating as a public company. The decreases in percentage terms were due to revenues growing at a faster rate than expenses. The Company expects general and administrative expenses to increase as the Company expands its staff, incurs additional costs related to the growth of its business, and incurs additional costs related to operating as a public company.

         Acquisition Related Charges. Acquisition related charges include acquired in-process research and development and other acquisition related costs. During the six months ended June 30, 1998, the Company incurred $17,879,000 in expenses associated with the acquisition of Vivo. The Company may, in the future, acquire businesses or technologies that are complimentary to those of the Company, the results of which could include significant charges for acquired in-process research and development and the amortization of acquired intangible assets.

         OTHER INCOME, NET

         Other income, net consists primarily of earnings on the Company's cash, cash equivalents and short-term investments. Other income, net was $1,192,000 and $2,269,000 for the quarter and six months ended June 30, 1998, respectively, and $231,000 and $436,000 for the quarter and six months ended June 30, 1997, respectively. The increases were due primarily to interest earned on proceeds from the sales of common and preferred stock in 1997, including the Company's initial public offering in November, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $7,000,000 for the six months ended June 30, 1998. Net cash used in operating activities was $5,658,000 for the six months ended June 30, 1997. Cash provided by operating activities for the six months ended June 30, 1998, was due to a decrease in other receivables and non-cash charges associated with depreciation and acquisition related charges, partially offset by the reported net loss. Cash used in operating activities for the six months ended June 30, 1997 was due primarily to the reported net loss.

         Net cash used in investing activities was $29,371,000 and $5,106,000 for the six months ended June 30, 1998 and 1997, respectively. Cash used in investing activities for the six months ended June 30, 1998, was primarily a result of net purchases of short-term investments and purchases of equipment. Cash used in investing activities for the six months ended June 30, 1997, was due to net purchases of short-term investments and purchases of equipment.

         Net cash provided by financing activities was $526,000 and $1,008,000 for the six months ended June 30, 1998 and 1997, respectively. Cash provided by financing activities for the six months ended June 30, 1998, was a result of net proceeds from the sales of common stock and the exercise of stock options and warrants. Cash provided by financing activities for the six months ended June 30, 1997, was a result of the exercise of stock options and proceeds from a note payable.

         At June 30, 1998, the Company had $98,033,000 in cash, cash equivalents and short-term investments. As of June 30, 1998, the Company's principal commitments consisted of obligations under operating leases and $1,002,000 in notes payable. Since its inception, the Company has experienced a substantial increase in its capital expenditures to support expansion of the Company's operations and information systems. In January 1998, the Company entered into a lease agreement for a new location for its corporate offices. The Company anticipates the new lease will require significant capital expenditures associated with leasehold improvements. In the past, the Company has completed acquisitions of businesses and technologies, and will continue to evaluate acquisitions of, or investments in, businesses, products, joint-ventures, or technologies that are complementary to the operations of the Company. Such acquisitions or investments, which the Company believes have been, and will continue to be, in the best interest of the Company, involve risks and may require additional cash investments by the Company.

         Since its inception, the Company has significantly increased its operating expenses. The Company currently anticipates that it will continue to experience significant growth in its operating expenses and that such expenses will be a material use of the Company's cash resources. The Company believes that its current cash, cash equivalents, and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company may, in the future, seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to the Company's shareholders.

        Although the Company believes that all of its current products are Year 2000 compliant, it has not yet completed sufficient internal testing of recently developed and newly acquired technologies, and there can be no assurance that the Company's current products do not contain undetected errors related to Year 2000 that may result in material additional costs or liabilities that could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has on occasion agreed to indemnify certain of its customers for claims and losses arising out of the failure of its products to be Year 2000 compliant. To the extent that the Company is not able to test the technology provided to it by third-parties for its own use or for redistribution, or to obtain assurances from such third-parties that their products are Year 2000 compliant, the Company may experience material additional costs or liabilities that could have a material adverse effect on the Company's business, financial condition, and results of operations. With regard to the Company's internal processing and operational systems, the Company is in the process of identifying and testing all systems for Year 2000 compliance. Although the Company is not aware of any material operational issues or costs associated with preparing internal systems for the Year 2000, there can be no assurance that the Company will not experience material adverse effects from undetected errors or the failure of such systems to be Year 2000 compliant. Any such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time the Company has been, and continues to be, subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of third-party trademarks and other intellectual property rights by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Since April 1, 1998, the Company has issued and sold unregistered securities as follows:

                  (1) An aggregate of 28,126 shares of Common Stock was issued to one investor upon the cashless exercise of a warrant in April 1998. The aggregate consideration received for such shares was the cancellation of a warrant to acquire 39,841 shares of Common Stock at an exercise price of $9.41.

                  (2) An aggregate of 81,182 shares of Common Stock was issued to two investors upon the cashless exercise of warrants in May 1998. The aggregate consideration received for such shares was the cancellation of warrants to acquire 119,522 shares of Common Stock at an exercise price of $9.41.

                  (3) An aggregate of 26,096 shares of Common Stock was issued to two investors upon the cashless exercise of warrants in June 1998. The aggregate consideration received for such shares was the cancellation of warrants to acquire 39,840 shares of Common Stock at an exercise price of $9.41.

                  (4) An aggregate of 2,826 shares of Common Stock was issued to one investor upon the exercise of a warrant in June 1998. The aggregate consideration received for such shares was $26,600.

                  (5) An aggregate of 6,437 shares of Common Stock was issued in June 1998 to four individuals in exchange for 144,644 shares of Common Stock of Vivo Software, Inc., a Massachusetts corporation. The aggregate consideration received for such shares was valued at $99,900.

                  (6) Between April 1, 1998 and June 30, 1998, an aggregate of 289,932 shares of Common Stock had been issued to employees upon the exercise of options. The aggregate consideration received for such shares was $133,193.

Use of Proceeds

         The Company's registration statement under the Securities Act of 1933, as amended, for its initial public offering became effective on November 21, 1997. Offering proceeds, net of aggregate expenses of approximately $4.6 million, were approximately $38.5 million. The Company has used all of the net offering proceeds for the purchase of temporary investments consisting of cash, cash equivalents and short-term investments. The Company has not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses, or repayment of indebtedness. None of the net offering proceeds were paid directly or indirectly to directors, officers, or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An Annual Meeting of Shareholders of RealNetworks, Inc. was held on May 22, 1998. Matters voted on at the meeting and votes cast on each were as follows:

         1. To elect one director to serve until the 2001 Annual Meeting of Shareholders or until his earlier retirement, resignation or removal, or the election of his successor. The terms of office of Robert Glaser, Bruce Jacobsen, and James Breyer, the other directors of the Company, continued after the meeting.

                               For                           Withheld
                               ---                           --------
Mitchell Kapor             24,806,402                         16,056


         2. To approve an amendment to the Company's Amended and Restated 1996 Stock Option Plan to increase by 2,500,000 the number of shares of Common Stock that may be issued thereunder.

For                        22,650,735

Against                       425,755

Abstain                        11,432

Broker Non-Votes            1,734,536

         3. To ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the Company's fiscal year ending December 31, 1998.

For                        24,782,539

Against                        31,920

Abstain                         7,999

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)         Exhibits required by Item 601 of Regulation S-K:

                    10.1 RealNetworks, Inc. Amended and Restated 1996 Stock Option Plan

                    27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed

          (b)        Reports on Form 8-K:

                     On April 8, 1998, the Company filed a report on Form 8-K (as amended by Form 8-K/A filed on June 4, 1998 to include Financial Statements of Business Acquired and Pro Forma Financial Information ), that, pursuant to Item 2 of such Form, announced that it had acquired all of the outstanding capital stock of Vivo Software, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1998.

                                      REALNETWORKS, INC.


                                     By   /s/ Robert Glaser
                                          ------------------------------------
                                          Robert Glaser
                                          Chairman of the Board, Chief
                                          Executive Officer and Treasurer


                                     By   /s/ Paul Bialek
                                          ------------------------------------
                                          Paul Bialek
                                          Senior Vice President, Finance and
                                          Operations and Chief Financial Officer

                                INDEX TO EXHIBITS

      Exhibit Number                           Description
      --------------                           -----------
           10.1             RealNetworks, Inc. Amended and Restated 1996 Stock
                            Option Plan

           27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange
                            Commission for information purposes only and not filed