Form 10-Q
period 1998-09-30
REALNETWORKS INC
filed 1998-11-13
CIK 1046327

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         ------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of the registrant's Common Stock outstanding as of October 31, 1998 was 30,113,942. In addition, there were 3,338,374 outstanding shares of the registrant's Special Common Stock, par value $0.001 per share, that automatically convert on a one-for-one basis into Common Stock on a bona fide sale to a purchaser who is not an affiliate of the holder.

                               REALNETWORKS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS

                                                                                            PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements...................................................................3

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
               of Operations..................................................................11


PART II.       OTHER INFORMATION

Item 1. Legal Proceedings.....................................................................19

Item 2. Changes in Securities and Use of Proceeds.............................................19

Item 6. Exhibits and Reports on Form 8-K......................................................20

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                       REALNETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)

                                                                            December 31,   September 30,
                                                                               1997            1998
                                                                             ---------       ---------
                              ASSETS
Current assets:
     Cash, cash equivalents and short-term investments.....................  $  92,028       $  98,577
     Trade accounts receivable, net of allowance for doubtful
        accounts and sales returns.........................................      5,073           4,806
     Other receivables.....................................................     10,706             221
     Prepaid expenses and other current assets.............................      2,052           3,506
                                                                             ---------       ---------
        Total current assets...............................................    109,859         107,110

Property and equipment, net................................................      5,143           5,457
Investment in joint venture................................................        816             499
Other assets, net..........................................................        886           1,910
                                                                             ---------       ---------
        Total assets.......................................................  $ 116,704       $ 114,976
                                                                             =========       =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable......................................................  $   2,136       $   2,648
     Accrued compensation..................................................        974           1,555
     Other accrued expenses................................................      2,679           7,941
     Deferred revenue......................................................     16,550          21,651
                                                                             ---------       ---------
        Total current liabilities..........................................     22,339          33,795

Deferred revenue, net of current portion...................................     15,500           8,250
Notes payable..............................................................        963             996

Shareholders' equity:
     Preferred stock, $0.001 par value
        Authorized 60,000 shares; no shares issued and outstanding.........         --              --
     Common stock, $0.001 par value
        Authorized 292,952 shares; issued and outstanding 27,528 shares
        at December 31, 1997 and 29,620 shares at September 30, 1998.......         28              30
     Special common stock, $0.001 par value
        Authorized 7,048 shares; issued and outstanding 3,338 shares
        at December 31, 1997 and September 30, 1998........................          3               3
     Additional paid-in capital............................................     95,557         113,225
     Accumulated deficit...................................................    (17,524)        (41,075)
     Accumulated other comprehensive loss..................................       (162)           (248)
                                                                             ---------       ---------
        Total shareholders' equity.........................................     77,902          71,935
                                                                             ---------       ---------

        Total liabilities and shareholders' equity.........................  $ 116,704       $ 114,976
                                                                             =========       =========

     See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                  Quarter Ended                   Nine Months
                                                  September 30,               Ended September 30,
                                              -----------------------       -----------------------
                                                1997           1998           1997           1998
                                              --------       --------       --------       --------
Net revenues:
    Software license fees...................  $  7,480       $ 12,413       $ 17,550       $ 32,627
    Service revenues........................     1,121          3,988          3,310         10,105
    Advertising.............................       450            843          1,557          2,070
                                              --------       --------       --------       --------
        Total net revenues..................     9,051         17,244         22,417         44,802
                                              --------       --------       --------       --------

Cost of revenues:
    Software license fees...................       946          2,140          2,080          5,526
    Service revenues........................       345            642          1,957          1,918
    Advertising.............................       264            469            572          1,207
                                              --------       --------       --------       --------
        Total cost of revenues..............     1,555          3,251          4,609          8,651
                                              --------       --------       --------       --------

        Gross profit........................     7,496         13,993         17,808         36,151
                                              --------       --------       --------       --------

Operating expenses:
    Research and development................     3,667          5,739          9,130         14,947
    Sales and marketing.....................     4,863          8,203         14,024         23,168
    General and administrative..............     1,917          2,653          4,413          7,220
    Acquisition related charges.............        --             --             --         17,879
                                              --------       --------       --------       --------
        Total operating expenses............    10,447         16,595         27,567         63,214
                                              --------       --------       --------       --------

        Operating loss......................    (2,951)        (2,602)        (9,759)       (27,063)

Other income, net...........................       748          1,243          1,184          3,512
                                              --------       --------       --------       --------

Net loss....................................  $ (2,203)      $ (1,359)      $ (8,575)      $(23,551)
                                              ========       ========       ========       ========


Basic and diluted net loss per share........  $  (2.15)      $  (0.04)      $ (11.10)      $  (0.74)
                                              ========       ========       ========       ========

Shares used to compute basic and diluted
     net loss per share.....................     1,122         32,686            804         31,971

      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              -------------------------
                                                                                 1997            1998
                                                                              ---------       ---------
Net cash provided by operating activities.....................................$  21,870       $   7,722
                                                                              ---------       ---------

Cash flows from investing activities:
     Purchases of property and equipment......................................   (3,496)         (2,665)
     Purchases of short-term investments...................................... (189,419)        (72,474)
     Proceeds from sales and maturities of short-term investments.............  171,379          57,117
     Investment in joint venture..............................................     (998)             --
     Increase in other assets.................................................     (251)             --
     Cash obtained through acquisition........................................       --             203
                                                                              ---------       ---------
        Net cash used in investing activities.................................  (22,785)        (17,819)
                                                                              ---------       ---------

Cash flows from financing activities:
     Proceeds from issuance of note payable...................................      991              --
     Payments on notes payable................................................       --              (3)
     Net proceeds from sales of preferred and common stock and
       exercise of stock options and warrants.................................   29,989           1,348
                                                                              ---------       ---------
        Net cash provided by financing activities.............................   30,980           1,345
                                                                              ---------       ---------

Effect of exchange rate changes on cash.......................................      (52)            (56)
                                                                              ---------       ---------

        Net increase (decrease) in cash and cash equivalents..................   30,013          (8,808)
Cash and cash equivalents at beginning of period..............................   14,738          62,255
                                                                              ---------       ---------
Cash and cash equivalents at end of period....................................   44,751          53,447
Short-term investments at end of period.......................................   22,897          45,130
                                                                              ---------       ---------
Total cash, cash equivalents and short-term investments at end of period......$  67,648       $  98,577
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

        These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(c)     Cash, Cash Equivalents and Short-Term Investments

        Cash, cash equivalents and short-term investments are comprised of the following:


                                             December 31,   September 30,
                                                1997           1998
                                              -------         -------
                                                   (in thousands)
          Cash and cash equivalents           $62,255         $43,847
          Short-term investments               29,773          45,130
          Restricted cash equivalents              --           9,600
                                              -------         -------
                                              $92,028         $98,577
                                              =======         =======

        Restricted cash equivalents represent a restricted escrow account established in connection with a lease agreement for new corporate offices. The Company expects to take occupancy of the new facilities during the quarter ending June 30, 1999.

(d)     Revenue Recognition

        On January 1, 1998, the Company adopted the provisions of Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The adoption of SOP 97-2 did not have a material effect on revenue recognition for the quarter and nine months ended September 30, 1998.

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

(e)     Comprehensive Income

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income (Statement 130), which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by Statement 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive loss for the quarters ended September 30, 1997 and 1998 was $(2,283,000) and $(1,392,000), respectively. The Company's total comprehensive loss for the nine months ended September 30, 1997 and 1998 was $(8,636,000) and $(23,637,000), respectively. Total comprehensive loss for the quarters and nine months ended September 30, 1997 and 1998 consisted of net loss and foreign currency translation adjustments.

(f)     Net Loss Per Share

        Basic net loss per share is computed by dividing the sum of net loss plus accretion of redemption value of redeemable preferred stock by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the sum of net loss plus accretion of redemption value of redeemable preferred stock by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

        The following table reconciles the Company's reported net loss to net loss attributable to common shareholders used to compute basic and diluted net loss per share:

                                                Quarter Ended                     Nine Months Ended
                                                 September 30,                      September 30,
                                         --------------------------          --------------------------
                                           1997              1998              1997              1998
                                         --------          --------          --------          --------
                                                                 (in thousands)
Net loss                                 $ (2,203)         $ (1,359)         $ (8,575)         $(23,551)
Accretion of redemption value of
     redeemable preferred stock
     prior to conversion into
     common stock                            (212)               --              (346)               --
                                         --------          --------          --------          --------
Net loss attributable to common
     shareholders                        $ (2,415)         $ (1,359)         $ (8,921)         $(23,551)
                                         ========          ========          ========          ========

Excluded from the computation of diluted net loss per share for the quarter and nine months ended September 30, 1998 are options to acquire 7,955,000 shares of common stock with a weighted-average exercise price of $9.57 and warrants to acquire 413,000 shares of common stock with a weighted-average exercise price of $9.41 because their effects would be anti-dilutive. Excluded from the computation of basic net loss per share are approximately 110,000 shares held in escrow because all necessary conditions to release the shares from escrow were not satisfied during the quarter and nine months ended September 30, 1998. The escrow shares are excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

(g)     Recent Accounting Pronouncements

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

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). Statement 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends existing accounting standards. Statement 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The Company does not expect the adoption of Statement 133 to have a material impact on its consolidated financial statements.

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

        A summary of the purchase price for the acquisition is as follows (in thousands):

Stock and stock options                   $16,526
Direct acquisition costs                      445
Accrued expenses assumed                    1,640
Other current liabilities assumed           1,021
Non-current liabilities assumed                36
                                          -------
                 Total                    $19,668
                                          =======

        A summary of the allocation of the purchase price is as follows (in thousands):


In-process research and development         $17,729
Cash acquired                                   203
Other current assets acquired                   148
Property and equipment                          100
Goodwill                                      1,488
                                            =======
                 Total                      $19,668
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

        In connection with the acquisition, approximately 220,000 shares of common stock issued were placed in escrow to secure indemnification obligations of former shareholders of Vivo. As of September 30, 1998, approximately 110,000 shares remain in escrow.

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

                                               Pro forma
                                           Nine Months Ended
                                              September 30,
                                       --------------------------
                                         1997              1998
                                       --------          --------
                                        (in thousands except per
                                             share data)
Revenues                               $ 23,785          $ 45,455
Net loss                                (13,091)           (6,802)
Basic and diluted net loss per
share                                     (7.48)            (0.21)

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

        In March 1998, the Company completed the acquisition of Vivo Software, Inc. ("Vivo"), a developer of streaming media creation tools. Under the terms of the acquisition, the Company exchanged approximately 1,102,000 shares of its common stock in exchange for all outstanding shares of Vivo common stock. The acquisition was accounted for using the purchase method of accounting. Of the total purchase price, $17,729,000 was allocated to in-process research and development and was charged to the Company's results of operations for the nine months ended September 30, 1998. The remaining purchase price of $1,939,000 was allocated to tangible assets acquired and goodwill. Goodwill is amortized over its estimated life of five years. See Note 2 of Notes to Condensed Consolidated Financial Statements. Although the Company believes that the acquisition of Vivo is in the best interests of the Company and its shareholders, acquisitions involve a number of special risks, including: the integration of acquired products and technologies in a timely manner; the integration of businesses and employees with the Company's business; adverse effects on the Company's reported operating results from acquisition-related charges and amortization of goodwill; potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; distraction of the Company's management from the day-to-day business and operations of the Company; the assumption of unknown liabilities; and the possible failure to retain key acquired personnel. Because most software business acquisitions involve the purchase of significant amounts of intangible assets, acquisitions of such businesses typically result in goodwill and amortization charges and may also involve charges for acquired research and development projects. If the Company were to incur additional charges for acquired in-process research and development and amortization of goodwill with respect to future acquisitions, such charges could have a material adverse effect on the Company's business, financial condition and results of operations.

        During the third quarter of 1998, the Company released RealSystem G2, its next generation streaming media delivery system consisting of servers, tools, and client software, in beta form to the public prior to finalizing product features, functionality and operability. The beta release of RealSystem G2 may cause certain customers to delay purchasing decisions until commercial versions of the products are available, which could have a material adverse effect on the Company's future revenues and quarterly results of operations. In addition, software products as complex as those offered by the Company frequently contain errors or failures, especially when new versions are released. Although the Company conducts extensive product testing during product development, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new versions of its products after commencement of commercial shipments. Potential errors could result in the loss of revenue or delay in market acceptance of the Company's products, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will not experience delays in the development, introduction, marketing and distribution of the final version of RealSystem G2, which delays, if they were to occur, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Under the Agreement, Microsoft may sublicense its rights to the Standard Code to third-parties under certain conditions without additional compensation to the Company. In addition, Microsoft has an option to receive two additional deliveries of updated versions of the Standard Code. Microsoft's right to receive the first delivery expired unexercised in July, 1998. Microsoft may elect to receive a delivery of the then current version of the Standard Code once before July, 1999, upon payment of a license fee of $35 million. If the Company elects in its sole discretion to grant an Event License (as defined in the Agreement) to a third-party, the Agreement provides for a refund of a portion of the license fee paid by Microsoft, based on a declining scale over the term of the Agreement.

        In connection with the Agreement, Microsoft purchased a minority interest in the Company in the form of 3,338,374 shares of nonvoting Series E Preferred Stock at approximately $8.99 per share, which shares were converted to nonvoting Special Common Stock upon the completion of the Company's initial public offering. All shares of Special Common Stock will automatically convert into the same number of shares of Common Stock upon transfer by Microsoft to a purchaser who is not affiliated with Microsoft. Microsoft has the right to require the Company to register Microsoft's shares for sale under the Securities Act of 1933. Commencing in July 1998, Microsoft also may be eligible to sell a portion of its holdings pursuant to Rule 144 of the Securities Act. Rule 144 of the Securities Act provides, in general, that any person who has beneficially owned shares for at least one year may generally sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the shares of Common Stock then outstanding or the reported average weekly trading volume in the Company's Common Stock (computed over a four-week period). Sales of substantial numbers of shares of Special Common Stock in the public market could have a material adverse effect on the market price for the Company's Common Stock.

        Although Microsoft is a shareholder of the Company, it is also a competitor and its interests may not always be aligned with those of the Company and the Company's other shareholders. Microsoft has indicated to the Company that it is re-evaluating its investment position in the Company and may sell a portion, if not all, of its shares. There can be no assurance that any such issues, the evolving nature of the relationship, or economic factors would not result in Microsoft selling all or a portion of its holdings in the Company, which could have a material adverse effect on the market price for the Company's Common Stock.

        Microsoft recently introduced the Windows Media Player, which competes with the Company's RealPlayer software, and is available for download from Microsoft's Web site. Microsoft has stated publicly that future releases of its new Windows 98 operating system will include the Windows Media Player. The Windows Media Player is based in part on technology Microsoft licensed from the Company under the Agreement, and can therefore play audio and video content based on earlier versions of the Company's RealAudio and RealVideo technology. Because Microsoft has not exercised its option to receive subsequent versions of the Standard Code, the Windows Media Player cannot play audio and video content based on the RealSystem 5.0 or G2 technology. Therefore, consumers who are using the Windows Media Player to receive audio and video over the Internet will not be able to access content available in the Company's newer formats. In addition, while Microsoft currently distributes certain older versions of the RealPlayer with Microsoft Internet Explorer, which is distributed with the Windows operating system, Microsoft has indicated to the Company that it will not distribute the RealPlayer with future versions of Windows 98.

        On July 23, 1998, Robert Glaser, the Company's Chief Executive Officer, testified before the Senate Judiciary Committee that if a consumer already had the RealPlayer on a computer system, and thereafter downloaded the Windows Media Player, in a number of circumstances the Windows Media Player disabled certain important functions of the RealPlayer. As a result, certain of the Company's customers who had downloaded the free RealPlayer, or paid for the RealPlayer Plus, may have found that their product had ceased working. The Company raised the issue right after the Windows Media Player was released and the Company quickly incorporated a workaround solution into its RealPlayer and RealPlayer Plus and also posted this workaround solution on its Web site. The Company believes the workaround solution counteracted the situation, and, as a result, the Company believes only a small number of consumers were impacted by the situation. In light of these recent events, the Company's relationship with Microsoft has become more competitive.

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

RESULTS OF OPERATIONS

        REVENUES

        Software License Fees. Software license fees were $12,413,000 for the quarter ended September 30, 1998, an increase of 66% from $7,480,000 in the comparable quarter of the prior year. Software license fees were $32,627,000 for the nine months ended September 30, 1998, an increase of 86% from $17,550,000 in the comparable period of the prior year. The increases were due primarily to a greater volume of products sold as a result of growing market acceptance of the Company's products, the introduction of new products, successful product promotions and increased sales from electronic distribution. In addition, in June 1997, the Company entered into a $30,000,000 license agreement with Microsoft. The agreement requires the Company to provide Microsoft with engineering consultation services, certain error corrections and certain technical support over a defined term. The Company recognizes revenue from the agreement over the three-year term of the Company's ongoing obligations. Included in software license fees for each of the quarters ended September 30, 1998 and 1997 was $2,417,000 related to the Microsoft license agreement. Included in software license fees for the nine months ended September 30, 1998 and 1997 was $7,251,000 and $2,417,000, respectively, related to the Microsoft license agreement.

        Service Revenues. Service revenues were $3,988,000 for the quarter ended September 30, 1998, an increase of 256% from $1,121,000 in the comparable quarter of the prior year. Service revenues were $10,105,000 for the nine months ended September 30, 1998, an increase of 205% from $3,310,000 in the comparable period of the prior year. The increases were primarily due to the introduction of support and upgrade contracts for the Company's RealPlayer Plus during the fourth quarter of 1997 and a larger installed base of the Company's products. The larger installed base of the Company's products promotes increases in revenues through the purchase of support and upgrade contracts and other services performed by the Company. Service revenues for the nine months ended September 30, 1997, also included $498,000 related to the Company's RealNetworks Conference.

        Advertising Revenues. Advertising revenues were $843,000 for the quarter ended September 30, 1998, an increase of 87% from $450,000 in the comparable quarter of the prior year. Advertising revenues were $2,070,000 for the nine months ended September 30, 1998, an increase of 33% from $1,557,000 in the comparable period of the prior year. The increases in advertising revenues were due to a larger sales force and greater success in attracting advertisers.

        COST OF REVENUES

        Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, royalties paid for licensed technology, and order fulfillment costs. Cost of software license fees was $2,140,000 for the quarter ended September 30, 1998, an increase of 126% from $946,000 in the comparable quarter in the prior year, and increased as a percentage of software license fees to 17% from 13%. Cost of software license fees was $5,526,000 for the nine months ended September 30, 1998, an increase of 166% from $2,080,000 in the comparable period in the prior year, and increased as a percentage of software license fees to 17% from 12%. These increases were due primarily to higher sales volumes and royalties related to new third-party technologies incorporated into the Company's products. The increases in cost of software license fees as a percentage of software license fees were due to changes in the mix of products sold.

        Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and other services and bandwidth expenses for hosting services. Cost of service revenues was $642,000 for the quarter ended September 30, 1998, an increase of 86% from $345,000 in the comparable quarter in the prior year, but decreased as a percentage of service revenues to 16% from 31%. Cost of service revenues was $1,918,000 for the nine months ended September 30, 1998, a decrease of 2% from $1,957,000 in the comparable period in the prior year, and decreased as a percentage of service revenues to 19% from 59%. Cost of service revenues for the nine months ended September 30, 1997, includes $1,000,000 of costs associated with the Company's RealNetworks Conference. Excluding the impact of the RealNetworks Conference, cost of service revenues was $957,000, or 34% of service revenues, for the nine months ended September 30, 1997. The increases in cost of service revenues excluding the RealNetworks Conference were primarily due to increased staff and contract personnel to provide services to a greater number of customers and increases in bandwidth expenses. The decreases in percentage terms were primarily due to economies of scale in providing support services to a larger customer base.

        Cost of Advertising Revenues. Cost of advertising revenues includes personnel associated with content creation, bandwidth expenses and fees paid to third-parties for content included in the Company's Web sites. Cost of advertising revenues was $469,000 for the quarter ended September 30, 1998, an increase of 78% from $264,000 in the comparable quarter in the prior year, but decreased as a percentage of advertising revenues to 56% from 59%. Cost of advertising revenues was $1,207,000 for the nine months ended September 30, 1998, an increase of 111% from $572,000 in the comparable period in the prior year, and increased as a percentage of advertising revenues to 58% from 37%. These increases were primarily due to increases in the quality and quantity of content available on the Company's Web pages and increased costs associated with the maintenance of newly developed Web sites.

        Gross margins may be affected by the mix of distribution channels used, the mix of products sold, licensed third-party technology incorporated into the Company's products, the mix of product versus services revenues and the mix of international versus U.S. revenues. If sales through indirect channels increase as a percentage of total net revenues, or sales of the Company's lower margin products increase as a percentage of total net revenues, the Company's gross margins will be adversely affected.

        OPERATING EXPENSES

        Research and Development. Research and development expenses consist primarily of salaries and consulting fees to support product development and costs of technology acquired from third parties to incorporate into products under development. To date, all research and development costs have been expensed as incurred because technological feasibility of the Company's products is established upon completion of a working model. Costs incurred between completion of a working model and general release of products have been insignificant. Research and development expenses were $5,739,000 for the quarter ended September 30, 1998, an increase of 57% from $3,667,000 in the comparable quarter in the prior year, but decreased as a percentage of total net revenues to 33% from 41%. Research and development expenses were $14,947,000 for the nine months ended September 30, 1998, an increase of 64% from $9,130,000 in the comparable period in the prior year, but decreased as a percentage of total net revenues to 33% from 41%. The increases in absolute dollars were primarily due to increases in internal development personnel and consulting expenses. The decreases in percentage terms were a result of revenues growing at a faster rate than expenses. Research and development expenses were primarily related to the development of new technology and products and enhancements made to existing products. The Company believes that significant investments in research and development is a critical factor in attaining its strategic objectives and, as a result, expects to increase research and development expenditures in future periods.

        Sales and Marketing. Sales and marketing expenses consist principally of salaries, commissions, consulting fees paid, trade show expenses, advertising, promotional expenses and cost of marketing collateral. Sales and marketing expenses were $8,203,000 for the quarter ended September 30, 1998, an increase of 69% from $4,863,000 in the comparable quarter of the prior year, but decreased as a percentage of total net revenues to 48% from 54%. Sales and marketing expenses were $23,168,000 for the nine months ended September 30, 1998, an increase of 65% from $14,024,000 in the comparable period of the prior year, but decreased as a percentage of total net revenues to 52% from 63%. The increases in absolute dollars were due to the expansion of the Company's direct sales organization, the creation of additional sales offices, promotions and expenses related to the continued development of the "Real" brand. For the nine months ended September 30, 1998, sales and marketing expenses included the net costs of the 1998 RealNetworks Conference. The decreases in percentage terms were a result of revenues growing at a faster rate than expenses. The Company intends to continue its branding and marketing efforts and, therefore, expects sales and marketing expenses to increase significantly in future periods.

        General and Administrative. General and administrative expenses consist primarily of personnel costs, fees for professional services and corporate infrastructure costs. General and administrative expenses were $2,653,000 for the quarter ended September 30, 1998, an increase of 38% from $1,917,000 in the comparable quarter of the prior year, but decreased as a percentage of total net revenues to 15% from 21%. General and administrative expenses were $7,220,000 for the nine months ended September 30, 1998, an increase of 64% from $4,413,000 in the comparable period of the prior year, but decreased as a percentage of total net revenues to 16% from 20%. The increases in absolute dollars were primarily a result of increased personnel and facility expenses necessary to support the Company's growth and costs associated with operating as a public company. The decreases in percentage terms were due to revenues growing at a faster rate than expenses. The Company expects general and administrative expenses to increase as the Company expands its staff, incurs additional costs related to the growth of its business, and incurs additional costs related to operating as a public company.

        Acquisition Related Charges. Acquisition related charges include acquired in-process research and development and other acquisition related charges. In connection with the acquisition of Vivo in March 1998, the Company allocated $17,729,000 of the total purchase price to in-process research and development projects. This allocation represents the estimated fair value based on projected cash flows related to the in-process research and development projects. At the date of acquisition, this amount was expensed as part of acquisition related charges as the in-process technology had not yet reached technological feasibility and had no alternative future uses.

        The value assigned to acquired in-process research and development was determined by estimating the present value of the operating cash flows expected to be generated by the in-process projects. The revenue projections were based upon the revenues likely to be generated upon completion of the projects and the beginning of commercial sales. Net cash flow estimates include cost of goods sold, other operating expenses and taxes forecasted based upon historical operating characteristics. In addition, net cash flow estimates were adjusted to allow for a fair return on working capital and fixed assets and return on other intangibles. Discount rates of 42% and 43%, which represent premiums to the Company's cost of capital, were used to discount the net cash flows back to their present value.

        The nature of the efforts required to develop the acquired in-process projects into commercially viable products principally relate to the completion of planning, designing and testing activities necessary to establish that the Vivo technology can be successfully combined with the Company's products and that the resulting products can be produced to meet their design requirements including functions, features and performance. Although the Company currently expects that the in-process projects will be successfully developed, there can be no assurance that commercial or technical viability of these products will be achieved. Significant uncertainty exists as to the extent of compatibility of the Vivo technology with the Company's technology. Furthermore, future developments in streaming technology may impact the market for the in-process projects. If the projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of other acquired intangible assets may also become impaired.


        The Company may, in the future, acquire businesses or technologies that are complimentary to those of the Company, the results of which could include significant charges for acquired in-process research and development and the amortization of acquired intangible assets.

        OTHER INCOME, NET

        Other income, net consists primarily of earnings on the Company's cash, cash equivalents and short-term investments. Other income, net was $1,243,000 and $3,512,000 for the quarter and nine months ended September 30, 1998, respectively, and $748,000 and $1,184,000 for the quarter and nine months ended September 30, 1997, respectively. The increases were due primarily to interest earned on proceeds from the sales of common and preferred stock in 1997, including the Company's initial public offering in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $7,722,000 for the nine months ended September 30, 1998. Net cash provided by operating activities was $21,870,000 for the nine months ended September 30, 1997. Cash provided by operating activities for the nine months ended September 30, 1998 was due to a decrease in other receivables, an increase in accrued expenses and non-cash charges associated with depreciation and acquisition related charges, partially offset by the reported net loss. Cash provided by operating activities for the nine months ended September 30, 1997 was primarily due to an increase in deferred revenue, partially offset by the reported net loss.

        Net cash used in investing activities was $17,819,000 and $22,785,000 for the nine months ended September 30, 1998 and 1997, respectively. Cash used in investing activities for the nine months ended September 30, 1998 was primarily a result of net purchases of short-term investments and purchases of equipment. Cash used in investing activities for the nine months ended September 30, 1997 was due to net purchases of short-term investments, purchases of equipment, and investment in a joint venture.

        Net cash provided by financing activities was $1,345,000 and $30,980,000 for the nine months ended September 30, 1998 and 1997, respectively. Cash provided by financing activities for the nine months ended September 30, 1998 was a result of net proceeds from the sales of common stock and the exercise of stock options and warrants. Cash provided by financing activities for the nine months ended September 30, 1997 was a result of the exercise of stock options, sales of preferred stock and proceeds from a note payable.

        At September 30, 1998, the Company had $98,577,000 in cash, cash equivalents and short-term investments. As of September 30, 1998, the Company's principal commitments consisted of obligations under operating leases and $996,000 in notes payable. Since its inception, the Company has experienced a substantial increase in its capital expenditures to support expansion of the Company's operations and information systems. In January 1998, the Company entered into a lease agreement for a new location for its corporate offices. The Company anticipates the new lease will require significant capital expenditures associated with leasehold improvements. In the past, the Company has completed acquisitions of businesses and technologies, and will continue to evaluate acquisitions of, or investments in, businesses, products, joint-ventures, or technologies that are complementary to the operations of the Company. Such acquisitions or investments, which the Company believes have been, and will continue to be, in the best interest of the Company, involve risks and may require additional cash investments by the Company.

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

YEAR 2000

        What is commonly referred to as the "Year 2000" problem arose because many existing computer programs use only the last two digits to refer to a year. As a result, such date-sensitive computer programs are unable to recognize two-digit date fields designated as "00" as the year 2000. Such inability could result in system failures or miscalculations causing disruptions to operations.

        The Company believes that its current products are Year 2000 Compliant, although the Company is continually identifying, evaluating, testing and implementing changes to minimize or eliminate the effect of the Year 2000 risk on the Company's recently developed products and newly acquired technologies. As used herein, "Year 2000 Compliant" means that software products and systems are able to function properly before, during and after the Year 2000 without loss of functionality resulting from date changes. The Company believes that all of its products will be ready for the Year 2000 by the end of 1999 and that no material costs will remain at that time. However, there can be no assurance that the Company's current products do not contain undetected errors related to Year 2000 that may result in material additional costs or liabilities that could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. The Company believes that it is not possible to predict the overall impact of these decisions.

        With regard to the Company's internal processing and operational systems, the Company is in the process of identifying and testing its systems for Year 2000 compliance. The Company will continue its Year 2000 assessment during 1998 and 1999. Based on the preliminary analysis of these internal systems, the Company does not believe the cost of addressing their Year 2000 readiness will be material. However, the Company believes that undetected errors or the failure of such systems to be Year 2000 Compliant could create significant record-keeping and operational deficiencies, the results of which could have material adverse effects on the Company's business, financial condition and results of operations.

        The Company relies on third-parties for services such as telecommunications, internet service, utilities and other key services and supplies. Interruption of those services or supplies due to Year 2000 issues could adversely affect the Company's operations. Furthermore, to the extent that the Company is not able to test the technology provided to it by third-parties for its own use or for redistribution, or to obtain assurance from such third-parties that their products are Year 2000 Compliant, the Company may experience additional costs or liabilities that could have a material adverse effect on the Company's business, financial condition and results of operations.

        To date, the Company has not incurred significant expenditures associated with the costs of Year 2000 remediation efforts. Although the Company does not anticipate the costs to address the Company's Year 2000 issues to be material, the costs of the Company's Year 2000 remediation work and the date on which the Company plans to complete such work are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third-party remediation plans and other factors. Accordingly, if Year 2000 modifications, evaluations, assessments and conversions are not made, or are not completed in time, the Year 2000 problem could have a material adverse impact on the Company's business, financial condition and results of operations.

        At this stage in the Company's analysis and remediation process, it is difficult to specifically identify the cause, and the magnitude of any adverse economic impact, of the most reasonably likely worst case Year 2000 scenario. Such reasonably likely worst case scenario would include the failure of the Company's products to operate properly, causing customers' systems and/or operations to fail or be disrupted. In the event of such failures or disruptions customers may commence legal action against the Company or otherwise seek compensation for their losses. In addition, the Company has on occasion agreed to indemnify certain of its customers for claims and losses arising out of the failure of the Company's products to be Year 2000 Compliant, which indemnification, claims or losses could have a material adverse economic impact on the Company's business, financial condition and results of operations. Such reasonably likely worst case scenario also would include the failure of key vendors and/or suppliers to correct their own Year 2000 issues, which failures could cause failure or disruption of the Company's operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's contingency plans to address the most reasonably likely worst case Year 2000 scenarios include developing or obtaining upgrades for products that have been tested and found to be non-compliant and seeking a second source of supply in the event the Company believes that any of its key suppliers are unlikely to be able to resolve their Year 2000 issues.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On or about August 25, 1998, a lawsuit was filed against the Company and co-defendant, Broadcast.com, Inc. in the United States District Court for the Northern District of Texas - Dallas Division by Venson M. Shaw and Steven M. Shaw. In this action, the plaintiffs allege that the Company, individually and in combination with Broadcast.com, infringes on a certain patent by making, using, selling, and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. Plaintiffs seek to enjoin the Company from its alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit, and the Company intends to vigorously defend against the complaint.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) Since July 1, 1998, the Company has issued and sold unregistered securities as follows:

               (1) An aggregate of 15,029 shares of Common Stock was issued to one investor upon the cashless exercise of a warrant in July 1998. The aggregate consideration received for such shares was the cancellation of a warrant to acquire 19,920 shares of Common Stock at an exercise price of $9.41.

               (2) An aggregate of 39,841 shares of Common Stock was issued to one investor upon the exercise of a warrant in July 1998. The aggregate consideration received for such shares was $375,003.

               (3) During the third quarter, an aggregate of 60,000 shares of Common Stock were issued to Film.com, Inc. in connection with the satisfaction of certain performance criteria pursuant to that certain Asset Purchase Agreement by and between the Company and Film.com, Inc. dated October 24, 1997. A total of 30,000 of such shares were issued on July 28, 1998, and the remaining 30,000 shares were issued on September 1, 1998.

               (4) Between July 1, 1998 and September 30, 1998, an aggregate of 253,818 shares of Common Stock were issued to employees upon the exercise of options. The aggregate consideration received for such shares was $261,987.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K:

                   3.1      Restated Articles of Incorporation filed September 14, 1998

                   3.2      Amended and Restated Bylaws

                  10.1      RealNetworks, Inc. Amended and Restated 1996 Stock Option Plan

                  27.1      Financial Data Schedule which is submitted electronically to the
                            Securities and Exchange Commission for information purposes only and not filed

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1998.

                                        REALNETWORKS, INC.


                                        By  /s/ ROBERT GLASER
                                            ------------------------------------
                                            Robert Glaser
                                            Chairman of the Board, Chief
                                            Executive Officer and Treasurer


                                        By  /s/ PAUL BIALEK
                                            ------------------------------------
                                            Paul Bialek
                                            Senior Vice President, Finance and
                                            Operations
                                            and Chief Financial Officer

                                INDEX TO EXHIBITS

    Exhibit Number                             Description
    --------------                             -----------
         3.1            Restated Articles of Incorporation filed September 14, 1998

         3.2            Amended and Restated Bylaws

         10.1           RealNetworks, Inc. Amended and Restated 1996 Stock Option Plan

         27.1           Financial Data Schedule which is submitted electronically to the
                        Securities and Exchange Commission for information purposes only and not filed