Form 10-K405
period 1998-12-31
REALNETWORKS INC
filed 1999-03-31
CIK 1046327

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 0-23137

                               REALNETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 WASHINGTON                                     91-1628146
          (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER
                                                          IDENTIFICATION NUMBER)
        1111 THIRD AVENUE, SUITE 2900
             SEATTLE, WASHINGTON                                   98101
       (ADDRESS OF PRINCIPAL EXECUTIVE                          (ZIP CODE)
                  OFFICES)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on March 19, 1999, as reported on the Nasdaq National Market, was $2,192,039,861.(1)

     The number of shares of the registrant's Common Stock outstanding as of March 19, 1999 was 33,100,518. In addition, there were 695,874 outstanding shares of the registrant's Special Common Stock, par value $0.001 per share, that automatically convert on a one-for-one basis into Common Stock on a bona fide sale to a purchaser who is not an affiliate of the holder.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement relating to the registrant's 1999 Annual Meeting of Shareholders to be held on May 21, 1999 are incorporated by reference into Part III of this Report.
---------------
(1) Excludes shares held of record on that date by directors, officers and 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                PART I
Item 1.    Business....................................................      2
Item 2.    Properties..................................................     11
Item 3.    Legal Proceedings...........................................     11
Item 4.    Submission of Matters to a Vote of Security Holders.........     13
Item 4A.   Executive Officers of the Registrant........................     13

                                PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................     16
Item 6.    Selected Consolidated Financial Data........................     18
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     19
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................     36
Item 8.    Financial Statements and Supplementary Data.................     37
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     56

                               PART III
Item 10.   Directors and Executive Officers of the Registrant..........     56
Item 11.   Executive Compensation......................................     56
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     56
Item 13.   Certain Relationships and Related Transactions..............     56

                                PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................     57

                                     PART I

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about RealNetworks' industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language in the sections of Item 1 entitled "Intellectual Property" and "Competition" and in Item 3 entitled "Legal Proceedings." RealNetworks undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by RealNetworks from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

THE COMPANY

     RealNetworks, Inc., a Washington corporation ("RealNetworks" or the "Company"), is a leading provider of branded software products and services that enable the creation and real-time delivery and playback, or "streaming," of audio, video, text, animation and other media content over the Internet and intranets on both a live and on-demand basis. RealNetworks' products and services include its RealSystem G2, a streaming media solution released in November 1998 that includes RealNetworks' popular RealAudio and RealVideo technology, an electronic commerce Web site from which RealNetworks distributes, sells and promotes streaming media products, services and programming and a network of advertising-supported Web sites from which RealNetworks hosts and promotes streaming media content. RealNetworks believes that streaming media technology is essential to the evolution of the World Wide Web as a mass communications medium because it enables a more compelling user experience, allowing the Internet to compete more effectively with traditional media for audience share.

INDUSTRY BACKGROUND

     The Internet has grown rapidly in recent years, driven by the development of the World Wide Web and graphically intuitive Web browsers, the proliferation of multimedia PCs, increasingly robust network architectures and the emergence of compelling Web-based content and commerce applications. The broad acceptance of the standard Internet Protocol ("IP") has also led to the emergence of corporate networks or "intranets" and the development of a wide range of non-PC devices that allow more users to access the Internet and intranets, which has expanded the potential audience for streaming media. As an interactive, searchable, user-controlled medium, the Web provides for a highly engaging experience and allows users to access an almost unlimited variety and supply of content at their convenience. The Web also enables content providers and advertisers to establish personalized experiences for and communications with consumers. Streaming media technology has enhanced the graphical capabilities of the Internet and intranets. Before streaming technology, users could not play audio or video clips until they had been downloaded in their entirety, resulting in significant waiting times. As a result, live broadcasts of audio and video content over the Internet or intranets were not possible. 1998 was a momentous year for streaming media on the Internet. Thousands of content providers are now providing media over the Internet, and millions of new streaming media users are accessing streaming media. As the audience for streaming media has grown substantially, many new business models have emerged. Companies are generating revenue by aggregating streaming media, developing streaming media authoring tools, offering turnkey service, and offering media hosting services. Businesses are generating revenue from incorporating streaming media into their Web sites and advertising in a variety of new ways.

MARKET OPPORTUNITY

     RealNetworks believes that the emergence of rich multimedia capabilities, such as streaming audio, video, text, animation and other media content, has significantly enhanced the effectiveness and propelled the growth of the Web as a global mass communications medium. More businesses are now using corporate intranets and Web sites as a means to improve communications with their employees, customers and suppliers, and more businesses and content providers are offering interactive audio, video and other multimedia content to enrich their Web sites and compete more effectively with traditional media. The Web has provided a whole new way for businesses to reach potential customers and has revolutionized the way that individuals communicate, learn and find entertainment. RealNetworks believes that more than 300,000 hours per week of live audio and video content are broadcast over the Web using its RealAudio and RealVideo technology, with a substantially greater amount of recorded media available on demand. RealNetworks also believes that 85% of streaming media is broadcast using RealNetworks' technology.

     RealNetworks believes that to capitalize successfully on the opportunity afforded by the Web, streaming media providers must address the following challenges:

     DELIVER COMPELLING STREAMING MEDIA CONTENT IN BANDWIDTH-CONSTRAINED ENVIRONMENTS. The Internet was designed to transmit discrete packets of data and is not inherently well-suited to the delivery of continuous streams of multimedia data without additional software. In addition, bandwidth is limited in Internet and intranet environments, posing significant technological challenges for delivery of high-quality streaming audio and video content.

     ENABLE BROAD-BASED ACCESS TO STREAMING MEDIA TECHNOLOGY. Online content providers, advertisers and merchants must make significant investments in technology and content to create and deliver streaming media content, and they need to reach a sufficiently large or clearly targeted audience to generate an adequate return on their investments.

     DRIVE CONSUMER USAGE. RealNetworks believes that consumer interest in streaming media content is driven in large part by the ability to find and experience such content easily. As a result, RealNetworks believes that the development of well-marketed, compelling Web sites that aggregate streaming media content is central to the continued growth of multimedia content on the Web.

     RealNetworks believes that a substantial opportunity exists to provide software solutions, content aggregation, distribution and delivery services that address these challenges and support the development of large and growing advertising and electronic commerce markets on the Web.

THE REALNETWORKS SOLUTION

     RealNetworks' products and services enable and promote the transmission of real-time streaming media content over the Internet and intranets. RealNetworks' products and services are designed to address the technological and market development challenges that confront streaming media content providers and users.

     STREAMING MEDIA TECHNOLOGY. RealNetworks has been a pioneer in the development of streaming media technology and it continues to offer cutting-edge and market leading streaming media software solutions. RealNetworks' products use advanced compression, decompression, transmission and error-correction technologies to permit better delivery and playback of streamed content even in bandwidth-constrained environments. In November 1998, RealNetworks released RealSystem G2, its next generation media delivery system. RealSystem G2 provides the highest quality streaming media, reliability and scalability for the Internet and intranets. It supports Synchronized Multimedia Integration Language ("SMIL") and incorporates RealNetworks' SureStream transport technology for more reliable and uninterrupted transmission at all connection rates. Moreover, because RealSystem G2 is an open system, it is easier for users to take advantage of its robust transport, management and display capabilities. RealNetworks has won numerous awards for its RealSystem G2 technology, including the Internet World '98 Best of Show Award in the Desktop Hardware and Software category, two of NewMedia Magazine's 1998 Hyper Awards in the categories of Streaming Media Server and Web Development Software of the Year, and Best Multimedia Tool in CNET's 1998

Builder.com Product Awards. RealNetworks was also included in PC Week's 1998 list of the 100 most influential companies.

     PRODUCT UBIQUITY AND BRAND STRENGTH. RealNetworks has always given away its RealPlayer software to individual users free of charge as part of its strategy to drive consumer demand for and speed the acceptance of streaming media, while achieving widespread use of the RealPlayer as the preferred way for users to listen to and view content over the Internet and intranets. As of March 15, 1999, there were at least 56 million unique users of RealNetworks' products, and RealNetworks believes that more than 85% of streaming media on the Web is broadcast using RealNetworks' technology. In addition, approximately 850 new third-party developers joined RealNetworks' Real Developer Program in 1998 to develop products that work with RealNetworks' products or services. To promote broad market use of its technology to deliver streaming media, RealNetworks also offers its Basic Server free of charge. As a result of these activities and RealNetworks' extensive promotional efforts, RealNetworks believes that the "Real" brand has become one of the most widely recognized brands on the Internet.

     ELECTRONIC COMMERCE DISTRIBUTION. RealNetworks' electronic commerce distribution program is designed to increase use of its products and services, and to drive sales of upgrades, new RealNetworks products and services, and other companies' products by tapping into RealNetworks' large installed user base. The RealStore Web site is an online store through which RealNetworks sells its products, other companies' streaming media products, and training products for use on corporate intranets. RealNetworks believes that its strategy will continue to facilitate the growth of the streaming media industry by providing a centralized marketplace and a low-cost distribution mechanism for developers of new and innovative streaming media tools and other products.

     STREAMING MEDIA CONTENT PRESENTATION AND AGGREGATION. RealNetworks' Web sites and Web offerings, including Real.com, LiveConcerts.com, Film.com, RealGuide, Daily Briefing, and its Program Channels, Presets and Destination Button services aggregate, organize and provide streaming media programming. RealNetworks believes that these sites and services will stimulate demand for and creation of streaming media content using its RealSystem G2 technology while generating advertising revenues for RealNetworks and its customers and content partners.

STRATEGY

     RealNetworks' objective is to be the leading streaming media company, providing software and services that enable the creation, delivery and playback of, and easy access to, multimedia content over the Internet, intranets and through hardware devices, thereby facilitating the Internet's evolution into the broadest and most powerful mass communication and commerce medium. To achieve this objective, RealNetworks' strategy includes the following key elements:

     EXTEND TECHNOLOGY LEADERSHIP. RealNetworks has established a reputation as the leader in streaming media technology and intends to continue to maintain its reputation for leadership, quality and innovation in streaming media technology by offering more and better products and services. In November 1998, it released its RealSystem G2 streaming media solution, the next generation in Web media delivery. RealSystem G2 represents the culmination of two years of software development and engineering breakthroughs, and incorporates revolutionary advances developed by RealNetworks together with leading industry partners such as Intel Corporation. RealSystem G2 is designed to allow users to create rich multimedia presentations on the Web and to more reliably deliver the best user multimedia experience across all bandwidths. RealNetworks also continues to promote the adoption of industry standards that are based on or compatible with its technologies, such as the Real Time Streaming Protocol ("RTSP"), a proposed industry standard protocol for the control and delivery of streaming media on the Internet, and SMIL, a World Wide Web Consortium specification that allows for synchronization of the playback of all different types of a media in a single presentation to create a better streaming media experience, and which is featured in RealSystem G2. In addition, RealNetworks' own RealMedia Architecture platform allows developers access to RealNetworks' application programming interfaces to promote rapid and improved development of streaming media software and access to RealNetworks' base of RealPlayer users. RealNetworks has devoted and will continue to commit significant resources to developing technologies that enhance the streaming media experience for the content provider and the user.

     MAXIMIZE MARKET PENETRATION AND BRAND NAME RECOGNITION. RealNetworks believes that it is the recognized leader in streaming media technology and that its "Real" brand is one of the most widely recognized brand names on the Internet. Since its inception, RealNetworks has sought to achieve rapid and broad adoption of its technologies and strong brand recognition. This strategy has been pursued through various means, such as offering its RealPlayer and Basic Server free of charge over the Internet, bundling its products with those of other major vendors and distributing its products through multiple distribution channels.

     LEVERAGE MARKET POSITION TO EXPAND BUSINESS MODEL. RealNetworks believes that it can leverage its technology leadership, market position and brand name to maintain and increase its market share and diversify its revenue base. It plans to leverage these assets as follows:

     - GROW STREAMING MEDIA SOFTWARE BUSINESS. RealNetworks intends to capitalize on the increasing demand for streaming media software generally by continuing to develop, market and support industry-leading products and services. It also plans to strengthen its marketing, sales and customer support efforts as the size of the market and customer base increases.

     - TARGET LARGE INSTALLED BASE. RealNetworks plans to expand its electronic commerce activities and revenue potential by marketing its own and other companies' streaming media and other products, services and upgrades to its growing customer base of more than 56 million unique users.

     - EXPAND ELECTRONIC COMMERCE BUSINESS. RealNetworks' Web sites, such as RealStore.com, provide product information, fulfillment resources and promotion for the sale of RealNetworks' and other companies' products, streaming media tools and utilities, and intranet-based training products. RealNetworks plans to expand its own and other companies' product and service offerings through these Web sites by marketing to its large installed base of users.

     CONNECT CONSUMERS TO STREAMING MEDIA CONTENT. RealNetworks' network of Web sites aggregates links to third-party streaming media programming, making it easy for consumers to quickly find and link to streaming media that interests them. RealNetworks' Web sites and Web offerings, including Real.com, LiveConcerts.com and Film.com, aggregate, organize and provide streaming media programming. Its recently enhanced RealGuide provides users with instant access to programming from thousands of Web sites, and its Daily Briefing services, including Program Channels, Presets and Destination Buttons, provide one-click access to popular third-party programming. RealNetworks plans to continue to build Web site traffic through innovative aggregation strategies, such as its RealGuide, to increase Web-site advertising revenues, strengthen its electronic commerce platform and promote streaming media content on the Internet and intranets.

     DEVELOP AND MARKET STREAMING MEDIA SOLUTIONS FOR A VARIETY OF PLATFORMS AND BANDWIDTHS. RealNetworks' software runs on a broad range of operating systems and hardware platforms, enabling content providers to reach a broad audience and businesses to deliver intranet content in heterogeneous computing environments. RealNetworks' rapid growth is attributable in part to the wide acceptance of the streaming media solutions it developed for PCs networked in low-bandwidth environments. Significant efforts continue, however, to make access to the Internet available on a wider range of platforms, including non-PC Internet appliances and set-top boxes, and over higher-speed connections, including ISDN, ASDL and cable modems, which high speed connections RealNetworks believes will eventually be more widely available in homes. As a result, RealNetworks continues to design its solutions to operate better in a range of bandwidth environments and to be flexible enough to easily port to new platforms. RealNetworks has also made advances in improving its infrastructure technologies, such as caching and splitting, to enable content providers to access greater bandwidth more cost effectively. Accordingly, RealNetworks believes it is positioned to capitalize on possibly significant platform and bandwidth changes.

     STRENGTHEN STRATEGIC RELATIONSHIPS. RealNetworks has established strategic relationships with a variety of companies, including software and hardware vendors, entertainment companies, content publishers and broadcast media companies. RealNetworks pursues these relationships to maximize rapid adoption of its technologies; speed development of compelling streaming media content to build consumer demand; expand the range of commercial activities based on its technology and brand name; and foster the development of industry standard software protocols. A sample of RealNetworks' relationships with participants in various segments of the streaming media industry includes:

     - PLAYER DISTRIBUTION. RealNetworks' RealPlayer is bundled with software distributed by America Online, Inc., Netscape Communications Corporation, and various PC manufacturers.

     - CONTENT DELIVERY. RealNetworks has licensed its streaming media technology to companies such as Cable News Network (CNN), ESPN, ABC, Inc., Fox Entertainment Group, Inc. (Fox News), Bloomberg L.P., Warner Brothers, SportsLine USA, Inc. (CBS SportsLine) and Broadcast.com, who present their own or others' streaming media content on the Internet. RealNetworks' RealGuide provides users with instant access to more than 1,700 live radio and television stations.

     - TECHNOLOGY INNOVATION. RealNetworks has entered into strategic agreements to develop and deploy its streaming technology with Intel Corporation, Cable & Wireless plc, America Online, Inc., At Home Corporation, Enron Communications, Inc. and Inktomi Corporation, among others.

     - TOOL DEVELOPMENT. RealNetworks has agreements with Lotus Development Corporation, CBT, Avid Technology, Inc., Adobe Systems Incorporated and Macromedia, Inc., as well as a host of other developers, to develop and deploy tools compatible with its RealSystem G2 technology.

     - SERVER VENDORS. RealNetworks has agreements with companies such as Silicon Graphics, Inc., IBM and Sun Microsystems, Inc. to integrate and market the RealSystem Server technology with their product offerings.

STREAMING MEDIA PRODUCTS AND SERVICES

     SERVER TECHNOLOGY. RealNetworks' server technology allows content providers to encode audio, video and other multimedia programming into discrete data packets that can be broadcast to large numbers of simultaneous users over varying bit rate connections. RealNetworks helps content providers get started with its Basic Server G2, available for free download, which supports 25 sessions of live and on-demand RealAudio, RealVideo, RealText, and RealPix broadcasts. RealNetworks charges for its enhanced Basic Server Plus, a streaming media solution for hobbyists and small to medium-sized businesses that includes more streaming capacity, additional administrative capabilities, and content creation tools. The RealServer Internet Solution, designed for professional RealMedia streaming over the Internet, is for broadcasters, Internet Service Providers ("ISPs"), distance learning providers and large Web sites, provides more advanced administrative features, the ability to reach a larger audience, and new in-stream advertising insertion and rotation capabilities to meet the needs of commercial Web sites. Customized solutions are available with authentication features to help ensure site security or enable pay-per-view broadcasting and to support backend credit card and transaction processing systems, or with features designed and priced specifically for educational institutions or teachers, or to enable ISPs to host the streaming media content of their customers. RealNetworks' RealSystem G2 Enterprise Solution is designed for corporate intranets and allows businesses to deliver synchronized audio, video, animation, images, slides, and text to employees' desktops, and to create rich intranet-based training, presentations, and communications. Popular applications include live executive broadcasts at company meetings, sales force training, and enterprise learning.

     PLAYER TECHNOLOGY. RealNetworks' player technology, which can be installed easily by a nontechnical user, enables a user to listen to or view content from Web sites that use RealNetworks' server products. RealNetworks offers its RealPlayer, which provides basic functions such as play, stop, fast-forward, rewind and volume adjustment, and the ability to program Preset, Channel and Destination Buttons for free from its Web site and through bundling with third-party products. RealNetworks charges for its premium RealPlayer Plus, which provides additional features, such as clearer, sharper audio and video, high fidelity audio quality with a graphic equalizer, picture quality controls such as contrast, brightness and tint, additional programmable buttons and content accessible only by RealPlayer Plus customers.

     TOOLS AND CONTENT CREATION. RealNetworks offers products to improve the distribution and quality of customers' RealAudio, RealVideo and RealSystem G2 content and presentations. RealNetworks offers RealProducer G2, its basic RealAudio and RealVideo creation and publishing tool, for free. It charges for RealProducer Plus, a more advanced tool which offers Web designers and production artists building RealAudio, RealVideo and RealSystem G2 presentations the ability to reach a wider audience and produce higher quality content. RealNetworks also offers RealProducer Pro G2 for professional Web authors and production experts who seek timeline-based features for creating synchronized multimedia, template-based features for SMIL layout and compression control.

     CONTENT AGGREGATION AND HOSTING. In addition to its main Web site, Real.com, RealNetworks offers Web sites that assemble and offer streaming media programming through navigational and theme-oriented sites. RealGuide offers programming information from and links to thousands of Web sites, including over 1,700 live radio and television stations. LiveConcerts.com offers live streamed music concerts and services such as up-to-date concert schedules. Film.com provides in-depth information about, and streaming media clips of, movies as well as reviews and previews. Daily Briefing allows users to design and receive customized daily streaming media newscasts in the areas of current events, sports, entertainment, music and business/technology. RealNetworks has collaborated with many infrastructure companies to host streaming media through RealNetworks' Real Broadcast Network, or RBN. RealNetworks provides full turnkey services, including the hardware, software, personnel, network connectivity and bandwidth necessary to enable businesses to broadcast content to large audiences on an as-needed basis. RBN incorporates RealNetworks' splitter and caching technologies into MCI Communications Corporation's Internet backbone to broadcast to up to 50,000 simultaneous users through IP multicasting or traditional unicasting.

     ELECTRONIC COMMERCE AND REALSTORE. RealStore is an online store for the sale of RealNetworks' products, other companies' streaming media tools and utilities, and training products for use on corporate intranets. Through this distribution channel, RealNetworks is able to offer a broad selection of products with little inventory risk or merchandising expense.

TECHNOLOGY

     RealNetworks' client/server software system is designed to optimize the delivery of streaming media over the Internet, intranets or any network based on the Internet Protocol. The system is based on open industry standards and works with a broad range of operating systems, hardware platforms and media types.

     CODECS

     RealNetworks' system uses multiple compression/decompression algorithms (or "codecs") to translate time-based data-intensive content such as audio, video or animation data into discrete data packets and then broadcast (or "stream") the packets from a server to a client (or "player"). The player then reassembles the packets in the correct order and allows a user to play back the streaming media content in real time without waiting to download. The compression process enables the data to be streamed to the player even in very low bandwidth (14.4 kbps) or congested network environments by reducing the amount of data to be streamed. In 1998, RealNetworks began an important joint development project with Intel Corporation to develop improved video codec technology, and RealNetworks has integrated Intel Corporation's streaming Web video technology into RealSystem G2, enabling up to four times faster video encoding than previous streaming media delivery systems, and significantly improving the decoding capabilities of streaming video. RealNetworks plans to continue to develop proprietary codecs and license third party codec technology to improve the capabilities of its products.

     REALSYSTEM G2 TECHNOLOGY

     To address the inherent limitations of the Internet with respect to multimedia delivery, RealNetworks has developed its own client/server software architecture based on advanced transmission technologies and protocols. Key elements of RealNetworks' technology solution include buffering, bidirectional communication, error-mitigation, smart networking and video-optimized transmission. Buffering allows the player extra time to accumulate data packets and request retransmission of any missing packets. Bidirectional communication permits the server and player to communicate during transmission regarding the bandwidth and quality of the user's connection to optimize the transmission. Error-Mitigation is designed to improve the quality of the user experience by mitigating performance degradation by reconstructing lost data packets based on approximations regarding adjacent or closely related data packets. Smart Networking allows a server to automatically select the appropriate transmission protocol depending on current network conditions and the presence of firewalls or proxies when streaming content to the player. Video-Optimized Transmission incorporates technologies that reduce unnecessary repetition of redundant background data in neighboring video frames, and reduces the amount of video content being streamed if video performance is degraded during a given transmission, instead focusing on maintaining the continuity of the audio stream, which is often more central to the user experience.

     NETWORKED MULTIMEDIA FOR LARGE-SCALE DELIVERY

     RealNetworks' splitter and caching technologies allow broadcasters to transmit large numbers of simultaneous streams instead of clogging bandwidth by sending a separate signal to multiple users through the same network links, and helps reduce the cost of bandwidth. RealNetworks' splitter technology enables one "central" server to broadcast a signal to a set of servers distributed around a network. Those servers then transmit the signal to the end user, thereby minimizing the use of the network backbone and improving signal quality. RealNetworks uses this technology in its Real Broadcast Network, and licenses it to other Internet broadcasters, ISPs and networks.

RESEARCH AND DEVELOPMENT

     RealNetworks devotes a substantial portion of its resources to developing new products and product features, expanding and improving its fundamental streaming technology, and strengthening its technological expertise. During the fiscal years ended December 31, 1998, 1997 and 1996, RealNetworks expended approximately 32%, 41% and 34%, respectively, of its total net revenues on research and development activities. RealNetworks intends to continue to devote substantial resources toward research and development for the next several years. At December 31, 1998, RealNetworks had 189 employees, or approximately 44% of its work force, engaged in research and development activities. RealNetworks must hire additional skilled software engineers to further its research and development efforts. RealNetworks' business, financial condition and results of operations could be adversely affected if it is not able to hire, train and retain enough qualified engineers.

SALES, MARKETING AND DISTRIBUTION

     RealNetworks believes that any individual or company that desires to send or receive streaming media content over the Internet or intranets is a potential customer. To reach as many of these potential customers as possible, RealNetworks markets its products and services through several direct and indirect distribution channels including over the Internet, through a direct sales force, OEMs, VARs, and distributors. As of December 31, 1998, RealNetworks had 147 employees, or approximately 34% of its work force, engaged in sales and marketing activities.

     ELECTRONIC COMMERCE. Substantially all of RealNetworks' products may be downloaded directly and are available for sale from RealNetworks' Web sites. RealNetworks also sells third-party products on its RealStore Web site. Electronic distribution provides RealNetworks with a low-cost, globally accessible, 24-hour sales channel.

     DIRECT SALES FORCE. RealNetworks' direct sales force markets its products and services primarily to corporate customers for deployment in commercial Internet Web sites or intranets.

     SALES THROUGH CONTENT AGGREGATORS AND HOSTING PARTNERS. RealNetworks sells its software systems and services to content aggregators, ISPs and other hosting providers who redistribute or provide end users access to RealNetworks' streaming technology from their Web sites and systems.

     OEMS AND VARS. RealNetworks has entered into various distribution relationships with third parties pursuant to which its products and technologies are incorporated into, bundled with, or offered with the third party's products for delivery by the third party to end users.

     ADVERTISING SALES. RealNetworks' advertising sales force markets and sells advertising on RealNetworks' Web sites and within media streams that RealNetworks hosts on behalf of its corporate customers.

     INTERNATIONAL SALES. RealNetworks has subsidiaries in Japan, the United Kingdom, France and Germany that market and sell RealNetworks' products outside the United States. RealNetworks distributes and sells its products internationally through a direct sales force, distribution arrangements and electronically.

     MARKETING PROGRAMS. RealNetworks participates in trade shows, conferences and seminars, provides product information through its Web sites, promotes and co-promotes special events, places advertising for RealNetworks' products and services in print and electronic media, and sponsors special programs for software developers, including its own RealNetworks Conference, a forum intended help those interested in streaming media develop for, deploy and profit from streaming media and related Web multimedia technologies.

CUSTOMERS

     RealNetworks' customers consist primarily of businesses and individuals located throughout the world. Sales to customers outside the U.S., primarily in Asia and Europe, were approximately 23%, 27% and 19% of total net revenues, excluding Microsoft license revenue, in the years ended December 31, 1998, 1997 and 1996, respectively. Software license fees under a license agreement with Microsoft accounted for approximately 15% of total net revenues for the year ended December 31, 1998.

CUSTOMER SUPPORT

     RealNetworks' customers have a choice of support options depending on the level of service desired. RealNetworks maintains a technical support hotline to answer inquiries and provides an online database of technical information. RealNetworks' support staff also responds to e-mail inquiries. As of December 31, 1998, RealNetworks employed 18 technical and customer support representatives to respond to customer requests for support.

COMPETITION

     As streaming media evolves into a central and necessary component of the Internet experience, more companies are entering the market for, and expending ever greater resources to develop, streaming media software and services, and competition is thus intensifying. RealNetworks' principal competitors in the development and distribution of streaming media solutions include Microsoft Corporation and Apple Computer, Inc. Microsoft currently bundles its NetShow Server with its Windows NT servers and offers the server from its Web site for free. The Windows Media Player is available for download from Microsoft's Web site for free, and is bundled by Microsoft with the Windows 98 operating system and with Microsoft's browser, Internet Explorer. RealNetworks expects that Apple Computer's QuickTime technology, long a popular format for downloading content, will soon be available in streaming format. Because of Microsoft's aggressive distribution strategies and leverage, and Apple computer's large installed base of QuickTime users, and both companies' brand recognition and available resources, both companies offer a serious potential threat to RealNetworks. Other competitors include Cisco Systems, Inc./Precept Software, PictureTel/Starlight Networks, and Oracle Corporation. As more companies enter the market with products and services that compete with RealNetworks' servers, players and tools, the competitive landscape could change rapidly. Competitive factors include the quality and reliability of software; features for creating, editing and adapting content; ease of use and interactive user features; scalability and cost per user; pricing and licensing terms; and compatibility with the user's existing network components and software systems.

     While RealNetworks believes that it has the leading position for conventional PC-based Internet streaming systems, no clear standards have emerged with respect to non-PC, wireless, cable-based systems. Likewise, no one company has gained a dominant position in the mobile device market because such devices are not yet well architected to handle media. Another company or standard may emerge in any of these areas to surpass RealNetworks. In addition, RealNetworks faces competition to a lesser degree from non-streaming audio and video delivery technologies such as AVI, QuickTime, and MP3. MP3, a current phenomenon in IP-based media delivery that RealNetworks is not now participating in, is emerging as a popular distribution mechanism for "fast download" of audio content that does not require streaming. Other fast download, or non-streaming IP-based content distribution methods, are likely to emerge.

     RealNetworks also competes with a variety of companies that provide streaming media hosting services, many of whom use RealNetworks' technology, such as Broadcast.com, Intervu, Inc., and Enron Communications, Inc. RealNetworks also competes with a variety of Web sites, such as Buydirect.Com and Beyond.com, in the electronic distribution of certain of its products. RealNetworks competes for user traffic and Internet advertising revenues with a wide variety of Web sites, ISPs and especially audio, video and other media aggregators, such as Broadcast.com and Microsoft's Web Events, which compete with RealNetworks' RealGuide. While Internet advertising revenues across the industry continue to grow, the number of Web sites competing for such revenue is also growing rapidly.

     For further discussion of the Microsoft Relationship, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Microsoft Relationship." For further discussion of competition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect RealNetworks' Business, Future Operating Results and Financial Condition -- Intense Competition from Microsoft and Other Product and Service Providers."

GOVERNMENTAL REGULATION

     RealNetworks is not currently subject to direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses, although certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to RealNetworks' products. Few existing laws or regulations specifically apply to access to or commerce on the Internet. However, it is likely that a number of laws and regulations may be adopted with respect to the Internet relating to content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, personal privacy, advertising, taxation, electronic commerce liability, electronic mail, information security, and the convergence of traditional communication services with Internet communications. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the U.S., thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect the available distribution channels for, and costs associated with, RealNetworks' products and services, and may affect the growth of intranets, extranets, and the Internet. Such laws or regulations may therefore have a material adverse effect on RealNetworks' business, prospects, financial condition and results of operations. In addition, it is not clear how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, retransmission of media, and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Changes to such laws could create uncertainty in the marketplace that could reduce demand for RealNetworks' products and services, increase its costs of doing business, including as a result costs of litigation or increased product development costs, or otherwise impair RealNetworks' finance or business prospects. For further discussion of government regulation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect RealNetworks' Business, Future Operating Results and Financial Condition -- Government Regulation and Legal Uncertainties."

INTELLECTUAL PROPERTY

     As of December 31, 1998, RealNetworks had 18 registered U.S. trademarks or service marks, and had applications pending for an additional 35 U.S. trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. A significant portion of RealNetworks' marks begin with the word "Real" (such as RealSystem, RealAudio and RealVideo). RealNetworks is aware of other companies that use "Real" in their marks alone or in combination with other words, and RealNetworks does not expect to be able to prevent all third-party uses of the word "Real" for all goods and services. In addition, the laws of some foreign countries do not protect RealNetworks' proprietary rights to the same extent as do the laws of the U.S., and effective patent, copyright, trademark and trade secret protection may not be available in such jurisdictions. Many of RealNetworks' current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a blocking patent has issued or issues in the future, RealNetworks would need to either obtain a license or design around the patent. There can be no assurance that the Company would be able to obtain such a license on acceptable terms, if at all, or to design around the patent. As with other software products, RealNetworks' products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. In general, there can be no assurance that RealNetworks' efforts to protect its intellectual property rights through patent, copyright, trademark and trade secret laws will be effective to prevent misappropriation of its technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by RealNetworks. For a discussion of RealNetworks' efforts to protect its intellectual property and to police the unauthorized use of its technology, and the risks associated therewith, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect RealNetworks' Business, Future Operating Results and Financial Condition -- Proprietary Rights; Claims of Infringement."

EMPLOYEES

     At December 31, 1998, RealNetworks had 434 full-time employees and no part-time employees, 387 of whom were based at RealNetworks' executive offices in Seattle, Washington, 31 of whom were based at RealNetworks' offices in Japan, England, France, Canada, Germany or Denmark and 16 of whom were sales personnel based at other locations. None of RealNetworks' employees is subject to a collective bargaining agreement, and RealNetworks believes that its relations with its employees are good.

POSITION ON CHARITABLE RESPONSIBILITY

     RealNetworks is strongly committed to charitable responsibility, as evidenced by its donations of software to charitable organizations. If sustained profitability is achieved, RealNetworks intends to donate approximately 5% of its annual net income to charitable organizations. RealNetworks hopes to encourage employee giving by using a portion of its intended contribution to match charitable donations made by employees.

ITEM 2. PROPERTIES

     RealNetworks' executive offices are located in downtown Seattle, Washington in an office building in which, as of December 31, 1998, RealNetworks leases an aggregate of 96,000 square feet at a monthly rental of $172,000. The lease agreement terminates in May 1999. In January 1998, RealNetworks entered into a lease agreement for a new location for its corporate offices. The lease is for an aggregate of approximately 265,000 square feet at a monthly rental of approximately $350,000. The lease commences on April 1, 1999 and expires on April 1, 2011, with an option to renew for either a three or a ten year period.

ITEM 3. LEGAL PROCEEDINGS

     On or about August 25, 1998, a lawsuit was filed against RealNetworks and co-defendant, Broadcast.com, Inc., in the United States District Court for the Northern District of Texas -- Dallas Division, by Venson M. Shaw and Steven M. Shaw. The plaintiffs allege that RealNetworks, individually and in combination with Broadcast.com, infringes on a certain patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. Plaintiffs seek to enjoin RealNetworks from its alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. Although no assurance can be given as to the outcome of this lawsuit, RealNetworks believes that the allegations in this action are without merit, and RealNetworks intends to vigorously defend against the complaint. RealNetworks may be required to indemnify Broadcast.com under the terms of its license agreement with Broadcast.com.

     From time to time RealNetworks has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights by RealNetworks and its licensees. Such claims, even if not meritorious, could force RealNetworks to spend significant financial and managerial resources. RealNetworks currently is not aware of any legal proceedings or claims that RealNetworks believes will have, individually or taken together, a material adverse effect on RealNetworks' business, prospects, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of RealNetworks' shareholders during the fourth quarter of its fiscal year ended December 31, 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of RealNetworks are elected annually at the meeting of the Board of Directors held in conjunction with the annual meeting of shareholders. The following are the current executive officers of RealNetworks:

                NAME                     AGE                      POSITION
                ----                     ---                      --------
Robert Glaser........................    37     Chairman of the Board, Chief Executive
                                                Officer and Treasurer
Phillip Barrett......................    45     Senior Vice President -- Media Technologies
Paul Bialek..........................    39     Senior Vice President -- Finance and
                                                Operations and Chief Financial Officer
Maria Cantwell.......................    40     Senior Vice President -- Consumer and
                                                E-Commerce
Thomas Frank.........................    35     Senior Vice President -- Programming and
                                                Media Publishing
Len Jordan...........................    32     Senior Vice President -- Media Systems
Brian Aiken..........................    46     Vice President -- Europe
Alex Alben...........................    40     Vice President -- Music Group
Mark Bretl...........................    40     Vice President -- Media Systems
Steve Haworth........................    52     Vice President -- Communications
James Higa...........................    41     Vice President -- Asia/Rest of World ("ROW")
Mark Klebanoff.......................    37     Vice President -- Business Development
Kelly Jo MacArthur...................    34     Vice President, General Counsel and
                                                Secretary
Jeff Mandelbaum......................    39     Vice President -- North American Sales
Shelley Morrison.....................    49     Vice President -- Advertising Sales
Philip Rosedale......................    30     Vice President -- Media Systems and Chief
                                                Technology Officer

     ROBERT GLASER has served as Chairman of the Board, Chief Executive Officer and Treasurer of RealNetworks since its inception in February 1994. He also serves as RealNetworks' Policy Ombudsman, with the exclusive authority to adopt or change the editorial policies of RealNetworks as reflected on its Web sites or in other communications or media in which RealNetworks has a significant editorial or media voice. From 1983 to 1993, Mr. Glaser was employed at Microsoft, most recently as Vice President of multimedia and consumer systems, where he focused on the development of new businesses related to the convergence of the computer, consumer electronics and media industries. Mr. Glaser holds a B.A. and an M.A. in Economics and a B.S. in Computer Science from Yale University.

     PHILLIP BARRETT has served as Senior Vice President -- Media Technologies of RealNetworks since July 1998. From January 1997 to July 1998, Mr. Barrett served as Senior Vice President -- Media Systems of RealNetworks, and from November 1994 to January 1997 he served as Vice President-Software Development. From March 1986 to October 1994, Mr. Barrett was a Development Group Manager at Microsoft, where he led development efforts for Windows 386, Windows 3.0 and Windows 3.1. Mr. Barrett holds an A.B. in Mathematics from Rutgers University and an M.S. in Computer Sciences from the University of Wisconsin, Madison.

     PAUL BIALEK has served as Senior Vice President -- Finance and Operations and Chief Financial Officer of RealNetworks since June 1998. Mr. Bialek is responsible for finance, human resources, facilities, MIS, customer service and technical support functions. From March 1997 to June 1998, Mr. Bialek was Chief Financial Officer and Vice President of Finance and Operations with Metapath Software Corporation, a provider of operational support systems for telecommunications companies. From 1993 to March 1997, Mr. Bialek was Chief Financial Officer and Vice President of Finance and Administration for Edmark Corporation, a developer and publisher of multimedia educational software products. Mr. Bialek started his career at KPMG LLP where he was employed in a variety of positions for 11 years. Mr. Bialek holds a B.A. in Business Administration from Seattle University and is a Certified Public Accountant.

     MARIA CANTWELL has served as Senior Vice President -- Consumer and E-Commerce of RealNetworks since July 1997. From April 1995 to July 1997, Ms. Cantwell served as Vice President -- Marketing of RealNetworks. From February 1995 to April 1995, Ms. Cantwell was a consultant to RealNetworks. From 1992 to January 1995, Ms. Cantwell served as a member of the 103rd Congress. Ms. Cantwell holds a B.A. in Public Administration from Miami University.

     THOMAS FRANK has served as Senior Vice President -- Programming and Media Publishing of RealNetworks since January 1999. From January 1995 to December 1998, Mr. Frank served as Senior Vice President of Dick Clark Productions, responsible for television program development and production. From 1992 to December 1995, Mr. Frank served as Vice President, Television Programming for The Leo Burnett Company, and was responsible for client sponsored programming. Mr. Frank previously held positions with Carolco Television and Proctor & Gamble Company. Mr. Frank holds a B.A. in English Literature from the University of Cincinnati.

     LEN JORDAN has served as Senior Vice President -- Media Systems of RealNetworks since January 1997. From November 1993 to November 1996, Mr. Jordan was employed in a number of capacities at Creative Multimedia, Inc., a developer and publisher of CD-ROM/Internet products, most recently serving as President. From September 1989 to November 1993, Mr. Jordan was employed at Central Point Software, Inc., a utility software publisher. Mr. Jordan graduated magna cum laude from the Eccles School of Business at the University of Utah with B.S. degrees in Finance and Economics.

     BRIAN AIKEN has served as Vice President -- Europe since June 1998. From February 1997 to June 1998, Mr. Aiken was General Manager, Europe for Intuit, Inc., a provider of personal finance, small business accounting, and tax preparation software. From June 1995 to January 1997 Mr. Aiken was General Manager, Central Europe for Continuous Software, Inc., a maker of software configuration management solutions. From February 1993 to June 1995, Mr. Aiken served as General Manager, Central Europe for Sunsoft, a subsidiary of Sun Microsystems, Inc. Mr. Aiken holds a B.A. with First Class Honours from Trinity College, University of Oxford.

     ALEX ALBEN has served as Vice President -- Music Group since August 1998 and Vice President -- Media Publishing of RealNetworks from February 1998 to August 1998, with responsibility for RealNetworks' music and entertainment web products. From March 1997 to February 1998, Mr. Alben was a consultant to RealNetworks and to Film.com, Inc. From October 1993 to June 1995, Mr. Alben was Director of Business Affairs, and from June 1995 to February 1997, Vice President of Business Affairs of Starwave Corporation, a creator and producer of online sports, news and entertainment services. Mr. Alben served as Associate General Counsel in the feature film division of Warner Bros. from 1992 to 1993, and previously served as Director of Business Affairs at Orion Pictures. Mr. Alben graduated with distinction from Stanford University and holds a J.D. from Stanford Law School.

     MARK BRETL joined RealNetworks in March 1998 and has served as Vice President -- Media Systems since June 1998. From 1994 to March 1998, Mr. Bretl served as Chief Operating Officer for Vivo Software, Inc., a developer of software based video conferencing systems and streaming media. From 1983 to 1991, Mr. Bretl held a variety of positions with Tecmar, Inc., a developer and manufacturer of PC and Macintosh computer peripherals, where he most recently served as President and Chief Operating Officer. Mr. Bretl graduated magna cum laude from the University of Wisconsin, Platteville, with a B.S. in Physics and Computer Science.

     STEVE HAWORTH has served as Vice President -- Communications of RealNetworks since January 1999. From 1987 to January 1999, Mr. Haworth was first Director, then Vice President of Public Relations for the CNN News Group. Previously, Mr. Haworth was Vice President of A. Brown-Olmstead Associates, an

Atlanta public relations firm; taught political science at Agnes Scott College in Decatur, GA and Emory University, in Atlanta, GA; and was an economist at the World Bank in Washington, DC. Mr. Haworth holds a B.A. in economics from Yale University, an M.A. in International Affairs from George Washington University and a Ph.D. in Government and Foreign Affairs from the University of Virginia.

     JAMES HIGA has served as Vice President -- Asia/ROW of RealNetworks since September 1996. From January 1989 to August 1996, Mr. Higa was the Director for Asia/Pacific for NeXT Software, Inc. From 1986 to 1989, Mr. Higa served as Director of Product Marketing at Apple Japan, Inc. Mr. Higa holds a B.A. in Political Science from Stanford University.

     MARK KLEBANOFF has served as Vice President -- Business Development of RealNetworks since June 1998. Mr. Klebanoff joined RealNetworks in June 1996 and served as Vice President -- Chief Financial Officer until June 1998. From May 1992 to June 1996, Mr. Klebanoff was Vice President of Finance and Operations of Industrial Systems, Inc., a client/server process information management software vendor, which merged with Aspen Technology, Inc. in 1995. From 1989 to 1992, Mr. Klebanoff worked in a number of general management capacities for the Japanese trading company Itochu Corporation, and holds a Masters degree from the Yale School of Management and a B.A. with Honors from Yale University.

     KELLY JO MACARTHUR has served as Vice President and General Counsel of RealNetworks since October 1996. From 1995 to 1996, Ms. MacArthur served as General Counsel and Director of Business Affairs for Compton's NewMedia, Inc., which was acquired by Learning Co., Inc. in 1996. From 1989 to 1994, Ms. MacArthur was an attorney at Sidley & Austin in Chicago. Ms. MacArthur graduated summa cum laude from the University of Illinois at Champaign-Urbana and holds a J.D. from Harvard Law School.

     JEFF MANDELBAUM has served as Vice President -- North American Sales of RealNetworks since April 1998. Mr. Mandelbaum is responsible for commercial, government, channel and OEM sales in North America. From October 1996 to March 1998, Mr. Mandelbaum held a variety of positions in sales and sales management with Sybase, Inc., a provider of software products and consulting services for the delivery of integrated business solutions, most recently serving as Chief Executive Officer and President of Sybase Financial Services, Inc. Mr. Mandelbaum is a graduate of the Executive Program in Business Administration from the Columbia University School of Business.

     SHELLEY MORRISON has served as Vice President -- Advertising Sales of RealNetworks since January 1999. From 1995 to 1998, Ms. Morrison served as Vice President of Advertising for Buena Vista Internet Group, a division of Disney, where she was responsible for managing the advertising operations, client services and the creative departments. From 1990 to 1995, Ms. Morrison served as President of Shelley Morrison & Associates, an advertising and marketing firm. From 1984 to 1990, Ms. Morrison served as the Director of Marketing for the Seattle Supersonics in the NBA. Ms. Morrison holds a B.A. in Communications from the University of Washington.

     PHILIP ROSEDALE has served as Vice President -- Media Systems of RealNetworks since October 1997 and has served as its Chief Technology Officer since December 1998. From February 1996 to October 1997, Mr. Rosedale served as General Manager, Software Development of RealNetworks. From June 1986 to February 1996, Mr. Rosedale was founder and Chief Executive Officer of Automated Management Systems, a developer and marketer of software applications. Mr. Rosedale graduated cum laude from the University of California, San Diego with a B.S. in Physics.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded on the Nasdaq National Market under the symbol "RNWK" since the Company's initial public offering in November 1997. There is currently only a limited trading market for the shares of the Company's common stock and accordingly there is no assurance that any quantity of the common stock could be sold at or near reported trading prices.

     The following table sets forth for the periods indicated the high and low closing prices for the Company's common stock. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                     HIGH       LOW
                                                    -------    ------
YEAR ENDED DECEMBER 31, 1998
First Quarter.....................................  $29.750    13.500
Second Quarter....................................   39.438    19.938
Third Quarter.....................................   48.250    15.250
Fourth Quarter....................................   49.750    22.125

YEAR ENDED DECEMBER 31, 1997
Fourth Quarter....................................  $19.375    13.625

     The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future.

     As of March 15, 1999, there were approximately 404 holders of record of the Company's common stock. Most shares of the Company's common stock are held by brokers and other institutions on behalf of shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

     Since October 1, 1998, RealNetworks has issued and sold unregistered securities as follows:

          (1) An aggregate of 338,967 shares of Common Stock was issued to six investors upon the exercise of warrants in October 1998. The aggregate consideration received for such shares was $3,190,527.

          (2) An aggregate of 15,161 shares of Common Stock was issued to one investor upon the cashless exercise of warrants in October 1998. The aggregate consideration received for such shares was the cancellation of warrants to acquire 19,920 shares of Common Stock at an exercise price of $9.41.

          (3) An aggregate of 39,841 shares of Common Stock was issued to one investor upon the exercise of warrants in November 1998. The aggregate consideration received for such shares was $375,003.

          (4) An aggregate of 10,890 shares of Common Stock was issued to two investors upon the cashless exercise of warrants in November 1998. The aggregate consideration received for such shares was the cancellation of warrants to acquire 13,944 shares of Common Stock at an exercise price of $9.41.

     No underwriters were engaged in connection with these issuances and sales. Each of the transactions noted above was made in reliance upon the exemption from registration provided by either Section 3(b) or 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

USE OF PROCEEDS

     RealNetworks' Registration Statement on Form S-1 (File No. 333-36553) filed with the Securities and Exchange Commission in connection with RealNetworks' initial public offering (the "Registration Statement") was declared effective on November 20, 1997. Offering proceeds, net of aggregate expenses of approximately $4.6 million, were approximately $38.5 million. RealNetworks has used all of the net offering proceeds for the purchase of temporary investments consisting of cash, cash equivalents and short-term investments. RealNetworks has not used any of the net offering proceeds for the construction of any plant, building or facilities; purchase or installation of machinery or equipment; purchases of real estate; acquisition of other businesses; or repayment of indebtedness. None of the expenses paid in connection with the issuance and distribution of the common stock in the offering, and none of the net offering proceeds, were paid directly or indirectly to directors, officers, general partners of RealNetworks or their associates, persons owning ten percent (10%) or more of any class of equity securities of RealNetworks, or affiliates of RealNetworks.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Form 10-K. The selected consolidated financial data as of December 31, 1998, 1997, 1996, 1995 and 1994 and for the years ended December 31, 1998, 1997, 1996, 1995 and the period from February 9, 1994 (inception) to December 31, 1994 are derived from the Consolidated Financial Statements of the Company which have been audited by KPMG LLP, independent accountants.

                                                                                                  PERIOD FROM
                                                                                                FEBRUARY 9, 1994
                                                                                                  (INCEPTION)
                                                                                                TO DECEMBER 31,
                                                        1998       1997      1996      1995           1994
                                                      --------   --------   -------   -------   ----------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Software license fees.............................  $ 46,949   $ 25,494   $11,876   $ 1,782       $    --
  Service revenues..................................    14,742      4,972     1,120        30            --
  Advertising.......................................     3,148      2,254     1,016        --            --
                                                      --------   --------   -------   -------       -------
          Total net revenues........................    64,839     32,720    14,012     1,812            --
Total cost of revenues..............................    12,390      6,465     2,185        62            --
                                                      --------   --------   -------   -------       -------
          Gross profit..............................    52,449     26,255    11,827     1,750            --
                                                      --------   --------   -------   -------       -------
Operating expenses:
  Research and development..........................    20,828     13,268     4,812     1,380           202
  Sales and marketing...............................    32,451     20,124     7,540     1,218            47
  General and administrative........................     9,841      6,024     3,491       747           296
  Goodwill amortization(1)..........................     1,596         --        --        --            --
  Acquisition charges(1)............................     8,723         --        --        --            --
                                                      --------   --------   -------   -------       -------
          Total operating expenses..................    73,439     39,416    15,843     3,345           545
                                                      --------   --------   -------   -------       -------
     Operating loss.................................   (20,990)   (13,161)   (4,016)   (1,595)         (545)
                                                      --------   --------   -------   -------       -------
Other income, net...................................     4,576      1,992       227        94            --
                                                      --------   --------   -------   -------       -------
          Net loss..................................  $(16,414)  $(11,169)  $(3,789)  $(1,501)      $  (545)
                                                      ========   ========   =======   =======       =======
Basic and diluted net loss per share................  $  (0.51)  $  (2.88)  $(11.91)  $(59.89)      $(54.52)
Shares used to compute basic and diluted
  net loss per share................................    32,323      4,041       321        25            10
Pro forma basic and diluted net loss per share(2)...                (0.40)
Shares used to compute pro forma basic and diluted
  net loss per share(2).............................               28,854
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...  $ 89,777   $ 92,537   $19,595   $ 6,116       $    --
Working capital (deficit)...........................    60,207     87,520    16,893     5,948           (49)
Total assets........................................   128,059    116,704    26,468     7,574            64
Note payable........................................       987        963        --        --            --
Redeemable, convertible preferred stock.............        --         --    23,153     7,655            --
Shareholders' equity (deficit)......................    83,516     77,902    (3,320)   (1,111)           15

---------------
(1) During 1998, RealNetworks acquired Vivo Software, Inc. In connection with the acquisition, RealNetworks incurred acquisition-related charges of $8,723 and recorded goodwill of $10,644. See Note 2 of Notes to Consolidated Financial Statements.

(2) Because of the significance of the conversion of preferred stock to common stock upon the closing of the Company's initial public offering, the Company has presented pro forma basic and diluted net loss per share as if these series of convertible preferred stock and redeemable convertible preferred stock had been converted into common stock on January 1, 1997, or their date of issuance if later.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. RealNetworks' actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the "Business" and "Legal Proceedings" sections in this Form 10-K. You should also carefully review the risk factors set forth in other reports or documents RealNetworks files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

     RealNetworks, Inc. and its subsidiaries (RealNetworks) is a leading provider of software and services for the streaming media market. RealNetworks develops and markets software products and services designed to enable users of personal computers and other consumer electronic devices to send and receive audio, video and other multimedia content over the Internet and corporate intranets.

     RealNetworks was incorporated in February 1994 and was in the development stage until July 1995, when RealNetworks released the commercial version of RealAudio Version 1.0. From inception through December 31, 1995, RealNetworks' operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, conducting research and development, building the RealAudio brand and establishing the market for streaming audio. During 1996, RealNetworks continued to invest heavily in research and development, marketing, building domestic and international sales channels and general and administrative infrastructure. In August 1996, RealNetworks began selling RealPlayer Plus, a premium version of its RealPlayer product. RealPlayer continues to be available for download free of charge from RealNetworks' Web sites. In June 1997, RealNetworks released the commercial version of RealVideo Version 4.0. In December 1997, RealNetworks released the commercial version of RealSystem Version 5.0, a streaming media solution that includes RealAudio and RealVideo technology. RealSystem G2, the next-generation media delivery system, was released in commercial version in November 1998.

     In March 1998, RealNetworks acquired Vivo Software, Inc. (Vivo), a leading developer of streaming media creation tools.

     RealNetworks has a limited operating history upon which an evaluation of RealNetworks and its prospects can be based. RealNetworks' prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in rapidly changing markets such as media delivery and electronic commerce over the Internet and intranets. There can be no assurance that RealNetworks will achieve or sustain profitability. RealNetworks has incurred significant losses since its inception, and as of December 31, 1998 had an accumulated deficit of $33.9 million. RealNetworks believes that its success will depend largely on its ability to extend its technological and market leadership and continue to build its brand position. Accordingly, RealNetworks intends to invest heavily in research and development and sales and marketing. Although RealNetworks has experienced significant percentage growth in total net revenues, it does not believe that its historical growth rates are sustainable or necessarily indicative of future growth. See "Factors that May Affect RealNetworks' Business, Future Operating Results and Financial Condition."

     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

                                                              1998     1997     1996
                                                              -----    -----    -----
Net revenues:
  Software license fees.....................................   72.4%    77.9%    84.8%
  Service revenues..........................................   22.7     15.2      8.0
  Advertising...............................................    4.9      6.9      7.2
                                                              -----    -----    -----
          Total net revenues................................  100.0    100.0    100.0
                                                              -----    -----    -----
Cost of revenues:
  Software license fees.....................................   12.4      9.6      9.6
  Service revenues..........................................    4.0      7.3      4.0
  Advertising...............................................    2.7      2.8      2.0
                                                              -----    -----    -----
          Total cost of revenues............................   19.1     19.7     15.6
                                                              -----    -----    -----
          Gross profit......................................   80.9     80.3     84.4
                                                              -----    -----    -----
Operating expenses:
  Research and development..................................   32.1     40.6     34.3
  Sales and marketing.......................................   50.0     61.5     53.8
  General and administrative................................   15.2     18.4     24.9
  Goodwill amortization.....................................    2.5       --       --
  Acquisition charges.......................................   13.5       --       --
                                                              -----    -----    -----
          Total operating expenses..........................  113.3    120.5    113.0
                                                              -----    -----    -----
          Operating loss....................................  (32.4)   (40.2)   (28.6)
                                                              -----    -----    -----
Other income (expense):
  Interest income...........................................    8.2      6.8      2.1
  Other expense.............................................   (1.1)    (0.7)    (0.5)
                                                              -----    -----    -----
          Other income, net.................................    7.1      6.1      1.6
                                                              -----    -----    -----
          Net loss..........................................  (25.3)%  (34.1)%  (27.0)%
                                                              =====    =====    =====

     REVENUES

                                                1998      CHANGE     1997      CHANGE     1996
                                               -------    ------    -------    ------    -------
                                                            (DOLLARS IN THOUSANDS)
Software license fees........................  $46,949      84%     $25,494     115%     $11,876
Service revenues.............................   14,742     197        4,972     344        1,120
Advertising..................................    3,148      40        2,254     122        1,016
                                               -------              -------              -------
          Total net revenues.................  $64,839      98%     $32,720     134%     $14,012
                                               =======              =======              =======

     SOFTWARE LICENSE FEES. Software license fees include revenues from sales of servers, tools, RealPlayer Plus, third party products and original equipment manufacturers (OEM) licenses, including revenues recognized pursuant to a license agreement with Microsoft Corporation (Microsoft). Software license fees were $46.9 million in 1998, an increase of 84% from $25.5 million in 1997. Software license fees were $25.5 million in 1997, an increase of 115% from $11.9 million in 1996. The increases during 1998 and 1997 were due primarily to a greater volume of products sold as a result of growth in the demand for streaming audio and video on the Internet, the introduction of new products, including RealSystem G2 in November 1998, RealSystem Version 5.0 in December 1997, and RealVideo Version 4.0 in June 1997, successful product promotions, increased sales from electronic distribution and the sale of third party products. In June 1997, RealNetworks entered into a $30.0 million license agreement with Microsoft which is being recognized over the three-year term of RealNetworks' ongoing support obligations. Software license fees for 1998 and 1997 included $9.7 million and $4.8 million, respectively, related to the OEM agreement with Microsoft.

RealNetworks has used price and other promotions to increase the trial, purchase and use of its software products.

     SERVICE REVENUES. Service revenues include revenues from support and maintenance agreements associated with servers, tools, and RealPlayer Plus, streaming media hosting services offered through RealNetworks' RealBroadcast Network, and consulting services. Service revenues were $14.7 million in 1998, an increase of 197% from $5.0 million in 1997. The increase during 1998 was primarily attributable to revenues from sales of support and upgrade contracts on RealPlayer Plus, which RealNetworks began selling during the fourth quarter of 1997, a larger installed base of RealNetworks server products and increases in consulting and streaming media hosting. Service revenues were $5.0 million in 1997, an increase of 344% from $1.1 million in 1996. The 1997 increase was primarily due to a greater installed base of RealNetworks server products. This larger installed base leads to increased revenues from the sale of support and maintenance contracts and other services performed by RealNetworks.

     ADVERTISING REVENUES. Advertising revenues were $3.1 million in 1998, an increase of 40% from $2.3 million in 1997. The increase in advertising revenues for 1998 was due to a larger sales force and more traffic to RealNetworks' Web sites. Advertising revenues were $2.3 million in 1997, an increase of 122% from $1.0 million in 1996. RealNetworks began selling advertising space on its Web sites in March 1996. Increased revenues in 1997 were due in part to a full year of advertising sales and RealNetworks' success in attracting more advertisers.

     GEOGRAPHIC REVENUES

                                                1998      CHANGE     1997      CHANGE     1996
                                               -------    ------    -------    ------    -------
                                                            (DOLLARS IN THOUSANDS)
North America................................  $42,611     109%     $20,346      80%     $11,308
Europe.......................................    7,144     109        3,425     230        1,037
Asia.........................................    4,429      37        3,225     218        1,013
Rest of world................................      987      11          890      36          654
                                               -------              -------              -------
          Subtotal...........................   55,171      98       27,886      99       14,012
Microsoft license revenue....................    9,668     100        4,834     n/a           --
                                               -------              -------              -------
          Total..............................  $64,839      98%     $32,720     134%     $14,012
                                               =======              =======              =======

     Excluding revenue from the Microsoft agreement, international revenues represented 23% of total net revenues in 1998 and 27% in 1997. Revenues generated in Europe were 13% and 12% of total net revenues excluding Microsoft license revenue in 1998 and 1997, respectively, and revenues generated in Asia were 8% and 12% of total net revenues excluding Microsoft license revenue in 1998 and 1997, respectively. At December 31, 1998, accounts receivable due from European and Asian customers were not significant. The functional currency of RealNetworks' foreign subsidiaries is the local currency of the country in which the subsidiary is incorporated. Results of operations of RealNetworks' foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. RealNetworks currently does not hedge its foreign currency exposures and therefore is subject to the risk of changes in exchange rates. RealNetworks expects that international revenues will increase over time in both absolute dollars and as a percentage of total net revenues. The cost structures of both domestic and international revenues are substantially the same.

     COST OF REVENUES

                                                  1998      CHANGE     1997     CHANGE     1996
                                                 -------    ------    ------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Software license fees..........................  $ 8,032     155%     $3,153     135%     $1,343
Service revenues...............................    2,631      10       2,392     332         554
Advertising....................................    1,727      88         920     219         288
                                                 -------              ------              ------
          Total cost of revenues...............  $12,390      92%     $6,465     196%     $2,185
                                                 =======              ======              ======
As a percentage of total net revenues..........       19%                 20%                 16%

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees includes cost of product media, duplication, manuals, packaging materials, amounts paid for licensed technology and fees paid to third party vendors for order fulfillment. Cost of software license fees was $8.0 million for 1998, an increase of 155% from $3.2 million in 1997, and increased as a percentage of software license fees to 17% from 12% in 1997. Cost of software license fees was $3.2 million in 1997, an increase of 135% from $1.3 million in 1996, and increased as a percentage of software license fees to 12% from 11% in 1996. The increases in absolute dollars were due primarily to higher sales volume. The increases in percentage terms were due to a shift in product mix toward lower margin player products, a greater percentage of sales through indirect channels and the utilization of a third party order fulfillment agency.

     COST OF SERVICE REVENUES. Cost of service revenues includes the cost of in-house and contract personnel providing customer support and related services and bandwidth expenses for streaming media hosting services. Cost of service revenues was $2.6 million for 1998, an increase of 10% from $2.4 million in 1997, but decreased as a percentage of service revenues to 18% from 48% in 1997. Cost of service revenues was $2.4 million for 1997, an increase of 332% from $0.6 million in 1996, but decreased as a percentage of service revenues to 48% from 49% in 1996. Cost of service revenues for 1997 includes $1.0 million of costs associated with the RealNetworks Conference. Excluding the impact of the RealNetworks Conference, cost of service revenues was $1.4 million in 1997, or 31% of service revenues. The 1998 and 1997 increases in absolute dollars, excluding the RealNetworks Conference, were primarily due to increased staff and contract personnel to provide services to a greater number of customers and increases in bandwidth expenses. The cost decreases as a percentage of service revenues were primarily due to economies of scale in providing support services to a larger customer base. The net costs of the 1998 RealNetworks Conference are included in sales and marketing expense.

     COST OF ADVERTISING REVENUES. Cost of advertising revenues includes personnel associated with content creation, bandwidth expenses and fees paid to third parties for content included in RealNetworks' Web sites. Cost of advertising revenues was $1.7 million for 1998, an increase of 88% from $0.9 million in 1997, and increased as a percentage of advertising revenues to 55% from 41% in 1997. Cost of advertising revenues was $0.9 million for 1997, an increase of 219% from $0.3 million in 1996, and increased as a percentage of advertising revenues to 41% from 28% in 1996. The increases were primarily due to increases in the quality and quantity of content available on RealNetworks' Web sites and higher bandwidth costs.

     RealNetworks' gross margins may be adversely affected by the mix of distribution channels used by RealNetworks and the mix of products sold.

     OPERATING EXPENSES

     Research and Development

                                                 1998      CHANGE     1997      CHANGE     1996
                                                -------    ------    -------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Research and development......................  $20,828      57%     $13,268     176%     $4,812
As a percentage of total net revenues.........       32%                  41%                 34%

     Research and development expenses consist primarily of salaries and consulting fees associated with product development and costs of technology acquired from third parties incorporated into products currently under development. To date, all research and development costs have been expensed as incurred, as technological feasibility is generally not established until substantially all development is complete. RealNetworks believes that significant investment in research and development is a critical factor in attaining its strategic objectives and, as a result, expects to increase research and development expenditures in future periods. Research and development expenses were $20.8 million in 1998, an increase of 57% from $13.3 million in 1997, but decreased as a percentage of total net revenues to 32% from 41% in 1997. The 1998 increase in absolute dollars was primarily due to increases in internal development personnel, consulting expenses and contract labor. The 1998 decrease in percentage terms was a result of revenues growing at a faster rate than expenses. Research and development expenses were primarily related to the development of new technology and products including RealSystem G2, the commercial version of which was released in November 1998, and enhancements made to existing products. Research and development expenses were $13.3 million in 1997, an increase of 176% from $4.8 million in 1996, and increased as a percentage of total net revenues to 41% from 34% in 1996. The 1997 increase was due primarily to increases in internal development personnel, travel and consulting expenses. Research and development expenses incurred in 1997 were primarily related to development of new technology and products, including RealVideo and RealSystem 5.0, and enhancements made to existing products.

     SALES AND MARKETING

                                                 1998      CHANGE     1997      CHANGE     1996
                                                -------    ------    -------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Sales and marketing...........................  $32,451      61%     $20,124     167%     $7,540
As a percentage of total net revenues.........       50%                  62%                 54%

     Sales and marketing expenses consist primarily of salaries, sales commissions, consulting fees, trade show expenses, advertising and cost of marketing collateral. RealNetworks intends to increase its branding and marketing efforts and, therefore, expects sales and marketing expenses to increase significantly in future periods. Sales and marketing expenses were $32.5 million in 1998, an increase of 61% from $20.1 million in 1997, but decreased as a percentage of total net revenues to 50% from 62% in 1997. Sales and marketing expenses were $20.1 million in 1997, an increase of 167% from $7.5 million in 1996, and increased as a percentage of total net revenues to 62% from 54% in 1996. The increases in absolute dollars were due to the expansion of RealNetworks' direct sales and marketing organization, the creation of additional foreign and domestic sales offices, promotions and expenses related to the continued development of the "Real" brand. Sales and marketing expenses in 1998 also include net costs associated with the 1998 RealNetworks Conference. The decrease in percentage terms in 1998 was a result of revenues growing at a faster rate than expenses.

     GENERAL AND ADMINISTRATIVE

                                                   1998     CHANGE     1997     CHANGE     1996
                                                  ------    ------    ------    ------    ------
                                                              (DOLLARS IN THOUSANDS)
General and administrative......................  $9,841      63%     $6,024      73%     $3,491
As a percentage of total net revenues...........      15%                 18%                 25%

     General and administrative expenses consist primarily of salaries, fees for professional services and bad debt expense. RealNetworks expects general and administrative expenses to increase as RealNetworks expands its staff and incurs additional costs related to growth of its business. General and administrative expenses were $9.8 million in 1998, an increase of 63% from $6.0 million in 1997, but decreased as a percentage of total net revenues to 15% from 18% in 1997. General and administrative expenses were $6.0 million in 1997, an increase of 73% from $3.5 million in 1996, but decreased as a percentage of total net revenues to 18% from 25% in 1996. The increases in absolute dollars for 1998 and 1997 were primarily due to increased personnel and facility expenses necessary to support RealNetworks' growth and costs associated with operating as a public company. The decreases in percentage terms were due to revenues growing at a rate faster than expenses.

  GOODWILL AMORTIZATION AND ACQUISITION CHARGES

     In March 1998, RealNetworks acquired Vivo Software, Inc., a developer of streaming media creation tools. RealNetworks issued approximately 1.1 million shares of its common stock in exchange for all outstanding shares of Vivo common stock and assumed options to purchase approximately 48,000 shares of RealNetworks common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Vivo's operations are included in RealNetworks' financial statements since the date of acquisition.

     The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of the acquisition. A portion of the purchase price represents acquired in-process research and development that has not yet reached technological feasibility and has no alternative future use. Of the total purchase price, $8.6 million was allocated to in-process research and development expense, $10.6 million was allocated to goodwill, and $0.5 million was allocated to tangible assets. Goodwill is amortized over its estimated life of five years.

     In light of the Securities and Exchange Commission's recent interpretation of accounting for acquired in-process research and development, RealNetworks has voluntarily restated the amount of the charge taken in connection with the acquisition of Vivo. Although RealNetworks had reported its first quarter results in accordance with established accounting practices and the valuation provided by an independent third party, RealNetworks voluntarily responded to new guidance from the Securities and Exchange Commission revising the valuation methodology used in determining charges associated with acquired in-process research and development. As a result, RealNetworks reduced the in-process research and development charge previously recognized in the first quarter of 1998 from $17.7 million to $8.6 million and increased the amount of goodwill from $1.5 million to $10.6 million.

     The in-process research and development projects acquired in the acquisition of Vivo consisted of the development of encoder tools and server and client codecs. The encoder tools allow users to create media content to be streamed over the Internet or intranets. The server and client codecs enhance the compression and decompression of multimedia content streamed over the Internet or intranets.

     The percentage completion of the projects at the time of acquisition was as follows:

Encoder tools.....................  40%-70%
Server codec......................      30%
Client codec......................      30%

     RealNetworks completed the development of the encoder tools in 1998. The total cost to complete development of the encoder tools was approximately $1.0 million. The server and client codec projects are expected to be complete in 1999. The expected aggregate cost to complete the server and client codecs is approximately $0.7 million.

     The fair value of the in-process technology was based on projected cash flows which were discounted based on the risks associated with achieving such projected cash flows upon successful completion of the acquired projects. Associated risks include the inherent difficulties and uncertainties in completing each project and achieving technological feasibility and risks related to the impact of potential changes in market conditions and technology. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the underlying technology. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology.

     The fair value of the in-process research and development was allocated to the projects as follows (in thousands):

Encoder tools.......................  $6,500
Server codec........................   1,500
Client codec........................     600
                                      ------
                                      $8,600
                                      ======

     Projected annual revenues for each of the in-process development projects were assumed to increase from product release through 2001, decline slightly in 2002 and decline significantly in 2003 and 2004. An insignificant amount of revenue was projected for in-process technology in the first quarter of 2005, which is estimated to be the end of the in-process technology's economic life.

     Gross profit was assumed to be 80% for the encoder tools and client codec and 94% for the server codec. The projected gross profit percentages were based on estimated costs of revenues which include duplication, manuals, packaging materials and third party order fulfillment costs. Gross profit projections were based on RealNetworks' experience with similar products.

     Estimated operating expenses, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for each of the in-process development projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses and development costs to maintain the technology once it has achieved technological feasibility.

     RealNetworks discounted the net cash flows of the in-process research and development projects to their present values using a discount rate of 42%. This discount rate approximates the overall rate of return for the acquisition of Vivo as a whole and reflects the inherent uncertainties surrounding the successful development of the in-process research and development projects and the uncertainty of technological advances that may occur in the future.

     Since the acquisition, RealNetworks has continued to market Vivo's existing products on a limited basis and will continue to do so until the in-process projects are completed.

     The acquisition of Vivo was a tax-free reorganization under the Internal Revenue Code. Therefore, the charge for in-process research and development and amortization of acquired intangible assets is not deductible for income tax purposes.

     Although RealNetworks believes that the acquisition of Vivo is in the best interests of RealNetworks and its shareholders, acquisitions involve a number of special risks, including the integration of acquired products and technologies in a timely manner; the integration of businesses and employees with RealNetworks' business; adverse effects on RealNetworks' reported operating results from acquisition-related charges and amortization of goodwill; potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; distraction of RealNetworks' management from the day-to-day business and operations of RealNetworks; the assumption of unknown liabilities; and the possible failure to retain key acquired personnel.

     Because most software business acquisitions involve the purchase of significant amounts of intangible assets, acquisitions of such businesses typically result in goodwill and amortization charges and may also involve charges for acquired research and development projects. RealNetworks may, in the future, acquire other complimentary businesses or technologies which may result in significant charges for acquired in-process research and development and the amortization of acquired intangible assets. Such charges could have a material adverse effect on RealNetworks' business, financial condition and results of operations.

  OTHER INCOME, NET

                                                    1998     CHANGE     1997     CHANGE    1996
                                                   ------    ------    ------    ------    ----
                                                              (DOLLARS IN THOUSANDS)
Other income, net................................  $4,576     130%     $1,992     778%     $227

     Other income, net consists primarily of earnings on RealNetworks' cash, cash equivalents and short-term investments. The increases in 1998 and 1997 were due primarily to investment earnings on higher average cash balances.

INCOME TAXES

     RealNetworks has incurred net operating losses in each period from inception through December 31, 1998. At December 31, 1998, RealNetworks has provided a full valuation allowance on its deferred tax assets because of uncertainties regarding recoverability. See Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, RealNetworks has financed its operations primarily through sales of preferred stock and common stock. Net proceeds from these sales totaled $94.0 million, including net proceeds of $38.5 million from RealNetworks' initial public offering in November 1997. In addition, during 1997 RealNetworks entered into a strategic agreement with Microsoft pursuant to which RealNetworks granted Microsoft a nonexclusive license to certain RealNetworks technology and related RealNetworks trademarks for a license fee of $30.0 million.

     Net cash provided by operating activities was $9.5 million and $8.6 million in 1998 and 1997, respectively. Net cash used in operating activities was $0.6 million in 1996. Net cash provided by operating activities in 1998 resulted primarily from a decrease in license fee receivable of $10.0 million, partially offset by a net loss of $16.4 million, which was offset by a noncash acquisition charge of $8.7 million. Net cash provided by operating activities in 1997 was primarily attributable to an increase of $29.2 million in deferred revenue, related primarily to the Microsoft license agreement, partially offset by a net loss of $11.2 million, an increase of $1.9 million in trade accounts receivable and an increase in license fee receivable of $10.0 million. Net cash used in operating activities in 1996 was primarily due to a net loss of $3.8 million and an increase in trade accounts receivable of $2.7 million, offset by increases in accounts payable of $2.2 million and deferred revenue of $2.3 million.

     Net cash used in investing activities of $25.5 million, $31.3 million, and $4.8 million in 1998, 1997 and 1996, respectively, was primarily related to net increases in short-term investments and purchases of equipment and leasehold improvements. Purchases of equipment and leasehold improvements have primarily related to supporting the increased number of employees.

     Net cash provided by financing activities of $5.7 million in 1998 primarily consisted of proceeds from the exercise of stock options and warrants. Net cash provided by financing activities of $70.3 million in 1997 was primarily from net proceeds of $29.9 million from sales of preferred stock and $38.5 million in net proceeds from the sale of common stock associated with RealNetworks' initial public offering. Net cash provided by financing activities of $17.1 million in 1996 was primarily due to net proceeds from sales of preferred stock.

     As of December 31, 1998, RealNetworks had $103.5 million of cash and cash equivalents, short-term investments and restricted cash equivalents. As of December 31, 1998, RealNetworks' principal commitments consisted of obligations outstanding under operating leases and a $1.0 million note payable.

     During 1998, RealNetworks entered into a lease agreement for a new location for its corporate headquarters. The lease commences on April 1, 1999 and expires in April 2011, with an option to renew the lease for either a three- or ten-year period. RealNetworks expects to occupy the new facilities in the second quarter of 1999. RealNetworks is funding the tenant improvements, a portion of which may be financed through equipment leases. In addition, RealNetworks is in the process of upgrading and replacing its existing internal information systems. The costs of the tenant improvements and information systems are anticipated to total approximately $14 million in 1999.

     RealNetworks does not hold derivative financial instruments or equity securities in its investment portfolio. RealNetworks' cash equivalents and short-term investments consist of high quality securities, as specified in its investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio and requires that all short-term investments mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1998, the fair value of the portfolio would decline by an immaterial amount. Because RealNetworks has historically held its fixed income investments until maturity, RealNetworks would not expect its operating results or cash flows to be significantly affected by a sudden change in market interest rates on its securities portfolio.

     RealNetworks conducts its operations in five primary functional currencies: the United States dollar, the Japanese yen, the British pound, the French franc and the German mark. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on RealNetworks' financial condition or results of operations. RealNetworks currently does not hedge its foreign currency exposures and is therefore subject to the risk of exchange rates. RealNetworks invoices the customers of its international subsidiaries primarily in U.S. dollars, except in Japan, where RealNetworks invoices its customers primarily in yen. RealNetworks is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. RealNetworks' exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from RealNetworks' foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact in 1998 and 1997.

     On January 1, 1999, the participating member countries of the European Union converted to a common currency, the euro. On that same date they established fixed conversion rates between their existing sovereign currencies and the euro. Even though legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro until January 1, 2002, the participating countries will no longer be able to direct independent interest rates for the legacy currencies. The authority to set monetary policy will now reside with the new European Central Bank. RealNetworks does not anticipate any material impact from the euro conversion on its financial information systems, which currently accommodate multiple currencies. Due to numerous uncertainties, RealNetworks cannot reasonably estimate the effect that the euro conversion issue will have on its pricing or market strategies or the impact, if any, it will have on its financial condition and results of operations.

     Since its inception, RealNetworks has significantly increased its operating expenses. RealNetworks currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of its cash resources. RealNetworks believes that its current cash, cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

MICROSOFT RELATIONSHIP

     In June 1997, RealNetworks entered into a strategic agreement with Microsoft pursuant to which RealNetworks granted Microsoft a nonexclusive license to certain substantial elements of the source code of RealNetworks' RealAudio/RealVideo Version 4.0 technology and related RealNetworks trademarks for a license fee of $30.0 million. RealNetworks is recognizing revenue related to the agreement ratably over the three-year term of its ongoing obligations.

     Microsoft may sublicense its rights to the licensed source code to third parties under certain conditions without further compensation to RealNetworks. In addition, Microsoft was granted an option to receive two additional deliveries of updated versions of the source code. Microsoft's right to receive the first delivery expired unexercised in July 1998. Microsoft may elect to acquire an updated version of the source code once before July 1999, upon payment of a license fee of $35.0 million. Under certain conditions, if RealNetworks licenses its source code to a third party, the agreement provides for a partial refund of the license fee paid by Microsoft, based on a declining scale over the three-year term of the agreement.

     In connection with the agreement, Microsoft made a $30.0 million minority investment in RealNetworks in the form of 3.3 million shares of nonvoting preferred stock. These shares were converted into nonvoting special common stock concurrent with RealNetworks' initial public offering in November 1997. All shares of special common stock automatically convert into the same number of shares of common stock upon sale or transfer by Microsoft to a third party not otherwise affiliated with Microsoft. Microsoft has publicly indicated that it intends to sell its investment in RealNetworks and, as of December 31, 1998, had sold a total of 752,000 shares.

     On July 23, 1998, Robert Glaser, RealNetworks' Chief Executive Officer, testified before the Senate Judiciary Committee that if a consumer had the RealPlayer on his or her computer system, and then downloaded the Windows Media Player, the Windows Media Player (in certain instances) disabled important functions of RealNetworks' RealPlayer. As a result, some of RealNetworks' customers who had downloaded the free RealPlayer, or paid for the RealPlayer Plus, found that their players did not work. RealNetworks quickly incorporated a workaround solution into its RealPlayer and RealPlayer Plus and also posted this workaround solution on its Web site. RealNetworks believes the workaround solution corrected the problem at the time and, as a result, RealNetworks believes only a small number of customers were impacted by the situation. RealNetworks believes there is a continued risk that future versions of Microsoft's products, especially Internet Explorer and the Windows Media Player, might likely negatively impact the experience of RealNetworks' customers by displaying a Windows Media Player when the customer seeks to play RealAudio or RealVideo content, or posting an error message when the customer tries to play content available in RealNetworks' formats that may not be viewed through the Windows Media Player without telling the customer how to obtain the latest RealPlayer. Such actions by Microsoft could materially reduce market share for the RealPlayer and have a negative effect on demand for RealNetworks' server software and tools. RealNetworks has provided and will continue to seek to provide useful input to Microsoft to address these situations to provide an optimal experience for consumers. In light of these recent events, RealNetworks' relationship with Microsoft has become more competitive.

     See "Factors that May Affect RealNetworks' Business, Future Operating Results and Financial Condition -- Intense Competition From Microsoft and Other Product and Service Providers," below.

YEAR 2000

     What is commonly referred to as the "Year 2000" problem arose because many existing computer programs use only the last two digits to refer to a year. As a result, date-sensitive computer programs may not be able to distinguish whether a two-digit date designated as "00" refers to 1900 or 2000. This problem could cause system failures or the creation of wrong information and disrupt RealNetworks' operations.

     RealNetworks has developed a phased plan to achieve Year 2000 compliance for its internal processing and operational systems and the current versions of its software products. During the first quarter of 1999, RealNetworks will assess the state of its internal and external Year 2000 compliance. During the second quarter of 1999, a plan to correct any problems found during the assessment will be developed and tested. During the third quarter of 1999, this remediation plan (consisting of upgrading and replacement of certain product versions, if necessary) will be implemented and tested for compliance.

     RealNetworks is planning to make Year 2000 readiness disclosures stating that the current versions of its products are "Year 2000 Compliant." "Year 2000 Compliant" means that software products and systems are able to function properly before, during and after the Year 2000 without loss of functionality due to date changes. This assurance assumes that RealNetworks' products are configured and used in accordance with the related documentation, that the underlying operating system of the host machine for RealNetworks' products and any other software used with or in such host machine are also Year 2000 Compliant, and that all other products (whether hardware, software, or firmware) used with a RealNetworks product properly exchange data with it.

     RealNetworks is currently testing and will continue to test its products and systems and may find errors or defects associated with Year 2000 date functions. RealNetworks has not tested its products on all platforms or all versions of operating systems that RealNetworks currently supports. RealNetworks believes that all of the current versions of its products will be Year 2000 Compliant by the end of 1999. RealNetworks has not specifically tested software obtained from third parties (licensed software, shareware and freeware) that is incorporated into RealNetworks' products, but RealNetworks is seeking assurances from its vendors that licensed software is Year 2000 compliant. Despite RealNetworks' testing, testing by RealNetworks' current and potential customers, and whatever assurances, if any, RealNetworks may receive from developers of technology incorporated into RealNetworks' products, RealNetworks' and vendors' products may contain undetected errors or defects associated with Year 2000 date functions.

     RealNetworks relies on third parties for services such as telecommunications, Internet service, utilities and other key services and supplies. RealNetworks is seeking confirmation from such service providers that their systems are Year 2000 compliant. Interruption of those services or supplies due to Year 2000 issues could adversely affect RealNetworks' operations. RealNetworks is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. RealNetworks is in the process of updating and upgrading its internal information systems. Although the replacement of information systems is not in direct response to Year 2000 concerns, RealNetworks expects that all new internal information systems implemented in 1999 will be Year 2000 compliant.

     Known or unknown Year 2000 errors or defects in RealNetworks' internal systems and products, lack of Year 2000 compliance by third party software incorporated in RealNetworks' products and/or interruption of services from RealNetworks' external service providers due to Year 2000 problems could result in failure or disruption of RealNetworks' products and operations, delay or loss of revenue, diversion of development resources, damage to RealNetworks' reputation, claims or litigation and increased service and warranty costs, any of which could impair RealNetworks' finances or business prospects. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and RealNetworks is aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent RealNetworks may be affected by it.

     RealNetworks currently responds to customer concerns about its products on a case-by-case basis, but plans to post a Web page on its primary Web site indicating the Year 2000 status of its products. RealNetworks believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways, including the decision to delay purchasing RealNetworks' products until the Year 2000. RealNetworks believes that it is not possible to predict the overall impact of these decisions.

     At this stage in RealNetworks' analysis and remediation process, it is difficult to specifically identify the cause and the magnitude of any adverse economic impact of the most reasonably likely worst case Year 2000 scenario. RealNetworks' reasonably likely worst case scenario would include the unavailability of RealNetworks' major internal systems to RealNetworks' employees, and the failure of RealNetworks' products to operate properly, causing customers' systems and/or operations to fail or be disrupted. Such worst case scenario also would include the failure of key vendors and/or suppliers to correct their own Year 2000 issues, which failures could cause failure or disruption of RealNetworks' operations or products. If a worst case scenario occurs, RealNetworks may incur expenses to repair its systems or upgrade its products, face interruptions in the work of its employees, lose advertising, service and product license revenue, not be able to support the broadcast of other companies' content over the Internet, not be able to deliver downloads of its products, incur increased warranty and service expenses and suffer damage to its reputation. In addition, customers may sue RealNetworks or otherwise seek compensation for their losses. RealNetworks has indemnified certain customers for claims and losses if its products are not Year 2000 Compliant. Any or all of the above events could have a material adverse economic impact on RealNetworks' business, financial condition and results of operations.

     RealNetworks has not yet fully developed a comprehensive contingency plan to address situations that may result if RealNetworks is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material. To date, RealNetworks has not incurred significant expenditures for its Year 2000 remediation efforts. Although RealNetworks does not anticipate the costs to address its Year 2000 issues to be material, the costs of Year 2000 remediation work and the date on which RealNetworks plans to complete such work are based on management's best estimates, which are derived from assumptions about future events, including the availability of certain resources, third-party remediation plans and other factors. In addition, undetected errors or the failure of such systems to be Year 2000 Compliant could create significant record-keeping and operational deficiencies. Accordingly, if

Year 2000 modifications, evaluations, assessments and conversions are not made, or are not completed in time, the Year 2000 problem could have a material adverse impact on RealNetworks' business, financial condition and results of operations.

SHAREHOLDER RIGHTS PLAN

     On October 16, 1998, RealNetworks' Board of Directors declared a dividend of one preferred share purchase right (Right) in connection with its adoption of a Shareholder Rights Plan dated December 4, 1998, for each outstanding share of RealNetworks' common stock on December 14, 1998 (Record Date). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights will not immediately be exercisable and detachable from the common stock. The Rights will become exercisable and detachable only following the acquisition by a person or a group of 15 percent or more of the outstanding common stock or ten days following the announcement of a tender or exchange offer for 15 percent or more of the outstanding common stock (Distribution
Date). After the Distribution Date, each Right will entitle the holder to purchase for $150 (Exercise Price), a fraction of a share of RealNetworks' Series A preferred stock with economic terms similar to that of one share of RealNetworks' common stock. Upon a person or a group acquiring 15 percent or more of the outstanding common stock, each Right will allow the holder (other than the acquiror) to purchase common stock or securities of RealNetworks having a then current market value of two times the Exercise Price of the Right. In the event that following the acquisition of 15 percent of the common stock by an acquiror, RealNetworks is acquired in a merger or other business combination or 50 percent or more of RealNetworks' assets or earning power are sold, each Right will entitle the holder to purchase for the Exercise Price common stock or securities of the acquiror having a then current market value of two times the Exercise Price. In certain circumstances, the Rights may be redeemed by RealNetworks at a redemption price of $0.01 per Right. If not earlier exchanged or redeemed, the Rights will expire on December 4, 2008.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1998, the American Institute of Certified Public Accounts (AICPA) issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9), which amends certain elements of SOP 97-2, "Software Revenue Recognition" and is effective for fiscal years beginning after March 15, 1999. RealNetworks believes that the adoption of SOP 98-9 will not have a material effect on its results of operations or financial position.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. RealNetworks does not expect the adoption of SFAS 133 to have a material impact on its consolidated financial statements.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. RealNetworks does not expect the adoption of SOP 98-1 to have a material impact on its consolidated financial statements. RealNetworks plans to adopt SOP 98-1 in 1999.

FACTORS THAT MAY AFFECT REALNETWORKS' BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered in evaluating RealNetworks' business and prospects.

LIMITED OPERATING HISTORY; HISTORY OF LOSSES; ANTICIPATION OF FUTURE LOSSES

     RealNetworks was incorporated in February 1994 and did not recognize any revenue until July 1995. RealNetworks' business of developing streaming media software and its participation in the media delivery and electronic commerce markets are relatively new. RealNetworks has had limited financial results upon which you may base an assessment of its future success. It has had significant losses since inception and, as of December 31, 1998, had an accumulated deficit of approximately $33.9 million.

     If RealNetworks is to become and remain profitable, it will need to, among other things:

     - establish and develop broad market acceptance of its products and services

     - respond quickly to new market developments

     - successfully respond to competition from Microsoft and others

     - expand sales and marketing operations

     - continue to develop new products and product features

     - broaden customer support capabilities

     - control expenses

     - attract, train and retain qualified employees

FUTURE REVENUES ARE UNPREDICTABLE; OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY

     As a result of RealNetworks' limited operating history and the rapidly changing nature of the markets in which it competes, RealNetworks may be unable to forecast its quarterly and annual revenues accurately. RealNetworks expects its future operating results to fluctuate significantly based, in part, on the following factors, several of which are outside of its control:

     - the market success of RealNetworks' products and services

     - how and when RealNetworks introduces new products and services and enhances its existing products and services

     - prices for RealNetworks' products and services

     - how RealNetworks distributes its products

     - how RealNetworks' competitors compete in the areas of new products and services, pricing and distribution

     - costs of litigation and intellectual property protection

     - growth in Internet and intranet use

     - the emergence of new competition

     - varying operating costs and capital expenditures related to expansion of RealNetworks' business operations and infrastructure

     - technical difficulties with RealNetworks' products

     - government regulations

     - general economic conditions

     Based on these factors, RealNetworks believes that its revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied on as indications of future results. RealNetworks may be unable to increase revenues or maintain its historical growth rate. If future operating results are below the expectations of securities analysts and investors, RealNetworks' stock price may decline.

INTENSE COMPETITION FROM MICROSOFT AND OTHER PRODUCT AND SERVICE PROVIDERS

     The market for software and services for the Internet and intranets is relatively new, constantly changing and intensely competitive. As streaming media evolves into a central and necessary component of the Internet experience, more companies are entering the market for, and expending ever greater resources to develop, streaming media software and services, and competition is thus intensifying. Many of RealNetworks' current and potential competitors have longer operating histories, greater name recognition, larger overall installed bases, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than RealNetworks.

     RealNetworks' principal competitor in the development and distribution of streaming media technology is Microsoft Corporation. Microsoft currently competes with RealNetworks in the market for streaming media server and player software. RealNetworks believes that Microsoft's commitment to and presence in the streaming media industry has significantly increased and will continue to dramatically increase competitive pressure in the overall market for streaming media software leading to, among other things, increased pricing pressure and longer sales cycles. Such pressures may result in price reductions in RealNetworks products and may also materially reduce RealNetworks' market share, either of which could materially adversely affect RealNetworks' finances and business prospects.

     Microsoft provides its competing streaming media server products for free by bundling them, with no separately stated additional cost, to customers purchasing Windows NT servers and has made them available for download from its Web site for free. While RealNetworks believes that its products have certain technical advantages, Microsoft's practices may cause pricing pressure on RealNetworks server products and may reduce RealNetworks' market share for server software, tools and player software. In addition, RealNetworks believes that Microsoft has used and may be able to use its dominant position in the computer industry to secure preferential distribution and bundling contracts for its streaming media products with third parties such as ISPs, online service providers, content producers, VARs and OEMs, including third parties with whom RealNetworks has relationships. Such arrangements, together with Microsoft's aggressive marketing of Windows NT, may reduce RealNetworks' share of the server, tools and player market. Microsoft's Windows Media Player, introduced in mid-1998, competes with RealNetworks' RealPlayer. The Windows Media Player is available for download from Microsoft's Web site for free, and is bundled by Microsoft with the Windows 98 operating system and with Microsoft's browser, Internet Explorer. In addition, Microsoft has bundled certain audio capabilities into a radio toolkit for Internet Explorer 5.0, and the browser includes Web Events, providing links to audio and video on the Internet. By leveraging its dominant position in operating systems and tying streaming media into the operating system and the browser, RealNetworks expects that Microsoft will distribute substantially more copies of the Windows Media Player than in the past and will be able to drive more users to its streaming media products. Microsoft does not plan to distribute the RealPlayer with future versions of Windows 98.

     In addition to Microsoft, RealNetworks faces increased competition from other companies that are developing and marketing streaming media product offerings, most notably Apple Computer, Inc. Apple's QuickTime technology is a popular format for downloading content, and Apple will soon be releasing QuickTime 4.0, which will include a streaming media server. Because of Apple's large installed base of QuickTime authors and users, brand recognition and available resources, Apple, like Microsoft, poses a serious potential threat to RealNetworks. Other competitors include Cisco Systems, Inc./Precept Software, PictureTel/Starlight Networks, and Oracle Corporation. As more companies enter the market with products and services that compete with RealNetworks' servers, players and tools, the competitive landscape could change rapidly.

     While RealNetworks believes that it has the leading position for conventional PC-based Internet streaming systems, no clear standards have emerged with respect to non-PC, wireless, cable-based systems. Likewise, no one company has gained a dominant position in the mobile device market because such devices are not yet well architected to handle media. Another company or standard may emerge in any of these areas to surpass RealNetworks. In addition, RealNetworks faces competition to a lesser degree from non-streaming audio and video delivery technologies such as AVI, QuickTime, and MP3. MP3, a current phenomenon in

IP-based media delivery that RealNetworks is not now participating in, is emerging as a popular distribution mechanism for "fast download" of audio content that does not require streaming. Other fast download, or non-streaming IP-based content distribution methods, are likely to emerge.

     RealNetworks also competes with a variety of companies that provide streaming media hosting services, many of whom use RealNetworks' technology, such as Broadcast.com, Intervu, Inc., and Enron Communications, Inc. While RealNetworks believes that its Real Broadcast Network is continuing to grow its customer base and revenues, it also believes that Broadcast.com has been successful in building perceived market position. RealNetworks also competes with a variety of Web sites, such as Buydirect.Com and Beyond.Com, in the electronic distribution of certain of its products. To compete successfully in the electronic commerce market, RealNetworks must attract sufficient commercial traffic to its Web sites by offering high quality, competitively priced merchandise in a compelling, easy-to-purchase format. There can be no assurance that RealNetworks will be able to compete successfully in the market for electronic commerce, and any failure to do so could have a material adverse effect on RealNetworks' business, financial condition and results of operations.

     RealNetworks competes for user traffic and Internet advertising revenues with a wide variety of Web sites, ISPs and especially audio, video and other media aggregators, such as Broadcast.com and Microsoft's Web Events, which compete with RealNetworks' RealGuide. While Internet advertising revenues across the industry continue to grow, the number of Web sites competing for such revenue is also growing rapidly. RealNetworks' advertising sales force and infrastructure are still in early stages of development relative to RealNetworks' competitors. There can be no assurance that advertisers will place advertising with RealNetworks or that revenues derived from such advertising will be material. In addition, if RealNetworks loses advertising customers, fails to attract new customers, is forced to reduce advertising rates or otherwise modify its rate structure to retain or attract customers, or loses Web site traffic, RealNetworks business, financial condition and results of operations may be materially adversely affected.

     Competitive factors in the streaming media market include the quality and reliability of software; features for creating, editing and adapting content; ease of use and interactive user features; scalability and cost per user; pricing and licensing terms; the emergence of new and better formats; and compatibility with the user's existing network components and software systems. To expand its user base and further enhance the user experience, RealNetworks must continue to innovate and improve the performance of RealSystem G2. RealNetworks anticipates that consolidation will continue in the streaming media industry and related industries such as computer software, media and communications. Consequently, competitors may be acquired by, receive investments from or enter into other commercial relationships with, larger, well-established and well-financed companies. There can be no assurance that RealNetworks can establish or sustain a leadership position in this market segment. RealNetworks is committed to the continued market penetration of its brand, products and services, which, as a strategic response to changes in the competitive environment, may require pricing, licensing, service or marketing changes intended to extend its current brand and technology franchise. Price concessions or the emergence of other pricing or distribution strategies by competitors may have a material adverse effect on RealNetworks' business, financial condition and results of operations.

     For additional discussion of the Microsoft Relationship and competition, see "Business -- Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Microsoft Relationship."

LACK OF ESTABLISHED MARKET FOR PRODUCTS AND SERVICES; DEPENDENCE ON INTERNET AND INTRANETS AS MEDIUMS OF COMMERCE AND COMMUNICATIONS

     The market for RealNetworks' streaming media products and services is new and evolving rapidly. It depends on increased use of the Internet and intranets. If the Internet and intranets are not adopted as methods for commerce and communications, or if the adoption rate slows, the market for RealNetworks' products and services may not grow, or may develop more slowly than expected.

     RealNetworks believes that increased Internet use may depend on the availability of greater bandwidth or data transmission speeds or on other technological improvements, and RealNetworks is largely dependent on third party companies to provide or facilitate these improvements. Changes in content delivery methods and emergence of new Internet access devices such as TV set-top boxes could dramatically change the market for streaming media products and services if new delivery methods or devices do not use streaming media or if they provide a more efficient method for transferring data than streaming media.

     The electronic commerce market is relatively new and evolving. Sales of RealNetworks' products depend in large part on the development of the Internet as a viable commercial marketplace. There are now substantially more users and much more "traffic" over the Internet than ever before, use of the Internet is growing faster than anticipated, and the technological infrastructure of the Internet may be unable to support the demands placed on it by continued growth. Delays in development or adoption of new technological standards and protocols, or increased government regulation, could also affect Internet use. In addition, issues related to use of the Internet and intranets, such as security, reliability, cost, ease of use and quality of service, remain unresolved and may affect the amount of business that is conducted over the Internet and intranets.

PRODUCT DELAYS AND ERRORS

     RealNetworks has experienced development delays and cost overruns associated with its product development. It may encounter such problems in the future. Delays and cost overruns could affect RealNetworks' ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. RealNetworks' products also may contain undetected errors that could cause adverse publicity, reduced market acceptance of the products, or lawsuits by customers.

DEPENDENCE ON KEY PERSONNEL

     RealNetworks' success is substantially dependent upon the continued employment of its executive officers and key employees, particularly Mr. Glaser, RealNetworks' Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Glaser or any of its other executive officers or key employees could adversely affect RealNetworks' business. None of RealNetworks' executive officers has a contract that guarantees employment. Other than the $2 million insurance policy on the life of Mr. Glaser, RealNetworks does not maintain "key person" life insurance policies.

     RealNetworks' success also depends on its ability to attract, train and retain qualified personnel, specifically those with management, technical, product development and sales skills. Competition for such personnel is intense, particularly in high technology centers such as the Pacific Northwest. RealNetworks' failure to attract, train or retain highly qualified personnel could have a material adverse effect on RealNetworks' business, financial condition and results of operations.

PROPRIETARY RIGHTS; CLAIMS OF INFRINGEMENT

     RealNetworks' success and ability to compete partly depend on the superiority, uniqueness or value of its technology, including both internally developed technology and the technology licensed from third parties. Others may develop technologies that are similar or superior to those of RealNetworks. Such development could impair RealNetworks' ability to compete. Patents, trademarks, copyrights and other proprietary rights are important to RealNetworks' success and competitive position. RealNetworks protects its intellectual property through a combination of patent, trademark, copyright and trade secret laws. Policing unauthorized use of RealNetworks' products is difficult and the steps RealNetworks takes may not prevent the misappropriation or infringement of technology or proprietary rights. In addition, litigation may be necessary to enforce RealNetworks' intellectual property rights, to defend the validity of patents, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Such misappropriation or litigation could result in substantial costs and diversion of resources and the potential loss of intellectual property rights, any of which could impair RealNetworks' finances or business prospects.

     RealNetworks has received, and may continue to receive, notices of claims of infringement of other parties' proprietary rights. Such claims may involve RealNetworks' internally developed technology or technology and enhancements that RealNetworks licenses from third parties. Any such claims could require RealNetworks to spend time and money defending against them and, if they were decided adversely to RealNetworks, could cause RealNetworks to pay damages, to be subject to injunctions, or to halt distribution of its products while it re-engineers them or seeks licenses to necessary technology (which might not be available on reasonable terms). Moreover, RealNetworks could also be subject to claims for indemnification resulting from infringement claims made against its customers, which could increase RealNetworks' defense costs and potential damages. Any of these factors could impair RealNetworks' finances and business prospects.

ONLINE COMMERCE SECURITY RISKS

     Online commerce and communications depend on the ability to transmit confidential information securely over public networks. Any compromise of RealNetworks' ability to transmit confidential information securely, and costs associated with the prevention or elimination of such problems, could have a material adverse effect on RealNetworks' business. Online transmissions are subject to the following risks, among others:

     - RealNetworks' own or licensed encryption and authentication technology may be subject to events or developments that could compromise or breach the security of customer information

     - a third party could circumvent RealNetworks' security measures and misappropriate proprietary information or interrupt operations

     - credit card companies could restrict online credit card transactions

     - security breaches could damage RealNetworks' reputation and expose it to litigation or liability

INTERNATIONAL OPERATIONS

     RealNetworks operates subsidiaries in England, France, Germany and Japan, and markets and sells its products in several other countries. As such, it is subject to the normal risks of doing business abroad. Risks include unexpected changes in regulatory requirements, export and import restrictions, tariffs and trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potential adverse tax consequences, exchange rate fluctuations, increased risks of piracy, limits on RealNetworks' ability to enforce its intellectual property rights, discontinuity of RealNetworks' infrastructures, limitations on fund transfers and other legal and political risks. Such limitations and interruptions could have a material adverse effect on RealNetworks' business. RealNetworks does not currently hedge its foreign currency exposures. See "Liquidity and Capital Resources."

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     RealNetworks is not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses. It is possible that a number of laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet. Governments have and may continue to enact legislation applicable to RealNetworks in areas such as content distribution, performance and copying, other copyright issues, network security, encryption, the use of key escrow data, privacy protection, caching of content by server products, electronic authentication or "digital" signatures, illegal or obscene content, access charges and retransmission activities. The applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is also uncertain. Export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase RealNetworks' cost of doing business or increase its legal exposure. For a more detailed discussion of government regulation and legal uncertainties, see "Business -- Governmental Regulation" and "Legal Proceedings."

ASSESSMENT OF TAXES FOR PRIOR PERIODS

     RealNetworks currently does not collect sales or other taxes on the sale of its products, license of technology, or provision of services in states and countries other than those in which RealNetworks has offices or employees. In October 1998, the Internet Tax Freedom Act (ITFA) was signed into law. Among other things, the ITFA imposes a three year moratorium on discriminatory taxes on electronic commerce. Nonetheless, foreign countries or, following the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdictions. If one or more states or any foreign country were able to require RealNetworks to collect sales or other taxes from current or past sales of products, licenses of technology, or provision of services, this would have a material adverse effect on RealNetworks' business, especially because RealNetworks would be unable to go back to customers to collect sales taxes for past sales and may have to pay such taxes out of its own funds.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption "Liquidity and Capital Resources" in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REALNETWORKS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1998          1997         1996
                                                              ----------    ----------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
  Software license fees.....................................   $ 46,949      $ 25,494      $11,876
  Service revenues..........................................     14,742         4,972        1,120
  Advertising...............................................      3,148         2,254        1,016
                                                               --------      --------      -------
          Total net revenues................................     64,839        32,720       14,012
                                                               --------      --------      -------
Cost of revenues:
  Software license fees.....................................      8,032         3,153        1,343
  Service revenues..........................................      2,631         2,392          554
  Advertising...............................................      1,727           920          288
                                                               --------      --------      -------
          Total cost of revenues............................     12,390         6,465        2,185
                                                               --------      --------      -------
     Gross profit...........................................     52,449        26,255       11,827
                                                               --------      --------      -------
Operating expenses:
  Research and development..................................     20,828        13,268        4,812
  Sales and marketing.......................................     32,451        20,124        7,540
  General and administrative................................      9,841         6,024        3,491
  Goodwill amortization.....................................      1,596            --           --
  Acquisition charges.......................................      8,723            --           --
                                                               --------      --------      -------
          Total operating expenses..........................     73,439        39,416       15,843
                                                               --------      --------      -------
     Operating loss.........................................    (20,990)      (13,161)      (4,016)
                                                               --------      --------      -------
Other income (expense):
  Interest income...........................................      5,325         2,225          296
  Other expense.............................................       (749)         (233)         (69)
                                                               --------      --------      -------
     Other income, net......................................      4,576         1,992          227
                                                               --------      --------      -------
          Net loss..........................................   $(16,414)     $(11,169)     $(3,789)
                                                               ========      ========      =======
Basic and diluted net loss per share........................   $  (0.51)     $  (2.88)     $(11.91)
Shares used to compute basic and diluted net loss per
  share.....................................................     32,323         4,041          321
Comprehensive loss:
  Net loss..................................................   $(16,414)     $(11,169)     $(3,789)
  Translation adjustment....................................         36          (151)         (11)
                                                               --------      --------      -------
     Comprehensive loss.....................................   $(16,378)     $(11,320)     $(3,800)
                                                               ========      ========      =======

          See accompanying notes to consolidated financial statements.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Current assets:
  Cash, cash equivalents and short-term investments.........  $ 89,777     $ 92,537
  Trade accounts receivable, net of allowances for doubtful
     accounts and sales returns of $1,166 in 1998 and $829
     in 1997................................................     4,941        5,270
  License fee receivable....................................        --       10,000
  Prepaid expenses and other current assets.................     3,212        2,052
                                                              --------     --------
          Total current assets..............................    97,930      109,859
                                                              --------     --------
Equipment and leasehold improvements, at cost:
  Equipment and software....................................    10,914        6,549
  Leasehold improvements....................................     1,441        1,347
                                                              --------     --------
          Total equipment and leasehold improvements........    12,355        7,896
  Less accumulated depreciation and amortization............     6,082        2,753
                                                              --------     --------
          Net equipment and leasehold improvements..........     6,273        5,143
                                                              --------     --------
Restricted cash equivalents.................................    13,700           --
Other assets................................................     1,108        1,702
Goodwill, net of accumulated amortization of $1,596 in
  1998......................................................     9,048           --
                                                              --------     --------
          Total assets......................................  $128,059     $116,704
                                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,563        2,136
  Accrued liabilities.......................................    10,418        3,653
  Deferred revenue, excluding non-current portion...........    23,742       16,550
                                                              --------     --------
          Total current liabilities.........................    37,723       22,339
                                                              --------     --------
Deferred revenue, excluding current portion.................     5,833       15,500
Note payable................................................       987          963
Shareholders' equity:
  Preferred stock, $0.001 par value, no shares issued and
     outstanding
     Series A: authorized 200 shares........................        --           --
     Undesignated series: authorized 59,800 shares..........        --           --
  Common stock, $0.001 par value
     Authorized 293,704 shares; issued and outstanding
      30,988 shares in 1998 and 27,528 shares in 1997.......        31           28
  Special common stock, $0.001 par value
     Authorized 6,296 shares; issued and outstanding 2,586
      shares in 1998 and
       3,338 shares in 1997.................................         3            3
  Additional paid-in capital................................   117,546       95,557
  Accumulated other comprehensive loss......................      (126)        (162)
  Accumulated deficit.......................................   (33,938)     (17,524)
                                                              --------     --------
          Total shareholders' equity........................    83,516       77,902
                                                              --------     --------
Commitments and contingencies
          Total liabilities and shareholders' equity........  $128,059     $116,704
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

                      REALNETWORKS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                             SPECIAL                     ACCUMULATED
                                    PREFERRED STOCK     COMMON STOCK      COMMON STOCK     ADDITIONAL       OTHER
                                    ----------------   ---------------   ---------------    PAID-IN     COMPREHENSIVE   ACCUMULATED
                                    SHARES    AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     INCOME (LOSS)     DEFICIT
                                    -------   ------   ------   ------   ------   ------   ----------   -------------   -----------
                                                                            (IN THOUSANDS)
Balances at December 31, 1995.....   13,713    $ 14        37    $--        --     $--      $    922        $  --        $ (2,047)
Exercise of common stock
  options.........................       --      --       499      1        --      --            43           --              --
Issuance of preferred stock
  warrants........................       --      --        --     --        --      --         1,579           --              --
Accretion of redemption value of
  redeemable, convertible
  preferred stock.................       --      --        --     --        --      --            --           --             (31)
Translation adjustment............       --      --        --     --        --      --            --          (11)             --
    Net loss......................       --      --        --     --        --      --            --           --          (3,789)
                                    -------    ----    ------    ---     -----     ---      --------        -----        --------
Balances at December 31, 1996.....   13,713      14       536      1        --      --         2,544          (11)         (5,867)
Exercise of common stock
  options.........................       --      --     1,144      1        --      --           255           --              --
Issuance of common stock in
  exchange for services...........       --      --        16     --        --      --            55           --              --
Issuance of preferred stock
  warrants........................       --      --        --     --        --      --         4,068           --              --
Accretion of redemption value of
  redeemable, convertible
  preferred stock.................       --      --        --     --        --      --            --           --            (488)
Exercise of common stock
  warrants........................       --      --       184     --        --      --            37           --              --
Conversion of convertible
  preferred stock into common
  stock...........................  (13,713)    (14)   13,713     14        --      --            --           --              --
Conversion of redeemable,
  convertible preferred stock into
  common stock and special common
  stock...........................       --      --     8,485      9     3,338       3        50,059           --              --
Sale of common stock for cash, net
  of issuance costs of $4,582.....       --      --     3,450      3        --      --        38,539           --              --
Translation adjustment............       --      --        --     --        --      --            --         (151)             --
    Net loss......................       --      --        --     --        --      --            --           --         (11,169)
                                    -------    ----    ------    ---     -----     ---      --------        -----        --------
Balances at December 31, 1997.....       --      --    27,528     28     3,338       3        95,557         (162)        (17,524)
Exercise of common stock
  options.........................       --      --       893      1        --      --           745           --              --
Exercise of common stock
  warrants........................       --      --       666      1        --      --         3,846           --              --
Common stock sold pursuant to
  Employee Stock Purchase Plan....       --      --        47     --        --      --           873           --              --
Issuance of common stock and stock
  options in business
  combination.....................       --      --     1,102      1        --      --        16,525           --              --
Conversion of special common stock
  to common stock.................       --      --       752     --      (752)     --            --           --              --
Translation adjustment............       --      --        --     --        --      --            --           36              --
    Net loss......................       --      --        --     --        --      --            --           --         (16,414)
                                    -------    ----    ------    ---     -----     ---      --------        -----        --------
Balances at December 31, 1998.....       --    $ --    30,988    $31     2,586     $ 3      $117,546        $(126)       $(33,938)
                                    =======    ====    ======    ===     =====     ===      ========        =====        ========


                                         TOTAL
                                     SHAREHOLDERS'
                                    EQUITY (DEFICIT)
                                    ----------------
                                     (IN THOUSANDS)
Balances at December 31, 1995.....      $ (1,111)
Exercise of common stock
  options.........................            44
Issuance of preferred stock
  warrants........................         1,579
Accretion of redemption value of
  redeemable, convertible
  preferred stock.................           (31)
Translation adjustment............           (11)
    Net loss......................        (3,789)
                                        --------
Balances at December 31, 1996.....        (3,319)
Exercise of common stock
  options.........................           256
Issuance of common stock in
  exchange for services...........            55
Issuance of preferred stock
  warrants........................         4,068
Accretion of redemption value of
  redeemable, convertible
  preferred stock.................          (488)
Exercise of common stock
  warrants........................            37
Conversion of convertible
  preferred stock into common
  stock...........................            --
Conversion of redeemable,
  convertible preferred stock into
  common stock and special common
  stock...........................        50,071
Sale of common stock for cash, net
  of issuance costs of $4,582.....        38,542
Translation adjustment............          (151)
    Net loss......................       (11,169)
                                        --------
Balances at December 31, 1997.....        77,902
Exercise of common stock
  options.........................           746
Exercise of common stock
  warrants........................         3,847
Common stock sold pursuant to
  Employee Stock Purchase Plan....           873
Issuance of common stock and stock
  options in business
  combination.....................        16,526
Conversion of special common stock
  to common stock.................            --
Translation adjustment............            36
    Net loss......................       (16,414)
                                        --------
Balances at December 31, 1998.....      $ 83,516
                                        ========

          See accompanying notes to consolidated financial statements.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997         1996
                                                            --------    ---------    --------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................  $(16,414)   $ (11,169)   $ (3,789)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization........................     5,053        2,132         699
     Acquisition charges..................................     8,723           --          --
     Other................................................        --           27          --
     Equity in net losses of joint venture................       448          182          --
     Deferred income tax expense (benefit)................       777         (777)         --
     Change in certain assets and liabilities:
       Trade accounts receivable..........................       512       (1,919)     (2,665)
       License fee receivable.............................    10,000      (10,000)         --
       Prepaid expenses and other current assets..........    (1,686)      (1,119)       (484)
       Accounts payable...................................       853         (260)      2,220
       Accrued liabilities................................     4,267        2,340       1,118
       Deferred revenue...................................    (3,028)      29,163       2,266
                                                            --------    ---------    --------
          Net cash provided by (used in) operating
            activities....................................     9,505        8,600        (635)
                                                            --------    ---------    --------
Cash flows from investing activities:
  Purchases of equipment and leasehold improvements.......    (4,373)      (4,627)     (2,784)
  Purchases of short-term investments.....................   (93,161)    (203,046)    (30,515)
  Sales of short-term investments.........................    85,542      177,621      28,644
  Investment in joint venture.............................        --         (998)         --
  Increase in other assets................................        --         (251)       (182)
  Increase in restricted cash equivalents.................   (13,700)          --          --
  Cash obtained through acquisition.......................       203           --          --
                                                            --------    ---------    --------
          Net cash used in investing activities...........   (25,489)     (31,301)     (4,837)
                                                            --------    ---------    --------
Cash flows from financing activities:
  Proceeds from issuance of note payable..................        --          991          --
  Net proceeds from sales of preferred and common stock
     and exercise of stock options and warrants...........     5,667       69,333      17,091
                                                            --------    ---------    --------
          Net cash provided by financing activities.......     5,667       70,324      17,091
                                                            --------    ---------    --------
Effect of exchange rate changes on cash...................       (62)        (106)        (11)
                                                            --------    ---------    --------
          Net increase (decrease) in cash and cash
            equivalents...................................   (10,379)      47,517      11,608
Cash and cash equivalents at beginning of year............    62,255       14,738       3,130
                                                            --------    ---------    --------
Cash and cash equivalents at end of year..................  $ 51,876    $  62,255    $ 14,738
                                                            ========    =========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest..................  $     --    $      27    $      4
  Cash paid during the year for income taxes..............  $    600    $     700    $     --
Supplemental disclosure of noncash financing and investing
  activities:
Accretion of preferred stock..............................  $     --    $     488    $     31
Conversion of redeemable, convertible preferred stock to
  common stock and special common stock...................  $     --    $  50,071    $     --
Common stock issued in business combination...............  $ 16,526    $      --    $     --

          See accompanying notes to consolidated financial statements.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Description of Business

     RealNetworks, Inc. and subsidiaries (Company) is a leading provider of software and services for the streaming media market. The Company develops and markets software products and services designed to enable users of personal computers and other consumer electronic devices to send and receive audio, video and other multimedia content over the Internet and corporate intranets.

     Inherent in the Company's business are various risks and uncertainties, including its limited operating history and the limited history of commerce on the Internet. The Company's success may depend in part upon the emergence of the Internet and corporate intranets as a communications medium, the acceptance of the Company's technology by the marketplace and the Company's ability to generate license, service and advertising revenues from the use of its technology on the Internet.

     (b) Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Cash, Cash Equivalents and Short-Term Investments

     The Company considers all short-term investments with a remaining contractual maturity at date of purchase of three months or less to be cash equivalents.

     The Company considers all short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. The fair value of such securities approximated cost, and there were no unrealized holding gains or losses at December 31, 1998 and 1997. At December 31, 1998 and 1997, all short-term investments had original contractual maturities of two years or less.

     The Company's cash, cash equivalents and short-term investments consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Cash and cash equivalents:
  Cash...................................................  $ 5,876    $ 4,679
  Commercial paper.......................................   42,000     57,576
  U.S. Government agency securities......................    4,000         --
                                                           -------    -------
          Total cash and cash equivalents................   51,876     62,255
                                                           -------    -------
Short-term investments:
  Corporate notes........................................   30,602      6,717
  U.S. Government agency securities......................    5,300     21,065
  Certificates of deposit................................    1,999      2,500
                                                           -------    -------
          Total short-term investments...................   37,901     30,282
                                                           -------    -------
          Total cash, cash equivalents and short-term
            investments..................................  $89,777    $92,537
                                                           =======    =======
Restricted cash equivalents..............................  $13,700    $    --
                                                           =======    =======

     Restricted cash equivalents represent a restricted escrow account established in connection with a lease agreement for new corporate headquarters. Under certain circumstances, $10,000 of the escrow account will be maintained for the term of the lease. The remaining $3,700 will be released as the Company funds tenant

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

improvements. The Company expects to take occupancy of the new facilities during the quarter ending June 30, 1999.

     (d) Depreciation and Amortization

     Depreciation and amortization of equipment and leasehold improvements is computed using the straight-line method over the estimated useful lives of the assets, generally three years, or the lease term if shorter.

     Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired in a business combination accounted for under the purchase accounting method. Goodwill is amortized using the straight-line method over five years.

     (e) Stock-Based Compensation

     The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, the Company accounts for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees," and related interpretations. Compensation cost for employee stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price.

     (f) Revenue Recognition

     On January 1, 1998, the Company adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The adoption of SOP 97-2 did not have a material effect on revenue recognition or the Company's results of operations.

     Revenue from software license fees is recognized upon delivery, net of an allowance for estimated returns, provided all the requirements of SOP 97-2 have been met. Prior to January 1, 1998, the Company recognized revenue from software license fees upon delivery, net of an allowance for estimated returns, provided that no significant obligations of the Company remained and collection of the resulting receivable was deemed probable.

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

     Service revenues include payments under support and upgrade contracts, and fees from consulting and streaming media content hosting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Other service revenues are recognized when the service is performed.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     (g) Research and Development

     Costs incurred in research and development are expensed as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established through the date the product is available for general release to customers. The Company has not capitalized any software development costs as technological feasibility is generally not established until substantially all development is complete.

     (h) Advertising Expenses

     The Company expenses the cost of advertising and promoting its products as incurred. Such costs are included in sales and marketing expense and totaled approximately $783 in 1998, $1,110 in 1997, and $665 in 1996.

     (i) Income Taxes

     The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     (j) Financial Instruments and Concentrations of Risk

     The Company's financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, accounts payable, accrued liabilities, and note payable. The fair value of these instruments approximates their financial statement carrying amount. Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

     The Company is subject to concentrations of credit risk and interest rate risk related to its short-term investments. The Company's credit risk is managed by limiting the amount of investments placed with any one issuer, investing in high-quality investment securities and securities of the U.S. government, and limiting the average maturity of the overall portfolio.

     (k) Net Loss Per Share

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

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table reconciles the Company's reported net loss to net loss attributable to common shareholders used to compute basic and diluted net loss per share:

                                                1998        1997       1996
                                              --------    --------    -------
Net loss....................................  $(16,414)   $(11,169)   $(3,789)
Accretion of redemption value of redeemable
  preferred stock prior to conversion into
  common stock..............................        --        (488)       (31)
                                              --------    --------    -------
Net loss attributable to common
  shareholders..............................  $(16,414)   $(11,657)   $(3,820)
                                              ========    ========    =======

     Excluded from the computation of diluted net loss per share for 1998, 1997, and 1996 are options to acquire 8,160, 6,931 and 5,334 shares of common stock, respectively, with weighted average exercise prices of $12.11, $2.92 and $0.27, respectively, because their effects would be anti-dilutive.

     (l) Comprehensive Loss

     On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS
130) which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. The Company's comprehensive loss for the years ended December 31, 1998, 1997 and 1996 consisted of net loss and the gross amount of foreign currency translation adjustments. The tax effect of the translation adjustments was insignificant. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     (m) Foreign Currency

     The functional currency of the Company's foreign subsidiaries is the local currency of the country in which the subsidiary is incorporated. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as translation adjustment and included in accumulated other comprehensive income (loss) in shareholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statement of operations. There were no significant foreign currency transaction gains or losses in 1998, 1997 or 1996.

     (n) Use of Estimates

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

     (o) Impairment of Long-Lived Assets and Goodwill

     The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used, including goodwill, is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

     (p) Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation.

     (q) New Accounting Pronouncements

     In December 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9) which amends certain elements of SOP 97-2 and is effective for fiscal years beginning after March 15, 1999. The Company believes that the adoption of SOP 98-9 will not have a material effect on the Company's results of operations or financial position.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The Company does not expect the adoption of SFAS 133 to have a material impact on its consolidated financial statements.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company does not expect the adoption of SOP 98-1 to have a material impact on its consolidated financial statements. The Company plans to adopt SOP 98-1 in 1999.

 2. ACQUISITION

     In March 1998, the Company completed the acquisition of Vivo Software, Inc.
(Vivo), a developer of streaming media creation tools. Under terms of the acquisition, the Company issued approximately 1,102 shares of its common stock in exchange for all outstanding shares of Vivo common stock. In addition, the Company issued options to purchase approximately 48 shares of the Company's common stock in exchange for outstanding unvested options to purchase Vivo common stock. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of Vivo's operations are included in the Company's consolidated financial statements since the date of acquisition.

     A summary of the purchase price for the acquisition is as follows:

Stock and stock options.....................................  $16,526
Direct acquisition costs....................................      445
Accrued liabilities assumed.................................    1,640
Other liabilities assumed...................................    1,057
                                                              -------
          Total.............................................  $19,668
                                                              =======

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The purchase price was allocated as follows:

Cash acquired...............................................  $   203
Other current assets acquired...............................      148
Equipment...................................................      100
Goodwill....................................................   10,644
In-process research and development.........................    8,573
                                                              -------
          Total.............................................  $19,668
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

     The acquisition of Vivo qualified as a tax-free reorganization under the Internal Revenue Code (IRC). Therefore, the charge for in-process research and development is not deductible for income tax purposes. The Company acquired net operating loss carryforwards of approximately $16,000, which expire from 2008 to 2012. Under the provisions of the IRC, the amount of these net operating loss carryforwards available annually to offset future taxable income is significantly limited. No value has been attributed to these net operating losses in the purchase price allocation due to these limitations. Any utilization of the net operating loss carryforwards in the future will result in a reduction of the carrying amount of goodwill.

     In connection with the acquisition, approximately 220 shares of common stock issued were placed in escrow to secure indemnification obligations of former shareholders of Vivo. As of December 31, 1998, approximately 110 shares remain in escrow.

     The following table presents pro forma results of operations as if the acquisition had occurred at the beginning of each of the years presented. The pro forma results of operations exclude $8,723 of acquisition related charges as the charges are not expected to have a continuing impact on the Company's results of operations. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of 1998 or at the beginning of 1997, nor is it necessarily indicative of results that may occur in the future.

                                                           1998        1997
                                                          -------    --------
PRO FORMA BASIS
Total net revenues......................................  $65,492    $ 34,501
Net loss................................................   (9,279)    (18,730)
Net loss per share -- basic and diluted.................    (0.29)      (3.82)

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

 3. INVESTMENT IN JOINT VENTURE AND NOTE PAYABLE

     The Company has a 24% interest in a Japanese limited liability company that operates an Internet streaming business in Japan. The Company accounts for this investment using the equity method. At December 31, 1998, the Company had outstanding a note payable to one of its joint venture partners which is due in May 2000. The note is denominated in Japanese yen, bears interest at a rate not to exceed the Japanese Short Term Prime Rate (1.5% at December 31, 1998) and is secured by the Company's shares in the joint venture. The Company may, under certain circumstances, tender its shares in the joint venture as repayment of the note. Equity in net losses of the joint venture was $448 in 1998 and $182 in 1997. The carrying amount of the Company's investment in joint venture was $368 and $816 at December 31, 1998 and 1997, respectively.

 4. SHAREHOLDERS' EQUITY

     (a) Initial Public Offering

     On November 21, 1997, the Company completed its initial public offering and all outstanding shares of preferred stock were converted to either common stock or special common stock.

     (b) Special Common Stock

     Special common stock is not entitled to vote, except as required by law. All other rights and preferences of the special common stock are identical to common stock, except as otherwise required by law or expressly provided in the Company's Articles of Incorporation. All shares of special common stock are held by Microsoft Corporation (Microsoft) and automatically convert into the same number of shares of common stock upon sale or transfer by Microsoft to an unaffiliated third party. During 1998, Microsoft sold 752 shares which were converted into an equivalent number of shares of common stock.

     (c) Preferred stock

     Each share of Series A preferred stock entitles the holder to one thousand votes and dividends equal to one thousand times the aggregate per share amount of dividends declared on the common stock.

     Undesignated preferred stock will have rights and preferences that are determinable by the Board of Directors when determination of a new series of preferred stock has been established.

     (d) Shareholder Rights Plan

     On October 16, 1998, the Company's Board of Directors declared a dividend of one preferred share purchase right (Right) in connection with its adoption of a Shareholder Rights Plan dated December 4, 1998, for each outstanding share of the Company's common stock on December 14, 1998 (Record Date). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights will not immediately be exercisable and detachable from the common stock. The Rights will become exercisable and detachable only following the acquisition by a person or a group of 15 percent or more of the outstanding common stock or ten days following the announcement of a tender or exchange offer for 15 percent or more of the outstanding common stock (Distribution
Date). After the Distribution Date, each Right will entitle the holder to purchase for $150 (Exercise Price), a fraction of a share of the Company's Series A preferred stock with economic terms similar to that of one share of the Company's common stock. Upon a person or a group acquiring 15 percent or more of the outstanding common stock, each Right will allow the holder (other than the acquiror) to purchase common stock or securities of the Company having a then current market value of

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

two times the Exercise Price of the Right. In the event that following the acquisition of 15 percent of the common stock by an acquiror, the Company is acquired in a merger or other business combination or 50 percent or more of the Company's assets or earning power are sold, each Right will entitle the holder to purchase for the Exercise Price, common stock or securities of the acquiror having a then current market value of two times the Exercise Price. In certain circumstances, the Rights may be redeemed by the Company at a redemption price of $0.01 per Right. If not earlier exchanged or redeemed, the Rights will expire on December 4, 2008.

     (e) Stock Warrants

     In connection with the sales of preferred stock in 1997 and 1996, the Company issued warrants to purchase additional shares of stock. During 1998 and 1997, 666 and 184 warrants were exercised, respectively. No warrants were outstanding at December 31, 1998.

     (f) Stock Option Plan

     The Company has a stock option plan (Plan) to compensate employees for past and future services and has reserved 14,900 shares of common stock for option grants under the Plan. Generally, options vest based on continuous employment, over a five year period. The options expire twenty years from the date of grant and are exercisable at the fair market value of the common stock at the grant date.

     A summary of stock option related activity is as follows:

                                                              OPTIONS OUTSTANDING
                                                             ---------------------
                                                                          WEIGHTED
                                                 SHARES                   AVERAGE
                                                AVAILABLE     NUMBER      EXERCISE
                                                FOR GRANT    OF SHARES     PRICE
                                                ---------    ---------    --------
Balances at December 31, 1995.................      737        2,832       $ 0.07
  Plan introduction...........................    3,000           --           --
  Options granted.............................   (3,766)       3,766         0.34
  Options exercised...........................       --         (499)        0.09
  Options canceled............................      765         (765)        0.10
                                                 ------       ------
Balances at December 31, 1996.................      736        5,334         0.27
  Plan amendment..............................    5,800           --           --
  Options granted.............................   (3,672)       3,672         5.50
  Options exercised...........................       --       (1,144)        0.22
  Options canceled............................      931         (931)        1.32
                                                 ------       ------
Balances at December 31, 1997.................    3,795        6,931         2.92
  Plan amendment..............................    2,500           --           --
  Options granted.............................   (2,982)       2,982        28.21
  Options assumed in acquisition..............       --           48         0.23
  Options exercised...........................       --         (893)        0.83
  Options canceled............................      908         (908)        7.42
                                                 ------       ------
Balances at December 31, 1998.................    4,221        8,160       $12.11
                                                 ======       ======

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                        OPTIONS OUTSTANDING
                               -------------------------------------    OPTIONS EXERCISABLE
                                               WEIGHTED                ----------------------
                                               AVERAGE      WEIGHTED                 WEIGHTED
                                              REMAINING     AVERAGE                  AVERAGE
                                 OPTIONS     CONTRACTUAL    EXERCISE     OPTIONS     EXERCISE
       EXERCISE PRICES         OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
       ---------------         -----------   ------------   --------   -----------   --------
$ 0.07 - $ 1.50                   3,134         17.06        $ 0.46       1,335       $0.31
  2.00 -   7.25                   1,317         18.52          4.91         191        3.48
  8.50 -  15.00                   1,068         18.90         10.89           1        8.50
 15.38 -  32.88                   1,617         19.44         24.82          --          --
 33.00 -  42.13                   1,024         19.70         36.35          --          --
                                  -----                                   -----
                                  8,160         18.39        $12.11       1,527       $0.71
                                  =====                                   =====

     In accordance with the disclosure requirements of SFAS 123, if the Company had elected to recognize compensation cost based on the fair value of options granted at grant date as prescribed, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                1998        1997       1996
                                              --------    --------    -------
Net loss:
  As reported...............................  $(16,414)   $(11,169)   $(3,789)
  Pro forma.................................   (26,009)    (11,643)    (3,865)
Basic and diluted net loss per share:
  As reported...............................     (0.51)      (2.88)    (11.91)
  Pro forma.................................     (0.80)      (3.00)    (12.15)

     The per share weighted average fair value of stock options granted during the years ended December 31, 1998, 1997 and 1996 was $16.54, $1.12 and $0.07
respectively, on the date of grant. Prior to the Company's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. Except for the volatility assumption which was only used under the Black-Scholes model, the following weighted average assumptions were used to perform the calculations:

                                                         1998    1997    1996
                                                         ----    ----    ----
Expected dividend yield................................     0%      0%      0%
Risk-free interest rate................................  5.15%   6.10%   6.10%
Expected life (years)..................................   3.5     3.5     4.5
Volatility.............................................    85%     60%    n/a

     (g) Employee Stock Purchase Plan

     Effective January 1998, the Company adopted an Employee Stock Purchase Plan
(ESPP), and has reserved 1,000 shares of common stock for issuance under the ESPP. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective semi-annual offering periods. There were 47 shares purchased under the ESPP during 1998. The weighted average fair value of the employee stock purchase rights was $11.21 in 1998. The following assumptions were used to perform the calculation: expected dividend yield -- 0%; risk-free interest rate -- 5.15%; expected life -- six months; volatility -- 85%.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

 5. SIGNIFICANT CUSTOMER

     In June 1997, the Company entered into a strategic agreement with Microsoft pursuant to which the Company granted Microsoft a nonexclusive license to certain substantial elements of the source code of the Company's
RealAudio/RealVideo Version 4.0 technology. The $30,000 license fee is being recognized ratably over the three-year term of the Company's ongoing support obligations.

     Under the agreement, Microsoft may sublicense its rights to the Standard Code to third parties under certain conditions without additional compensation to the Company. In addition, Microsoft has an option to receive two additional deliveries of updated versions of the Standard Code. Microsoft's right to receive the first delivery expired unexercised in July 1998. Microsoft may elect to receive a delivery of the then current version of the Standard Code once before July 1999, upon payment of a license fee of $35,000. If the Company elects in its sole discretion to grant an Event License (as defined in the agreement) to a third party, the agreement provides for a refund of a portion of the license fee paid by Microsoft, based on a declining scale over the term of the agreement.

     In connection with the agreement, Microsoft made a $30,000 minority investment in the Company in the form of 3,338 shares of nonvoting preferred stock, which shares were converted into 3,338 shares of nonvoting special common stock upon the completion of the Company's initial public offering in 1997.

     Software license fees under the license agreement with Microsoft accounted for approximately 15% of total net revenues in 1998 and 1997. No single customer accounted for more than 10% of total net revenues in 1996.

 6. INCOME TAXES

     The components of loss before income taxes are as follows:

                                                1998        1997       1996
                                              --------    --------    -------
U.S. operations.............................  $(16,208)   $ (8,480)   $(3,789)
Foreign operations..........................      (206)     (2,689)        --
                                              --------    --------    -------
                                              $(16,414)   $(11,169)   $(3,789)
                                              ========    ========    =======

     The components of income tax expense (benefit) are as follows:

                                                      1998     1997     1996
                                                      -----    -----    -----
Current.............................................  $(777)   $ 777     $--
Deferred............................................    777     (777)     --
                                                      -----    -----     ---
                                                      $  --    $  --     $--
                                                      =====    =====     ===

     Income tax expense (benefit) differs from "expected" income tax expense (benefit) (computed by applying the U.S. Federal income tax rate of 34%) in 1998 due to nondeductible acquisition charges and related amortization of goodwill and an increase in the valuation allowance on deferred tax assets. The 1997 and 1996 effective rate differed principally due to the change in the valuation allowance related to deferred tax assets.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The tax effects of temporary differences that give rise to significant portions of net deferred tax assets are comprised of the following at December 31:

                                                             1998       1997
                                                            -------    ------
Deferred tax assets:
  Net operating loss carryforwards........................  $ 7,650    $   --
  Deferred revenue........................................    6,649     6,552
  Allowances for doubtful accounts and sales returns......      404       282
  Depreciation............................................      472       217
  Other...................................................    1,121       167
                                                            -------    ------
Gross deferred tax assets.................................   16,296     7,218
  Less valuation allowance................................   16,296     6,441
                                                            -------    ------
Net deferred tax assets...................................  $    --    $  777
                                                            =======    ======

     The valuation allowance for deferred tax assets increased by $9,855, $4,613 and $1,335 for the years ended December 31, 1998, 1997 and 1996, respectively. Due to operating losses and the uncertainty regarding the recoverability of deferred tax assets, the Company has provided a full valuation allowance at December 31, 1998.

     At December 31, 1998, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $22,500, expiring in the year 2013. A majority of the net operating loss carryforward results from stock option deductions, the realization of which would result in a credit to shareholders' equity. This net operating loss carryforward excludes $16,000 of net operating loss carryforwards acquired from Vivo which are subject to significant limitations.

 7. SEGMENT INFORMATION

     During 1998, the Company adopted the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments.

     The Company operates in one business segment, streaming media, for which the Company receives revenues from its customers. The Company's Chief Operating Decision Maker is considered to be the Company's Operating Committee (COC) which is comprised of the Company's Chief Executive Officer and the Company's Senior Vice Presidents. The COC reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical region for purposes of making decisions and assessing financial performance. The COC does not review discrete financial information regarding profitability of the Company's different products or services, and, therefore, the Company does not have operating segments as defined by SFAS 131.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company's customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows:

                                                 1998       1997       1996
                                                -------    -------    -------
North America.................................  $42,611    $20,346    $11,308
Europe........................................    7,144      3,425      1,037
Asia..........................................    4,429      3,225      1,013
Rest of world.................................      987        890        654
          Subtotal............................   55,171     27,886     14,012
Microsoft license revenue.....................    9,668      4,834         --
                                                -------    -------    -------
          Total...............................  $64,839    $32,720    $14,012
                                                =======    =======    =======

     Revenue from external customers by product type is as follows:

                                                 1998       1997       1996
                                                -------    -------    -------
Streaming media license revenue...............  $37,281    $20,660    $11,876
Streaming media service revenue...............   14,742      4,972      1,120
Microsoft license revenue.....................    9,668      4,834         --
Advertising revenue...........................    3,148      2,254      1,016
                                                -------    -------    -------
          Total net revenues..................  $64,839    $32,720    $14,012
                                                =======    =======    =======

     Long-lived assets by geographic location are as follows:

                                                 1998       1997
                                                -------    -------
United States.................................  $14,538    $ 4,369
Japan.........................................      454        404
Europe........................................      329        370
                                                -------    -------
          Total...............................  $15,321    $ 5,143
                                                =======    =======

 8. COMMITMENTS

     (a) Lease Commitments

     The Company leases its office facilities under terms of operating lease agreements expiring through May 1999. During 1998, the Company entered into a lease agreement for a new location for its corporate headquarters. The lease commences on April 1, 1999 and expires in April 2011. Future minimum lease payments are:

                                                            MINIMUM
               YEARS ENDING DECEMBER 31,                 LEASE PAYMENTS
               -------------------------                 --------------
1999...................................................     $ 3,071
2000...................................................       3,294
2001...................................................       4,065
2002...................................................       4,633
2003...................................................       4,744
Thereafter.............................................      37,092
                                                            -------
          Total minimum lease payments.................     $56,899
                                                            =======

     Rent expense was approximately $2,600 in 1998, $1,800 in 1997 and $600 in 1996.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     (b) 401(k) Retirement Savings Plan

     The Company has a salary deferral plan [401(k) Plan] that covers substantially all employees. The Company, at its discretion, may make contributions to the 401(k) Plan, although it has not made any contributions to date. Employees can contribute a portion of their salary to the maximum allowed by the federal tax guidelines. The Company currently does not provide matching contributions. The Company has no other post-employment or post-retirement benefit plans.

     (c) Litigation

     In August 1998, a lawsuit was filed against the Company and a co-defendant, a customer of the Company, in the United States District Court for the Northern District of Texas -- Dallas Division by Venson M. Shaw and Steven M. Shaw. The plaintiffs allege that the Company, individually and in combination with Broadcast.com, infringes on a certain patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. Plaintiffs seek to enjoin the Company from its alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and the Company intends to vigorously defend against the complaint.

     From time to time the Company has been, and continues to be, subject to legal proceedings and claims in the ordinary course of its business, including contract claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights by the Company and its licensees. Such claims, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company currently is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company's business, prospects, financial condition or results of operations.

 9. QUARTERLY INFORMATION (UNAUDITED)

     The following table summarizes the unaudited statement of operations for each quarter of 1998 and 1997. In response to recent Securities and Exchange Commission interpretative guidance surrounding the valuation methodology used in determining charges associated with acquisition related in-process research and development, the Company has revised the original accounting for the purchase price allocation related to the 1998 acquisition of Vivo and the related amortization of goodwill. This adjustment decreased the amount

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

previously allocated to in-process research and development by $9,156, which has been capitalized as goodwill and is being amortized using the straight-line method over five years.

                                                       QUARTER ENDED
                                         ------------------------------------------
                                         MAR. 31     JUNE 30    SEPT. 30    DEC. 31     TOTAL
                                         --------    -------    --------    -------    --------
1998
As originally reported:
Net revenues...........................  $ 12,502    $15,056    $17,244     $20,037    $ 64,839
Gross profit...........................    10,063     12,095     13,993      16,298      52,449
Operating loss.........................   (21,165)    (3,296)    (2,602)     (2,167)    (29,230)
Net loss...............................   (20,088)    (2,104)    (1,359)     (1,103)    (24,654)
Net loss per share.....................     (0.65)     (0.07)     (0.04)      (0.03)      (0.76)

As restated:
Net revenues...........................    12,502     15,056     17,244      20,037      64,839
Gross profit...........................    10,063     12,095     13,993      16,298      52,449
Operating loss.........................   (12,009)    (3,754)    (3,060)     (2,167)    (20,990)
Net loss...............................   (10,932)    (2,562)    (1,817)     (1,103)    (16,414)
Net loss per share.....................     (0.35)     (0.08)     (0.06)      (0.03)      (0.51)

1997
Net revenues...........................     6,356      7,010      9,051      10,303      32,720
Gross profit...........................     4,335      5,977      7,496       8,447      26,255
Operating loss.........................    (3,911)    (2,897)    (2,951)     (3,402)    (13,161)
Net loss...............................    (3,706)    (2,666)    (2,203)     (2,594)    (11,169)
Net loss per share.....................     (6.35)     (3.99)     (2.15)      (0.20)      (2.88)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RealNetworks, Inc.:

     We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington
January 21, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is contained in part in the sections captioned "Board of Directors-Nominees for Director," "Board of Directors -- Continuing Directors -- Not Standing for Election This Year," "Board of Directors -- Contractual Arrangements" and "Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on May 21, 1999, and such information is incorporated herein by reference.

     The remaining information required by this Item is set forth as Item 4A in
Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on May 21, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained in the sections captioned "Voting Securities and Principal Holders" of the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on May 21, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Voting Securities and Principal Holders -- Certain Transactions" of the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on May 21, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:

     Consolidated Statements of Operations and Comprehensive Loss -- Years ended December 31, 1998, 1997 and 1996

     Consolidated Balance Sheets -- December 31, 1998 and 1997

     Consolidated Statements of Shareholders' Equity (Deficit) -- Years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

(a)(2) FINANCIAL STATEMENT SCHEDULES

       Schedule II: Valuation and Qualifying Accounts

       Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(b) REPORTS ON FORM 8-K

     On December 21, 1998, RealNetworks filed a report on Form 8-K with respect to the adoption of a Shareholder Rights Plan and the related declaration of a dividend of one preferred share purchase right for each outstanding share of Common Stock of RealNetworks.

(c) EXHIBITS

     The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

EXHIBIT NO. 2: PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION


     2.1   Agreement and Plan of Merger among RealNetworks, Vivo
           Software, Inc. and RN Acquisition Corp. dated as of February
           20, 1998 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 1998)

EXHIBIT NO. 3: ARTICLES OF INCORPORATION AND BYLAWS

     3.1 Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks' Quarterly
           Report on Form 10-Q for the quarterly period ended September
           30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)
     3.2   Amended and Restated Bylaws (incorporated by reference from
           Exhibit 3.2 to RealNetworks' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)

EXHIBIT NO. 4: INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

     4.1   Shareholder Rights Plan dated as of December 4, 1998 between
           RealNetworks and ChaseMellon Shareholder Services, L.L.C.
           (incorporated herein by reference to Exhibit 1 to
           RealNetworks' Registration Statement on Form 8-A12G filed
           with the Securities and Exchange Commission on December 14,
           1998)

EXHIBIT NO. 10: MATERIAL CONTRACTS

EXECUTIVE COMPENSATION PLANS AND AGREEMENTS

    10.1 RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks' Registration
           Statement on Form S-8 filed with the Securities and Exchange
           Commission on September 14, 1998)
    10.2   RealNetworks, Inc. Amended and Restated 1996 Stock Option
           Plan (incorporated by reference from Exhibit 10.1 to RealNetworks' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)
    10.3 Vivo Software, Inc. 1993 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 to RealNetworks' Registration
           Statement on Form S-8 filed with the Securities and Exchange
           Commission on May 20, 1998)
    10.4   Form of Stock Option Agreement
    10.5 1998 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.4 to Amendment No. 4 of RealNetworks'
           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No.
           333-36553))
    10.6 Offer letter dated February 16, 1996 between RealNetworks and Bruce Jacobsen (incorporated by reference from Exhibit
           10.11 to Amendment No. 4 of RealNetworks' Registration
           Statement on Form S-1 filed with the Securities and Exchange
           Commission on November 20, 1997 (File No. 333-36553))

OTHER MATERIAL CONTRACTS

    10.7 Lease dated January 21, 1998 between RealNetworks as Lessee and 2601 Elliott, LLC (incorporated by reference from Exhibit 10.1 to RealNetworks' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 filed with the Securities and Exchange Commission on May 14, 1998)
    10.8   Lease Agreement dated March 4, 1996 by and between
           RealNetworks as Lessee and Wright Runstad Properties L.P. as
           Lessor (incorporated by reference from Exhibit 10.7 to Amendment No. 4 to RealNetworks' Registration Statement on
           Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    10.9   Sublease Agreement dated March, 1996 by and between
           RealNetworks as Sublessee and Legent Corporation as
           Sublessor (incorporated by reference from Exhibit 10.8 to Amendment No. 4 of RealNetworks' Registration Statement on
           Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    10.10 Antenna Site License Agreement dated August 12, 1997 by and between RealNetworks and Wright Runstad & Company
           (incorporated by reference from Exhibit 10.9 to Amendment
           No. 4 of RealNetworks' Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    10.11  Agreement between Microsoft Corporation and RealNetworks on
           Media Streaming Technology dated June 17, 1997 (incorporated by reference from Exhibit 10.10 to Amendment No. 4 of RealNetworks' Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997
           (File No. 333-36553))

    10.12  Form of Director and Officer Indemnification Agreement
           (incorporated by reference from Exhibit 10.14 to Amendment
           No. 4 of RealNetworks' Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    10.13 Limited Proxy and Voting Agreement dated July 21, 1997 by and between RealNetworks and Microsoft Corporation
           (incorporated by reference from Exhibit 10.15 to Amendment
           No. 4 of RealNetworks' Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    10.14  Voting Agreement dated September 25, 1997 by and among
           RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit
           10.17 to Amendment No. 4 of RealNetworks' Registration
           Statement on Form S-1 filed with the Securities and Exchange
           Commission on November 20, 1997 (File No. 333-36553))
    10.15  Agreement dated September 26, 1997 by and between
           RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to Amendment No. 4 of RealNetworks'
           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No.
           333-36553))
    10.16  Third Amended and Restated Investors' Rights Agreement dated
           March 24, 1998 by and among RealNetworks and certain shareholders of RealNetworks (incorporated by reference from Exhibit 10.3 to RealNetworks' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 filed with the Securities and Exchange Commission on May 14, 1998)
    10.17 Representative License Agreement -- License Agreement for the RealPlayer Plus (incorporated by reference from Exhibit
           10.21 to Amendment No. 4 of RealNetworks' Registration
           Statement on Form S-1 filed with the Securities and Exchange
           Commission on November 20, 1997 (File No. 333-36553))

EXHIBIT NO. 21: SUBSIDIARIES OF THE REGISTRANT

    21.1   Subsidiaries of RealNetworks

EXHIBIT NO. 23: CONSENTS OF EXPERTS AND COUNSEL

    23.1   Consent of KPMG LLP

EXHIBIT NO. 24: POWER OF ATTORNEY

    24.1   Power of Attorney (included on signature page)

EXHIBIT NO. 27: FINANCIAL DATA SCHEDULE

    27.1   Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 29, 1999.

                                          REALNETWORKS, INC.

                                          By /s/ ROBERT GLASER

                                            ------------------------------------
                                            Robert Glaser
                                            Chief Executive Officer

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Robert Glaser and Paul Bialek, and each of them severally, his true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his name and on his behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
/s/ ROBERT GLASER                                      Chairman of the Board, Chief     March 29, 1999
-----------------------------------------------------  Executive Officer and Treasurer
Robert Glaser                                          (Principal Executive Officer)

/s/ PAUL BIALEK                                        Senior Vice President, Finance   March 29, 1999
-----------------------------------------------------  & Operations and Chief
Paul Bialek                                            Financial Officer (Principal
                                                       Financial Officer)

/s/ KEITH ADAMS                                        Controller                       March 29, 1999
-----------------------------------------------------  (Principal Accounting Officer)
Keith Adams

/s/ JAMES W. BREYER                                    Director                         March 29, 1999
-----------------------------------------------------
James W. Breyer

/s/ MITCHELL KAPOR                                     Director                         March 29, 1999
-----------------------------------------------------
Mitchell Kapor

/s/ BRUCE JACOBSEN                                     Director                         March 29, 1999
-----------------------------------------------------
Bruce Jacobsen

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RealNetworks, Inc.:

     Under date of January 21, 1999, we reported on the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the 1998 Annual Report on Form 10-K of RealNetworks, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington
January 21, 1999

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      REALNETWORKS, INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                        BALANCE AT   CHARGED TO                BALANCE AT
                                                        BEGINNING    COSTS AND    COSTS AND      END OF
                     DESCRIPTION                        OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
                     -----------                        ----------   ----------   ----------   ----------
Year ended December 31, 1996:
  Valuation accounts deduced from assets:
     Allowance for doubtful accounts receivable and
       sales returns..................................    $  130         563          (310)         383
     Valuation allowance for deferred tax assets......       493       1,335            --        1,828
                                                          ======       =====        ======       ======
Year ended December 31, 1997:
  Valuation accounts deduced from assets:
     Allowance for doubtful accounts receivable and
       sales returns..................................       383       2,294        (1,848)         829
     Valuation allowance for deferred tax assets......     1,828       4,613            --        6,441
                                                          ======       =====        ======       ======
Year ended December 31, 1998:
  Valuation accounts deduced from assets:
     Allowance for doubtful accounts receivable and
       sales returns..................................       829       4,632        (4,295)       1,166
     Valuation allowance for deferred tax assets......     6,441       9,855            --       16,296
                                                          ======       =====        ======       ======