Form 10-Q
period 1999-03-31
REALNETWORKS INC
filed 1999-05-17
CIK 1046327

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the Quarterly Period Ended March 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number: 0-23137

                               ----------------

                              RealNetworks, Inc.
            (Exact name of registrant as specified in its charter)

                 Washington                                      91-1628146
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

        1111 Third Avenue, Suite 2900                              98101
             Seattle, Washington                                 (Zip Code)
  (Address of principal executive offices)

                                (206) 674-2700
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of the registrant's Common Stock outstanding as of May 1, 1999 was 67,885,612 (as adjusted to give effect to the two-for-one stock split effected by the registrant on May 10, 1999). In addition, there were 40,000 outstanding shares of the registrant's Special Common Stock, par value $0.001 per share, that automatically convert on a two-for-one basis into Common Stock on a bona fide sale to a purchaser who is not an affiliate of the holder.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               REALNETWORKS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.............................................   3
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................  10
Item 3. Quantitative and Qualitative Disclosure about Market Risk........  33
PART II. OTHER INFORMATION
Item 1. Legal Proceedings................................................  34
Item 2. Changes in Securities and Use of Proceeds........................  34
Item 6. Exhibits and Reports on Form 8-K.................................  35

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      REALNETWORKS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)

                                                         March 31,  December 31,
                                                           1999         1998
                                                         ---------  ------------
                         ASSETS
                         ------

Current assets:
  Cash, cash equivalents and short-term investments..... $ 89,120     $ 89,777
  Trade accounts receivable, net of allowance for
   doubtful accounts and sales returns..................    5,031        4,941
  Prepaid expenses and other current assets.............    3,276        3,212
                                                         --------     --------
  Total current assets..................................   97,427       97,930
Equipment and leasehold improvements, at cost:
  Equipment and software................................   12,497       10,914
  Leasehold improvements................................    7,384        1,441
                                                         --------     --------
    Total equipment and leasehold improvements..........   19,881       12,355
  Less accumulated depreciation and amortization........    6,945        6,082
                                                         --------     --------
    Net equipment and leasehold improvements               12,936        6,273
                                                         --------     --------
Goodwill, net...........................................    8,516        9,048
Restricted cash equivalents.............................   13,700       13,700
Other assets............................................    1,160        1,108
                                                         --------     --------
      Total assets...................................... $133,739     $128,059
                                                         ========     ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
  Accounts payable...................................... $  3,256     $  3,563
  Accrued liabilities...................................   13,810       10,418
  Deferred revenue, excluding non-current portion.......   30,145       23,742
                                                         --------     --------
    Total current liabilities...........................   47,211       37,723
                                                         --------     --------
Deferred revenue, excluding current portion.............    2,617        5,833
Note payable............................................      994          987
Shareholders' equity:
  Preferred stock, $0.001 par value, no shares issued
   and outstanding
    Series A: authorized 200 shares.....................      --           --
    Undesignated series: authorized 59,800 shares.......      --           --
  Common stock, $0.001 par value
    Authorized 295,791 shares; issued and outstanding
     66,604 shares in 1999 and 61,975 shares in 1998....       66           62
  Special common stock, $0.001 par value
    Authorized 4,209 shares; issued and outstanding 500
     shares in 1999 and 2,586 shares in 1998............        1            3
  Additional paid-in capital............................  117,765      117,515
  Accumulated deficit...................................  (34,674)     (33,938)
  Accumulated other comprehensive loss..................     (241)        (126)
                                                         --------     --------
      Total shareholders' equity........................   82,917       83,516
                                                         --------     --------
      Total liabilities and shareholders' equity         $133,739     $128,059
                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements

                      REALNETWORKS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      (in thousands except per share data)

                                                     Quarter Ended March 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------  ------------
Net revenues:
  Software license fees............................. $    17,010  $      9,418
  Service revenues..................................       5,249         2,622
  Advertising.......................................       1,266           462
                                                     -----------  ------------
    Total net revenues..............................      23,525        12,502
                                                     -----------  ------------
Cost of revenues:
  Software license fees.............................       2,811         1,586
  Service revenues..................................         920           521
  Advertising.......................................         550           332
                                                     -----------  ------------
    Total cost of revenues..........................       4,281         2,439
                                                     -----------  ------------
    Gross profit....................................      19,244        10,063
                                                     -----------  ------------
Operating expenses:
  Research and development..........................       7,289         4,419
  Sales and marketing...............................      10,215         6,830
  General and administrative........................       2,913         2,100
  Goodwill amortization.............................         532           --
  Acquisition charges...............................         --          8,723
                                                     -----------  ------------
    Total operating expenses........................      20,949        22,072
                                                     -----------  ------------
    Operating loss..................................      (1,705)      (12,009)
  Other income, net.................................         969         1,077
                                                     -----------  ------------
  Net loss.......................................... $      (736)     $(10,932)
                                                     ===========  ============
  Basic and diluted net loss per share.............. $     (0.01) $      (0.18)
                                                     ===========  ============
  Shares used to compute basic and diluted net loss
   per share........................................      67,457        62,084
Comprehensive loss:
  Net loss.......................................... $      (736)     $(10,932)
  Translation adjustment............................        (115)          (14)
                                                     -----------  ------------
    Comprehensive loss.............................. $      (851)     $(10,946)
                                                     ===========  ============

     See accompanying notes to condensed consolidated financial statements

                      REALNETWORKS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                              Quarter Ended
                                                                March 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Net cash provided by (used in) operating activities.......  $  6,697  $ (1,020)
                                                            --------  --------
Cash flows from investing activities:
  Purchases of equipment and leasehold improvements.......    (7,490)     (637)
  Purchases of short-term investments.....................   (25,244)  (25,594)
  Proceeds from sales and maturities of short-term invest-
   ments..................................................     8,144    10,105
  Cash obtained through acquisition.......................       --        203
                                                            --------  --------
    Net cash used in investing activities.................   (24,590)  (15,923)
                                                            --------  --------
Cash flows from financing activities:
  Net proceeds from exercise of stock options.............       252         2
                                                            --------  --------
    Net cash provided by financing activities.............       252         2
                                                            --------  --------
Effect of exchange rate changes on cash...................      (116)       (5)
                                                            --------  --------
    Net decrease in cash and cash equivalents.............   (17,757)  (16,946)
Cash and cash equivalents at beginning of period..........    51,876    62,255
                                                            --------  --------
Cash and cash equivalents at end of period................  $ 34,119  $ 45,309
                                                            ========  ========
Supplemental disclosure of noncash financing and investing
 activities:
Common stock issued in business combination...............  $    --   $ 16,526



     See accompanying notes to condensed consolidated financial statements

                      REALNETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

  RealNetworks, Inc. and subsidiaries (Company) is a leading provider of media delivery and distribution solutions designed for the Internet. The Company's solutions enable consumers to experience and content providers to deliver a broad range of multimedia content, including audio, video, text and animation. The Company pioneered the development and commercialization of "streaming media" systems that enable the creation, real-time delivery and playback of multimedia content. The Company recently extended its media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on personal computers and digital playback devices.

(b) Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

  These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(c) Cash, Cash Equivalents and Short-Term Investments

  Cash, cash equivalents and short-term investments are comprised of the following:

                                                         March 31, December 31,
                                                           1999        1998
                                                         --------- ------------
                                                             (in thousands)
   Cash and cash equivalents............................  $34,119    $51,876
   Short-term investments...............................   55,001     37,901
                                                          -------    -------
     Total cash, cash equivalents and short-term
      investments.......................................  $89,120    $89,777
                                                          =======    =======
   Restricted cash equivalents..........................  $13,700    $13,700
                                                          =======    =======

  Restricted cash equivalents represent a restricted escrow account established in connection with a lease agreement for new corporate headquarters. Under certain circumstances, $10,000,000 of the escrow account will be maintained for the term of the lease. The remaining $3,700,000 will be released as the Company funds tenant improvements. The Company expects to take occupancy of the new facilities during the quarter ending June 30, 1999.

(d) Revenue Recognition

  The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement

                      REALNETWORKS, INC. AND SUBSIDIARIES
based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

(e) Comprehensive Loss

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. The Company's comprehensive loss for the quarters ended March 31, 1999 and 1998 consisted of net loss and the gross amount of foreign currency translation adjustments. The tax effect of the translation adjustments was insignificant.

(f) Net Loss Per Share

  Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

  Excluded from the computation of diluted net loss per share for the quarters ended March 31, 1999 and 1998 are options to acquire 18,004,000 and 15,110,000 shares of common stock, respectively, with weighted-average exercise prices of $13.62 and $2.46, respectively, because their effects would be anti-dilutive.

                      REALNETWORKS, INC. AND SUBSIDIARIES

(g) Recent Accounting Pronouncements

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

  In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company adopted SOP 98-1 on January 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements for the quarter ended March 31, 1999.

NOTE 2--SEGMENT INFORMATION

  The Company operates in one business segment, streaming media, for which the Company receives revenues from its customers. The Company's Chief Operating Decision Maker is considered to be the Company's Operating Committee (COC) which is comprised of the Company's Chief Executive Officer and the Company's Senior Vice Presidents. The COC reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical region for purposes of making decisions and assessing financial performance. The COC does not review discrete financial information regarding profitability of the Company's different products or services and, therefore, the Company does not have operating segments as defined by SFAS 131.

  The Company's customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows (in thousands):

                                                                 Quarter Ended
                                                                   March 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
     North America............................................. $15,990 $ 8,012
     Europe....................................................   2,786   1,019
     Asia......................................................   1,975     913
     Rest of world.............................................     357     141
                                                                ------- -------
       Subtotal................................................  21,108  10,085
     Microsoft license revenue.................................   2,417   2,417
                                                                ------- -------
       Total................................................... $23,525 $12,502
                                                                ======= =======

                      REALNETWORKS, INC. AND SUBSIDIARIES

  Revenue from external customers by product type is as follows (in thousands):

                                                                 Quarter Ended
                                                                   March 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
     Streaming media license revenue........................... $14,593 $ 7,001
     Streaming media service revenue...........................   5,249   2,622
     Microsoft license revenue.................................   2,417   2,417
     Advertising revenue.......................................   1,266     462
                                                                ------- -------
       Total net revenues...................................... $23,525 $12,502
                                                                ======= =======

  Long-lived assets by geographic location are as follows (in thousands):

                                                          March 31, December 31,
                                                            1999        1998
                                                          --------- ------------
     United States.......................................  $20,692     14,538
     Japan...............................................      412        454
     Europe..............................................      348        329
                                                           -------     ------
       Total.............................................  $21,452     15,321
                                                           =======     ======

NOTE 3--SUBSEQUENT EVENTS

(a) Stock Split

  On April 27, 1999, the board of directors approved a 2-for-1 split of the Company's Common Stock in the form of a stock dividend. The stock split was effected on May 10, 1999. Accordingly, the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the stock split.

(b) Pending Acquisition

  On April 13, 1999, the Company entered into a definitive agreement to acquire privately held Xing Technology Corp. (Xing), a developer and provider of MP3 software. The Company will acquire Xing in exchange for shares of common stock of the Company with a maximum value of $75 million. The acquisition, which is expected to be accounted for as a pooling of interests and is subject to certain customary conditions, is expected to be completed no later than the third quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The discussion in this report contains forward-looking statements that involve risks and uncertainties. RealNetworks' actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Factors that May Affect RealNetworks' Business, Future Operating Results and Financial Condition", included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents RealNetworks files from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Overview

  We are a leading provider of media delivery and distribution solutions designed for the Internet. Our solutions enable consumers to experience and content providers to deliver a broad range of multimedia content, including audio, video, text and animation. We pioneered the development and commercialization of "streaming media" systems that enable the creation, real-time delivery and playback of multimedia content. We believe that we have established a leadership position in the market for these systems. We have more than 60 million registered users of our RealPlayer product and believe that 85% of all Web pages using streaming media use our technology. The broad acceptance of the Internet as a means of content delivery, combined with recent technological advances, has greatly increased the practicality and popularity of a number of new online media delivery formats. In response, we have extended our media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on PCs and digital playback devices.

  We were incorporated in February 1994 and were in the development stage until July 1995, when we released the commercial version of RealAudio Version
1.0. From inception through December 31, 1995, our operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, conducting research and development, building the RealAudio brand and establishing the market for streaming audio. During 1996, we continued to invest heavily in research and development and marketing and in building our domestic and international sales channels and our general and administrative infrastructure. In August 1996, we began selling RealPlayer Plus, a premium version of our RealPlayer product. RealPlayer continues to be available for download free of charge from our websites. In June 1997, we released the commercial version of RealVideo Version 4.0. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that includes RealAudio and RealVideo technology. In November 1998, we released the commercial version of RealSystem G2, our latest generation media delivery system. In May 1999, we released RealSystem MP, as well as a beta version of RealJukebox.

  Our revenues are reported in the following three categories:

  . Software license fees include revenues from sales of our RealPlayer Plus, RealServers and related authoring and publishing tools, OEM sales of our products and sales of third-party products.

  . Service revenues include support and maintenance services that we sell to customers who purchase our RealPlayer Plus, RealServers and tools products. We also provide broadcast hosting services through our Real Broadcast Network and offer consulting services.

  . Advertising revenues are derived from the sale of advertising on our websites.

  In March 1998, we acquired Vivo Software, a leading developer of streaming media creation tools, in an acquisition accounted for using the purchase method of accounting. On April 13, 1999, we entered into a definitive agreement to acquire privately held Xing Technology, a leading developer and provider of MP3 software, in exchange for shares of our common stock having a maximum value of $75 million. The acquisition, which we expect to account for as a pooling of interests, is subject to certain customary conditions. It is expected to be completed no later than the third quarter of 1999.

Results of Operations

 Revenues

  Software License Fees. Software license fees were $17.0 million for the quarter ended March 31, 1999, an increase of 81% from $9.4 million in the comparable quarter of the prior year. The increase was due primarily to a greater volume of products sold, which resulted from growth in the demand for streaming media on the Internet, the introduction of the RealSystem G2 in November 1998, successful product promotions and increased sales of third-party products. Software license fees for each of the quarters ended March 31, 1999 and 1998 included $2.4 million related to the Microsoft license agreement we entered into in June 1997.

  Service Revenues. Service revenues were $5.2 million for the quarter ended March 31, 1999, an increase of 100% from $2.6 million in the comparable quarter of the prior year. The increase was primarily due to a larger installed base of our products from which we derive support and maintenance revenues and increases in revenues from our consulting and streaming media hosting services.

  Advertising. Advertising revenues were $1.3 million for the quarter ended March 31, 1999, an increase of 174% from $0.5 million in the comparable quarter of the prior year. The increase in advertising revenues was due to increased traffic on websites and increased effectiveness of our advertising sales force.

  Geographic Revenues. Excluding revenues from the Microsoft license agreement, international revenues represented 21% of total net revenues in the quarter ended March 31, 1998 and 24% of total net revenues in the quarter ended March 31, 1999. Revenues generated in Europe were 10% and 13% of total net revenues (excluding revenues from the Microsoft license agreement) in the quarters ended March 31, 1998 and 1999, respectively, and revenues generated in Japan/Asia Pacific were 9% of total net revenues (excluding revenues from the Microsoft license agreement) in each of the quarters ended March 31, 1998 and 1999.

 Cost of Revenues

  Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology and fees paid to third-party vendors for order fulfillment. Cost of software license fees was $2.8 million for the quarter ended March 31, 1999, an increase of 77% from $1.6 million in the comparable quarter of the prior year, and remained a constant 17% of software license fees. The increase in absolute dollars was due primarily to higher sales volumes.

  Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and other services and bandwidth expenses for streaming media hosting services. Cost of service revenues was $0.9 million for the quarter ended March 31, 1999, an increase of 77% from $0.5 million in the comparable quarter of the prior year, but decreased as a percentage of service revenues to 18% from 20%. The increase in absolute dollars was primarily due to increased staff and contract personnel needed to provide services to a greater number of customers. The decrease as a percentage of service revenues was primarily due to economies of scale in providing support services to a larger customer base.

  Cost of Advertising. Cost of advertising includes the cost of personnel associated with content creation and maintenance and fees paid to third parties for content included in our websites. Cost of advertising was $0.6 million for the quarter ended March 31, 1999, an increase of 66% from $0.3 million in the comparable quarter of the prior year, but decreased as a percentage of advertising revenues to 43% from 72%. The increase in absolute dollars was primarily due to increases in the quality and quantity of content available on our websites, the addition of new websites and higher bandwidth costs. The decrease as a percentage of advertising revenues was due to greater economies of scale.

  Our gross margins may fluctuate based on the mix of distribution channels used and the mix of products sold.

 Operating Expenses

  Research and Development. Research and development expenses consist primarily of salaries and consulting fees associated with product development and costs of technology acquired from third parties to be incorporated into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility is generally not established until substantially all development is complete. We believe that significant investment in research and development is a critical factor in attaining our strategic objectives and, as a result, we expect to increase research and development expenditures in future periods. Research and development expenses were $7.3 million for the quarter ended March 31, 1999, an increase of 65% from $4.4 million in the comparable quarter of the prior year, but decreased as a percentage of total net revenues to 31% from 35%. The increase in absolute dollars was primarily due to increases in internal development personnel, consulting expenses and contract labor. Research and development expenses were primarily related to the development of new technology and products, including RealSystem MP and RealJukebox, and enhancements made to existing products. The decrease in percentage terms was a result of revenues growing at a faster rate than expenses.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, sales commissions, consulting fees, trade show expenses, advertising costs and cost of marketing collateral. We intend to increase our branding and marketing efforts and therefore expect sales and marketing expenses to increase significantly in future periods. Sales and marketing expenses were $10.2 million for the quarter ended March 31, 1999, an increase of 50% from $6.8 million in the comparable quarter of the prior year, but decreased as a percentage of total net revenues to 43% from 55%. The increase in absolute dollars was due to the expansion of our direct sales and marketing organization, the creation of additional sales offices, promotions and other expenses related to the continued development of the "Real" brand. The decrease in percentage terms was a result of revenues growing at a faster rate than expenses.

  General and Administrative. General and administrative expenses consist primarily of salaries, fees for professional services and bad debt expense. We expect general and administrative expenses to increase as we expand our staff and incur additional costs related to growth of our business. General and administrative expenses were $2.9 million for the quarter ended March 31, 1999, an increase of 39% from $2.1 million in the comparable quarter of the prior year, but decreased as a percentage of total net revenues to 12% from 17%. The increase in absolute dollars was primarily a result of increased personnel and facility expenses necessary to support our growth. The decrease in percentage terms was due to revenues growing at a faster rate than expenses.

 Goodwill Amortization and Acquisition Charges

  In March 1998, we acquired Vivo Software, a developer of streaming media creation tools. We issued approximately 2.2 million shares of our common stock in exchange for all outstanding shares of Vivo common stock and assumed options to purchase approximately 95,000 shares of our common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Vivo's operations are included in our financial statements since the date of acquisition.

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

  The percentage completion of the projects at the time of acquisition was as follows:

      Encoder tools..................................................... 40%-70%
      Server codec......................................................   30%
      Client codec......................................................   30%

  We completed the development of the encoder tools in 1998. The total cost to complete development of the encoder tools was approximately $1.0 million. The server and client codec projects are expected to be complete in 1999. The expected aggregate cost to complete the server and client codecs is approximately $0.7 million.

  Since the acquisition, we have continued to market and support Vivo's existing products on a limited basis and will continue to do so until the in-process projects are completed.

  The acquisition of Vivo was a tax-free reorganization under the Internal Revenue Code. Therefore, the charge for in-process research and development and amortization of acquired intangible assets is not deductible for income tax purposes.

Other Income, Net

  Other income, net consists primarily of earnings on RealNetworks' cash, cash equivalents and short-term investments. Other income, net was $1.0 million for the quarter ended March 31, 1999 and $1.1 million for the quarter ended March 31, 1998.

Liquidity and Capital Resources

  Net cash provided by operating activities was $6.7 million for the quarter ended March 31, 1999. Net cash used in operating activities was $1.0 million for the quarter ended March 31, 1998. Net cash provided by operating activities in the quarter ended March 31, 1999 resulted primarily from an increase in current liabilities of $6.4 million and from noncash charges associated with depreciation and amortization of $1.3 million, partially offset by the reported net loss of $0.7 million. Cash used in operating activities for the quarter ended March 31, 1998 was primarily due to the reported net loss, partially offset by non-cash acquisition charges.

  Net cash used in investing activities was $24.6 million and $15.9 million for the quarters ended March 31, 1999 and 1998, respectively, and was primarily a result of net purchases of short-term investments and purchases of equipment and leasehold improvements.

  Net cash provided by financing activities was $252,000 and $2,000 for the quarters ended March 31, 1999 and 1998, respectively, and was a result of net proceeds from the exercise of stock options.

  At March 31, 1999, we had $89.1 million in cash, cash equivalents and short-term investments. As of March 31, 1999, our principal commitments consisted of obligations under operating leases and a $1.0 million note payable. Since our inception, we have experienced a substantial increase in our capital expenditures to support expansion of our operations and information systems.

  In January 1998, we entered into a lease agreement for a new location for our corporate headquarters. The lease commenced on April 1, 1999 and expires on April 1, 2011, with an option to renew the lease for either a three- or ten-year period. We expect to occupy the new facilities in May 1999. We are funding the tenant improvements, a portion of which may be financed through equipment leases. In addition, we are in the process of upgrading and replacing our existing internal information systems. We anticipate that the costs of the tenant improvements and information systems will total approximately $14.0 million in 1999.

  We do not hold derivative financial instruments or equity securities in our investment portfolio. Our cash equivalents and short-term investments consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio and requires that all short-term investments mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 1999, the fair value of the portfolio would decline by an immaterial amount. Because we have historically held our fixed-income investments until maturity, we would not expect our operating results or cash flows to be significantly affected by a sudden change in market interest rates on our securities portfolio.

  We conduct our operations in five primary functional currencies: the United States dollar, the Japanese yen, the British pound, the French franc and the German mark. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rates. We invoice the customers of our international subsidiaries primarily in U.S. dollars, except in Japan, where we invoice our customers primarily in yen. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact in 1998 and 1997.

  On January 1, 1999, the participating member countries of the European Union converted to a common currency, the euro. On that same date they established fixed conversion rates between their existing sovereign currencies and the euro. Even though legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro until January 1, 2002, the participating countries will no longer be able to direct independent interest rates for the legacy currencies. The authority to set monetary policy will now reside with the new European Central Bank. We do not anticipate any material impact from the euro conversion on our financial information systems, which currently accommodate multiple currencies. Due to numerous uncertainties, we cannot reasonably estimate the effect that the euro conversion issue will have on our pricing or market strategies or the impact, if any, it will have on our financial condition and results of operations.

  Since our inception, we have significantly increased our operating expenses. We currently anticipate that we will continue to experience significant growth in our operating expenses and that such expenses will be a material use of our cash resources. Not including the estimated net proceeds we expect to receive from this offering, we believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders.

Microsoft Relationship

  In June 1997, we entered into a strategic agreement with Microsoft pursuant to which we granted Microsoft a nonexclusive license to certain substantial elements of the source code of our RealAudio/RealVideo Version 4.0 technology and related RealNetworks trademarks for a license fee of $30.0 million. We are recognizing revenue related to the agreement ratably over the three-year term of our ongoing obligations.

  Microsoft may sublicense its rights to the licensed source code to third parties under certain conditions without further compensation to RealNetworks. In addition, Microsoft was granted an option to receive two additional deliveries of updated versions of the source code. Microsoft's right to receive the first delivery expired unexercised in July 1998. Microsoft may elect to acquire an updated version of the source code once before July 1999, upon payment of a license fee of $35.0 million. Under certain conditions, if we license our source code to a third party, the agreement provides for a partial refund of the license fee paid by Microsoft, based on a declining scale over the three-year term of the agreement.

  In connection with the agreement, Microsoft made a $30.0 million minority investment in RealNetworks in the form of 3.3 million shares of nonvoting preferred stock. These shares were converted into nonvoting special common stock concurrent with our initial public offering in November 1997. All shares of special common stock automatically convert into two shares of common stock upon sale or transfer by Microsoft to a third party not otherwise affiliated with Microsoft. As of May 6, 1999, Microsoft had sold all 3.3 million shares of its special common stock.

  On July 23, 1998, Robert Glaser, our chief executive officer, testified before the Senate Judiciary Committee that if a consumer had the RealPlayer on his or her computer system, and then downloaded the Windows Media Player, the Windows Media Player disabled important functions of our RealPlayer in certain instances. As a result, some of our customers who had downloaded the free RealPlayer, or paid for the RealPlayer Plus, found that their players did not work. We quickly incorporated a workaround solution into our RealPlayer and RealPlayer Plus and also posted this workaround solution on our website. We believe the workaround solution corrected the problem at the time and, as a result, we believe only a small number of customers were impacted by the situation. However, we believe there is a continued risk that future versions of Microsoft's products, especially Internet Explorer and the Windows Media Player, may negatively impact the experience of our customers by displaying a Windows Media Player when the customer seeks to play RealAudio or RealVideo content, or by posting an error message when the customer tries to play content available in RealNetworks' formats that may not be viewed through the Windows Media Player, without telling the customer how to obtain the latest RealPlayer. Such actions by Microsoft could materially reduce market share for the RealPlayer and have a negative effect on demand for our server software and tools. We have provided and will continue to seek to provide useful input to Microsoft to address these situations so as to provide an optimal experience for consumers. In light of these recent events, our relationship with Microsoft has become more competitive. See "--Factors That May Affect Our Business, Future Operating Results and Financial Condition--We may be unable to successfully compete with Microsoft and other companies in the media delivery market."

Year 2000 Compliance

  The "Year 2000" problem exists because many existing computer programs use only the last two digits to refer to a year. As a result, date-sensitive computer programs may not be able to distinguish whether a two-digit date designated as "00" refers to 1900 or 2000. This problem could cause system failures or the creation of wrong information and disrupt our operations.

  We have developed a phased plan to achieve Year 2000 compliance for our internal processing and operational systems and the current versions of our software products. During the first quarter of 1999, we assessed the state of our internal and external Year 2000 compliance. Currently, a plan to correct problems found during the assessment is being developed and tested. During the third quarter of 1999, we will implement this remediation plan, consisting of upgrading and replacement of certain product versions, if necessary, and test them for compliance.

  We have publicly made Year 2000 readiness disclosures stating that the current versions of our products are "Year 2000 compliant." "Year 2000 compliant" means that software products and systems are able to function properly before, during and after the year 2000 without loss of functionality due to date changes. This assurance assumes that:

  . our products are configured and used in accordance with the related documentation;

  . the underlying operating system of the host machine for our products and any other software used with or in such host machine are also Year 2000 compliant; and

  . all other products, whether hardware, software, or firmware, used with one of our products properly exchange data with it.

  We are currently testing and will continue to test our products and systems and may find errors or defects associated with Year 2000 date functions. We have not tested our products on all platforms or all versions of operating systems that we currently support. We believe that all of the current versions of our products will be Year 2000 compliant by the end of 1999. We have not specifically tested software obtained from third parties, such as licensed software, shareware and freeware, that is incorporated into our products, but we are seeking assurances from our vendors that licensed software is Year 2000 compliant. Despite our testing, testing by our current and potential customers, and whatever assurances, if any, we may receive from developers of technology incorporated into our products, our products and those of our vendors may contain undetected errors or defects associated with Year 2000 date functions.

  We rely on third parties for services and supplies such as telecommunications, Internet service and utilities. We are seeking confirmation from such service providers that their systems are Year 2000 compliant. Interruption of those services or supplies due to Year 2000 issues could adversely affect our operations. We are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. We are in the process of updating and upgrading our internal information systems. Although the replacement of information systems is not in direct response to Year 2000 concerns, we expect that all new internal information systems implemented in 1999 will be Year 2000 compliant.

  Known or unknown Year 2000 errors or defects in our internal systems and products, lack of Year 2000 compliance by third-party software incorporated in our products and/or interruption of services from our external service providers due to Year 2000 problems could result in failure or disruption of our products and operations, delay or loss of revenue, diversion of development resources, damage to our reputation, claims or litigation and increased service and warranty costs, any of which could impair our finances or business prospects. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, we are uncertain whether or to what extent we may be affected by it.

  We currently respond to customer concerns about our products on a case-by-case basis. In addition, we have posted a web page on our primary website indicating the Year 2000 status of our products. We believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways, including the decision to delay purchasing our products until the Year 2000. We believe that it is not possible to predict the overall impact of these decisions.

  At this stage in our analysis and remediation process, it is difficult to specifically identify the cause and the magnitude of any adverse economic impact of the most reasonably likely worst case Year 2000 scenario. Our reasonably likely worst case scenario would include the unavailability of our major internal systems to our employees and the failure of our products to operate properly, causing customers' systems and/or operations to fail or be disrupted. This worst case scenario also would include the failure of key vendors and/or suppliers to correct their own Year 2000 issues, which could cause failure or disruption of our operations or products. If a worst case scenario occurs, we may incur expenses to repair our systems or upgrade our products, face interruptions in the work of our employees, lose advertising, service and product license revenue, be unable to support the broadcast of other companies' content over the Internet, be unable to deliver downloads of our products, incur increased warranty and service expenses and suffer damage to our reputation. In addition, customers may sue us or otherwise seek compensation for their losses. We have agreed to indemnify certain customers for claims and losses if our products are not Year 2000 compliant. Any or all of the above events could harm our business.

  We have not yet fully developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. To date, we have not incurred significant expenditures for our Year 2000 remediation efforts. Although we do not anticipate the costs to address our Year 2000 issues to be material, the costs of Year 2000 remediation work and the date on which we plan to complete such work are based on management's best estimates. These estimates are derived from assumptions about future events, including the availability of certain resources, third-party remediation plans and other factors. In addition, undetected errors or the failure of such systems to be Year 2000 compliant could create significant record-keeping and operational deficiencies. Accordingly, if Year 2000 modifications, evaluations, assessments and conversions are not made or are not completed in time, the Year 2000 problem could harm our business.

 FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL
                                   CONDITION

We have a limited operating history, which makes it difficult to evaluate our business

  We were incorporated in February 1994 and have a limited operating history. We have limited financial results on which you can assess our future success. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as streaming media software, media delivery systems and electronic commerce.

  To address the risks and uncertainties we face, we must:

  . establish and maintain broad market acceptance of our products and services and convert that acceptance into direct and indirect sources of revenue;

  .   maintain and enhance our brand name;

  . continue to timely and successfully develop new products, product features and services and increase the functionality and features of existing products;

  .   successfully respond to competition from Microsoft and others; and

  . develop and maintain strategic relationships to enhance the distribution, features and utility of our products and services.

  Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. Our inability to successfully address these risks will harm our business.

We have a history of losses and may never attain profitability

  We have incurred significant losses since our inception and we may never become profitable. As of March 31, 1999, we had an accumulated deficit of approximately $34.7 million. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not continue our historical growth or generate sufficient revenues for profitability. If we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our operating results are likely to fluctuate significantly

  As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control. These factors include the following, as well as others discussed elsewhere in this section:

  . how and when we introduce new products and services and enhance our existing products and services;

  .   the timing and success of our brand-building and marketing campaigns;

  .   our ability to establish and maintain strategic relationships;

  .   the demand for Internet advertising and sponsorships;

  .   the emergence and success of new and existing competition;

  . varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure, domestically and internationally, including the hiring of new employees;

  . technical difficulties with our products, system downtime, system failures or interruptions in Internet access;

  .   costs related to the acquisition of businesses or technology; and

  .   costs of litigation and intellectual property protection.

  In addition, because the market for our products and services is relatively new and rapidly changing, it is difficult to predict future financial results. Our research and development and sales and marketing efforts, and business expenditures generally, are partially based on predictions regarding certain developments for media delivery. To the extent that these predictions prove inaccurate, our revenues and operating expenses may fluctuate.

  For these reasons, you should not rely on period-to-period comparisons of our financial results as indications of future results. Our future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

We may be unable to successfully compete with Microsoft and other companies in the media delivery market

  The market for software and services for media delivery over the Internet is relatively new, constantly changing and intensely competitive. As media delivery evolves into a central component of the Internet experience, more companies are entering the market for, and expending increasing resources to develop, media delivery software and services. We expect that competition will continue to intensify.

  Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology franchise. Price concessions or the emergence of other pricing or distribution strategies of competitors may diminish our revenues, impact our margins or lead to a reduction in our market share, any of which will harm our business.

  We believe that the primary competitive factors in the media delivery market include:

  .   the quality and reliability of the overall media delivery solution;

  . access to distribution channels necessary to achieve broad distribution and use of products;

  . the availability of content for delivery over the Internet and access to necessary intellectual property rights;

  . the ability to develop and support secure formats for digital media delivery, particularly music and video;

  . the size of the active audience for streaming media and its appeal to content providers and advertisers;

  .   features for creating, editing and adapting content for the Internet;

  .   ease of use and interactive user features in products;

  .   ease of finding and accessing content over the Internet;

  . scalability of streaming media and media delivery technology and cost per user;

  .   pricing and licensing terms;

  .   compatibility with new and existing media formats;

  . compatibility with the user's existing network components and software systems; and

  . challenges caused by bandwidth constraints and other limitations of the Internet infrastructure.

Our failure to adequately address any of the above factors could harm our business strategy and operating results.

  Microsoft is a principal competitor in the development and distribution of streaming media and media distribution technology. Microsoft currently competes with us in the market for streaming media server and player software and has announced its intent to compete in the market for digital distribution of media. We believe that Microsoft's commitment to and presence in the media delivery industry has increased and that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

  Microsoft distributes its competing streaming media server and tools products by bundling them with its Windows NT servers at no additional charge and by making them available for download from its website for free. While we also provide free downloads of certain of our products, including players, servers and tools, Microsoft's practices have caused, and may continue to cause, pricing pressure on our products. These practices could lead to longer sales cycles, decreased sales and reduced market share. In addition, we believe that Microsoft has used and may be able to use its dominant position in the computer industry and its financial resources to secure preferential or exclusive distribution and bundling contracts for its streaming media products with third parties such as Internet service providers (ISPs), online service providers, content providers, entertainment companies, media companies, broadcasters, value added resellers (VARs) and original equipment manufacturers (OEMs), including third parties with whom we have relationships. Such arrangements, together with Microsoft's aggressive marketing of Windows NT and of its streaming media products, may reduce our share of the streaming media market.

  Microsoft's Windows Media Player competes with our RealPlayer products. The Windows Media Player is available for download from Microsoft's website for free, and is bundled by Microsoft with its Windows 98 operating system and with its Web browser, Internet Explorer. In addition, Microsoft has bundled certain audio capabilities into a radio toolkit for Internet Explorer 5.0, its latest Web browser. Internet Explorer 5.0 includes Web Events, which provides links to multimedia content on the Internet, especially content in Microsoft's streaming media formats. We expect that by leveraging its dominant position in operating systems and tying streaming media into its operating system and its browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users to its streaming media products. Currently, our RealPlayer has a high degree of market penetration: we have over 60 million registered users and estimate that over 85% of all Web pages on the Internet that use streaming media do so using our formats. Our market position may be difficult to sustain, particularly in light of Microsoft's efforts and dominant position in operating systems.

  On July 23, 1998, Robert Glaser, our chief executive officer, testified before the Senate Judiciary Committee that if a consumer had the RealPlayer on his or her computer system, and then downloaded the Windows Media Player, the Windows Media Player disabled important functions of our RealPlayer in certain instances. As a result, some of our customers who had downloaded the free RealPlayer, or paid for the RealPlayer Plus, found that their players did not work. We quickly incorporated a workaround solution into our RealPlayer and RealPlayer Plus and also posted this workaround solution on our website. We believe the workaround solution corrected the problem at the time and, as a result, we believe only a small number of customers were impacted by the situation. However, we believe there is a continued risk that future versions of Microsoft's products, especially Internet Explorer and the Windows Media Player, may negatively impact the experience of our customers by displaying a Windows Media Player when the customer seeks to play RealAudio or RealVideo content, or by posting an error message when the customer tries to play content available in RealNetworks' formats that may not be viewed through the Windows Media Player, without telling the customer how to obtain the latest RealPlayer. Such actions by Microsoft could materially reduce market share for the RealPlayer and have a negative effect on demand for our server software and tools. We have provided and will continue to seek to provide useful input to Microsoft to address these situations so as to provide an optimal experience for consumers. In light of these recent events, our relationship with Microsoft has become more competitive.

  In addition to Microsoft, we face increasing competition from other companies that are developing and marketing streaming media products. Competitors include Apple Computer, which has just announced the availability of QuickTime 4.0 with a streaming media server, Cisco Systems/Precept Software, PictureTel/Starlight Networks and Oracle. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage.

  We do not believe that clear standards have emerged with respect to non-PC wireless and cable-based systems. Likewise, no one company has gained a dominant position in the mobile device market. Other companies' products and services or new standards may emerge in any of these areas, which could reduce demand for our products or render them obsolete.

  In addition, our streaming media and media delivery products face competition from non-streaming, "fast download" media delivery technologies such as AVI, QuickTime and MP3. Other fast download or non-streaming IP-based content distribution methods are likely to emerge and could compete with our products and services, which could harm our business.

We may be unable to successfully compete in other parts of our business

  Media Hosting. Our media hosting service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting services. These companies include Broadcast.com (which has agreed to be acquired by Yahoo!) and Intervu and emerging broadcast networks such as CMGI's Magnitude Network and Enron Communications. We may not establish or sustain our competitive position in this market segment. Some media hosting competitors are also customers on whom we rely to help drive product download traffic to our website through their broadcast events.

  Website Destinations, Content and Advertising. While Internet advertising revenues across the industry continue to grow, the number of websites competing for advertising revenues is also growing rapidly. Our websites, including Real.com, Film.com and LiveConcerts.com, compete for user traffic and Internet advertising revenues with a wide variety of websites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Broadcast.com and Microsoft's Web Events, compete with our RealGuide. We also compete with traditional media such as television, radio and print for a share of advertisers' total advertising budgets. Our advertising sales force and infrastructure are still in early stages of development relative to those of our competitors. We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, or if we lose website traffic, our business could be harmed.

  Electronic Commerce. The electronic commerce features of our websites compete with a variety of other websites for consumer traffic. To compete successfully in the electronic commerce market, we must attract sufficient traffic to our websites by offering high-quality, competitively priced, desirable merchandise in a compelling, easy-to-purchase format. In addition, we must successfully leverage our existing user base to develop the market for our products and services. We may not compete successfully in the growing and rapidly changing market for electronic commerce. Our failure to do so could harm our business.

  Increased competition may result in price reductions, reduced margins, loss of market share, loss of customers, and a change in our business and marketing strategies, any of which could harm our business.

We may not be successful in the market for downloadable media and local media delivery

  In May 1999, we announced the RealSystem MP, a digital music architecture enabling integration with a wide range of Internet services and hardware devices. We also released a beta version of RealJukebox, our client software based on the RealSystem MP. These products represent an extension of our business into downloadable media and local media delivery, which is a substantial evolution from our historical focus on streaming media products and services. We do not know whether there is a sustainable market for products such as RealSystem MP and RealJukebox. Even if that market exists, we may be unable to develop a revenue model or sufficient demand to take advantage of the market opportunity.

  While over one million copies of RealJukebox have been downloaded since its beta release on May 3, 1999, it is too soon to determine if RealJukebox will be widely received in the marketplace. There are now a number of competitive products on the market that offer certain of the features that RealJukebox offers. In addition, given the size and importance of the general market for music distribution, competitors will likely release products that directly compete with RealJukebox, which could harm our business. Even if RealJukebox achieves widespread market acceptance, it may not achieve a high level of use, which would lead to a low rate of upgrade sales and electronic commerce opportunities.

  RealJukebox has been released only as an early beta version. Although we tested this version prior to its release, it likely contains errors. We will spend substantial development resources to continue to test the product, to correct errors and to improve the product before we release a commercial version of RealJukebox. We may never release a commercial version. Our inability to commercially release RealJukebox, to achieve widespread acceptance for RealSystem MP and RealJukebox, or to create new revenue streams from new market segments could harm our business.

  RealJukebox allows users to record and play back music in a variety of technical formats, including RealAudio G2 and MP3. However, technical formats and consumer preferences evolve very rapidly, and we may be unable to adequately address consumer preferences or fulfill the market demand to the extent it exists.

  We have had long-term relationships with recording companies, including major record labels, many of which offer their streaming content in our formats. However, recording companies, including those with whom we have a relationship, may be uncomfortable with some features of RealJukebox. As a result, some record companies may decide to withhold content from RealJukebox, or refrain from or delay participating in promotional opportunities with respect to RealJukebox.

  RealJukebox is intended to allow users of the product to acquire, record, play back and manage music for their personal use. It is possible for a user of RealJukebox to elect not to use the copyright-protection features it contains and then violate the intellectual property rights of artists and recording companies by engaging in an authorized distribution of music. The laws governing the recording, distribution and performance of digital music are new and largely untested. While we believe we have developed RealJukebox to comply with U.S. copyright laws, a court may find us in violation of these laws. The Recording Industry Association of America, an industry group, recently pursued legal action to enjoin the distribution of the Rio, an MP3 player made by Diamond Multimedia. Similar action or other litigation in the United States or abroad directed at us could harm our business, even if such litigation were entirely without merit.

We may not successfully develop new products and services

  Our growth depends on our ability to continue to develop leading edge media delivery and digital distribution products and services. If we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenues to offset development costs, our business and operating results would be harmed. We may not timely and successfully identify, develop and market new product and service opportunities. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability.

  Because the markets for our products and services are rapidly changing, we must develop new offerings quickly. We have experienced development delays and cost overruns in our development efforts in the past and we may encounter such problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our products also may contain undetected errors that could cause increased development costs, loss of revenues, adverse publicity, reduced market acceptance of the products or lawsuits by customers.

We rely on content provided by third parties to increase market acceptance of our products

  If third parties do not develop or offer compelling content to be delivered over the Internet, our business will be harmed and our products may not achieve or sustain broad market acceptance. We rely on third-party content providers, such as radio and television stations, record labels, media companies, websites and other companies, to develop and offer content in our formats that can be delivered using our server products and played back using our player products. While we have a number of short-term agreements with third parties to provide content from their websites in our formats, most third parties are not obligated to develop or offer content using our technology. In addition, some third parties have entered into and may in the future enter into agreements with our competitors, principally Microsoft, to develop or offer all or a substantial portion of their content in our competitors' formats. Microsoft has more resources to secure preferential and even exclusive relationships with content providers. If Microsoft or another competitor were to secure preferential or exclusive relationships with the leading broadcasters, record companies or websites, it could result in less demand for and use of our products. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats to encourage and sustain broad market acceptance of our products. Their failure to do so would harm our business.

  As we move into the market for digital distribution of media and local media playback, our success depends on the availability of third-party content, especially music, that users of our RealJukebox product can lawfully and easily access, record and play back. If third parties are unwilling to offer their content for free download or purchase by users of RealJukebox, our product may not achieve or sustain market acceptance. Competitors could secure exclusive distribution relationships with such content providers, which would harm our business.

We depend on key personnel who may leave us at any time

  Our success substantially depends on the continued employment of our executive officers and key employees, particularly Robert Glaser, our chairman of the board and chief executive officer. The loss of the services of Mr. Glaser or any of our other executive officers or key employees could harm our business. None of our executive officers has a contract that guarantees employment. Other than the $2 million insurance policy on the life of Mr. Glaser, we do not maintain "key person" life insurance policies.

Our failure to attract, train or retain highly qualified personnel could harm our business

  Our success also depends on our ability to attract, train and retain qualified personnel, specifically those with management and product development skills. In particular, we must hire additional skilled software engineers to further our research and development efforts. Competition for such personnel is intense, particularly in high-technology centers such as the Pacific Northwest. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of stock options they may receive in connection with their employment. As a result of recent volatility in our stock price, we may be disadvantaged in competing with companies that have not experienced similar volatility or that have not yet sold their stock publicly. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be harmed.

We may not successfully manage our growth

  We cannot successfully implement our business model if we fail to manage our growth. We have rapidly and significantly expanded our operations domestically and internationally and anticipate further expansion to take advantage of market opportunities. We have increased the number of our full-time employees from 325 on January 1, 1998 to 490 on March 31, 1999. Managing this substantial expansion has placed a significant strain on our management, operational and financial resources. If our growth continues, we will need to continue to improve our financial and managerial control and reporting systems and procedures.

  We are in the process of implementing new management information software systems. This will affect many aspects of our business, including our accounting, operations, electronic commerce, customer service, purchasing, sales and marketing functions. The purchase, implementation and testing of these systems has resulted, and will result, in significant capital expenditures and could disrupt our day-to-day operations. If these systems are not implemented as expected, our ability to provide products and services to our customers on a timely basis will suffer and delays in the recording and reporting of our operating results could occur.

The growth of our business depends on the increased use of the Internet for communications, commerce and advertising

  The growth of our business depends on the continued growth of the Internet as a medium for communications, electronic commerce and advertising. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium. The Internet may not be accepted as a viable commercial medium for broadcasting multimedia content or media delivery for a number of reasons, including:

  . potentially inadequate development of the necessary infrastructure to accommodate growth in the number of users and Internet traffic;

  . lack of acceptance of the Internet as a medium for distributing streaming media content or for media delivery;

  .   unavailability of compelling multimedia content;

  .   inadequate commercial support for Web-based advertising; and

  . delays in the development or adoption of new technological standards and protocols or increased governmental regulation, which could inhibit the growth and use of the Internet.

  In addition, we believe that other Internet-related issues, such as security, reliability, cost, ease of use and quality of service, remain largely unresolved and may affect the amount of business that is conducted over the Internet.

  If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, specifically the demands of delivering high-quality media content. As a result, its performance and reliability may decline. In addition, websites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently in the future, Internet usage, as well as the usage of our products, services and websites, could grow more slowly or decline.

Changes in network infrastructure, transmission methods and broadband technologies pose risks to our business

  We believe that increased Internet use may depend on the availability of greater bandwidth or data transmission speeds (also known as broadband transmission). If broadband access becomes widely available, we believe it presents both a substantial opportunity and a significant business challenge for us. Internet access through cable television set-top boxes, digital subscriber lines or wireless connections could dramatically reduce the demand for our products and services by utilizing alternate technology that more efficiently transmits data. This could harm our business as currently conducted.

  Development of products and services for a broadband transmission infrastructure involves a number of additional risks, including:

  .   changes in content delivery methods and protocols;

  . obtaining compelling content that takes advantage of broadband access and helps drive market acceptance of our products and services;

  . the emergence of new competitors, such as traditional broadcast and cable television companies, which have significant control over access to content, substantial resources and established relationships with media providers;

  . the development of relationships by our current competitors with companies that have significant access to or control over the broadband transmission infrastructure or content;

  . the need to establish new relationships with non-PC based providers of broadband access, such as providers of television set-top boxes and cable television, some of which may be our competitors; and

  . the general risks of new product and service development, including the challenges to develop error-free products and enhancements, develop compelling services and achieve market acceptance for these products and services.

  We depend on the efforts of third parties to develop and provide a successful infrastructure for broadband transmission. Even if broadband access becomes widely available, heavy use of the Internet may negatively impact the quality of media delivered through broadband connections. If these third parties experience delays or difficulties establishing a widespread broadband transmission infrastructure or if heavy usage limits the broadband experience, the release of our broadband products and services could be delayed. Even if a broadband transmission infrastructure is developed for widespread use, our products and services may not achieve market acceptance or generate sufficient revenues to offset our development costs.

We could lose strategic relationships that are essential to our business

  The loss of certain current strategic relationships, the inability to find other strategic partners or the failure of our existing relationships to achieve meaningful positive results for us could harm our business. We rely in part on strategic relationships to help us:

  .   maximize adoption of our products through distribution arrangements;

  . increase the amount and availability of compelling media content on the Internet to help boost demand for our products and services;

  .   enhance our brand;

  .   expand the range of commercial activities based on our technology;

  . expand the distribution of our streaming media content without a degradation in fidelity; and

  .   increase the performance and utility of our products and services.

  Many of these goals are beyond our traditional strengths. We anticipate that the efforts of our strategic partners will become more important as the multimedia experience over the Internet matures. For example, we may become more reliant on strategic partners to provide multimedia content, provide more secure and easy-to-use electronic commerce solutions and build out the necessary infrastructure for media delivery. We may not be successful in forming strategic relationships. In addition, the efforts of our strategic partners may be unsuccessful. Furthermore, these strategic relationships may be terminated before we realize any benefit.

Our industry is experiencing consolidation that may intensify competition

  The Internet industry has recently experienced substantial consolidation and a proliferation of strategic transactions. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

  . competitors could acquire or partner with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services; or

  . a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services.

  Recent announcements and consolidations that could affect our business include:

  . Microsoft's strategic investments in broadband initiatives, including its recently announced $5 billion investment in AT&T;

  . AT&T's acquisition of TCI and its announcement that it will acquire MediaOne Communications;

  .   At Home's announcement that it will acquire Excite; and

  . Yahoo!'s announcements that it will acquire Broadcast.com and GeoCities.

Potential acquisitions involve risks we may not adequately address

  The failure to adequately address the financial and operational risks raised by acquisitions of technology and businesses could harm our business. We have acquired complementary technologies and businesses in the past, and intend to do so in the future. Financial risks related to acquisitions include:

  .   potentially dilutive issuances of equity securities;

  .   use of cash resources;

  .   the incurrence of additional debt and contingent liabilities;

  .   large write-offs; and

  .   amortization expenses related to goodwill and other intangible assets.

  Acquisitions also involve operational risks, including:

  . difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company;

  .   diversion of management's attention from other business concerns;

  . impairment of relationships with our employees, affiliates, advertisers and content providers;

  . inability to maintain uniform standards, controls, procedures and policies;

  .   entrance into markets in which we have no direct prior experience; and

  .   loss of key employees of the acquired company.

  We currently have an agreement to acquire Xing Technology, an MP3 software developer, in a transaction that we expect to account for as a pooling of interests. We may not adequately integrate this or any future acquisitions. In addition, we may not be able to account for future acquisitions as a pooling of interests, which could harm our operating results.

Our business will suffer if our systems fail or become unavailable

  A reduction in the performance, reliability and availability of our websites and network infrastructure will harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our revenues depend in large part on the number of users that download our products from our websites and access the content services on our websites. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Our computer and communications infrastructure is located at a single leased facility in Seattle, Washington. We are currently preparing to move our entire main headquarters and computer and communications infrastructure to a new leased facility, also in Seattle, Washington. This move involves risks associated with moving our infrastructure, though we plan to temporarily operate multiple computer systems to minimize the risk of system outage. We do not have fully redundant systems or a formal disaster recovery plan, and we do not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage.

  Our electronic commerce and digital distribution activities are managed by sophisticated software and computer systems. We may encounter delays in developing these systems, and they may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and websites could be less attractive to such entities or individuals and our business would be harmed.

  A sudden and significant increase in traffic on our websites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures. Our operations also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We depend on Web browsers, ISPs and online service providers to provide Internet users access to our websites. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. In addition, certain ISPs have temporarily interrupted our website operations in response to the heavy volume of e-mail transmission we generate and send to our large user base. These types of interruptions could continue or increase in the future.

Our network is subject to security risks that could harm our reputation and expose us to litigation or liability

  Online commerce and communications depend on the ability to transmit confidential information securely over public networks. Any compromise of our ability to transmit confidential information securely, and costs associated with preventing or eliminating any problems, could harm our business. Online transmissions are subject to a number of security risks, including:

  . our own or licensed encryption and authentication technology may be compromised, breached or otherwise insufficient to ensure the security of customer information;

  . we could experience unauthorized access, computer viruses and other disruptive problems, whether intentional or accidental;

  . a third party could circumvent our security measures and misappropriate proprietary information or interrupt operations; and

  .   credit card companies could restrict online credit card transactions.

  The occurrence of any of these or similar events could damage our reputation and expose us to litigation or liability. We may also be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

Our international operations involve risks

  We operate subsidiaries in England, France, Germany and Japan, and market and sell products in several other countries. For the quarter ended March 31, 1999, approximately 24% of our revenues, excluding revenues derived from our license agreement with Microsoft, were derived from international operations. We are subject to the normal risks of doing business internationally, as well as risks specific to Internet-based companies in foreign markets. These risks include:

  . delays in the development of the Internet as a broadcast, advertising and commerce medium in international markets;

  . difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems infrastructures in individual markets;

  .   unexpected changes in regulatory requirements;

  . export and import restrictions, including those restricting the use of encryption technology;

  .   tariffs and trade barriers and limitations on fund transfers;

  .   difficulties in staffing and managing foreign operations;

  .   longer payment cycles and problems in collecting accounts receivable;

  .   potential adverse tax consequences;

  .   exchange rate fluctuations;

  . increased risk of piracy and limits on our ability to enforce our intellectual property rights; and

  .   other legal and political risks.

  Any of these factors could harm our business. We do not currently hedge our foreign currency exposures. See "--Liquidity and Capital Resources."

We may be unable to adequately protect our proprietary rights

  Our inability to protect our proprietary rights, and the costs of doing so, could harm our business. Our success and ability to compete partly depend on the superiority, uniqueness or value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or infringe aspects of our technology, products, services or trademarks, or obtain and use information we regard as proprietary. In addition, others may independently develop technologies that are similar or superior to ours, which could reduce the value of our intellectual property.

  Companies in the computer industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. For instance, in August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against us and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas--Dallas Division. The plaintiffs allege that we, individually and in combination with Broadcast.com, infringe on a certain patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin us from the alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. We believe the allegations are without merit and intend to vigorously defend ourselves against the claim. However, litigation is inherently uncertain, and we may be unable to successfully defend ourselves against this claim.

  Similar claims may involve our internally developed technology or technology and enhancements that we license from third parties. Claims of this nature could require us to spend significant amounts of time and money to defend ourselves against them. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or halt distribution of our products while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could harm our business.

We are subject to risks associated with governmental regulation and legal uncertainties

  We are not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses, although certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Few existing laws or regulations specifically apply to the Internet. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet. These laws may relate to areas such as content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, encryption, use of key escrow data, caching of content by server products, electronic authentication or "digital signatures," personal privacy, advertising, taxation, electronic commerce liability, e-mail, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may therefore harm our business.

  We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

  .   limit the growth of the Internet;

  . create uncertainty in the marketplace that could reduce demand for our products and services;

  .   increase our cost of doing business;

  . expose us to significant liabilities associated with content available on our websites or distributed or accessed through our products or services; or

  . lead to increased product development costs, or otherwise harm our business.

  On October 28, 1998, the Digital Millennium Copyright Act (DMCA) was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers will be required to pay licensing fees for sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. Depending on the rates and terms adopted for the statutory licenses, the DMCA could harm our business.

  The Child Online Protection Act and the Child Online Privacy Protection Act
(COPA) were enacted in October 1998. The COPA impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not currently distribute the types of materials that we believe the COPA would deem illegal, and do not knowingly collect and disclose personal information from such minors. The manner in which the COPA may be interpreted and enforced cannot be fully determined, and future legislation similar to the COPA could subject us to potential liability, which in turn could harm our business. Such laws could also damage the growth of the Internet generally and decrease the demand for our products and services.

Provisions of our charter documents, shareholder rights plan and Washington law could discourage our acquisition by a third party

  Our articles of incorporation provide for a strategic transaction committee of the board of directors currently comprised of Messrs. Glaser, Breyer and Kapor. Without the prior approval of this committee, and subject to certain limited exceptions, the board of directors does not have the authority to:

  .   adopt a plan of merger;

  .   authorize the sale, lease, exchange or mortgage of:

     (A) assets representing more than 50% of the book value of our assets prior to the transaction; or

     (B) any other asset or assets on which our long-term business strategy is substantially dependent;

  .   authorize our voluntary dissolution; or

  .   take any action that has the effect of any of the above.

  We also entered into an agreement providing Mr. Glaser with a direct contractual right to require us to abide by and perform all terms of the articles with respect to the strategic transactions committee. This agreement also provides that so long as Mr. Glaser owns a specified number of shares, we will use our best efforts to cause him to be nominated to, elected to, and not removed from the board of directors. In addition, the articles provide that Mr. Glaser will serve, or will appoint another officer of RealNetworks to serve, as our policy ombudsman, with the exclusive authority to adopt or change our editorial policies as reflected on our websites or in other communications or media in which we have a significant editorial or media voice. The provisions with respect to the authority of the Strategic Transactions Committee and the policy ombudsman may be amended only with the approval of 90% of the shares entitled to vote on an amendment to the articles.

  We have adopted a shareholder rights plan that provides that shares of our common stock have associated preferred stock purchase rights. These rights become exercisable and detachable from the associated common stock only following the acquisition by a person or a group of 15% or more of our outstanding common stock or 10 days following the announcement of a tender or exchange offer for 15% or more of our outstanding common stock. The rights entitle our shareholders, other than the person or entity who has acquired or made an exchange or tender offer for 15% or more of our outstanding common stock, to acquire additional shares of our capital stock at a price equal to one-half of the market price at the time of the event and, in certain circumstances, would allow our shareholders to acquire capital stock in the entity that has acquired or made an exchange or tender offer for 15% or more of our outstanding common stock at a similar discount. The exercise of these rights would make the acquisition of RealNetworks by a third party more expensive to that party and has the effect of discouraging third parties from acquiring our company without the approval of our board of directors, which has the power to redeem these rights and prevent their exercise.

  Washington law imposes restrictions on some transactions between a corporation and certain significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a "target corporation," with some exceptions, from engaging in certain significant business transactions with an "acquiring person," which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after such acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the acquisition. Such prohibited transactions include, among other things:

  . a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from the acquiring person;

  . termination of 5% or more of the employees of the target corporation as a result of the acquiring person's acquisition of 10% or more of the shares; or

  . allowing the acquiring person to receive any disproportionate benefit as a shareholder.

  After the five-year period, a "significant business transaction" may occur, as long as it complies with certain "fair price" provisions of the statute. A corporation may not opt out of this statute. This provision may have the effect of delaying, deterring or preventing a change in control of RealNetworks.

  The foregoing provisions of our charter documents, shareholder rights plan and Washington law, as well as those relating to a classified board of directors and the availability of "blank check" preferred stock, could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future for our common stock.

Our stock price has been and may continue to be volatile

  The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended May 14, 1999, the price of our common stock ranged from $7.625 to $131.875 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

  .   actual or anticipated variations in quarterly operating results;

  . announcements of technological innovations, new products or services by us or our competitors;

  . changes in financial estimates or recommendations by securities analysts;

  .   the addition or loss of strategic relationships;

  . conditions or trends in the Internet, media streaming, media delivery and online commerce markets;

  . changes in the market valuations of other Internet, online service or software companies;

  . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  .   additions or departures of key personnel;

  .   sales of our common stock; and

  .   general market conditions.

  In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may reduce our stock price, regardless of our operating performance. The trading prices of the stocks of many technology companies are at or near historical highs and reflect price-earnings ratios substantially above historical levels. These trading prices and price-earnings ratios may not be sustained.

We may be subject to assessment of sales and other taxes for the sale of our products, license of technology or provision of services

  We may have to pay past sales or other taxes that we have not collected from our customers. We do not currently collect sales or other taxes on the sale of our products, license of technology or provision of services in states and countries other than those in which we have offices or employees. In October 1998, the Internet Tax Freedom Act (ITFA) was signed into law. Among other things, the ITFA imposes a three-year moratorium on discriminatory taxes on electronic commerce. Nonetheless, foreign countries or, following the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdictions. Our business would be harmed if one or more states or any foreign country were able to require us to collect sales or other taxes from current or past sales of products, licenses of technology or provision of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and may have to pay such taxes out of our own funds.

We intend to donate a portion of net income to charity

  If we achieve and sustain profitability, we intend to donate approximately 5% of our annual net income to charitable organizations. This will reduce our net income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Information relating to quantitative and qualitative disclosure about market risk is set forth under the caption "Liquidity and Capital Resources" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against us and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas--Dallas Division. The plaintiffs allege that we, individually and in combination with Broadcast.com, infringe on a certain patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin us from our alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. Although we can give no assurance as to the outcome of this lawsuit, we believe that the allegations in this action are without merit, and intend to vigorously defend ourselves against these claims. We may be required to indemnify Broadcast.com under the terms of our license agreement with it. The plaintiffs filed a similar claim based on the same patent and seeking similar remedies as a separate lawsuit against Microsoft and Broadcast.com in the same court. The court has consolidated the lawsuit against Microsoft and Broadcast.com with the lawsuit against RealNetworks and Broadcast.com.

  On July 29, 1998, Left Bank Management, Inc. filed a lawsuit against us in the U.S. District Court for the Western District of Washington. The plaintiff alleges that we entered into an oral agreement with it in 1995 pursuant to which the plaintiff claims it is entitled to 30% of our revenues from the use of RealAudio technology to promote, sample or sell music. The plaintiff claims breach of contract, unjust enrichment, promissory estoppel and breach of implied-in-fact contract. We have denied each of the plaintiff's claims. In response to our motion to dismiss, the plaintiff withdrew its claim for breach of fiduciary duty. Although no assurance can be given as to the outcome of this lawsuit, we believe the allegations in this action are without merit, and we intend to vigorously defend ourselves against these claims.

  From time to time we are, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force us to spend significant financial and managerial resources. We currently are not aware of any legal proceedings or claims that we believe will have, individually or taken together, a material adverse effect on our business, prospects, financial condition and operating results.

Item 2. Changes in Securities and Use of Proceeds

  (d) Use of Proceeds

  RealNetworks' registration statement under the Securities Act of 1933, as amended, for its initial public offering became effective on November 21, 1997. Offering proceeds, net of aggregate expenses of approximately $4.6 million, were approximately $38.5 million. RealNetworks has used all of the net offering proceeds for the purchase of temporary investments consisting of cash, cash equivalents and short-term investments. RealNetworks has not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses, or repayment of indebtedness. None of the net offering proceeds were paid directly or indirectly to directors, officers, or general partners of RealNetworks or their associates, persons owning 10% or more of any class of RealNetworks' securities, or affiliates of RealNetworks.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits required by Item 601 of Regulation S-K:

         2.1 Agreement and Plan of Merger dated as of April 12, 1999 among
             RealNetworks, Inc., XTC Acquisition Corp., Xing Technology
             Corporation, Hassan Miah and Dean Kaplan

        10.1 RealNetworks, Inc. Amended and Restated 1996 Stock Option Plan

        10.2 First Lease Amendment dated November 13, 1998 between 2601 Elliott
             LLC and RealNetworks, Inc.

        27.1 Restated Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed

        27.2 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed

  (b) Reports on Form 8-K:

  None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1999.

                                          RealNetworks, Inc.

                                                     /s/ Paul Bialek
                                          By___________________________________
                                                        Paul Bialek
                                            Senior Vice President, Finance and
                                              Operations and Chief Financial
                                                          Officer

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------
  2.1    Agreement and Plan of Merger dated as of April 12, 1999 among
         RealNetworks, Inc., XTC Acquisition Corp., Xing Technology
         Corporation, Hassan Miah and Dean Kaplan

 10.1    RealNetworks, Inc. Amended and Restated 1996 Stock Option Plan

 10.2 First Lease Amendment dated November 13, 1998 between 2601 Elliott LLC and RealNetworks, Inc.

 27.1 Restated Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed

 27.2 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed