Form 10-Q
period 1999-06-30
REALNETWORKS INC
filed 1999-08-13
CIK 1046327

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23137

                               REALNETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               WASHINGTON                              91-1628146
        (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

     2601 ELLIOTT AVENUE, SUITE 1000                      98121
           SEATTLE, WASHINGTON                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (206) 674-2700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of the registrant's Common Stock outstanding as of July 31, 1999 was 73,001,583.

                               REALNETWORKS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.....................................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations..........................................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................35

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................36

Item 2.  Changes in Securities and Use of Proceeds...............................................36

Item 4.  Submission of Matters to a Vote of Security Holders.....................................37

Item 6.  Exhibits and Reports on Form 8-K........................................................37

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                      REALNETWORKS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                 June 30,         December 31,
                                                                                   1999              1998
                                                                                 ---------        ------------
                                                    ASSETS

Current assets:
      Cash, cash equivalents and short-term investments                          $ 317,069            89,777
      Trade accounts receivable, net of allowance for doubtful
          accounts and sales returns                                                 5,366             4,941
      Prepaid expenses and other current assets                                      3,386             3,212
                                                                                 ---------         ---------
          Total current assets                                                     325,821            97,930

Equipment and leasehold improvements, at cost:
      Equipment and software                                                        16,617            10,914
      Leasehold improvements                                                        10,018             1,441
                                                                                 ---------         ---------
          Total equipment and leasehold improvements                                26,635            12,355
      Less accumulated depreciation and amortization                                 6,676             6,082
                                                                                 ---------         ---------
          Net equipment and leasehold improvements                                  19,959             6,273
                                                                                 ---------         ---------
Goodwill, net                                                                        7,984             9,048
Restricted cash equivalents                                                         13,700            13,700
Other assets                                                                         1,102             1,108
                                                                                 ---------         ---------
          TOTAL ASSETS                                                           $ 368,566           128,059
                                                                                 =========         =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                           $   2,715             3,563
      Accrued liabilities                                                           15,583            10,418
      Deferred revenue, excluding non-current portion                               36,036            23,742
                                                                                 ---------         ---------
          Total current liabilities                                                 54,334            37,723
                                                                                 ---------         ---------

Deferred revenue, excluding current portion                                             --             5,833
Note payable                                                                            --               987

Shareholders' equity:
      Preferred stock, $0.001 par value, no shares issued and outstanding
          Series A: authorized 200 shares                                               --                --
          Undesignated series: authorized 59,800 shares                                 --                --
      Common stock, $0.001 par value
          Authorized 296,291 shares; issued and outstanding 72,790 shares
               in 1999 and 61,975 shares in 1998                                        73                62
      Special common stock, $0.001 par value
          Authorized 3,709 shares; issued and outstanding no shares
               in 1999 and 2,586 shares in 1998                                         --                 3
      Additional paid-in capital                                                   349,401           117,515
      Accumulated deficit                                                          (34,944)          (33,938)
      Accumulated other comprehensive loss                                            (298)             (126)
                                                                                 ---------         ---------
          Total shareholders' equity                                               314,232            83,516
                                                                                 ---------         ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 368,566           128,059
                                                                                 =========         =========



      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     Quarter Ended June 30,          Six Months Ended June 30,
                                                                   -------------------------         -------------------------
                                                                     1999             1998             1999             1998
                                                                   --------         --------         --------         --------
Net revenues:
    Software license fees                                          $ 20,256           10,796           37,266           20,214
    Service revenues                                                  5,759            3,495           11,008            6,117
    Advertising                                                       2,031              765            3,297            1,227
                                                                   --------         --------         --------         --------
        Total net revenues                                           28,046           15,056           51,571           27,558
                                                                   --------         --------         --------         --------
Cost of revenues:
    Software license fees                                             3,010            1,800            5,821            3,386
    Service revenues                                                  1,477              755            2,397            1,276
    Advertising                                                         598              406            1,148              738
                                                                   --------         --------         --------         --------
        Total cost of revenues                                        5,085            2,961            9,366            5,400
                                                                   --------         --------         --------         --------
        Gross profit                                                 22,961           12,095           42,205           22,158
                                                                   --------         --------         --------         --------
Operating expenses:
    Research and development                                          8,011            4,789           15,300            9,208
    Sales and marketing                                              12,861            8,135           23,076           14,965
    General and administrative                                        3,118            2,393            6,031            4,493
    Goodwill amortization                                               532              532            1,064              532
    Acquisition charges                                                  --               --               --            8,723
                                                                   --------         --------         --------         --------
        Total operating expenses                                     24,522           15,849           45,471           37,921
                                                                   --------         --------         --------         --------

        Operating loss                                               (1,561)          (3,754)          (3,266)         (15,763)

Other income, net                                                     1,291            1,192            2,260            2,269
                                                                   --------         --------         --------         --------

Net loss                                                           $   (270)          (2,562)          (1,006)         (13,494)
                                                                   ========         ========         ========         ========

Basic and diluted net loss per share                               $  (0.00)           (0.04)           (0.01)           (0.21)
                                                                   ========         ========         ========         ========

Shares used to compute basic and diluted net loss per share          68,528           64,238           67,992           63,102

Comprehensive loss:
        Net loss                                                   $   (270)          (2,562)          (1,006)         (13,494)
        Translation adjustment                                          (57)             (39)            (172)             (53)
                                                                   --------         --------         --------         --------
             Comprehensive loss                                    $   (327)          (2,601)          (1,178)         (13,547)
                                                                   ========         ========         ========         ========



      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                 ---------------------------
                                                                                    1999              1998
                                                                                 ---------         ---------
Net cash provided by operating activities                                        $  11,062             7,000

Cash flows from investing activities:
     Purchases of equipment and leasehold improvements                             (15,504)           (1,713)
     Purchases of short-term investments                                           (36,165)          (43,967)
     Proceeds from sales and maturities of short-term
         investments                                                                25,303            16,106
     Cash obtained through acquisition                                                  --               203
                                                                                 ---------         ---------
                Net cash used in investing activities                              (26,366)          (29,371)
                                                                                 ---------         ---------

Cash flows from financing activities:
     Net proceeds from sale of common stock and exercise of stock options          231,894               526
                                                                                 ---------         ---------
                Net cash provided by financing activities                          231,894               526
                                                                                 ---------         ---------

Effect of exchange rate changes on cash                                               (160)              (11)
                                                                                 ---------         ---------

                Net increase (decrease) in cash and cash equivalents               216,430           (21,856)
Cash and cash equivalents at beginning of period                                    51,876            62,255
                                                                                 ---------         ---------

Cash and cash equivalents at end of period                                       $ 268,306            40,399
Short-term investments at end of period                                             48,763            57,634
                                                                                 ---------         ---------
Total cash, cash equivalents and short-term investments at end of period         $ 317,069            98,033
                                                                                 =========         =========

Supplemental disclosure of noncash financing and investing activities:
     Common stock issued in business combination                                 $      --            16,526



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

        These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        On April 27, 1999, the board of directors approved a 2-for-1 split of the Company's Common Stock in the form of a stock dividend. The stock split was effected on May 10, 1999. Accordingly, the accompanying condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the stock split.

(c)     Cash, Cash Equivalents and Short-Term Investments

        Cash, cash equivalents and short-term investments are comprised of the following:

                                                                     June 30, 1999    December 31, 1998
                                                                     -------------    -----------------
                                                                             (in thousands)
Cash and cash equivalents                                              $ 268,306            51,876
Short-term investments                                                    48,763            37,901
                                                                       ---------         ---------
        Total cash, cash equivalents and short-term investments        $ 317,069            89,777
                                                                       =========         =========
Restricted cash equivalents                                            $  13,700            13,700
                                                                       =========         =========

        Restricted cash equivalents represent a restricted escrow account established in connection with a lease agreement for new corporate headquarters. Under certain circumstances, $10,000,000 of the escrow account will be maintained for the term of the lease. The remaining $3,700,000 will be released as the Company funds tenant improvements. The Company took occupancy of the new facilities during the quarter ended June 30, 1999.

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

(e)     Comprehensive Loss

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. The Company's comprehensive loss for the quarters and six months ended June 30, 1999 and 1998 consisted of net loss and the gross amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments was insignificant.

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

        Excluded from the computation of diluted net loss per share for the quarters and six months ended June 30, 1999 and 1998 are options to acquire 18,354,000 and 15,208,000 shares of common stock, respectively, with weighted-average exercise prices of $23.04 and $3.41, respectively, because their effects would be anti-dilutive.

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

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. RealNetworks does not expect the adoption of SFAS 133 to have a material impact on its consolidated financial statements.

NOTE 2 - SEGMENT INFORMATION

        The Company operates in one business segment, media delivery, for which the Company receives revenues from its customers. The Company's Chief Operating Decision Maker is considered to be the Company's Operating Committee (COC) which is comprised of the Company's Chief Executive Officer and the Company's Senior Vice Presidents. The COC reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical region for purposes of making decisions and assessing financial performance. The COC does not review discrete financial information regarding profitability of the Company's different products or services and, therefore, the Company does not have operating segments as defined by SFAS 131.

        The Company's customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows (in thousands):

                                  Quarter Ended June 30,      Six Months Ended June 30,
                                  ----------------------      -------------------------
                                   1999           1998           1999           1998
                                 --------       --------       --------       --------
North America                    $ 19,324          9,828         35,314         17,840
Europe                              3,562          1,615          6,348          2,634
Asia                                2,079          1,013          4,054          1,926
Rest of world                         464            183            821            324
                                 --------       --------       --------       --------
       Subtotal                    25,429         12,639         46,537         22,724
Microsoft license revenue           2,617          2,417          5,034          4,834
                                 --------       --------       --------       --------
       Total                     $ 28,046         15,056         51,571         27,558
                                 ========       ========       ========       ========

Revenue from external customers by product type is as follows (in thousands):


                                       Quarter Ended June 30,      Six Months Ended June 30,
                                       ----------------------      -------------------------
                                         1999           1998           1999           1998
                                       -------        -------        -------        -------
Streaming media license revenue        $17,639          8,379         32,232         15,380
Streaming media service revenue          5,759          3,495         11,008          6,117
Microsoft license revenue                2,617          2,417          5,034          4,834
Advertising revenue                      2,031            765          3,297          1,227
                                       -------        -------        -------        -------
       Total net revenues              $28,046         15,056         51,571         27,558
                                       =======        =======        =======        =======




Long-lived assets by geographic location are as follows (in thousands):

                     June 30,     December 31,
                      1999           1998
                     -------        -------
United States        $27,204         14,538
Japan                    395            454
Europe                   344            329
                     -------        -------
       Total         $27,943         15,321
                     =======        =======

NOTE 3 - SUBSEQUENT EVENT

        On August 10, 1999, the Company completed the acquisition of privately held Xing Technology Corp. (Xing), a developer and provider of MP3 software. The Company issued 732,000 shares of its common stock valued at approximately $48 million in exchange for all outstanding shares of Xing stock. The acquisition is being accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in this report contains forward-looking statements that involve risks and uncertainties. RealNetworks' actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Factors that May Affect Our Business, Future Operating Results and Financial Condition", included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents RealNetworks files from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

        We are a leading provider of media delivery and distribution solutions designed for the Internet. Our solutions enable consumers to experience and content providers to deliver a broad range of multimedia content, including audio, video, text and animation. We pioneered the development and commercialization of "streaming media" systems that enable the creation, real-time delivery and playback of multimedia content. We believe that we have established a leadership position in the market for these systems. We have more than 70 million registered users of our RealPlayer product and believe that 85% of all Web pages using streaming media use our technology. The broad acceptance of the Internet as a means of content delivery, combined with recent technological advances, has greatly increased the practicality and popularity of a number of new online media delivery formats. In response, we have extended our media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on PCs and digital playback devices.

        We were incorporated in February 1994 and were in the development stage until July 1995, when we released the commercial version of RealAudio Version 1.0, the first version of our RealPlayer products. From inception through December 31, 1995, our operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, conducting research and development, building the RealAudio brand and establishing the market for streaming audio. During 1996, we continued to invest heavily in research and development and marketing and in building our domestic and international sales channels and our general and administrative infrastructure. In August 1996, we began selling RealPlayer Plus, a premium version of our RealPlayer product. RealPlayer continues to be available for download free of charge from our websites. In June 1997, we released the commercial version of RealVideo Version
4.0. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that includes RealAudio and RealVideo technology. In November 1998, we released the commercial version of RealSystem G2, our latest generation medial delivery system. In May 1999, we released RealSystem MP, as well as a beta version of RealJukebox.

        Our revenues are reported in the following three categories:

o Software license fees, which include revenues from sales of our RealPlayer Plus, RealServers and related authoring and publishing tools, OEM sales of our products and sales of third-party products.

o Service revenues, which include support and maintenance services that we sell to customers who purchase our RealPlayer Plus, RealServers and tools products, broadcast hosting services we provide through our Real Broadcast Network, and consulting services we offer to our customers.

o Advertising revenues are derived from the sale of advertising on our websites and the placement of channels and presets included in the RealPlayer.

 In March 1998, we acquired Vivo Software, a leading developer of streaming media creation tools, in an acquisition accounted for using the purchase method of accounting. In August 1999, we acquired Xing Technology Corporation, a leading developer and provider of MP3 software, in an acquisition accounted for as a pooling of interests.

RESULTS OF OPERATIONS

        REVENUES

        Software License Fees. Software license fees were $20.3 million for the quarter ended June 30, 1999, an increase of 88% from $10.8 million in the comparable quarter of the prior year. Software license fees were $37.3 million for the six months ended June 30, 1999, an increase of 84% from $20.2 million in the comparable period of the prior year. The increases were due primarily to a greater volume of products sold, which resulted from (1) growth in the demand for streaming media on the Internet, (2) sales of RealSystem G2 which was introduced in November 1998, (3) successful product promotions and (4) increased sales of third-party products. Software license fees for the quarter ended June 30, 1999 and 1998, included $2.6 million and $2.4 million, respectively, related to the Microsoft license agreement we entered into in June 1997. Software license fees for the six months ended June 30, 1999 and 1998, included $5.0 million and $4.8 million, respectively, related to the Microsoft license agreement.

        Service Revenues. Service revenues were $5.8 million for the quarter ended June 30, 1999, an increase of 65% from $3.5 million in the comparable quarter of the prior year. Service revenues were $11.0 million for the six months ended June 30, 1999, an increase of 80% from $6.1 million in the comparable period of the prior year. The increases were primarily due to a larger installed base of our products from which we derive support and maintenance revenues and increases in our consulting and streaming media hosting services.

        Advertising Revenues. Advertising revenues were $2.0 million for the quarter ended June 30, 1999, an increase of 165% from $0.8 million in the comparable quarter of the prior year. Advertising revenues were $3.3 million for the six months ended June 30, 1999, and increase of 169% from $1.2 million in the comparable period of the prior year. The increase in advertising revenues was due to increased traffic on our websites, the increased effectiveness of our advertising sales force that resulted in increased advertising sales and higher average advertising rates. In addition, in the second quarter of 1999, we began recognizing revenues from sales of channels, presets and search functionality included in the RealPlayer.

        Geographic Revenues. Excluding revenues from the Microsoft license agreement, international revenues represented 24% of total net revenues for the quarter ended June 30, 1999 and 22% of total net revenues for the quarter ended June 30, 1998. Excluding revenues from the Microsoft license agreement, international revenues represented 24% of total net revenues for the six months ended June 30, 1999 and 21% of total net revenues for the six months ended June 30, 1998. Revenues generated in Europe were 14% and 13% of total net revenues (excluding revenues from the Microsoft license agreement) for the quarters ended June 30, 1999 and 1998, respectively, and revenues generated in Japan/Asia Pacific were 8% of total net revenues (excluding revenues from the Microsoft license agreement) for each of the quarters ended June 30, 1999 and 1998. Revenues generated in Europe were 14% and 12% of total net revenues (excluding revenues from the Microsoft license agreement) for the six months ended June 30, 1999 and 1998, respectively, and revenues generated in Japan/Asia Pacific were 9% and 8% of total net revenues (excluding revenues from the Microsoft license agreement) for the six months ended June 30, 1999 and 1998, respectively.

        COST OF REVENUES

        Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, and fees paid to third-party vendors for order fulfillment. Cost of software license fees was $3.0 million for the quarter ended June 30, 1999, an increase of 67% from $1.8 million in the comparable quarter of the prior year, and decreased as a percentage of software license fees to 15% from 17%. Cost of software license fees was $5.8 million for the six months ended June 30, 1999, an increase of 72% from $3.4 million in the comparable period of the prior year, and decreased as a percentage of software license fees to 16% from 17%. The increases in absolute dollars were due primarily to higher sales volumes. The decreases as a percentage of software license fees were due primarily to changes in the mix of products sold.

        Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and other services and expenses incurred in expanding our streaming media hosting services. Cost of service revenues was $1.5 million for the quarter ended June 30, 1999, an increase of 96% from $0.8 million in the comparable quarter of the prior year, and increased as a percentage of service revenues to 26% from 22%. Cost of service revenues was $2.4 million for the six months ended June 30, 1999, an increase of 88% from $1.3 million in the comparable period of the prior year, and increased as a percentage of service revenues to 22% from 21%. The increases in cost of service revenues were primarily due to increased staff and contract personnel needed to provide services to a greater number of customers and expansion of customer service and technical support into international regions.

        Cost of Advertising Revenues. Cost of advertising includes the cost of personnel associated with content creation and maintenance and fees paid to third parties for content included in our websites. Cost of advertising was $0.6 million for the quarter ended June 30, 1999, an increase of 47% from $0.4 million in the comparable quarter of the prior year, but decreased as a percentage of advertising revenues to 29% from 53%. Cost of advertising was $1.1 million for the six months ended June 30, 1999, an increase of 56% from $0.7 million in the comparable period of the prior year, but decreased as a percentage of advertising revenues to 35% from 60%. The increases in absolute dollars were primarily due to increases in the quality and quantity of content available on our websites and the addition of new websites. The decreases as a percentage of advertising revenues were due to greater economies of scale.

        Our gross margins may be adversely affected by the mix of distribution channels used and the mix of products sold.

        OPERATING EXPENSES

        Research and Development. Research and development expenses consist primarily of salaries and consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility is generally not established until substantially all development is complete. We believe that significant investment in research and development is a critical factor in attaining our strategic objectives and, as a result, we expect to increase research and development expenditures in future periods. Research and development expenses were $8.0 million for the quarter ended June 30, 1999, an increase of 67% from $4.8 million in the comparable quarter of the prior year, but decreased as a percentage of total net revenues to 29% from 32%. Research and development expenses were $15.3 million for the six months ended June 30, 1999, and increase of 66% from $9.2 million in the comparable period of the prior year, but decreased as a percentage of total net revenues to 30% from 33%. The increases in absolute dollars were primarily due to increases in internal development personnel, consulting expenses and contract labor. Research and development expenses were primarily related to the development of new technology and products, including RealSystem MP and RealJukebox, and enhancements made to existing products. The decreases in percentage terms were a result of revenues growing at a faster rate than expenses.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, sales commissions, consulting fees, trade show expenses, advertising costs and cost of marketing collateral. We intend to increase our branding and marketing efforts and, therefore, expect sales and marketing expenses to increase significantly in future periods. Sales and marketing expenses were $12.9 million for the quarter ended June 30, 1999, an increase of 58% from $8.1 million in the comparable quarter of the prior year, but decreased as a percentage of total net revenues to 46% from 54%. Sales and marketing expenses were $23.1 million for the six months ended June 30, 1999, an increase of 54% from $15.0 million in the comparable period of the prior year, but decreased as a percentage of total net revenues to 45% from 54%. The increases in absolute dollars were due to the expansion of our direct sales and marketing organization, the creation of additional foreign and domestic sales offices, promotions and other expenses related to the continued development of the "Real" brand. For the quarters ended June 30, 1999 and 1998, sales and marketing expenses included the net costs of the annual RealNetworks Conference. The decreases in percentage terms were a result of revenues growing at a faster rate than expenses.

        General and Administrative. General and administrative expenses consist primarily of salaries, fees for professional services and bad debt expense. We expect general and administrative expenses to increase as we expand our staff and incur additional costs related to growth of our business. General and administrative expenses were $3.1 million for the quarter ended June 30, 1999, an increase of 30% from $2.4 million in the comparable quarter of the prior year, but decreased as a percentage of total net revenues to 11% from 16%. General and administrative expenses were $6.0 million for the six months ended June 30, 1999, an increase of 34% from $4.5 million in the comparable period of the prior year, but decreased as a percentage of total net revenues to 12% from 16%. The increases in absolute dollars were primarily a result of increased personnel and facility expenses necessary to support our growth. The decreases in percentage terms were due to revenues growing at a faster rate than expenses.

Goodwill Amortization and Acquisition Charges

        In March 1998, we acquired Vivo Software, Inc., a developer of streaming media creation tools. We issued approximately 2.2 million shares of our common stock in exchange for all outstanding shares of Vivo common stock and assumed options to purchase approximately 95,000 shares of our common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Vivo's operations are included in our financial statements since the date of acquisition.

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

        We completed the development of the encoder tools in 1998. The total cost to complete development of the encoder tools was approximately $1.0 million. The server and client codec projects were completed in 1999. The aggregate cost to complete the server and client codecs was approximately $0.7 million.

        Since the acquisition, we have continued to market Vivo's existing products on a limited basis.

OTHER INCOME, NET

        Other income, net consists primarily of earnings on our cash, cash equivalents and short-term investments. Other income, net was $1.3 million and $2.3 million for the quarter and six months ended June 30, 1999, respectively, and $1.2 million and $2.3 million for the quarter and six months ended June 30, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $11.1 million and $7.0 million for the six months ended June 30, 1999 and 1998, respectively. Net cash provided by operating activities for the six months ended June 30, 1999 resulted primarily from an increase in accrued liabilities of $5.2 million, an increase in deferred revenue of $6.5 million and from non-cash charges associated with depreciation and amortization, partially offset by the net loss of $1.0 million. Net cash provided by operating activities for the six months ended June 30, 1998 resulted primarily from a decrease in other receivables and non-cash charges associated with depreciation and acquisition related charges, partially offset by the reported net loss.

        Net cash used in investing activities was $26.4 million and $29.4 million for the six months ended June 30, 1999 and 1998, respectively, and was primarily a result of net purchases of short-term investments and purchases of equipment and leasehold improvements.

        Net cash provided by financing activities was $231.9 million and $0.5 million for the six months ended June 30, 1999 and 1998, respectively, and was a result of net proceeds from the sale of common stock and the exercise of stock options and warrants. In the second quarter of 1999, we sold 4,125,000 shares of our common stock in a secondary public offering. Net proceeds of the offering were $228.8 million.

        At June 30, 1999, we had $317.1 million in cash, cash equivalents and short-term investments. As of June 30, 1999, our principal commitments consisted of obligations under operating leases. Since our inception, we have experienced a substantial increase in our capital expenditures to support expansion of our operations and information systems.

        In January 1998, we entered into a lease agreement for a new location for our corporate headquarters. The lease commenced on April 1, 1999 and expires on April 1, 2011, with an option to renew the lease for either a three-or ten-year period. We took occupancy of the new facilities in the second quarter 1999. We will continue to fund tenant improvements as additional space is occupied. In addition, we are in the process of upgrading and replacing our existing internal information systems. We anticipate that the costs of the tenant improvements and information systems will total approximately $14.0 million in 1999. We have incurred approximately $11 million of such costs through June 30, 1999.

        We do not hold derivative financial instruments or equity securities in our investment portfolio. Our cash equivalents and short-term investments consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio and requires that all short-term investments mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 1999, the fair value of the portfolio would decline by an immaterial amount. Because we have historically held our fixed-income investments until maturity, we would not expect our operating results or cash flows to be significantly affected by a sudden change in market interest rates on our securities portfolio.

        We conduct our operations in five primary functional currencies: the United States dollar, the Japanese yen, the British pound, the French franc and the German mark. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rates. We invoice the customers of our international subsidiaries primarily in U.S. dollars, except in Japan, where we invoice our customers primarily in yen. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact in 1999 and 1998.

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

        Microsoft may sublicense its rights to the licensed source code to third parties under certain conditions without further compensation to RealNetworks. In addition, Microsoft was granted an option to receive two additional deliveries of updated versions of the source code. Microsoft's right to receive the first delivery expired unexercised in July 1998. Microsoft's right to receive the second delivery expired unexercised in July 1999. Under certain conditions, if we license our source code to a third party, the agreement provides for a partial refund of the license fee paid by Microsoft, based on a declining scale over the three-year term of the agreement.

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

        We have developed a phased plan to achieve Year 2000 compliance for our internal processing and operational systems and the current versions of our software products. During the first quarter of 1999, we assessed the state of our internal and external Year 2000 compliance. Currently, a plan to correct problems found during the assessment is being developed and tested. During the third quarter of 1999, we will implement this remediation plan, consisting of upgrading and replacing certain product versions, if necessary, and testing them for compliance.

        We have publicly made Year 2000 readiness disclosures stating that the current versions of our products are "Year 2000 compliant." "Year 2000 compliant" means that software products and systems are able to function properly before, during and after the year 2000 without loss of functionality due to date changes. This assurance assumes that:

o our products are configured and used in accordance with the related documentation;

o the underlying operating system of the host machine for our products and any other software used with or in such host machine are also Year 2000 compliant; and

o all other products, whether hardware, software, or firmware, used with one of our products properly exchange data with it.

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

        We have not yet fully developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. To date, we have not incurred significant expenditures for our Year 2000 remediation efforts. Although we do not anticipate the costs to address our Year 2000 issues to be material, the costs of Year 2000 remediation work and the date on which we plan to complete such work are based on management's best estimates. These estimates are derived from assumptions about future events, including the availability of certain resources, third- party remediation plans and other factors. In addition, undetected errors or the failure of such systems to be Year 2000 compliant could create significant record-keeping and operational deficiencies. Accordingly, if Year 2000 modifications, evaluations, assessments and conversions are not made or are not completed in time, the Year 2000 problem could harm our business.

       FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS AND
                               FINANCIAL CONDITION

        You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

        To address the risks and uncertainties we face, we must:

        - establish and maintain broad market acceptance of our products and services and convert that acceptance into direct and indirect sources of revenues;

        -       maintain and enhance our brand name;

        - continue to timely and successfully develop new products, product features and services and increase the functionality and features of existing products;

        -       successfully respond to competition from Microsoft and others;
                and

        - develop and maintain strategic relationships to enhance the distribution, features and utility of our products and services.

        Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. Our inability to successfully address these risks will harm our business.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER ATTAIN PROFITABILITY

        We have incurred significant losses since our inception and we may never become profitable. As of June 30, 1999, we had an accumulated deficit of approximately $34.9 million. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not continue our historical growth or generate sufficient revenues for profitability. If we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY

        As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control. These factors include the following, as well as others discussed elsewhere in this section:

        - how and when we introduce new products and services and enhance our existing products and services;

        - the timing and success of our brand-building and marketing campaigns;

        -       our ability to establish and maintain strategic relationships;

        -       the demand for Internet advertising and sponsorships;

        -       the emergence and success of new and existing competition;

        - varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure, domestically and internationally, including the hiring of new employees;

        - technical difficulties with our products, system downtime, system failures or interruptions in Internet access;

        -       costs related to the acquisition of businesses or technology;
                and

        -       costs of litigation and intellectual property protection.

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

        We believe that the primary competitive factors in the media delivery market include:

        - the quality and reliability of the overall media delivery solution;

        - access to distribution channels necessary to achieve broad distribution and use of products;

        - the availability of content for delivery over the Internet and access to necessary intellectual property rights;

        - the ability to develop and support secure formats for digital media delivery, particularly music and video;

        - the size of the active audience for streaming media and its appeal to content providers and advertisers;

        - features for creating, editing and adapting content for the Internet;

        -       ease of use and interactive user features in products;

        -       ease of finding and accessing content over the Internet;

        - scalability of streaming media and media delivery technology and cost per user;

        -       pricing and licensing terms;

        -       compatibility with new and existing media formats;

        - compatibility with the user's existing network components and software systems; and

        - challenges caused by bandwidth constraints and other limitations of the Internet infrastructure.

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

        Microsoft's Windows Media Player competes with our RealPlayer products. The Windows Media Player is available for download from Microsoft's website for free, and is bundled by Microsoft with its Windows 98 operating system and with its Web browser, Internet Explorer. In addition, Microsoft has bundled certain audio capabilities into a radio toolkit for Internet Explorer 5.0, its latest Web browser. Internet Explorer 5.0 includes Web Events, which provides links to multimedia content on the Internet, especially content in Microsoft's streaming media formats. We expect that by leveraging its dominant position in operating systems and tying streaming media into its operating system and its browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users to its streaming media products. Currently, our RealPlayer has a high degree of market penetration: we have over 70 million registered users and estimate that more than 85% of all Web pages that use streaming media do so using our technology. Our market position may be difficult to sustain, particularly in light of Microsoft's efforts and dominant position in operating systems.

        In addition to Microsoft, we face increasing competition from other companies that are developing and marketing streaming media products. Apple Computer recently announced the availability of QuickTime 4.0 streaming media technology, including a free media player and a free streaming media server, and has made available free source code to the server under the conditions of their license agreement. We expect that Apple Computer will devote more resources to developing and marketing streaming media systems, and will seek to compete more vigorously with us in the marketplace. Other competitors include Cisco Systems/Precept Software, PictureTel/Starlight Networks and Oracle Corporation. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage.

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

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN OTHER PARTS OF OUR BUSINESS

        Media Hosting. Our media hosting service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting services. These companies include Broadcast.com (which has been acquired by Yahoo!) and Intervu and emerging broadcast networks such as CMGI's Magnitude Network and Enron Communications. We may not establish or sustain our competitive position in this market segment. Some media hosting competitors are also customers on whom we rely to help drive product download traffic to our website through their broadcast events.

        Website Destinations, Content and Advertising. While Internet advertising revenues across the industry continue to grow, the number of websites competing for advertising revenues is also growing. Our websites, including Real.com, Film.com and LiveConcerts.com, compete for user traffic and Internet advertising revenues with a wide variety of websites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Broadcast.com and Microsoft's Web Events, compete with our RealGuide. We also compete with traditional media such as television, radio and print for a share of advertisers' total advertising budgets. Our advertising sales force and infrastructure are still in early stages of development relative to those of our competitors. We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, or if we lose website traffic, our business could be harmed.

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

        While over five million copies of RealJukebox have been downloaded since its beta release on May 3, 1999, it is too soon to determine if RealJukebox will be widely received in the marketplace. There are now a number of competitive products on the market that offer certain of the features that RealJukebox offers. In addition, given the size and importance of the general market for music distribution, competitors will likely release products that directly compete with RealJukebox, which could harm our business. Even if RealJukebox achieves widespread market acceptance, it may not achieve a high level of use, which would lead to a low rate of upgrade sales and electronic commerce opportunities.

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

        RealJukebox is intended to allow users of the product to acquire, record, play back and manage music for their personal use. It is possible for a user of RealJukebox to elect not to use the copyright-protection features it contains and then violate the intellectual property rights of artists and recording companies by engaging in an un-authorized distribution of music. The laws governing the recording, distribution and performance of digital music are new and largely untested. While we believe we have developed RealJukebox to comply with U.S. copyright laws, a court may find us in violation of these laws. Similar action or other litigation in the United States or abroad directed at us could harm our business, even if such litigation were entirely without merit.

WE MAY NOT SUCCESSFULLY DEVELOP NEW PRODUCTS AND SERVICES

        Our growth depends on our ability to continue to develop leading edge media delivery and digital distribution products and services. Our business and operating results would be harmed if we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenues to offset development costs. We may not timely and successfully identify, develop and market new product and service opportunities. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability.

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

WE RELY ON CONTENT PROVIDED BY THIRD PARTIES TO INCREASE MARKET ACCEPTANCE OF OUR PRODUCTS

        If third parties do not develop or offer compelling content to be delivered over the Internet, our business will be harmed and our products may not achieve or sustain broad market acceptance. We rely on third-party content providers, such as radio and television stations, record labels, media companies, websites and other companies, to develop and offer content in our formats that can be delivered using our server products and played back using our player products. While we have a number of short-term agreements with third parties to provide content from their websites in our formats, most third parties are not obligated to develop or offer content using our technology. In addition, some third parties have entered into and may in the future enter into agreements with our competitors, principally Microsoft, to develop or offer all or a substantial portion of their content in our competitors' formats. Microsoft has more resources to secure preferential and even exclusive relationships with content providers. There could be less demand for and use of our products if Microsoft or another competitor were to secure preferential or exclusive relationships with the leading broadcasters, record companies or websites. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats to encourage and sustain broad market acceptance of our products. Their failure to do so would harm our business.

        As we move into the market for digital distribution of media and local media playback, our success depends on the availability of third-party content, especially music, that users of our RealJukebox product can lawfully and easily access, record and play back. Our product may not achieve or sustain market acceptance if third parties are unwilling to offer their content for free download or purchase by users of RealJukebox. Competitors could secure exclusive distribution relationships with such content providers, which would harm our business.

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

WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH

        We cannot successfully implement our business model if we fail to manage our growth. We have rapidly and significantly expanded our operations domestically and internationally and anticipate further expansion to take advantage of market opportunities. We have increased the number of our full-time employees from 325 on January 1, 1998 to 536 on June 30, 1999. Managing this substantial expansion has placed a significant strain on our management, operational and financial resources. If our growth continues, we will need to continue to improve our financial and managerial control and reporting systems and procedures.

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

THE GROWTH OF OUR BUSINESS DEPENDS ON THE INCREASED USE OF THE INTERNET FOR COMMUNICATIONS, ELECTRONIC COMMERCE AND ADVERTISING

        The growth of our business depends on the continued growth of the Internet as a medium for communications, electronic commerce and advertising. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium. The Internet may not be accepted as a viable commercial medium for broadcasting multimedia content or media delivery for a number of reasons, including:

        - potentially inadequate development of the necessary infrastructure to accommodate growth in the number of users and Internet traffic;

        - lack of acceptance of the Internet as a medium for distributing streaming media content or for media delivery;

        -       unavailability of compelling multimedia content;

        -       inadequate commercial support for Web-based advertising; and

        - delays in the development or adoption of new technological standards and protocols or increased governmental regulation, which could inhibit the growth and use of the Internet.

        In addition, we believe that other Internet-related issues, such as security, reliability, cost, ease of use and quality of service, remain largely unresolved and may affect the amount of business that is conducted over the Internet.

        If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, specifically the demands of delivering high-quality media content. As a result, its performance and reliability may decline. In addition, websites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently in the future, Internet usage, as well as the usage of our products, services and websites, could grow more slowly or decline.

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

        Development of products and services for a broadband transmission infrastructure involves a number of additional risks, including:

        -       changes in content delivery methods and protocols;

        - the availability of compelling content that takes advantage of broadband access and helps drive market acceptance of our products and services;

        - the emergence of new competitors, such as traditional broadcast and cable television companies, which have significant control over access to content, substantial resources and established relationships with media providers;

        - the development of relationships by our current competitors with companies that have significant access to or control over the broadband transmission infrastructure or content;

        - the need to establish new relationships with non-PC based providers of broadband access, such as providers of television set-top boxes and cable television, some of which may compete with us; and

        - the general risks of new product and service development, including the challenges to develop error-free products and enhancements, develop compelling services and achieve market acceptance for these products and services.

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

WE COULD LOSE STRATEGIC RELATIONSHIPS THAT ARE ESSENTIAL TO OUR BUSINESS

        The loss of certain current strategic relationships, the inability to find other strategic partners or the failure of our existing relationships to achieve meaningful positive results for us could harm our business. We rely in part on strategic relationships to help us:

        - maximize adoption of our products through distribution arrangements;

        - increase the amount and availability of compelling media content on the Internet to help boost demand for our products and services;

        -       enhance our brand;

        - expand the range of commercial activities based on our technology;

        - expand the distribution of our streaming media content without a degradation in fidelity; and

        - increase the performance and utility of our products and services.

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

OUR INDUSTRY IS EXPERIENCING CONSOLIDATION THAT MAY INTENSIFY COMPETITION

        The Internet industry has recently experienced substantial consolidation and a proliferation of strategic transactions. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

        - competitors could acquire or partner with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

        - competitors could obtain exclusive access to desirable multimedia content and prevent that content from being available in our formats, thus decreasing the use of our products and services to distribute and experience the content that audiences most desire, and hurting our ability to attract advertisers to our websites and product offerings;

        - a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services.

        Recent announcements and consolidations that could affect our business include:

        - Microsoft's strategic investments in broadband initiatives, including its recently announced $5 billion investment in AT&T;

        - AT&T's acquisition of TCI and its announcement that it will acquire MediaOne Communications;

        -       At Home's acquisition of Excite;

        -       Yahoo!'s acquisitions of Broadcast.com and GeoCities;

        - The Walt Disney Company's recent announcement that it intends to combine its Internet assets with, and acquire a majority ownership of, Infoseek, and create a single business called go.com;

        - NBC's announcement that it intends to merge its Internet assets with XOOM.com, Inc. and Snap.com, a subsidiary of CNET.

POTENTIAL ACQUISITIONS INVOLVE RISKS WE MAY NOT ADEQUATELY ADDRESS

        The failure to adequately address the financial and operational risks raised by acquisitions of technology and businesses could harm our business. We have acquired complementary technologies and businesses in the past, and intend to do so in the future. Financial risks related to acquisitions include:

        -       potentially dilutive issuances of equity securities;

        -       use of cash resources;

        -       the incurrence of additional debt and contingent liabilities;

        -       large write-offs; and

        - amortization expenses related to goodwill and other intangible assets.

        Acquisitions also involve operational risks, including:

        - difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company;

        - diversion of management's attention from other business concerns;

        - impairment of relationships with our employees, affiliates, advertisers and content providers;

        - inability to maintain uniform standards, controls, procedures and policies;

        - the assumption of known and unknown liabilities of the acquired company;

        - entrance into markets in which we have no direct prior experience; and

        -       loss of key employees of the acquired company.

        In August 1999, we acquired Xing Technology Corporation, an MP3 software developer, in a transaction that was accounted for as a pooling of interests. We may not adequately integrate this or any future acquisitions. In addition, we may not be able to account for future acquisitions as a pooling of interests, which could harm our operating results.

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

        Our electronic commerce and digital distribution activities are managed by sophisticated software and computer systems. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and websites could be less attractive to such entities or individuals and our business would be harmed.

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

OUR NETWORK IS SUBJECT TO SECURITY RISKS THAT COULD HARM OUR REPUTATION AND EXPOSE US TO LITIGATION OR LIABILITY

        Online commerce and communications depend on the ability to transmit confidential information securely over public networks. Any compromise of our ability to transmit confidential information securely, and costs associated with preventing or eliminating any problems, could harm our business. Online transmissions are subject to a number of security risks, including:

        - our own or licensed encryption and authentication technology may be compromised, breached or otherwise be insufficient to ensure the security of customer information;

        - we could experience unauthorized access, computer viruses and other disruptive problems, whether intentional or accidental;

        - a third party could circumvent our security measures and misappropriate proprietary information or interrupt operations; and

        - credit card companies could restrict online credit card transactions.

        The occurrence of any of these or similar events could damage our reputation and expose us to litigation or liability. We may also be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS

        We operate subsidiaries in Australia, England, France, Germany and Japan, and market and sell products in several other countries. For the six months ended June 30, 1999, approximately 24% of our revenues, excluding revenues derived from our license agreement with Microsoft, were derived from international operations. We are subject to the normal risks of doing business internationally, as well as risks specific to Internet-based companies in foreign markets. These risks include:

        - delays in the development of the Internet as a broadcast, advertising and commerce medium in international markets;

        - difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems infrastructures in individual markets;

        -       unexpected changes in regulatory requirements;

        - export and import restrictions, including those restricting the use of encryption technology;

        -       tariffs and trade barriers and limitations on fund transfers;

        -       difficulties in staffing and managing foreign operations;

        - longer payment cycles and problems in collecting accounts receivable;

        -       potential adverse tax consequences;

        -       exchange rate fluctuations;

        - increased risk of piracy and limits on our ability to enforce our intellectual property rights; and

        -       other legal and political risks.

        Any of these factors could harm our business. We do not currently hedge our foreign currency exposures.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS

        Our inability to protect our proprietary rights, and the costs of doing so, could harm our business. Our success and ability to compete partly depend on the superiority, uniqueness or value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or infringe aspects of our technology, products, services or trademarks, or obtain and use information we regard as proprietary. Our proprietary rights may be especially difficult to protect in foreign countries, where unrelated third parties may have registered our domain names and trademarks under their own names in an attempt to prevent us from using the domain names and trademarks in those countries without paying them a significant sum of money. This could prevent us from using our valuable brands in those countries, and reduce the value of our intellectual property. In addition, others may independently develop technologies that are similar or superior to ours, which could reduce the value of our intellectual property.

        Companies in the computer industry have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. From time to time, other parties' proprietary rights, including patent rights, have come to our attention and on several occasions we have received notice of claims of infringement of other parties' proprietary rights, and we may receive such notices in the future.

        In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against us and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas--Dallas Division. The plaintiffs allege that we, individually and in combination with Broadcast.com, infringe on a certain patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin us from the alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. We believe the allegations are without merit and intend to vigorously defend ourselves against these claims. However, litigation is inherently uncertain, and we may be unable to successfully defend ourselves against this claim.

        From time to time we receive claims and inquiries from third parties alleging that our internally developed technology or technology we license from third parties may infringe the third parties' proprietary rights. We are now investigating a few of such pending claims. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could harm our business.

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

        We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

        -       limit the growth of the Internet;

        - create uncertainty in the marketplace that could reduce demand for our products and services;

        -       increase our cost of doing business;

        - expose us to significant liabilities associated with content available on our websites or distributed or accessed through our products or services; or

        - lead to increased product development costs, or otherwise harm our business.

        On October 28, 1998, the Digital Millennium Copyright Act (DMCA) was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers will be required to pay licensing fees for sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. We currently anticipate that representatives of the webcasting industry will engage in arbitration with the Recording Industry Association of America to determine what, if any, licensee fee should be paid. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers.

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

SHAREHOLDERS MAY BE UNABLE TO EXERCISE CONTROL BECAUSE MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR STOCK

        Our officers, directors and affiliated persons beneficially own approximately 49.7% of our common stock. Robert Glaser, our chief executive officer and chairman of the board, beneficially owns approximately 37.9% of our common stock. As a result, our officers, directors and affiliated persons will have significant influence to:

        -       elect or defeat the election of our directors;

        - amend or prevent amendment of our articles of incorporation or bylaws;

        - effect or prevent a merger, sale of assets or other corporate transaction; and

        - control the outcome of any other matter submitted to the shareholders for vote.

        Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of RealNetworks, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

PROVISIONS OF OUR CHARTER DOCUMENTS, SHAREHOLDER RIGHTS PLAN AND WASHINGTON LAW COULD DISCOURAGE OUR ACQUISITION BY A THIRD PARTY

        Our articles of incorporation provide for a strategic transaction committee of the board of directors currently comprised of Messrs. Glaser, Breyer and Kapor. Without the prior approval of this committee, and subject to certain limited exceptions, the board of directors does not have the authority to:

        -       adopt a plan of merger;

        -       authorize the sale, lease, exchange or mortgage of:

                - (A) assets representing more than 50% of the book value of our assets prior to the transaction; or

                - (B) any other asset or assets on which our long-term business strategy is substantially dependent;

        -       authorize our voluntary dissolution; or

        -       take any action that has the effect of any of the above.

        RealNetworks also entered into an agreement providing Mr. Glaser with a direct contractual right to require RealNetworks to abide by and perform all terms of the articles of incorporation with respect to the strategic transactions committee. This agreement also provides that so long as Mr. Glaser owns a specified number of shares, RealNetworks will use its best efforts to cause him to be nominated to, elected to, and not removed from the board of directors. In addition, the articles provide that Mr. Glaser will serve, or will appoint another officer of RealNetworks to serve, as our policy ombudsman, with the exclusive authority to adopt or change our editorial policies as reflected on our websites or in other communications or media in which we have a significant editorial or media voice. The provisions with respect to the authority of the strategic transactions committee and the policy ombudsman may be amended only with the approval of 90% of the shares entitled to vote on an amendment to the articles.

        We have adopted a shareholder rights plan that provides that shares of our common stock have associated preferred stock purchase rights. These rights become exercisable and detachable from the associated common stock only following the acquisition by a person or a group of 15% or more of our outstanding common stock or 10 days following the announcement of a tender or exchange offer for 15% or more of our outstanding common stock. The rights entitle our shareholders, other than the person or entity that has acquired or made an exchange or tender offer for 15% or more of our outstanding common stock, to acquire additional shares of our capital stock at a price equal to one-half of the market price at the time of the event and, in certain circumstances, would allow our shareholders to acquire capital stock in the entity that has acquired or made an exchange or tender offer for 15% or more of our outstanding common stock at a similar discount. The exercise of these rights would make the acquisition of RealNetworks by a third party more expensive to that party and has the effect of discouraging third parties from acquiring our company without the approval of our board of directors, which has the power to redeem these rights and prevent their exercise.

        Washington law imposes restrictions on some transactions between a corporation and certain significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a "target corporation," with some exceptions, from engaging in certain significant business transactions with an"acquiring person," which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after such acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the acquisition. Such prohibited transactions include, among other things:

        - a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from the acquiring person;

        - termination of 5% or more of the employees of the target corporation as a result of the acquiring person's acquisition of 10% or more of the shares; or

        - allowing the acquiring person to receive any disproportionate benefit as a shareholder.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

        The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended July 23, 1999, the price of our common stock ranged from $7.625 to $131.875 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

        -       actual or anticipated variations in quarterly operating results;

        - announcements of technological innovations, new products or services by us or our competitors;

        - changes in financial estimates or recommendations by securities analysts;

        -       the addition or loss of strategic relationships;

        - conditions or trends in the Internet, media streaming, media delivery and online commerce markets;

        - changes in the market valuations of other Internet, online service or software companies;

        - announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

        -       additions or departures of key personnel;

        -       sales of our common stock; and

        -       general market conditions.

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

YEAR 2000 COMPLIANCE ISSUES COULD HARM OUR BUSINESS

        We are in the process of assessing and remediating any Year 2000 issues associated with our own products, and the computer systems, software, other property and equipment we use. Despite our testing and remediation efforts, our products and systems, and those of third parties, including content providers, advertisers, affiliates and end users, may contain errors or faults with respect to the year 2000. Known or unknown errors or defects that affect the operation of our products and systems or those of third parties could result in delay or loss of revenues, interruptions of services, cancellation of customer contracts, diversion of development resources, damage to our reputation, increased service and warranty costs and litigation costs, any of which could harm our business.

WE INTEND TO DONATE A PORTION OF NET INCOME TO CHARITY

        If we achieve and sustain profitability, we intend to donate approximately 5% of our annual net income to charitable organizations. This will reduce our net income.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

        - the future development and growth of, and opportunities for, the Internet and the online media delivery market;

        - the future adoption of our current and future products, services and technologies;

        -       future revenue opportunities;

        -       the future growth of our customer base;

        - our ability to successfully develop and introduce future products and services;

        -       future international revenues;

        - future expense levels (including research and development, sales and marketing and general and administrative expenses);

        -       future sales and marketing efforts;

        -       future capital needs;

        - the future of our relationships with Microsoft and other companies;

        -       the effect of past and future acquisitions;

        -       the future effectiveness of our intellectual property rights;

        -       the effect of current litigation in which we are involved; and

        -       the effect of the Year 2000 situation.

        When we use words such as "believe," "expect" and "anticipate" or similar words, we are making forward-looking statements.

        You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Factors That May Affect Our Business, Future Operating Results and Financial Condition" and elsewhere in this Quarterly Report on Form 10-Q.

        We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Factors That May Affect Our Business, Future Operating Results and Financial Condition" and elsewhere in this Quarterly Report on Form 10-Q could materially and adversely affect our business, financial condition and operating results. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) Since April 1, 1999, the Company has issued and sold unregistered securities as follows:

                (1) An aggregate of 53,334 shares of Common Stock was issued in April 1999 to two individuals in exchange for all of the outstanding shares of common stock of Ultisoft, Inc., an Oregon corporation. The aggregate consideration received for such shares was valued at approximately $3.7 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        An Annual Meeting of Shareholders of RealNetworks, Inc. (the "Annual Meeting") was held on May 21, 1999. Matters voted on at the meeting and votes cast on each were as follows:

        1. To elect two Class 2 directors to serve until the 2002 Annual Meeting of Shareholders or until their earlier retirement, resignation or removal, or the election of their successors.

                                                    For               Withheld
                                                 ----------           ---------
James Breyer                                     27,778,633           2,716,446
Bruce Jacobsen                                   27,755,513           2,739,566


        2. To ratify the appointment of KPMG LLP as independent auditors for the Company's fiscal year ending December 31, 1999.

For                         30,462,402

Against                          8,440

Abstain                         24,237

        3. To elect Edward Bleier as a Class 1 director to serve until the 2001 Annual Meeting of Shareholders or until his earlier retirement, resignation or removal, or the election of his successor.*

For                         17,726,679

Against                              0

Abstain                              0

        *Mr. Bleier was elected to serve on the Company's Board of Directors on April 27, 1999. The proposal to add Mr. Bleier as a nominee for election at the Annual Meeting was reflected in the Supplement to Proxy Statement mailed to the Company's shareholders on or around May 12, 1999.

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

         On May 4, 1999, RealNetworks filed a report on Form 8-K announcing the approval by the Board of Directors of a 2-for-1 stock split of its common stock.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.


                                        REALNETWORKS, INC.

                                        By /s/ Paul Bialek
                                          --------------------------------------
                                          Paul Bialek
                                          Senior Vice President,
                                          Finance and Operations
                                          and Chief Financial Officer

                                INDEX TO EXHIBITS

       Exhibit Number                         Description
       --------------                         -----------
           27.1         Restated Financial Data Schedule which is submitted
                        electronically to the Securities and Exchange Commission
                        for information purposes only and is not filed

           27.2 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed