Form 10-Q
period 1999-09-30
REALNETWORKS INC
filed 1999-11-15
CIK 1046327

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of the registrant's Common Stock outstanding as of October 31, 1999 was 74,403,023.

                               REALNETWORKS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS

                                                                                                  PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements........................................................................3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................36


PART II. OTHER INFORMATION

Item 1. Legal Proceedings..........................................................................37

Item 2. Changes in Securities and Use of Proceeds..................................................37

Item 6. Exhibits and Reports on Form 8-K...........................................................38

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                      September 30,    December 31,
                                                                                          1999            1998
                                                                                      -------------    ------------
                                     ASSETS

Current assets:
     Cash, cash equivalents and short-term investments                                  $ 326,753          89,801
     Trade accounts receivable, net of allowances for doubtful
        accounts and sales returns                                                          7,146           5,149
     Prepaid expenses and other current assets                                              3,079           3,446
                                                                                        ---------       ---------
        Total current assets                                                              336,978          98,396

Equipment and leasehold improvements, at cost:
     Equipment and software                                                                18,558          11,445
     Leasehold improvements                                                                13,259           1,441
                                                                                        ---------       ---------
        Total equipment and leasehold improvements                                         31,817          12,886
     Less accumulated depreciation and amortization                                         8,569           6,506
                                                                                        ---------       ---------
        Net equipment and leasehold improvements                                           23,248           6,380
                                                                                        ---------       ---------
Goodwill, net                                                                               7,452           9,048
Restricted cash equivalents                                                                13,700          13,700
Other assets                                                                                1,027           1,250
                                                                                        ---------       ---------
        TOTAL ASSETS                                                                    $ 382,405         128,774
                                                                                        =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $   3,859           3,947
     Accrued and other liabilities                                                         22,038          12,961
     Deferred revenue, excluding non-current portion                                       38,309          23,742
                                                                                        ---------       ---------
        Total current liabilities                                                          64,206          40,650
                                                                                        ---------       ---------

Deferred revenue, excluding current portion                                                  --             5,833
Note payable                                                                                 --               987

Shareholders' equity:
     Convertible preferred stock, no par value
        Series A: authorized no shares in 1999 and 45 shares in 1998,
           issued and outstanding no shares in 1999 and 17 shares in 1998                    --             3,642
        Series B: authorized no shares in 1999 and 181 shares in 1998,
           issued and outstanding no shares in 1999 and 103 shares in 1998                   --             1,200
     Preferred stock, $0.001 par value per share, no shares issued and outstanding
        Series A: authorized 200 shares                                                      --              --
        Undesignated series: authorized 59,800 shares                                        --              --
     Common stock, $0.001 par value per share
        Authorized 300,000 shares in 1999 and 296,291 shares in 1998;
        issued and outstanding 73,961 shares in 1999 and 62,414 shares in 1998                 74              62
     Special common stock, $0.001 par value per share
        Authorized no shares in 1999 and 3,709 shares in 1998; issued and
        outstanding no shares in 1999 and 2,586 shares in 1998                               --                 3
     Additional paid-in capital                                                           359,288         118,314
     Accumulated deficit                                                                  (40,926)        (41,791)
     Accumulated other comprehensive loss                                                    (237)           (126)
                                                                                        ---------       ---------
        Total shareholders' equity                                                        318,199          81,304
                                                                                        ---------       ---------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 382,405         128,774
                                                                                        =========       =========


      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                  Quarter Ended                  Nine Months Ended
                                                  September 30,                     September 30,
                                           -------------------------         -------------------------
                                             1999             1998             1999             1998
                                           --------         --------         --------         --------
Net revenues:
    Software license fees                  $ 24,091           12,842           62,683           33,592
    Service revenues                          6,683            3,988           17,641           10,105
    Advertising                               4,117              843            7,464            2,070
                                           --------         --------         --------         --------
        Total net revenues                   34,891           17,673           87,788           45,767
                                           --------         --------         --------         --------

Cost of revenues:
    Software license fees                     3,353            2,213            9,409            5,729
    Service revenues                          1,877              642            4,274            1,918
    Advertising                                 674              469            1,822            1,207
                                           --------         --------         --------         --------
        Total cost of revenues                5,904            3,324           15,505            8,854
                                           --------         --------         --------         --------

        Gross profit                         28,987           14,349           72,283           36,913
                                           --------         --------         --------         --------

Operating expenses:
    Research and development                 10,019            6,095           25,935           16,162
    Sales and marketing                      13,722            8,423           37,138           23,907
    General and administrative                4,174            3,002           10,797            8,294
    Goodwill amortization                       532              532            1,596            1,064
    Acquisition charges                       1,403             --              1,403            8,723
                                           --------         --------         --------         --------
        Total operating expenses             29,850           18,052           76,869           58,150
                                           --------         --------         --------         --------

        Operating loss                         (863)          (3,703)          (4,586)         (21,237)

Other income, net                             3,866            1,204            5,451            3,511
                                           --------         --------         --------         --------

Net income (loss)                          $  3,003           (2,499)             865          (17,726)
                                           ========         ========         ========         ========


Basic net income (loss) per share          $   0.04            (0.04)            0.01            (0.28)
                                           ========         ========         ========         ========

Diluted net income (loss) per share        $   0.03            (0.04)            0.01            (0.28)
                                           ========         ========         ========         ========

Shares used to compute basic net
     income (loss) per share                 73,661           65,804           70,194           64,374

Shares used to compute diluted net
     income (loss) per share                 86,422           65,804           82,075           64,374

Comprehensive income (loss):
     Net income (loss)                     $  3,003           (2,499)             865          (17,726)
     Translation adjustment                      61              (33)            (111)             (86)
                                           --------         --------         --------         --------
       Comprehensive income (loss)         $  3,064           (2,532)             754          (17,812)
                                           ========         ========         ========         ========


      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 ---------------------------
                                                                                   1999              1998
                                                                                 ---------         ---------

Net cash provided by operating activities                                        $  22,771             6,014

Cash flows from investing activities:
     Purchases of equipment and leasehold improvements                             (20,140)           (2,665)
     Purchases of short-term investments                                          (119,016)          (82,074)
     Proceeds from sales and maturities of short-term
        investments                                                                 37,239            57,117
     Cash obtained through acquisition                                                --                 203
                                                                                 ---------         ---------
              Net cash used in investing activities                               (101,917)          (27,419)
                                                                                 ---------         ---------

Cash flows from financing activities:
     Proceeds from issuance of notes payable and warrants                            1,000               650
     Payments on notes payable                                                        (415)               (3)
     Net proceeds from sale of common stock and exercise of stock options          233,898             1,348
                                                                                 ---------         ---------
              Net cash provided by financing activities                            234,483             1,995
                                                                                 ---------         ---------

Effect of exchange rate changes on cash                                               (162)              (56)
                                                                                 ---------         ---------

              Net increase (decrease) in cash and cash equivalents                 155,175           (19,466)
Cash and cash equivalents at beginning of period                                    51,900            63,395
                                                                                 ---------         ---------

Cash and cash equivalents at end of period                                         207,075            43,929
Short-term investments at end of period                                            119,678            54,730
                                                                                 ---------         ---------
Total cash, cash equivalents and short-term investments at end of period         $ 326,753            98,659
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

        These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        On April 27, 1999, the board of directors declared a 2-for-1 split of the Company's Common Stock in the form of a stock dividend. The stock split was effected on May 10, 1999. Accordingly, the accompanying condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the stock split.

(c)     Cash, Cash Equivalents and Short-Term Investments

        Cash, cash equivalents and short-term investments are comprised of the following:

                                                                        September 30,    December 31,
                                                                            1999            1998
                                                                        -------------    ------------
                                                                               (in thousands)
   Cash and cash equivalents                                              $207,075          51,900
   Short-term investments                                                  119,678          37,901
                                                                          --------        --------
           Total cash, cash equivalents and short-term investments        $326,753          89,801
                                                                          ========        ========
   Restricted cash equivalents                                            $ 13,700          13,700
                                                                          ========        ========

        Restricted cash equivalents represent a restricted escrow account established in connection with a lease agreement for the Company's corporate headquarters. Under certain circumstances, $10,000,000 of the escrow account will be maintained for the term of the lease. The remaining $3,700,000 will be released as the Company funds tenant improvements. The Company took occupancy of the new facilities during the quarter ended June 30, 1999.

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

(e)     Comprehensive Income (Loss)

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. The Company's comprehensive income (loss) for the quarters and nine months ended September 30, 1999 and 1998 consisted of net income (loss) and the gross amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments was insignificant.

(f)     Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common shareholders for the quarter and nine month periods ended September 30, 1998, basic and diluted net loss per share are the same for those periods.

        Excluded from the computation of diluted net income per share for the quarter and nine months ended September 30, 1999 are options to acquire 2,340,000 shares of common stock with a weighted-average exercise price of $91.93. Excluded from the computation of diluted net loss per share for the quarter and nine months ended September 30, 1998 are options and warrants to acquire 16,810,000 shares of common stock with a weighted-average exercise price of $4.82. Such options and warrants were excluded as their effects are anti-dilutive. Additionally, 173,000 shares of common stock issuable upon conversion of no par value preferred stock were excluded because their effects would be anti-dilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations for the quarters and nine months ended September 30, 1999 and 1998.

(In thousands except per share data)                                               Weighted
                                                                   Income           Shares          Income
                                                                   (loss)           Average         (loss)
                                                                 (Numerator)     (Denominator)     per share
                                                                 -----------     -------------     ---------
Quarter Ended September 30, 1999
      Basic net income per share                                  $  3,003           73,661        $   0.04
      Effect of dilutive stock options and warrants                   --             12,761
                                                                  --------         --------
      Diluted net income per share                                $  3,003           86,422        $   0.03
                                                                  ========         ========        ========

Quarter Ended September 30, 1998
      Basic net loss per share                                    $ (2,499)          65,804        $  (0.04)
      Effect of dilutive common stock options and warrants
           and convertible preferred stock                            --               --
                                                                  --------         --------
      Diluted net loss per share                                  $ (2,499)          65,804        $  (0.04)
                                                                  ========         ========        ========

Nine Months Ended September 30, 1999
      Basic net income per share                                  $    865           70,194        $   0.01
      Effect of dilutive stock options and warrants                   --             11,881
                                                                  --------         --------
      Diluted net income per share                                $    865           82,075        $   0.01
                                                                  ========         ========        ========

Nine Months Ended September 30, 1998
      Basic net loss per share                                    $(17,726)          64,374        $  (0.28)
      Effect of dilutive common stock options and warrants
           and convertible preferred stock                            --               --
                                                                  --------         --------
      Diluted net loss per share                                  $(17,726)          64,374        $  (0.28)
                                                                  ========         ========        ========


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

        The Company operates in one business segment, media delivery, for which the Company receives revenues from its customers. The Company's Chief Operating Decision Maker is considered to be the Company's Operating Committee (COC) which is comprised of the Company's Chief Executive Officer, the Company's Chief Operating Officer, and the Company's Senior Vice Presidents. The COC reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical region for purposes of making decisions and assessing financial performance. The COC does not review discrete financial information regarding profitability of the Company's different products or services and, therefore, the Company does not have operating segments as defined by SFAS 131.

        The Company's customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows (in thousands):

                                                  Quarter Ended               Nine months ended
                                                  September 30,                 September 30,
                                             ----------------------        ----------------------
                                               1999           1998           1999           1998
                                             -------        -------        -------        -------
            North America                    $25,402         11,916         62,042         30,292
            Europe                             3,541          1,866          9,889          4,500
            Asia                               2,645          1,151          6,699          3,077
            Rest of world                        686            323          1,507            647
                                             -------        -------        -------        -------
                  Subtotal                    32,274         15,256         80,137         38,516
            Microsoft license revenue          2,617          2,417          7,651          7,251
                                             -------        -------        -------        -------
                  Total                      $34,891         17,673         87,788         45,767
                                             =======        =======        =======        =======


Revenue from external customers by product type is as follows (in thousands):

                                                        Quarter Ended             Nine months ended
                                                        September 30,               September 30,
                                                  ----------------------        ----------------------
                                                   1999           1998           1999           1998
                                                  -------        -------        -------        -------
            Media delivery license revenue        $21,474         10,425         55,032         26,341
            Media delivery service revenue          6,683          3,988         17,641         10,105
            Microsoft license revenue               2,617          2,417          7,651          7,251
            Advertising revenue                     4,117            843          7,464          2,070
                                                  -------        -------        -------        -------
                  Total net revenues              $34,891         17,673         87,788         45,767
                                                  =======        =======        =======        =======

Long-lived assets by geographic location are as follows (in thousands):

                                                 September 30,      December 31,
                                                     1999              1998
                                                 -------------      ------------
            United States                           $29,924            14,645
            Asia and rest of world                      434               454
            Europe                                      342               329
                                                    -------           -------
                          Total                     $30,700            15,428
                                                    =======           =======


NOTE 3 - ACQUISITION

        In August 1999, the Company completed its acquisition of Xing Technology Corporation (Xing), a leading developer and provider of MP3 software. Under the terms of the acquisition, the Company issued approximately 733,000 shares of its common stock in exchange for all issued and outstanding shares of Xing common stock. In addition, the Company issued options to purchase approximately 33,000 shares of the Company's common stock in exchange for outstanding options to purchase Xing common stock. The acquisition was accounted for using the pooling of interests method of accounting, and accordingly, the accounts of Xing have been included with those of the Company for all periods presented.

        In connection with the merger, the Company incurred approximately $1.4 million in merger-related expenses primarily for legal and other professional fees. As of September 30, 1999, approximately $0.9 million of these costs had been paid. The remaining costs are expected to be paid during the quarter ending December 31, 1999.

        Separate results for the combined entities for the quarter and nine months ended September 30, 1999 and 1998 are as follows:

                                            Nine Months                       Nine Months
                          Quarter Ended       Ended         Quarter Ended        Ended
                          September 30,    September 30,    September 30,    September 30,
                              1999             1999             1998             1998
                          -------------    -------------    -------------    -------------
Revenues:
  RealNetworks, Inc.        $ 34,468           86,039           17,244           44,802
  Xing                           423            1,749              429              965
                            --------         --------         --------         --------
                            $ 34,891           87,788           17,673           45,767
                            ========         ========         ========         ========

Net income (loss):
  RealNetworks, Inc.        $  4,337            3,331           (1,817)         (15,311)
  Xing                        (1,334)          (2,466)            (682)          (2,415)
                            --------         --------         --------         --------
                            $  3,003              865           (2,499)         (17,726)
                            ========         ========         ========         ========

        In connection with the acquisition, approximately 73,000 shares of common stock issued were placed in escrow to secure indemnification obligations of former shareholders of Xing.

        There were no significant intercompany transactions between the two companies and no significant conforming accounting adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The discussion in this report contains forward-looking statements that involve risks and uncertainties. RealNetworks' actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Factors that May Affect Our Business, Future Operating Results and Financial Condition", included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents that RealNetworks files from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

        We are a leading provider of media delivery and distribution solutions designed for the Internet. Our solutions enable consumers to experience and content providers to deliver a broad range of multimedia content, including audio, video, text and animation. We pioneered the development and commercialization of "streaming media" systems that enable the creation, real-time delivery and playback of multimedia content. We believe that we have established a leadership position in the market for these systems. We have more than 80 million registered users of our RealPlayer product and believe that more than 85% of all Web pages using streaming media use our technology. The broad acceptance of the Internet as a means of content delivery, combined with recent technological advances, has greatly increased the practicality and popularity of a number of new online media delivery formats. In response, we have extended our media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on PCs and digital playback devices.

        We were incorporated in February 1994 and were in the development stage until July 1995, when we released the commercial version of RealAudio Version 1.0, the first version of our RealPlayer products. From inception through December 31, 1995, our operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, conducting research and development, building the RealAudio brand and establishing the market for streaming audio. During 1996, we continued to invest heavily in research and development and marketing and in building our domestic and international sales channels and our general and administrative infrastructure. In August 1996, we began selling RealPlayer Plus, a premium version of our RealPlayer product. RealPlayer continues to be available for download free of charge from our websites. In June 1997, we released the commercial version of RealVideo Version
4.0. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that includes RealAudio and RealVideo technology. In November 1998, we released the commercial version of RealSystem G2, our latest generation media delivery system. In May 1999, we released RealSystem MP as well as a beta version of RealJukebox. In September 1999, we released RealSlideshow Plus, a complete streaming solution for sharing photographs to communicate information and ideas. Also in September 1999, we released the commercial versions of RealJukebox and RealJukebox Plus, which are complete digital music systems. In November 1999, we released the beta version of RealPlayer 7 and introducted the new Real.com Network, which gives consumers the ability to find, organize and play audio and video on the internet and Take 5, Real.com's new programming service.

Our revenues are reported in the following three categories:

    Software license fees, which include revenues from sales of our RealPlayer Plus, RealJukebox Plus, Xing AudioCatalyst, RealServers and related authoring and publishing tools, OEM sales of our products and sales of third-party products.

    Service revenues, which include support and maintenance services that we sell to customers who purchase our RealPlayer Plus, RealJukebox Plus, RealServers and tools products, broadcast hosting services we provide through our Real Broadcast Network, and consulting services we offer to our customers.

    Advertising revenues are derived from the sale of advertising on our websites and the placement of channels and presets included in the RealPlayer and the RealJukebox.

        In March 1998, we acquired Vivo Software, a leading developer of streaming media creation tools, in an acquisition accounted for using the purchase method of accounting. In August 1999, we acquired Xing Technology Corporation, a leading developer and provider of MP3 software, in an acquisition accounted for using the pooling of interests method of accounting.


RESULTS OF OPERATIONS

        REVENUES

        Software License Fees. Software license fees were $24.1 million for the quarter ended September 30, 1999, an increase of 88% from $12.8 million in the comparable quarter of the prior year. Software license fees were $62.7 million for the nine months ended September 30, 1999, an increase of 87% from $33.6 million in the comparable period of the prior year. The increases were due primarily to a greater volume of products sold, which resulted from (1) growth in the demand for streaming media and digital music on the Internet, (2) sales of RealSystem G2, which was introduced in November 1998, (3) successful product promotions, (4) increased sales of third-party products, and (5) sales of the RealJukebox Plus during the quarter ended September 30, 1999. Software license fees for the quarter ended September 30, 1999 and 1998 included $2.6 million and $2.4 million, respectively, related to the Microsoft license agreement we entered into in June 1997. Software license fees for the nine months ended September 30, 1999 and 1998 included $7.7 million and $7.3 million, respectively, related to the Microsoft license agreement.

        Service Revenues. Service revenues were $6.7 million for the quarter ended September 30, 1999, an increase of 68% from $4.0 million in the comparable quarter of the prior year. Service revenues were $17.6 million for the nine months ended September 30, 1999, an increase of 75% from $10.1 million in the comparable period of the prior year. The increases were primarily due to a larger installed base of our products from which we derive support and maintenance revenues and increases in our consulting and streaming media hosting services.

        Advertising Revenues. Advertising revenues were $4.1 million for the quarter ended September 30, 1999, an increase of 388% from $0.8 million in the comparable quarter of the prior year. Advertising revenues were $7.5 million for the nine months ended September 30, 1999, an increase of 261% from $2.1 million in the comparable period of the prior year. The increase in advertising revenues was due to increased traffic on our websites, the increased effectiveness of our advertising sales force that resulted in increased advertising sales and higher average advertising rates, and increased revenue associated with channels, presets and search functionality included in the RealPlayer and RealJukebox.

        Geographic Revenues. Excluding revenues from the Microsoft license agreement, international revenues represented 21% of total net revenues for the quarter ended September 30, 1999 and 22% of total net revenues for the quarter ended September 30, 1998. Excluding revenues from the Microsoft license agreement, international revenues represented 23% of total net revenues for the nine months ended September 30, 1999 and 21% of total net revenues for the nine months ended September 30, 1998. Revenues generated in Europe were 11% and 12% of total net revenues (excluding revenues from the Microsoft license agreement) for the quarters ended September 30, 1999 and 1998, respectively, and revenues generated in Asia and rest of world were 10% of total net revenues (excluding revenues from the Microsoft license agreement) for each of the quarters ended September 30, 1999 and 1998. Revenues generated in Europe were 12% of total net revenues (excluding revenues from the Microsoft license agreement) for each of the nine months ended September 30, 1999 and 1998, and revenues generated in Asia and rest of world were 10% of total net revenues (excluding revenues from the Microsoft license agreement) for each of the nine months ended September 30, 1999 and 1998.

        COST OF REVENUES

        Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, and fees paid to third-party vendors for order fulfillment. Cost of software license fees was $3.4 million for the quarter ended September 30, 1999, an increase of 52% from $2.2 million in the comparable quarter of the prior year, but decreased as a percentage of software license fees to 14% from 17%. Cost of software license fees was $9.4 million for the nine months ended September 30, 1999, an increase of 64% from $5.7 million in the comparable period of the prior year, but decreased as a percentage of software license fees to 15% from 17%. The increases in absolute dollars were due primarily to higher sales volumes. The decreases as a percentage of software license fees were due primarily to changes in the mix of products sold.

        Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and other services and expenses incurred in expanding our streaming media hosting services. Cost of service revenues was $1.9 million for the quarter ended September 30, 1999, an increase of 192% from $0.6 million in the comparable quarter of the prior year, and increased as a percentage of service revenues to 28% from 16%. Cost of service revenues was $4.3 million for the nine months ended September 30, 1999, an increase of 123% from $1.9 million in the comparable period of the prior year, and increased as a percentage of service revenues to 24% from 19%. The increases in cost of service revenues were primarily due to increased staff and contract personnel needed to provide services to a greater number of customers, expansion of customer service and technical support into international regions, and support costs related to the introduction of RealJukebox.

        Cost of Advertising Revenues. Cost of advertising revenues includes the cost of personnel associated with content creation and maintenance and fees paid to third parties for content included in our websites. Cost of advertising revenues was $0.7 million for the quarter ended September 30, 1999, an increase of 44% from $0.5 million in the comparable quarter of the prior year, but decreased as a percentage of advertising revenues to 16% from 56%. Cost of advertising revenues was $1.8 million for the nine months ended September 30, 1999, an increase of 51% from $1.2 million in the comparable period of the prior year, but decreased as a percentage of advertising revenues to 24% from 58%. The increases in absolute dollars were primarily due to increases in the quality and quantity of content available on our websites, enhancements made to existing websites, and the addition of new websites. The decreases as a percentage of advertising revenues were due to greater economies of scale.

        Our gross margins may be adversely affected by the mix of distribution channels used and the mix of products sold.

        OPERATING EXPENSES

        Research and Development. Research and development expenses consist primarily of salaries and consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility is generally not established until substantially all development is complete. We believe that significant investment in research and development is a critical factor in attaining our strategic objectives and, as a result, we expect to increase research and development expenditures in future periods. Research and development expenses were $10.0 million for the quarter ended September 30, 1999, an increase of 64% from $6.1 million in the comparable quarter of the prior year. Such expenses decreased as a percentage of total net revenues to 29% from 34%. Research and development expenses were $25.9 million for the nine months ended September 30, 1999, an increase of 60% from $16.2 million in the comparable period of the prior year, but decreased as a percentage of total net revenues to 30% from 35%. Research and development expenses were primarily related to the development of new technology and products, including RealSystem MP, RealJukebox, RealSlideshow, and the beta version of RealPlayer 7 as well as enhancements made to existing products. The increases in absolute dollars were primarily due to increases in internal development personnel, consulting expenses and contract labor. The decreases in percentage terms were a result of revenues growing at a faster rate than expenses.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, sales commissions, consulting fees, trade show expenses, advertising costs and cost of marketing collateral. We intend to increase our branding and marketing efforts and, therefore, expect sales and marketing expenses to increase significantly in future periods. Sales and marketing expenses were $13.7 million for the quarter ended September 30, 1999, an increase of 63% from $8.4 million in the comparable quarter of the prior year. Such expenses decreased as a percentage of total net revenues to 39% from 48%. Sales and marketing expenses were $37.1 million for the nine months ended September 30, 1999, an increase of 55% from $23.9 million in the comparable period of the prior year, but decreased as a percentage of total net revenues to 42% from 52%. The increases in absolute dollars were due to the expansion of our direct sales and marketing organization, the creation of additional foreign and domestic sales offices, increased tradeshow attendance, advertising, promotions and other expenses related to the continued development of the "Real" brand. The decreases in percentage terms were a result of revenues growing at a faster rate than expenses.

        General and Administrative. General and administrative expenses consist primarily of salaries, fees for professional services and bad debt expense. We expect general and administrative expenses to increase as we expand our staff and incur additional costs related to growth of our business. General and administrative expenses were $4.2 million for the quarter ended September 30, 1999, an increase of 39% from $3.0 million in the comparable quarter of the prior year. Such expenses decreased as a percentage of total net revenues to 12% from 17%. General and administrative expenses were $10.8 million for the nine months ended September 30, 1999, an increase of 30% from $8.3 million in the comparable period of the prior year, but decreased as a percentage of total net revenues to 12% from 18%. The increases in absolute dollars were primarily a result of increased personnel and professional fees necessary to support our growth. The decreases in percentage terms were due to revenues growing at a faster rate than expenses.

Goodwill Amortization and Acquisition Charges

        In March 1998, we acquired Vivo Software, Inc., a developer of streaming media creation tools. We issued approximately 2.2 million shares of our common stock in exchange for all outstanding shares of Vivo common stock and assumed options to purchase approximately 95,000 shares of our common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Vivo's operations are included in our consolidated financial statements since the date of acquisition.

        The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of the acquisition. A portion of the purchase price represents acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. Of the total purchase price, $8.6 million was allocated to in-process research and development expense, $10.6 million was allocated to goodwill, and $0.5 million was allocated to tangible assets. Goodwill is amortized over its estimated life of five years.

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

        In August 1999, we acquired Xing Technology Corporation, a developer and provider of MP3 software. We issued approximately 733,000 shares of our common stock in exchange for all outstanding shares of Xing stock. The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements include the accounts of Xing for all periods presented. As a result of the transaction, we incurred acquisition charges of $1.4 million during the quarter ended September 30, 1999 primarily for legal and other professional fees.

OTHER INCOME, NET

        Other income, net consists primarily of earnings on our cash, cash equivalents and short-term investments. Other income, net was $3.9 million and $5.5 million for the quarter and nine months ended September 30, 1999, respectively, and $1.2 million and $3.5 million for the quarter and nine months ended September 30, 1998, respectively. The increases were primarily due to higher invested cash balances primarily as a result of our secondary public offering of common stock completed during the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $22.8 million and $6.0 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by operating activities for the nine months ended September 30, 1999 resulted primarily from an increase in accrued and other liabilities of $9.1 million, an increase in deferred revenue of $8.7 million, net income of $0.9 million, and the non-cash charges associated with depreciation and amortization partially offset by the increase in accounts receivable of $2.0 million. Net cash provided by operating activities for the nine months ended September 30, 1998 resulted primarily from a decrease in other receivables, an increase in accrued expenses and non-cash charges associated with depreciation and acquisition related charges, partially offset by the reported net loss.

        Net cash used in investing activities was $101.9 million and $27.4 million for the nine months ended September 30, 1999 and 1998, respectively, and was primarily a result of net purchases of short-term investments and purchases of equipment and leasehold improvements.

        Net cash provided by financing activities was $234.5 million and $2.0 million for the nine months ended September 30, 1999 and 1998, respectively, and was a result of net proceeds from the sale of common stock and the exercise of stock options and warrants as well as the proceeds from the issuance of notes payable and related warrants. In the second quarter of 1999, we sold 4,125,000 shares of our common stock in a secondary public offering. Net proceeds of the offering were $228.8 million.

        At September 30, 1999, we had $326.8 million in cash, cash equivalents and short-term investments. As of September 30, 1999, our principal commitments consisted of obligations under operating leases. Since our inception, we have experienced a substantial increase in our capital expenditures to support expansion of our operations and information systems.

        In January 1998, we entered into a lease agreement for a new location for our corporate headquarters. The lease commenced on April 1, 1999 and expires on April 1, 2011, with an option to renew the lease for either a three-or ten-year period. We took occupancy of the new facilities in the second quarter 1999. We will continue to fund tenant improvements as additional space is occupied. In addition, we are in the process of upgrading and replacing our existing internal information systems. We anticipate that the costs of the tenant improvements and information systems will total approximately $15.7 million in 1999. We have incurred approximately $12 million of such costs through September 30, 1999.

        We do not hold derivative financial instruments or equity securities in our investment portfolio. Our cash equivalents and short-term investments consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio and requires that all short-term investments mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 1999, the fair value of the portfolio would decline by an immaterial amount. Because we have historically held our fixed-income investments until maturity, we would not expect our operating results or cash flows to be significantly affected by a sudden change in market interest rates on our securities portfolio.

        We conduct our operations in six primary functional currencies: the United States dollar, the Japanese yen, the British pound, the French franc, the German mark, and the Australian dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rates. We invoice the customers of our international subsidiaries primarily in U.S. dollars, except in Japan, where we invoice our customers primarily in yen. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact in 1999 and 1998.

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

Microsoft Relationship

        In June 1997, we entered into a strategic agreement with Microsoft pursuant to which we granted Microsoft a nonexclusive license to certain substantial elements of the source code of our RealAudio/RealVideo Version 4.0 technology and related RealNetworks trademarks for a license fee of $30.0 million. We are recognizing revenue related to the agreement ratably over the three-year term of our ongoing obligations. Microsoft may sublicense its rights to the licensed source code to third parties under certain conditions without further compensation to RealNetworks. In addition, Microsoft was granted an option to receive two additional deliveries of updated versions of the source code both of which were unexercised and have since expired. Under certain conditions, if we license our source code to a third party, the agreement provides for a partial refund of the license fee paid by Microsoft, based on a declining scale over the three-year term of the agreement.

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

        We have developed a phased plan to achieve Year 2000 compliance for our internal processing and operational systems and the current versions of our software products. During the first quarter of 1999, we assessed the state of our internal and external Year 2000 compliance. During the second quarter of 1999, we developed a remediation plan to identify and correct problems. During the third quarter of 1999, we began implementation of this remediation plan, consisting of upgrading and replacing certain product versions, if necessary, and testing them for compliance. During the fourth quarter of 1999, we will be testing our internal systems for Year 2000 compliance.

        We have publicly made and continue to update Year 2000 readiness disclosures stating that the current versions of our products are "Year 2000 compliant." "Year 2000 compliant" means that software products and systems are able to function properly before, during and after the year 2000 without loss of functionality due to date changes. This assurance assumes that:

    - our products are configured and used in accordance with the related documentation;

    - the underlying operating system of the host machine for our products and any other software used with or in such host machine are also Year 2000 compliant; and

    - all other products, whether hardware, software, or firmware, used with one of our products properly exchange data with it.

        We are currently testing and will continue to test our products and systems and may find errors or defects associated with Year 2000 date functions. We have not tested our products on all platforms or all versions of operating systems that we currently support. We believe that all of the latest production versions of our products will be Year 2000 compliant by the end of 1999. We have not specifically tested software obtained from third parties, such as licensed software, shareware and freeware, that is incorporated into our products, but we are seeking assurances from certain vendors that licensed software is Year 2000 compliant. We may not have received assurances from such vendors by January 1, 2000. Despite our testing, testing by our current and potential customers, and whatever assurances, if any, we may receive from developers of technology incorporated into our products, our products and those of our vendors may contain undetected errors or defects associated with Year 2000 date functions.

        We rely on third parties for services and supplies such as telecommunications, Internet service and utilities. We are seeking confirmation from certain service providers that their systems are Year 2000 compliant. We may not have received assurances from such service providers by January 1, 2000. Interruption of those services or supplies due to Year 2000 issues could adversely affect our operations. We are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. We are in the process of updating and upgrading our internal information systems. Although the replacement of information systems is not in direct response to Year 2000 concerns, we expect, but cannot assume, that all new internal information systems implemented in 1999 will be Year 2000 compliant.

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

        We currently respond to customer concerns about our products on a case-by- case basis. In addition, we have posted and continue to update a web page on our primary website indicating the Year 2000 status of our products. We believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways, including the decision to delay purchasing our products until the Year 2000. We believe that it is not possible to predict the overall impact of these decisions.

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

        We have not yet fully finalized a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. To date, we have not incurred significant expenditures for our Year 2000 remediation efforts. Although we do not anticipate the costs to complete addressing our Year 2000 issues to be material, the costs of Year 2000 remediation work and the date on which we plan to complete such work are based on management's best estimates. These estimates are derived from assumptions about future events, including the availability of certain resources, third- party remediation plans and other factors. In addition, undetected errors or the failure of such systems to be Year 2000 compliant could create significant record-keeping and operational deficiencies. Accordingly, if Year 2000 modifications, evaluations, assessments and conversions are not made or are not completed in time, the Year 2000 problem could harm our business.

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

WE HAVE A HISTORY OF LOSSES AND MAY  NOT MAINTAIN PROFITABILITY

        We have incurred significant losses since our inception and we may never sustain or increase profitability. As of September 30, 1999, we had an accumulated deficit of approximately $40.9 million. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to maintain profitability. We may not continue our historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

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

        -  our ability to attract, train and retain key personnel;

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

        - the ability to license or develop and support secure formats for digital media delivery, particularly music and video;

        - the ability to license and support popular and emerging media formats for digital media delivery, particulary music and video, in a market where competitors may control the intellectual property rights for these formats;

        - the size of the active audience for streaming and digital media and its appeal to content providers and advertisers;

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

        Microsoft's Windows Media Player competes with our RealPlayer products. The Windows Media Player is available for download from Microsoft's website for free, and is bundled by Microsoft with its Windows 98 operating system and with its Web browser, Internet Explorer. In addition, Microsoft has bundled certain audio capabilities into a radio toolkit for Internet Explorer 5.0, its latest Web browser. Internet Explorer 5.0 includes Web Events, which provides links to multimedia content on the Internet, especially content in Microsoft's streaming media formats. We expect that by leveraging its dominant position in operating systems and tying streaming media into its operating system and its browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users to its streaming media products. Currently, our RealPlayer has a high degree of market penetration: we have over 80 million registered users and estimate that more than 85% of all Web pages that use streaming media do so using our technology. Our market position may be difficult to sustain, particularly in light of Microsoft's efforts and dominant position in operating systems. In addition, Microsoft has invested in certain digital distribution technologies that compete with RealJukebox, such as the MusicMatch Jukebox. Microsoft has announced that it plans to bundle this year the MusicMatch Jukebox with the Microsoft Windows 98 Second Edition operating system, and that the MusicMatch Jukebox will support the Windows Media format. We expect Microsoft and other competitors to devote significantly greater resources to product development in the jukebox and digital media categories. It may be difficult or impossible for us to obtain access to the Windows Media format on terms equivalent to those offered to our competitors, which may harm the demand for and market for the RealJukebox products.

        In addition to Microsoft, we face increasing competition from other companies that are developing and marketing streaming media products. Apple Computer has introduced the QuickTime 4.0 streaming media technology, including a free media player and a free streaming media server, and has made available free source code to the server under the conditions of their license agreement. We expect that Apple Computer will devote more resources to developing and marketing streaming media systems, and will seek to compete more vigorously with us in the marketplace. Other competitors include Cisco Systems/Precept Software, PictureTel/Starlight Networks and Oracle Corporation. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage.

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

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN OTHER PARTS OF OUR BUSINESS

        Media Hosting. Our media hosting service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting services. These companies include Yahoo Broadcast Services (formerly Broadcast.com), Intervu and emerging broadcast networks such as CMGI's Magnitude Network, Enron Communications, GlobalMedia, and Microcast. We may not establish or sustain our competitive position in this market segment. Some media hosting competitors are also customers on whom we rely to help drive product download traffic to our website through their broadcast events.

        Website Destinations, Content and Advertising. While Internet advertising revenues across the industry continue to grow, the number of websites competing for advertising revenues is also growing. Our websites, including Real.com, RealNetworks.com, Film.com and LiveConcerts.com, compete for user traffic and Internet advertising revenues with a wide variety of websites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo Broadcast Services and Microsoft's Web Events, compete with our RealGuide. We also compete with traditional media such as television, radio and print for a share of advertisers' total advertising budgets. Our advertising sales force and infrastructure are still in early stages of development relative to those of our competitors. We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, or if we lose website traffic, our business could be harmed.

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

WE MAY NOT BE SUCCESSFUL IN THE MARKET FOR DOWNLOADABLE MEDIA AND LOCAL MEDIA DELIVERY

        In May 1999, we announced the RealSystem MP, a digital music architecture enabling integration with a wide range of Internet services and hardware devices. In September 1999, we released RealJukebox, our client software based on the RealSystem MP. These products represent an extension of our business into downloadable media and local media delivery, which is a substantial evolution from our historical focus on streaming media products and services. We do not know whether there is a sustainable market for products such as RealSystem MP and RealJukebox. Even if that market exists, we may be unable to develop a revenue model or sufficient demand to take advantage of the market opportunity.

        While over twelve million copies of RealJukebox have been downloaded since its beta release on May 3, 1999, it is too soon to determine if RealJukebox will be widely received in the marketplace. There are now a number of competitive products on the market that offer certain of the features that RealJukebox offers such as WinAmp Player, MusicMatch Jukebox, Liquid Audio Player, and a2b Player. In addition, given the size and importance of the general market for music distribution, competitors will likely release products that directly compete with RealJukebox, which could harm our business. Even if RealJukebox achieves widespread market acceptance, it may not achieve a high level of use, which would lead to a low rate of upgrade sales and electronic commerce opportunities. Our inability to achieve widespread acceptance for RealSystem MP and RealJukebox or to create new revenue streams from new market segments could harm our business.

        RealJukebox allows users to record and play back music in a variety of technical formats, including RealAudio G2, MP3, Liquid Audio, and a2b. However, technical formats and consumer preferences evolve very rapidly, and we may be unable to adequately address consumer preferences or fulfill the market demand to the extent it exists.

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

OUR FAILURE TO ATTRACT, TRAIN OR RETAIN HIGHLY QUALIFIED PERSONNEL COULD HARM OUR BUSINESS

        Our success also depends on our ability to attract, train and retain qualified personnel, specifically those with management and product development skills. In particular, we must hire additional skilled software engineers to further our research and development efforts. Competition for such personnel is intense, particularly in high-technology centers such as the Pacific Northwest. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of stock options they may receive in connection with their employment. As a result of recent volatility in our stock price, we may be disadvantaged in competing with companies that have not experienced similar volatility or that have not yet sold their stock publicly. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be harmed

WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH

        We cannot successfully implement our business model if we fail to manage our growth. We have rapidly and significantly expanded our operations domestically and internationally and anticipate further expansion to take advantage of market opportunities. We have increased the number of our full-time employees from 325 on January 1, 1998 to 600 on September 30, 1999. Managing this substantial expansion has placed a significant strain on our management, operational and financial resources. If our growth continues, we will need to continue to improve our financial and managerial control and reporting systems and procedures.

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

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS

        We operate subsidiaries in Australia, England, France, Germany and Japan, and market and sell products in several other countries. For the nine months ended September 30, 1999, approximately 23% of our revenues, excluding revenues derived from our license agreement with Microsoft, were derived from international operations. We are subject to the normal risks of doing business internationally, as well as risks specific to Internet-based companies in foreign markets. These risks include:

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

        Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet. These laws may relate to areas such as content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, encryption, use of key escrow data, caching of content by server products, electronic authentication or "digital signatures," personal privacy, advertising, taxation, electronic commerce liability, e-mail, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may therefore harm our business.

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

        The Child Online Protection Act and the Child Online Privacy Protection Act (COPA) were enacted in October 1998. The COPA impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly collect and disclose personal information from such minors. The manner in which the COPA may be interpreted and enforced cannot be fully determined, and future legislation similar to the COPA could subject us to potential liability, which in turn could harm our business. Such laws could also damage the growth of the Internet generally and decrease the demand for our products and services.

SHAREHOLDERS MAY BE UNABLE TO EXERCISE CONTROL BECAUSE MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR STOCK

        As of October 31, 1999, our executive officers, directors and affiliated persons beneficially own approximately 47.0% of our common stock. Robert Glaser, our chief executive officer and chairman of the board, beneficially owns approximately 35.6% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

        The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended October 29, 1999, the price of our common stock ranged from $16.875 to $123.500 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

        -  legal or regulatory developments;

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

WE INTEND TO DONATE A PORTION OF NET INCOME TO CHARITY

        For the quarter ended September 30, 1999, we were profitable and accrued 5% of quarterly net income for charitable donation. If we sustain profitability, we intend to donate 5% of our annual net income to charitable organizations. This will reduce our net income.

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

        -  future international revenues;

        - future expense levels (including cost of revenues, research and development, sales and marketing and general and administrative expenses);

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

        On July 29, 1998, Left Bank Management, Inc. filed a lawsuit against us in the U.S. District Court for the Western District of Washington. The plaintiff alleges that we entered into an oral agreement with it in 1995 pursuant to which the plaintiff claims it is entitled to 30% of our revenues from the use of RealAudio technology to promote, sample or sell music. The plaintiff claims breach of contract, unjust enrichment, promissory estoppel and breach of implied-in-fact contract. We have denied each of the plaintiff's claims. In response to our motion to dismiss, the plaintiff withdrew its claim for breach of fiduciary duty. Trial is currently set for May 2000. Although no assurance can be given as to the outcome of this lawsuit, we believe the allegations in this action are without merit, and we intend to vigorously defend ourselves against these claims.

        On November 1, 1999, we announced a software update to RealJukebox to prevent RealJukebox from sending potentially personally identifiable data without a user's consent to RealNetworks or any other third party during the operation of RealJukebox. Prior to the issuance of this software update, RealJukebox had the ability to send certain data, including a Globally Unique Identifier ("GUID"), to RealNetworks when RealJukebox was used, although no personally identifiable information was logged or stored by RealNetworks about the music played or recorded by RealJukebox. Subsequent to our announcement, litigation has been initiated against us in state or federal courts in California, Illinois, Pennsylvania and Texas. These suits, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various features of RealNetworks' consumer products. Due to the recent nature of these filings, we have not had an opportunity to fully evaluate the claims. However, we intend to vigorously defend ourselves against these claims. If the plaintiffs prevail in their claims, we could be required to pay damages or other penalties, which could have a material adverse effect on our operating results.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


     (c) Since July 1, 1999, the Company has issued and sold unregistered securities as follows:

        (1) An aggregate of 733,155 shares of Common Stock was issued in August 1999 to 97 individuals and entities in exchange for all of the outstanding shares of common stock of Xing Technology Corporation, a California corporation. The aggregate consideration received for such shares was valued at approximately $47.7 million. The issuance was made in reliance upon the exemption from registration set forth in Section 3(a)(10) of the Securities Act of 1933 as amended (the "Securities Act").

    (d) Use of Proceeds

    RealNetworks' registration statement under the Securities Act for its initial public offering became effective on November 20, 1997. Offering proceeds, net of aggregate expenses of approximately $4.6 million, were approximately $38.5 million. RealNetworks has used all of the net offering proceeds for the purchase of temporary investments consisting of cash, cash equivalents and short-term investments. RealNetworks has not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses, or repayment of indebtedness. None of the net offering proceeds were paid directly or indirectly to directors, officers, or general partners of RealNetworks or their associates, persons owning 10% or more of any class of RealNetworks' securities, or affiliates of RealNetworks.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits Required by Item 601 of Regulation S-K:

               10.2    Amendment No. 2 to 1998 Employee Stock Purchase Plan

               27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed

               27.2 Restated Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed

               (b) Reports on Form 8-K:

               On August 23, 1999, RealNetworks filed a report on Form 8-K that, pursuant to Item 5 of such form, announced that RealNetworks had acquired all of the outstanding capital stock of Xing Technology Corporation.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 1999.

                                       REALNETWORKS, INC.



                                       By /s/ Paul Bialek
                                          --------------------------------------
                                          Paul Bialek
                                          Senior Vice President, Finance and
                                          Operations and Chief Financial Officer

                                INDEX TO EXHIBITS

         Exhibit Number                             Description
         --------------                             -----------
              10.2                Amendment No. 2 to 1998 Employee Stock
                                  Purchase Plan

              27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange
                                  Commission for information purposes only and is not filed

              27.2 Restated Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed