Form 10-K405
period 1999-12-31
REALNETWORKS INC
filed 2000-03-30
CIK 1046327

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-23137

                               REALNETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WASHINGTON                                     91-1628146
           (STATE OF INCORPORATION)               (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

       2601 ELLIOTT AVENUE, SUITE 1000
             SEATTLE, WASHINGTON                                   98121
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on March 20, 2000, as reported on NASDAQ, was $5,489,160,305.(1)

     The number of shares of the registrant's Common Stock outstanding as of March 20, 2000 was 154,360,374.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement relating to the registrant's 2000 Annual Meeting of Shareholders to be held on June 2, 2000 are incorporated by reference into Part III of this Report.

------------------------
(1) Excludes shares held of record on that date by directors, executive officers and 10% shareholders of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    3
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   14
Item 4A.  Executive Officers of the Registrant........................   15

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Consolidated Financial Data........................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   17
Item 8.   Financial Statements and Supplementary Data.................   17
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   18

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   18
Item 11.  Executive Compensation......................................   18
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   18
Item 13.  Certain Relationships and Related Transactions..............   18

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   18
Exhibit Index.........................................................   25

                                     PART I

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about RealNetworks' industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language in the section of Item 1 entitled "Intellectual Property" and in Item 3 entitled "Legal Proceedings." RealNetworks undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by RealNetworks from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

OVERVIEW

     RealNetworks is a leading provider of media delivery and digital distribution solutions designed for the Internet. Our solutions enable consumers to experience and content providers to deliver a broad range of multimedia content, including audio, video, text and animation. We pioneered the development and commercialization of streaming media systems that enable the creation, real-time delivery and playback of multimedia content. We believe that we have established a leadership position in the market for these systems. We have more than 95 million registered users of our RealPlayer product and believe that more than 85% of all streaming media Web pages use our technology. The broad acceptance of the Internet as a means of content delivery and consumption, combined with recent technological advances, has greatly increased the practicality and popularity of a number of new online media delivery formats. In response, we have extended our media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on PCs and digital playback devices.

     Our solutions include a variety of integrated products and services for consumers, content providers, service providers and advertisers. Our products and services include:

          - RealSystem G2, an open and extensible advanced streaming media solution that consists of our RealPlayer client software, through which users experience multimedia content, and our RealServer software and related software tools, which enable broadcasters and content providers to create and deliver multimedia content.

          - Real Broadcast Network, a service based on a distributed multi-tier network designed to enable content providers to reliably and cost-effectively deliver high-quality streaming media over the Internet to large audiences.

          - RealJukebox, a product that turns a PC into a digital music management system and is based on RealSystem MP, our open and extensible digital music management solution.

          - RealGuide, a comprehensive directory that enables easy and personalized access to high-quality media programming on the Internet.

          - RealStore, an electronic commerce website from which we market, sell and distribute our own and third-party media delivery products and services to our base of more than 95 million registered users.

PRODUCTS AND SERVICES

     RealSystem G2. RealSystem G2, introduced in November 1998, fully integrates players, servers and tools to create an end-to-end streaming media solution for consumers and content providers. RealSystem G2 provides the necessary components to generate a high-quality user experience that is scalable across the heterogeneous Internet infrastructure. It allows consumers to experience and content providers to create rich and dynamic media content that can be viewed and heard in real time across varying narrowband and broadband environments. RealSystem G2's open, extensible architecture provides third party developers the opportunity to create complementary products and services.

     Players. RealPlayer enables a user to listen to and view content from websites that use our server products. RealPlayer provides basic functions such as play, stop, fast-forward, rewind and volume adjustment and customizable navigational tools and services for easy and personalized access to multimedia content. We offer RealPlayer for free from our website and through bundling with third-party products. We sell our premium RealPlayer Plus, which has additional features such as clearer, sharper audio and video, high-fidelity audio quality with a graphic equalizer and picture quality controls such as contrast, brightness and tint. The RealPlayer software is currently in version 7.0.

     Servers. Our server technology allows broadcasters and content providers to broadcast audio, video and other multimedia programming to large numbers of simultaneous users over varying Internet connections. We price our servers based on features and streaming capacity and offer a variety of server products to meet the varying needs and requirements of broadcasters and content providers. The RealServer line is currently in version 7.0, which has demonstrated significant improvements in scalability and reliability:

     RealServer Basic, available for free download, supports 25 concurrent users of live and on-demand multimedia broadcasts.

     RealServer Plus is designed for hobbyists and small- to medium-sized businesses. It supports 60 concurrent users, with additional administrative capabilities and content creation tools.

     The RealServer Professional is designed for use primarily by broadcasters, ISPs, distance learning providers and large websites. It supports large audiences via both unicast and IP multicast, and provides more advanced administrative features. Custom solutions are available. For example, we offer features that are designed and priced specifically for educational institutions or teachers, and features that enable ISPs to host the streaming media content of their customers.

     The RealServer Intranet is designed for corporate intranets. Popular applications include live executive broadcasts at company meetings, sales force training and enterprise learning.

     Optional RealServer Extensions include the Authentication Extension to help ensure site security or enable pay-per-view broadcasting and to support back-end credit card and transaction-processing systems; the Splitting Extension, which allows RealServer customers to create a distributed streaming media network; and the beta Advertising Extension, which enables in-stream advertising insertion and rotation.

     Tools. We offer a variety of products that improve the distribution and quality of customers' RealSystem G2 content and presentations. Our tools are offered both for download from the RealNetworks.com web site and in product bundles from third parties and include:

     RealProducer, available for free download, is our basic multimedia creation and publishing tool. The RealProducer line is currently in version 7.0 beta.

     RealProducer Plus is a more advanced tool that offers Web designers and production artists building RealSystem G2 presentations the ability to reach a wider audience and produce higher-quality content.

     RealProducer Pro is a professional solution designed for Web authors and production experts. It includes timeline-based features for creating synchronized multimedia templates for Synchronized Multimedia Integration Language (SMIL) and Hypertext Mark-up Language (HTML) layout and flexible compression control.

     RealSlideshow Basic, available for free download, allows a novice user to combine pictures with voice commentary and/or music, including MP3 support, to create a slide show experience on a Web site. The RealSlideshow line is currently in version 2.0.

     RealSlideshow Plus offers users additional features for slide show creation and dissemination, including built-in email, free images, and free slide show hosting with partner hosting providers.

     RealPresenter Basic, available for free download, integrates with Microsoft PowerPoint and allows users to easily turn PowerPoint slides into audio and video enhanced Web broadcasts for access by a workgroup. The RealSystem G2-compatible version of the RealPresenter line was co-developed with Intel and is now in its beta version 1.0.

     RealPresenter Plus offers users additional features and functionality, including free images, free hosting with partner hosting providers, and an integrated 25-stream RealServer Basic to enable desktop broadcasts to the Internet.

     RealSystem MP. RealSystem MP, introduced in May 1999 and based on the media delivery platform of RealSystem G2, is an open and extensible music management solution that provides consumers with a convenient method for recording, playing, organizing and acquiring music from the Internet and local digital sources.

     RealJukebox. Based on RealSystem MP (described in the Technology section below), RealJukebox is a complete digital music product that enables consumers to acquire, record, store, organize and play their personal music collections from a PC. Music is sorted by a number of categories, including artist, song title, genre and type of file, and consumers can create personal playlists by dragging and dropping songs. Consumers can acquire music for playback in the RealJukebox from a number of different sources, including free promotional music downloads, purchased Internet music downloads and music purchased through links to online music retailers. Consumers can also record CDs onto their hard disks at three to five times playback speed using their choice of several high-quality recording formats. RealJukebox plays back a number of high-quality digital audio formats, including RealAudio G2, MP3, Liquid Audio and a2b, and enables users to transfer their music to partner portable digital playback devices and other portable storage solutions. We offer RealJukebox for free from our website and bundling with third party products. We sell our premium RealJukebox Plus, which includes additional features such as a graphic equalizer and a higher MP3 encoding rate. Users with writable CD-ROM drives can also create their own custom CDs for personal use with RealJukebox Plus. The RealJukebox line is currently in Version 1, Update 1.

     RealStore. The RealStore is an online store for the sale of our own products and upgrades, as well as for third-party products and training products for use on corporate intranets. Through this distribution channel, we are able to offer a broad selection of products with little inventory risk or merchandising expense.

     Software Development Kits. RealNetworks makes available for free download and licensing to software developers two software development kits (known as SDKs) that allow developers to create new software products that are compatible with and complementary to RealSystem G2. The RealSystem G2 SDK describes programming interfaces and processes by which a developer may build plug-ins for the RealServer and RealPlayer. The RealProducer G2 SDK similarly describes interfaces and processes, and includes object code, which enables a developer to build a tool that encodes RealNetworks file formats.

     Take5. Introduced in November 1999, Take5 is the first daily programming service providing streaming media consumers who use the RealPlayer (version 7.0) with access to five top stories of the day in the entertainment, music, sports, comedy, and news categories. More than 100 media companies, including major broadcast and cable networks, provide the Internet programming highlighted by Take5. The content that appears on Take5 is selected daily by a RealNetworks editorial staff. Take5 programming may also be launched from the Real.com website.

     RealGuide. RealGuide, an integral part of the Real.com site, offers the ability to search for and locate multimedia content. RealGuide is a comprehensive directory that enables easy and personalized access to high-quality multimedia programming information available on the Internet. RealGuide provides viewers with one-click access to the day's top stories and programming from nearly 200 Channels and Stations.

     Real Broadcast Network. The Real Broadcast Network is our Internet broadcast service through which we provide hosting services on behalf of broadcasters and content providers. We provide full turnkey services, including the hardware, software, personnel, network connectivity and bandwidth necessary to enable businesses to deliver live and on-demand programming over the Internet. The Real Broadcast Network features a distributed multi-tier architecture designed to improve Internet broadcasts by routing consumers to the nearest broadcast hub on the Internet or within an Internet service provider. We believe the relationships we have formed with leading backbone providers and ISPs support and enhance the services we provide.

     Showcase Websites and Programming. In November 1999, we divided the RealNetworks company website in two, creating Real.com and RealNetworks.com. The Real.com site showcases and organizes an array of audio and video programming from across the Internet, and offers users a free, optional message service that directly notifies users on their desktops about new programming in their interest categories. Real.com, in conjunction with RealPlayer version 7.0 and Take5, comprises the Real.com Network. The RealNetworks.com site includes information for and downloads of RealNetworks products and services, corporate information, and special interest areas for RealNetworks partners and third party developers.

     In addition to these two main websites, we offer theme-oriented sites which organize streaming media programming for end users with specific media interests. LiveConcerts.com offers live and on-demand streamed music concerts and services such as up-to-date concert schedules. Film.com provides in-depth information about movies, including reviews and previews, as well as streaming media clips.

TECHNOLOGY

     Our media delivery solutions are designed to optimize the delivery of multimedia content over the Internet. Our solutions are based on open industry standards and work with a broad range of operating systems, hardware platforms, network environments and media types.

     RealSystem G2 Technology. RealSystem G2 is a streaming media platform based on advanced transmission technologies and protocols that address the inherent limitations of the Internet with respect to multimedia delivery. The following are key elements of our RealSystem G2 technology:

          - AutoUpdate, an automatic upgrade feature, notifies users and allows them to easily download new products and product upgrades as they become available.

          - SureStream transport technology enables reliable and continuous end-user playback by scaling dynamically to deliver high-quality RealAudio and RealVideo to users at the varying connection rates found under real-world network conditions. SureStream technology utilizes bi-directional communication that enables the server and player to communicate during transmission regarding the bandwidth and quality of the user's connection to optimize the transmission.

          - Buffering ensures continuous delivery by caching data packets and requesting retransmission of any missing packets.

          - Error-Mitigation reduces performance degradation by reconstructing lost data packets based on approximations regarding adjacent or closely related data packets.

          - Smart Networking allows a server to automatically select the appropriate transmission protocol depending on current network conditions and the presence of firewalls or proxies when streaming content to the player.

          - Video-Optimized Transmission incorporates technologies that reduce unnecessary repetition of redundant background data in neighboring video frames, and reduces the amount of video content being streamed if video performance is degraded during a given transmission. This technology instead focuses on maintaining the continuity of the audio stream, which is often more central to the user experience.

          - Advertising Application allows for the insertion of banner and streaming media advertising into streaming media content while seamlessly integrating with existing ad-serving software and solutions.

          - Cross-Platform Support ensures that our products operate across a disparate array of broadcast platforms, such as Alpha UNIX, FreeBSD, HP/UX, Linux, SCO Unix, SGI IRIX, Sun OS and Win32, Internet infrastructures and emerging clients, such as PCs, set-top boxes, portable devices and all popular browsers.

     RealSystem G2 builds on industry standards, implementing Real Time Streaming Protocol, a standard client/server protocol for streaming media. RealSystem G2 also supports SMIL, which enables rich, multi-screen content to be delivered over a typical modem connection. SMIL allows content creators to easily synchronize their media presentations with a wide range of media, including voice, music, visual effects, text and graphics, to produce audio-visual content using a simple text editor.

     RealSystem MP Technology. Building on the technology of RealSystem G2, we developed RealSystem MP, a complete digital music management solution. RealSystem MP uses an open and extensible architecture that supports a range of third party products and hardware devices, and can be integrated with various Internet services such as online music databases. Key features of RealSystem MP include:

          - Content insertion services that enable consumers to create and manage their own personal music database.

          - A secure plug-in interface that supports a variety of security initiatives, including IBM's electronic music management system, AT&T's a2b technology and Liquid Audio's technology.

          - File format support for popular music formats such as MP3, WAV, MIDI and our RealAudio G2 format.

          - Information services that provide access to information from an online music database, including track name, artist, album and genre.

          - Content extraction services that enable a range of devices and products, including portable digital devices, CD recorders, flash memory cards and high-capacity disks, to use the content and information in a user's personal music database.

          - Home networking services that enable the distribution of music throughout a home network.

     Technologies Enabling Large-Scale Delivery of Streamed Multimedia. Our splitter and caching technologies allow broadcasters to transmit large numbers of simultaneous streams using reduced bandwidth by sending a separate signal to multiple users through the same network links. Our splitter technology enables a host server to broadcast a signal to a set of servers distributed around a network. Those servers then transmit the signal to the end user, thereby minimizing the use of the network backbone and improving signal quality. We use this technology in the Real Broadcast Network and license it to other Internet broadcasters, ISPs and networks. The caching and proxy server technology we co-developed with Inktomi enables widespread and efficient distribution of multimedia content by moving the data closer to the end user. The RealProxy caching technology enables ISPs and backbone providers to greatly reduce bandwidth and infrastructure costs, and provides a more compelling experience for the user.

     Codecs. Our RealSystem G2 uses multiple compression/decompression algorithms (or codecs) to translate time-based, data-intensive content such as audio, video or animation data into discrete data packets and then broadcasts (or streams) the packets from a server to a client, our RealPlayer or the RealJukebox. The client then reassembles the packets in the correct order and allows a user to play back the streaming media content in real time without waiting to download. The compression process enables the data to be streamed to the player even in very low bandwidths (14.4 kbps) or congested network environments by reducing the amount of data to be streamed. We have licensed and integrated Intel's streaming Web video technology into RealSystem G2, enabling significantly faster video encoding than previous streaming media delivery systems and delivery of higher-image performance and quality to consumers. RealSystem MP, the platform on which the RealJukebox is built, allows support for audio formats such as RealAudio G2, MP3,

AT&T's a2b, IBM's EMMS, Liquid Audio, Mjuice and Windows Media Audio. With the exception of RealAudio G2, our codecs are based on licenses obtained from third parties.

RESEARCH AND DEVELOPMENT

     We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental streaming technology and strengthening our technological expertise. During the years ended December 31, 1999, 1998, and 1997, we expended approximately 29%, 34%, and 43% of our total net revenues on research and development activities. As of December 31, 1999, RealNetworks had 272 full-time employees, or approximately 42% of our work force, engaged in research and development activities.

SALES, MARKETING AND DISTRIBUTION

     We believe that any individual or company that desires to send, support or receive multimedia content over the Internet is a potential customer. To reach as many of these potential customers as possible, we sell our products and services through several distribution channels, both directly (over the Internet and through a sales force) and indirectly (through OEMs, VARs and other distributors). As of December 31, 1999, we had 241 full-time employees, or approximately 37% of our work force, engaged in sales and marketing activities.

     Electronic Commerce. Substantially all of the products we sell can be purchased and delivered directly from our websites. Our websites provide us with a low-cost, globally accessible sales channel that is available 24 hours per day, seven days per week on a world wide basis.

     Direct Sales Force. Our direct sales force primarily markets and sells our server products to corporate customers. We also have an advertising sales force that markets and sells advertising on our websites and within the media streams that we host on behalf of our corporate customers. We have subsidiaries in Japan, the United Kingdom, France and Germany, and offices in several other countries, which market and sell our products outside the United States.

     OEMs AND VARs. We have entered into various distribution relationships with third parties pursuant to which our products and technologies are incorporated into, bundled with or offered with third-party products for delivery by the third party to end users.

     Sales Through Other Distributors. We sell our software systems and services to other distributors, including content aggregators, ISPs and other hosting providers that redistribute or provide end users access to our streaming technology from their websites and systems. We have agreements with owners of many popular websites and software companies to distribute our products as a click-through or to bundle our RealPlayer G2 into their applications and software.

     Real Developer Program. In August 1999 we transitioned our Real Developer Program into the more comprehensive RealPartner Program, which provides development tools, training and technical assistance, and marketing opportunities to individuals and companies who work with our streaming media technology. Members of the program include independent software vendors, who are creating and marketing RealAudio-or RealVideo-enabled software or hardware products; professional services agencies that are are building interactive, mutlimedia-rich websites for clients; VARs who resell RealNetworks products stand-alone or as a part of a custom, integrated system; and ISP hosting providers who own RealServers and offer streaming media hosting to their customers. There are more than 700 members in the RealPartner Program.

     Marketing Programs. Our marketing programs are aimed at increasing brand awareness, stimulating market demand and educating potential customers about the economic opportunities in delivering multimedia content over the Internet. We have a number of marketing initiatives, including:

     - Showcasing our various products and solutions in trade shows, conferences and seminars.

     - Providing product-specific information through our websites.

     - Promoting and co-promoting special events with our broadcast partners.

     - Advertising products and services in print and electronic media.

     - Sponsoring our annual RealNetworks Conference.

CUSTOMERS

     Our customers include businesses and consumers located throughout the world. Sales to customers outside the United States, primarily in Asia and Europe, were approximately 23%, 22%, and 24% of total net revenues, excluding revenues from the Microsoft license agreement, in the years ended December 31, 1999, 1998, and 1997. Software license fees under a license agreement with Microsoft accounted for approximately 8%, 15%, and 13% of total net revenues for the years ended December 31, 1999, 1998, and 1997.

CUSTOMER SUPPORT

     Our customers have a choice of support options depending on the level of service desired and the nature of the products acquired. Customer support is provided by our customer relations department and third-party contractors. Customers can access a technical support hotline to answer inquiries or initiate e-mail inquiries. We also provide an online database of technical information for customer self-service. As of December 31, 1999, we employed 24 full-time technical and customer support representatives, approximately 4% of our work force, to respond to customer requests for support.

COMPETITION

     The market for software and services for media delivery over the Internet is relatively new, constantly changing and intensely competitive. As media delivery evolves into a central component of the Internet experience, more companies are entering the market for, and expending increasing resources to develop, media delivery software and services. We expect that competition will continue to intensify. Negative competitive developments could hurt our business and the trading price of our stock.

     Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services are entering the market all the time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology franchise. Price concessions or the emergence of other pricing or distribution strategies of competitors may diminish our revenues, impact our margins or lead to a reduction in our market share, any of which will harm our business.

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

     - the ability to license and support popular and emerging media formats for digital media delivery, particularly music and video, in a market where competitors may control the intellectual property rights for these formats;

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

     Media Technologies. Microsoft is a principal competitor in the development and distribution of streaming media and media distribution technology. Microsoft currently competes with us in the market for streaming media server and player software and has announced its intent to compete in the market for digital distribution of media. Microsoft's commitment to and presence in the media delivery industry has increased and Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

     Microsoft distributes its competing streaming media server and tools products by bundling them with its Windows NT servers at no additional charge and by making them available for download from its website for free. While we also provide free downloads of certain of our products, including players, servers and tools, Microsoft's practices have caused, and may continue to cause, pricing pressure on our products. These practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution and bundling contracts for its streaming media products with third parties such as Internet service providers (ISPs), online service providers, content providers, entertainment companies, media companies, broadcasters, value added resellers (VARs) and original equipment manufacturers (OEMs), including third parties with whom we have relationships. In addition, Microsoft has invested significant sums of money in certain of our current and potential customers, and we expect this trend to continue, which may cause such customers to stop using or reduce their use of our products and services. Such arrangements, together with Microsoft's aggressive marketing of Windows NT and of its streaming media products, may reduce our share of the streaming media market.

     Microsoft's Windows Media Player competes with our RealPlayer products. The Windows Media Player is available for download from Microsoft's website for free, and is bundled by Microsoft with its Windows 98 operating system and with its Web browser, Internet Explorer. In addition, Microsoft has bundled certain audio capabilities into a radio toolkit for Internet Explorer 5.0, its latest Web browser. Internet Explorer 5.0 includes Web Events, which provides links to multimedia content on the Internet, especially content in Microsoft's streaming or digital media formats. We expect the Windows Media Player to be bundled with new versions of Windows to be released this year. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating system and its browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users to its streaming or digital media products. Currently, our RealPlayer has a high degree of market penetration: we have over 95 million unique registered users and estimate that more than 85% of all Web pages that use streaming media do so using our technology. Our market position will be difficult to sustain, particularly in light of Microsoft's efforts and dominant position in operating systems. In addition, Microsoft has invested in certain digital distribution technologies that compete with RealJukebox, such as the MusicMatch Jukebox. Microsoft bundles the MusicMatch Jukebox with the Microsoft Windows 98 Second Edition operating system. The MusicMatch Jukebox supports the Windows Media format, but not RealSystem G2 format. We also expect Microsoft to develop its own jukebox product or bundle jukebox capabilities into the Windows Media Player. Microsoft also supports and promotes other third party products competitive to our products. We expect Microsoft and other competitors to devote significantly greater resources to product development in the jukebox and digital media categories. In addition, it may be difficult or impossible for us to license the Windows Media formats and other popular third party codec technology for use in our RealPlayer and RealJukebox products on terms equivalent to those offered to our competitors who do support the Windows Media format, which may harm the demand for and market for the RealPlayer and RealJukebox products.

     In addition, Microsoft competes with us to attract broadcasters of high quality or popular content to promote and deliver such content in Microsoft's formats, in some cases on an exclusive or preferential basis. We believe that Microsoft's commitment to and presence in the media delivery industry has increased and that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

     In addition to Microsoft, we face increasing competition from other companies that are developing and marketing streaming media products. Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and has made available free source code to the server under the conditions of Apple Computer's end user license agreement. We expect that Apple Computer will devote more resources to developing and marketing streaming media systems, and will seek to compete more vigorously with us in the marketplace. Other competitors include, but are not limited to, Cisco Systems/Precept Software, PictureTel/Starlight Networks and Oracle Corporation. Companies such as AOL and Yahoo! and many smaller competitors offer various products that compete with other player and jukebox products. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage.

     We do not believe that clear standards have emerged with respect to non-PC wireless and cable-based systems. Likewise, no one company has gained a dominant position in the mobile device market. However, certain products and services in these markets support our technology, and certain support our competitors' technology, especially Microsoft, which can use its monopoly position in the operating system business and other financial resources to gain access to these markets, potentially to the exclusion of us. Other companies' products and services or new standards may emerge in any of these areas, which could reduce demand for our products or render them obsolete.

     In addition, our streaming media and media delivery products face competition from "fast download" media delivery technologies such as AVI, QuickTime and MP3. Other fast download or non-streaming IP-based content distribution methods are likely to emerge and could compete with our products and services, which could harm our business.

     Media Hosting. Our media hosting service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting services. These companies include Yahoo! Broadcast Services (formerly Broadcast.com), Akamai/Intervu and emerging broadcast networks such as CMGI's Magnitude Network, Enron Communications, Global Media and Microcast. We may not establish or sustain our competitive position in this market segment. Some media hosting competitors are also customers on whom we rely to help drive product download traffic to our website through their broadcast events. We also sell servers and tools to competitors that compete with Real Broadcast Network. As our relationship becomes more competitive, such companies may choose to purchase less or more of our products or services. Microsoft does not currently offer its own media hosting services, but it does own investments in competitive hosting services and it encourages customers who use Microsoft technology to use hosting services that compete with Real Broadcast Network.

     Website Destinations, Content and Advertising. While Internet advertising revenues across the industry continue to grow, the number of websites competing for advertising revenues is also growing. Our websites, including Real.com, RealNetworks.com, Film.com and LiveConcerts.com, compete for user traffic and Internet advertising revenues with a wide variety of websites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft's Web Events, compete with our RealGuide. We also compete with traditional media such as television, radio and print for a share of advertisers' total advertising budgets. Our advertising sales force and infrastructure are still in early stages of development relative to those of our competitors. We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract new customers, or if we lose website traffic, our business could be harmed.

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

GOVERNMENT REGULATION

     We are not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses, although certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Few existing laws or regulations specifically apply to the Internet. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet. These laws may relate to areas such as content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, encryption, use of key escrow data, caching of content by server products, electronic authentication or "digital signatures," personal privacy, advertising, taxation, electronic commerce liability, e-mail, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, and state governments may impose regulations in addition to, inconsistent with or stricter than federal regulation, thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may therefore harm our business.

     We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

     - limit the growth of the Internet;

     - create uncertainty in the marketplace that could reduce demand for our products and services;

     - increase our cost of doing business;

     - expose us to significant liabilities associated with content available on our websites or distributed or accessed through our products or services, with our provision of products and services, and with the features or performance of our products and websites;

     - lead to increased product development costs or otherwise harm our business; and

     - decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

INTELLECTUAL PROPERTY

     As of January 31, 2000, we had 29 registered U.S. trademarks or service marks, and had applications pending for an additional 45 U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word "Real" (such as RealSystem, RealAudio and RealVideo). We are aware of other companies that use "Real" in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word "Real" for all goods and services. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in such jurisdictions.

     As of January 31, 2000, we had 11 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are preparing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties. In addition, others could independently develop substantially equivalent intellectual property.

     Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of their intellectual property rights, especially patents. If a blocking patent has issued or issues in the future, we would need to either obtain a license or design around the patent. We may not be able to obtain such a license on acceptable terms, if at all, or design around the patent. As with other software products, our products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult.

     To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. These efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology, or may not prevent the development and design by others of products or technologies similar to or competitive with those we develop.

EMPLOYEES

     At December 31, 1999, RealNetworks had 647 full-time employees and 1 part-time employee, 557 of whom were based at RealNetworks' executive offices in Seattle, Washington, 52 of whom were based at RealNetworks' offices in Japan, England, France, Canada, Germany, Brazil, Mexico or Australia and 39 of whom were sales personnel based at other locations. None of RealNetworks' employees is subject to a collective bargaining agreement, and RealNetworks believes that its relations with its employees are good.

POSITION ON CHARITABLE RESPONSIBILITY

     RealNetworks is strongly committed to charitable responsibility, as evidenced by its donations of software to charitable organizations. For the quarter and year ended December 31, 1999, RealNetworks was profitable and accrued 5% of quarterly net income for charitable donation. If RealNetworks achieves sustained profitability, it intends to donate approximately 5% of its annual pre-tax net income to charitable organizations. RealNetworks hopes to encourage employee giving by using a portion of its intended contribution to match charitable donations made by employees.

ITEM 2. PROPERTIES

     RealNetworks leases its corporate headquarters which are located in Seattle, Washington. The lease commenced on April 1, 1999 and expires on April 1, 2011, with an option to renew for either a three- or a ten-year period. RealNetworks is currently leasing approximately 179,000 square feet at an average monthly rent of approximately $255,000, and will be leasing approximately 87,000 square feet of additional space in stages during 2000 through 2001, at an average additional monthly rent of approximately $144,000.

ITEM 3. LEGAL PROCEEDINGS

     In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against us and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas -- Dallas Division. The plaintiffs allege that we, individually and in combination with Broadcast.com, infringe on the plaintiffs' patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin us from our alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. Although we can give no assurance as to the outcome of this lawsuit, we believe that the allegations in this action are without merit, and we intend to vigorously defend ourselves against these claims. We may be required to indemnify Broadcast.com under the terms of our license agreement with it. The plaintiffs filed a similar claim based on the same patent and seeking similar remedies as a separate lawsuit against Microsoft and Broadcast.com in the same court. The court has consolidated the lawsuit against Microsoft and Broadcast.com with the lawsuit against RealNetworks and Broadcast.com. If the plaintiffs prevail in their claims, we could be required to pay damages or other royalties, in addition to complying with injunctive relief, which could have a material adverse effect on our operating results.

     On July 29, 1998, Left Bank Management, Inc. filed a lawsuit against us in the U.S. District Court for the Western District of Washington. The plaintiff alleges that we entered into an oral agreement with it in 1995 pursuant to which the plaintiff claims it is entitled to 30% of our revenues from the use of RealAudio technology to promote, sample or sell music. The plaintiff claims breach of contract, unjust enrichment, promissory estoppel and breach of implied-in-fact contract. We have denied each of the plaintiff's claims. In response to our motion to dismiss, the plaintiff withdrew its claim for breach of fiduciary duty. Trial is currently set for June 2000. Although no assurance can be given as to the outcome of this lawsuit, we believe the allegations in this action are without merit, and we intend to vigorously defend ourselves against these claims. If the plaintiffs prevail in their claims, we could be required to pay damages which could have a material adverse effect on our operating results.

     In response to various news reports relating to RealNetworks' privacy practices, between November 1999 and March 2000, a total of fourteen purported class action lawsuits were filed against us in state and/or federal courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs in federal court in Pennsylvania and in Illinois state court have voluntarily dismissed their lawsuits in response to our motions to compel arbitration of the claims under the terms of our End User License Agreements. The remaining twelve actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of the RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. We have filed various answers denying the claims and have filed suit in Washington state court to compel the plaintiffs who have filed actions in Texas, California and Illinois state courts to arbitrate their claims as required by our End User License Agreements. On February 10, 2000, the federal district court for the Northern District of Illinois granted our motion to stay the court proceedings in that case because the claims are subject to arbitration under our End User License Agreements. Also on that date, the federal Judicial Panel on Multidistrict Litigation transferred all federal cases pending at that time to the federal court in Illinois that has ruled that the claims are arbitrable. Plaintiffs in the transferred federal cases are seeking to overturn the district court's ruling that the claims must be arbitrated. Although we can give no assurance as to the outcome of this lawsuit, we believe that the allegations in these actions are without merit, and we intend to vigorously defend ourselves against these claims. If the plaintiffs prevail in their claims, we could be required to pay damages or other penalties, in addition to complying with injunctive relief, which could have a material adverse effect on our operating results.

     From time to time we are, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force us to spend significant financial and managerial resources. We currently have several claims threatened against us relating to patent infringement, though we believe they are without merit. We currently are not aware of any legal proceedings or claims that we believe will have, individually or taken together, a material adverse effect on our business, prospects, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of RealNetworks' shareholders during the fourth quarter of its fiscal year ended December 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of RealNetworks are elected annually at the meeting of the Board of Directors held in conjunction with the annual meeting of shareholders. The following are the current executive officers of RealNetworks:

      NAME               AGE                             POSITION
      ----               ---                             --------
Robert Glaser..........  38     Chairman of the Board, Chief Executive Officer and
                                Treasurer
Thomas Frank...........  36     Chief Operating Officer
Phillip Barrett........  46     Senior Vice President -- Media Technologies

Paul Bialek............  40     Senior Vice President -- Finance and Operations and Chief
                                Financial Officer
Maria Cantwell.........  41     Senior Vice President -- Consumer and E-Commerce

Len Jordan.............  33     Senior Vice President -- Media Systems
Martin Plaehn..........  42     Senior Vice President -- Media Systems

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

     THOMAS FRANK has served as Chief Operating Officer since September 1999. From January 1999 to September 1999, Mr. Frank served as Senior Vice
President -- Programming and Media Publishing of RealNetworks. From January 1995 to December 1998, Mr. Frank served as Senior Vice President of Dick Clark Productions, responsible for television program development and production. From 1992 to December 1995, Mr. Frank served as Vice President, Television Programming for The Leo Burnett Company, and was responsible for client sponsored programming. Mr. Frank previously held positions with Carolco Television and Proctor & Gamble Company. Mr. Frank holds a B.A. in English Literature from the University of Cincinnati.

     PHILLIP BARRETT has served as Senior Vice President -- Media Technologies of RealNetworks since July 1998. From January 1997 to July 1998, Mr. Barrett served as Senior Vice President -- Media Systems of RealNetworks, and from November 1994 to January 1997 he served as Vice President -- Software Development. From March 1986 to October 1994, Mr. Barrett was a Development Group Manager at Microsoft, where he led development efforts for Windows 386, Windows 3.0 and Windows 3.1. Mr. Barrett holds an A.B. in Mathematics from Rutgers University and an M.S. in Computer Sciences from the University of Wisconsin, Madison.

     PAUL BIALEK has served as Senior Vice President -- Finance and Operations and Chief Financial Officer of RealNetworks since June 1998. From March 1997 to June 1998, Mr. Bialek was Chief Financial Officer and Vice President of Finance and Operations with Metapath Software Corporation, a provider of operational support systems for telecommunications companies, marketing analysis and service providing systems. From 1993 to March 1997, Mr. Bialek was Chief Financial Officer and Vice President of Finance and Administration for Edmark Corporation, a developer and publisher of multimedia educational software products. Mr. Bialek started his career at KPMG LLP where he was employed in a variety of positions for 11 years. Mr. Bialek holds a B.A. in Business Administration from Seattle University and is a Certified Public Accountant.

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

     MARTIN PLAEHN has served as Senior Vice President -- Media Systems since September 1999. From April 1996 to August 1999, Mr. Plaehn served as President of Viewpoint Digital and its Chairman and CEO until its acquisition by Computer Associates in October 1998. From 1990 to 1996, Mr. Plaehn served as Executive Vice President of Business and Product Development and was a member of the Board of Directors of AliasXWavefront, a subsidiary of Silicon Graphics. Mr. Plaehn started his career as software developer at General Atomic Company in 1978, ISSCO Graphics in 1980, and Template Graphics Software from 1982 to 1990. Mr. Plaehn holds a B.A. degree from the University of California San Diego and is a graduate of UCSD's Executive Program for Scientists and Engineers.

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

                                                     HIGH       LOW
                                                    -------    ------
Year Ended December 31, 1999
First Quarter.....................................  $36.375      9.00
Second Quarter....................................   65.938    25.500
Third Quarter.....................................   54.750    27.531
Fourth Quarter....................................   93.000    43.875

                                                     HIGH       LOW
                                                    -------    ------
Year Ended December 31, 1998
First Quarter.....................................  $ 7.438     3.375
Second Quarter....................................    9.859     4.984
Third Quarter.....................................   12.063     3.813
Fourth Quarter....................................   12.438     5.531

     The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future.

     As of March 20, 2000, there were approximately 649 holders of record of the Company's common stock. Most shares of the Company's common stock are held by brokers and other institutions on behalf of shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

     Between October 1, 1999 and December 31, 1999, RealNetworks issued unregistered securities as follows:

     (1) A warrant for the purchase of an aggregate of 3,500 shares of Common Stock was issued to one entity in December 1999 for promotional consideration.

     No underwriters were engaged in connection with this issuance. The transaction noted above was made in reliance upon the exemption from registration provided by either Section 3(b) or 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this Item is incorporated herein by reference to the information contained in the "Selected Consolidated Financial Data" section of the Company's 1999 Annual Report to Shareholders, which section is included in Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference to the information contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 1999 Annual Report to Shareholders, which section is included in Exhibit 13.1 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and change in the market values of its investments.

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term investment portfolio. The Company does not hold derivative financial instruments or equity investments in its short-term investment portfolio. The Company's cash equivalents and short-term investments consist of high quality securities, as specified in the Company's investment policy guidelines. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future interest income may be adversely impacted due to changes in interest rates. In addition, the Company may incur losses in principal if it is forced to sell securities which have declined in market value due to changes in interest rates. Because the Company has historically held its short-term investments until maturity and the substantial majority matures within one year of purchase, the Company would not expect its operating results or cash flows to be significantly impacted by a sudden change in market interest rates.

     Investment Risk. As of December 31, 1999, the Company had an investment in voting capital stock of a privately-held, technology company for business and strategic purposes. This investment is included in other assets and is accounted for under the cost method since ownership is less than 20% and the Company does not have significant influence. The securities do not have a quoted market price. The Company's policy is to regularly review the operating performance in assessing the carrying value of the investment.

     The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated herein by reference to the " Consolidated Financial Statements" section of the Company's 1999 Annual Report to Shareholders, which section is included in Exhibit 13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is contained in part in the sections captioned "Board of Directors-Nominees for Director," "Board of Directors -- Continuing Directors Not Standing for Election This Year," "Board of Directors -- Contractual Arrangements" and "Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on June 2, 2000, and such information is incorporated herein by reference.

     The remaining information required by this Item is set forth as Item 4A in
Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on June 2, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained in the sections captioned "Voting Securities and Principal Holders" of the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on June 2, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Voting Securities and Principal Holders -- Certain Transactions" of the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on June 2, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:

       Consolidated Statements of Operations and Comprehensive Income
       (Loss) -- Years ended December 31, 1999, 1998 and 1997

       Consolidated Balance Sheets -- December 31, 1999 and 1998

       Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

       Independent Auditors' Report

       Report of Management

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

(b) REPORTS ON FORM 8-K

     None.

(c) EXHIBITS

     The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

EXHIBIT NO. 2: PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
  LIQUIDATION OR SUCCESSION
    2.1    Agreement and Plan of Merger among RealNetworks, Vivo
           Software, Inc. and RN Acquisition Corp. dated as of February
           20, 1998 (incorporated by reference from Exhibit 2.1 to
           RealNetworks' Current Report on Form 8-K filed with the
           Securities and Exchange Commission on April 8, 1998)
    2.2    Agreement and Plan of Merger by and among RealNetworks, Xing
           Technology Corporation, XTC Acquisition Corp. and certain shareholders of Xing dated as of April 12, 1999
           (incorporated by reference from Exhibit 2.1 to RealNetworks'
           Quarterly Report on Form 10-Q for the quarterly period ended
           March 31, 1999 filed with the Securities and Exchange
           Commission on May 17, 1999)
    2.3    Amendment No. 1 to Agreement and Plan of Merger among
           RealNetworks, Xing Technology Corporation, XTC Acquisition
           Corp. and certain shareholders of Xing dated as of July 28, 1999 (incorporated by reference from Exhibit 2.2 to RealNetworks' Current Report on Form 8-K filed with the
           Securities and Exchange Commission on August 23, 1999)
    2.4 Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Varsity Acquisition Corp., NetZip, Inc., certain shareholders of NetZip, Inc. and ChaseMellon
           Shareholder Services, L.L.C., dated as of January 25, 2000
           (incorporated by reference from Exhibit 2.1 to RealNetworks'
           Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2000)

EXHIBIT NO. 3: ARTICLES OF INCORPORATION AND BYLAWS
    3.1 Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks' Quarterly
           Report on Form 10-Q for the quarterly period ended September
           30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)
    3.2    Designation of Rights and Preferences of Series A Preferred
           Stock (incorporated by reference from Exhibit A to the Shareholder Rights Plan dated December 4, 1998 between
           RealNetworks and ChaseMellon Shareholder Services, L.L.C., filed as Exhibit 1 to RealNetworks' Registration Statement on Form 8-A12G filed with the Securities and Exchange
           Commission on December 14, 1998)
    3.3    Amended and Restated Bylaws (incorporated by reference from
           Exhibit 3.2 to RealNetworks' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)

EXHIBIT NO. 4: INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
    4.1    Shareholder Rights Plan dated as of December 4, 1998 between
           RealNetworks and ChaseMellon Shareholder Services, L.L.C.
           (incorporated by reference from Exhibit 1 to RealNetworks'
           Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on December 14, 1998)
    4.2    Amendment No. 1 dated as of January 21, 2000 to Shareholder
           Rights Plan between RealNetworks and ChaseMellon Shareholder
           Services, L.L.C. (incorporated by reference from Exhibit 1 to RealNetworks' Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on February 7, 2000)
    4.3    Third Amended and Restated Investors' Rights Agreement dated
           March 24, 1998 by and among RealNetworks and certain shareholders of RealNetworks (incorporated by reference from Exhibit 10.16 to RealNetworks' Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998)
    4.4    Investor Rights Agreement dated as of March 31, 1999 between
           RealNetworks and the former shareholders of Ultisoft, Inc.
           (incorporated by reference from Exhibit 4.4 to RealNetworks'
           Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 28, 1999 (File No.
           333-83939))
    4.5 Registration Rights Agreement dated as of December 2, 1999 by and among RealNetworks and BMG Music d/b/a BMG
           Entertainment North America
    4.6    Declaration of Registration Rights made as of January 25,
           2000 by RealNetworks for the benefit of the shareholders of NetZip, Inc.

EXHIBIT NO. 10: MATERIAL CONTRACTS

    EXECUTIVE COMPENSATION PLANS AND AGREEMENTS
    10.1 RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks' Registration
           Statement on Form S-8 filed with the Securities and Exchange
           Commission on September 14, 1998)
    10.2   RealNetworks, Inc. Amended and Restated 1996 Stock Option
           Plan (incorporated by reference from Exhibit 10.1 to RealNetworks' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)
    10.3 Vivo Software, Inc. 1993 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 to RealNetworks' Registration
           Statement on Form S-8 filed with the Securities and Exchange
           Commission on May 20, 1998)
    10.4 Form of Stock Option Agreement (incorporated by reference from Exhibit 10.4 to RealNetworks' Annual Report on Form
           10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999)
    10.5   1998 Employee Stock Purchase Plan, as amended and restated

    OTHER MATERIAL CONTRACTS
    10.6 Lease dated January 21, 1998 between RealNetworks as Lessee and 2601 Elliott, LLC (incorporated by reference from Exhibit 10.1 to RealNetworks' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 filed with the Securities and Exchange Commission on May 14, 1998)
    10.7   Agreement between Microsoft Corporation and RealNetworks on
           Media Streaming Technology dated June 17, 1997 (incorporated by reference from Exhibit 10.10 to Amendment No. 4 of RealNetworks' Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997
           (File No. 333-36553))

    10.8   Form of Director and Officer Indemnification Agreement
           (incorporated by reference from Exhibit 10.14 to Amendment
           No. 4 of RealNetworks' Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    10.9 Limited Proxy and Voting Agreement dated July 21, 1997 by and between RealNetworks and Microsoft Corporation
           (incorporated by reference from Exhibit 10.15 to Amendment
           No. 4 of RealNetworks' Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))
    10.10  Voting Agreement dated September 25, 1997 by and among
           RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit
           10.17 to Amendment No. 4 of RealNetworks' Registration
           Statement on Form S-1 filed with the Securities and Exchange
           Commission on November 20, 1997 (File No. 333-36553))
    10.11  Agreement dated September 26, 1997 by and between
           RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to Amendment No. 4 of RealNetworks'
           Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No.
           333-36553))
    10.12 Representative License Agreement -- License Agreement for the RealPlayer Plus (incorporated by reference from Exhibit
           10.21 to Amendment No. 4 of RealNetworks' Registration
           Statement on Form S-1 filed with the Securities and Exchange
           Commission on November 20, 1997 (File No. 333-36553))

EXHIBIT NO. 13: ANNUAL REPORT TO SECURITY HOLDERS
    13.1   Portions of the RealNetworks, Inc. 1999 Annual Report to
           Shareholders for the year ended December 31, 1999 incorporated by reference hereto and filed herewith

EXHIBIT NO. 21: SUBSIDIARIES OF THE REGISTRANT
    21.1   Subsidiaries of RealNetworks

EXHIBIT NO. 23: CONSENTS OF EXPERTS AND COUNSEL
    23.1   Consent of KPMG LLP

EXHIBIT NO. 24: POWER OF ATTORNEY
    24.1   Power of Attorney (included on signature page)

EXHIBIT NO. 27: FINANCIAL DATA SCHEDULE
    27.1   Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 28, 2000.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ ROBERT GLASER                     Chairman of the Board, Chief    March 28, 2000
-----------------------------------------------------  Executive Officer and Treasurer
                    Robert Glaser                       (Principal Executive Officer)
                                                       Senior Vice President, Finance
                                                           & Operations and Chief
                                                              Financial Officer

                   /s/ PAUL BIALEK                      (Principal Financial Officer    March 28, 2000
-----------------------------------------------------     and Principal Accounting
                     Paul Bialek                                  Officer)

                  /s/ EDWARD BLEIER                               Director              March 28, 2000
-----------------------------------------------------
                    Edward Bleier

                 /s/ JAMES W. BREYER                              Director              March 28, 2000
-----------------------------------------------------
                   James W. Breyer

                 /s/ BRUCE JACOBSEN                               Director              March 28, 2000
-----------------------------------------------------
                   Bruce Jacobsen

                 /s/ MITCHELL KAPOR                               Director              March 28, 2000
-----------------------------------------------------
                   Mitchell Kapor

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RealNetworks, Inc.:

     Under date of January 21, 2000, we reported on the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income
(loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which report is included in the 1999 annual report to shareholders of RealNetworks, Inc. These consolidated financial statements and our report thereon are incorporated by reference in the 1999 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington
January 21, 2000

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      REALNETWORKS, INC. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING     COSTS AND                     END OF
                  DESCRIPTION                     OF PERIOD      EXPENSES     DEDUCTIONS      PERIOD
                  -----------                     ----------    ----------    ----------    ----------
Year ended December 31, 1997:
  Valuation accounts deducted from assets
     Allowance for doubtful accounts receivable
       and sales returns........................    $  540        $2,294       $(1,848)       $  986

Year ended December 31, 1998:
  Valuation accounts deducted from assets
     Allowance for doubtful accounts receivable
       and sales returns........................       986         4,653        (4,295)        1,344

Year ended December 31, 1999:
  Valuation accounts deducted from assets
     Allowance for doubtful accounts receivable
       and sales returns........................     1,344         5,569        (4,931)        1,982

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   4.5    Registration Rights Agreement dated as of December 2, 1999 by and among RealNetworks and BMG Music d/b/a BMG
          Entertainment North America
   4.6    Declaration of Registration Rights made as of January 25,
          2000 by RealNetworks for the benefit of the shareholders of
          NetZip, Inc.
  10.5    1998 Employee Stock Purchase Plan, as amended and restated
  13.1    Portions of the RealNetworks, Inc. 1999 Annual Report to
          Shareholders for the year ended December 31, 1999
          incorporated by reference hereto and filed herewith
  21.1    Subsidiaries of RealNetworks
  23.1    Consent of KPMG LLP
  27.1    Financial Data Schedule