Form 10-Q
period 2000-03-31
REALNETWORKS INC
filed 2000-05-15
CIK 1046327

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

The number of shares of the registrant's Common Stock outstanding as of April 30, 2000 was 155,191,557.

                               REALNETWORKS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements ......................................................................   3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .....  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk ................................  39


PART II. OTHER INFORMATION

Item 1. Legal Proceedings .........................................................................  40

Item 2. Changes in Securities and Use of Proceeds .................................................  40

Item 6. Exhibits and Reports on Form 8-K ..........................................................  40

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)


                                                                    March 31,     December 31,
                                                                      2000            1999
                                                                    ---------     ------------
                                     ASSETS

Current assets:
     Cash, cash equivalents and short-term investments              $ 348,685         344,627
     Trade accounts receivable, net of allowances for doubtful
        accounts and sales returns                                      9,901           6,895
     Prepaid expenses and other current assets                          4,792           2,870
                                                                    ---------       ---------
        Total current assets                                          363,378         354,392

Equipment and leasehold improvements, at cost:
     Equipment and software                                            25,768          21,142
     Leasehold improvements                                            15,628          15,129
                                                                    ---------       ---------
        Total equipment and leasehold improvements                     41,396          36,271
     Less accumulated depreciation and amortization                    12,064          10,101
                                                                    ---------       ---------
        Net equipment and leasehold improvements                       29,332          26,170
                                                                    ---------       ---------
Goodwill, net                                                         127,352           6,920
Restricted cash equivalents                                            13,700          13,700
Other assets                                                           28,067           9,942
                                                                    ---------       ---------
        TOTAL ASSETS                                                $ 561,829         411,124
                                                                    =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $   7,681           6,305
     Accrued and other liabilities                                     30,479          26,944
     Deferred revenue, excluding non-current portion                   47,409          47,316
                                                                    ---------       ---------
        Total current liabilities                                      85,569          80,565
                                                                    ---------       ---------
Deferred rent                                                           1,603              --
Deferred revenue, excluding current portion                            11,761              --

Shareholders' equity:
     Preferred stock, $0.001 par value per share, no shares
       issued and outstanding
        Series A: authorized 200 shares                                    --              --
        Undesignated series: authorized 59,800 shares                      --              --
     Common stock, $0.001 par value per share
        Authorized 300,000 shares;  issued and outstanding
        154,402 shares in 2000 and 149,648 shares in 1999                 154             150
     Additional paid-in capital                                       642,362         366,177
     Deferred stock compensation                                     (125,352)             --
     Accumulated deficit                                              (53,686)        (34,865)
     Accumulated other comprehensive loss                                (582)           (903)
                                                                    ---------       ---------
        Total shareholders' equity                                    462,896         330,559
                                                                    ---------       ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 561,829         411,124
                                                                    =========       =========


      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                 Quarter Ended March 31,
                                                                                -------------------------
                                                                                  2000            1999
                                                                                ---------       ---------
      Net revenues:
          Software license fees                                                 $  34,103          17,837
          Service revenues                                                         11,018           5,249
          Advertising                                                               8,407           1,266
                                                                                ---------       ---------
              Total net revenues                                                   53,528          24,352
                                                                                ---------       ---------
      Cost of revenues:
          Software license fees                                                     4,348           2,857
          Service revenues                                                          2,585             920
          Advertising                                                               1,591             550
                                                                                ---------       ---------
              Total cost of revenues                                                8,524           4,327
                                                                                ---------       ---------
              Gross profit                                                         45,004          20,025
                                                                                ---------       ---------
      Operating expenses:
          Research and development (excluding non-cash stock based
           compensation of $17,755 in 2000 and $0 in 1999, included below)         11,620           7,601
          Sales and marketing (excluding non-cash stock based compensation
           of $866 in 2000 and $0 in 1999, included below)                         22,600          10,460
          General and administrative                                                6,933           3,207
          Goodwill amortization, acquisitions charges, and stock
             based compensation                                                    27,572             532
                                                                                ---------       ---------
              Total operating expenses                                             68,725          21,800
                                                                                ---------       ---------
              Operating loss                                                      (23,721)         (1,775)

      Other income, net                                                             4,900             717
                                                                                ---------       ---------
      Net loss                                                                  $ (18,821)         (1,058)
                                                                                =========       =========
      Basic and diluted net loss per share                                      $   (0.12)          (0.01)
                                                                                =========       =========
      Shares used to compute basic and
         diluted net loss per share                                               151,589         135,784

      Comprehensive loss:
         Net loss                                                               $ (18,821)         (1,058)
         Unrealized gain on short-term investments                                    381              --
         Foreign currency translation adjustment                                      (60)           (115)
                                                                                ---------       ---------
           Comprehensive loss                                                   $ (18,500)         (1,173)
                                                                                =========       =========


      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                         QUARTER ENDED MARCH 31,
                                                                        -------------------------
                                                                          2000            1999
                                                                        ---------       ---------
Net cash provided by operating activities                               $  23,132           6,193

Cash flows from investing activities:
     Purchases of equipment and leasehold improvements                     (4,417)         (7,496)
     Purchases of short-term investments                                  (85,376)        (25,244)
     Proceeds from sales and maturities of short-term
        investments                                                       103,859           8,144
     Purchase of investments                                              (17,997)             --
     Payment of acquisition costs                                          (3,018)             --
     Cash obtained through acquisition                                         73              --
                                                                        ---------       ---------
              Net cash used in investing activities                        (6,876)        (24,596)
                                                                        ---------       ---------
Cash flows from financing activities:
     Net proceeds from exercise
       of stock options                                                     6,299             842
                                                                        ---------       ---------
              Net cash provided by financing activities                     6,299             842
                                                                        ---------       ---------
Effect of exchange rate changes on cash                                      (395)           (116)
                                                                        ---------       ---------
              Net increase (decrease) in cash and cash equivalents         22,160         (17,677)
Cash and cash equivalents at beginning of period                          160,955          51,900
                                                                        ---------       ---------
Cash and cash equivalents at end of period                                183,115          34,223
Short-term investments at end of period                                   165,570          55,001
                                                                        ---------       ---------
Total cash, cash equivalents and short-term investments at end
   of period                                                            $ 348,685          89,224
                                                                        =========       =========


See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

        RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading provider of media delivery and digital distribution solutions designed for the Internet. The Company's solutions enable consumers to experience and content providers to deliver a broad range of multimedia content, including audio, video, text and animation. The Company pioneered the development and commercialization of "streaming media" systems that enable the creation, real-time delivery and playback of multimedia content. The Company extended its media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on personal computers and digital playback devices.

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

        These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        On April 27, 1999, the board of directors declared a 2-for-1 split of the Company's Common Stock in the form of a stock dividend. The stock split was effected on May 10, 1999. Also, on January 21, 2000, the board of directors declared a 2-for-1 split of the Company's Common Stock in the form of a stock dividend. The stock split was effected on January 28, 2000. Accordingly, the accompanying condensed consolidated financial statements and related notes thereto have been retroactively restated to reflect the stock splits.

        The condensed consolidated financial statements have been prepared to give retroactive effect to the merger with Xing Technology Corporation (Xing) on August 10, 1999. The condensed consolidated financial statements have been restated for all periods presented as if Xing and the Company had always been combined. Prior to the merger Xing operated on a June 30 fiscal year. The results of operations of Xing included herein have been restated to conform to the Company's December 31 fiscal year-end.

(c) Cash, Cash Equivalents and Short-Term Investments

        Cash, cash equivalents and short-term investments are comprised of the following:


                                               March 31, 2000    December 31, 1999
                                               --------------    -----------------
                                                       (in thousands)
        Cash and cash equivalents                 $183,115            160,955
        Short-term investments                     165,570            183,672
                                                  --------           --------
            Total cash, cash equivalents and
                 short-term investments           $348,685            344,627
                                                  ========           ========
        Restricted cash equivalents               $ 13,700             13,700
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

(d) Revenue Recognition

        The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

        Service revenues include payments under support and upgrade contracts and fees from consulting and streaming media content hosting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Other service revenues are recognized when the service is performed.

        Fees generated from advertising appearing on the Company's Web sites, and from advertising included in the Company's products, such as fees for distribution of RealChannels, LiveStations, and e-commerce and other links in the RealPlayer and RealJukebox, are recognized as revenue over the terms of the contracts. The Company may guarantee a minimum number of advertising impressions, click-throughs, or other specified criteria on the Company's Web sites or products for a specified period. To the extent these guarantees are not met, the Company defers recognition of the corresponding revenues until guaranteed delivery levels are achieved.

        In December 1998, the American Institute of Certified Public Accounts (AICPA) issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9), which amends certain elements of SOP 97-2, "Software Revenue Recognition" and is effective for fiscal years beginning after March 15, 1999. The Company adopted SOP 98-9 on January 1, 2000. The adoption of SOP 98-9 did not have a material effect on the Company's consolidated financial statements.

(e) Comprehensive Loss

        The Company's comprehensive loss for the quarter ended March 31, 2000 consisted of net loss, unrealized gains on short-term investments and the gross amount of foreign currency translation adjustments. The Company's comprehensive loss for the quarter ended March 31, 1999 consisted of net loss and the gross amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains on short-term investments was insignificant.

(f) Net Loss Per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common shareholders for the quarters ended March 31, 2000 and 1999, basic and diluted net loss per share are the same for those periods.

        Excluded from the computation of diluted net loss per share for the quarter ended March 31, 2000 are options and warrants to acquire approximately 39,392,000 shares of common stock with a weighted-average exercise price of $23.53. Also excluded are approximately 1,820,000 shares of common stock issued in the acquisition of NetZip, Inc., that are subject to repurchase by the Company at a nominal price in certain circumstances. Excluded from the computation of diluted net loss per share for the quarter ended March 31, 1999 are options and warrants to acquire approximately 36,008,000 shares of common stock with a weighted-average exercise price of $6.81. Such potentially dilutive securities were excluded, as their effects are anti-dilutive.

(g) Recent Accounting Pronouncements

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" FIN No. 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Company does not expect the adoption of FIN No. 44 to have a material impact on its consolidated financial statements.

        In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a Web site. The consensus is effective for Web site development cost in quarters beginning after June 30, 2000. The company has not yet determined the impact, if any, this Issue will have on its consolidated financial statements.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The adoption of SFAS 133 is not expected to have a material effect on the Company's consolidated financial statements.

        In December 1999, the United States Securities and Exchange Commission
(SEC) released Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," which was adopted by the Company on January 1, 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial statements.

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

        The Company's customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows (in thousands):

                                                     Quarter Ended
                                                       March 31,
                                                 --------------------
                                                   2000         1999
                                                 -------      -------
             North America                       $38,555       16,817
             Europe                                6,353        2,786
             Asia                                  4,852        1,975
             Rest of the world                     1,151          357
                                                 -------      -------
                Subtotal                          50,911       21,935
             Microsoft license revenue             2,617        2,417
                                                 -------      -------
                Total                            $53,528       24,352
                                                 =======      =======


Revenue from external customers by product type is as follows (in thousands):

                                                     Quarter Ended
                                                       March 31,
                                                 --------------------
                                                   2000         1999
                                                 -------      -------
             Media delivery license revenue      $31,486       15,420
             Media delivery service revenue       11,018        5,249
             Microsoft license revenue             2,617        2,417
             Advertising revenue                   8,407        1,266
                                                 -------      -------
                Total net revenues               $53,528       24,352
                                                 =======      =======

Long-lived assets by geographic location are as follows (in thousands):

                                            March 31,     December 31,
                                               2000          1999
                                            ---------     ------------
             United States                   $155,691        32,273
             Asia and rest of the world           665           446
             Europe                               328           371
                                             --------      --------
                Total                        $156,684        33,090
                                             ========      ========


NOTE 3 - ACQUISITIONS

NetZip, Inc.

        In January 2000, the Company completed its acquisition of NetZip, Inc. (NetZip), a Georgia corporation. NetZip is a developer and provider of Internet download management and utility software. As a result of the acquisition, NetZip became a wholly-owned subsidiary of RealNetworks and RealNetworks issued approximately 3,418,000 shares (including options to purchase shares) of its common stock in exchange for all of the outstanding shares of NetZip common stock and options to purchase NetZip common stock, but approximately 1,820,000 of those shares are subject to repurchase by the Company at a nominal price in certain circumstances. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of NetZip's operations are included in the Company's consolidated financial statements since the date of acquisition. The acquisition was valued at approximately $130 million, including transaction costs. The purchase price excludes approximately $144 million of the Company's common stock issued to former stockholders of NetZip which is subject to forfeiture over a period of 30 months beginning January 25, 2000.

A summary of the purchase price for the acquisition is as follows (in thousands):

Stock and stock options            $125,913
Direct acquisition costs              2,596
Accrued liabilities assumed             809
Other liabilities assumed               281
                                   --------
   Total purchase price             129,599
Stock based compensation not
  included in purchase price        143,973
                                   ========
   Total acquisition cost and
     value of common stock to be
     issued under compensation
     agreements                    $273,572
                                   ========


The purchase price was allocated as follows (in thousands):

Cash                               $     73
Other current assets acquired           440
Equipment                               324
Non-current assets acquired              15
Goodwill                            128,747
                                   ========
     Total                         $129,599
                                   ========

        Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed and is amortized using the straight-line method over its estimated life of three years. The value of the common stock issued to the former stockholders of NetZip is being amortized over the 30-month forfeiture period. The recognition of the expenses relatng to these amounts are shown below (in thousands):

Years ended December 31,         Goodwill            Stock Based
                               Amortization          Compensation          Total
                               ------------          ------------         --------
2000                              $ 39,968              95,647             135,615
2001                                42,916              40,877              83,793
2002                                42,916               7,449              50,365
2003                                 2,947                  --               2,947
                                  --------             -------             -------
                                  $128,747             143,973             272,720
                                  ========             =======             =======


For the quarters ended March 31, goodwill amortization and acquisition charges by acquisition are shown below (in thousands):

(in thousands)                  2000       1999
                                -----      -----
       Vivo (1998 acquisition) $  532        532
       NetZip                   8,419         --
                               ------      -----
                               $8,951        532
                               ======      =====


        In connection with the acquisition, the Company incurred approximately $6.1 million in acquisition-related expenditures, including $3.5 million of relocation payments and stay bonuses for former NetZip employees and $2.6 million in professional fees and other costs. As of March 31, 2000, approximately $3.0 million of these costs have been paid. The remaining costs are expected to be paid during 2000. The costs of the stay bonuses will be recognized over the related service period.

        The following table presents pro forma results of operations as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods represented, nor is it necessarily indicative of results that may occur in the future.

                                                                Quarter ended March 31,
                                                                -----------------------
                                                                  2000           1999
                                                                --------       --------
                                                                     (in thousands)
                    Total net revenue                           $ 54,498         25,597
                    Net loss                                    $(28,185)       (37,227)
                    Net loss per share - basic and diluted      $  (0.19)         (0.27)

Xing Technology Corporation

        In August 1999, the Company completed its acquisition of Xing Technology Corporation (Xing), a leading developer and provider of MP3 software. The acquisition was accounted for using the pooling-of-interests method of accounting, and accordingly, the accounts of Xing have been included with those of the Company for all periods presented.

Separate results for the combined entities for the quarter ended March 31, 1999 are as follows (in thousands):

Revenue
     RealNetworks, Inc.       $23,525
     Xing                         827
                              -------
                              $24,352
                              =======

Net income loss
     RealNetworks, Inc.       $  (736)
     Xing                        (322)
                              -------
                              $(1,058)
                              =======


        There were no significant intercompany transactions between the two companies and no significant conforming accounting adjustments.

Goodwill Amortization, Acquisition Charges and Stock Based Compensation

        Goodwill amortization, acquisition charges and stock based compensation is as follows:

                                                   Quarter ended March 31,
                                                   -----------------------
                                                      2000          1999
                                                   ---------      --------
                                                        (in thousand)
Goodwill Amortization and Acquisition Charges        $ 8,951        532
Stock Based Compensation                              18,621         --
                                                     -------        ---
     Total                                           $27,572        532
                                                     =======        ===

NOTE 4 - LITIGATION

        In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against the Company and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas--Dallas Division. The plaintiffs allege that the Company, individually and in combination with Broadcast.com, infringes on the plaintiffs' patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin the Company from its alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit, and intends to vigorously defend itself against these claims. The Company may be required to indemnify Broadcast.com under the terms of its license agreement. The plaintiffs filed a similar claim based on the same patent and seeking similar remedies as a separate lawsuit against Microsoft and Broadcast.com in the same court. The court has consolidated the lawsuit against Microsoft and Broadcast.com with the lawsuit against the Company and Broadcast.com. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other royalties, in addition to complying with injunctive relief, which could have a material adverse effect on the Company's operating results.

        On July 29, 1998, Left Bank Management, Inc. filed a lawsuit against the Company in the U.S. District Court for the Western District of Washington. The plaintiff alleges that the Company entered into an oral agreement with it in 1995 pursuant to which the plaintiff claims it is entitled to 30 percent of RealNetworks' revenues from the use of RealAudio technology to promote, sample or sell music. The plaintiff claims breach of contract, unjust enrichment, promissory estoppel and breach of implied-in-fact contract. The Company has denied each of the plaintiff's claims. In response to RealNetworks' motion to dismiss, the plaintiff withdrew its claim for breach of fiduciary duty. Trial had been set for June 2000. The parties have engaged in extensive settlement negotiations, and RealNetworks believes that a settlement of this action may be finalized in the near future. To allow the parties time to finalize such settlement, the Court, on its own motion, has dismissed this action without prejudice. Although no assurance can be given at this time as to the outcome of this lawsuit, and in the event that a settlement is not finalized between the parties and the action is reinstated RealNetworks intends to vigorously defend itself against these claims. If the plaintiffs prevail in their claims, the Company could be required to pay damages, which could have a material, adverse effect on the Company's operating results.

        Between November 1999 and March 2000, a total of fourteen purported class action lawsuits were filed against us in state and/or federal courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs in federal court in Pennsylvania and in Illinois state court have voluntarily dismissed their lawsuits in response to our motions to compel arbitration of the claims under the terms of our End User License Agreements. The remaining twelve actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. We have filed various answers denying the claims and have filed suit in Washington state court to compel the plaintiffs who have filed actions in Texas, California and Illinois state courts to arbitrate their claims as required by our End User License Agreements. On February 10, 2000, the federal district court for the Northern District of Illinois granted our motion to stay the court proceedings in that case because the claims are subject to arbitration under our End User License Agreements. Also on that date, the federal Judicial Panel on Multidistrict Litigation transferred all federal cases pending at that time to the federal court in Illinois that has ruled that the claims are arbitrable. Plaintiffs in the transferred federal cases are seeking to overturn the district court's ruling that the claims must be arbitrated. Although we can give no assurance as to the outcome of these lawsuits, we believe the allegations in these actions are without merit, and we intend to vigorously defend ourselves against these claims. If the plaintiffs prevail in their claims, we could be required to pay damages or other penalties, in addition to complying with injunctive relief, which could have a material adverse effect on our operating results.

        From time to time RealNetworks is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company currently has several claims threatened against it relating to patent infringement, though believes they are without merit. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

OVERVIEW

        RealNetworks is a leading provider of media delivery and digital distribution solutions designed for the Internet. Our solutions enable consumers to experience and content providers to deliver a broad range of multimedia content, including audio, video, text and animation. We pioneered the development and commercialization of streaming media systems that enable the creation, real-time delivery and playback of multimedia content. We believe that we have established a leadership position in the market for these systems. We have more than 115 million registered users of our RealPlayer product and believe that more than 85% of all streaming media Web pages utilize our technology. The broad acceptance of the Internet as a means of content delivery and consumption, combined with recent technological advances, has greatly increased the practicality and popularity of a number of new online media delivery formats. In response, we have extended our media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on PCs and digital playback devices.

        We were incorporated in February 1994 and were in the development stage until July 1995, when we released the commercial version of RealAudio Version 1.0, the first version of our RealPlayer products. From inception through December 31, 1995, our operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, conducting research and development, building the RealAudio brand and establishing the market for streaming audio. During 1996, we continued to invest heavily in research and development and marketing and in building our domestic and international sales channels and our general and administrative infrastructure. In August 1996, we began selling RealPlayer Plus, a premium version of our RealPlayer product. RealPlayer has always been available for download free of charge from our Web sites. In June 1997, we released the commercial version of RealVideo Version
4.0. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that included RealAudio and RealVideo technology. In November 1998, we released the commercial version of RealSystem G2, our latest generation media delivery system. In May 1999, we released RealSystem MP as well as a beta version of RealJukebox, a personal music management solution. In September 1999, we released RealSlideshow Plus, a complete streaming solution for sharing digital pictures over the Internet. Also in September, we released the commercial versions of RealJukebox and RealJukebox Plus. In November 1999, we released the beta version of RealPlayer 7.0 and introduced the new Real.com Network, which gives consumers the ability to find, organize and play audio and video on the Internet, including the Real.com Guide and Take 5, Real.com's new media programming guide. In December 1999, we introduced the gold version of RealPlayer 7.0, RealServer 7.0 and RealProducer 7.0, the latest advancements to RealSystem G2 as well as RealSlideshow 2.0, and RealSlideshow Plus 2.0, which allow consumers to share digital pictures with audio narration and music over the Internet. In March 2000, we introduced Real.com Games, which offers a new online, digital distribution model for high quality downloadable PC games.

We report revenues in three categories:

        - Software license fees, which include revenues from sales of our RealPlayer Plus, RealJukebox Plus, RealSlideshow Plus, Xing AudioCatalyst, Download Demon, RealServers and related authoring and publishing tools, sales of our products through OEM channels, and sales of third-party products.

        - Service revenues, which include support and maintenance services that we sell to customers who purchase our RealPlayer Plus, RealJukebox Plus, RealServers and tools products, broadcast hosting services we provide through our Real Broadcast Network, and consulting services we offer to our customers.

        - Advertising revenues, which are derived from the sale of advertising on our Web sites and the placement and distribution of RealChannels, LiveStations and advertising and promotional buttons and links included in the RealPlayer and the RealJukebox products.

        In March 1998, we acquired Vivo Software, Inc., a leading privately held developer of streaming media creation tools, in an acquisition accounted for using the purchase method of accounting.

        In August 1999, we acquired Xing Technology Corporation, a privately held provider of high performance, standards based digital audio and video encoding and decoding technology, including MP3 software. The transaction was accounted for using the pooling-of-interests method of accounting.

        All of our financial data presented in the consolidated financial statements and management's discussion and analysis of financial condition and results of operations have been restated to include the historical financial information of Xing as if it had always been a part of RealNetworks.

        Prior to the merger, Xing operated on a June 30 fiscal year. The results of Xing's operations have been restated to conform to RealNetworks' December 31 fiscal year-end.

        In January 2000, we acquired NetZip, Inc. a privately held developer and provider of Internet download management and utility software. The transaction was accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

        REVENUES

        Software License Fees. Software license fees were $34.1 million for the quarter ended March 31, 2000, an increase of 91% from $17.8 million in the comparable quarter of the prior year. The increase was due primarily to a greater volume of products sold as a result of growth in the demand for media delivery on the Internet. In addition, we introduced new products, including RealJukebox Plus and RealSlideshow Plus released in September 1999, and products associated with the NetZip acquisition in January 2000. Revenue also increased as a result of sales of our products to companies deploying content distribution networks. Software license fees for the quarter ended March 31, 2000 and 1999 included $2.6 million and $2.4 million, respectively, related to the Microsoft license agreement we entered into in June 1997.

        Service Revenues. Service revenues were $11.0 million for the quarter ended March 31, 2000, an increase of 110% from $5.2 million in the comparable quarter of the prior year. The increase was primarily attributable to a larger installed base of our server products and related increases in sales of support and upgrades, increases in consulting and Real Broadcast Network streaming media hosting services, increases in support and upgrades for the RealPlayer Plus and the introduction of support and upgrades for RealJukebox Plus.

        Advertising Revenues. Advertising revenues were $8.4 million for the quarter ended March 31, 2000, an increase of 564% from $1.3 million in the comparable quarter of the prior year. The increase in advertising revenues was due to increased traffic on our Web sites, the increased effectiveness of our advertising sales force that resulted in increased advertising sales and higher average advertising rates, and increased revenue associated with increased usage and distribution of RealChannels, LiveStations, search functionality, and other advertisements and promotional links included in the RealPlayer and RealJukebox products.

        Geographic Revenues. Excluding revenues from the Microsoft license agreement, international revenues represented 24% of total net revenues for the quarter ended March 31, 2000 and 23% of total net revenues for the quarter ended March 31, 1999. Revenues generated in Europe were 12% of total net revenues for the quarter ended March 31, 2000 and 13% of total net revenue for the quarter ended March 31, 1999 (excluding revenues from the Microsoft license agreement). Revenues generated in Asia and the rest of the world were 12% of total net revenues for the quarter ended March 31, 2000 and 11% of total net revenues for the quarter ended March 31, 1999 (excluding revenues from the Microsoft license agreement).

        COST OF REVENUES

        Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, and fees paid to third-party vendors for order fulfillment. Cost of software license fees was $4.3 million for the quarter ended March 31, 2000, an increase of 52% from $2.9 million in the comparable quarter of the prior year, but decreased as a percentage of software license fees to 13% from 16%. The increase in absolute dollars was due primarily to higher sales volumes. The decrease as a percentage of software license fees was due primarily to changes in the mix of products sold.

        Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and consulting services and expenses incurred in providing our streaming media hosting services. Cost of service revenues was $2.6 million for the quarter ended March 31, 2000, an increase of 181% from $0.9 million in the comparable quarter of the prior year, and increased as a percentage of service revenues to 23% from 18%. The increase in cost of service revenues was primarily due to increased staff and contract personnel needed to provide services to a greater number of customers, including consulting and streaming media hosting services, expansion of customer service and technical support into international regions, and support costs related to the introduction of RealJukebox.

        Cost of Advertising Revenues. Cost of advertising revenues includes personnel and related costs associated with development and maintenance of programming services, content creation and maintenance and fees paid to third parties for content included in our Web sites. Cost of advertising revenues was $1.6 million for the quarter ended March 31, 2000, an increase of 189% from $0.6 million in the comparable quarter of the prior year, but decreased as a percentage of advertising revenues to 19% from 43%. The increase in absolute dollars was primarily due to increases in the quality and quantity of content available on our Web sites, enhancements made to existing Web sites, and the addition of new Web sites. The decrease as a percentage of advertising revenues was due to greater economies of scale.

        Our gross margins may be adversely affected by the mix of distribution channels used and/or the mix of products sold.

        OPERATING EXPENSES

        Research and Development. Research and development expenses consist primarily of salaries and consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility is generally not established until substantially all development is complete. We believe that significant investment in research and development is a critical factor in attaining our strategic objectives and, as a result, we expect to increase research and development expenditures in future periods. Research and development expenses were $11.6 million for the quarter ended March 31, 2000, an increase of 53% from $7.6 million in the comparable quarter of the prior year. Such expenses decreased as a percentage of total net revenues to 22% from 31%. Research and development expenses were primarily related to the development of new technology and products, as well as enhancements made to existing products. The increase in absolute dollars was primarily due to increases in internal development personnel, consulting expenses and contract labor. The decrease in percentage terms was a result of revenues growing at a faster rate than expenses.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, sales commissions, consulting fees, tradeshow expenses, advertising costs and cost of marketing collateral. We intend to increase our branding and marketing efforts and, therefore, expect sales and marketing expenses to increase in future periods. Sales and marketing expenses were $22.6 million for the quarter ended March 31, 2000, an increase of 116% from $10.5 million in the comparable quarter of the prior year. Such expenses decreased as a percentage of total net revenues to 42% from 43%. The increase in absolute dollars was due to the expansion of our direct sales and marketing organization, the creation of additional foreign and domestic sales offices, increased advertising, and attendance at trade shows. The decrease in percentage terms was a result of revenues growing at a faster rate than expenses.

        General and Administrative. General and administrative expenses consist primarily of salaries and fees for professional services. We expect general and administrative expenses to increase as we expand our staff and incur additional costs related to growth of our business. General and administrative expenses were $6.9 million for the quarter ended March 31, 2000, an increase of 116% from $3.2 million in the comparable quarter of the prior year. These expenses as a percentage of total net revenues stayed consistent at 13% for both the quarter ended March 31, 2000 and 1999. The increase in absolute dollars was primarily a result of increased personnel and litigation defense costs.

Goodwill Amortization, Acquisition Charges and Stock Based Compensation

        In March 1998, we acquired Vivo Software, Inc. (Vivo), a developer of streaming media creation tools. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Vivo's operations are included in our consolidated financial statements since the date of acquisition.

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

        In August 1999, we acquired Xing Technology Corporation, a provider of high performance, standards based digital audio and video encoding and decoding technology, including MP3 software. We issued approximately 1,464,000 shares of our common stock in exchange for all outstanding shares of Xing stock. The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, the consolidated financial statements include the accounts of Xing for all periods presented.

        In January 2000, we acquired NetZip, Inc., (NetZip) a developer and provider of Internet download management and utility software. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of NetZip's operations are included in our consolidated financial statements since the date of acquisition. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of the acquisition. Of the total purchase price, $128.7 million was allocated to goodwill, and $0.9 million was allocated to tangible assets. Goodwill is amortized over its estimated life of three years.

        In connection with the acquisition, the Company incurred approximately $6.1 million in acquisition-related expenditures. These expenditures included $3.5 million in relocation payments and $2.6 million in professional fees and other costs. As of March 31, 2000, approximately $3.0 million of these costs had been paid. The remaining costs are expected to be paid during 2000.

        Also as part of the Company's acquisition of NetZip, the Company issued common stock to the former stockholders of NetZip. The common stock is subject to forfeiture over a period of 30 months beginning January 25, 2000. The value of $144 million is being amortized over the forfeiture period. Stock based compensation expense for the quarter ended March 31, 2000 was $18.6 million.

        OTHER INCOME, NET

        Other income, net consists primarily of earnings on our cash, cash equivalents and short-term investments. Other income, net was $4.9 million and $0.7 million for the quarters ended March 31, 2000 and 1999, respectively. The increase was primarily due to higher invested cash balances primarily as a result of our secondary public offering of common stock completed during the second quarter of 1999.

        INCOME TAXES

        At March 31, 2000, we had provided a full valuation allowance on our deferred tax assets because of uncertainties regarding recoverability.


LIQUIDITY AND CAPITAL RESOURCES


        Net cash provided by operating activities was $23.1 million and $6.2 million for the quarter ended March 31, 2000 and 1999, respectively. Net cash provided by operating activities for the quarter ended March 31, 2000 resulted primarily from income from operations of $8.8 million (excluding $27.6 million related to goodwill amortization, acquisition charges, and stock based compensation) an increase in deferred revenue of $11.6 million, an increase in accrued and other liabilities of $3.5 million, and depreciation of $1.9 million. This was partially offset by an increase in accounts receivable of $2.7 million. Net cash provided by operating activities for the quarter ended March 31, 1999 resulted primarily from an increase in current liabilities and the reported net loss excluding the non-cash charges associated with depreciation and amortization.

        Net cash used in investing activities was $6.9 million and $24.6 million for the quarter ended March 31, 2000 and 1999, respectively, and was primarily a result of net purchases of short-term investments and purchases of equipment and leasehold improvements.

        Net cash provided by financing activities was $6.3 million and $0.8 million for the quarter ended March 31, 2000 and 1999, respectively, and was a result of net proceeds from the exercise of stock options.

        At March 31, 2000, we had $348.7 million in cash, cash equivalents and short-term investments. As of March 31, 2000, our principal commitments consisted of obligations under operating leases. Since our inception, we have experienced a substantial increase in our capital expenditures to support expansion of our operations and information systems.

        In January 1998, we entered into a lease agreement for a new location for our corporate headquarters. The lease commenced on April 1, 1999 and expires on April 1, 2011, with an option to renew the lease for either a three-or ten-year period. We are funding the tenant improvements for our headquarters.

        We do not hold derivative financial instruments or equity securities in our short-term investment portfolio. Our cash equivalents and short-term investments consist of high quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio and requires that all investments mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase. Because we have historically held our fixed income investments until maturity, we would not expect our operating results or cash flows to be significantly affected by a sudden change in market interest rates on our securities portfolio.

        We conduct our operations in eight primary functional currencies: the United States dollar, the Japanese yen, the British pound, the French franc, the Euro, the Mexican peso, the Brazilian real and the German mark. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rates. We invoice our international customers primarily in U.S. dollars, except in Japan, where we invoice our customers primarily in yen. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2000 and 1999.

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

Microsoft Relationship

        In June 1997, we entered into a strategic agreement with Microsoft pursuant to which we granted Microsoft a nonexclusive license to certain substantial elements of the source code of our RealAudio/RealVideo Version 4.0 technology and related RealNetworks trademarks for a license fee of $30.0 million. We are recognizing revenue related to the agreement ratably over the three-year term of our ongoing obligations. In the quarter ending June 30, 2000 we will recognize the remaining deferred balance of this contract of $2.6 million. Microsoft may sublicense its rights to the licensed source code to third parties under certain conditions without further compensation to RealNetworks. Under certain conditions, if we license our source code to a third party, the agreement provides for a partial refund of the license fee paid by Microsoft, based on a declining scale over the three-year term of the agreement.

Year 2000 Compliance

        In order to minimize or eliminate the effect of the Year 2000 risk on our products, business systems and applications, we identified, evaluated, implemented and tested changes to our products, computer systems, applications and software necessary to achieve Year 2000 compliance. Our products, computer systems, and equipment successfully transitioned to the Year 2000 with no significant issues. We continue to monitor for latent problems that could surface at key dates or events in the future. We do not anticipate any significant problems related to these events. Total expenses related to Year 2000 compliance were not material.

FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

        You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT MAINTAIN PROFITABILITY

        We have incurred significant losses since our inception and we may never sustain or increase profitability. As of March 31, 2000, we had an accumulated deficit of approximately $53.7 million. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to maintain profitability. While we had net income in 1999, we may not continue our historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

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

        - our ability to retain existing customers, attract new customers and satisfy our customers' demands;

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

        - costs and effects related to the acquisition of businesses or technology and related integration; and

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

        Microsoft distributes its competing streaming media server and tools products by bundling them with its Windows NT servers at no additional charge and by making them available for download from its Web site for free. While we also provide free downloads of certain of our products, including players, servers and tools, Microsoft's practices have caused, and may continue to cause, pricing pressure on our products. These practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution and bundling contracts for its streaming media products with third parties such as Internet service providers (ISPs), online service providers, content providers, entertainment companies, media companies, broadcasters, value added resellers (VARs) and original equipment manufacturers (OEMs), including third parties with whom we have relationships. In addition, Microsoft has invested significant sums of money in certain of our current and potential customers, and we expect this trend to continue, which may cause such customers to stop using or reduce their use of our products and services. Such arrangements, together with Microsoft's aggressive marketing of Windows NT and of its streaming media products, may reduce our share of the streaming media market.

        Microsoft's Windows Media Player competes with our RealPlayer products. The Windows Media Player is available for download from Microsoft's Web site for free, and is bundled by Microsoft with its Windows 98 operating system and with its Web browser, Internet Explorer. Microsoft recently announced its plan to bundle the Windows Media Player with its Windows Millennium edition operating system, a significant focus of which will be media delivery. In addition, Microsoft has bundled certain audio capabilities into a radio toolkit for Internet Explorer 5.0. Internet Explorer 5.0 also includes Web Events, which provides links to multimedia content on the Internet, especially content in Microsoft's streaming or digital media formats. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating system and its browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users to its streaming or digital media products. Currently, our RealPlayer has a high degree of market penetration: we have over 115 million unique registered users and estimate that more than 85% of all streaming media Web pages use our technology. Our market position will be difficult to sustain, particularly in light of Microsoft's efforts and dominant position in operating systems. In addition, Microsoft has invested in certain digital distribution technologies that compete with RealJukebox, such as the MusicMatch Jukebox. The MusicMatch Jukebox supports the Windows Media format, but not RealSystem G2 formats. Microsoft has also released an early version of its own jukebox product incorporated into the Windows Media Player. Microsoft also supports and promotes other third party products competitive to our products. We expect Microsoft and other competitors to devote significantly greater resources to product development in the jukebox and digital media categories.

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

        In addition to Microsoft, we face increasing competition from other companies that are developing and marketing streaming media products. Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and has made available free source code to the server under the conditions of Apple Computer's end user license agreement. We expect that Apple Computer will devote more resources to developing and marketing streaming media systems, and will seek to compete more vigorously with us in the marketplace. Other competitors include, but are not limited to, Cisco Systems/Precept Software, and Oracle Corporation. Companies such as AOL and Yahoo! and many smaller competitors offer various products that compete with our player and jukebox products. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage.

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

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN OTHER PARTS OF OUR BUSINESS

        Media Hosting. Our media hosting service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting services. These companies include Yahoo! Broadcast Services (formerly Broadcast.com), Akamai/Intervu and emerging broadcast networks such as CMGI's Magnitude

Network, Enron Communications, GlobalMedia and Microcast. We may not establish or sustain our competitive position in this market segment. Some media hosting competitors are also customers on whom we rely to help drive product download traffic to our Web site through their broadcast events. We also sell servers and tools to companies that compete with Real Broadcast Network. As our relationship becomes more competitive, such companies may choose to purchase less or more of our products or services. Microsoft does not currently offer its own media hosting services, but it does own investments in competitive hosting services and it encourages customers who use Microsoft technology to use hosting services that compete with Real Broadcast Network.

        Web Site Destinations, Content and Advertising. While Internet advertising revenues across the industry continue to grow, the number of Web sites competing for advertising revenues is also growing. Our Web sites and the Real.com Network, including Real.com, RealNetworks.com, Real.com Guide, Take 5, Musicnet, Film.com and LiveConcerts.com, compete for user traffic and Internet advertising revenues with a wide variety of Web sites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft's Web Events, compete with our RealGuide. We also compete with traditional media such as television, radio and print for a share of advertisers' total advertising budgets. Our advertising sales force and infrastructure are still in early stages of development relative to those of our competitors. We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, or if we lose Web site traffic, our business could be harmed.

        Electronic Commerce. The electronic commerce features of our Web sites compete with a variety of other Web sites for consumer traffic. To compete successfully in the electronic commerce market, we must attract sufficient traffic to our Web sites by offering high-quality, competitively priced, desirable merchandise in a compelling, easy-to-purchase format. In addition, we must successfully leverage our existing user base to develop the market for our products and services. We may not compete successfully in the growing and rapidly changing market for electronic commerce. Our failure to do so could harm our business.

        Increased competition may result in price reductions, reduced margins, loss of customers, and a change in our business and marketing strategies, any of which could harm our business.

WE MAY NOT BE SUCCESSFUL IN THE MARKET FOR DOWNLOADABLE MEDIA AND LOCAL MEDIA DELIVERY

        In May 1999, we announced the RealSystem MP, a digital music architecture enabling integration with a wide range of Internet services and hardware devices. In May 1999, we released RealJukebox, our client software based on the RealSystem MP. These products represent an extension of our business into downloadable media and local media delivery, which is a substantial evolution from our historical focus on streaming media products and services. We do not yet know whether there is a sustainable market for products such as RealSystem MP and RealJukebox. Even if that market exists, we may be unable to develop a revenue model or sufficient demand to take advantage of the market opportunity.

        While over 25 million copies of RealJukebox have been downloaded since its beta release on May 3, 1999, and over 250,000 copies of RealJukebox Plus have been sold since its introduction in September 1999, it is too soon to determine if RealJukebox will be widely received in the marketplace. There are now a number of competitive products on the market that offer certain of the features that RealJukebox offers. These products include WinAmp Player, MusicMatch Jukebox, Liquid Audio Player and a2b Player. In addition, given the size and importance of the general market for music distribution, competitors will likely release products that directly compete with RealJukebox, which could harm our business. Even if RealJukebox achieves widespread market acceptance, it may not achieve a high level of use, which would lead to a low rate of upgrade sales and electronic commerce opportunities. Our inability to achieve widespread acceptance for RealSystem MP and RealJukebox or to create new revenue streams from new market segments could harm our business.

        We have announced that RealJukebox supports or will support a variety of audio formats, including RealAudio G2, MP3, Liquid Audio, Mjuice, Windows Media Audio, IBM's EMMS, and a2b. However, technical formats and consumer preferences evolve very rapidly, and we may be unable to adequately address consumer preferences or fulfill the market demand to the extent it exists.

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

        RealJukebox is intended to allow users of the product to acquire, record, play back and manage music for their personal use. It is possible for a user of RealJukebox to elect not to use the copyright-protection features it contains and then violate the intellectual property rights of artists and recording companies by engaging in an unauthorized distribution of music. The laws governing the recording, distribution and performance of digital music are new and largely untested. While we believe we have developed RealJukebox to comply with U.S. copyright laws, a court may find us in violation of these laws. Similar action or other litigation in the United States or abroad directed at us could harm our business, even if such litigation were entirely without merit. In addition, we may be required to pay royalties associated with the digital distribution and performance of music, which could adversely impact our financial results.

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

        In August 1999, we acquired Xing Technology Corporation, an MP3 software developer, in a transaction that was accounted for using the pooling of interests method of accounting. We may not be able to use the pooling of interests method of accounting for future acquisitions, which could result in the future incurrence of substantial expenses relating to the amortization of goodwill. In January 2000, we acquired NetZip, a developer and marketer of download management software, in a transaction that was accounted for using the purchase method of accounting. The NetZip transaction poses particular integration risks because NetZip has been based in Atlanta, Georgia, and we have relocated its operations to Seattle, Washington. We may not adequately integrate these or any future acquisitions.

WE RELY ON CONTENT PROVIDED BY THIRD PARTIES TO INCREASE MARKET ACCEPTANCE OF OUR PRODUCTS

        If third parties do not develop or offer compelling content to be delivered over the Internet, our business will be harmed and our products may not achieve or sustain broad market acceptance. We rely on third-party content providers, such as radio and television stations, record labels, media companies, Web sites and other companies, to develop and offer content in our formats that can be delivered using our server products and played back using our player products. While we have a number of short-term agreements with third parties to provide content from their Web sites in our formats, most third parties are not obligated to develop or offer content using our technology. In addition, some third parties have entered into and may in the future enter into agreements with our competitors, principally Microsoft, to develop or offer all or a substantial portion of their content in our competitors' formats. Microsoft has more resources to secure preferential and even exclusive relationships with content providers. There could be less demand for and use of our products if Microsoft or another competitor were to secure preferential or exclusive relationships with the leading broadcasters, record companies or Web sites. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats to encourage and sustain broad market acceptance of our products. Their failure to do so would harm our business.

        As we move into the market for digital distribution of media and local media playback, our success depends on the availability of third-party content, especially music, that users of our RealJukebox product can lawfully and easily access, record and play back. Our product may not achieve or sustain market acceptance if third parties are unwilling to offer their content for free download or purchase by users of RealJukebox. Current concerns regarding the secure distribution of music over the Internet are causing content owners to delay or refuse to make content available for distribution. Competitors could secure exclusive distribution relationships with such content providers, which would harm our business.

THE RATE STRUCTURE OF SOME OF OUR ADVERTISING AND SPONSORSHIP ARRANGEMENTS SUBJECTS US TO FINANCIAL RISK

        We generate advertising revenues in part through sponsored services and placements by third parties in our products and on our Web sites, in addition to banner advertising. We may receive sponsorship fees or a portion of transaction revenues in return for minimum levels of user impressions to be provided by us. These arrangements expose us to potentially significant financial risks in the event our usage levels decrease, including the following:

        - the fees we are entitled to receive may be adjusted downwards;

        - we may be required to "make good" on our obligations by providing alternative services;

        - the sponsors may not renew the agreements or may renew at lower rates; and

        - the arrangements may not generate anticipated levels of shared transaction revenues, or sponsors may default on the payment commitments in such agreements.

        Accordingly, any leveling off or decrease of our user base or the failure to generate anticipated levels of shared transaction revenues could result in a meaningful decrease in our revenue levels.

WE DEPEND ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US

        Our success substantially depends on the continued employment of our executive officers and key employees, particularly Robert Glaser, our chairman of the board and chief executive officer. The loss of the services of Mr. Glaser or any of our other executive officers or key employees could harm our business. Each of these individuals has acquired specialized knowledge and skills with respect to RealNetworks and its operations. As a result if certain individuals were to leave RealNetworks, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Several of our personnel have reached or will soon reach the five-year anniversary of their RealNetworks hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of five years, subsequent to their hire date to provide additional incentive to remain at RealNetworks, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. None of our executive officers has a contract that guarantees employment. Other than the $2 million insurance policy on the life of Mr. Glaser, we do not maintain "key person" life insurance policies. If we do not succeed in retaining and motivating existing personnel, our business could be harmed.

OUR FAILURE TO ATTRACT, TRAIN OR RETAIN HIGHLY QUALIFIED PERSONNEL COULD HARM OUR BUSINESS

        Our success also depends on our ability to attract, train and retain qualified personnel, specifically those with management and product development skills. In particular, we must hire additional skilled software engineers to further our research and development efforts. At times, we have experienced difficulties in hiring personnel with the right training or experience, particularly in technical areas. Competition for qualified personnel is intense, particularly in high-technology centers such as the Pacific Northwest, where our corporate headquarters are located. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of stock options they may receive in connection with their employment. As a result of recent volatility in our stock price, we may be disadvantaged in competing with companies that have not experienced similar volatility or that have not yet sold their stock publicly. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be harmed.

WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH

        We cannot successfully implement our business model if we fail to manage our growth. We have rapidly and significantly expanded our operations domestically and internationally and anticipate further expansion to take advantage of market opportunities. We have increased the number of our full-time employees from 325 on January 1, 1998 to 798 on March 31, 2000. Managing this substantial expansion has placed a significant strain on our management, operational and financial resources. If our growth continues, we will need to continue to improve our financial and managerial control and reporting systems and procedures.

        We are in the process of implementing new management information software systems. This will affect many aspects of our business, including our accounting, operations, electronic commerce, customer service, purchasing, sales and marketing functions. The purchase, implementation and testing of these systems have resulted, and will result, in significant capital expenditures and could disrupt our day-to-day operations. If these systems are not implemented as expected, our ability to provide products and services to our customers on a timely basis will suffer and delays in the recording and reporting of our operating results could occur.

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

        If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, specifically the demands of delivering high-quality media content. As a result, its performance and reliability may decline. In addition, Web sites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently in the future, Internet usage, as well as the usage of our products, services and Web sites, could grow more slowly or decline.

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

WE COULD LOSE STRATEGIC RELATIONSHIPS THAT ARE ESSENTIAL TO OUR BUSINESS

        The loss of certain current strategic relationships or key licensing arrangements, the inability to find other strategic partners or the failure of our existing relationships to achieve meaningful positive results for us could harm our business. We rely in part on strategic relationships to help us:

        - increase adoption of our products through distribution arrangements;

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

        We would be unable to accomplish many of these goals without the assistance of third parties. We anticipate that the efforts of our strategic partners will become more important as the multimedia experience over the Internet matures. For example, we may become more reliant on strategic partners to provide multimedia content, provide more secure and easy-to-use electronic commerce solutions and build out the necessary infrastructure for media delivery. We may not be successful in forming strategic relationships. In addition, the efforts of our strategic partners may be unsuccessful. Furthermore, these strategic relationships may be terminated before we realize any benefit.

OUR INDUSTRY IS EXPERIENCING CONSOLIDATION THAT MAY INTENSIFY COMPETITION

        The Internet industry has recently experienced substantial consolidation and a proliferation of strategic transactions. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

        - competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

        - competitors could obtain exclusive access to desirable multimedia content and prevent that content from being available in our formats, thus decreasing the use of our products and services to distribute and experience the content that audiences most desire, and hurting our ability to attract advertisers to our Web sites and product offerings;

        - a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and

        - other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content, or which could dramatically change the market for our products and services.

        Announcements and consolidations that could affect our business include:

        - Microsoft's strategic investments in broadband initiatives, including its $5 billion investment in AT&T;

        - AT&T's acquisition of TCI and its proposed acquisition of MediaOne Communications;

        - At Home's acquisition of Excite;

        - Yahoo!'s acquisitions of Broadcast.com and GeoCities;

        - The Walt Disney Company's combination of its Internet assets with, and acquisition of a majority ownership of, Infoseek, to create a single business called Go.com;

        - NBC's merger of its Internet assets with XOOM.com, Inc. and Snap.com, a subsidiary of CNET;

        - AOL's recent announcement that it intends to acquire Time-Warner, and Time-Warner's announcement that it intends to form a joint venture with EMI Music; and

        - Akamai's recent announcement of its planned acquisition of Intervu.

OUR BUSINESS WILL SUFFER IF OUR SYSTEMS FAIL OR BECOME UNAVAILABLE

        A reduction in the performance, reliability and availability of our Web sites and network infrastructure will harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our revenues depend in large part on the number of users that download our products from our Web sites and access the content services on our Web sites. Our systems and operations are susceptible to, and could be damaged or interrupted by outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications. Our computer and communications infrastructure is located at a single leased facility in Seattle, Washington. We do not have fully redundant systems or a formal disaster recovery plan, and we do not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage.

        Our electronic commerce and digital distribution activities are managed by sophisticated software and computer systems. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Web sites could be less attractive to such entities or individuals and our business would be harmed.

        A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures. Our operations also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We depend on Web browsers, ISPs and online service providers to provide Internet users access to our Web sites. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. In addition, certain ISPs have temporarily interrupted our Web site operations in response to the heavy volume of e-mail transmission we generate and send to our large user base. These types of interruptions could continue or increase in the future.

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

        - we could experience unauthorized access, computer viruses, system interference or destruction, "denial of service" attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our Web sites or use of our products and services;

        - a third party could circumvent our security measures and misappropriate our, our partners' and our customer's proprietary information or interrupt operations; and

        - credit card companies could restrict online credit card transactions.

        The occurrence of any of these or similar events could damage our reputation and expose us to litigation or liability. In February 2000, many commercial and governmental Web sites were the subject of intentional denial of service attacks designed to disrupt or disable the operation of such Web sites. We may also be required to expend significant capital or other resources to protect against the threat of security breaches or hacker attacks or to alleviate problems caused by such breaches or attacks.

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS

        We operate subsidiaries in Australia, England, France, Germany, Japan, Mexico, Brazil and Hong Kong, and market and sell products in several other countries. For the quarter ended March 31, 2000, approximately 25% of our revenues, excluding revenues derived from our license agreement with Microsoft, were derived from international operations.

        We have also entered into joint ventures internationally. A key part of our strategy is to develop localized products and services in international markets. To date, we have only limited experience in developing localized versions of our products and marketing and operating our products and services internationally and we rely on the efforts and abilities of our foreign business partners in such activities. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower in adoption of the Internet as an advertising and commerce medium. In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level. We are subject to the normal risks of doing business internationally, as well as risks specific to Internet-based companies in foreign markets.
These risks include:

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

        As of March 31, 2000, we had 30 registered U.S. trademarks or service marks, and had applications pending for an additional 23 U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word "Real" (such as RealSystem, RealAudio and RealVideo). We are aware of other companies that use "Real" in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word "Real" for all goods and services. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in such jurisdictions.

        As of March 31, 2000, we had 13 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are preparing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties. In addition, others could independently develop substantially equivalent intellectual property.

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

        In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against us and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas - Dallas Division. The plaintiffs allege that we, individually and in combination with Broadcast.com, infringe on a certain patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin us from the alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. We believe the allegations are without merit and intend to vigorously defend ourselves against these claims. However, litigation is inherently uncertain, and we may be unable to successfully defend ourselves against this claim.

        From time to time we receive claims and inquiries from third parties alleging that our internally developed technology or technology we license from third parties may infringe the third parties' proprietary rights. We are now investigating several of such pending claims. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could harm our business.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

        Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet. These laws may relate to areas such as content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, encryption, use of key escrow data, caching of content by server products, electronic authentication or "digital signatures," personal privacy, advertising, taxation, electronic commerce liability, e-mail, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may therefore harm our business.

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

        - increase our cost of doing business;

        - expose us to significant liabilities associated with content available on our Web sites or distributed or accessed through our products or services, and with our provision of products and services, and with the features or performance of our products and Web sites;

        - lead to increased product development costs, or otherwise harm our business; or

        - decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

        On October 28, 1998, the Digital Millennium Copyright Act (DMCA) was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers will be required to pay licensing fees for sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. We will engage in arbitration with the Recording Industry Association of America during 2000 to determine what, if any, licensee fee should be paid. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers.

        The Child Online Protection Act and the Child Online Privacy Protection Act (COPPA) were enacted in October 1998. The COPPA impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly collect and disclose personal information from such minors. The manner in which the COPPA may be interpreted and enforced cannot be fully determined, and future legislation similar to the COPPA could subject us to potential liability, which in turn could harm our business. Such laws could also damage the growth of the Internet generally and decrease the demand for our products and services.

WE MAY BE SUBJECT TO MARKET RISK AND LEGAL LIABILITY IN CONNECTION WITH THE DATA COLLECTION CAPABILITIES OF OUR PRODUCTS AND SERVICES

        Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products occasionally send information to servers at RealNetworks. Many of the services we provide also require that a user provide certain information to us. We post privacy policies concerning the use and disclosure of our user data. Any failure by us to comply with our posted privacy policies could impact the market for our products and services, subject us to litigation and harm our business.

        Between November 1999 and March 2000, a total of fourteen purported class action lawsuits were filed against us in state and/or federal courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs in federal court in Pennsylvania and in Illinois state court have voluntarily dismissed their lawsuits in response to our motions to compel arbitration of the claims under the terms of our End User License Agreements. The remaining twelve actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. We have filed various answers denying the claims and have filed suit in Washington state court to compel the plaintiffs who have filed actions in Texas, California and Illinois state courts to arbitrate their claims as required by our End User License Agreements. On February 10, 2000, the federal district court for the Northern District of Illinois granted our motion to stay the court proceedings in that case because the claims are subject to arbitration under our End User License Agreements. Also on that date, the federal Judicial Panel on Multidistrict Litigation transferred all federal cases pending at that time to the federal court in Illinois that has ruled that the claims are arbitrable. Plaintiffs in the transferred federal cases are seeking to overturn the district court's ruling that the claims must be arbitrated. Although we can give no assurance as to the outcome of these lawsuits, we believe the allegations in these actions are without merit, and we intend to vigorously defend ourselves against these claims. If the plaintiffs prevail in their claims, we could be required to pay damages or other penalties, in addition to complying with injunctive relief, which could have a material adverse effect on our operating results.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR THE PROVISION OF THIRD-PARTY PRODUCTS, SERVICES OR CONTENT

        We periodically enter into arrangements to offer third-party products, services, or content under the RealNetworks' brand or via distribution on various RealNetworks' Web sites or in RealNetworks' products. We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services or content. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that we provide links to. Investigating and defending any of these types of claims is expensive, even to the extent that the claims do not result in liability.

REALNETWORKS' DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 45.8% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON REALNETWORKS' STOCK PRICE; SHAREHOLDERS MAY BE UNABLE TO EXERCISE CONTROL

        As of December 31, 1999, our executive officers, directors and affiliated persons beneficially own approximately 45.8% of our common stock. Robert Glaser, our chief executive officer and chairman of the board, beneficially owns approximately 34.6% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

        - elect or defeat the election of our directors;

        - amend or prevent amendment of our articles of incorporation or bylaws;

        - effect or prevent a merger, sale of assets or other corporate transaction; and

        - control the outcome of any other matter submitted to the shareholders for vote.

        As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by RealNetworks' directors and executive officers, or the prospect of these sales, could adversely affect the market price of RealNetworks common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of RealNetworks, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

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

        RealNetworks also entered into an agreement providing Mr. Glaser with a direct contractual right to require RealNetworks to abide by and perform all terms of the articles of incorporation with respect to the strategic transactions committee. This agreement also provides that so long as Mr. Glaser owns a specified number of shares, RealNetworks will use its best efforts to cause him to be nominated to, elected to, and not removed from the board of directors. In addition, the articles provide that Mr. Glaser will serve, or will appoint another officer of RealNetworks to serve, as our policy ombudsman, with the exclusive authority to adopt or change our editorial policies as reflected on our Web sites or in other communications or media in which we have a significant editorial or media voice. The provisions with respect to the authority of the strategic transactions committee and the policy ombudsman may be amended only with the approval of 90% of the shares entitled to vote on an amendment to the articles.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

        The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended March 31, 2000, the price of our common stock ranged from $25.50 to $96.00 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

        - actual or anticipated variations in quarterly operating results;

        - announcements of technological innovations, new products or services by us or our competitors;

        - changes in financial estimates or recommendations by securities analysts;

        - the addition or loss of strategic relationships or relationships with our key customers;

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

        - sales of our common stock; and

        - general market conditions.

        The historical volatility of our stock price may make it more difficult for you to resell shares when you want at prices you find attractive. Sharp increases in our stock price could have a negative impact on our financial condition.

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

WE INTEND TO DONATE A PORTION OF NET INCOME TO CHARITY

        For the year ended December 31, 1999, we were profitable and donated 5% of our pretax net income to charity. If we sustain profitability, we intend to donate 5% of our annual net income excluding amortization of goodwill and stock based compensation expense to charitable organizations. This will reduce our net income. We have recently incorporated the non-profit RealNetworks Foundation to manage our charitable giving efforts.

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

        - the future effectiveness of our intellectual property rights; and

        - the effect of current litigation in which we are involved;

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

        Investment Risk. As of March 31, 2000, the Company had an investment in voting capital stock of a privately-held, technology company for business and strategic purposes. This investment is included in other assets and is accounted for under the cost method since ownership is less than 20% and the Company does not have significant influence. The securities do not have a quoted market price. The Company's policy is to regularly review the operating performance in assessing the carrying value of the investment. The Company also had an investment in voting capital stock of a publicly traded, technology company for business and strategic purposes. The investment is subject to significant fluctuations in fair market value due to the volatility of the stock market.

        The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against the Company and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas--Dallas Division. The plaintiffs allege that the Company, individually and in combination with Broadcast.com, infringes on the plaintiffs' patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin the Company from its alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit, and intends to vigorously defend itself against these claims. The Company may be required to indemnify Broadcast.com under the terms of its license agreement. The plaintiffs filed a similar claim based on the same patent and seeking similar remedies as a separate lawsuit against Microsoft and Broadcast.com in the same court. The court has consolidated the lawsuit against Microsoft and Broadcast.com with the lawsuit against the Company and Broadcast.com. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other royalties, in addition to complying with injunctive relief, which could have a material adverse effect on the Company's operating results.

        On July 29, 1998, Left Bank Management, Inc. filed a lawsuit against the Company in the U.S. District Court for the Western District of Washington. The plaintiff alleges that the Company entered into an oral agreement with it in 1995 pursuant to which the plaintiff claims it is entitled to 30 percent of RealNetworks' revenues from the use of RealAudio technology to promote, sample or sell music. The plaintiff claims breach of contract, unjust enrichment, promissory estoppel and breach of implied-in-fact contract. The Company has denied each of the plaintiff's claims. In response to RealNetworks' motion to dismiss, the plaintiff withdrew its claim for breach of fiduciary duty. Trial had been set for June 2000. The parties have engaged in extensive settlement negotiations, and RealNetworks believes that a settlement of this action may be finalized in the near future. To allow the parties time to finalize such settlement, the Court, on its own motion, has dismissed this action without prejudice. Although no assurance can be given at this time as to the outcome of this lawsuit, and in the event that a settlement is not finalized between the parties and the action is reinstated RealNetworks intends to vigorously defend itself against these claims. If the plaintiffs prevail in their claims, the Company could be required to pay damages, which could have a material, adverse effect on the Company's operating results.

        Between November 1999 and March 2000, a total of fourteen purported class action lawsuits were filed against us in state and/or federal courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs in federal court in Pennsylvania and in Illinois state court have voluntarily dismissed their lawsuits in response to our motions to compel arbitration of the claims under the terms of our End User License Agreements. The remaining twelve actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. We have filed various answers denying the claims and have filed suit in Washington state court to compel the plaintiffs who have filed actions in Texas, California and Illinois state courts to arbitrate their claims as required by our End User License Agreements. On February 10, 2000, the federal district court for the Northern District of Illinois granted our motion to stay the court proceedings in that case because the claims are subject to arbitration under our End User License Agreements. Also on that date, the federal Judicial Panel on Multidistrict Litigation transferred all federal cases pending at that time to the federal court in Illinois that has ruled that the claims are arbitrable. Plaintiffs in the transferred federal cases are seeking to overturn the district court's ruling that the claims must be arbitrated. Although we can give no assurance as to the outcome of these lawsuits, we believe the allegations in these actions are without merit, and we intend to vigorously defend ourselves against these claims. If the plaintiffs prevail in their claims, we could be required to pay damages or other penalties, in addition to complying with injunctive relief, which could have a material adverse effect on our operating results.

        From time to time RealNetworks is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company currently has several claims threatened against it relating to patent infringement, though believes they are without merit. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company's business, prospects, financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


        (c) Since January 1, 2000, the Company has issued and sold unregistered securities as follows:

            (1) An aggregate of 3,235,180 shares of Common Stock was issued in
                January 2000 to fourteen individuals in exchange for all of the outstanding shares of common stock of NetZip, Inc., a Georgia corporation. The aggregate consideration received for such shares was valued at approximately $130 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits Required by Item 601 of Regulation S-K:

        27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed

        (b) Reports on Form 8-K:

        On January 26, 2000, RealNetworks filed a report on Form 8-K that announced that RealNetworks had acquired all of the outstanding capital stock of NetZip, Inc., and that the Board of Directors had approved a 2-for-1 stock split of its common stock.

        On February 8, 2000 RealNetworks filed a report on Form 8-K/A that amended the Form 8-K filed on January 26, 2000, in connection with its acquisition of NetZip, Inc. to include financial statements, pro forma financial information and exhibits.

        On February 8, 2000 RealNetworks filed a report on form 8-K that included audited consolidated financial statements of RealNetworks, Inc. and subsidiaries as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998 and related financial statement schedule to give retroactive effect to the acquisition of Xing which was accounted for as a pooling of interests.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2000.

                                            REALNETWORKS, INC.



                                            By  /s/ Paul Bialek
                                               ---------------------------------
                                                Paul Bialek
                                                Senior Vice President, Finance
                                                and Operations, Chief Financial
                                                Officer, and Treasurer

                                INDEX TO EXHIBITS

         Exhibit Number                                 Description
         --------------                                 -----------
              27.1                Financial Data Schedule which is submitted
                                  electronically to the Securities and Exchange
                                  Commission for information purposes only and is not
                                  filed