Form 10-Q
period 2000-06-30
REALNETWORKS INC
filed 2000-08-11
CIK 1046327

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock outstanding as of July 31, 2000 was 156,301,462.

                               REALNETWORKS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000


                                TABLE OF CONTENTS

                                                                                                PAGE
PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements......................................................................3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....14

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................42


PART II.       OTHER INFORMATION

Item 1. Legal Proceedings........................................................................43

Item 2. Changes in Securities and Use of Proceeds................................................44

Item 6. Exhibits and Reports on Form 8-K.........................................................45

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       REALNETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)


                                                                                                June 30,               December 31,
                                                                                                  2000                    1999
                                                                                                ---------               ---------
                                     ASSETS

Current assets:
     Cash, cash equivalents and short-term investments                                          $ 341,746                 344,627
     Trade accounts receivable, net of allowances for doubtful
        accounts and sales returns                                                                 10,424                   6,895
     Prepaid expenses and other current assets                                                      6,192                   2,870
                                                                                                ---------               ---------
        Total current assets                                                                      358,362                 354,392

Equipment and leasehold improvements, at cost:
     Equipment and software                                                                        28,903                  21,142
     Leasehold improvements                                                                        18,253                  15,129
                                                                                                ---------               ---------
        Total equipment and leasehold improvements                                                 47,156                  36,271
     Less accumulated depreciation and amortization                                                14,018                  10,101
                                                                                                ---------               ---------
        Net equipment and leasehold improvements                                                   33,138                  26,170
                                                                                                ---------               ---------
Goodwill, net of accumulated amortization of $23,300
     at June 30, 2000 and $3,724 at December 31, 1999                                             116,040                   6,920
Restricted cash equivalents                                                                        13,000                  13,700
Other assets                                                                                       37,486                   9,942
                                                                                                ---------               ---------
        TOTAL ASSETS                                                                            $ 558,026                 411,124
                                                                                                =========               =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                           $   5,333                   6,305
     Accrued and other liabilities                                                                 30,940                  26,944
     Deferred revenue, excluding non-current portion                                               42,694                  47,316
                                                                                                ---------               ---------
        Total current liabilities                                                                  78,967                  80,565
                                                                                                ---------               ---------

Deferred rent                                                                                       1,770                      --
Deferred revenue, excluding current portion                                                        13,496                      --

Shareholders' equity:
     Preferred stock, $0.001 par value per share, no shares issued and outstanding
        Series A: authorized 200 shares                                                                --                      --
        Undesignated series: authorized 59,800 shares                                                  --                      --
     Common stock, $0.001 par value per share
        Authorized 1,000,000 shares;  issued and outstanding 155,637
        shares in 2000 and 149,648 shares in 1999                                                     156                     150
     Additional paid-in capital                                                                   647,046                 366,177
     Deferred stock compensation                                                                  (99,677)                     --
     Accumulated deficit                                                                          (80,885)                (34,865)
     Accumulated other comprehensive loss                                                          (2,847)                   (903)
                                                                                                ---------               ---------
        Total shareholders' equity                                                                463,793                 330,559
                                                                                                ---------               ---------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 558,026                 411,124
                                                                                                =========               =========



      See accompanying notes to condensed consolidated financial statements

                                    REALNETWORKS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         AND COMPREHENSIVE LOSS
                                  (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                          Quarter Ended June 30,           Six Months Ended June 30,
                                                        --------------------------        --------------------------
                                                           2000            1999             2000             1999
                                                        ---------        ---------        ---------        ---------
Net revenues:
    Software license fees                               $  38,022           20,755           72,125           38,592
    Service revenues                                       12,837            5,759           23,855           11,008
    Advertising                                            11,797            2,031           20,204            3,297
                                                        ---------        ---------        ---------        ---------
        Total net revenues                                 62,656           28,545          116,184           52,897
                                                        ---------        ---------        ---------        ---------

Cost of revenues:
    Software license fees                                   3,954            3,199            8,302            6,056
    Service revenues                                        3,561            1,477            6,146            2,397
    Advertising                                             2,242              598            3,833            1,148
                                                        ---------        ---------        ---------        ---------
        Total cost of revenues                              9,757            5,274           18,281            9,601
                                                        ---------        ---------        ---------        ---------

        Gross profit                                       52,899           23,271           97,903           43,296
                                                        ---------        ---------        ---------        ---------

Operating expenses:
    Research and development (excluding non-cash
        stock based compensation of $24,480 and
        $42,235 for the quarter and six months ended
        June 30, 2000 respectively and $0 for the
        comparable periods in 1999, included below)       13,304            8,315           24,924           15,916
    Sales and marketing (excluding non-cash stock
        based compensation of $1,195 and $2,061
        for the quarter and six months ended
        June 30, 2000 respectively and $0 for the
        comparable periods in 1999, included below)        27,046           12,956           49,646           23,416
    General and administrative                              7,258            3,416           14,191            6,623
    Goodwill amortization, acquisitions charges,
        and stock based compensation                       37,815              532           65,387            1,064
                                                        ---------        ---------        ---------        ---------
        Total operating expenses                           85,423           25,219          154,148           47,019
                                                        ---------        ---------        ---------        ---------

        Operating loss                                    (32,524)          (1,948)         (56,245)          (3,723)

Other income, net                                           5,325              868           10,225            1,585
                                                        ---------        ---------        ---------        ---------

Net loss                                                $ (27,199)          (1,080)         (46,020)          (2,138)
                                                        =========        =========        =========        =========


Basic and diluted net loss per share                    $   (0.18)           (0.01)           (0.30)           (0.02)
                                                        =========        =========        =========        =========


Shares used to compute basic and
   diluted net loss per share                             153,428          137,936          152,510          136,860


Comprehensive loss:
   Net loss                                             $ (27,199)          (1,080)         (46,020)          (2,138)
   Unrealized loss on investments                          (2,146)              --           (1,765)              --
   Foreign currency translation adjustment                   (119)             (57)            (179)            (172)
                                                        ---------        ---------        ---------        ---------
        Comprehensive loss                              $ (29,464)          (1,137)         (47,964)          (2,310)
                                                        =========        =========        =========        =========



See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                        --------------------------
                                                                           2000             1999
                                                                        ---------        ---------
Cash flows from operating activities:
     Net loss                                                           $ (46,020)          (2,138)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization of leasehold improvements             3,889              630
        Goodwill amortization and stock based compensation                 63,870            1,064
        Net change in certain assets and liabilities                        7,354           10,601
                                                                        ---------        ---------

           Net cash provided by operating activities                       29,093           10,157

Cash flows from investing activities:
     Purchases of equipment and leasehold improvements                    (10,084)         (15,531)
     Purchases of short-term investments                                 (396,595)         (36,165)
     Proceeds from sales and maturities of short-term investments         374,018           25,303
     Purchase of investments                                              (29,299)              --
     Decrease in restricted cash                                              700               --
     Payment of acquisition costs                                          (3,599)              --
     Cash obtained through acquisition                                         73               --
                                                                        ---------        ---------
           Net cash used in investing activities                          (64,786)         (26,393)
                                                                        ---------        ---------

Cash flows from financing activities:
     Net proceeds from sale of common stock and
        exercise of stock options                                          10,283          233,428
                                                                        ---------        ---------
           Net cash provided by financing activities                       10,283          233,428
                                                                        ---------        ---------

Effect of exchange rate changes on cash                                      (429)            (160)
                                                                        ---------        ---------
           Net increase (decrease) in cash and cash equivalents           (25,839)         217,032

Cash and cash equivalents at beginning of period                          160,955           51,900
                                                                        ---------        ---------

Cash and cash equivalents at end of period                                135,116          268,932
Short-term investments at end of period                                   206,630           48,763
                                                                        ---------        ---------
Total cash, cash equivalents and short-term
     investments at end of period                                       $ 341,746          317,695
                                                                        =========        =========



      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Description of Business

        RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading provider of media delivery and digital distribution solutions designed for the Internet. The Company's solutions enable consumers to experience and content providers to deliver a broad range of multimedia content, including audio, video, text and animation. The Company pioneered the development and commercialization of "streaming media" systems that enable the creation, real-time delivery and playback of multimedia content. The Company extended its media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on personal computers and digital playback devices and is extending it further to allow consumers to enjoy streaming media content via mobile networks and devices.

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

        These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

(c)     Cash, Cash Equivalents and Short-Term Investments

        Cash, cash equivalents and short-term investments are comprised of the following:

                                                June 30, 2000      December 31, 1999
                                                -------------      -----------------
                                                           (in thousands)
Cash and cash equivalents                         $135,116               160,955
Short-term investments                             206,630               183,672
                                                  --------              --------
    Total cash, cash equivalents and
         short-term investments                   $341,746               344,627
                                                  ========              ========
Restricted cash equivalents                       $ 13,000                13,700
                                                  ========              ========

        Restricted cash equivalents represent a restricted escrow account established in connection with a lease agreement for the Company's corporate headquarters. $10,000,000 of the escrow account will be maintained for the term of the lease. The remaining $3,000,000 will be released as the Company funds tenant improvements. The Company took occupancy of the new facilities during the quarter ended June 30, 1999.

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

        Revenue from software license agreements with original equipment manufacturers (OEM) is recognized when the OEM delivers its product incorporating the Company's software to the end user. In the case of prepayments received from an OEM, the Company generally recognizes revenue based on the actual products sold by the OEM. If the Company provides ongoing support to the OEM in the form of future upgrades, enhancements or other services over the term of the contract, revenue is recognized over the term of the contract.

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

        To date, revenue from contracts with customers deploying content delivery networks is recognized over the term of the arrangement commencing upon the completion of the network build-out. These arrangements generally consist of software licenses, consulting services, other services, support and rights to unspecified software upgrades if and when available. As the Company has a limited history of contracts with content delivery networks, and there are unique aspects to each arrangement, the Company has not established objective evidence as to the determination of fair value for each element of the arrangement. As a result, and in accordance with SOP 97-2, revenue is recognized ratably over the fixed term of the support contract commencing upon the completion and customer acceptance of the network build-out.


        In December 1998, the American Institute of Certified Public Accounts (AICPA) issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9), which amends certain elements of SOP 97-2, and is effective for fiscal years beginning after March 15, 1999. The Company adopted SOP 98-9 on January 1, 2000. The adoption of SOP 98-9 did not have a material effect on the Company's consolidated financial statements.

(e)     Comprehensive Loss

        The Company's comprehensive loss for the quarter and six months ended June 30, 2000 consisted of net loss, unrealized losses on investments and the gross amount of foreign currency translation adjustments. The Company's comprehensive loss for the quarter and six months ended June 30, 1999 consisted of net loss and the gross amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized losses on investments was insignificant.

(f)     Net Loss Per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss for the quarters and six months ended June 30, 2000 and 1999, basic and diluted net loss per share are the same for those periods.

        Excluded from the computation of diluted net loss per share for the quarter and six months ended June 30, 2000 are options and warrants to acquire approximately 42,517,000 shares of common stock with a weighted-average exercise price of $25.17. Also excluded from both periods are approximately 1,820,000 shares of common stock issued in the acquisition of NetZip, Inc., that are subject to repurchase by the Company at a nominal price in certain circumstances. Excluded from the computation of diluted net loss per share for the quarter and six months ended June 30, 1999 are options to acquire approximately 36,708,000 shares of common stock with a weighted-average exercise price of $11.52. Such potentially dilutive securities were excluded, as their effects are anti-dilutive.

(g)     Recent Accounting Pronouncements

        In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" FIN No. 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Company does not expect the adoption of FIN No. 44 to have a material impact on its consolidated financial statements.

        In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a Web site. The consensus is effective for Web site development costs in quarters beginning after June 30, 2000. The Company has not yet determined the impact, if any, this issue will have on its consolidated financial statements.

        In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," which as amended, must be adopted by the Company by the forth quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The adoption of SAB 101 is not expected to have a material effect on the Company's consolidated financial statements.

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

        The Company's customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows (in thousands):

                                              Quarter Ended                            Six Months Ended
                                                 June 30,                                  June 30,
                                       ----------------------------              ----------------------------
                                         2000                 1999                 2000                 1999
                                       -------              -------              -------              -------
North America                          $43,372               19,823               81,927               36,640
Europe                                   8,200                3,562               14,553                6,348
Asia                                     5,171                2,079               10,023                4,054
Rest of the world                        3,296                  464                4,447                  821
                                       -------              -------              -------              -------
    Subtotal                            60,039               25,928              110,950               47,863
Microsoft license revenue                2,617                2,617                5,234                5,034
                                       -------              -------              -------              -------
    Total                              $62,656               28,545              116,184               52,897
                                       =======              =======              =======              =======

Revenue from external customers by product type is as follows (in thousands):

                                                    Quarter Ended                           Six Months Ended
                                                       June 30,                                 June 30,
                                            ----------------------------              ----------------------------
                                              2000                 1999                 2000                 1999
                                            -------              -------              -------              -------
Media delivery license revenue              $35,405               18,138               66,891               33,558
Media delivery service revenue               12,837                5,759               23,855               11,008
Microsoft license revenue                     2,617                2,617                5,234                5,034
Advertising revenue                          11,797                2,031               20,204                3,297
                                            -------              -------              -------              -------
    Total net revenues                      $62,656               28,545              116,184               52,897
                                            =======              =======              =======              =======


Long-lived assets by geographic location are as follows (in thousands):

                                        June 30,             December 31,
                                          2000                  1999
                                        --------              --------
United States                           $148,253                32,273
Asia and rest of the world                   656                   446
Europe                                       269                   371
                                        --------              --------
   Total                                $149,178                33,090
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

A summary of the purchase price for the acquisition is as follows (in thousands):

Stock and stock options                             $125,913
Direct acquisition costs                               2,596
Accrued liabilities assumed                              809
Other liabilities assumed                                281
                                                    --------
   Total purchase price                              129,599
Stock based compensation not
   included in purchase price                        143,973
                                                    --------
   Total acquisition cost and value of
      common stock to be issued under
      compensation agreements                       $273,572
                                                    ========

The purchase price was allocated as follows (in thousands):

  Cash                                       $     73
  Other current assets acquired                   440
  Equipment                                       324
  Non-current assets acquired                      15
  Goodwill                                    128,747
                                             --------
     Total                                   $129,599
                                             ========

        Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed and is amortized using the straight-line method over its estimated life of three years. The value of the common stock issued to the former stockholders of NetZip is being amortized over the 30-month forfeiture period. The recognition of the expenses relating to these amounts are shown below (in thousands):

                                Goodwill             Stock Based
Years ended December 31,      Amortization           Compensation             Total
------------------------      ------------           ------------             -----
2000                             $ 39,968                95,647               135,615
2001                               42,916                40,877                83,793
2002                               42,916                 7,449                50,365
2003                                2,947                    --                 2,947
                                 --------              --------              --------
                                 $128,747               143,973               272,720
                                 ========              ========              ========

Goodwill amortization and acquisition charges by acquisition are shown below (in thousands):

                                        Quarter Ended June 30,                  Six Months Ended June 30,
                                     ----------------------------              ----------------------------
                                      2000                  1999                2000                 1999
                                     -------              -------              -------              -------
Vivo (1998 acquisition)              $   532                  532                1,064                1,064
NetZip                                11,608                   --               20,027                   --
                                     -------              -------              -------              -------
                                     $12,140                  532               21,091                1,064
                                     =======              =======              =======              =======


        In connection with the acquisition, the Company incurred approximately $6.1 million in acquisition-related expenditures, including $3.5 million of relocation payments and stay bonuses for former NetZip employees and $2.6 million in professional fees and other costs. As of June 30, 2000, approximately $3.6 million of these costs have been paid. The remaining costs are expected to be paid during the remainder of 2000. The cost of the stay bonuses is being recognized over the related service period.

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

                                             Quarter Ended June 30,                      Six Months Ended June 30,
                                        -------------------------------                ------------------------------
                                          2000                    1999                  2000                    1999
                                        --------                 ------                -------                 ------
                                                           (in thousands, except per share amounts)
Total net revenue                       $ 62,656                 29,706                117,154                 55,303
Net loss                                $(27,199)               (37,497)               (55,384)               (74,724)
Net loss per share - basic
   and diluted                          $  (0.18)                 (0.26)                 (0.36)                 (0.52)

Xing Technology Corporation

        In August 1999, the Company completed its acquisition of Xing Technology Corporation (Xing), a leading developer and provider of MP3 software. The acquisition was accounted for using the pooling-of-interests method of accounting, and accordingly, the accounts of Xing have been included with those of the Company for all periods presented.

        Separate results for the combined entities are as follows (in thousands):


                                Quarter Ended           Six Months Ended
                                June 30, 1999            June 30, 1999
                                -------------            -------------
Revenue
   RealNetworks, Inc.              $ 28,046                 51,571
   Xing                                 499                  1,326
                                   --------               --------
                                   $ 28,545                 52,897
                                   ========               ========

Net loss
   RealNetworks, Inc.              $   (270)                (1,006)
   Xing                                (810)                (1,132)
                                   --------               --------
                                   $ (1,080)                (2,138)
                                   ========               ========


        There were no significant intercompany transactions between the two companies and no significant conforming accounting adjustments.

Goodwill Amortization, Acquisition Charges and Stock Based Compensation

        Goodwill amortization, acquisition charges and stock based compensation are as follows:


                                        Quarter Ended June 30,                 Six Months Ended June 30,
                                       ------------------------              ----------------------------
                                         2000              1999               2000                 1999
                                       -------              ---              -------              -------
                                                               (in thousands)
Stock Based Compensation               $25,675               --               44,296                   --
Goodwill Amortization and
    Acquisition Charges                 12,140              532               21,091                1,064
                                       -------              ---              -------              -------
    Total                              $37,815              532               65,387                1,064
                                       =======              ===              =======              =======


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

        On July 29, 1998, Left Bank Management, Inc. filed a lawsuit against the Company in the U.S. District Court for the Western District of Washington claiming breach of contract, unjust enrichment, promissory estoppel and breach of implied-in-fact contract. The Company denied each of the plaintiff's claims. The parties entered into a confidential settlement of this dispute in June 2000, the costs of which are reflected in the quarter ended June 30, 2000.


        Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs in federal court in Pennsylvania and in Illinois state court have voluntarily dismissed their lawsuits. The remaining twelve actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of the RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. The Company has filed answers denying the claims and has filed suit in Washington state court to compel the state court plaintiffs to arbitrate their claims as required by our End User License Agreements. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks' motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks' End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm our business and our operating results.

        From time to time RealNetworks is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company currently has several claims threatened against it relating to patent infringement, though believes they are without merit. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company's business, prospects, financial condition and results of operations. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position and results of operations.

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

OVERVIEW

        RealNetworks is a leading provider of media delivery and digital distribution solutions designed for the Internet. Our solutions enable consumers to experience and content providers to deliver a broad range of multimedia content, including audio, video, text and animation. We pioneered the development and commercialization of streaming media systems that enable the creation, real-time delivery and playback of multimedia content. We believe that we have established a leadership position in the market for these systems. We have more than 135 million registered users of our RealPlayer product and believe that more than 85% of all streaming media Web pages utilize our technology. The broad acceptance of the Internet as a means of content delivery and consumption, combined with recent technological advances, has greatly increased the practicality and popularity of a number of new online media delivery formats. In response, we have extended our media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on PCs and digital playback devices, and is extending it further to allow consumers to enjoy streaming media content via mobile networks and devices.

        We were incorporated in February 1994 and were in the development stage until July 1995, when we released the commercial version of RealAudio Version 1.0, the first version of our RealPlayer products. From inception through December 31, 1995, our operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, conducting research and development, building the RealAudio brand and establishing the market for streaming audio. During 1996, we continued to invest heavily in research and development and marketing and in building our domestic and international sales channels and our general and administrative infrastructure. In August 1996, we began selling RealPlayer Plus, a premium for-sale version of our RealPlayer product. RealPlayer has always been available for download free of charge from our Web sites. In June 1997, we released the commercial version of RealVideo Version 4.0. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that included RealAudio and RealVideo technology. In November 1998, we released the commercial version of RealSystem G2, our next generation media delivery system. In May 1999, we released RealSystem MP as well as a beta version of RealJukebox, a personal music management solution. In September 1999, we released RealSlideshow Plus, a complete streaming solution for sharing digital pictures over the Internet. Also in September, we released the commercial versions of RealJukebox and RealJukebox Plus. In November 1999, we released the beta version of RealPlayer 7.0 and introduced the new Real.com Network, which gives consumers the ability to find, organize and play audio and video on the Internet, including the Real.com Guide and Take 5, Real.com's media programming guide. In December 1999, we introduced the gold version of RealPlayer 7.0, RealServer 7.0 and RealProducer 7.0, the latest advancements to RealSystem G2, as well as RealSlideshow 2.0 and RealSlideshow Plus 2.0, which allow consumers to share digital pictures with audio narration and music over the Internet. In March 2000, we introduced Real.com Games, which offers a new online, digital distribution model for high quality downloadable Computer games. In May 2000, we introduced Real Entertainment Center, an integrated suite of three new leading Internet media products -- RealPlayer 8, RealJukebox 2, and RealDownload 4. Also in May, we released a beta version of RealVideo 8, an Internet media system that we believe delivers a high clarity, full-motion video experience to consumers using dial-up modems, full-screen VHS quality at mainstream broadband rates, and near DVD-quality video to those using high capacity networks or downloadable media.

We report revenues in three categories:

- Software license fees, which include revenues from sales of our RealPlayer Plus, RealJukebox Plus, RealSlideshow Plus, RealDownload Plus, Real Entertainment Center Plus, Xing AudioCatalyst, RealServers and related authoring and publishing tools, sales of our products through OEM channels, and sales of third-party products.

- Service revenues, which include support and maintenance services that we sell to customers who purchase our RealPlayer Plus, RealJukebox Plus, Real Entertainment Center Plus, RealServers and tools products, broadcast hosting services we provide through our Real Broadcast Network, and consulting services we offer to our customers.

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

        In January 2000, we acquired NetZip, Inc., a privately-held developer and provider of Internet download management and utility software. The transaction was accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

        REVENUES

        Software License Fees. Software license fees were $38.0 million for the quarter ended June 30, 2000, an increase of 83% from $20.8 million in the comparable quarter of the prior year. Software license fees were $72.1 million for the six months ended June 30, 2000, an increase of 87% from $38.6 million in the comparable period of the prior year. The increases were due primarily to a greater volume of products sold as a result of growth in the demand for media delivery on the Internet and the introduction of new products, including RealJukebox Plus and RealSlideshow Plus released in September 1999, products associated with the NetZip acquisition in January 2000 including RealDownload Plus, and Real Entertainment Center Plus in May 2000. Revenue also increased as a result of sales of our products to companies deploying content distribution networks. Software license fees included $2.6 million for each of the quarters ended June 30, 2000 and 1999, and $5.2 million and $5.0 million for the six months ended June 30, 2000 and 1999, respectively, related to the Microsoft license agreement we entered into in June 1997.

        Service Revenues. Service revenues were $12.8 million for the quarter ended June 30, 2000, an increase of 123% from $5.8 million in the comparable quarter of the prior year. Service revenues were $23.9 million for the six months ended June 30, 2000, an increase of 117% from $11.0 million in the comparable period of the prior year. The increases were primarily attributable to a larger installed base of our server products and related increases in sales of support and upgrades, increases in consulting and Real Broadcast Network streaming media hosting services, increases in support and upgrades for the RealPlayer Plus, and the introduction of support and upgrades for RealJukebox Plus and Real Entertainment Center Plus.

        Advertising Revenues. Advertising revenues were $11.8 million for the quarter ended June 30, 2000, an increase of 481% from $2.0 million in the comparable quarter of the prior year. Advertising revenues were $20.2 million for the six months ended June 30, 2000, an increase of 513% from $3.3 million in the comparable period of the prior year. The increases in advertising revenues were due to increased traffic on our Web sites, the increased effectiveness of our advertising sales force, higher average advertising rates, and revenue associated with increased usage and distribution of RealChannels, LiveStations, search functionality, and other advertisements and promotional links included in the RealPlayer and RealJukebox products.


        Geographic Revenues. Excluding revenues from the Microsoft license agreement, international revenues represented 28% of total net revenues for the quarter ended June 30, 2000 and 24% of total net revenues for the quarter ended June 30, 1999. Revenues generated in Europe were 14% of total net revenues for the quarters ended June 30, 2000 and 1999 (excluding revenues from the Microsoft license agreement). Revenues generated in Asia and the rest of the world were 14% of total net revenues for the quarter ended June 30, 2000 and 10% of total net revenues for the quarter ended June 30, 1999 (excluding revenues from the Microsoft license agreement). Excluding revenues from the Microsoft license agreement, international revenues represented 26% of total net revenues for the six months ended June 30, 2000 and 23% of total net revenues for the six months June 30, 1999. Revenues generated in Europe were 13% of total net revenues for the six months ended June 30, 2000 and 1999 (excluding revenues from the Microsoft license agreement). Revenues generated in Asia and the rest of the world were 13% of total net revenues for the six months ended June 30, 2000 and 10% of total net revenues for the six months ended June 30, 1999 (excluding revenues from the Microsoft license agreement).

        Deferred Revenues. The Company has deferred revenue of $56.2 million as of June 30, 2000 and $47.3 million as of December 31, 1999. To date, revenue from contracts with customers developing content delivery networks is recognized over the term of the arrangement commencing upon the completion of the network build-out. As most of the agreements related to the content delivery networks have been with companies that have had limited operating histories, the Company has historically required prepayments related to such customers. Cash prepayments associated with these contracts is recorded as deferred revenue and amounted to $27.6 million and $19.9 million at June 30, 2000 and December 31, 1999, respectively. If in the future the Company enters into agreements with more established companies, the Company may not require these prepayments and as such, the Company anticipates its deferred revenue balances may decline as a result. As of June 30, 2000 and December 31, 1999, $0 and $5.2 million, respectively, of the deferred revenue balances related to the Microsoft license agreement. The remaining balance of deferred revenue is comprised of the unrecognized portion of support contracts, prepayments under OEM arrangements, and other prepayments for which the earnings process has not been completed.

        COST OF REVENUES

        Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, and fees paid to third-party vendors for order fulfillment. Cost of software license fees was $4.0 million for the quarter ended June 30, 2000, an increase of 24% from $3.2 million in the comparable quarter of the prior year, but decreased as a percentage of software license fees to 10% from 15%. Cost of software license fees was $8.3 million for the six months ended June 30, 2000, an increase of 37% from $6.1 million in the comparable period of the prior year, but decreased as a percentage of software license fees to 12% from 16%. The increases in absolute dollars were due primarily to higher sales volumes. The decreases as a percentage of software license fees were due primarily to changes in the mix of products sold.

        Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and consulting services and expenses incurred in providing our streaming media hosting services. Cost of service revenues was $3.6 million for the quarter ended June 30, 2000, an increase of 141% from $1.5 million in the comparable quarter of the prior year, and increased as a percentage of service revenues to 28% from

26%. Cost of service revenues was $6.1 million for the six months ended June 30, 2000, an increase of 156% from $2.4 million in the comparable period of the prior year, and increased as a percentage of service revenues to 26% from 22%. The increases in cost of service revenues were primarily due to increased staff and contract personnel needed to provide services to a greater number of customers, including consulting and streaming media hosting services, expansion of customer service and technical support into international regions, and support costs related to the introduction of RealJukebox and RealDownload.

        Cost of Advertising Revenues. Cost of advertising revenues includes personnel and related costs associated with development and maintenance of programming services, content creation and maintenance and fees paid to third parties for content included in our Web sites. Cost of advertising revenues was $2.2 million for the quarter ended June 30, 2000, an increase of 275% from $0.6 million in the comparable quarter of the prior year, but decreased as a percentage of advertising revenues to 19% from 29%. Cost of advertising revenues was $3.8 million for the six months ended June 30, 2000, an increase of 234% from $1.1 million in the comparable period of the prior year, but decreased as a percentage of advertising revenues to 19% from 35%. The increases in absolute dollars were primarily due to increases in the quality and quantity of content available on our Web sites, enhancements made to existing Web sites, and the addition of new Web sites. The decreases as a percentage of advertising revenues were due to greater economies of scale.

        Our gross margins may be adversely affected by the mix of products and services sold.

        OPERATING EXPENSES

        Research and Development. Research and development expenses consist primarily of salaries and consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility is generally not established until substantially all development is complete. We believe that significant investment in research and development is a critical factor in attaining our strategic objectives and, as a result, we expect to increase research and development expenditures in future periods. Research and development expenses were $13.3 million for the quarter ended June 30, 2000, an increase of 60% from $8.3 million in the comparable quarter of the prior year. Such expenses decreased as a percentage of total net revenues to 21% from 29%. Research and development expenses were $24.9 million for the six months ended June 30, 2000, an increase of 57% from $15.9 million in the comparable period of the prior year. Such expenses decreased as a percentage of total net revenues to 21% from 30%. Research and development expenses were primarily related to the development of new technology and products, as well as enhancements made to existing products. The increase in absolute dollars was primarily due to increases in internal development personnel, consulting expenses and contract labor. The decrease in percentage terms was a result of revenues growing at a faster rate than expenses.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, sales commissions, consulting fees, tradeshow expenses, advertising costs and cost of marketing collateral. We intend to increase our branding and marketing efforts and, therefore, expect sales and marketing expenses to increase in future periods. Sales and marketing expenses were $27.0 million for the quarter ended June 30, 2000, an increase of 109% from $13.0 million in the comparable quarter of the prior year. Such expenses decreased as a percentage of total net revenues to 43% from 45%. Sales and marketing expenses were $49.6 million for the six months ended June 30, 2000, an increase of 112% from $23.4 million in the comparable period of the prior year. Such expenses decreased as a percentage of total net revenues to 43% from 44%. The increase in absolute dollars was due to the expansion of our direct sales and marketing organization, the creation of additional foreign and domestic sales offices, consulting expenses, increased advertising, attendance at trade shows, and expenses related to the annual RealNetworks conference and the RealNetworks Europe conference. The decrease in percentage terms was a result of revenues growing at a faster rate than expenses.

        General and Administrative. General and administrative expenses consist primarily of salaries and fees for professional services. We expect general and administrative expenses to increase as we expand our staff and incur additional costs related to growth of our business. General and administrative expenses were $7.3 million for the quarter ended June 30, 2000, an increase of 112% from $3.4 million in the comparable quarter of the prior year. The expenses as a percentage of total net revenues were 12% for both the quarters ended June 30, 2000 and 1999.

General and administrative expenses were $14.2 million for the six months ended June 30, 2000, an increase of 114% from $6.6 million in the comparable period of the prior year. Such expenses decreased as a percentage of total net revenues to 12% from 13%. The increase in absolute dollars was primarily a result of increased personnel, litigation defense costs and charitable contributions of 5% of our annual net income (excluding amortization of goodwill and stock based compensation expense).

Goodwill Amortization, Acquisition Charges and Stock Based Compensation

        In August 1999, we acquired Xing Technology Corporation, a provider of high performance, standards-based digital audio and video encoding and decoding technology, including MP3 software. We issued approximately 1,464,000 shares of our common stock in exchange for all outstanding shares of Xing stock. The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, the consolidated financial statements include the accounts of Xing for all periods presented.

        In January 2000, we acquired NetZip, Inc., a developer and provider of Internet download management and utility software. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of NetZip's operations are included in our consolidated financial statements since the date of acquisition. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of the acquisition. Of the total purchase price, $128.7 million was allocated to goodwill, and $0.9 million was allocated to tangible assets. Goodwill is amortized over its estimated life of three years.

        In connection with the NetZip acquisition, we incurred approximately $6.1 million in acquisition-related expenditures. These expenditures included $3.5 million in relocation payments and $2.6 million in professional fees and other costs. As of June 30, 2000, approximately $3.6 million of these costs had been paid. The remaining costs are expected to be paid during the remainder of 2000.

        Also as part of our acquisition of NetZip, common stock was issued to certain former stockholders of NetZip. The common stock is subject to forfeiture over a period of 30 months beginning January 25, 2000. The value of $144 million is being amortized over the forfeiture period. Stock-based compensation expense for the quarter ended June 30, 2000 was $25.7 million. Stock-based compensation expense for the six months ended June 30, 2000 was $44.3 million.

        OTHER INCOME, NET

        Other income, net consists primarily of earnings on cash, cash equivalents and short-term investments. Other income, net was $5.3 million and $0.9 million for the quarters ended June 30, 2000 and 1999, respectively. Other income, net was $10.2 million and $1.6 million for the six months ended June 30, 2000 and 1999, respectively. The increase was primarily due to higher invested cash balances primarily as a result of the cash proceeds from our secondary public offering of common stock completed during the second quarter of 1999.

        INCOME TAXES

        During the quarter and six month periods ended June 30, 2000, income tax expense was offset by a reduction in the valuation allowance for deferred tax assets. To the extent the Company is profitable, (excluding amortization of goodwill and stock based compensation expense) the Company expects to record an income tax provision, although it does not expect to pay Federal income taxes in the near future, due primarily to tax deductions related to the exercise of employee stock options. As of June 30, 2000 the Company had net operating loss carryforwards of approximately $344 million. Substantially all of the net operating loss carryforwards results from stock option deductions, the realization of which would increase shareholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $29.1 million and $10.2 million for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by operating activities for the six months ended June 30, 2000 resulted primarily from income from operations of $19.4 million (excluding $65.4 million of goodwill amortization, acquisition charges, and stock based compensation), an increase in deferred revenue of $8.6 million, an increase in accrued and other liabilities of $4.7 million, and depreciation of $3.9 million. This was partially offset by an increase in accounts receivable of $3.2 million. Net cash provided by operating activities for the six months ended June 30, 1999 resulted primarily from an increase in current liabilities, non-cash charges associated with depreciation and amortization, partially offset by net loss from operations.

        Net cash used in investing activities was $64.8 million and $26.4 million for the six months ended June 30, 2000 and 1999, respectively. This was primarily a result of the purchase of investments of $29.3 million for the six months ended June 30, 2000, net purchases of short-term investments, and purchases of equipment and leasehold improvements.

        Net cash provided by financing activities was $10.3 million and $233.4 million for the six months ended June 30, 2000 and 1999, respectively. In the second quarter of 1999, we sold 4,125,000 shares of our common stock in a secondary public offering. Net proceeds of the offering were $228.8 million.

        At June 30, 2000, we had $341.7 million in cash, cash equivalents and short-term investments. As of June 30, 2000, our principal commitments consisted of obligations under operating leases. Since our inception, we have experienced a substantial increase in our capital expenditures to support expansion of our operations and information systems.

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

Microsoft Relationship

        In June 1997, we entered into a strategic agreement with Microsoft pursuant to which we granted Microsoft a nonexclusive license to certain substantial elements of the source code of our RealAudio/RealVideo Version 4.0 technology and related RealNetworks trademarks for a license fee of $30.0 million. We are recognizing revenue related to the agreement ratably over the three-year term of our ongoing obligations. For the quarter ended June 30, 2000 we recognized the remaining deferred balance of this contract of $2.6 million.

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

- successfully respond to competition from Microsoft and others, including emerging technologies and solutions; and

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT MAINTAIN PROFITABILITY

        We have incurred significant losses since our inception and we may never sustain or increase profitability. As of June 30, 2000, we had an accumulated deficit of approximately $80.9 million. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to maintain profitability. While we had net income in 1999, we may not continue our historical growth or generate sufficient revenues to sustain or increase profitability (excluding acquisition charges) on a quarterly or annual basis in the future.

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

- changes in the mix of products and services that we sell to our customers;

- costs and effects related to the acquisition of businesses or technology and related integration; and

-       costs of litigation and intellectual property protection.

        In addition, because the market for our products and services is relatively new and rapidly changing, it is difficult to predict future financial results. Our research and development and sales and marketing efforts, and business expenditures generally, are partially based on predictions regarding certain developments for media delivery and digital media distribution. To the extent that these predictions prove inaccurate, our revenues and operating expenses may fluctuate.

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

        Microsoft is a principal competitor in the development and distribution of streaming media and media distribution technology. Microsoft currently competes with us in the market for streaming media server and player software and recently began to compete in the market for digital distribution of media. Microsoft's commitment to and presence in the media delivery industry has increased and Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

        Microsoft distributes its competing streaming media server and tools products by bundling them with its Windows NT servers at no additional charge and by making them available for download from its Web site for free. While we also provide free downloads of certain of our products, including players, servers and tools, Microsoft's practices have caused, and may continue to cause, pricing pressure on our products. These practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution and bundling contracts for its streaming media products with third parties such as Internet service providers (ISPs), online service providers, content providers, entertainment companies, media companies, broadcasters, value added resellers (VARs) and original equipment manufacturers (OEMs), including third parties with whom we have relationships. In addition, Microsoft has invested significant sums of money in certain of our current and potential customers and content suppliers, and we expect this trend to continue, which may cause such customers to stop using or reduce their use of our products and services, or withhold desirable media content from us or our end users. Such arrangements, together with Microsoft's aggressive marketing of Windows NT and of its streaming media products, may reduce our share of the streaming media market.

        Microsoft's Windows Media Player competes with our RealPlayer products. The Windows Media Player is available for download from Microsoft's Web site for free, and is integrated into the Windows 98 and Windows 2000 operating systems and into its Web browser, Internet Explorer. Microsoft recently announced its plan to bundle the Windows Media Player with its Windows Millennium edition operating system, a significant focus of which will be media delivery. In addition, Microsoft has bundled certain audio capabilities into a radio toolkit for Internet Explorer 5.0. Internet Explorer 5.0 also includes Window Media Guide, which provides links to multimedia content on the Internet, especially content in Microsoft's streaming or digital media formats. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating system and its browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users to its streaming or digital media products. Currently, our RealPlayer has a high degree of market penetration: we have over 135 million unique registered users and estimate that more than 85% of all streaming media Web pages use our technology. Our market position will be difficult to sustain, particularly in light of Microsoft's efforts and dominant position in operating systems. In addition, Microsoft has invested in certain digital distribution technologies that compete with RealJukebox, such as the MusicMatch Jukebox. The MusicMatch Jukebox supports the Windows Media format, but not RealSystem G2 formats. Microsoft has also announced Windows Media Technologies 7, a platform for authoring, delivering and playing digital media intended to compete with RealSystem. Microsoft has also released an early version of its own jukebox product incorporated into the Windows Media Player. Microsoft also announced Windows Media Technologies 7, a platform for authoring, delivering and playing digital media intended to compete with the RealSystem. Microsoft also supports and promotes other third party products competitive to our products. We expect Microsoft and other competitors to devote significantly greater resources to product development in the jukebox and digital media categories.

        In addition, Microsoft competes with us to attract broadcasters of high quality or popular content to promote and deliver such content in Microsoft's formats, in some cases on an exclusive or preferential basis, In some cases, we believe Microsoft uses its financial resources and monopoly leverage to obtain rights to such content. We believe that Microsoft's commitment to and presence in the media delivery industry has increased and that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

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

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN OTHER PARTS OF OUR BUSINESS

        Media Hosting. Our media hosting service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting and broadcast services. These companies include Yahoo! Broadcast Services, Akamai/Intervu, Enron Communications, Digital Island, Globix, Intel, iBeam, Panamsat and others who are building out broadcast networks. Some of these competitors offer other services which Real Broadcast Network does not offer, such as web page hosting or broadcast hosting in media formats not supported by Real Broadcast Network. We may not establish or sustain our competitive position in this market segment. Some media hosting competitors are also customers on whom we rely to help drive product download traffic to our Web site through their broadcast events. We also sell servers and tools to companies that compete with Real Broadcast Network. As our relationship becomes more competitive, such companies may choose to purchase less or more of our products or services. Microsoft does not currently offer its own media hosting services, but it does own investments in competitive hosting services and it encourages customers who use Microsoft technology to use hosting services that compete with Real Broadcast Network.

        Web Site Destinations, Content and Advertising. The number of Web sites competing for advertising revenues is growing. Our Web sites and the Real.com Network, including Real.com, RealNetworks.com, Real.com Guide, Take 5, Film.com and LiveConcerts.com, compete for user traffic and Internet advertising revenues with a wide variety of Web sites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft's Windows Media Guide, compete with our RealGuide. We also compete with traditional media such as television, radio and print for a share of advertisers' total advertising budgets. Our advertising sales force and infrastructure are still in early stages of development relative to those of many of our competitors. We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, or if we lose Web site traffic, our business could be harmed.

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

WE MAY NOT BE SUCCESSFUL IN THE MARKET FOR DOWNLOADABLE MEDIA AND LOCAL MEDIA DELIVERY

        In May 1999, we announced the RealSystem MP, now called the Real Digital Distribution SDK, a digital music architecture enabling integration with a wide range of Internet services and hardware devices. In May 1999, we released a beta version of RealJukebox, our client software based on this new architecture. In September 1999, we released commercial versions of RealJukebox and RealJukebox Plus. These products represent an extension of our business into downloadable media and local media delivery, which is a substantial evolution from our historical focus on streaming media products and services. We do not yet know whether there is a sustainable market for products such as RealJukebox. Even if that market exists, we may be unable to develop a revenue model or sufficient demand to take advantage of the market opportunity.

        While over 35 million copies of RealJukebox have been downloaded since its beta release on May 3, 1999, it is too soon to determine if RealJukebox will be widely received in the marketplace. There are now a number of competitive products on the market that offer certain of the features that RealJukebox offers. These products include WinAmp Player, MusicMatch Jukebox, Liquid Audio Player and a2b Player. Microsoft has also incorporated certain music management capabilities into the Windows Media Player 7. In addition, given the size and importance of the general market for music distribution, competitors will likely release products that directly compete with RealJukebox, which could harm our business. Even if RealJukebox achieves widespread market acceptance, it may not achieve a high level of use, which would lead to a low rate of upgrade sales and electronic commerce opportunities. Our inability to achieve widespread acceptance for the digital music architecture and RealJukebox or to create new revenue streams from new market segments could harm our business.

        We have announced that RealJukebox supports or will support a variety of audio formats, including RealAudio G2, MP3, Liquid Audio, Mjuice, Windows Media Audio, IBM's EMMS, and a2b. However, technical formats and consumer preferences evolve very rapidly, and we may be unable to adequately address consumer preferences or fulfill the market demand to the extent it exists.

        We have had long-term relationships with recording companies, including major record labels, many of which offer their streaming content in our formats. However, recording companies, including those with whom we have a relationship, may not make their desirable content available for download or playback in formats supported by RealJukebox, may impose technical restrictions designed to secure intellectual property rights that may impact the user experience or demand for RealJukebox, or may refrain from or delay participating in promotional opportunities with respect to RealJukebox.


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

        In January 2000, we acquired NetZip, Inc., a developer and marketer of download management software, in a transaction that was accounted for using the purchase method of accounting. The NetZip transaction poses particular integration risks because NetZip has been based in Atlanta, Georgia, and we have relocated its operations to Seattle, Washington. We may not adequately integrate these or any future acquisitions, may not derive revenues from them and they may pose substantial risks to our business.

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

WE DEPEND ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US

        Our success substantially depends on the continued employment of our executive officers and key employees, particularly Robert Glaser, our founder, chairman of the board and chief executive officer. The loss of the services of Mr. Glaser or any of our other executive officers or key employees could harm our business. Each of these individuals has acquired specialized knowledge and skills with respect to RealNetworks and its operations. As a result if certain individuals were to leave RealNetworks, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Several of our personnel have reached or will soon reach the five-year anniversary of their RealNetworks hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of five years, subsequent to their hire date to provide additional incentive to remain at RealNetworks, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. None of our executive officers has a contract that guarantees employment. Other than the $2 million insurance policy on the life of Mr. Glaser, we do not maintain "key person" life insurance policies. If we do not succeed in retaining and motivating existing personnel, our business could be harmed.

OUR FAILURE TO ATTRACT, TRAIN OR RETAIN HIGHLY QUALIFIED PERSONNEL COULD HARM OUR BUSINESS

        Our success also depends on our ability to attract, train and retain qualified personnel in all areas, especially those with management and product development skills. In particular, we must hire additional skilled software engineers to further our research and development efforts. At times, we have experienced difficulties in hiring personnel with the proper training or experience, particularly in technical areas. Competition for qualified personnel is intense, particularly in high-technology centers such as the Pacific Northwest, where our corporate headquarters are located. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of stock options they may receive in connection with their employment. As a result of recent volatility in our stock price, we may be disadvantaged in competing with companies that have not experienced similar volatility or that have not yet sold their stock publicly. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be harmed.

WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH

        We cannot successfully implement our business model if we fail to manage our growth. We have rapidly and significantly expanded our operations domestically and internationally and anticipate further expansion to take advantage of market opportunities. We have increased the number of our full-time employees from 325 on January 1, 1998 to 884 on June 30, 2000. Managing this substantial expansion has placed a significant strain on our management, operational and financial resources. If our growth continues, we will need to continue to improve our financial and managerial control and reporting systems and procedures.

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

THE GROWTH OF OUR BUSINESS DEPENDS ON THE INCREASED USE OF THE INTERNET FOR COMMUNICATIONS, ELECTRONIC COMMERCE AND ADVERTISING

        The growth of our business depends on the continued growth of the Internet as a medium for communications, electronic commerce and advertising. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium. The Internet may not ultimately be accepted as a viable commercial medium for broadcasting multimedia content or media delivery for a number of reasons which could inhibit the growth and use of the Internet, including:

- potentially inadequate development of the necessary infrastructure to accommodate growth in the number of users and Internet traffic;

- lack of acceptance of the Internet as a medium for distributing digital media content or for media delivery;

-       unavailability of compelling multimedia content;

- inadequate commercial support for Web-based advertising or electronic commerce transactions; and

- delays in the development or adoption of new technological standards and protocols, and increased governmental regulation, or inconsistent regulations between state, federal and foreign governments.

        In addition, we believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service and necessary increases in bandwidth availability, remain largely unresolved and may affect the amount of business that is conducted over the Internet.

        If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, specifically the demands of delivering high-quality media content. As a result, its performance and reliability may decline. In addition, Web sites have experienced interruptions in service as a result of outages, system attacks and other delays occurring throughout the Internet network infrastructure. If these outages, attacks or delays occur frequently or on a broad scale in the future, Internet usage, as well as the usage of our products, services and Web sites, could grow more slowly or decline.

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

MORE INDIVIDUALS ARE UTILIZING NON-PC DEVICES TO ACCESS THE INTERNET AND WE MAY NOT BE SUCCESSFUL IN DEVELOPING A VERSION OF OUR SERVICE THAT WILL GAIN WIDESPREAD ADOPTION BY USERS OF SUCH DEVICES

        In the coming years, the number of individuals who access the internet through devices other than a personal computer such as personal digital assistants, cellular telephones and television set-top devices is expected to increase dramatically. Our products and services are designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alterative devices may make the use of our products and services through such devices difficult, and we may be unsuccessful in our efforts to modify our online offerings to provide a compelling experience for users of alternative devices. As we have limited experience to date in creating versions of our products of services optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain substantial number of alternative device manufacturers to license and incorporate our technology into their devices, we will fail to capture a sufficient share of an increasingly important portion of the market for digital media delivery. Further, a failure to develop revenue-generating relationships with enough device manufacturers whose products are adopted by a significant number of device users could have a material adverse effect on our business, operating results and financial condition.

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

Announcements and consolidations that could affect our business include:

- Microsoft's investments in broadband cable, including its $5 billion investment in AT&T, and Microsoft's strategic investments focusing on content delivery networks and Internet service providers;

- AT&T's consolidation of the broadband cable industry, including its acquisitions of TCI and MediaOne Communications;

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

OUR BUSINESS WILL SUFFER IF OUR SYSTEMS FAIL OR BECOME UNAVAILABLE

        A reduction in the performance, reliability and availability of our Web sites and network infrastructure will harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our revenues depend in large part on the number of users that download our products from our Web sites and access the content services on our Web sites. The Real Broadcast Network's business is dependent on providing customers with efficient and reliable services to enable its customers to broadcast content to large audiences on an as-needed basis. Our systems and operations are susceptible to, and could be damaged or interrupted by outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications. Our computer and communications infrastructure is located at a single leased facility in Seattle, Washington. We do not have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

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

        A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures. Our operations also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We depend on Web browsers, ISPs and online service providers to provide Internet users access to our Web sites. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. In addition, certain ISPs have temporarily interrupted our Web site operations in response to the heavy volume of e-mail transmissions we generate and send to our large user base. These types of interruptions could continue or increase in the future.

        Real Broadcast Network's operations are also dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of such network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers and if we are unable to obtain such capacity on terms commercially acceptable to us, our business and operating results could suffer.

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

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS

        We operate subsidiaries in Australia, England, France, Germany, Japan, Mexico, Brazil and Hong Kong, and market and sell products in several other countries. For the quarter ended June 30, 2000, approximately 28% of our revenues, excluding revenues derived from our license agreement with Microsoft, were derived from international operations.

        We have also entered into joint ventures internationally. A key part of our strategy is to develop localized products and services in international markets through joint ventures, subsidiaries and branch offices. To date, we have only limited experience in developing localized versions of our products and marketing and operating our products and services internationally and we rely on the efforts and abilities of our foreign business partners in such activities. We believe that in light of substantial anticipated competition, we need to continue to expand quickly into international markets in order to effectively obtain market share. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower in adoption of the Internet as an advertising and commerce medium. In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level. We are subject to the normal risks of doing business internationally, as well as risks specific to Internet-based companies in foreign markets. These risks include:

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

-       potential adverse tax consequences;

-       higher costs of doing business in foreign countries;

-       seasonal reductions in business activity;

-       exchange rate fluctuations;

- increased risk of piracy and limits on our ability to enforce our intellectual property rights;

- the need to comply with different and often conflicting laws and regulations; and

-       other legal and political risks.

        Any of these factors could harm our future international operations, and consequently our business, operating results and financial condition. We do not currently hedge our foreign currency exposures.

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

        As of June 30, 2000, we had 32 registered U.S. trademarks or service marks, and had applications pending for an additional 27 U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word "Real" (such as RealSystem, RealAudio and RealVideo). We are aware of other companies that use "Real" in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word "Real" for all goods and services. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in such jurisdictions.

        As of June 30, 2000, we had twelve U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are preparing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties. In addition, others could independently develop substantially equivalent intellectual property.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

        Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet. These laws may relate to areas such as content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, encryption, use of key escrow data, caching of content by server products, electronic authentication or "digital signatures," personal privacy, advertising, taxation, electronic commerce liability, e-mail, gambling, sweepstakes, promotions, content regulation, quality of products and services, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may therefore harm our business.

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

        On October 28, 1998, the Digital Millennium Copyright Act (DMCA) was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. We plan to engage in arbitration before a tribunal of the United States Copyright Office with the Recording Industry Association of America during 2000 or 2001 to determine what, if any, licensee fee should be paid. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers.

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

WE MAY BE SUBJECT TO MARKET RISK AND LEGAL LIABILITY IN CONNECTION WITH THE DATA COLLECTION CAPABILITIES OF OUR PRODUCTS AND SERVICES

        Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products occasionally send information to servers at RealNetworks. Many of the services we provide also require that a user provide certain information to us. We post privacy policies concerning the use, collection, and disclosure of our user data. Any failure by us to comply with our posted privacy policies and existing or new legislation regarding privacy issues could impact the market for our products and services, subject us to litigation and harm our business.

        Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs in federal court in Pennsylvania and in Illinois state court have voluntarily dismissed their lawsuits. The remaining twelve actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. We have filed answers denying the claims and have filed suit in Washington state court to compel the state court plaintiffs to arbitrate their claims as required by our End User License Agreements. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks' motion to stay the court proceedings because the claims are subject to arbitration under our End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. If the plaintiffs prevail in their claims, the

Company could be required to pay damages or other penalties, in addition to complying with injunctive relief, which could harm our business and our operating results.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR THE PROVISION OF THIRD-PARTY PRODUCTS, SERVICES OR CONTENT

        We periodically enter into arrangements to offer third-party products, services or content under the RealNetworks brand or via distribution on various RealNetworks Web sites or in RealNetworks products. We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services or content. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, for defamation, negligence, copyright or trademark infringement, unlawful activity, or tort, including personal injury, fraud, or other theories based on the nature and content of information to which we provide links. Investigating and defending any of these types of claims is expensive, even to the extent that the claims do not result in liability. If the claims do result in liability, we could be required to pay damages of other penalties, which could harm our business.

REALNETWORKS' DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 45.5% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON REALNETWORKS' STOCK PRICE; SHAREHOLDERS MAY BE UNABLE TO EXERCISE CONTROL

        As of June 30, 2000, our executive officers, directors and affiliated persons beneficially own approximately 45.5% of our common stock. Robert Glaser, our chief executive officer and chairman of the board, beneficially owns approximately 34.4% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

-       elect or defeat the election of our directors;

-       amend or prevent amendment of our articles of incorporation or bylaws;

- effect or prevent a merger, sale of assets or other corporate transaction; and

- control the outcome of any other matter submitted to the shareholders for vote.

        As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by RealNetworks directors and executive officers, or the prospect of these sales, could adversely affect the market price of RealNetworks common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of RealNetworks, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

        The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended June 30, 2000, the price of our common stock ranged from $25.50 to $96.00 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

-       legal, regulatory or political developments;

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

WE INTEND TO DONATE A PORTION OF NET INCOME TO CHARITY

        For the year ended December 31, 1999, we were profitable and set aside 5% of our pretax net income for donations to charity. If we sustain profitability, we intend to donate 5% of our annual net income (excluding amortization of goodwill and stock based compensation expense) to charitable organizations. This will reduce our net income. We have recently incorporated the non-profit RealNetworks Foundation to manage our charitable giving efforts.

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

        Investment Risk. As of June 30, 2000, the Company had investments in voting capital stock of privately-held, technology companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method since ownership is less than 20% and the Company does not have significant influence. The securities do not have a quoted market price. The Company's policy is to regularly review the operating performance in assessing the carrying value of the investments. The Company also has investments in voting capital stock of publicly traded, technology companies for business and strategic purposes. These investments are subject to significant fluctuations in fair market value due to the volatility of the stock market.

        The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        Foreign Currency Risk. International revenues from the Company's foreign subsidiaries accounted for approximately 28% of total revenues in the quarter ended June 30, 2000, excluding revenues from the Microsoft license agreement. These subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

        The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

        The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in the quarter ended June 30, 2000 was not material.

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

        On July 29, 1998, Left Bank Management, Inc. filed a lawsuit against the Company in the U.S. District Court for the Western District of Washington, claiming breach of contract, unjust enrichment, promissory estoppel and breach of implied-in-fact contract. The Company denied each of the plaintiff's claims. The parties entered into a confidential settlement of the dispute in June 2000, the costs of which are reflected in the quarter ended June 30, 2000.

        Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs in federal court in Pennsylvania and in Illinois state court have voluntarily dismissed their lawsuits. The remaining twelve actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of the RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. The Company has filed answers denying the claims and has filed suit in Washington state court to compel the state court plaintiffs to arbitrate their claims as required by our End User License Agreements. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks' motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks' End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm our business and our operating results.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


        (c) Between April 1, 2000 and June 30, 2000, the Company has issued and sold unregistered securities as follows:

                (1) An aggregate of 1,000 shares of Common Stock was issued in June 2000 to one individual in exchange for services valued at $33,771.

                (2) A warrant for the purchase of an aggregate of 1,600 shares of Common Stock having an exercise price of $30.56 was issued to a service provider in April 2000 pursuant to a contractual agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        An Annual Meeting of Shareholders of RealNetworks, Inc. (the "Annual Meeting") was held on June 2, 2000. Matters voted on at the Annual Meeting and votes cast on each were as follows:

        1. The election of one Class 3 director to serve until the 2003 Annual Meeting of Shareholders or until his earlier retirement, resignation or removal, or the election of his successor:

                                           For                     Withheld
                                           ---                     --------
Robert Glaser                          129,209,853                8,661,634

The terms of the following directors continued after the Annual Meeting:

           Edward Bleier
           James W. Breyer
           Bruce Jacobsen
           Mitchell Kapor

        2. The approval of amendments to the Company's Restated Articles of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 300,000,000 to 1,000,000,000 shares, to delete provisions that are not applicable to a public company and to delete a designation of non-voting stock that is no longer outstanding:

For                 122,298,573

Against              15,484,999

Abstain                  87,915

Broker non-votes              0

        3. The approval of the Company's Amended and Restated 1996 Stock Option Plan, which increases the number of shares of Common Stock that may be issued thereunder from 45,200,000 shares to 60,200,000 shares:

For                  80,250,863

Against              25,127,435

Abstain                 123,681

        4. The ratification of the appointment of KPMG LLP as independent auditors for the Company's fiscal year ending December 31, 2000:

For                 137,769,435

Against                  58,359

Abstain                  43,693

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits Required by Item 601 of Regulation S-K:

        3.1     Amended and Restated Articles of Incorporation

        10.1    RealNetworks, Inc. Amended and Restated 1996 Stock Option Plan

        10.2    RealNetworks, Inc. 2000 Stock Option Plan

        27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed

        (b)     Reports on Form 8-K:

                None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2000.

                                            REALNETWORKS, INC.



                                            By  /s/ Paul Bialek
                                               ---------------------------------
                                               Paul Bialek
                                               Senior Vice President, Finance
                                               and Operations, Chief Financial
                                               Officer, and Treasurer

                                INDEX TO EXHIBITS

   Exhibit Number                                 Description
   --------------                                 -----------
        3.1             Amended and Restated Articles of Incorporation

        10.1            RealNetworks, Inc. Amended and Restated 1996 Stock Option Plan

        10.2            RealNetworks, Inc. 2000 Stock Option Plan

        27.1            Financial Data Schedule which is submitted electronically to the
                        Securities and Exchange Commission for information purposes only and is not filed