Form 10-Q
period 2000-09-30
REALNETWORKS INC
filed 2000-11-14
CIK 1046327

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock outstanding as of October 31, 2000 was 157,650,849.

                               REALNETWORKS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS


                                                                                                          PAGE
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.............................................................................3

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk......................................45


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...............................................................................46

Item 2.     Changes in Securities and Use of Proceeds.......................................................47

Item 6.     Exhibits and Reports on Form 8-K................................................................47

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       REALNETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                                                        September 30,        December 31,
                                                                                             2000                1999
                                                                                        -------------       -------------
                                                ASSETS
Current assets:
     Cash, cash equivalents and short-term investments                                  $     359,447             344,627
     Trade accounts receivable, net of allowances for doubtful
        accounts and sales returns                                                             12,964               6,895
     Prepaid expenses and other current assets                                                  6,585               2,870
                                                                                        -------------       -------------
        Total current assets                                                                  378,996             354,392

Equipment and leasehold improvements, at cost:
     Equipment and software                                                                    32,382              21,142
     Leasehold improvements                                                                    23,820              15,129
                                                                                        -------------       -------------
        Total equipment and leasehold improvements                                             56,202              36,271
     Less accumulated depreciation and amortization                                            16,426              10,101
                                                                                        -------------       -------------
        Net equipment and leasehold improvements                                               39,776              26,170
                                                                                        -------------       -------------
Goodwill, net of accumulated amortization of $34,701
     at September 30, 2000 and $3,724 at December 31, 1999                                    106,735               6,920
Restricted cash equivalents                                                                    18,800              13,700
Other assets                                                                                   34,043               9,942
                                                                                        -------------       -------------
        TOTAL ASSETS                                                                    $     578,350             411,124
                                                                                        =============       =============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $       5,370               6,305
     Accrued and other liabilities                                                             39,701              26,944
     Deferred revenue, excluding non-current portion                                           45,462              47,316
                                                                                        -------------       -------------
        Total current liabilities                                                              90,533              80,565
                                                                                        -------------       -------------

Deferred rent                                                                                   1,940                  --
Deferred revenue, excluding current portion                                                    14,802                  --

Shareholders' equity:
     Preferred stock, $0.001 par value per share, no shares issued and outstanding
        Series A: authorized 200 shares                                                            --                  --
        Undesignated series: authorized 59,800 shares                                              --                  --
     Common stock, $0.001 par value per share,
        Authorized 1,000,000 shares;  issued and outstanding 157,411
        shares in 2000 and 149,648 shares in 1999                                                 157                 150
     Additional paid-in capital                                                               668,570             366,177
     Deferred stock compensation                                                              (77,110)                 --
     Accumulated deficit                                                                     (111,640)            (34,865)
     Accumulated other comprehensive loss                                                      (8,902)               (903)
                                                                                        -------------       -------------
        Total shareholders' equity                                                            471,075             330,559
                                                                                        -------------       -------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     578,350             411,124
                                                                                        =============       =============

     See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   Quarter Ended                Nine Months Ended
                                                                    September 30,                  September 30,
                                                              --------------------------- -----------------------------
                                                                 2000            1999            2000            1999
                                                              ---------       ---------       ---------       ---------
Net revenues:
    Software license fees                                     $  39,725          24,091         111,850          62,683
    Service revenues                                             13,893           6,633          37,748          17,641
    Advertising                                                  13,506           4,167          33,710           7,464
                                                              ---------       ---------       ---------       ---------
        Total net revenues                                       67,124          34,891         183,308          87,788
                                                              ---------       ---------       ---------       ---------

Cost of revenues:
    Software license fees                                         3,356           3,353          11,658           9,409
    Service revenues                                              3,753           1,877           9,899           4,274
    Advertising                                                   2,876             674           6,709           1,822
                                                              ---------       ---------       ---------       ---------
        Total cost of revenues                                    9,985           5,904          28,266          15,505
                                                              ---------       ---------       ---------       ---------

        Gross profit                                             57,139          28,987         155,042          72,283
                                                              ---------       ---------       ---------       ---------

Operating expenses:
    Research and development (excluding non-cash
        stock based compensation of $24,908 and
        $67,143 for the quarter and nine months ended
        September 30, 2000, respectively, and $0 for the
        comparable periods in 1999, included below)              16,095          10,019          41,019          25,935
    Sales and marketing (excluding non-cash stock
        based compensation of $1,195 and $3,256,
        for the quarter and nine months ended
        September 30, 2000, respectively, and $0 for the
        comparable periods in 1999, included below)              27,506          13,722          77,152          37,138
    General and administrative                                    6,991           4,174          21,182          10,797
    Goodwill amortization, acquisitions charges,
        and stock based compensation                             38,385           1,935         103,772           2,999
                                                              ---------       ---------       ---------       ---------
        Total operating expenses                                 88,977          29,850         243,125          76,869
                                                              ---------       ---------       ---------       ---------

        Operating loss                                          (31,838)           (863)        (88,083)         (4,586)

Other income, net                                                 5,108           3,866          15,333           5,451
                                                              ---------       ---------       ---------       ---------

Net income (loss) before income tax provision                   (26,730)          3,003         (72,750)            865

Income tax provision                                              4,025              --           4,025              --
                                                              ---------       ---------       ---------       ---------

Net income (loss)                                             $ (30,755)          3,003         (76,775)            865
                                                              =========       =========       =========       =========

Basic net income (loss) per share                             $   (0.20)           0.02           (0.50)           0.01
                                                              =========       =========       =========       =========

Diluted net income (loss) per share                           $   (0.20)           0.02           (0.50)           0.01
                                                              =========       =========       =========       =========

Shares used to compute basic
   net income (loss) per share                                  154,992         147,322         153,392         140,388

Shares used to compute diluted
   net income (loss) per share                                  154,992         172,844         153,392         164,150

Comprehensive income (loss):
   Net income (loss)                                          $ (30,755)          3,003         (76,775)            865
   Unrealized loss on investments                                (6,149)             --          (7,914)             --
   Foreign currency translation adjustment                           94              61             (85)           (111)
                                                              ---------       ---------       ---------       ---------
     Comprehensive income (loss)                              $ (36,810)          3,064         (84,774)            754
                                                              =========       =========       =========       =========


     See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ------------------------------------
                                                                               2000                 1999
                                                                          ---------------      ---------------
Cash flows from operating activities:
       Net loss                                                           $       (76,775)                 865
       Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Depreciation and amortization of equipment and
                 leasehold improvements                                             6,330                3,764
            Goodwill amortization and stock based compensation                    101,374                2,999
            Stock option income tax benefits                                        3,934                   --
            Net change in certain assets and liabilities                           17,431               15,143
                                                                          ---------------      ---------------

                 Net cash provided by operating activities                         52,294               22,771

Cash flows from investing activities:
       Purchases of equipment and leasehold improvements                          (17,669)             (20,140)
       Purchases of short-term investments                                       (624,396)            (119,016)
       Proceeds from sales and maturities of short-term investments               594,159               37,239
       Purchase of equity investments                                             (29,299)
       Increase in restricted cash                                                 (5,100)                  --
       Payment of acquisition costs                                                (3,599)                  --
       Cash obtained through acquisition                                               73                   --
                                                                          ---------------      ---------------
                 Net cash used in investing activities                            (85,831)            (101,917)
                                                                          ---------------      ---------------

Cash flows from financing activities:
       Net proceeds from notes payable                                                 --                1,000
       Payments on notes payable                                                       --                 (415)
       Net proceeds from sale of common stock and
            exercise of stock options                                              18,396              233,898
                                                                          ---------------      ---------------
                 Net cash provided by financing activities                         18,396              234,483
                                                                          ---------------      ---------------

Effect of exchange rate changes on cash                                              (657)                (162)
                                                                          ---------------      ---------------
                 Net increase (decrease) in cash and cash equivalents             (15,798)             155,175

Cash and cash equivalents at beginning of period                                  160,955               51,900
                                                                          ---------------      ---------------

Cash and cash equivalents at end of period                                        145,157              207,075
Short-term investments at end of period                                           214,290              119,678
                                                                          ---------------      ---------------
Total cash, cash equivalents and short-term
       investments at end of period                                       $       359,447              326,753
                                                                          ===============      ===============


      See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Description of Business

        RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading provider of media delivery and digital distribution solutions designed for the Internet. The Company's solutions enable consumers to experience, and content providers to deliver, a broad range of multimedia content, including audio, video, text and animation. The Company pioneered the development and commercialization of "streaming media" systems that enable the creation, real-time delivery and playback of multimedia content. The Company extended its media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on personal computers and digital playback devices and is extending it further to allow consumers to enjoy streaming and digital media content via mobile networks and devices.

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

        These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        On April 27, 1999, the board of directors declared a 2-for-1 split of the Company's Common Stock in the form of a stock dividend. The stock split was effected on May 10, 1999. Also, on January 21, 2000, the board of directors declared a 2-for-1 split of the Company's Common Stock in the form of a stock dividend. The stock split was effected on February 11, 2000. The accompanying condensed consolidated financial statements and related notes thereto have been retroactively restated to reflect the stock splits.

        The condensed consolidated financial statements have been prepared to give retroactive effect to the merger with Xing Technology Corporation (Xing) on August 10, 1999, which was accounted for as a pooling of interests. The condensed consolidated financial statements have been restated for all periods presented as if Xing and the Company had always been combined. Prior to the merger, Xing operated on a June 30 fiscal year. The results of operations of Xing included herein have been restated to conform to the Company's December 31 fiscal year-end.

 (c)    Cash, Cash Equivalents and Short-Term Investments

        Cash, cash equivalents and short-term investments are comprised of the following:


                                                      September 30, 2000      December 31, 1999
                                                      ------------------     ------------------
                                                                   (in thousands)
             Cash and cash equivalents                $          145,157                160,955
             Short-term investments                              214,290                183,672
                                                      ------------------     ------------------
                 Total cash, cash equivalents and
                      short-term investments          $          359,447                344,627
                                                      ==================     ==================
             Restricted cash equivalents              $           18,800                 13,700
                                                      ==================     ==================


        Restricted cash equivalents represents (a) a restricted escrow account of $11,500,000 established in connection with a lease agreement for the Company's corporate headquarters. $10,000,000 of the escrow account will be maintained for the term of the lease and the remaining $1,500,000 will be released as the Company funds tenant improvements, and (b) cash equivalents held as collateral against a $7,300,000 line of credit with a bank which represents collateral on the lease of a building located near the Company's corporate headquarters.

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

        Service revenues include payments under support and upgrade contracts, RealPlayer GoldPass media subscription service, and fees from consulting services and streaming media content hosting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenues are recognized over the period that services are provided. Other service revenues are recognized when the services are performed.

        Fees generated from advertising appearing on the Company's Web sites, and from advertising included in the Company's products, such as fees for distribution of RealChannels, LiveStations, and e-commerce and other links in the RealPlayer and RealJukebox, are recognized as revenue over the terms of the contracts. The Company may guarantee a minimum number of advertising impressions, click-throughs or other specified criteria on the Company's Web sites or products for a specified period. To the extent these guarantees are not met, the Company defers recognition of the corresponding revenues until guaranteed delivery levels are achieved.

        To date, revenue from contracts with customers deploying content delivery networks is recognized over the term of the arrangement commencing upon the customer's deployment of our technology in their network build-out. These arrangements generally consist of software licenses, consulting services, other services, support and rights to unspecified software upgrades if and when available. As the Company has a limited history of contracts with content delivery networks, and there are unique aspects to each arrangement, the Company has not established objective evidence as to the determination of fair value for each element of the arrangement. As a result, and in accordance with SOP 97-2, revenue is recognized ratably over the fixed term of the support contract.

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

(e)     Comprehensive Loss

        The Company's comprehensive loss for the quarter and nine months ended September 30, 2000 consisted of net loss, unrealized losses on investments and the impact of foreign currency translation adjustments. The Company's comprehensive income for the quarter and nine months ended September 30, 1999 consisted of net income and the impact of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized losses on investments was insignificant.

(f)     Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss for the quarter and nine months ended September 30, 2000, basic and diluted net loss per share are the same for those periods.

        Excluded from the computation of diluted net loss per share for the quarter and nine months ended September 30, 2000 are options and warrants to acquire approximately 41,446,000 shares of common stock with a weighted-average exercise price of $26.78. Also excluded from both periods are approximately 1,820,000 shares of common stock issued in the acquisition of NetZip, Inc., that are subject to repurchase by the Company at a nominal price in certain circumstances. Excluded from the computation of diluted net income per share for the quarter and nine months ended September 30, 1999 are options to acquire 4,680,000 shares of common stock with a weighted-average exercise price of $45.96. Such potentially dilutive securities were excluded, as their effects are anti-dilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations for the quarters and nine months ended September 30, 2000 and 1999:


  (In thousands, except per share data)

                                                            Income (Loss)         Weighted Average      Income (Loss) per
                                                             (Numerator)        Shares (Denominator)            Share
                                                           ---------------      --------------------     ------------------
  Quarter Ended September 30, 2000
         Basic net loss per share                          $       (30,755)                  154,992     $            (0.20)
         Effect of dilutive stock options and warrants                  --                        --
                                                           ---------------      --------------------
         Diluted net loss per share                        $       (30,755)                  154,992     $            (0.20)
                                                           ===============      ====================     ==================

  Quarter Ended September 30, 1999
         Basic net income per share                        $         3,003                   147,322     $             0.02
         Effect of dilutive stock options and warrants                  --                    25,522
                                                           ---------------      --------------------
         Diluted net income per share                      $         3,003                   172,844     $             0.02
                                                           ===============      ====================     ==================

  Nine Months Ended September 30, 2000
         Basic net loss per share                          $       (76,775)                  153,392     $            (0.50)
         Effect of dilutive stock options and warrants                  --                        --
                                                           --------------       --------------------
         Diluted net loss per share                        $       (76,775)                  153,392     $            (0.50)
                                                           ===============      ====================     ==================

  Nine Months Ended September 30, 1999
         Basic net income per share                        $           865                   140,388     $             0.01
         Effect of dilutive stock options and warrants                  --                    23,762
                                                           ---------------      --------------------
         Diluted net income per share                      $           865                   164,150     $             0.01
                                                           ===============      ====================     ==================

(g)     Recent Accounting Pronouncements

        In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN No. 44 was effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." The adoption of FIN No. 44 did not have a material impact on the Company's consolidated financial statements.

        In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs," which provides guidance on when to capitalize versus expense costs incurred to develop a Web site. The consensus is effective for Web site development costs in quarters beginning after June 30, 2000. The Company adopted the provisions of this issue in the third quarter of 2000. The adoption did not have a material impact on the Company's consolidated financial statements.

        In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which as amended, must be adopted by the Company by the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The adoption of SAB 101 is not expected to have a material effect on the Company's consolidated financial statements.

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends existing accounting standards, and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The adoption of SFAS 133 is not expected to have a material effect on the Company's consolidated financial statements.


NOTE 2 - SEGMENT INFORMATION

        The Company operates in one business segment, media delivery, for which the Company receives revenues from its customers. The Company's Chief Operating Decision Maker is considered to be the Company's Operating Committee (COC), which is comprised of the Company's Chief Executive Officer, Chief Operating Officer, and Senior Vice Presidents. The COC reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The COC does not review discrete financial information regarding profitability of the Company's different products or services and, therefore, the Company does not have operating segments as defined by SFAS 131.

        The Company's customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows (in thousands):



                                             Quarter Ended       Nine Months Ended
                                              September 30,         September 30,
                                          ------------------------------------------
                                            2000       1999        2000       1999
                                          -------     ------     -------     ------

            North America                 $48,391     25,402     130,318     62,042
            Europe                         11,347      3,541      25,900      9,889
            Asia                            5,439      2,645      15,462      6,699
            Rest of the world               1,947        686       6,394      1,507
                                          -------     ------     -------     ------
                  Subtotal                 67,124     32,274     178,074     80,137
            Microsoft license revenue          --      2,617       5,234      7,651
                                          -------     ------     -------     ------
                  Total                   $67,124     34,891     183,308     87,788
                                          =======     ======     =======     ======

Revenue from external customers by product type is as follows (in thousands):



                                      Quarter Ended       Nine Months Ended
                                       September 30,         September 30,
                                   ------------------------------------------
                                     2000        1999       2000        1999
                                   -------     -------    -------     -------
Media delivery license revenue     $39,725      21,474    106,616      55,032
Media delivery service revenue      13,893       6,683     37,748      17,641
Microsoft license revenue               --       2,617      5,234       7,651
Advertising revenue                 13,506       4,117     33,710       7,464
                                   -------     -------    -------     -------
       Total net revenues          $67,124      34,891    183,308      87,788
                                   =======     =======    =======     =======

Long-lived assets by geographic location are as follows (in thousands):





                               September 30,      December 31,
                                    2000              1999
                               -------------     -------------
United States                  $     145,659            32,273
Asia and rest of the world               623               446
Europe                                   229               371
                               -------------     -------------
      Total                    $     146,511            33,090
                               =============     =============

NOTE 3 - ACQUISITIONS

NetZip, Inc.

        In January 2000, the Company completed its acquisition of NetZip, Inc. (NetZip), a Georgia corporation. NetZip is a developer and provider of Internet download management and utility software. As a result of the acquisition, NetZip became a wholly-owned subsidiary of RealNetworks and RealNetworks issued approximately 3,418,000 shares (including options to purchase shares) of its common stock in exchange for all of the outstanding shares of NetZip common stock and options to purchase NetZip common stock, but approximately 1,820,000 of those shares are subject to repurchase by the Company at a nominal price in certain circumstances. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of NetZip's operations are included in the Company's consolidated financial statements since the date of acquisition. The acquisition was valued at approximately $130 million, including transaction costs. The purchase price excludes approximately $144 million of the Company's common stock issued to former stockholders of NetZip which is subject to forfeiture over a period of 30 months beginning January 25, 2000 upon the occurrence of certain events.

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
                                              ========

        Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed and is amortized using the straight-line method over its estimated life of three years. The value of the common stock issued to the former stockholders of NetZip is being amortized over the 30-month forfeiture period. The expected recognition of the expenses relating to these amounts are shown below (in thousands):


                                 Goodwill          Stock Based
Years ended December 31,       Amortization        Compensation            Total
                             ----------------     ----------------     ----------------

 2000                        $         39,968               95,647              135,615
 2001                                  42,916               40,877               83,793
 2002                                  42,916                7,449               50,365
 2003                                   2,947                   --                2,947
                             ----------------     ----------------     ----------------
                             $        128,747              143,973              272,720
                             ================     ================     ================

        In connection with the acquisition of NetZip, the Company incurred approximately $6.1 million in acquisition-related expenditures, including $3.5 million of relocation payments and stay bonuses for NetZip employees which are dependent upon the related individuals remaining employed by the Company, and are recognized as expense over the related employment term, and $2.6 million in professional fees and other costs. As of September 30, 2000, approximately $3.6 million of these costs have been paid. The remaining costs are expected to be paid during the remainder of 2000 and the first quarter of 2001.

        The following table presents pro forma results of operations as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of results that may occur in the future.



                                 Quarter Ended September 30,           Nine Months Ended September 30,
                                -------------------------------------------------------------------------
                                    2000                1999                2000                1999
                                -------------       -------------       -------------       -------------
                                                (in thousands, except per share amounts)

Total net revenue               $      67,124              36,000             184,278              91,303
Net loss                        $     (30,755)            (50,195)            (86,139)           (124,919)
Net loss per share - basic
      and diluted               $       (0.20)              (0.33)              (0.56)              (0.85)

Xing Technology Corporation

        In August 1999, the Company completed its acquisition of Xing Technology Corporation (Xing), a leading developer and provider of MP3 software. The acquisition was accounted for using the pooling-of-interests method of accounting and, accordingly, the accounts of Xing have been included with those of the Company for all periods presented.

Separate results for the combined entities are as follows (in thousands):





                                 Quarter Ended          Nine Months Ended
                              September 30, 1999       September 30, 1999
                              ------------------       ------------------
Revenue
      RealNetworks, Inc.      $           34,468                   86,039
      Xing                                   423                    1,749
                              ------------------       ------------------
                              $           34,891                   87,788
                              ==================       ==================

Net income (loss)
      RealNetworks, Inc.      $            4,337                    3,331
      Xing                                (1,334)                  (2,466)
                              ------------------       ------------------
                              $            3,003                      865
                              ==================       ==================

        There were no significant intercompany transactions between the two companies and no conforming accounting adjustments.

Other

In July 2000, the Company acquired a privately held company accounted for under the purchase method of accounting. Total consideration was $5,558,000 including common shares valued at $3,537,000 which are subject to repurchase by the Company under certain circumstances. Goodwill of $2,095,000 represents the excess of the purchase price over the fair value of identifiable tangible and intangible asserts acquired and liabilities assumed. The revenues and expenses of the acquired company are immaterial to the Company's results of operations.

Goodwill Amortization, Acquisition Charges and Stock Based Compensation

        Goodwill amortization, acquisition charges and stock based compensation are as follows:


                                      Quarter Ended                Nine Months Ended
                                       September 30,                 September 30,
                               --------------------------      --------------------------
                                   2000            1999            2000            1999
                               ----------      ----------      ----------      ----------
                                                   (in thousands)
Stock Based Compensation       $   26,103              --          70,399              --
Goodwill Amortization and
      Acquisition Charges          12,282           1,935          33,373           2,999
                               ----------      ----------      ----------      ----------
      Total                    $   38,385           1,935         103,772           2,999
                               ==========      ==========      ==========      ==========


Goodwill amortization and acquisition charges by acquisition are shown below (in thousands):


                                     Quarter Ended September 30,                  Nine Months Ended September 30,
                             ------------------------------------------      ------------------------------------------
                                    2000                    1999                    2000                    1999
                             ------------------      ------------------      ------------------      ------------------

NetZip                       $           11,609                      --                  31,636                      --
Vivo (1998 acquisition)                     532                     532                   1,596                   1,596
Other                                       141                   1,403                     141                   1,403
                             ------------------      ------------------      ------------------      ------------------
                             $           12,282                   1,935                  33,373                   2,999
                             ==================      ==================      ==================      ==================

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

        Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs in federal court in Pennsylvania and in Illinois state court have voluntarily dismissed their lawsuits. The remaining twelve actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of the RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. The Company has filed answers denying the claims and has filed suit in Washington state court to compel the state court plaintiffs to arbitrate their claims as required by the Company's End User License Agreements. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks' motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks' End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm our business and our operating results.

        From time to time RealNetworks is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company currently has a number of such claims threatened against it relating to intellectual property infringement or employment, though it believes these claims are without merit. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company's business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position and results of operations.

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

OVERVIEW

        RealNetworks is a leading provider of media delivery and digital distribution solutions designed for the Internet. Our solutions enable consumers to experience and content providers to deliver a broad range of multimedia content, including audio, video, text and animation. We pioneered the development and commercialization of streaming media systems that enable the creation, real-time delivery and playback of multimedia content. We believe that we have established a leadership position in the market for these systems. We have more than 150 million registered users of our RealPlayer product and more than 45 million registered users of our RealJukebox product, and we believe that more than 85% of all streaming media Web pages utilize our technology. The broad acceptance of the Internet as a means of content delivery and consumption, combined with recent technological advances, has greatly increased the practicality and popularity of a number of new online media delivery formats. In response, we have extended our media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on PCs and digital playback devices, and are extending it further to allow consumers to enjoy streaming and digital media content via mobile networks and devices.

        We were incorporated in February 1994 we were in the development stage until July 1995, when we released the commercial version of RealAudio Version 1.0, the first version of our RealPlayer product. From inception through December 31, 1995, our operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, conducting research and development, building the RealAudio brand and establishing the market for streaming audio. During 1996, we continued to invest heavily in research and development, marketing, building our domestic and international sales channels, and in our general and administrative infrastructure. In August 1996, we began selling RealPlayer Plus, a premium for-sale version of our RealPlayer product. RealPlayer has always been available for download free of charge from our Web sites. In September 1997, we released the commercial version of RealVideo Version 4.0. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that included RealAudio and RealVideo technology. In November 1998, we released the commercial version of RealSystem G2, our next generation media delivery system. In May 1999, we released RealSystem MP as well as a beta version of RealJukebox, a personal music management solution. In September 1999, we released RealSlideshow Plus, a complete streaming solution for sharing digital pictures over the Internet. Also in September, we released the commercial versions of RealJukebox and RealJukebox Plus. In November 1999, we released the beta version of RealPlayer 7.0 and introduced the new Real.com Network, which gives consumers the ability to find, organize and play audio and video on the Internet, including the Real.com Guide and Take 5, Real.com's media programming guide. In December 1999, we introduced the gold version of RealPlayer 7.0, RealServer 7.0 and RealProducer 7.0, the latest advancements to RealSystem G2, as well as RealSlideshow 2.0 and RealSlideshow Plus 2.0, which allow consumers to share digital pictures with audio narration and music over the Internet. In March 2000, we introduced Real.com Games, which offers a new online, digital distribution model for high quality downloadable computer games. In May 2000, we introduced Real Entertainment Center, an integrated suite of three new Internet media products -- RealPlayer 8, RealJukebox 2, and RealDownload 4. Also in

May, we released a beta version of RealVideo 8, an Internet media system that we believe delivers a high clarity, full-motion video experience to consumers using dial-up modems, full-screen VHS quality at mainstream broadband rates, and near DVD-quality video to those using high capacity networks or downloadable media. In August, we released the gold version of RealPlayer 8, RealJukebox 2, RealDownload 4 and launched RealPlayer GoldPass, a for-pay media subscription service available today to RealPlayerPlus customers. RealPlayer GoldPass will give subscribers access to a combination of premium software, services and content updated monthly.

We report revenues in three categories:

- Software license fees, which include revenues from sales of our RealPlayer Plus, RealJukebox Plus, RealSlideshow Plus, RealDownload Plus, Real Entertainment Center Plus, Xing AudioCatalyst, RealServers and related authoring and publishing tools, sales of our products through OEM channels, and sales of third-party products.

- Service revenues, which include support and maintenance services that we sell to customers who purchase our RealPlayer Plus, RealJukebox Plus, Real Entertainment Center Plus, RealServers and tools products, RealPlayer GoldPass subscription service, broadcast hosting services we provide through our Real Broadcast Network, and consulting services we offer to our customers.

- Advertising revenues, which are derived from the sale of advertising on our Web sites and the placement and distribution of RealChannels, LiveStations and advertising and promotional buttons and links included in the RealPlayer and the RealJukebox products.

        In March 1998, we acquired Vivo Software, Inc., a privately-held developer of streaming media creation tools, in an acquisition accounted for using the purchase method of accounting.

        In August 1999, we acquired Xing Technology Corporation, a privately-held provider of standards-based digital audio and video encoding and decoding technology, including MP3 software. The transaction was accounted for using the pooling-of-interests method of accounting. All of our financial data presented in the consolidated financial statements and management's discussion and analysis of financial condition and results of operations has been restated to include the historical financial information of Xing as if it had always been a part of RealNetworks. Prior to the merger, Xing operated on a June 30 fiscal year. The results of Xing's operations have been restated to conform to RealNetworks' December 31 fiscal year-end.

        In January 2000, we acquired NetZip, Inc., a privately-held developer and provider of Internet download management and utility software. The transaction was accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

        REVENUES

        Software License Fees. Software license fees were $39.7 million for the quarter ended September 30, 2000, an increase of 65% from $24.1 million in the comparable quarter of the prior year. Software license fees were $111.9 million for the nine months ended September 30, 2000, an increase of 78% from $62.7 million in the comparable period of the prior year. The increases were due primarily to a greater volume of products sold as a result of growth in the demand for media delivery on the Internet, new OEM agreements, the introduction of new products, including RealJukebox Plus and RealSlideshow Plus, Real Entertainment Center Plus and products associated with the NetZip acquisition in January 2000 including RealDownload Plus. Revenue also increased as a result of sales of our products to companies deploying content distribution networks. Software license fees included $2.6 million for the quarter ended September 30, 1999, and $5.2 million and $7.7 million for the nine months ended September 30, 2000 and 1999, respectively, related to the Microsoft license agreement we entered into in September 1997, which concluded in June 2000.

        Service Revenues. Service revenues were $13.9 million for the quarter ended September 30, 2000, an increase of 109% from $6.6 million in the comparable quarter of the prior year. Service revenues were $37.7 million for the nine months ended September 30, 2000, an increase of 114% from $17.6 million in the comparable period of the prior year. The increases were primarily attributable to a larger installed base of our server products and related increases in sales of support and upgrades to companies deploying our server products in content distribution networks, increases in consulting and Real Broadcast Network streaming media hosting services, increases in support and upgrades for the RealPlayer Plus, and the introduction of support and upgrades for RealJukebox Plus and Real Entertainment Center Plus.

        Advertising Revenues. Advertising revenues were $13.5 million for the quarter ended September 30, 2000, an increase of 224% from $4.2 million in the comparable quarter of the prior year. Advertising revenues were $33.7 million for the nine months ended September 30, 2000, an increase of 352% from $7.5 million in the comparable period of the prior year. The increases in advertising revenues were due to increased traffic on our Web sites, the increased effectiveness of our advertising sales force, higher average advertising rates, and revenue associated with increased sales and distribution of RealChannels, LiveStations, search functionality, and other advertisements and promotional links included in the RealPlayer and RealJukebox products.

        Geographic Revenues. Excluding revenues from the Microsoft license agreement, international revenues represented 28% of total net revenues for the quarter ended September 30, 2000 and 21% of total net revenues for the quarter ended September 30, 1999. Revenues generated in Europe were 17% of total net revenues for the quarter ended September 30, 2000 and 11% of total net revenues for the quarter ended September 30, 1999 (excluding revenues from the Microsoft license agreement). Revenues generated in Asia and the rest of the world were 11% of total net revenues for the quarter ended September 30, 2000 and 10% of total net revenues for the quarter ended September 30, 1999 (excluding revenues from the Microsoft license agreement). Excluding revenues from the Microsoft license agreement, international revenues represented 27% of total net revenues for the nine months ended September 30, 2000 and 23% of total net revenues for the nine months September 30, 1999. Revenues generated in Europe were 15% of total net revenues for the nine months ended September 30, 2000 and 12% of total net revenues for the nine months ended September 30, 1999 (excluding revenues from the Microsoft license agreement). Revenues generated in Asia and the rest of the world were 12% of total net revenues for the nine months ended September 30, 2000 and 10% of total net revenues for the nine months ended September 30, 1999 (excluding revenues from the Microsoft license agreement).

        Deferred Revenues. We had deferred revenue of $60.3 million as of September 30, 2000 and $47.3 million as of December 31, 1999. To date, revenue from contracts with customers developing content delivery networks is recognized over the term of the arrangement commencing upon the customer's deployment of our technology in their network build-out. As many of the agreements related to the content delivery networks have been with companies that have had limited operating histories, we had historically required prepayments related to such customers. Cash prepayments associated with these contracts are recorded as deferred revenue and amounted to $34.6 million and $19.9 million at September 30, 2000 and December 31, 1999, respectively. If in the future we enter into agreements with more established companies, we may not require these prepayments and as such, we anticipate our deferred revenue balances may decline as a result. As of September 30, 2000 and December 31, 1999, $0 and $5.2 million, respectively, of the deferred revenue balances related to the Microsoft license agreement. The remaining balance of deferred revenue is comprised of the unrecognized portion of support contracts, prepayments under OEM arrangements, and other prepayments for which the earnings process has not been completed.

        COST OF REVENUES

        Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, and fees paid to third-party vendors for order fulfillment. Cost of software license fees was $3.4 million for the quarters ended September 30, 2000 and 1999. Cost of software license fees decreased as a percentage of software license fees to 8% from 14%. Cost of software license fees was $11.7 million for the nine months ended September 30, 2000, an increase of 24% from $9.4 million in the comparable period of the prior year, but decreased as a percentage of software license fees to 10% from 15%. The increases in absolute dollars were due primarily to higher sales volumes. The decreases as a percentage of software license fees were due primarily to changes in the mix of products sold.

        Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and consulting services and expenses incurred in providing our streaming media hosting services. Cost of service revenues was $3.8 million for the quarter ended September 30, 2000, an increase of 100% from $1.9 million in the comparable quarter of the prior year, but decreased as a percentage of service revenues to 27% from 28%. Cost of service revenues was $9.9 million for the nine months ended September 30, 2000, an increase of 132% from $4.3 million in the comparable period of the prior year, and increased as a percentage of service revenues to 26% from 24%. The increases in cost of service revenues were primarily due to increased staff and contract personnel needed to provide services to a greater number of customers, including consulting and streaming media hosting services, increased bandwidth costs as a result of increased streaming media hosting services, expansion of customer service and technical support into international regions, and support costs related to the introduction of RealJukebox and RealDownload.

        Cost of Advertising Revenues. Cost of advertising revenues includes personnel and related costs associated with maintenance of programming services, content creation and maintenance and fees paid to third parties for content included in our Web sites. Cost of advertising revenues was $2.9 million for the quarter ended September 30, 2000, an increase of 327% from $0.7 million in the comparable quarter of the prior year, and increased as a percentage of advertising revenues to 21% from 16%. Cost of advertising revenues was $6.7 million for the nine months ended September 30, 2000, an increase of 268% from $1.8 million in the comparable period of the prior year, but decreased as a percentage of advertising revenues to 20% from 24%. The increases in absolute dollars were primarily due to increases in the quality and quantity of content available on our Web sites and enhancements and updates made to existing Web sites.

        Our gross margins may be adversely affected by the mix of products and services sold.

        OPERATING EXPENSES

        Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, related personnel costs, consulting fees associated with product development, and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility is generally not established until substantially all development is complete. We believe that significant investment in research and development is a critical factor in attaining our strategic objectives and, as a result, we expect to increase research and development expenditures in future periods. Research and development expenses were $16.1 million for the quarter ended September 30, 2000, an increase of 61% from $10.0 million in the comparable quarter of the prior year. Such expenses decreased as a percentage of total net revenues to 24% from 29%. Research and development expenses were $41.0 million for the nine months ended September 30, 2000, an increase of 58% from $25.9 million in the comparable period of the prior year. Such expenses decreased as a percentage of total net revenues to 22% from 30%. Research and development expenses were primarily related to the development of new technology and products, as well as enhancements made to existing products. The increase in absolute dollars was primarily due to increases in internal development personnel, consulting expenses and contract labor. The decrease in percentage terms was a result of revenues growing at a faster rate than expenses.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, consulting fees, tradeshow expenses, advertising costs and cost of marketing collateral. We intend to increase our branding and marketing efforts and, therefore, expect sales and marketing expenses to increase in future periods. Sales and marketing expenses were $27.5 million for the quarter ended September 30, 2000, an increase of 100% from $13.7 million in the comparable quarter of the prior year. Such expenses increased as a percentage of total net revenues to 41% from 39%. Sales and marketing expenses were $77.2 million for the nine months ended September 30, 2000, an increase of 108% from $37.1 million in the comparable period of the prior year. Such expenses remained constant at 42% of total net revenues. The increases in absolute dollars were due to the expansion of our direct sales and marketing organization, the creation of additional foreign and domestic sales offices, consulting expenses, increased advertising, attendance at trade shows, and expenses related to the annual RealNetworks conference and the RealNetworks Europe conference. The increase in percentage terms was a result of expenses growing at a faster rate than revenues.

        General and Administrative. General and administrative expenses consist primarily of salaries, related personnel costs and fees for professional services. We expect general and administrative expenses to increase as we expand our staff and incur additional costs related to growth of our business. General and administrative expenses were $7.0 million for the quarter ended September 30, 2000, an increase of 67% from $4.2 million in the comparable quarter of the prior year. Such expenses decreased as a percentage of total net revenues to 10% from 12%. General and administrative expenses were $21.2 million for the nine months ended September 30, 2000, an increase of 96% from $10.8 million in the comparable period of the prior year. Such expenses remained constant at 12% of total net revenues. The increases in absolute dollars were primarily a result of increased personnel, litigation defense costs, and charitable contributions of 5% of our pre-tax net income (excluding amortization of goodwill and stock-based compensation expense).

Goodwill Amortization, Acquisition Charges and Stock Based Compensation

        In August 1999, we acquired Xing Technology Corporation, a provider of standards-based digital audio and video encoding and decoding technology, including MP3 software. We issued approximately 1,464,000 shares of our common stock in exchange for all outstanding shares of Xing stock. The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, the consolidated financial statements include the accounts of Xing for all periods presented.

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

        In connection with the NetZip acquisition, we incurred approximately $6.1 million in acquisition-related expenditures. These expenditures included $3.5 million in relocation payments, and retention bonuses for NetZip employees, and $2.6 million in professional fees and other costs. As of September 30, 2000, approximately $3.6 million of these costs had been paid. The remaining costs are expected to be paid during the remainder of 2000 and the first quarter of 2001. The cost of the retention bonuses is being recognized over the related service period.

        Also as part of our acquisition of NetZip, common stock was issued to certain former stockholders of NetZip. The common stock is subject to forfeiture over a period of 30 months beginning January 25, 2000. The value of $144 million is being amortized over the forfeiture period. Stock-based compensation expense for the quarter ended September 30, 2000 was $26.1 million. Stock-based compensation expense for the nine months ended September 30, 2000 was $70.4 million. Goodwill amortization expense for the quarter ended September 30, 2000 was $11.6 million. Goodwill amortization expense for the nine months ended September 30, 2000 was $31.6 million.

        OTHER INCOME, NET

        Other income, net consists primarily of earnings on cash, cash equivalents and short-term investments. Other income, net was $5.1 million and $3.9 million for the quarters ended September 30, 2000 and 1999, respectively. Other income, net was $15.3 million and $5.5 million for the nine months ended September 30, 2000 and 1999, respectively. The increases were primarily due to higher returns on invested cash balances primarily as a result of cash generated from operations, proceeds from exercises of stock options and the cash proceeds from our secondary public offering of common stock completed during the second quarter of 1999.

        INCOME TAXES

        For the quarter ended September 30, 2000, we recorded an income tax provision, although we do not expect to pay federal income taxes in the near future, due primarily to tax deductions related to the exercise of employee stock options, the benefit of which is recorded directly to shareholder equity. During the quarter ended September 30, 2000, our effective income tax rate differed from the amount computed by applying the statutory federal rate principally due to nondeductible amortization of goodwill and stock compensation charges related to the acquisition of NetZip. Excluding these nondeductible charges, our effective tax rate was approximately 35%. For the nine months ended September 30, 2000, our effective tax rate differed from the amount computed by applying the statutory federal rate primarily due to a reduction in the valuation allowance for deferred tax assets and due to nondeductible amortization of goodwill and stock compensation charges related to the acquisition of NetZip. For the quarter and nine months ended September 30, 1999, we did not recognize income tax expense as a result of reductions in our valuation allowance for deferred tax assets. As of September 30, 2000, we had net operating loss carryforwards of approximately $363.0 million. Substantially all of the net operating loss carryforwards results from stock option deductions, the realization of which would increase shareholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $52.3 million and $22.8 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by operating activities for the nine months ended September 30, 2000 resulted primarily from income from operations of $27.0 million (excluding $103.8 million of goodwill amortization, acquisition charges, and stock based compensation), an increase in deferred revenue of $12.6 million, an increase in accrued and other liabilities of $12.0 million, and depreciation of $6.3 million. This was partially offset by an increase in accounts receivable of $6.1 million. Net cash provided by operating activities for the nine months ended September 30, 1999 resulted primarily from an increase in current liabilities and non-cash charges associated with depreciation and amortization, which was partially offset by net loss from operations.

        Net cash used in investing activities was $85.8 million and $101.9 million for the nine months ended September 30, 2000 and 1999, respectively. This was primarily a result of the purchase of equity securities held as long-term investments of $29.3 million for the nine months ended September 30, 2000, net purchases of short-term investments, and purchases of equipment and leasehold improvements.

        Net cash provided by financing activities was $18.4 million and $234.5 million for the nine months ended September 30, 2000 and 1999, respectively. In the second quarter of 1999, we sold 4,125,000 shares of our common stock in a secondary public offering. Net proceeds of the offering were $228.8 million.

        At September 30, 2000, we had $359.4 million in cash, cash equivalents and short-term investments. As of September 30, 2000, our principal commitments consisted of obligations under operating leases. Since our inception, we have experienced and expect to continue to experience a substantial increase in our capital expenditures to support expansion of our operations and information systems.

        In January 1998, we entered into a lease agreement for a new location for our corporate headquarters. The lease commenced on April 1, 1999 and expires on April 1, 2011, with an option to renew the lease for either a three-or ten-year period. In August 2000, we entered into a 10-year lease agreement for additional office space for our corporate headquarters.

        We do not hold derivative financial instruments or equity securities in our short-term investment portfolio. Our cash equivalents and short-term investments consist of high quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio and requires that all investments mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase. Because we have historically had the ability to hold our fixed income investments until maturity, we would not expect our operating results or cash flows to be significantly affected by a sudden change in market interest rates on our securities portfolio.

        We conduct our operations in eight primary functional currencies: the United States dollar, the Japanese yen, the British pound, the French franc, the euro, the Mexican peso, the Brazilian real and the German mark. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan and Germany, where we invoice our customers primarily in yen and euros, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2000 and 1999.

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

MICROSOFT RELATIONSHIP

        In September 1997, we entered into a strategic agreement with Microsoft pursuant to which we granted Microsoft a nonexclusive license to certain substantial elements of the source code of our RealAudio/RealVideo Version 4.0 technology and related RealNetworks trademarks for a license fee of $30.0 million. We recognized revenue related to the agreement ratably over the three-year term of our obligations under the agreement. The agreement concluded during the quarter ended June 30, 2000. In that quarter we recognized the remaining deferred balance of this contract.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT MAINTAIN PROFITABILITY

            We have incurred significant losses since our inception and we may never sustain or increase profitability. As of September 30, 2000, we had an accumulated deficit of approximately $111.6 million. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to maintain profitability. While we had net income in 1999, we may not continue our historical growth or generate sufficient revenues to sustain or increase profitability (excluding acquisition charges) on a quarterly or annual basis in the future.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY

            As a result of our limited operating history and the rapidly changing and uncertain nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period-to-period, and period-to-period results are not likely to be meaningful. These fluctuations may be caused by a number of factors, many of which are beyond our control. These factors include the following, as well as others discussed elsewhere in this report:

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

      - the emergence and success of new and existing competition and technological solutions;

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

            In recent periods, many Internet related companies have experienced financial difficulties, in part as a result of their inability to access capital from financial markets. This has impacted, either directly or indirectly, the internet ecosystem which directly impacted both our customers and prospective customers. The result is that some of these companies have ceased operations, some are continuing to experience financial difficulty, and sales cycles for some of our customers and potential customers have taken longer to close than in the past. In the event that a substantial number of our customers or potential customers experience financial difficulties in the future, our ability to increase or maintain sales to such customers will be adversely affected.

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

            Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services are entering the market all the time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology franchise. Price concessions or the emergence of other pricing or distribution strategies or technology solutions of competitors may diminish our revenues, impact our margins or lead to a reduction in our market share, any of which will harm our business.

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

      - our ability to license or develop and support secure formats for digital media delivery, particularly music and video;

      - our ability to license and support popular and emerging media formats for digital media delivery, particularly music and video, in a market where competitors may control the intellectual property rights for these formats;

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

      - the build-out and deployment of broadband infrastructures and technologies; and

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

            Microsoft distributes its competing streaming media server and tools products by bundling them with its Windows NT servers at no additional charge and by making them available for download from its Web site for free. While we also provide free downloads of certain of our products, including players, servers and tools, Microsoft's practices have caused, and may continue to cause, pricing pressure on our products. These practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution and bundling contracts for its streaming media products with third parties such as Internet service providers (ISPs), content delivery networks, online service providers, content providers, entertainment companies, media companies, broadcasters, value added resellers (VARs) and original equipment manufacturers (OEMs), including third parties with whom we have relationships. In addition, Microsoft has invested significant sums of money in certain of our current and potential customers and content suppliers, and we expect this trend to continue, which may cause such customers to stop using or reduce their use of our products and services, or withhold desirable media content from us or end users of our products. Such arrangements, together with Microsoft's aggressive marketing of Windows NT and of its streaming media products, may reduce our share of the streaming media market.

            Microsoft's Windows Media Player competes with our RealPlayer products. The Windows Media Player is available for download from Microsoft's Web site for free, and is integrated into Microsoft's Internet Explorer Web browser, the Windows 98 and Windows 2000 operating systems and the new Windows Millennium edition operating system, a significant focus of which is media delivery. In addition, Microsoft has bundled certain audio capabilities into a radio toolkit for Internet Explorer 5.0. Internet Explorer also includes Window Media Guide, which provides links to multimedia content on the Internet, especially content in Microsoft's streaming or digital media formats. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating systems and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users to its streaming or digital media products. Currently, our RealPlayer has a high degree of market penetration: we have over 150 million unique registered users and estimate that more than 85% of all streaming media Web pages use our technology. Our market position will be difficult to sustain, particularly in light of Microsoft's efforts and dominant position in operating systems.

            Microsoft's Windows Media Player also competes with our RealJukebox products, and Microsoft has invested in other digital distribution technologies that compete with RealJukebox, like the MusicMatch Jukebox. The Windows Media Player and MusicMatch Jukebox support the Windows Media format, but not RealNetworks' media formats. Microsoft has also announced Windows Media Technologies 7, a platform for authoring, delivering and playing digital media intended to compete with RealSystem. Microsoft also supports and promotes other third party products competitive to our products. We expect Microsoft and other competitors to devote significantly greater resources to product development in the jukebox and digital media categories.

            Microsoft also competes with us to attract broadcasters of high quality or popular content to promote and deliver such content in Microsoft's formats, in some cases on an exclusive or preferential basis. While we have rights to playback certain content in Microsoft formats through our RealPlayer and RealJukebox product, we may not secure necessary rights from Microsoft to enable our products to play back all such content or content in Microsoft's newest formats. Microsoft has entered into agreements with content providers, such as Warner Music Group, under which such content providers will make their music or other content available in Windows Media formats using the Windows Media Digital Rights Management technology. RealJukebox and/or RealPlayer may be disadvantaged if they cannot play content in Windows Media formats or secured by the Windows Media Digital Rights Management technology, or if such content providers do not also make their content available in RealNetworks' media formats. In some cases, we believe Microsoft uses its financial resources and monopoly leverage to obtain rights to such content. We believe that Microsoft's commitment to and presence in the media delivery industry has increased and that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

            In addition to Microsoft, we face increasing competition from other companies that are developing and marketing streaming media products. Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and licenses for free source code to the server under the conditions of Apple Computer's end user license agreement. We expect that Apple Computer will devote more resources to developing and marketing streaming media systems, and will seek to compete more vigorously with us in the marketplace. Companies such as AOL and Yahoo! and many smaller competitors offer various products that compete with our player and jukebox products and more companies are attempting to develop competitive products all the time. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage.

            We do not believe that clear standards have emerged with respect to non-PC wireless and cable-based systems. Likewise, no one company has yet gained a dominant position in the mobile device market. However, certain products and services in these markets support our technology, and certain support our competitors' technology, especially that of Microsoft, which can use its monopoly position in the operating system business and other financial resources to gain access to these markets, potentially to the exclusion of us. Other companies' products and services or new standards may emerge in any of these areas, and differing standards may emerge among different global markets, which could reduce demand for our technology and products or render them obsolete.

            In addition, our media delivery products face competition from "fast download" media delivery technologies such as AVI, QuickTime and MP3. We also face competition from recently emergent and rapidly accepted peer-to-peer file sharing services, which allow computer users to connect with each other and directly access and copy many types of program files, including music and other media, from one another's hard drives, such a Napster and Gnutella. Such services allow consumers to directly access content without relying on content providers to make the content available for streaming or digital download, and without relying on products such as the RealPlayer or RealJukebox to be able to play, record and store such content. Other fast download or non-streaming IP-based content distribution methods are likely to emerge and could compete with our products and services, which could harm our business.

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN OTHER PARTS OF OUR BUSINESS

            Media Hosting. Our media hosting service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting and broadcast services. These companies include Yahoo! Broadcast Services, Akamai/Intervu, Enron Communications, Digital Island, Globix, Intel, iBeam, Panamsat and others who are building out broadcast networks. Some of these competitors offer other services which Real Broadcast Network does not offer, such as web page hosting or broadcast hosting in media formats not supported by Real Broadcast Network. We may not establish or sustain our competitive position in this market segment. Some media hosting competitors are also customers on whom we rely to help drive product download traffic to our Web sites through their broadcast events. We also sell servers and tools to companies that compete with Real Broadcast Network. As our relationship becomes more competitive, such companies may choose to purchase less or more of our products or services. Microsoft does not currently offer its own media hosting services, but it does own investments in competitive hosting services and it encourages customers who use Microsoft technology to use hosting services that compete with Real Broadcast Network.

            Web Site Destinations, Content and Advertising. The number of Web sites competing for advertising revenues is growing. Our Web sites and the Real.com Network, including Real.com, RealNetworks.com, Real.com Guide, Take 5, Film.com and LiveConcerts.com, compete for user traffic and Internet advertising revenues with a wide variety of Web sites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft's Windows Media Guide, compete with our Real.com Guide. We also compete with traditional media such as television, radio and print for a share of advertisers' total advertising budgets. Our advertising sales force and infrastructure are still in early stages of development relative to those of many of our competitors. We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. Certain recent slowdowns in funding for Internet-related companies appears to have had a negative effect on Internet advertising markets. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, or if we lose Web site traffic, our business could be harmed.

            Electronic Commerce and Subscription Services. The electronic commerce features of our Web sites compete with a variety of other Web sites for consumer traffic. To compete successfully in the electronic commerce market, we must attract sufficient traffic to our Web sites by offering high-quality, competitively priced, desirable merchandise in a compelling, easy-to-purchase format. In addition, we must successfully leverage our existing user base to develop the market for our products and services. We recently introduced the RealPlayer GoldPass subscription service, which provides customers access to a combination of premium software, services and content, updated monthly, in exchange for a monthly fee. While we intend for GoldPass to create meaningful opportunities for long-term recurring revenue and enable us to deepen our relationship with our end users through personalization of services to their interests, it is too early to predict its acceptance by consumers or potential for success in the market. We may not compete successfully in the growing and rapidly changing market for electronic commerce and subscription services. Our failure to do so could harm our business.

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

            While over 45 million copies of RealJukebox have been downloaded since its beta release on May 3, 1999, it is too soon to determine whether consumers will adopt RealJukebox as their primary application to play, record, download and manage their digital music. Even if RealJukebox achieves a high degree of market acceptance, it may not achieve a high level of use, which would lead to a low rate of upgrade sales and electronic commerce opportunities. There are a number of competitive products on the market that offer certain of the features offered by RealJukebox. These products include WinAmp Player, MusicMatch Jukebox, Sonique Player, Liquid Audio Player, a2b Player, AOL 6.0, Windows Media Player and others. Because free versions are available for all of these competing products, our ability to sell RealJukebox upgrades, and the prices we charge, may be affected. Given the size and importance of the general market for music distribution, competitors will likely release additional products that directly compete with RealJukebox, which could harm our business. Our competitors may develop new features and technology not available in RealJukebox, including advanced codecs and digital rights management technology, which could harm our business.

            RealJukebox also faces competition from the emergence of widespread peer-to-peer file sharing services and programs like Napster and Gnutella. Napster recently announced an agreement under which Bertelsmann Music Group would license its content to Napster for legal distribution as part of a subscription program. Our inability to achieve widespread acceptance for RealNetworks digital music architecture and RealJukebox or to create new revenue streams from the new market segments, including digital music content, could harm our business.

            We have announced that RealJukebox supports or will support a variety of audio formats, including RealAudio G2, MP3, Liquid Audio, Mjuice, Windows Media Audio, IBM's EMMS, and a2b. However, technical formats and consumer preferences evolve very rapidly, and we may be unable to adequately address consumer preferences or fulfill the market demand to the extent it exists. In addition we must provide digital rights management solutions and other security mechanisms in order to address concerns of content providers, and we cannot be certain that we can develop, license or acquire such solutions, or that consumers will accept them.

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

WE RELY ON CONTENT PROVIDED BY THIRD PARTIES TO INCREASE MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES

            If third parties do not develop or offer compelling content to be delivered over the Internet, or grant necessary licenses to us or our customers to distribute or perform such content, our business will be harmed and our products and services may not achieve or sustain broad market acceptance. We rely on third-party content providers, such as radio and television stations, record labels, media companies, Web sites and other companies, to develop and offer content in our formats that can be delivered using our server products and played back using our player products, or downloaded using our download products. While we have a number of short-term agreements with third parties to provide content from their Web sites in our formats, most third parties are not obligated to develop or offer content using our technology. In addition, some third parties have entered into and may in the future enter into agreements with our competitors, principally Microsoft, to develop or offer all or a substantial portion of their content in our competitors' formats. Microsoft has more resources than us that may enable it to secure preferential and even exclusive relationships with content providers. There could be less demand for and use of our products if Microsoft or another competitor were to secure preferential or exclusive relationships with the leading broadcasters, record companies or Web sites. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats to encourage and sustain broad market acceptance of our products. Their failure to do so would harm our business.

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

            To the extent that our advertisers are experiencing slow-downs in their businesses or tighter resources to fund advertising, our anticipated revenue results could be harmed.

WE DEPEND ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US

            Our success substantially depends on the continued employment of our executive officers and key employees, particularly Robert Glaser, our founder, chairman of the board and chief executive officer. The loss of the services of Mr. Glaser or any of our other executive officers or key employees could harm our business. Each of these individuals has acquired specialized knowledge and skills with respect to RealNetworks and its operations. As a result, if certain individuals were to leave RealNetworks, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Several of our personnel have reached or will soon reach the five-year anniversary of their RealNetworks hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While most personnel are typically granted additional stock options, which will usually vest over a period of five years, subsequent to their hire date to provide additional incentive to remain at RealNetworks, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. None of our executive officers has a contract that guarantees employment. Other than the $2 million insurance policy on the life of Mr. Glaser, we do not maintain "key person" life insurance policies. If we do not succeed in retaining and motivating existing personnel, our business could be harmed.

OUR FAILURE TO ATTRACT, TRAIN OR RETAIN HIGHLY QUALIFIED PERSONNEL COULD HARM OUR BUSINESS

            Our success also depends on our ability to attract, train and retain qualified personnel in all areas, especially those with management and product development skills. In particular, we must hire additional experienced management personnel to help us continue to grow and manage our business, and skilled software engineers to further our research and development efforts. At times, we have experienced difficulties in hiring personnel with the proper training or experience, particularly in technical areas. Competition for qualified personnel is intense, particularly in high-technology centers such as the Pacific Northwest, where our corporate headquarters are located. In making employment decisions, particularly in the Internet and high-technology industries, job candidates and even our current personnel often consider the value of stock options they may receive in connection with their employment. As a result of recent volatility in our stock price, we may be disadvantaged in competing with companies that have not experienced similar volatility or that have not yet sold their stock publicly. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be harmed.

WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH

            We cannot successfully implement our business model if we fail to manage our growth. We have rapidly and significantly expanded our operations domestically and internationally and anticipate further expansion to take advantage of market opportunities. We have increased the number of our full-time employees from 325 on January 1, 1998 to 968 on September 30, 2000. Managing this substantial expansion has placed a significant strain on our management, operational and financial resources. If our growth continues, we will need to continue to improve our financial and managerial control and reporting systems and procedures.

            We are in the process of implementing new management information software systems. This will affect many aspects of our business, including our accounting, operations, electronic commerce, customer service, purchasing, sales and marketing functions. The purchase, implementation and testing of these systems have resulted, and will result, in significant capital expenditures and disruptions to our day-to-day operations. If these systems are not implemented or do not operate as expected, our ability to provide products and services to our customers on a timely basis will suffer and delays in the recording and reporting of our operating results could occur.

POTENTIAL ACQUISITIONS INVOLVE RISKS WE MAY NOT ADEQUATELY ADDRESS

            As part of our business strategy, we have acquired technologies and businesses in the past, and intend to do so in the future. The failure to adequately address the financial and operational risks raised by acquisitions of technology and businesses could harm our business. Acquisition or business combination transactions are accompanied by a number of significant risks. Financial risks related to acquisitions include:

      -     potentially dilutive issuances of equity securities;

      -     use of cash resources;

      -     the incurrence of additional debt and contingent liabilities;

      - large write-offs and the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset; and

      - amortization expenses related to goodwill and other intangible assets

      Acquisitions also involve operational risks, including:

      - difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company;

      - diversion of management's attention from other business concerns and the potential disruption of our ongoing business;

      - the difficulty of incorporating acquired technology or content and rights into our products and services and unanticipated expenses related to such integrations;

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

            In August 1999, we acquired Xing Technology Corporation, an MP3 software developer, in a transaction that was accounted for using the pooling of interests method of accounting. We may not be able to use the pooling of interests method of accounting for future acquisitions, which could result in the future incurrence of substantial expenses relating to the amortization of goodwill. The Xing transaction includes risk associated with the fact that most of the Xing employees have remained in the San Lois Obispo, California office of Xing and have not relocated to Seattle, which may make it more difficult to successfully manage.

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

            We may not be successful in addressing the risks associated with the above or other acquisitions and may encounter other problems as well.

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

            In addition, we believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service and necessary increases in bandwidth availability, remain largely unresolved and may affect the amount and type of business that is conducted over the Internet, and impact our ability to sell our products and services and ultimately impact our business results.

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

CHANGES IN NETWORK INFRASTRUCTURE, TRANSMISSION METHODS AND BROADBAND TECHNOLOGIES POSE RISKS TO OUR BUSINESS

            We believe that increased Internet use and especially the use of media over the Internet may depend on the availability of greater bandwidth or data transmission speeds (also known as broadband transmission). If broadband access becomes widely available, we believe it presents both a substantial opportunity and a significant business challenge for us. Internet access through cable television set-top boxes, digital subscriber lines or wireless connections could dramatically reduce the demand for our products and services by utilizing alternate technology that more efficiently transmits data and media. This could harm our business as currently conducted.

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

            In the coming years, the number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, cellular telephones and television set-top devices, is expected to increase dramatically. Our products and services are primarily designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alterative devices may make the use of our products and services through such devices difficult, and we may be unsuccessful in our efforts to modify our current products and services to provide a compelling experience for users of alternative devices. As we have limited experience to date in creating versions of our products and services optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so and we may need to devote significant resources to create, support and maintain such versions. If we are unable to attract and retain substantial number of alternative device manufacturers to license and incorporate our technology into their devices, we will fail to capture a sufficient share of an increasingly important portion of the market for digital media delivery. Further, a failure to develop revenue-generating relationships with enough device manufacturers whose products are adopted by a significant number of device users could have a material adverse effect on our business, operating results and financial condition.

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

            We would be unable to accomplish many of these goals without the assistance of third parties. We anticipate that the efforts of our strategic partners will become more important as the multimedia experience over the Internet matures. For example, we may become more reliant on strategic partners to provide multimedia content, provide more secure and easy-to-use electronic commerce solutions and build out the necessary infrastructure for media delivery. We may not be successful in forming or managing strategic relationships. In addition, the efforts of our strategic partners may be unsuccessful. Furthermore, these strategic relationships may be terminated before we realize any benefit.

OUR INDUSTRY IS EXPERIENCING CONSOLIDATION THAT MAY INTENSIFY COMPETITION

            The Internet and media distribution industries have recently experienced substantial consolidation and a proliferation of strategic transactions. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

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

      - suppliers of important or emerging technologies could be acquired by a competitor or other company which could prevent us from being able to utilize such technologies in our offerings, and disadvantage our offerings relative to those of competitors;

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

Announcements and consolidations that could affect our business include:

      -     AOL's plan to acquire Time-Warner;

      - Bertelsmann Music Group's recent announcement that it would license its content to Napster for legal distribution as part of a subscription program, and make a substantial investment in Napster;

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

      -     Akamai's acquisition of Intervu.

OUR BUSINESS WILL SUFFER IF OUR SYSTEMS FAIL OR BECOME UNAVAILABLE

            A reduction in the performance, reliability and availability of our Web sites and network infrastructure will harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our revenues depend in large part on the number of users that download our products from our Web sites and access the content services on our Web sites. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications. A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures. Our operations also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We depend on Web browsers, ISPs and online service providers to provide Internet users access to our Web sites. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. In addition, certain ISPs have temporarily interrupted our Web site operations and ability to communicate with certain customers in response to the heavy volume of e-mail transmissions we generate and send to our large user base. These types of interruptions could continue or increase in the future.

            Our electronic commerce and digital distribution activities are managed by sophisticated software and computer systems. We continually develop and update these systems over time as our business and business needs grow and change, and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Web sites could be less attractive to such entities or individuals and our business would be harmed.

            Real Broadcast Network's business is dependent on providing customers with efficient and reliable services to enable such customers to broadcast content to large audiences on an as-needed basis. Real Broadcast Network's operations are also dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of such network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers and if we are unable to obtain such capacity on terms commercially acceptable to us, our business and operating results could suffer.

            Our computer and communications infrastructure is located at a single leased facility in Seattle, Washington. We do not have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

OUR NETWORK IS SUBJECT TO SECURITY RISKS THAT COULD HARM OUR BUSINESS AND REPUTATION AND EXPOSE US TO LITIGATION OR LIABILITY

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

            The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. For example, though we have not personally been impacted by these events, in February 2000, many commercial and governmental Web sites were the subject of intentional denial of service attacks designed to disrupt or disable the operation of such Web sites. Also, Microsoft recently announced that hackers had infiltrated its system and may have accessed source code to certain of its products. We may be required to expend significant capital or other resources to protect against the threat of security breaches or hacker attacks or to alleviate problems caused by such breaches or attacks.

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS

            We operate subsidiaries in Australia, England, France, Germany, Japan, Mexico, Brazil and Hong Kong, and market and sell products in several other countries. We have also entered into joint ventures internationally. For the quarter ended September 30, 2000, approximately 28% of our revenues, excluding revenues derived from our license agreement with Microsoft, were derived from international operations.

            A key part of our strategy is to develop localized products and services in international markets through joint ventures, subsidiaries and branch offices. To date, we have only limited experience in developing localized versions of our products and services and marketing and operating our products and services internationally, and we rely on the efforts and abilities of our foreign business partners in such activities. We believe that in light of the potential size of the customer base and the audience for content, and the substantial anticipated competition, we need to continue to expand quickly into international markets in order to effectively obtain and maintain market share. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower in adoption of the Internet as an advertising and commerce medium. In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level. We are subject to the normal risks of doing business internationally, as well as risks specific to Internet-based companies in foreign markets. These risks include:

      - delays in the development of the Internet as a broadcast, advertising and commerce medium in international markets;

      - difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems infrastructures in individual markets;

      - incompatible technology or distribution infrastructures, and different or incompatible standards-based technologies;

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS AND MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH ARE COSTLY TO DEFEND AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE

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

            To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. These efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology, or may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop which could reduce the value of our intellectual property. Effective trademark, copyright and trade secret protection may not be available in every country in which our products and services are distributed or made available through the Internet, and while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take action that could materially and adversely affect the value of our proprietary rights or the reputation of our products and services. Portions of the distinctive elements of our products and Web sites may not be available under copyright law. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate. As with other software products, our products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult.

            As of September 30, 2000, we had 32 registered U.S. trademarks or service marks, and had applications pending for an additional 27 U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word "Real" (such as RealSystem, RealAudio and RealVideo). We are aware of other companies that use "Real" in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word "Real" for all goods and services. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in such jurisdictions.

            As of September 30, 2000, we had twelve U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are preparing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties. In addition, others could independently develop substantially equivalent intellectual property.

            Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of their intellectual property rights, especially patents. Many parties are actively developing streaming media and digital distribution-related technologies, e-commerce and other Web-related technologies, as well as a variety of online business methods and models. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with streaming media and digital distribution, and online businesses, are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our products and services will be issued in the future. If a blocking patent has issued or issues in the future, we would need to either obtain a license or design around the patent. We may not be able to obtain such a license on acceptable terms, if at all, or design around the patent.

            Companies in the technology and content-related industries have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. In addition, we believe these industries are experiencing an increased level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the Internet and through new devices. The existence and/or outcome of such litigation could involve us or affect our business.

            From time to time we receive claims and inquiries from third parties in the form of letters, lawsuits and other forms of communications, alleging that our internally developed technology or technology we license from third parties may infringe the third parties' proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We are now investigating several of such pending claims. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and harm our business.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

            Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. However, many laws and regulations are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to areas such as content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, encryption, use of key escrow data, caching of content by server products, electronic authentication or "digital signatures," personal privacy, advertising, taxation, electronic commerce liability, e-mail, gambling, sweepstakes, promotions, content regulation, quality of products and services, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may therefore harm our business.

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

      -     increase our cost of doing business;

      - expose us to significant liabilities associated with content available on our Web sites or distributed or accessed through our products or services, with our provision of products and services, and with the features or performance of our products and Web sites;

      - lead to increased product development costs, or otherwise harm our business; or

      - decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

            On October 28, 1998, the Digital Millennium Copyright Act (DMCA) was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. We plan to engage in arbitration before a tribunal of the United States Copyright Office with the Recording Industry Association of America during 2001 to determine what, if any, licensee fee should be paid. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers.

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

            There are a large number of legislative proposals before the United States Congress and various state legislatures regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registration and revenue, and influence how and whether we can communicate with our customers.

WE MAY BE SUBJECT TO MARKET RISK AND LEGAL LIABILITY IN CONNECTION WITH THE DATA COLLECTION CAPABILITIES OF OUR PRODUCTS AND SERVICES

            Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products occasionally send information to servers at RealNetworks. Many of the services we provide also require that a user provide certain information to us. We post privacy policies concerning the use, collection and disclosure of our user data. Any failure by us to comply with our posted privacy policies and existing or new legislation regarding privacy issues could impact the market for our products and services, subject us to litigation and harm our business.

            Between November 1999 and March 2000, fourteen lawsuits were filed against us in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs in federal court in Pennsylvania and in Illinois state court have voluntarily dismissed their lawsuits. The remaining twelve actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. We have filed answers denying the claims and have filed suit in Washington state court to compel the state court plaintiffs to arbitrate their claims as required by our End User License Agreements. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks' motion to stay the court proceedings because the claims are subject to arbitration under our End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, we believe that the allegations in these actions are without merit, and intend to vigorously defend ourselves. If the plaintiffs prevail in their claims, we could be required to pay damages or other penalties, in addition to complying with injunctive relief, which could harm our business and our operating results.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR THE PROVISION OF THIRD-PARTY PRODUCTS, SERVICES OR CONTENT

            We periodically enter into arrangements to offer third-party products, services or content under the RealNetworks brand or via distribution on our Web sites, in products or service offerings. We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services or content. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, for defamation, negligence, copyright or trademark infringement, unlawful activity, or tort, including personal injury, fraud, or other theories based on the nature and content of information to which we provide links. Investigating and defending any of these types of claims is expensive, even to the extent that the claims do not result in liability. If the claims do result in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

REALNETWORKS' DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 44.8% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON REALNETWORKS' STOCK PRICE; SHAREHOLDERS MAY BE UNABLE TO EXERCISE CONTROL

            As of September 30, 2000, our executive officers, directors and affiliated persons beneficially own approximately 44.8% of our common stock. Robert Glaser, our chief executive officer and chairman of the board, beneficially owns approximately 34.0% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

            The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended September 30, 2000, the price of our common stock ranged from $29.625 to $96.00 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

      -     actual or anticipated variations in quarterly operating results;

      - announcements of technological innovations, new products or services by us or our competitors;

      - changes in financial estimates or recommendations by securities analysts;

      - the addition or loss of strategic relationships or relationships with our key customers;

      - conditions or trends in the Internet, streaming media, media delivery and online commerce markets;

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

            In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors has and may in the future reduce our stock price, regardless of our operating performance.

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

WE DONATE A PORTION OF NET INCOME TO CHARITY

            For the year ended December 31, 1999 and the nine months ended September 30, 2000, we were profitable (before goodwill amortization, acquisition charges, and stock-based compensation) and set aside 5% of our pretax net income for donations to charity. If we sustain profitability, we intend to donate such 5% of our annual net income (before goodwill amortization, acquisition charges, and stock-based compensation) to charitable organizations, and plan to begin to make charitable donations in the fourth quarter of 2000. This will reduce our net income. We have recently incorporated the non-profit RealNetworks Foundation to manage our charitable giving efforts.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as "believe," "intend," "plan," "expect" and "anticipate" or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

      - the future development and growth of, and opportunities for, the Internet and the online media delivery market;

      - the features and functionality of our future products, services and technologies;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

            Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our cash equivalents and short-term investments consist of high quality securities, as specified in our investment policy guidelines. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future interest income may be adversely affected by changes in interest rates. In addition, we may incur losses in principal if we sell securities that have declined in market value due to changes in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 1999, the fair value of the short-term investment portfolio would decline by an immaterial amount. Because we have historically had the ability to hold short-term investments until maturity and the substantial majority of our investments mature within one year of purchase, we do not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates.

            Investment Risk. As of September 30, 2000, we had investments in voting capital stock of privately-held, technology companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method since ownership in each case is less than 20% and we do not have significant influence. Our policy is to regularly review the operating performance in assessing the carrying value of the investments. To date, no impairment has been recorded. We have an investment in a joint venture and account for this investment using the equity method. We also have investments in voting common stock of publicly traded, technology companies for business and strategic purposes. These investments are subject to significant fluctuations in fair market value due to the volatility of the stock market. The cost of our investments in publicly traded equity securities was $17,999,000 and the related carrying value was $9,246,000 at September 30, 2000.

            Foreign Currency Risk. International revenues from our foreign subsidiaries accounted for approximately 28% of total net revenues in the quarter ended September 30, 2000, (excluding revenues from the Microsoft license agreement). These subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

            Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, foreign exchange rate volatility, and other factors discussed in this document. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

            Our exposure to foreign exchange rate fluctuations arises in part from intercompany payables and receivables to and from our foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on us for the quarter and nine months ended September 30, 2000 was not material.

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

            From time to time RealNetworks is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company currently has a number of such claims threatened against it relating to intellectual property infringement or employment, though it believes these claims are without merit. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company's business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


      (c) Between July 1, 2000 and September 30, 2000, the Company has issued and sold unregistered securities as follows:

            (1) An aggregate of 109,835 shares of Common Stock was issued in July 2000 in connection with a business combination. The aggregate consideration received for such shares was valued at approximately $2,021,130.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits Required by Item 601 of Regulation S-K:

            27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed

      (b)   Reports on Form 8-K:

            None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.

                           REALNETWORKS, INC.



                           By    /s/ Paul Bialek
                             ---------------------------------------------------
                                 Paul Bialek
                                 Senior Vice President, Finance and Operations,
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