Form 10-K405
period 2000-12-31
REALNETWORKS INC
filed 2001-04-02
CIK 1046327

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on March 20, 2001, as reported on NASDAQ, was $548,412,285. (1)

     The number of shares of the registrant's Common Stock outstanding as of March 20, 2001 was 160,641,149.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement relating to the registrant's 2001 Annual Meeting of Shareholders to be held on or about May 23, 2001 are incorporated by reference into Part III of this Report.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   12
Item 3.    Legal Proceedings...........................................   12
Item 4.    Submission of Matters to a Vote of Security Holders.........   13
Item 4A.   Executive Officers of the Registrant........................   14

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   16
Item 6.    Selected Consolidated Financial Data........................   17
Item 7.    Management's Discussion and Analysis of Financial Condition
           and
           Results of Operations.......................................   18
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................   45
Item 8.    Financial Statements and Supplementary Data.................   47
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and   Financial Disclosure..................................   71

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   71
Item 11.   Executive Compensation......................................   71
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   71
Item 13.   Certain Relationships and Related Transactions..............   71

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   72
Exhibit Index..........................................................   78

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

ITEM 1. BUSINESS

OVERVIEW

     RealNetworks is a leading global provider of software products and services for Internet media delivery. We pioneered the development of streaming media systems that enable the creation, real-time delivery and playback of audio, video and multimedia content on the Web. We believe that we have established a leadership position in the worldwide market for these systems, with more than 180 million unique registered users of our RealPlayer product, including more than 90 million users located outside the U.S. We believe our RealJukebox product is the most popular digital music jukebox system worldwide, with more than 50 million unique registered users. In addition, we believe that more than 85% of all Web pages that contain streaming media use RealAudio, RealVideo, or other RealNetworks formats.

     The broad acceptance of the Internet as a means of content delivery and consumption, combined with continuing advances in broadband and wireless technology, has greatly increased the practicality and popularity of a number of new digital media delivery formats. It has also moved the Internet closer to becoming a truly mass medium. That is why RealNetworks has focused on building a single universal platform for Internet media delivery -- one that is capable of delivering media in any format to any device anywhere. Our current system software, RealSystem iQ, embodies this approach. RealSystem iQ enables content providers to deliver high quality Internet audio and video to consumers with what we believe to be the highest levels of scalability, reliability and flexibility. We have also formed strategic alliances with leading manufacturers of chips, servers, personal computers, wireless and personal music devices, as well as other consumer electronic devices, to incorporate our streaming and downloadable media technology in their products. These relationships help reinforce our leadership position in end-to-end Internet media delivery.

     Because of our worldwide user base, we also have a unique ability to pool consumer demand on a very large scale. Accordingly, we have developed a variety of products and services to connect content providers, broadcasters and advertisers with that user base. These products and services include the Real.com Network of Web sites, the Real Broadcast Network and our RealPlayer GoldPass subscription service, which offers subscribers an all-in-one package of premium software, services and exclusive content. Our strategy is to continue to develop new distribution channels and technologies for content providers and broadcasters to reach our audience of more than 180 million unique registered users with high quality streaming media programming.

MEDIA DELIVERY PRODUCTS AND SERVICES

     RealSystem iQ. RealSystem iQ is a universal platform for Internet media delivery. RealSystem iQ is a robust, standards-based, end-to-end system architecture that can provide a single common platform for

Internet media delivery -- permitting Internet media delivery from many platforms, in many formats, and to many devices and creating, in effect, a peer-to-peer network of streaming servers optimized for the cost-effective and reliable delivery of digital media.

     RealSystem iQ operates at multiple levels to reduce congestion in the "middle of the network." Previous technologies relied on origin servers to distribute media streams to intermediate servers and then to consumers. These first-generational designs are susceptible to multiple points of failure and require expensive investments to lessen network congestion. RealSystem iQ's Neuralcast Technology fundamentally changes this "one-way" approach of origin-to-edge distribution. By creating honeycombs of distributed interconnected servers, Neuralcast Technology empowers all servers to broadcast into the network, receive content from any other server, and deliver media to consumers. In addition, RealSystem iQ is designed to transport and deliver over 45 media types, including RealAudio, RealVideo, MP3 and Flash, as well as to deliver Apple QuickTime content to QuickTime clients. RealSystem iQ also provides the extensible architecture to enable next-generation devices including wireless mobile devices and broadband-ready set-top boxes. The three major software components of RealSystem are RealSystem Server 8.0, RealSystem Proxy
8.0 and RealSystem Producer 8.5.

     Players. RealPlayer enables a user to listen to and view content from Web sites that use our server products. RealPlayer provides basic functions such as play, stop, fast-forward, rewind and volume adjustment and customizable navigational tools and services for easy and personalized access to multimedia content. We offer RealPlayer for free from our Web site and through bundling with third-party products. We sell our premium RealPlayer Plus, which has additional features such as clearer, sharper audio and video, high-fidelity audio quality with a graphic equalizer and picture quality controls such as contrast, brightness and tint. The RealPlayer software is currently in version
8.0. RealPlayer also contains a radio tuner feature that enables users to access and listen to hundreds of Internet and terrestrial radio stations. We have also developed localized versions of the RealPlayer product for use in 15 foreign countries.

     Servers. Our server technology allows broadcasters and content providers to broadcast live or on-demand audio, video and other multimedia programming to large numbers of simultaneous users with varying Internet connection speeds. We price our servers based on features and streaming capacity and offer a variety of server products to meet the varying needs and requirements of broadcasters and content providers. RealSystem Server 8.1 supports the delivery of QuickTime content to QuickTime clients, providing content delivery networks and broadcasters the opportunity to consolidate their media delivery infrastructure with one system architecture. The RealServer line, currently in version 8.0, has delivered significant improvements in scalability, reliability and redundancy over previous versions.

     RealSystem Server Basic, available for free download, supports up to 25 concurrent users of live and on-demand multimedia broadcasts.

     RealSystem Server Plus is designed for hobbyists and small- to medium-sized businesses. It supports 60 concurrent users and is available in both Internet and intranet configurations.

     RealSystem Server Professional is designed for use primarily by content delivery networks, broadcasters, Internet service providers (ISPs), distance learning providers and large Web sites. It supports large audiences through satellite multicast as well as the Neuralcast Technologies that are provided by RealSystem iQ. We also customize this server solution for particular applications. For example, we offer features that are designed and priced specifically for educational institutions or teachers, and features that enable ISPs to host the streaming media content of their customers.

     RealSystem Server Intranet is designed for corporate intranets. Popular applications include live executive broadcasts at company meetings, sales force training, enterprise learning and earnings announcements. Regardless of platform, the same level of scalability and reliability is supported through the RealSystem Server Intranet server product line.

     Optional RealSystem Server Extensions include the Authentication Extension to help ensure site security or enable pay-per-view broadcasting and to support back-end credit card and transaction-processing systems and the Advertising Extension, which enables in-stream advertising insertion and rotation of banner and streaming media advertising into streaming media content while seamlessly integrating with existing ad-serving software and solutions.

     Proxy. RealSystem Proxy is a middle-of-the-network technology, placed between an origin RealSystem Server and the RealPlayer. RealSystem Proxy accepts live streams from other servers and re-serves the data stream to end-users, acting as a live stream repeater, and eliminating redundant data transmission of live streams. RealSystem Proxy is integrated with a cache, either a simple encrypted storage system or a high-end third-party integrated Web cache, to provide similar functionality for on-demand content.

     Tools. We offer a variety of products that improve the distribution and quality of customers' RealSystem iQ content and presentations. Our tools are offered both for download from the RealNetworks.com Web site and in product bundles from third parties and include:

     RealSystem Producer Basic, available for free download, is a widely distributed multimedia creation and publishing tool. The RealSystem Producer line is currently in version 8.5.

     RealSystem Producer Plus is a professional-level tool that offers Web designers and production artists advanced features and capabilities for building RealSystem iQ audio and video presentations. It includes the ability to reach a wider audience of the entire RealPlayer installed base and produce higher-quality content.

     RealSlideshow Basic, available for free download, allows a novice user to combine pictures with voice commentary and/or music, including MP3 support, to create a slide show experience on a Web site. The RealSlideshow line is currently in version 2.0.

     RealSlideshow Plus offers users additional layout features for slide show creation and publishing, including built-in email, free images, and free slide show hosting with partner hosting providers.

     RealPresenter Basic, available for free download, integrates with Microsoft PowerPoint and allows users to easily turn PowerPoint slides into audio and video enhanced Web broadcasts for access by a workgroup. The RealPresenter product line was co-developed with Intel and is now in version 8.0.

     RealPresenter Plus offers users additional features and functionality, including free images, free hosting with partner hosting providers, and an integrated 25-stream RealSystem Server Basic to enable desktop broadcasts to the Internet or within a corporate intranet.

     RealJukebox. RealJukebox is a comprehensive digital music product that enables consumers to acquire, record, store, organize and play their personal music collections from a PC. Music can be sorted by a number of categories, including artist, song title, genre and type of file, and consumers can create personal playlists by dragging and dropping songs. Consumers can acquire music for playback in the RealJukebox from a number of different sources, including free promotional music downloads, purchased Internet music downloads and music purchased through links to online music retailers. Consumers can also record CDs onto their hard disks at three to five times playback speed using their choice of several high-quality recording formats. RealJukebox plays back a number of high-quality digital audio formats, including RealAudio 8.0, MP3, Liquid Audio, ATRAC3 and a2b, and enables users to transfer their music to portable digital playback devices manufactured by RealNetworks' partners and other portable storage solutions. RealJukebox includes information services that provide access to information from an online music database, including track name, artist, album and genre. We offer RealJukebox for free from our Web site and through bundling with third party products. We sell our premium RealJukebox Plus, which includes additional features such as a graphic equalizer and a higher MP3 encoding rate. Users with writable CD-ROM drives can also create their own custom CDs for personal use with RealJukebox Plus. The RealJukebox line is currently in version 2.0. We have developed localized versions of the RealJukebox for use in 15 foreign countries.

     Real.com/Accessories. We make third party products available for trial and for sale as plug-ins to our products from the Real.com/Accessories section on our Real.com Web site.

     Real.com Games. Real.com Games is a section of the Real.com Guide launched in March 2000 which focuses on the digital distribution of games. The Real.com Games Web page makes a wide variety of games available for preview, free trials and purchase.

          Software Development Kits. RealNetworks makes available for free download and licensing to software developers software development kits (known as SDKs) that allow developers to create new software products that are compatible with and complementary to RealSystem iQ. The RealSystem iQ SDK describes programming interfaces and processes by which a developer may build plug-ins for the RealSystem Server and RealPlayer. The RealSystem portable device SDK allows development of RealJukebox plug-ins for portable devices. The RealSystem Producer SDK similarly describes interfaces and processes, and includes object code, which enables a developer to build a tool that encodes RealNetworks file formats. The RealSystem Proxy SDK enables the creation of proxy products that integrate with the RealSystem. RealNetworks also makes available toolkits to create visualizations and skins for RealJukebox.

     Real.com Guide. Real.com Guide is an integral part of the Real.com Web site and is incorporated into RealPlayer 8.0 and RealJukebox 2.0 as an integrated service. Real.com Guide offers visitors the ability to search for and locate multimedia content. Real.com Guide is a comprehensive directory that enables easy and personalized access to high-quality multimedia programming information available on the Internet. Real.com Guide provides visitors with one-click access to the day's top stories and programming from a wide variety of sites across the Internet and access to games and music for digital download. We have developed localized versions of the Real.com Guide for use in 15 countries.

     Real Broadcast Network. The Real Broadcast Network is our Internet broadcast service through which we provide hosting services on behalf of broadcasters and content providers. We provide full turnkey services, including the hardware, software, personnel, network connectivity and bandwidth necessary to enable businesses to deliver live and on-demand programming over the Internet. The Real Broadcast Network features a distributed architecture designed to improve Internet broadcasts by routing consumers to the nearest broadcast hub on the Internet or within an ISP. We believe the relationships we have formed with leading backbone providers and ISPs support and enhance the services we provide. In December 2000, the Real Broadcast Network released a new application which permits radio stations to generate in-stream advertising and e-commerce revenues while providing a rich interactive on-line experience to listeners.

     Showcase Web sites and Programming. Our primary Web presence consists of two Web sites, Real.com and RealNetworks.com. The Real.com site showcases and organizes a variety of audio and video programming from across the Internet, and offers users a free, optional message service that directly notifies users on their desktops about new programming in their interest categories. Real.com, in conjunction with RealPlayer version 8.0, comprises the Real.com Network. The RealNetworks.com Web site includes information for and downloads of RealNetworks products and services, corporate information, and special interest areas for RealNetworks partners and third party developers. In addition to these two main Web sites, we offer theme-oriented sites which organize streaming media programming for end users with specific media interests. LiveConcerts.com offers live and on-demand streamed music concerts and services such as up-to-date concert schedules. Film.com provides in-depth information about movies, including reviews and previews, as well as streaming media clips.

     Third Party Product Distribution. We use our distribution channels, including our Web sites, AutoUpdate services and product download bundles to distribute third party products.

     GoldPass. In August 2000, we launched RealPlayer GoldPass, a for-pay media subscription service available to RealPlayer Plus customers. RealPlayer GoldPass gives subscribers access to a combination of premium software, services and content updated monthly.

TECHNOLOGY

     Our media delivery solutions are designed to optimize the delivery of multimedia and other digital content over the Internet, corporate intranets and virtual private networks. Our solutions are based on open industry standards and work with a broad range of operating systems, hardware platforms, network environments and media types.

     RealSystem iQ is designed to eliminate congestion in the "middle of the network." Previous technologies relied on origin servers to distribute media streams to intermediate edge servers and then to consumers.

RealSystem iQ with Neuralcast Technology fundamentally changes this "one-way" approach of origin-to-edge distribution. By creating honeycombs of distributed interconnected servers, RealSystem iQ empowers all servers to broadcast into the network, receive content from any other server, and deliver media to end users. Neuralcast Technology provides a uniform foundation for routing media from one server to many via standard network protocols. In addition, the architecture of RealSystem iQ can enable the transport and delivery of all Internet media types.

     Content delivery networks are capable of achieving near-100% reliability by utilizing RealSystem iQ's forward error correcting technology and its ability to send redundant media streams over different parallel network segments. RealSystem iQ's terrestrial delivery capabilities are complemented by the integrated support of satellite delivery technology.

     RealSystem iQ supports both satellite and terrestrial media delivery within one distributed network architecture. With RealSystem iQ, media content can be transmitted up to a satellite and then multicast simultaneously to numerous RealSystem Servers located at ISPs and other content delivery locations, thus enabling larger, and more efficient broadcasts. Satellite delivery also provides paths for delivery to remote locations that are not equipped with terrestrial networks capable of robust media delivery.

     RealSystem iQ enables content delivery networks to distribute stream capacity at times of heavy traffic and to adjust to usage spikes. RealSystem iQ attempts to meet the demands of large and emerging broadcasters by providing a single standard-based media delivery system that supports a broad range of media types and is configurable for any network. By supporting narrowband and broadband content, radio and music as well as high-quality video content can be broadcast cost-effectively over a single Internet media delivery system. RealSystem iQ facilitates consolidation of media delivery infrastructures through its support of more than 45 media types, including RealAudio, RealVideo, Apple's QuickTime, Flash 4, and streaming MP3.

     RealSystem iQ architecture is designed to enable media delivery to devices beyond the PC to expand the reach of the Internet. As consumer device adoption grows, the structure of RealSystem iQ is uniquely able to address the media delivery needs of those devices and networks. In addition, RealSystem iQ provides the base framework enabling peer-to-peer relationships between individual content delivery networks.

     - RealSystem iQ builds on previous technologies pioneered by RealNetworks to ensure a optimized experience for digital media delivery.

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

     Additionally, RealSystem iQ builds on industry standards, implementing Real Time Streaming Protocol, a standard client/server protocol for streaming media. RealSystem iQ also supports Synchronized Multimedia

Integration Language (SMIL), which enables rich, multi-screen content to be delivered over a typical modem connection. SMIL allows content creators to easily synchronize their media presentations with a wide range of media, including voice, music, visual effects, text and graphics, to produce audio-visual content using a simple text editor.

     Technologies Enabling Large-Scale Delivery of Streamed Multimedia to Enterprises and Access ISPs. To boost the scalability, reliability and flexibility of specialized networks, such as enterprise and ISP networks, RealNetworks provides RealSystem Proxy 8.0. RealSystem Proxy 8.0, another component of RealSystem iQ, allows enterprises and ISPs to manage inbound bandwidth, reducing costs and ensuring media delivery quality through intelligent management of live and on-demand content requested by users in these networks. RealSystem Proxy 8.0 is particularly suited for organizations that have a large amount of digital media flowing into or over their network. RealSystem Proxy technologies available directly from RealNetworks and from third party licensees enable widespread and efficient distribution of multimedia content by moving the data closer to the end user. RealSystem Proxy technology enables ISPs and enterprises to greatly reduce bandwidth and infrastructure costs, and provides a more compelling experience for the user.

     Codecs. Our RealSystem iQ uses multiple compression/decompression algorithms (or codecs) to translate time-based, data-intensive content such as audio, video or animation data into discrete data packets and then broadcasts (or streams) the packets from a server to a client, our RealPlayer or the RealJukebox. The client then reassembles the packets in the correct order and allows a user to play back the streaming media content in real time without waiting to download. The compression process enables the data to be streamed to the player even in very low bandwidths (14.4 kbps) or congested network environments by reducing the amount of data to be streamed. We have licensed and integrated Intel's streaming Web video technology into RealVideo 8.0, enabling a substantial improvement in consumer experience, and providing the opportunities to introduce new classes of programming not practical with prior generations of video technologies because users of streaming video did not have the bandwidth required. Additionally, broadcasters are able to deliver download-and-play video programming that delivers quality comparable to broadcast television. RealVideo
8.0 delivers VHS quality at 400kbps and near DVD quality at 800kbps. We believe that these quality improvements will contribute to the development of successful online video business models for pay-per-view, subscription, sporting events, and concerts. We have also licensed and integrated ATRAC3 code technology as part of RealAudio 8.0. Developed in part through a strategic alliance with Sony Corporation, RealAudio 8.0 offers a single audio solution that delivers consumers CD-quality playback at 64kbps. We believe that the improvements in RealAudio 8.0 may enable broadcasters to realize substantial costs savings because it delivers equivalent or better audio quality than the current standard at approximately two-thirds the bandwidth. Some of our other codecs use technology licensed from third parties.

RESEARCH AND DEVELOPMENT

     We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental streaming technology and strengthening our technological expertise. During the years ended December 31, 2000, 1999 and 1998, we expended approximately 24%, 29% and 34%, respectively, of our total net revenues on research and development activities. As of December 31, 2000, RealNetworks had 390 full-time employees, or approximately 38% of our work force, engaged in research and development activities.

SALES, MARKETING AND DISTRIBUTION

     We believe that any individual or company that desires to send, support or receive multimedia content over the Internet is a potential customer. To reach as many of these potential customers as possible, we sell our products and services through several distribution channels, both directly (over the Internet and through a sales force) and indirectly (through original equipment manufacturers (OEMs), value added resellers (VARs) and other distributors). As of December 31, 2000, we had 422 full-time employees, or approximately 41% of our work force, engaged in sales and marketing activities.

     Electronic Commerce. Substantially all of the products we sell can be purchased and delivered directly from our Web sites. Our Web sites provide us with a low-cost, globally accessible sales channel that is available 24 hours per day, seven days per week.

     Direct Sales Force. Our direct sales force primarily markets and sells our server products to corporate customers. We also have an advertising sales force that markets and sells advertising on our Web sites and client software and within the media streams that we host on behalf of our corporate customers. Our sales force also sells access to our RealChannels program. We have subsidiaries and offices in several other countries, which market and sell our products outside the United States and we use a third party advertising representation firm to sell international advertising inventory.

     OEMs and VARs. We have entered into various distribution relationships with third parties pursuant to which our products and technologies are incorporated into, bundled with or offered with third-party products for delivery by the third party to end users.

     Sales Through Other Distributors. We sell our software systems and services to other distributors, including hardware server companies, content aggregators, ISPs and other hosting providers that redistribute or provide end users access to our streaming technology from their Web sites and systems. We have agreements with owners of many popular software companies and Web sites to distribute our products as a click-through or to bundle our RealPlayer and RealJukebox into their applications and software.

     RealPartner Program. Our RealPartner Program provides development tools, training and technical assistance, and marketing opportunities to individuals and companies who work with our streaming media technology. Members of the program include independent software vendors, who are creating and marketing RealAudio- or RealVideo-enabled software or hardware products; professional services agencies that are building interactive, mutlimedia-rich Web sites for clients; VARs who resell our products on a stand-alone basis or as a part of a custom, integrated system; and ISP hosting providers who own RealServers and offer streaming media hosting to their customers. There are more than 5,000 members in the RealPartner Program.

     Marketing Programs. Our marketing programs are aimed at increasing brand awareness, stimulating market demand and educating potential customers about the economic opportunities in delivering multimedia content over the Internet. We have a number of marketing initiatives, including:

     - Showcasing our various products and solutions in trade shows, conferences and seminars.

     - Providing product-specific information through our Web sites.

     - Promoting and co-promoting special events with our broadcast partners.

     - Advertising products and services in print and electronic media.

     - Advertising and marketing our GoldPass services to our end users.

     - Sponsoring our annual RealNetworks Conference.

CUSTOMERS

     Our customers include businesses and consumers located throughout the world. Sales to customers outside the United States, primarily in Asia and Europe, were approximately 27%, 23% and 22% of total net revenues, excluding revenues from a license agreement with Microsoft Corporation, in the years ended December 31, 2000, 1999 and 1998, respectively. Software license fees under a license agreement with Microsoft accounted for approximately 2%, 8% and 15% of total net revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

CUSTOMER SUPPORT

     Our customers have a choice of support options depending on the level of service desired and the nature of the products acquired. Customer support is provided by our customer relations department and third-party contractors. Customers can access a technical support hotline to answer inquiries or initiate e-mail inquiries and we provide an online database of technical information for customer self-service. We also offer the

RealNetworks Platinum Support Program which provides 24-hour, seven days per week support and dedicated on-site support to our major RealSystem customers. As of December 31, 2000, we employed 29 full-time technical and customer support representatives, approximately 3% of our work force, to respond to customer requests for support.

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

     We believe that the primary competitive factors in the media delivery market include:

     - the quality, reliability, price and licensing terms of the overall media delivery solution;

     - access to distribution channels necessary to achieve broad distribution and use of products;

     - the availability of content for delivery over the Internet;

     - the ability to license or develop and support secure formats and digital rights management systems for digital media delivery, particularly music and video;

     - the ability to license and support popular and emerging media formats for digital media delivery in a market where competitors may control the intellectual property rights for these formats;

     - the size of the active audience for streaming and digital media and its appeal to content providers and advertisers;

     - features for creating, editing and adapting content for the Internet;

     - ease of use and interactive user features in products;

     - scalability of streaming media and media delivery technology and cost per user;

     - the ability to obtain any necessary patent rights underlying important streaming media and digital distribution technologies that gain market acceptance;

     - compatibility with new and existing media formats, and with the user's existing network components and software systems;

     - the build-out and deployment of broadband infrastructures and technologies; and

     - challenges caused by bandwidth constraints and other limitations of the Internet infrastructure.

     Media Technologies. Microsoft is a principal competitor in the development and distribution of streaming media and media distribution technology. Microsoft currently competes with us in the market for streaming media servers, players and digital distribution of media. Microsoft's commitment to and presence in the media delivery industry has increased and we expect that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

     Microsoft distributes its competing streaming media server and tools products by bundling them with its Windows operating systems at no additional charge and by making them available for download from its Web site for free. While we also provide free downloads of certain of our products, including players, servers and tools, Microsoft's practices have caused, and may continue to cause, pricing pressure on our products. These practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution and bundling contracts for its streaming media products with third parties such as ISPs, online service providers, content providers, entertainment companies, media companies, broadcasters, VARs and OEMs, including third parties with whom we have relationships. Microsoft has also invested significant sums of money in or has provided substantial financial incentives to certain of our current and potential customers and content suppliers, and we expect this trend to continue, which may cause such customers to stop using or reduce their use of our products and services, or to withhold desirable media content from us or end users of our products. Such arrangements, together with Microsoft's aggressive marketing of Windows operating systems and of its streaming media products, may reduce our share of the streaming media market.

     Microsoft's Windows Media Player competes with our RealPlayer products. The Windows Media Player is available for download from Microsoft's Web site for free, and is integrated into Microsoft's Internet Explorer Web browser, the Windows 98 and Windows 2000 operating systems and the new Windows Millennium edition operating system, a significant focus of which is media delivery. In addition, Microsoft has bundled certain audio capabilities into a radio toolkit for Internet Explorer. We expect that the Windows Media Player will continue to be bundled with new versions of Windows to be released this year. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating system and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users to its streaming or digital media products. Currently, our RealPlayer has a high degree of market penetration: we have over 180 million unique registered users and estimate that more than 85% of all Web pages that contain streaming media use RealAudio, RealVideo or other RealNetworks formats. In light of Microsoft's efforts and dominant position in operating systems, our market position may be difficult to sustain.

     Microsoft has also developed jukebox capabilities into the Windows Media Player that directly compete with our RealJukebox product. Microsoft also supports and promotes other third party products competitive to our products. We expect Microsoft and other competitors to continue to devote significantly greater resources to product development in the jukebox and digital media categories.

     Microsoft also competes with us to attract broadcasters of high quality or popular content to promote and deliver such content in Microsoft's formats, in some cases on an exclusive or preferential basis. While we have rights to playback certain content in Microsoft formats through our RealPlayer and RealJukebox products, we may not secure necessary rights from Microsoft to enable our products to play back all such content or content in Microsoft's newest formats. RealJukebox and/or RealPlayer may be disadvantaged if they cannot play content in Windows Media formats or secured by the Windows Media Digital Rights Management technology, or if such content providers do not also make their content available in RealNetworks' media formats using digital rights management systems supported by us. In some cases, we believe Microsoft uses its financial resources and monopoly leverage to obtain rights to such content. We believe that Microsoft's commitment to and presence in the media delivery industry has increased and that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

     In addition to Microsoft, we face increasing competition from other companies that are developing and marketing streaming media products. For example, Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and has made available free source code to the server under the conditions of Apple Computer's end user license agreement. We expect that Apple Computer will devote more resources to developing and marketing streaming media systems, and will seek to compete more vigorously with us in the marketplace. Apple Computer has enlisted the open source code community to assist its development of competitive products. Companies such as AOL and Yahoo! and many smaller competitors also offer various products that compete with our RealPlayer and RealJukebox products. In connection with the deployment of RealSystem iQ in AOL's Internet service, we also licensed our RealPlayer technology to AOL for use with its own Internet service application. Such licensing may impact the number of RealPlayer end users if AOL users only use their AOL applications. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage.

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

     Our streaming media and media delivery products also face competition from "fast download" media delivery technologies such as AVI, QuickTime and MP3. We also face competition from recently emergent and rapidly accepted peer-to-peer file sharing services, which allow computer users to connect with each other and directly access and copy many types of program files, including music and other media, from one another's hard drives, such as Napster and Gnutella. Such services allow consumers to directly access content without relying on content providers to make the content available for streaming or digital download, and without relying on products such as the RealPlayer or RealJukebox to be able to play, record and store such content. Other fast download or non-streaming IP-based content distribution methods are likely to emerge and could compete with our products and services, which could harm our business.

     Media Hosting. Our media hosting service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting and broadcast services. These companies include Yahoo! Broadcast Services (formerly Broadcast.com), Akamai/Intervu and other emerging broadcast networks. Some of these competitors offer other services which Real Broadcast Network does not offer, such as Web page hosting or broadcast hosting in formats not supported by Real Broadcast Network. Some media hosting competitors are also customers on whom we rely to help drive product download traffic to our Web sites through their broadcast events. We also sell servers and tools to competitors that compete with Real Broadcast Network.

     Web site Destinations, Content and Advertising. Our Web sites, and the Real.com Network compete for user traffic and Internet advertising revenues with a wide variety of websites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft's Windows Media Guide, compete with our Real.com Guide. We also compete with traditional media such as television, radio and print for a share of advertisers' total advertising budgets. Our advertising sales force and infrastructure are still in early stages of development relative to those of many of our competitors. Certain recent slowdowns in funding for Internet-related companies have had a negative effect on Internet advertising markets. Internet advertising revenues across the industry decreased substantially in 2000 and our advertising revenues declined sequentially in the fourth quarter of 2000 from the previous quarter.

     Electronic Commerce. To compete successfully in the electronic commerce market, we must attract sufficient traffic to our websites by offering high-quality, competitively priced, desirable merchandise in a compelling, easy-to-purchase format. In addition, we must successfully leverage our existing user base to develop the market for our products and services. We recently introduced the RealPlayer GoldPass subscription service, which provides customers access to a combination of premium software services and content, updated monthly, in exchange for a monthly fee. It is too early to predict whether GoldPass will be accepted by consumers.

     GoldPass. Our GoldPass subscription services compete with both traditional and online entertainment service providers. In order to increase our subscription service revenues, we must continue to obtain premium digital content in order to increase subscriptions and overall customer satisfaction.

GOVERNMENT REGULATION

     Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to areas such as content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations.

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

INTELLECTUAL PROPERTY

     As of December 31, 2000, we had 40 registered U.S. trademarks or service marks, and had applications pending for an additional 25 U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word "Real" (such as RealSystem, RealAudio and RealVideo). We are aware of other companies that use "Real" in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word "Real" for all goods and services.

     As of December 31, 2000, we had 17 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are preparing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties.

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

EMPLOYEES

     At December 31, 2000, RealNetworks had 1,040 full-time employees and two part-time employees, 905 of whom were based at RealNetworks' executive offices in Seattle, Washington, 89 of whom were based at RealNetworks' offices in Australia, Brazil, Canada, France, Germany, Hong Kong, Japan and the United Kingdom, and 46 of whom were based at other locations. None of RealNetworks' employees are subject to a collective bargaining agreement, and RealNetworks believes that its relations with its employees are good.

POSITION ON CHARITABLE RESPONSIBILITY

     For the year ended December 31, 2000, we set aside 5% of our pre-tax net income (before goodwill amortization, acquisition charges, and stock-based compensation charges) for donations to charity. If we sustain pro forma profitability, we intend to donate approximately 5% of our annual pre-tax net income (before goodwill amortization, acquisition charges, and stock-based compensation charges) to charitable organizations. We have recently incorporated the RealNetworks Foundation to manage our charitable giving efforts. RealNetworks hopes to encourage employee giving by using a portion of its intended contribution to match charitable donations made by employees.

ITEM 2. PROPERTIES

     RealNetworks leases its corporate headquarters which are located in Seattle, Washington. The lease commenced on April 1, 1999 and expires on April 1, 2011, with an option to renew for either a three- or a ten-year period. As of December 31, 2000, RealNetworks leased approximately 280,000 square feet at an average monthly rent of approximately $425,000. In addition, RealNetworks currently leases approximately 133,000 square feet of additional office space in a second location in Seattle, Washington at an average monthly rent of $384,000 under a lease which commenced in October 2000 and which expires in October 2010.

ITEM 3. LEGAL PROCEEDINGS

     In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against the Company and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas -- Dallas Division. The plaintiffs allege that the Company, individually and in combination with Broadcast.com, infringes on a certain patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin the Company from the alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit, and intends to vigorously defend itself against these claims. The Company may be required to indemnify Broadcast.com under the terms of its license agreement. The plaintiffs filed a similar claim based on the same patent and seeking similar remedies as a separate lawsuit against Microsoft and Broadcast.com in the same court. The court has consolidated the lawsuit against Microsoft and Broadcast.com with the lawsuit against the Company and Broadcast.com. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other royalties, in addition to complying with injunctive relief, which could have a material adverse effect on the Company's operating results.

     Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. We have filed answers denying the claims and have filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by our End User License Agreements. The Washington State Court has granted our motion to compel arbitration. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks' motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks' End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm our business and our operating results.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of RealNetworks' shareholders during the fourth quarter of its fiscal year ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of RealNetworks are elected annually at the meeting of the Board of Directors held in conjunction with the annual meeting of shareholders. The following are the current executive officers of RealNetworks:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Robert Glaser........................  39     Chairman of the Board and Chief Executive Officer
Lawrence Jacobson....................  42     President and Chief Operating Officer
Phillip Barrett......................  47     Senior Vice President -- Consumer Products
Paul Bialek..........................  41     Senior Vice President -- Finance and Operations,
                                              Chief Financial Officer and Treasurer
Richard Cohen........................  50     Senior Vice President -- Consumer
Len Jordan...........................  34     Senior Vice President -- Consumer Appliances
Kelly Jo MacArthur...................  35     Senior Vice President, General Counsel and Corporate
                                              Secretary
Phil Murphy..........................  47     Senior Vice President -- International
Martin Plaehn........................  43     Senior Vice President -- Media Systems

     Robert Glaser has served as Chairman of the Board and Chief Executive Officer of RealNetworks since its inception in February 1994, and as Treasurer from February 1994 to April 2000. He also serves as RealNetworks' Policy Ombudsman, with the exclusive authority to adopt or change the editorial policies of RealNetworks as reflected on its Web sites or in other communications or media in which RealNetworks has a significant editorial or media voice. From 1983 to 1993, Mr. Glaser was employed at Microsoft, most recently as Vice President of multimedia and consumer systems, where he focused on the development of new businesses related to the convergence of the computer, consumer electronics and media industries. Mr. Glaser holds a B.A. and an M.A. in Economics and a B.S. in Computer Science from Yale University.

     Lawrence Jacobson has served as President and Chief Operating Officer of RealNetworks since February 2001. From January 2000 to January 2001, Mr. Jacobson served as President and Chief Operating Officer of Ticketmaster Corporation, the leading ticketing services company. From 1990 to January 2000, Mr. Jacobson was employed at News Corporation, a global media and distribution company, where he held various positions within the Fox Broadcasting Company, a subsidiary, most recently serving as President of the FOX Television Network. While at FOX, Mr. Jacobson was involved in many of the company's expansion efforts including its rapid advancement within broadcast and cable sports, its international growth of satellite businesses in Asia and Latin America, and its building of its family and news programming services. Mr. Jacobson holds a B.A. in Economics from Harvard College and an M.B.A. from Harvard Business School.

     Phillip Barrett has served as Senior Vice President -- Consumer Products of RealNetworks since August 2000. From July 1998 to July 2000, Mr. Barrett served as Senior Vice President -- Media Technologies of RealNetworks, from January 1997 to July 1998, Mr. Barrett served as Senior Vice President -- Media Systems of RealNetworks, and from November 1994 to January 1997 he served as Vice President -- Software Development of RealNetworks. From March 1986 to October 1994, Mr. Barrett was a Development Group Manager at Microsoft, where he led development efforts for Windows 386, Windows 3.0 and Windows 3.1. Mr. Barrett holds an A.B. in Mathematics from Rutgers University and an M.S. in Computer Sciences from the University of Wisconsin, Madison.

     Paul Bialek has served as Senior Vice President -- Finance and Operations and Chief Financial Officer of RealNetworks since June 1998, and as Treasurer of RealNetworks since April 2000. From March 1997 to June 1998, Mr. Bialek was Chief Financial Officer and Vice President of Finance and Operations with Metapath Software Corporation, a provider of operational support systems for telecommunications companies. From September 1993 to March 1997, Mr. Bialek was Chief Financial Officer and Vice President of Finance and Administration for Edmark Corporation, a developer and publisher of multimedia educational software products. Mr. Bialek started his career at KPMG Peat Marwick where he was employed in a variety of positions for 11 years. Mr. Bialek holds a B.A. in Business Administration from Seattle University and is a Certified Public Accountant.

     Richard Cohen has served as Senior Vice President -- Consumer of RealNetworks since November 2000. From January 1994 to October 2000, Mr. Cohen served as President of Home Entertainment and Consumer Products for Metro-Goldwyn-Mayer, a company engaged in the production and distribution of entertainment products. From January 1986 to October 1992, Mr. Cohen was employed at Walt Disney Company, a worldwide entertainment company. Mr. Cohen holds a B.A. in English and Linguistics from Amherst College and an M.B.A. from the University of California, Los Angeles.

     Len Jordan has served as Senior Vice President -- Consumer Appliances of RealNetworks since April 2000, and as Senior Vice President -- Media Systems of RealNetworks from January 1997 to April 2000. From November 1993 to November 1996, Mr. Jordan was employed at Creative Multimedia, Inc., a developer and publisher of CD-ROM/Internet products in a number of capacities, most recently as President. From September 1989 to November 1993, Mr. Jordan was employed at Central Point Software, Inc., a utility software publisher. Mr. Jordan graduated magna cum laude from the Eccles School of Business at the University of Utah with B.S. degrees in Finance and Economics.

     Kelly Jo MacArthur has served as Senior Vice President, General Counsel and Corporate Secretary of RealNetworks since April 2000, and as Vice President and General Counsel of RealNetworks from October 1996 to April 2000. From 1995 to 1996, Ms. MacArthur was employed by Tribune Company, serving as General Counsel and Director of Business Affairs for Compton's NewMedia, Inc., a subsidiary engaged in the development and distribution of consumer-oriented entertainment and educational multimedia. From 1989 to 1994, Ms. MacArthur was an attorney with the firm of Sidley & Austin in Chicago. Ms. MacArthur graduated summa cum laude from the University of Illinois at Champaign-Urbana and holds a J.D. from Harvard Law School.

     Phil Murphy has served as Senior Vice President -- International of RealNetworks since August 2000. From January 1997 to March 2000, Mr. Murphy served as Senior Vice President, European region, for Sony Music Entertainment Group, a company engaged in the development, manufacture, marketing, sales and distribution of music. From January 1978 to December 1996, Mr. Murphy was employed at Warner Music International, a music company and division of Warner Music Group, in a variety of senior positions, including Vice President of Warner Music Asia Pacific. Mr. Murphy graduated with honors from Cambridge University with a B.A. degree in Economics.

     Martin Plaehn has served as Senior Vice President -- Media Systems of RealNetworks since September 1999. From April 1996 to August 1999, Mr. Plaehn served as President of Viewpoint Digital, a leading interactive content developer, and as its Chairman and CEO until its acquisition by Computer Associates in October 1998. From 1990 to 1996, Mr. Plaehn served as Executive Vice President of Business and Product Development and was a member of the Board of Directors of Alias/Wavefront, a subsidiary of Silicon Graphics. Mr. Plaehn started his career as software developer at General Atomic Company in 1978, ISSCO Graphics in 1980, and Template Graphics Software from 1982 to 1990. Mr. Plaehn holds a B.A. degree from the University of California San Diego and is a graduate of UCSD's Executive Program for Scientists and Engineers.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     RealNetworks' common stock has been traded on the Nasdaq National Market under the symbol "RNWK" since the Company's initial public offering in November 1997.

     The following table sets forth for the periods indicated the high and low sale prices for the Company's common stock, as adjusted for stock splits. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. There is no assurance that any quantity of the common stock could be sold at or near reported trading prices.

                                                             HIGH       LOW
                                                            -------    ------
Year Ended December 31, 2000
  First Quarter...........................................  $96.000    50.375
  Second Quarter..........................................   58.313    29.625
  Third Quarter...........................................   59.500    35.250
  Fourth Quarter..........................................   42.000     5.188

Year Ended December 31, 1999
  First Quarter...........................................  $36.375     9.000
  Second Quarter..........................................   65.938    25.500
  Third Quarter...........................................   54.750    27.531
  Fourth Quarter..........................................   93.000    43.875

     The Company has not paid any cash dividends and does not intend to pay any cash dividends in the foreseeable future.

     As of March 20, 2001, there were approximately 674 holders of record of the Company's common stock. Most shares of the Company's common stock are held by brokers and other institutions on behalf of shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

     Between October 1, 2000 and December 31, 2000, RealNetworks has issued and sold unregistered securities as follows:

          (1) An aggregate of 1,082,675 shares of the Company's Common Stock was issued in December 2000 to 37 individuals and entities in exchange for all of the outstanding shares of capital stock of Aegisoft Corp., a Delaware corporation. The aggregate consideration received for such shares was valued at approximately $9.1 million.

          (2) Warrants for the purchase of an aggregate of 2,271 shares of the Company's Common Stock with an exercise price of $9.73 were issued in December 2000 to three individuals in exchange for all outstanding warrants to purchase common stock of Aegisoft Corp.

     No underwriters were engaged in connection with these issuances. The transactions noted above were made in reliance upon the exemption from registration provided by either Section 3(b) or 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes included elsewhere in this report.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000        1999       1998       1997       1996
                                          ---------    -------    -------    -------    ------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net revenues:
  Software license fees.................  $ 148,091     90,627     48,487     29,165    19,447
  Service revenues......................     52,505     26,466     14,742      4,972     1,120
  Advertising...........................     40,942     14,149      3,148      2,254     1,016
                                          ---------    -------    -------    -------    ------
          Total net revenues............    241,538    131,242     66,377     36,391    21,583
                                          ---------    -------    -------    -------    ------
Cost of revenues:
  Software license fees.................     14,341     13,006      8,308      3,800     2,907
  Service revenues......................     14,718      6,579      2,631      2,392       554
  Advertising...........................      9,629      2,906      1,727        920       288
                                          ---------    -------    -------    -------    ------
          Total cost of revenues........     38,688     22,491     12,666      7,112     3,749
                                          ---------    -------    -------    -------    ------
          Gross profit..................    202,850    108,751     53,711     29,279    17,834
                                          ---------    -------    -------    -------    ------
Operating expenses:
  Research and development..............     57,819     38,415     22,480     15,651     6,310
  Sales and marketing...................    101,197     53,465     33,460     22,954    10,155
  General and administrative............     27,807     16,380     11,540      7,635     5,756
  Goodwill amortization, acquisitions
     charges, and stock based
     compensation.......................    142,053      3,531     10,319         --        --
                                          ---------    -------    -------    -------    ------
          Total operating expenses......    328,876    111,791     77,799     46,240    22,221
                                          ---------    -------    -------    -------    ------
          Operating loss................   (126,026)    (3,040)   (24,088)   (16,961)   (4,387)
                                          ---------    -------    -------    -------    ------
Other income, net.......................     18,871      9,966      4,135      1,892       322
                                          ---------    -------    -------    -------    ------
Net income (loss) before income tax
  provision.............................   (107,155)     6,926    (19,953)   (15,069)   (4,065)
  Income tax provision..................      2,966         --         --         --        --
                                          ---------    -------    -------    -------    ------
          Net income (loss).............  $(110,121)     6,926    (19,953)   (15,069)   (4,065)
                                          =========    =======    =======    =======    ======
Basic net income (loss) per share.......  $   (0.72)      0.05      (0.15)     (0.92)    (2.06)
Diluted net income (loss) per share.....  $   (0.72)      0.04      (0.15)      (092)    (2.06)
Shares used to compute basic net income
  (loss) per share......................    153,870    142,016    130,156     16,906     1,984
Shares used to compute diluted net
  income (loss) per share...............    153,870    166,576    130,156     16,906     1,984

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            2000        1999       1998       1997       1996
                                          ---------    -------    -------    -------    ------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...........................  $ 364,710    344,627     89,801     93,677    21,039
Working capital.........................    305,322    273,827     57,746     87,216    18,766
Total assets............................    578,408    411,124    128,774    119,469    31,346
Redeemable, convertible preferred
  stock.................................         --         --         --         --    23,153
Shareholders' equity....................    480,812    330,559     81,304     78,680       134

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. RealNetworks' actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Factors that May Affect Our Business, Future Operating Results and Financial Condition", included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents that RealNetworks files from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in this report.

OVERVIEW

     RealNetworks is a leading global provider of software products and services for Internet media delivery. We pioneered the development of streaming media systems that enable the creation, real-time delivery and playback of audio, video and multimedia content on the Web. We have extended our media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on PCs and digital playback devices and are extending it further to allow consumers to enjoy streaming and digital media content via mobile networks and devices.

     We were incorporated in February 1994 and were in the development stage until July 1995, when we released the commercial version of RealAudio Version 1.0, the first version of our RealPlayer products. In August 1996, we began selling RealPlayer Plus, a premium version of our RealPlayer product. RealPlayer has always been available for download free of charge from our Web sites. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that included RealAudio and RealVideo technology. In May 1999, we released RealSystem MP as well as a beta version of RealJukebox, a personal music management system. In September 1999, we released the commercial versions of RealJukebox and RealJukebox Plus. In November 1999, we introduced the new Real.com Network, which gives consumers the ability to find, organize and play audio and video on the Internet, and Take 5, Real.com's media programming guide. In March 2000, we introduced Real.com Games, which offers a new online, digital distribution model for high quality downloadable computer games. In May 2000, we released a beta version of RealVideo 8, an Internet media system that we believe delivers a high clarity, full-motion video experience to consumers using dial-up modems, full-screen VHS quality at mainstream broadband rates, and near DVD-quality video to those using high capacity networks or downloadable media. In August 2000, we released the gold version of RealPlayer 8, RealJukebox 2, RealDownload 4 and launched RealPlayer GoldPass, a for-pay media subscription service available to RealPlayer Plus customers. RealPlayer GoldPass gives subscribers access to a combination of premium software, services and content updated monthly. In December 2000, we released RealSystem iQ, a new foundational architecture for digital media delivery which greatly increases the reliability of Internet broadcasts, scales to large audiences, and provides greatly enhanced flexibility and cost-effectiveness for media delivery network deployments.

     We report revenues in three categories:

     - Software license fees, which include revenues from sales of our RealPlayer Plus, RealJukebox Plus, RealEntertainment Center Plus, Xing AudioCatalyst, RealServers and related authoring and publishing tools, both directly to customers and indirectly through OEM channels, and sales of third-party products.

     - Service revenues, which include revenues from support and maintenance services that we sell to customers who purchase our RealPlayer Plus, RealJukebox Plus, RealEntertainment Center Plus, RealServers and related authoring and publishing tools products, RealPlayer GoldPass subscription services, broadcast hosting services we provide through our Real Broadcast Network, and consulting services we offer to our customers.

     - Advertising revenues, which are derived from the sale of advertising on our Web sites and the placement and distribution of RealChannels, LiveStations and advertising and promotional buttons and links included in the RealPlayer and the RealJukebox products.

     In March 1998, we acquired Vivo Software, Inc. (Vivo), a privately-held developer of streaming media creation tools, in an acquisition accounted for using the purchase method of accounting.

     In August 1999, we acquired Xing Technology Corporation (Xing), a privately-held provider of high performance, standards based digital audio and video encoding and decoding technology, including MP3 software. The transaction was accounted for using the pooling-of-interests method of accounting. All of our financial data presented in the consolidated financial statements and management's discussion and analysis of financial condition and results of operations have been restated to include the historical financial information of Xing as if it had always been a part of RealNetworks.

     In January 2000, we acquired NetZip, Inc. (NetZip), a privately-held developer and provider of Internet download management and utility software. The transaction was accounted for using the purchase method of accounting.

     In December 2000, we acquired Aegisoft Corp. (Aegisoft), a developer of secure digital media software. The transaction was accounted for using the purchase method of accounting.

     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              ------    ------    -----
Net revenues:
  Software license fees.....................................    61.3%     69.0%    73.0%
  Service revenues..........................................    21.7      20.2     22.2
  Advertising...............................................    17.0      10.8      4.8
                                                              ------    ------    -----
          Total net revenues................................   100.0     100.0    100.0
Cost of revenues:
  Software license fees.....................................     5.9       9.9     12.5
  Service revenues..........................................     6.1       5.0      4.0
  Advertising...............................................     4.0       2.2      2.6
                                                              ------    ------    -----
          Total cost of revenues............................    16.0      17.1     19.1
                                                              ------    ------    -----
          Gross profit......................................    84.0      82.9     80.9
                                                              ------    ------    -----
Operating expenses:
  Research and development..................................    23.9      29.3     33.9
  Sales and marketing.......................................    41.9      40.7     50.4
  General and administrative................................    11.5      12.5     17.4
  Goodwill amortization, acquisitions charges, and stock
     based compensation.....................................    58.9       2.7     15.5
                                                              ------    ------    -----
          Total operating expenses..........................   136.2      85.2    117.2
                                                              ------    ------    -----
          Operating loss....................................   (52.2)     (2.3)   (36.3)
                                                              ------    ------    -----
Other income, net...........................................     7.8       7.6      6.2
                                                              ------    ------    -----
Income tax provision........................................     1.2        --       --
                                                              ------    ------    -----
Net income (loss)...........................................   (45.6)%     5.3%   (30.1)%
                                                              ======    ======    =====

REVENUES

                                              2000      CHANGE      1999      CHANGE     1998
                                            --------    ------    --------    ------    -------
                                                          (DOLLARS IN THOUSANDS)
Software license fees.....................  $148,091      63%     $ 90,627      87%     $48,487
Service revenues..........................    52,505      98        26,466      80       14,742
Advertising...............................    40,942     189        14,149     349        3,148
                                            --------              --------              -------
          Total net revenues..............  $241,538      84%     $131,242      98%     $66,377
                                            ========              ========              =======

     Software License Fees. Software license fees were $148.1 million in 2000, an increase of 63% from $90.6 million in 1999. Software license fees increased 87% in 1999 from $48.5 million in 1998. The increases during 2000 and 1999 were due primarily to a greater volume of products sold as a result of growth in the demand for media delivery on the Internet and the introduction of new products. Revenue increased during 2000 as a result of sales of our products to companies deploying content distribution networks and increased distribution of our products associated with new OEM agreements. In addition, we introduced new products in 2000 including RealEntertainment Center Plus and RealDownload, a product associated with our acquisition of NetZip. Revenue increased during 1999 due to increased sales from electronic distribution, increased sales of third-party products and the introduction of RealJukebox Plus. Software license fees for 2000, 1999 and 1998 included $5.2 million, $10.3 million and $9.7 million, respectively, related to a three-year license agreement we entered into with Microsoft in June 1997 and which expired in the quarter ended June 30, 2000.

     Service Revenues. Service revenues were $52.5 million in 2000, an increase of 98% from $26.5 million in 1999. The increase during 2000 was primarily attributable to higher revenues from sales of support and upgrade contracts to customers deploying our server products in content distribution networks, a larger installed base of our server products, increases in streaming media hosting services, and the introduction of our GoldPass subscription services. Service revenues were $26.5 million in 1999, an increase of 80% from $14.7 million in 1998. The increase during 1999 was primarily attributable to higher revenues from sales of support and upgrade contracts on RealPlayer Plus and RealJukebox Plus, a larger installed base of our server products and increases in consulting and streaming media hosting services.

     Advertising. Advertising revenues were $40.9 million in 2000, an increase of 189% from $14.1 million in 1999. Advertising revenues increased 349% in 1999 from $3.1 million in 1998. The increases in advertising revenues during 2000 and 1999 were due to increased traffic on our Web sites, the increased effectiveness of our advertising sales force, higher average advertising rates, and revenue associated with increased sales and distribution of RealChannels, LiveStations, search functionality, and other advertisements and promotional links included in the RealPlayer and RealJukebox products.

GEOGRAPHIC REVENUES

                                              2000      CHANGE      1999      CHANGE     1998
                                            --------    ------    --------    ------    -------
                                                          (DOLLARS IN THOUSANDS)
United States.............................  $172,250      85%     $ 93,277      111%    $44,149
Europe....................................    34,499     128        15,124      112       7,144
Japan/Asia Pacific........................    20,710     107         9,992      126       4,429
Rest of the world.........................     8,845     243         2,581      161         987
                                            --------              --------              -------
          Sub total.......................   236,304      95       120,974      113      56,709
Microsoft license agreement...............     5,234     (49)       10,268        6       9,668
                                            --------              --------              -------
          Total...........................  $241,538      84%     $131,242       98%    $66,377
                                            ========              ========              =======

     International revenues represented 27% of total net revenues in 2000, 23% in 1999 and 22% in 1998, excluding revenues from the Microsoft license agreement. Revenues generated in Europe were 15% of total net revenues in 2000, and 13% of total net revenues in 1999 and 1998 (excluding revenues from the Microsoft license agreement), and revenues generated in Japan/Asia Pacific were 9% of total net revenues in 2000, and 8% of total net revenues in 1999 and 1998 (excluding revenues from the Microsoft license agreement). At December 31, 2000, accounts receivable due from European and Asian customers represented approximately

39% of total accounts receivable. The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. Results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. We currently do not hedge our foreign currency exposures and therefore are subject to the risk of changes in exchange rates. We expect that international revenues will increase over time in both absolute dollars and as a percentage of total net revenues. The costs of both domestic and international revenues are substantially the same.

     Deferred Revenues. We had deferred revenue of $51.3 million as of December 31, 2000 and $47.3 million as of December 31, 1999. Revenue from contracts with customers developing content delivery networks was generally recognized over the term of the arrangement commencing upon the customer's deployment of our technology in their network build-out. As many of the agreements related to the content delivery networks have been with companies that have had limited operating histories, we had historically required prepayments related to such customers. Cash prepayments associated with these contracts are recorded as deferred revenue and amounted to $26.9 million and $19.9 million at December 31, 2000 and 1999, respectively. If in the future we enter into agreements with more established companies, we may not require these prepayments and as such, we anticipate our deferred revenue balances may decline as a result. As of December 31, 2000 and 1999, $0 and $5.2 million, respectively, of the deferred revenue balances related to a license agreement with Microsoft. The remaining balance of deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, and other prepayments for which the earnings process has not been completed.

COST OF REVENUES

                                               2000      CHANGE     1999      CHANGE     1998
                                              -------    ------    -------    ------    -------
                                                           (DOLLARS IN THOUSANDS)
Software license fees.......................  $14,341      10%     $13,006      57%     $ 8,308
Service revenues............................   14,718     124        6,579     150        2,631
Advertising.................................    9,629     231        2,906      68        1,727
                                              -------              -------              -------
          Total cost of revenues............  $38,688      72%     $22,491      78%     $12,666
                                              =======              =======              =======
As a percentage of total net revenues.......       16%                  17%                  19%

     Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, and fees paid to third-party vendors for order fulfillment. Cost of software license fees was $14.3 million in 2000, an increase of 10% from $13.0 million in 1999, but decreased as a percentage of software license fees to 10% from 14% in 1999. Cost of software license fees was $13.0 million in 1999, an increase of 57% from $8.3 million in 1998, but decreased as a percentage of software license fees to 14% from 17% in 1998. The increases in absolute dollars were due primarily to higher sales volumes. The decreases in percentage terms were due to shifts in product mix.

     Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and consulting services and expenses incurred in providing our streaming media hosting services. Cost of service revenues was $14.7 million in 2000, an increase of 124% from $6.6 million in 1999, and increased as a percentage of service revenues to 28% from 25% in 1999. Cost of service revenues was $6.6 million in 1999, an increase of 150% from $2.6 million in 1998, and increased as a percentage of service revenues to 25% from 18% in 1998. The 2000 and 1999 increases in absolute dollars were primarily due to increased staff and contract personnel to provide services to a greater number of customers, including consulting and streaming media hosting customers, increased bandwidth costs as a result of increased streaming media hosting services, expansion of customer service and technical support into international regions, and support costs related to the introduction of new products and services including RealDownload, Real Entertainment Center, and GoldPass subscription service in 2000 and RealJukebox in 1999. The increases in percentage terms were due to shifts in product mix.

     Cost of Advertising. Cost of advertising includes the cost of personnel associated with maintenance of programming services, content creation and maintenance and fees paid to third parties for content included in our Web sites and ad delivery services. Cost of advertising was $9.6 million in 2000, an increase of 231% from

$2.9 million in 1999, and increased as a percentage of advertising revenues to 24% from 21% in 1999. Cost of advertising was $2.9 million in 1999, an increase of 68% from $1.7 million in 1998, but decreased as a percentage of advertising revenues to 21% from 55% in 1998. The increases in absolute dollars were primarily due to increases in the quality and quantity of content available on our Web sites and enhancements made to existing Web sites. The increase in percentage terms in 2000 was due to fixed expenses growing at a faster rate than revenues. The decrease in percentage terms in 1999 was due to economies of scale and revenues growing at a faster rate than expenses.

     Our gross margins may be adversely affected by the mix of products and services sold.

OPERATING EXPENSES

  Research and Development

                                               2000      CHANGE     1999      CHANGE     1998
                                              -------    ------    -------    ------    -------
                                                           (DOLLARS IN THOUSANDS)
Research and development....................  $57,819      51%     $38,415      71%     $22,480
As a percentage of total net revenues.......       24%                  29%                  34%

     Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility is generally not established until substantially all development is complete. We believe that significant investment in research and development is a critical factor in attaining our strategic objectives and, as a result, we expect research and development to continue to increase in future periods. Research and development expenses were $57.8 million in 2000, an increase of 51% from $38.4 million in 1999, but decreased as a percentage of total net revenues to 24% from 29% in 1999. Research and development expenses were $38.4 million in 1999, an increase of 71% from $22.5 million in 1998, but decreased as a percentage of total net revenues to 29% from 34%. The 2000 and 1999 increases in absolute dollars were primarily due to increases in internal development personnel, related personnel costs, consulting expenses and contract labor related to the development of new technology and products and enhancements made to existing products. New product developments in 2000 include RealSystem iQ and RealVideo 8. In 2000, we also made enhancements to existing products, including RealPlayer 8, RealJukebox 2 and RealDownload 4. New product developments in 1999 included RealSystem MP, RealJukebox and RealSlideshow. In 1999, we also made enhancements to existing products, including RealSystem 7. The decreases in percentage terms in 2000 and 1999 were a result of revenues growing at a faster rate than expenses.

  Sales and Marketing

                                               2000      CHANGE     1999      CHANGE     1998
                                             --------    ------    -------    ------    -------
                                                           (DOLLARS IN THOUSANDS)
Sales and marketing........................  $101,197      89%     $53,465      60%     $33,460
As a percentage of total net revenues......        42%                  41%                  50%

     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. We intend to increase our branding and marketing efforts and therefore we expect sales and marketing expenses to increase in future periods. Sales and marketing expenses were $101.2 million in 2000, an increase of 89% from $53.5 million in 1999, and increased as a percentage of total net revenues to 42% from 41% in 1999. Sales and marketing expenses were $53.5 million in 1999, an increase of 60% from $33.5 million in 1998, but decreased as a percentage of total net revenues to 41% from 50% in 1998. The increases in absolute dollars were due to the expansion of our direct sales and marketing organization, the creation of additional foreign and domestic sales offices, increased trade show attendance, increased costs associated with our annual conference, advertising and marketing expenses associated with the launch of new products and increased advertising, promotions and expenses related to our overall corporate branding and marketing. The increase in percentage terms in 2000 was a result of expenses growing at a faster rate than revenues. The decrease in percentage terms in 1999 was a result of revenues growing at a faster rate than expenses.

  General and Administrative

                                               2000      CHANGE     1999      CHANGE     1998
                                              -------    ------    -------    ------    -------
                                                           (DOLLARS IN THOUSANDS)
General and administrative..................  $27,807      70%     $16,380      42%     $11,540
As a percentage of total net revenues.......       12%                  12%                  17%

     General and administrative expenses consist primarily of salaries, related personnel costs, and fees for professional and temporary services. We expect general and administrative expenses to increase as we expand our staff and incur additional costs related to growth of our business. General and administrative expenses were $27.8 million in 2000, an increase of 70% from $16.4 million in 1999, and remained constant at 12% of total net revenues. General and administrative expenses were $16.4 million in 1999, an increase of 42% from $11.5 million in 1998, but decreased as a percentage of total net revenues to 12% from 17% in 1998. The increases in absolute dollars for 2000 and 1999 were primarily due to increased personnel costs and professional fees, litigation defense costs, and charitable contributions of 5% of our pre-tax net income (excluding amortization of goodwill, acquisition charges and stock-based compensation). The decreases in percentage terms were due to revenues growing at a faster rate than expenses.

  Goodwill Amortization, Acquisition Charges and Stock-Based Compensation

     In March 1998, we acquired Vivo, a developer of streaming media creation tools. We issued approximately 4.4 million shares of our common stock in exchange for all outstanding shares of Vivo common stock. In addition, Vivo employees received options to purchase approximately 0.2 million shares of our common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Vivo's operations are included in our consolidated financial statements since the date of acquisition. The total purchase price, including liabilities assumed, was approximately $19.7 million, of which approximately $8.6 million was charged to in-process research and development as it represented the fair value of technologies acquired for use in our own development efforts.

     In August 1999, we acquired Xing, a provider of standards-based digital audio and video encoding and decoding technology, including MP3 software. We issued approximately 1.5 million shares of our common stock in exchange for all outstanding shares of Xing stock. The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, the consolidated financial statements include the accounts of Xing for all periods presented as if Xing had always been a part of RealNetworks.

     In January 2000, we acquired NetZip, a developer and provider of Internet download management and utility software. We issued approximately 1.6 million shares of our common stock in exchange for all outstanding shares of NetZip common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of NetZip's operations are included in our consolidated financial statements since the date of acquisition. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of the acquisition. Of the total purchase price, $127.9 million was allocated to goodwill, and $0.9 million was allocated to tangible assets. Goodwill is being amortized over its estimated life of three years.

     In connection with the NetZip acquisition, we incurred approximately $5.0 million in acquisition-related expenditures. These expenditures included $3.2 million in relocation payments and retention bonuses for NetZip employees, and $1.8 million in professional fees and other costs. As of December 31, 2000, approximately $3.6 million of the costs had been paid. The cost of the retention bonuses is being recognized over the related service period.

     Also, as part of our acquisition of NetZip, approximately 1.8 million shares of common stock were issued to certain former stockholders of NetZip. The common stock is subject to forfeiture over a period of

30 months beginning January 2000. The value of $144 million is being amortized over the related forfeiture period.

     In December 2000, we acquired Aegisoft, a developer of secure digital media software. We issued approximately 0.9 million shares of our common stock in exchange for all outstanding shares of Aegisoft common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Aegisoft's operations are included in our consolidated financial statements since the date of acquisition. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of the acquisition. Of the total purchase price, $11.0 million was allocated to goodwill, and $0.1 million to identifiable tangible assets. Goodwill is being amortized over its estimated life of three years.

     In connection with the Aegisoft acquisition, we incurred approximately $1.3 million in acquisition-related expenditures. These expenditures included $0.6 million in relocation payments for Aegisoft employees and $0.7 million in professional fees and other costs. These costs are expected to be paid during 2001.

     Also as part of our acquisition of Aegisoft, approximately 0.3 million shares of common stock were issued to certain former stockholders of Aegisoft. The common stock is subject to forfeiture over a period of three years. The value of $2.3 million is being amortized over the related forfeiture period.

     Stock-based compensation expense for 2000 was $96.6 million and $0 for 1999 and 1998. Goodwill amortization expense and acquisition charges for 2000, 1999 and 1998 were $45.4 million, $3.5 million and $10.3 million, respectively. The increases are due to the timing of acquisitions.

OTHER INCOME, NET

                                                 2000      CHANGE     1999     CHANGE     1998
                                                -------    ------    ------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
Other income, net.............................  $18,871      89%     $9,966     141%     $4,135

     Other income, net consists primarily of interest earnings on our cash, cash equivalents and short-term investments. The increases were primarily due to higher returns on invested cash balances primarily as a result of cash generated from operations, proceeds from exercises of stock options and the cash proceeds from our sale of common stock completed during the second quarter of 1999.

INCOME TAXES

     For 2000, we recorded an income tax provision, although we do not expect to pay federal income taxes in the near future, due primarily to tax deductions related to the exercise of employee stock options, the benefit of which is credited directly to shareholders' equity. During 2000, our effective income tax rate differed from the amount computed by applying the statutory federal rate principally due to nondeductible amortization of goodwill and stock compensation charges related to the acquisition of NetZip and due to the reduction of the portion of the valuation allowance for deferred tax assets which was unrelated to employee stock options. Excluding nondeductible charges, our effective tax rate was approximately 8%. For 1999, our effective tax rate differed from the amount computed by applying the statutory federal rate primarily due to a reduction in the valuation allowance for deferred tax assets and due to nondeductible amortization of goodwill. For 1998, our effective tax rate differed from the amount computed by applying the statutory federal rate primarily due to nondeductible amortization of goodwill, nondeductible in-process research and development and an increase in the valuation allowance for deferred tax assets. As of December 31, 2000, we had net operating loss carryforwards of approximately $490 million. Substantially all of the net operating loss carryforwards and the related valuation allowance for deferred tax assets result from employee stock option deductions, the realization of which will increase shareholders' equity.

RECENT EVENTS

     In February 2001, we offered a voluntary stock option cancellation and regrant program to our employees. The plan allows employees, if they so choose, to cancel a portion or all of their unexercised stock options effective February 22, 2001 provided that should an employee participate, any option granted to that employee within the six month period preceding February 22, 2001 are automatically cancelled, and be granted an equal number of new options on August 31, 2001. The exercise price of the new options will be the market price of our common stock as listed on the Nasdaq National Market at the close of business on August 31, 2001. The vesting period will remain consistent with the original option grants. This plan has been structured to have no financial statement impact. Members of our Board of Directors, including our chairman and CEO, as well as our CFO, are not eligible for this program, and participation by other executive officers is limited. Options to purchase approximately 18.5 million shares of our common stock with a weighted average exercise price of $44.44 per share were cancelled under the plan.

2000 QUARTERLY REVENUE

     The following table summarizes unaudited revenue for each quarter of 2000 (in thousands):

                                                               QUARTER ENDED
                                       -------------------------------------------------------------
                                       MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31     TOTAL
                                       --------    -------    ------------    -----------    -------
Software license fees................  $34,103     38,022        39,725         36,241       148,091
Service revenues.....................   11,018     12,837        13,893         14,757        52,505
Advertising..........................    8,407     11,797        13,506          7,232        40,942
                                       -------     ------        ------         ------       -------
          Total net revenues.........  $53,528     62,656        67,124         58,230       241,538
                                       =======     ======        ======         ======       =======

     During the third and fourth quarters of 2000, there was a significant reduction in equity funding of new and Internet-related businesses. We believe that this reduced funding impacted, either directly or indirectly, Internet-related businesses, which thereby directly impacted both our customers and potential customers. As a result, certain companies have gone out of business or are experiencing difficult financial situations, and sales cycles for some customers have taken longer than in the past. These factors negatively impacted our revenues in the fourth quarter of 2000.

     During the fourth quarter of 2000, there was a decline in the demand for Internet advertising, which resulted in lower average advertising rates. In addition, certain long-term promotional contracts did not renew. Both of these factors contributed to a reduction in advertising revenues. Our license revenues declined in the fourth quarter of 2000 due in part to the lower volume of new personal computers being sold, which impacts the number of new product users. In addition, we began our transition to selling GoldPass, and we focused our promotional activities to feature GoldPass, which has characteristics of longer-term, annuity revenue, rather than product offerings that generate short-term, non-recurring revenue.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $56.0 million, $48.2 million, and $7.5 million in 2000, 1999 and 1998, respectively. Net cash provided by operating activities in 2000 resulted primarily from net income of $31.9 million (excluding $142.1 million of goodwill amortization, acquisition charges, and stock based compensation), an increase in deferred revenue of $3.7 million, an increase in accrued and other liabilities of $9.3 million and depreciation and amortization expense of $9.3 million. This was partially offset by increases in accounts receivable of $3.1 million and prepaid expenses and other current assets of $1.8 million. Net cash provided by operating activities of $48.2 million in 1999 resulted primarily from net income of $6.9 million as well as increases in accounts payable and accrued and other liabilities of $16.2 million and deferred revenue of $17.8 million. Net cash provided by operating activities of $7.5 million in 1998 resulted primarily from a decrease in license fee receivable of $10.0 million, partially offset by a net loss of $20.0 million, which included a noncash acquisition charge of $8.7 million.

     Net cash used in investing activities of $89.9 million, $179.7 million and $25.5 million in 2000, 1999 and 1998, respectively, was primarily related to net increases in short-term investments, purchases of equity securities held as long-term investments, and purchases of equipment and leasehold improvements. Purchases of equipment and leasehold improvements are primarily related to supporting the increased number of employees.

     Net cash provided by financing activities of $21.7 million in 2000 was primarily from exercises of employee stock options. Net cash provided by financing activities of $240.7 million in 1999 primarily consisted of net proceeds from the sale of common stock and from the exercise of employee stock options. Net cash provided by financing activities of $6.5 million in 1998 primarily consisted of proceeds from the exercise of employee stock options and warrants.

     As of December 31, 2000, we had $383.5 million of cash and cash equivalents, short-term investments and restricted cash equivalents. As of December 31, 2000, our principal commitments consisted of obligations outstanding under operating leases. Since our inception, we have experienced and expect to continue to experience a substantial increase in our capital expenditures to support expansion of our operations and information systems.

     In January 1998, we entered into a lease agreement for a new location for our corporate headquarters. The lease commenced on April 1, 1999 and expires on April 1, 2011, with an option to renew the lease for either a three- or ten-year period. In October 2000, we entered into a 10-year lease agreement for additional office space for our corporate headquarters.

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

     We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the French franc, the euro, the Mexican peso, the Brazilian real, the German mark, the Australian dollar and the Hong Kong dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rates. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, and the United Kingdom, where we invoice our customers primarily in yen, euros and pounds, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2000 and 1999.

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

     Since our inception, we have significantly increased our operating expenses. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders.

MICROSOFT RELATIONSHIP

     In June 1997, we entered into a strategic agreement with Microsoft pursuant to which we granted Microsoft a nonexclusive license to certain substantial elements of the source code of our RealAudio/ RealVideo Version 4.0 technology and related RealNetworks trademarks for a license fee of $30.0 million. We recognized revenue related to the agreement ratably over the three-year term of our obligations under the agreement. The agreement concluded during the quarter ended June 30, 2000. In that quarter we recognized the remaining deferred revenue related to this contract.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). SFAS 133, as amended, establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards, and is effective for the company beginning January 1, 2001. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The adoption of SFAS 133 did not have a material effect on the Company's consolidated financial statements.

  FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL
                                   CONDITION

     You should carefully consider the risks described below together with all of the other information included in this annual report on Form 10-K. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.

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

     Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

WE HAVE A HISTORY OF LOSSES

     We have incurred significant losses since our inception. As of December 31, 2000, we had an accumulated deficit of approximately $145 million. While we had net income in 1999, we had a net loss for the year ended December 31, 2000, and we may not continue our historical growth or generate sufficient revenues to be profitable on a quarterly or annual basis in the future. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to be profitable in the future.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY, WHICH WOULD LIKELY CAUSE OUR STOCK PRICE TO FLUCTUATE

     As a result of our limited operating history and the rapidly changing and uncertain nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period-to-period, and period-to-period comparisons are not likely to be meaningful. These fluctuations are caused by a number of factors, many of which are beyond our control. Our future operating results could fall below the expectations of public market analysts or investors, which would likely significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

     Our research and development and sales and marketing efforts, and other business expenditures generally, are partially based on predictions regarding certain developments for media delivery and digital media distribution. To the extent that these predictions prove inaccurate, our revenues may not be sufficient to offset these expenditures, and our operating results may be harmed.

     In recent periods, many Internet-related companies have experienced financial difficulties, in part as a result of their inability to access capital from financial markets. This has directly or indirectly impacted our current and prospective customers. The result is that some of these companies have ceased operations, some are continuing to experience financial difficulty, and sales cycles for some of our customers and potential customers have taken longer to close than in the past. In the event that a substantial number of our current or potential customers experience financial difficulties in the future, our ability to increase or maintain sales to such customers will be adversely affected and our ability to generate revenues from these companies will also be adversely impacted.

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE WITH MICROSOFT AND OTHER COMPANIES IN THE MEDIA DELIVERY MARKET

     The market for software and services for media delivery over the Internet is relatively new, constantly changing and intensely and increasingly competitive. As media delivery evolves into a central component of the Internet experience, more companies are entering the market for, and expending increasing resources to develop, media delivery software and services. We expect that competition will continue to intensify. Increased competition could hurt our business and the trading price of our stock.

     Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services are entering the market all the time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology franchise. Price concessions or the emergence of other pricing or distribution strategies or technology solutions of competitors may diminish our revenues, impact our margins or lead to a reduction in our market share, any of which will harm our business. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, or release products and enhancements before they are thoroughly tested, any of which could harm our operating results and stock price.

     We believe that the primary factors on which we compete in the media delivery market include:

     - the quality, reliability, price and licensing terms of the overall media delivery solution;

     - access to distribution channels necessary to achieve broad distribution and use of products;

     - the availability of content for delivery over the Internet;

     - the ability to license or develop and support secure formats and digital rights management systems for digital media delivery, particularly music and video;

     - the ability to license and support popular and emerging media formats for digital media delivery in a market where competitors may control the intellectual property rights for these formats;

     - the size of the active audience for streaming and digital media and its appeal to content providers and advertisers;

     - features for creating, editing and adapting content for the Internet;

     - ease of use and interactive user features in products;

     - scalability of streaming media and media delivery technology and cost per user;

     - the ability to obtain any necessary intellectual property rights underlying important streaming media and digital distribution technologies that gain market acceptance;

     - compatibility with new and existing media formats and with the user's existing network components and software systems;

     - the build-out and deployment of broadband infrastructures and technologies; and

     - challenges caused by bandwidth constraints and other limitations of the Internet infrastructure.

     Our failure to adequately address any of the above factors could harm our business and operating results.

     Microsoft is a principal competitor in the development and distribution of streaming media and media distribution technology. Microsoft currently competes with us in the market for streaming media servers, players and digital distribution of media. Microsoft's commitment to and presence in the media delivery industry has increased and we expect that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

     Microsoft distributes its competing streaming media server and tools products by bundling them with its Windows operating systems at no additional charge and by making them available for download from its Web site for free. While we also provide free downloads of certain of our products, including players, servers and tools, Microsoft's practices have caused, and may continue to cause, pricing pressure on our products. These practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution and bundling contracts for its streaming media products with third parties such as ISPs, content delivery networks, online service providers, content providers, entertainment companies, media companies, broadcasters, VARs and OEMs, including third parties with whom we have relationships. Microsoft has also invested significant sums of money in or has provided substantial financial incentives to certain of our current and potential customers and content suppliers, and we expect this trend to continue, which may cause such customers to stop using or reduce their use of our products and services, or to withhold desirable media content from us or end users of our products. Such arrangements, together with Microsoft's aggressive marketing of Windows operating systems and of its streaming media products, may reduce our share of the streaming media market.

     Microsoft's Windows Media Player competes with our RealPlayer products. The Windows Media Player is available for download from Microsoft's Web site for free, and is integrated into Microsoft's Internet Explorer Web browser, the Windows 98 and Windows 2000 operating systems and the new Windows

Millennium edition operating system, a significant focus of which is media delivery. In addition, Microsoft has bundled certain audio capabilities into a radio toolkit for Internet Explorer. We expect that the Windows Media Player will continue to be bundled with new versions of Windows to be released this year. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating systems and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users to its streaming or digital media products. In light of Microsoft's efforts and dominant position in operating systems, our market position may be difficult to sustain.

     Microsoft's Windows Media Player also competes with our RealJukebox products, and Microsoft has invested in other digital distribution technologies that compete with RealJukebox, like the MusicMatch Jukebox. The Windows Media Player and MusicMatch Jukebox support the Windows Media format, but not RealNetworks' media formats. Microsoft also licenses Windows Media Technologies 7, a platform for authoring, delivering and playing digital media intended to compete with RealSystem and supports and promotes other third party products competitive to our products. We expect Microsoft and other competitors to devote significantly greater resources to product development in the jukebox and digital media categories.

     Microsoft also competes with us to attract broadcasters of high quality or popular content to promote and deliver such content in Microsoft's formats, in some cases on an exclusive or preferential basis. While we have rights to playback certain content in Microsoft formats through our RealPlayer and RealJukebox products, we may not secure necessary rights from Microsoft to enable our products to play back all such content or content in Microsoft's newest formats. RealJukebox and/or RealPlayer may be disadvantaged if they cannot play content in Windows Media formats or secured by the Windows Media Digital Rights Management technology, or if such content providers do not also make their content available in RealNetworks' media formats using digital rights management systems supported by us. In some cases, we believe Microsoft uses its financial resources and monopoly leverage to obtain rights to such content. We believe that Microsoft's commitment to and presence in the media delivery industry has increased and that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

     In addition to Microsoft, we face increasing competition from other companies that are developing and marketing streaming media products. For example, Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and licenses for free source code to the server under the conditions of Apple Computer's end user license agreement. We expect that Apple Computer will devote more resources to developing and marketing streaming media systems, and will seek to compete more vigorously with us in the marketplace. Apple Computer has enlisted the open source code development community to assist its development of competitive products. Companies such as AOL and Yahoo! and many smaller competitors also offer various products that compete with our RealPlayer and RealJukebox products. In connection with the deployment of RealSystem iQ in AOL's Internet service, we also licensed our RealPlayer technology to AOL for use with its own Internet service application. Such licensing may impact the number of RealPlayer end users if AOL users only use their AOL applications. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage.

     Our streaming media and media delivery products also face competition from "fast download" media delivery technologies such as AVI, QuickTime and MP3. We also face competition from recently emergent and rapidly accepted peer-to-peer file sharing services, which allow computer users to connect with each other and directly access and copy many types of program files, including music and other media, from one another's hard drives, such as Napster and Gnutella. Such services allow consumers to directly access content without relying on content providers to make the content available for streaming or digital download, and without relying on products such as the RealPlayer or RealJukebox to be able to play, record and store such content. Other fast download or non-streaming IP-based content distribution methods are likely to emerge and could compete with our products and services, which could harm our business.

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN OTHER PARTS OF OUR BUSINESS

     Media Hosting. Our media hosting service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting and broadcast services. These companies include Yahoo! Broadcast Services (formerly Broadcast.com), Akamai/Intervu and other emerging broadcast networks. Some of these competitors offer other services which Real Broadcast Network does not offer, such as Web page hosting or broadcast hosting in media formats not supported by Real Broadcast Network. We may not establish or sustain our competitive position in this market segment. Some media hosting competitors are also customers on whom we rely to help drive product download traffic to our Web sites through their broadcast events. We also sell servers and tools to companies that compete with Real Broadcast Network. If our relationship with these companies becomes more competitive, such companies may reduce their level of usage and purchases of our products or services.

     Web Site Destinations, Content and Advertising. Our Web sites and the Real.com Network compete for user traffic and Internet advertising revenues with a wide variety of Web sites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft's Windows Media Guide, compete with our Real.com Guide. We also compete with traditional media such as television, radio and print for a share of advertisers' total advertising budgets. Our advertising sales force and infrastructure are still in early stages of development relative to those of many of our competitors. We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. Certain recent slowdowns in funding for Internet-related companies have had a negative effect on Internet advertising markets. Internet advertising revenues across the industry decreased substantially in 2000 and our advertising revenues declined sequentially in the fourth quarter of 2000 from the previous quarter. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, or if we lose Web site traffic, our business could be harmed.

     Electronic Commerce and Subscription Services. To compete successfully in the electronic commerce market, we must attract sufficient traffic to our Web sites by offering high-quality, competitively priced, desirable merchandise in a compelling, easy-to-purchase format. In addition, we must successfully leverage our existing user base to develop the market for our products and services. We recently introduced the RealPlayer GoldPass subscription service, which provides customers access to a combination of premium software, services and content, updated monthly, in exchange for a monthly fee. It is too early to predict whether GoldPass will be accepted by consumers. We may not compete successfully in the growing and rapidly changing market for electronic commerce and subscription services. Our failure to do so could harm our business.

     GoldPass. Our GoldPass subscription services compete with both traditional and online entertainment service providers. Many of these providers have significantly more resources and experience in providing such services to customers. In order to increase our subscription service revenues, we must continue to obtain premium digital content in order to increase subscriptions and overall customer satisfaction. Failure to obtain such content or to successfully market our GoldPass services to our end users could harm our business.

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

     Any of these results could put us at a competitive disadvantage which could cause us to lose customers, revenue and market share. They could also force us to expend greater resources to meet the competitive threat, which could also harm our operating results.

WE MAY NOT BE SUCCESSFUL IN THE MARKET FOR DOWNLOADABLE MEDIA AND LOCAL MEDIA DELIVERY

     The market for products such as RealJukebox is new and still evolving. We may be unable to develop a revenue model or sufficient demand to take advantage of the market opportunity. While over 50 million copies of RealJukebox have been downloaded since its beta release in May of 1999, it is too soon to determine whether consumers will adopt RealJukebox as their primary application to play, record, download and manage their digital music. Even if RealJukebox achieves a high degree of market acceptance, it may not achieve a high level of use, which would lead to a low rate of upgrade sales and electronic commerce opportunities. There are a number of competitive products on the market that offer certain of the features offered by RealJukebox. These products include WinAmp Player, MusicMatch Jukebox, Sonique Player, Liquid Audio Player, AOL 6.0, Windows Media Player and others. Because free versions are available for all of these competing products, our ability to sell RealJukebox upgrades, and the prices we charge, may be affected. Given the size and importance of the general market for music distribution, competitors will likely release additional products that directly compete with RealJukebox, which could harm our business. Our competitors may develop new features and technology not available in RealJukebox, including advanced codecs and digital rights management technology, which could harm our business.

     RealJukebox also faces competition from the emergence of widespread peer-to-peer file sharing services and programs like Napster and Gnutella. Our inability to achieve widespread acceptance for our digital music architecture and RealJukebox or to create new revenue streams from the new market segments, including digital music content, could harm the prospects for our business.

     We have announced that RealJukebox supports or will support a variety of audio formats, including RealAudio G2, MP3, Liquid Audio, Mjuice, Windows Media Audio, IBM's EMMS, and a2b. However, technical formats and consumer preferences evolve very rapidly, and we may be unable to adequately address consumer preferences or fulfill the market demand to the extent it exists. In addition, we must provide digital rights management solutions and other security mechanisms in order to address concerns of content providers, and we cannot be certain that we can develop, license or acquire such solutions, or that content licensors or consumers will accept them.

     We have had long-term relationships with recording companies, including major record labels, many of which offer their streaming content in our formats. However, recording companies, including those with whom we have a relationship, may not make their desirable content available for download or playback in formats supported by RealJukebox or may make the cost of licensing such content prohibitive, may impose technical restrictions designed to secure intellectual property rights that may impact the user experience or demand for RealJukebox, or may refrain from or delay participating in promotional opportunities with respect to RealJukebox.

WE RELY ON CONTENT PROVIDED BY THIRD PARTIES TO INCREASE MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES

     If third parties do not develop or offer compelling content to be delivered over the Internet, or grant necessary licenses to us or our customers to distribute or perform such content, our business will be harmed and our products and services may not achieve or sustain broad market acceptance. We rely on third-party content providers, such as radio and television stations, record labels, media companies, Web sites and other companies, to develop and offer content in our formats that can be delivered using our server products and played back using our player products. We also rely on content for our GoldPass subscription service. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats to encourage and sustain broad market acceptance of our products. Their failure to do so would harm our business.

     While we have a number of short-term agreements with third parties to provide content from their Web sites in our formats, most third parties are not obligated to develop or offer content using our technology. In addition, some third parties have entered into and may in the future enter into agreements with our competitors, principally Microsoft, to develop or offer all or a substantial portion of their content in our competitors' formats. Microsoft has more resources than us that may enable it to secure preferential and even exclusive relationships with content providers. There could be less demand for and use of our products if Microsoft or another competitor were to secure preferential or exclusive relationships with the leading content providers, Web sites or broadcasters. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats to encourage and sustain broad market acceptance of our products. Their failure to do so would harm our business.

     Our success depends on the availability of third-party content, especially music, that users of our RealJukebox product can lawfully and easily access, record and play back. Our products may not achieve or sustain market acceptance if third parties are unwilling to offer their content for free download or purchase by users of RealJukebox. Current concerns regarding the secure distribution of music over the Internet are causing content owners to delay or refuse to make content available for distribution. Competitors could also secure exclusive distribution relationships with such content providers, which would harm our business.

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

     Because the markets for our products and services are changing rapidly, we must develop new offerings quickly. We have experienced development delays and cost overruns in our development efforts in the past and we may encounter such problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our products also may contain undetected errors that could cause increased development costs, loss of revenues, adverse publicity, reduced market acceptance of the products or lawsuits by customers.

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

     Accordingly, any leveling off or decrease of our user base or the failure to generate anticipated levels of shared transaction revenues could result in a meaningful decrease in our revenue levels. To the extent that our advertisers are experiencing slow-downs in their businesses or tighter resources to fund advertising, our anticipated revenue results could be harmed. Certain recent slowdowns in funding for Internet-related companies have had a negative effect on Internet advertising markets. Internet advertising revenues across the industry decreased substantially in 2000 and our advertising revenues declined sequentially in the fourth quarter of 2000 from the previous quarter.

WE DEPEND ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US

     Our success substantially depends on the continued employment of our executive officers and key employees, particularly Robert Glaser, our founder, chairman of the board and chief executive officer. The loss of the services of Mr. Glaser or any of our other executive officers or key employees could harm our business. If any of these individuals were to leave RealNetworks, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. A number of our key employees have reached or will soon reach the five-year anniversary of their RealNetworks hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While most personnel are typically granted additional five-year stock options, subsequent to their hire date to provide additional incentive to remain at RealNetworks, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. None of our executive officers has a contract that guarantees employment. Other than a $2 million insurance policy on the life of Mr. Glaser, we do not maintain "key person" life insurance policies. If we do not succeed in retaining and motivating existing personnel, our business could be harmed.

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

WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH

     We cannot successfully implement our business model if we fail to manage our growth. We have rapidly and significantly increased our number of employees and expanded our operations domestically and internationally and anticipate further expansion to take advantage of market opportunities. Managing this substantial expansion has placed a significant strain on our management, operational and financial resources. If our growth continues, we will need to continue to improve our financial and managerial control and reporting systems and procedures. If we do not successfully manage this growth, our business could be harmed.

POTENTIAL ACQUISITIONS INVOLVE RISKS WE MAY NOT ADEQUATELY ADDRESS

     As part of our business strategy, we have acquired technologies and businesses in the past, and intend to continue to do so in the future. The failure to adequately address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business. Acquisition or business combination transactions are accompanied by a number of significant risks. Financial risks related to acquisitions may harm our financial position, reported operating results or stock price, and include:

     - potentially dilutive issuances of equity securities;

     - use of cash resources;

     - the incurrence of additional debt and contingent liabilities;

     - large write-offs and difficulties in assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset; and

     - amortization expenses related to goodwill and other intangible assets.

     Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:

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

CHANGES IN NETWORK INFRASTRUCTURE, TRANSMISSION METHODS AND BROADBAND TECHNOLOGIES POSE RISKS TO OUR BUSINESS

     We believe that increased Internet use and especially the use of media over the Internet may depend on the availability of greater bandwidth or data transmission speeds (also known as broadband transmission). If broadband access becomes widely available, we believe it presents both a substantial opportunity and significant business challenges for us. Internet access through cable television set-top boxes, digital subscriber lines or wireless connections could dramatically reduce the demand for our products and services by utilizing alternate technology that more efficiently transmits data and media. This could harm our business as currently conducted.

     Also, our products and services may not achieve market acceptance or generate sufficient revenues to offset our costs of developing products and services compatible with broadband transmission formats and infrastructure. Development of products and services for a broadband transmission infrastructure involves a number of additional risks, including:

     - changes in content delivery methods and protocols;

     - the emergence of new competitors, such as traditional broadcast and cable television companies, which have significant control over access to content, substantial resources and established relationships with media providers;

     - the development of relationships by our current competitors with companies that have significant access to or control over the broadband transmission infrastructure or content; and

     - the need to establish new relationships with non-PC based providers of broadband access, such as providers of television set-top boxes and cable television, some of which may compete with us.

MORE INDIVIDUALS ARE UTILIZING NON-PC DEVICES TO ACCESS THE INTERNET AND WE MAY NOT BE SUCCESSFUL IN DEVELOPING A VERSION OF OUR SERVICE THAT WILL GAIN WIDESPREAD ADOPTION BY USERS OF SUCH DEVICES

     In the coming years, the number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, cellular telephones and television set-top devices, game consoles and Internet appliances, is expected to increase dramatically. If we are unable to attract and retain substantial number of alternative device manufacturers to license and incorporate our technology into their devices, we may fail to capture a sufficient share of an increasingly important portion of the market for digital media delivery. Further, a failure to develop revenue-generating relationships with a sufficient number of device manufacturers would harm our business and operating results.

     Our most popular products and services are primarily designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alternative devices could make the use of our products and services difficult. We have limited experience to date in creating and shipping versions of our products and services optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so and we may need to devote significant resources to create, support and maintain such versions.

     We do not believe that clear standards have emerged with respect to non-PC wireless and cable-based systems. Likewise, no single company has yet gained a dominant position in the mobile device market. However, certain products and services in these markets support our technology, and certain support our competitors' technology, especially that of Microsoft, which can use its monopoly position in the operating system business and other financial resources to gain access to these markets, potentially to our exclusion. Other companies' products and services or new standards may emerge in any of these areas, and differing standards may emerge among different global markets, which could reduce demand for our technology and products or render them obsolete.

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

     - acquire desirable or necessary technology components and intellectual property rights;

     - enhance our brand;

     - expand the range of commercial activities based on our technology;

     - expand the distribution of our streaming media content without a degradation in fidelity; and

     - increase the performance and utility of our products and services.

     We would be unable to accomplish many of these goals without the assistance of third parties. For example, we may become more reliant on strategic partners to provide multimedia content and technology, to provide more secure and easy-to-use electronic commerce solutions and to build out the necessary infrastructure for media delivery. We may not be successful in forming or managing strategic relationships.

OUR BUSINESS WILL SUFFER IF OUR SYSTEMS FAIL OR BECOME UNAVAILABLE

     A reduction in the performance, reliability and availability of our Web sites and network infrastructure may harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our revenues depend in large part on the number of users that download our products from our Web sites and access the content services on our Web sites. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications. A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures.

     Our operations also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We also depend on Web browsers, ISPs and online service providers to provide Internet users access to our Web sites. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. In addition, certain ISPs have temporarily interrupted our Web site operations and ability to communicate with certain customers in response to the heavy volume of email transmissions we generate and send to our large user base. These types of interruptions could continue or increase in the future.

     Our electronic commerce and digital distribution activities are managed by sophisticated software and computer systems. We continually develop and update these systems over time as our business and business needs grow and change, and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Web sites could be less attractive to such entities or individuals and our business could be harmed.

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

     Our computer and communications infrastructure is located at a single leased facility in Seattle, Washington, an area that is at heightened risk of earthquake and volcanic events. We do not have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

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

     - we could experience unauthorized access, computer viruses, system interference or destruction, "denial of service" attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our Web sites or use of our products and services; and

     - a third party could circumvent our security measures and misappropriate our, our partners' and our customer's proprietary information or interrupt operations.

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

OUR INTERNATIONAL OPERATIONS INVOLVE OPERATIONAL AND FINANCIAL RISKS

     We operate subsidiaries in Australia, England, France, Germany, Japan, Mexico, Brazil and Hong Kong, and market and sell products in a number of other countries. We have also entered into joint ventures internationally. For the year ended December 31, 2000, approximately 27% of our revenues were derived from international operations, excluding revenues from the Microsoft license agreement.

     A key part of our strategy is to develop localized products and services in international markets through joint ventures, subsidiaries and branch offices. If we do not successfully implement this strategy, we may not recoup our international investments and we may lose worldwide market share. To date, we have only limited experience in developing localized versions of our products and services and marketing and operating our products and services internationally, and we rely on the efforts and abilities of our foreign business partners in such activities. We believe that in light of the potential size of the customer base and the audience for content, and the substantial anticipated competition, we need to continue to expand quickly into international markets in order to effectively obtain and maintain market share. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower in adoption of the Internet as an advertising and commerce medium.

     In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems infrastructures in individual markets and exchange rate fluctuations.

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

     Our inability to protect our proprietary rights, and the costs of doing so, could harm our business. Our success and ability to compete partly depend on the superiority, uniqueness or value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. These efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology. These efforts also may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop. Any of these results could reduce the value of our intellectual property.

     As of December 31, 2000, we had 40 registered U.S. trademarks or service marks, and had applications pending for an additional 25 U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word "Real" (such as RealSystem, RealAudio and RealVideo). We are aware of other companies that use "Real" in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word "Real" for all goods and services.

     As of December 31, 2000, we had 17 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are preparing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties.

     Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of their intellectual property rights, especially patents. Many parties are actively developing streaming media and digital distribution-related technologies, e-commerce and other Web-related technologies, as well as a variety of online business methods and models. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with streaming media and digital distribution, and online businesses, are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our products and services will be issued in the future. If a blocking patent has issued or issues in the future, we would need to either obtain a license or design around the patent. We may not be able to obtain such a license on acceptable terms, if at all, or design around the patent, which could harm our business.

     Companies in the technology and content-related industries have frequently resorted to litigation regarding intellectual property rights. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. In addition, we believe these industries are experiencing an increased level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the Internet and through new devices. The existence and/or outcome of such litigation could harm our business.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

     Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may therefore harm our business.

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

     - lead to increased product development costs or otherwise harm our business; or

     - decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

     The Digital Millennium Copyright Act (DMCA) includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. We plan to engage in arbitration before a tribunal of the United States Copyright Office with the Recording Industry Association of America during 2001 to determine what, if any, licensee fee should be paid. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers.

     The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly collect and disclose personal information from such minors. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability, which in turn could harm our business.

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

     Between November 1999 and March 2000, fourteen lawsuits were filed against us in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. We have filed answers denying the claims and have filed suit in Washington state court to compel the state court plaintiffs to arbitrate the claims as required by our End User License Agreements. The Washington State Court has granted our motion to compel arbitration. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks' motion to stay the court proceedings because the claims are subject to arbitration under our End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, we believe that the allegations in these actions are without merit, and intend to vigorously defend ourselves. If the plaintiffs prevail in their claims, we could be required to pay damages or other penalties, in addition to complying with injunctive relief, which could harm our business and our operating results.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR THE PROVISION OF THIRD-PARTY PRODUCTS, SERVICES OR CONTENT

     We periodically enter into arrangements to offer third-party products, services or content under the RealNetworks brand or via distribution on our Web sites, in products or service offerings. We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services or content. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for intellectual property infringement. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims do result in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 44.1% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; SHAREHOLDERS MAY BE UNABLE TO EXERCISE CONTROL

     As of December 31, 2000, our executive officers, directors and affiliated persons beneficially own approximately 44.1% of our common stock. Robert Glaser, our chief executive officer and chairman of the board, beneficially owns approximately 33.6% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

     RealNetworks also entered into an agreement providing Mr. Glaser with certain contractual rights relating to the enforcement of our charter documents and Mr. Glaser's roles and authority within RealNetworks.

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

     Washington law imposes restrictions on some transactions between a corporation and certain significant shareholders. The foregoing provisions of our charter documents, shareholder rights plan, our agreement with Mr. Glaser and Washington law, as well as those relating to a classified board of directors and the availability of "blank check" preferred stock, could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future for our common stock.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended December 31, 2000, the price of our common stock ranged from $5.188 to $96.00 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

     In October 1998, the Internet Tax Freedom Act (ITFA) was signed into law. Among other things, the ITFA imposed a three-year moratorium on discriminatory taxes on electronic commerce. Nonetheless, foreign countries or, following the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdictions. Our business would be harmed if one or more states or any foreign country were able to require us to collect sales or other taxes from current or past sales of products, licenses of technology or provision of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and may have to pay such taxes out of our own funds.

WE DONATE A PORTION OF NET INCOME TO CHARITY

     For the year ended December 31, 2000, we set aside 5% of our pre-tax net income (before goodwill amortization, acquisition charges and stock-based compensation) for donations to charity. If we sustain pro forma profitability, we intend to donate such 5% of our annual pre-tax net income (before goodwill amortization, acquisition charges, and stock-based compensation) to charitable organizations. This will reduce our net income. We have recently incorporated the non-profit RealNetworks Foundation to manage our charitable giving efforts.

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

     - the future effectiveness of our intellectual property rights; and

     - the effect of current litigation in which we are involved.

     You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Factors That May Affect Our Business, Future Operating Results and Financial Condition" and elsewhere in this Annual Report on Form 10-K.

     We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Factors That May Affect Our Business, Future Operating Results and Financial Condition" and elsewhere in this Annual Report on Form 10-K could materially and adversely affect our business, financial condition and operating results. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     RealNetworks is exposed to the impact of interest rate changes and change in the market values of its investments.

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our cash equivalents and short-term investments consist of high quality securities, as specified in our investment policy guidelines. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates. Because we have historically held our short-term investments until maturity and the substantial majority matures within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates.

     The table below presents the amounts and related weighted average interest rates of our investment portfolio at December 31, 2000:

                                                    WEIGHTED AVERAGE   AMORTIZED   ESTIMATED
                                                     INTEREST RATE       COST      FAIR VALUE
                                                    ----------------   ---------   ----------
                                                                           (IN THOUSANDS)
Cash and cash equivalents:
  Cash............................................        6.49%        $115,805     115,805
  Commercial paper................................        6.53           32,080      32,080
                                                                       --------     -------
     Total cash and cash equivalents..............        6.50          147,885     147,885
                                                                       --------     -------
Short-term investments:
  Corporate notes.................................        6.40           29,612      29,693
  Commercial paper................................        5.99           82,549      82,549
  U.S. Government agency securities...............        5.77           85,638      85,991
  Certificates of deposit.........................        6.09           10,992      10,992
  Other...........................................        6.34            7,600       7,600
                                                                       --------     -------
     Total short-term investments.................        5.98          216,391     216,825
                                                                       --------     -------
     Total cash, cash equivalents and short-term
       investments................................        6.19         $364,276     364,710
                                                                       ========     =======
     Restricted cash equivalents..................        6.42         $ 18,800      18,800

     The contractual maturities of short-term investments are as follows:

                                                    WEIGHTED AVERAGE   AMORTIZED   ESTIMATED
                                                     INTEREST RATE       COST      FAIR VALUE
                                                    ----------------   ---------   ----------
                                                                           (IN THOUSANDS)

Within one year...................................        5.96%        $202,199     202,537
Between one year and two years....................        6.17           14,192      14,288
                                                                       --------     -------
     Short-term investments.......................        5.98%        $216,391     216,825
                                                                       ========     =======

     Investment Risk. As of December 31, 2000, we had investments in voting capital stock of privately-held, technology companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method since ownership is less than 20% and we do not have significant influence. Some of these securities do not have a quoted market price. Our policy is to regularly review the operating performance in assessing the carrying value of these investments. Our investments in publicly traded companies are carried at current market value and are classified as long term as they are strategic in nature, we have no plans to sell them in the near term, and based upon an evaluation of the facts and circumstances at December 31, 2000, an other than temporary impairment had not occurred. Equity price fluctuations of plus or minus 10% of prices at December 31, 2000 would have had an approximate $450,000 impact on the value of our investments in publicly traded companies at December 31, 2000.

     Foreign Currency Exchange Rate Risk. The majority of the revenue and operating expenses of our foreign subsidiaries are denominated in local currencies and translated into U.S. dollars. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Revenue and expense accounts are translated into U.S. dollars using average rates of exchange. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our results from operations as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% strengthening of the U.S. dollar, throughout the year ended December 31, 2000, would have had the effect of reducing net loss before income tax provision by approximately $800,000. An average 10% weakening of the U.S. dollar for the same period, would have the effect of increasing net loss before income tax provision by approximately $800,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REALNETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------    -------
                                                                 (IN THOUSANDS)
Current assets:
  Cash, cash equivalents and short-term investments.........  $ 364,710    344,627
  Trade accounts receivable, net of allowances for doubtful
    accounts and sales returns of $2,308 in 2000 and $1,982
    in 1999.................................................      8,647      6,895
  Prepaid expenses and other current assets.................      3,989      2,870
  Deferred tax assets.......................................     10,777         --
                                                              ---------    -------
         Total current assets...............................    388,123    354,392
                                                              ---------    -------
Equipment and leasehold improvements, at cost:
  Equipment and software....................................     28,979     21,142
  Leasehold improvements....................................     25,670     15,129
                                                              ---------    -------
         Total equipment and leasehold improvements.........     54,649     36,271
  Less accumulated depreciation and amortization............     12,376     10,101
                                                              ---------    -------
         Net equipment and leasehold improvements...........     42,273     26,170
                                                              ---------    -------
Restricted cash equivalents.................................     18,800     13,700
Deferred tax assets.........................................      3,365         --
Goodwill, net of accumulated amortization of $46,138 in 2000
  and $3,724 in 1999........................................    104,861      6,920
Other.......................................................     20,986      9,942
                                                              ---------    -------
         Total assets.......................................  $ 578,408    411,124
                                                              =========    =======
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   7,727      6,305
  Accrued and other liabilities.............................     36,552     26,944
  Deferred revenue, excluding non-current portion...........     38,522     47,316
                                                              ---------    -------
         Total current liabilities..........................     82,801     80,565
                                                              ---------    -------
Deferred revenue, excluding current portion.................     12,747         --
Deferred rent...............................................      2,048         --
Shareholders' equity:
  Preferred stock, $0.001 par value, no shares issued and
    outstanding
    Series A: authorized 200 shares.........................         --         --
    Undesignated series: authorized 59,800 shares...........         --         --
  Common stock, $0.001 par value
    Authorized 1,000,000 shares in 2000 and 300,000 shares
     in 1999; issued and outstanding 159,214 shares in 2000
     and 149,648 shares in 1999.............................        159        150
  Additional paid-in capital................................    692,245    366,177
  Deferred stock compensation...............................    (53,222)        --
  Accumulated other comprehensive loss......................    (13,384)      (903)
  Accumulated deficit.......................................   (144,986)   (34,865)
                                                              ---------    -------
         Total shareholders' equity.........................    480,812    330,559
Commitments, contingencies and subsequent events
                                                              ---------    -------
         Total liabilities and shareholders' equity.........  $ 578,408    411,124
                                                              =========    =======

          See accompanying notes to consolidated financial statements

                      REALNETWORKS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              -----------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
  Software license fees.....................................   $ 148,091       90,627       48,487
  Service revenues..........................................      52,505       26,466       14,742
  Advertising...............................................      40,942       14,149        3,148
                                                               ---------      -------      -------
          Total net revenues................................     241,538      131,242       66,377
                                                               ---------      -------      -------
Cost of revenues:
  Software license fees.....................................      14,341       13,006        8,308
  Service revenues..........................................      14,718        6,579        2,631
  Advertising...............................................       9,629        2,906        1,727
                                                               ---------      -------      -------
          Total cost of revenues............................      38,688       22,491       12,666
                                                               ---------      -------      -------
          Gross profit......................................     202,850      108,751       53,711
                                                               ---------      -------      -------
Operating expenses:
  Research and development (excluding non-cash stock based
     compensation of $92,161 for 2000 and $0 for 1999 and
     1998, included below)..................................      57,819       38,415       22,480
  Sales and marketing (excluding non-cash stock based
     compensation of $4,454 for 2000 and $0 for 1999 and
     1998, included below)..................................     101,197       53,465       33,460
  General and administrative................................      27,807       16,380       11,540
  Goodwill amortization, acquisitions charges, and stock
     based compensation.....................................     142,053        3,531       10,319
                                                               ---------      -------      -------
          Total operating expenses..........................     328,876      111,791       77,799
                                                               ---------      -------      -------
          Operating loss....................................    (126,026)      (3,040)     (24,088)
                                                               ---------      -------      -------
Other income (expense):
  Interest income, net......................................      21,804       11,523        4,928
  Other expense.............................................      (2,933)      (1,557)        (793)
                                                               ---------      -------      -------
          Other income, net.................................      18,871        9,966        4,135
                                                               ---------      -------      -------
Net income (loss) before income tax provision...............    (107,155)       6,926      (19,953)
          Income tax provision..............................       2,966           --           --
                                                               ---------      -------      -------
Net income (loss)...........................................   $(110,121)       6,926      (19,953)
                                                               =========      =======      =======
Basic net income (loss) per share...........................   $   (0.72)        0.05        (0.15)
Diluted net income (loss) per share.........................   $   (0.72)        0.04        (0.15)
Shares used to compute basic net income (loss) per share....     153,870      142,016      130,156
Shares used to compute diluted net income (loss) per
  share.....................................................     153,870      166,576      130,156
Comprehensive income (loss):
  Net income (loss).........................................   $(110,121)       6,926      (19,953)
  Unrealized loss on securities.............................     (12,338)        (670)          --
  Foreign currency translation adjustments..................        (143)        (107)          36
                                                               ---------      -------      -------
          Comprehensive income (loss).......................   $(122,602)       6,149      (19,917)
                                                               =========      =======      =======

          See accompanying notes to consolidated financial statements

                      REALNETWORKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 SERIES A           SERIES B
                               CONVERTIBLE        CONVERTIBLE                         SPECIAL COMMON
                             PREFERRED STOCK    PREFERRED STOCK      COMMON STOCK          STOCK        ADDITIONAL     DEFERRED
                             ----------------   ----------------   ----------------   ---------------    PAID-IN        STOCK
                             SHARES   AMOUNT    SHARES   AMOUNT    SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION
                             ------   -------   ------   -------   -------   ------   ------   ------   ----------   ------------
                                                                        (IN THOUSANDS)
  Balances at December 31,
    1997...................    17     $ 3,642     103    $ 1,200   110,984    $111     3,338    $ 3       95,724             --
Common stock issued:
  Exercise of options and
    Employee Stock Purchase
    Plan...................    --          --      --         --     3,764       4        --     --        1,614             --
  Exercise of common stock
    warrants...............    --          --      --         --     2,666       3        --     --        3,844             --
  Business combination.....    --          --      --         --     4,406       4        --     --       16,522             --
Conversion of special
  common stock to common
  stock....................    --          --      --         --     3,008       3      (752)    --           (3)            --
Issuance of stock
  warrants.................    --          --      --         --        --      --        --     --          550             --
Translation adjustment.....    --          --      --         --        --      --        --     --           --             --
Net loss...................    --          --      --         --        --      --        --     --           --             --
                              ---     -------    ----    -------   -------    ----    ------    ---      -------       --------
  Balances at December 31,
    1998...................    17       3,642     103      1,200   124,828     125     2,586      3      118,251             --
Common stock issued:
  Exercise of options and
    Employee Stock Purchase
    Plan...................    --          --      --         --     5,558       6        --     --       11,348             --
  Exercise of common stock
    warrants...............    --          --      --         --       326      --        --     --        1,399             --
  Sale of common stock, net
    of issuance costs of
    $10,438................    --          --      --         --     8,250       8        --     --      228,804             --
Conversion to common stock:
  Series A preferred.......   (17)     (3,642)     --         --       136      --        --     --        3,642             --
  Series B preferred.......    --          --    (103)    (1,200)      206      --        --     --        1,200             --
  Special common stock.....    --          --      --         --    10,344      11    (2,586)    (3)          (8)            --
Issuance of common stock
  warrants in exchange for
  services.................    --          --      --         --        --      --        --     --          158             --
Remeasurement of preferred
  stock warrants due to
  debt term extension......    --          --      --         --        --      --        --     --        1,383             --
Unrealized loss on
  investments..............    --          --      --         --        --      --        --     --           --             --
Translation adjustment.....    --          --      --         --        --      --        --     --           --             --
Net income.................    --          --      --         --        --      --        --     --           --             --
                              ---     -------    ----    -------   -------    ----    ------    ---      -------       --------
  Balances at December 31,
    1999...................    --          --      --         --   149,648     150        --     --      366,177             --
Common stock issued:
  Exercise of options and
    Employee Stock Purchase
    Plan...................    --          --      --         --     5,174       5        --     --       21,422             --
  Business combinations....    --          --      --         --     4,428       4        --     --      288,072       (149,837)
  Payment of services......                --      --         --         1      --        --     --           34             --
Amortization of deferred
  stock compensation.......    --          --      --         --        --      --        --     --           --         96,615
Repayment of shareholder
  loan.....................    --          --      --         --        --      --        --     --          310             --
Escrow shares returned.....                --      --         --       (37)     --        --     --           --             --
Income tax benefit related
  to stock options.........    --          --      --         --        --      --        --     --       16,230             --
Unrealized loss on
  investments..............    --          --      --         --        --      --        --     --           --             --
Translation adjustment.....    --          --      --         --        --      --        --     --           --             --
Net loss...................    --          --      --         --        --      --        --     --           --             --
                              ---     -------    ----    -------   -------    ----    ------    ---      -------       --------
  Balances at December 31,
    2000...................    --     $    --      --    $    --   159,214    $159        --    $--      692,245        (53,222)
                              ===     =======    ====    =======   =======    ====    ======    ===      =======       ========

                              ACCUMULATED
                                 OTHER
                             COMPREHENSIVE                     TOTAL
                                INCOME       ACCUMULATED   SHAREHOLDERS'
                                (LOSS)         DEFICIT        EQUITY
                             -------------   -----------   -------------
                                           (IN THOUSANDS)
  Balances at December 31,
    1997...................        (162)       (21,838)      $  78,680
Common stock issued:
  Exercise of options and
    Employee Stock Purchase
    Plan...................          --             --           1,618
  Exercise of common stock
    warrants...............          --             --           3,847
  Business combination.....          --             --          16,526
Conversion of special
  common stock to common
  stock....................          --             --              --
Issuance of stock
  warrants.................          --             --             550
Translation adjustment.....          36             --              36
Net loss...................          --        (19,953)        (19,953)
                                -------       --------       ---------
  Balances at December 31,
    1998...................        (126)       (41,791)         81,304
Common stock issued:
  Exercise of options and
    Employee Stock Purchase
    Plan...................          --             --          11,354
  Exercise of common stock
    warrants...............          --             --           1,399
  Sale of common stock, net
    of issuance costs of
    $10,438................          --             --         228,812
Conversion to common stock:
  Series A preferred.......          --             --              --
  Series B preferred.......          --             --              --
  Special common stock.....          --             --              --
Issuance of common stock
  warrants in exchange for
  services.................          --             --             158
Remeasurement of preferred
  stock warrants due to
  debt term extension......          --             --           1,383
Unrealized loss on
  investments..............        (670)            --            (670)
Translation adjustment.....        (107)            --            (107)
Net income.................          --          6,926           6,926
                                -------       --------       ---------
  Balances at December 31,
    1999...................        (903)       (34,865)        330,559
Common stock issued:
  Exercise of options and
    Employee Stock Purchase
    Plan...................          --             --          21,427
  Business combinations....          --             --         138,239
  Payment of services......          --             --              34
Amortization of deferred
  stock compensation.......          --             --          96,615
Repayment of shareholder
  loan.....................          --             --             310
Escrow shares returned.....          --             --              --
Income tax benefit related
  to stock options.........          --             --          16,230
Unrealized loss on
  investments..............     (12,338)            --         (12,338)
Translation adjustment.....        (143)            --            (143)
Net loss...................          --       (110,121)       (110,121)
                                -------       --------       ---------
  Balances at December 31,
    2000...................     (13,384)      (144,986)      $ 480,812
                                =======       ========       =========

          See accompanying notes to consolidated financial statements

                      REALNETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    --------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(110,121)       6,926     (19,953)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization of equipment and leasehold
      improvements..........................................      9,287        4,846       3,616
    Amortization of goodwill, related stock based
      compensation and acquisition charges..................    142,053        2,128      10,319
    Amortization of discount on debt........................         --          841         367
    Common stock warrant issued for services................         --          158          --
    Loss on sale of equity investment.......................      1,246           --          --
    Loss on disposal of equipment and leasehold
      improvements..........................................         --           --         644
    Equity in net losses of joint venture...................      1,859          368         448
    Income tax benefit related to stock options.............     16,230           --          --
    Deferred income taxes...................................    (14,142)          --         777
    Other...................................................         34          (26)         --
    Changes in certain assets and liabilities:
      Trade accounts receivable.............................     (1,297)      (1,686)        413
      License fee receivable................................         --           --      10,000
      Prepaid expenses and other current assets.............     (3,511)         576      (1,486)
      Accounts payable......................................      1,389        2,343         949
      Accrued and other liabilities.........................      9,252       13,899       4,444
      Deferred revenue......................................      3,699       17,814      (3,028)
                                                              ---------    ---------    --------
      Net cash provided by operating activities.............     55,978       48,187       7,510
                                                              ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements.........    (23,993)     (24,559)     (4,373)
  Purchases of short-term investments.......................   (854,816)    (193,358)    (93,161)
  Sales of short-term investments...........................    822,750       46,934      85,542
  Purchase of long-term equity investments..................    (29,299)      (9,000)         --
  Decrease in other assets..................................      4,058          310          30
  Increase in restricted cash equivalents...................     (5,100)          --     (13,700)
  Payment of acquisition costs, net of cash acquired........     (3,526)          --         203
                                                              ---------    ---------    --------
      Net cash used in investing activities.................    (89,926)    (179,673)    (25,459)
                                                              ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable and notes payable
    with warrants...........................................         --        1,000         735
  Payments on notes payable.................................         --         (628)       (150)
  Collection of shareholder loan receivable.................        310           --          --
  Net proceeds from sales of preferred and common stock and
    exercise of stock options and warrants..................     21,427      240,291       5,931
                                                              ---------    ---------    --------
      Net cash provided by financing activities.............     21,737      240,663       6,516
                                                              ---------    ---------    --------
Effect of exchange rate changes on cash.....................       (859)        (122)        (62)
                                                              ---------    ---------    --------
      Net increase (decrease) in cash and cash
         equivalents........................................    (13,070)     109,055     (11,495)
Cash and cash equivalents at beginning of year..............    160,955       51,900      63,395
                                                              ---------    ---------    --------
Cash and cash equivalents at end of year....................  $ 147,885      160,955      51,900
                                                              =========    =========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest....................  $      62           90          65
  Cash paid during the year for income taxes................        227           --         600
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING
  ACTIVITIES:
  Common stock issued in business combinations, net of
    deferred compensation...................................    138,239           --      16,526
  Notes payable tendered as exercise price of common stock
    warrants................................................         --        1,585          --
  Remeasurement of preferred stock warrants due to debt term
    extension...............................................  $      --        1,383          --

          See accompanying notes to consolidated financial statements

                      REALNETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Description of Business. RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading global provider of software products and services for Internet media delivery. The Company pioneered the development of "streaming media" systems that enable the creation, real-time delivery and playback of audio, video and multimedia content on the Web. The Company extended its media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on personal computers and digital playback devices and is extending it further to allow consumers to enjoy streaming and digital media content via mobile networks and devices.

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

     B. Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements have been prepared to give retroactive effect to the merger with Xing Technology Corporation (Xing) on August 10, 1999, which was accounted for as a pooling of interests. The consolidated financial statements for all periods prior to the merger have been restated for all periods as if Xing and the Company had always been combined.

     On April 27, 1999 and January 21, 2000, the board of directors declared a 2-for-1 split of the Company's Common Stock in the form of a stock dividend. The stock splits were effected on May 10, 1999 and February 11, 2000, respectively. Accordingly, the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the stock splits.

     C. Cash, Cash Equivalents and Short-Term Investments. The Company considers all short-term investments with a remaining contractual maturity at date of purchase of three months or less to be cash equivalents.

     The Company has classified all debt and equity securities for which there is a determinable fair market value and there are no restrictions on the Company's ability to sell within the next 12 months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for determining realized gains and losses on available-for-sale securities is determined on the specific identification basis.

     D. Other Investments. The cost method is used to account for equity investments in companies in which RealNetworks holds less than a 20 percent voting interest, does not exercise significant influence and the related securities do not have a quoted market price.

     The Company has investments that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in consolidated operating results. To date, these investments have not significantly impacted the Company's results of operations or its financial position.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     E. Revenue Recognition. The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements."

     Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. If specific objective evidence does not exist for an undelivered element in a software arrangement, which, for the Company, typically relates to the development of complex content delivery networks which include software licenses, consulting services and product support, revenue is recognized over the term of the support period commencing upon deployment of the Company's technology in the customer's network.

     Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, the Company defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable.

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

     Service revenues include payments under support and upgrade contracts, RealPlayer GoldPass media subscription services, and fees from consulting services and streaming media content hosting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenues are recognized over the period that services are provided. Other service revenues are recognized when the services are performed.

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

     In December 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which as amended, was adopted by the Company in the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial statements.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     F. Research and Development. Costs incurred in research and development are expensed as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established through the date the product is available for general release to customers. The Company has not capitalized any software development costs as technological feasibility is generally not established until a working model is completed at which time substantially all development is complete.

     G. Stock-Based Compensation. The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, the Company accounts for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees," (APB 25) and related interpretations. Compensation cost for employee stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price.

     The Company recognizes compensation cost related to fixed awards on an accelerated basis over the applicable vesting period using the methodology described in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

     In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN No. 44 was effective July 1, 2000. This interpretation provides guidance for applying APB 25. The adoption of FIN No. 44 did not have a material impact on the Company's consolidated financial statements.

     H. Advertising Expenses. The Company expenses the cost of advertising and promoting its products as incurred. Such costs are included in sales and marketing expense and totaled $8,914 in 2000, $2,900 in 1999, and $783 in 1998.

     I. Depreciation and Amortization. Depreciation and amortization of equipment and leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the assets, generally three to 12 years, or the lease term. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination accounted for under the purchase accounting method. Goodwill is amortized using the straight-line method over three or five years.

     J. Income Taxes. The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and operating loss and tax credit carryforwards. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.

     K. Financial Instruments and Concentrations of Risk. The Company's financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable and accounts payable. The fair value of these instruments approximates their financial statement carrying amounts due to their short maturities.

     Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company mitigates its credit risk by requiring deposits from customers that do not have established credit histories. The Company is subject to concentrations of credit risk and interest rate risk related to its short-term investments. The Company's credit risk is managed by limiting the amount of

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

investments placed with any one issuer, investing in high-quality securities and securities of the U.S. government, and limiting the average maturity of the overall portfolio.

     L. Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common shareholders for 2000 and 1998, basic and diluted net loss per share are the same for those periods.

     The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations for 2000, 1999, and 1998.

                                                            WEIGHTED AVERAGE
                                           INCOME (LOSS)         SHARES         INCOME (LOSS)
                                            (NUMERATOR)      (DENOMINATOR)        PER SHARE
                                           -------------    ----------------    -------------
Year Ended December 31, 2000
  Basic and diluted net loss per share...    $(110,121)         153,870             (0.72)
                                             =========          =======             =====
Year Ended December 31, 1999
  Basic net income per share.............    $   6,926          142,016              0.05
  Effect of dilutive stock options and
     warrants............................           --           24,560
                                             ---------          -------             -----
  Diluted net income per share...........    $   6,926          166,576              0.04
                                             =========          =======             =====
Year Ended December 31, 1998
  Basic and diluted net loss per share...    $ (19,953)         130,156             (0.15)
                                             =========          =======             =====

     The computation of diluted net income (loss) per share excludes the following options to acquire shares of common stock for the years indicated because their effect would be anti-dilutive:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              -------   -----   ------
Common stock options........................................   41,614   1,462   32,770
Weighted average exercise price per share...................  $ 25.73   66.42     3.03

     M. Comprehensive Income (Loss). The Company's comprehensive income (loss) for 2000, 1999 and 1998 consisted of net loss, unrealized gains (losses) on investment securities and the gross amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains (losses) on investments has been taken into account if applicable.

     N. Foreign Currency. The Company considers the functional currency of its foreign subsidiaries to be the local currency of the country in which the subsidiary is incorporated. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as translation adjustment and included in accumulated other comprehensive income (loss) in shareholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2000, 1999 and 1998.

     O. Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     P. Impairment of Long-Lived Assets and Goodwill. The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used, including goodwill, is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

     Q. Reclassifications. Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with the 2000 presentation.

     R. New Accounting Pronouncements. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards, and is effective for the company beginning January 1, 2001. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The adoption of SFAS 133 did not have a material effect on the Company's consolidated financial statements.

NOTE 2. CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

     The Company considers all short-term investments as available-for-sale. Accordingly, these investments are carried at fair value which is based on quoted market prices. The Company had net unrealized gains on short-term investments of $434 at December 31, 2000 and net unrealized losses on short-term investments of $670 at December 31 1999. All short-term investments have original contractual maturities of two years or less.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company's cash, cash equivalents and short-term investments consist of the following:

                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
           DECEMBER 31, 2000                COST         GAINS         LOSSES      FAIR VALUE
           -----------------              ---------    ----------    ----------    ----------
Cash and cash equivalents:
  Cash..................................  $115,805         --            --         115,805
  Commercial paper......................    32,080         --            --          32,080
                                          --------        ---           ---         -------
          Total cash and cash
            equivalents.................   147,885         --            --         147,885
                                          --------        ---           ---         -------
Short-term investments:
  Corporate notes.......................    29,612         85            (4)         29,693
  Commercial paper......................    82,549         --            --          82,549
  U.S. Government agency securities.....    85,638        355            (2)         85,991
  Certificates of deposit...............    10,992         --            --          10,992
  Other.................................     7,600         --            --           7,600
                                          --------        ---           ---         -------
          Total short-term
            investments.................   216,391        440            (6)        216,825
                                          --------        ---           ---         -------
          Total cash, cash equivalents
            and short-term
            investments.................  $364,276        440            (6)        364,710
                                          ========        ===           ===         =======
Restricted cash equivalents.............  $ 18,800         --            --          18,800
                                          ========        ===           ===         =======

                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
           DECEMBER 31, 1999                COST         GAINS         LOSSES      FAIR VALUE
           -----------------              ---------    ----------    ----------    ----------
Cash and cash equivalents:
  Cash..................................  $122,569         --             --        122,569
  Commercial paper......................    32,161         --            (17)        32,144
  Other.................................     6,242         --             --          6,242
                                          --------         --           ----        -------
          Total cash and cash
            equivalents.................   160,972         --            (17)       160,955
                                          --------         --           ----        -------
Short-term investments:
  Corporate notes.......................    47,572          2           (162)        47,412
  Commercial paper......................    44,889         --           (229)        44,660
  U.S. Government agency securities.....    76,011         13           (277)        75,747
  Other.................................    15,853         --             --         15,853
                                          --------         --           ----        -------
          Total short-term
            investments.................   184,325         15           (668)       183,672
                                          --------         --           ----        -------
          Total cash, cash equivalents
            and short-term
            investments.................  $345,297         15           (685)       344,627
                                          ========         ==           ====        =======
Restricted cash equivalents.............  $ 13,700         --             --         13,700
                                          ========         ==           ====        =======

     Restricted cash equivalents represents (a) a restricted escrow account of $11,500 established in connection with a lease agreement for the Company's corporate headquarters. Of the escrow account, $10,000 will be maintained for the term of the lease and the remaining $1,500 will be released as the Company funds tenant improvements, and (b) cash equivalents held as collateral against a $7,300 line of credit with a bank which represents collateral on the lease of a building located near the Company's corporate headquarters.

     Realized gains or losses on sales of available-for-sale securities for 2000, 1999 and 1998 were not significant.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The contractual maturities of available-for-sale debt securities at December 31, 2000 are as follows:

             DECEMBER 31, 2000                AMORTIZED COST    ESTIMATED FAIR VALUE
             -----------------                --------------    --------------------
Within one year.............................     $202,199             202,537
Between one year and two years..............       14,192              14,288
                                                 --------             -------
          Short-term investments............     $216,391             216,825
                                                 ========             =======

NOTE 3. ACQUISITIONS

     A. Acquisitions in 2000. In December 2000, the Company completed its acquisition of Aegisoft Corp. (Aegisoft), a Delaware corporation. Aegisoft is a developer of secure digital media software. As a result of the acquisition, Aegisoft became a wholly-owned subsidiary of RealNetworks and RealNetworks issued approximately 1,212 shares (including options to purchase shares) of its common stock in exchange for all of the outstanding shares of Aegisoft common stock and options to purchase Aegisoft common stock. Approximately 274 of those shares are subject to repurchase by the Company at a nominal price in certain circumstances. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Aegisoft's operations are included in the Company's consolidated financial statements since the date of acquisition. The acquisition was valued at approximately $11.1 million, including transaction costs. The purchase price excludes approximately $2.3 million of the Company's common stock issued to former stockholders of Aegisoft, which is subject to forfeiture over a period of 36 months beginning December 2000 upon the occurrence of certain events.

     In connection with the acquisition of Aegisoft, the Company incurred approximately $1,287 in acquisition-related expenditures, including $562 of relocation payments for Aegisoft employees which are dependent upon the related individuals remaining employed by the Company, and are recognized as expense over the related employment term, and $725 in professional fees and other costs. As of December 31, 2000, none of these costs had been paid. The costs are expected to be paid during the first quarter of 2001.

     In July 2000, the Company acquired a privately held company accounted for under the purchase method of accounting. Total consideration was $5,558 including common shares valued at $3,537 which are subject to repurchase by the Company under certain circumstances. Goodwill of $2,095 was recorded and represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. The revenues and expenses and fair value of net assets of the acquired company were not significant.

     In January 2000, the Company acquired NetZip, Inc. (NetZip), a Georgia corporation. NetZip is a developer and provider of Internet download management and utility software. As a result of the acquisition, NetZip became a wholly-owned subsidiary of RealNetworks and RealNetworks issued approximately 3,418 shares (including options to purchase shares) of its common stock in exchange for all of the outstanding shares of NetZip common stock and options to purchase NetZip common stock. Approximately 1,820 of those shares are subject to repurchase by the Company at a nominal price in certain circumstances. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of NetZip's operations are included in the Company's consolidated financial statements since the date of acquisition. The acquisition was valued at approximately $129 million, including transaction costs. The purchase price excludes approximately $144 million of the Company's common stock issued to former stockholders of NetZip, which is subject to forfeiture over a period of 30 months beginning January 2000 upon the occurrence of certain events.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     In connection with the acquisition of NetZip, the Company incurred approximately $5.0 million in acquisition-related expenditures, including $3.2 million of relocation payments and stay bonuses for NetZip employees which are dependent upon the related individuals remaining employed by the Company and are recognized as expense over the related employment term, and $1.8 million in professional fees and other costs. As of December 31, 2000, approximately $3.6 million of these costs have been paid.

     During 2000, the Company revised its estimate of remaining acquisition costs by $1,445, which resulted in corresponding decreases in accrued liabilities and goodwill.

     Summaries of the purchase price for the Aegisoft and NetZip acquisitions are as follows:

                                                           AEGISOFT    NETZIP
                                                           --------    -------
Stock and stock options..................................  $10,303     125,913
Direct acquisition costs.................................      725       1,771
Accrued liabilities assumed..............................       89         809
Other liabilities assumed................................       --         281
                                                           -------     -------
          Total purchase price...........................   11,117     128,774
Stock based compensation not included in purchase
  price..................................................    2,327     143,973
                                                           -------     -------
          Total acquisition cost and value of common
            stock to be issued under compensation
            agreements...................................  $13,444     272,747
                                                           =======     =======

     The purchase price was allocated as follows:

                                                           AEGISOFT    NETZIP
                                                           --------    -------
Cash.....................................................  $    --          73
Other current assets acquired............................       33         440
Equipment................................................       51         324
Non-current assets acquired..............................       26          15
Goodwill.................................................   11,007     127,922
                                                           -------     -------
          Total..........................................  $11,117     128,774
                                                           =======     =======

     No elements of in-process research and development were identified as part of the acquisitions in 2000.

     The following table presents unaudited pro forma results of operations as if the acquisitions of Aegisoft and NetZip had occurred at the beginning of each of the periods presented. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of results that may occur in the future.

                                                          2000         1999
                                                        ---------    --------
Total net revenues....................................  $ 242,930     136,478
Net loss..............................................   (128,362)   (168,325)
Net loss per share -- basic and diluted...............      (0.83)      (1.17)

     B. Acquisitions in 1999 and 1998. In August 1999, the Company acquired all of the outstanding capital stock of Xing in a transaction accounted for using the pooling of interests method of accounting. The Company issued an aggregate of 1,464 shares of its common stock and all outstanding options and warrants of Xing were replaced by options and warrants to acquire shares of the Company's common stock. Xing is a leading provider of high performance, standards-based digital audio and video encoding and decoding technology, including MP3 software.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The historical consolidated financial statements of the Company have been restated to include the accounts of Xing as if it had always been a part of the Company. There were no material transactions between the Company and Xing prior to the merger.

     In August 1999, the Company incurred acquisition costs of approximately $1,403 in connection with the merger with Xing. This included $860 of merger-related costs and $543 of integration expenses. Included in the integration expenses were $165 for severance for employees involved in duplicate functions and $378 for other obligations. There was approximately $160 included in accrued liabilities as of December 31, 1999 related to Xing acquisition costs, substantially all of which was paid in 2000.

     In March 1998, the Company completed the acquisition of Vivo Software, Inc.
(Vivo), a developer of streaming media creation tools. Under the terms of the acquisition, the Company issued approximately 4,406 shares of its common stock in exchange for all outstanding shares of Vivo common stock. In addition, the Company issued options to purchase approximately 190 shares of the Company's common stock in exchange for outstanding unvested options to purchase Vivo common stock. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of Vivo's operations are included in the Company's consolidated financial statements since the date of acquisition. The total purchase price, including liabilities assumed was $19,668 which resulted in goodwill of $10,644 and in-process research and development of $8,573, representing the fair value of technologies acquired for use in the Company's own development efforts.

     C. Goodwill Amortization, Acquisition Charges and Stock Based Compensation. Goodwill recorded as a result of the acquisitions represent the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed and is amortized using the straight-line method over its estimated life of three or five years. The value of the common stock subject to forfeiture issued to the former stockholders of acquired companies is being amortized over the forfeiture period. Goodwill amortization, acquisition charges and stock based compensation are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                            2000      1999      1998
                                                          --------    -----    ------
Stock based compensation................................  $ 96,615       --        --
Goodwill amortization and acquisition charges...........    45,438    3,531    10,319
                                                          --------    -----    ------
          Total.........................................  $142,053    3,531    10,319
                                                          ========    =====    ======

     The expected future recognition of expenses relating to goodwill amortization and stock based compensation are shown below:

                                                    GOODWILL      STOCK BASED
                                                  AMORTIZATION    COMPENSATION     TOTAL
                                                  ------------    ------------    -------
Years ended December 31,
  2001..........................................    $ 49,716         43,933        93,649
  2002..........................................      49,716          8,813        58,529
  2003..........................................       5,429            476         5,905
                                                    --------         ------       -------
                                                    $104,861         53,222       158,083
                                                    ========         ======       =======

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4. OTHER INVESTMENTS

     RealNetworks has made minority investments through the purchase of voting capital stock of companies that are engaged in businesses that are complimentary to those of the Company. The Company owns less than 20% of the voting capital stock of each company and does not exercise significant influence over the companies. The Company uses the cost method to account for those investments that are privately held and do not have a readily determinable fair market value. The Company regularly assess the carrying value of these investments for indications of impairment. The Company's investments in publicly traded companies are available for sale and are carried at current market value and are classified as long term as they are strategic in nature, the Company has no plans to sell them in the near term and based upon an evaluation of the facts and circumstances at December 31, 2000, an other than temporary impairment had not occurred. A summary of the investments are as follows:

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             -------    -----
Privately Held Investments
  Cost.....................................................  $15,498    9,000
  Carrying Value...........................................   15,498    9,000
Publicly Traded Investments
  Cost.....................................................   18,000       --
  Carrying Value...........................................    4,557       --

NOTE 5. SHAREHOLDERS' EQUITY

     A. Sales of Common Stock. In May 1999, the Company sold 8,250 shares of common stock for net proceeds of $228,812.

     B. Special Common Stock. Special common stock is not entitled to vote, except as required by law. All other rights and preferences of the special common stock are identical to common stock, except as otherwise required by law or expressly provided in the Company's Articles of Incorporation. All shares of special common stock were held by Microsoft Corporation (Microsoft) and each share automatically converted into four shares of common stock upon sale or transfer by Microsoft to an unaffiliated third party. During 1998, Microsoft sold 752 shares which were converted into 3,008 shares of common stock. During 1999, Microsoft sold its remaining 2,586 shares which were converted into 10,344 shares of common stock. There are no shares of special common stock outstanding at December 31, 2000.

     C. Convertible Preferred Stock. Series A and Series B Convertible Preferred Stock were convertible, at any time at the option of the holder, into shares of common stock. Each share of Series A Convertible Preferred Stock was convertible into eight shares of common stock and each share of Series B Convertible Preferred Stock was convertible into two shares of common stock.

     The shares of Series A and B Convertible Preferred Stock had preference in liquidation of $3,870 and $1,200 or $228 and $11.65 per share, respectively.

     The Series A and B Convertible Preferred Stock had voting rights equal to the number of full shares of common stock into which the preferred stock could be converted.

     In September 1999, all of the outstanding shares of Series A and Series B Convertible Preferred Stock were converted into 342 shares of common stock.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     D. Preferred Stock. Each share of Series A preferred stock entitles the holder to one thousand votes and dividends equal to one thousand times the aggregate per share amount of dividends declared on the common stock. There are no shares of Series A preferred stock outstanding.

     Undesignated preferred stock will have rights and preferences that are determinable by the Board of Directors when determination of a new series of preferred stock has been established.

     E. Shareholder Rights Plan. On October 16, 1998, the Company's board of directors declared a dividend of one preferred share purchase right (Right) in connection with its adoption of a Shareholder Rights Plan dated December 4, 1998, for each outstanding share of the Company's common stock on December 14, 1998 (Record Date). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights will not immediately be exercisable and detachable from the common stock. The Rights will become exercisable and detachable only following the acquisition by a person or a group of 15 percent or more of the outstanding common stock or ten days following the announcement of a tender or exchange offer for 15 percent or more of the outstanding common stock (Distribution Date). After the Distribution Date, each Right will entitle the holder to purchase for $37.50 (Exercise Price), a fraction of a share of the Company's Series A preferred stock with economic terms similar to that of one share of the Company's common stock. Upon a person or a group acquiring 15 percent or more of the outstanding common stock, each Right will allow the holder (other than the acquiror) to purchase common stock or securities of the Company having a then current market value of two times the Exercise Price of the Right. In the event that following the acquisition of 15 percent of the common stock by an acquiror, the Company is acquired in a merger or other business combination or 50 percent or more of the Company's assets or earning power are sold, each Right will entitle the holder to purchase for the Exercise Price, common stock or securities of the acquiror having a then current market value of two times the Exercise Price. In certain circumstances, the Rights may be redeemed by the Company at a redemption price of $0.0025 per Right. If not earlier exchanged or redeemed, the Rights will expire on December 4, 2008.

     F. Stock Warrants. In connection with a service agreement in 1999, the Company issued a warrant to purchase 4 shares of the Company's common stock. The Company recorded an expense in the amount of $158 for the fair value of the consideration received. The weighted average grant-date fair value of the warrant determined using the Black-Scholes option pricing model with an exercise price of $52.28 per share was $45.19 per share using assumptions of expected volatility of 100 percent, warrant term of two years, risk free interest rate of
6.0 percent and a dividend yield of zero. The warrants were outstanding at December 31, 2000.

     G. Stock Option Plan. The Company has stock option plans (Plans) to compensate employees for past and future services and has reserved 78,600 shares of common stock for option grants under the Plans. Generally, options vest based on continuous employment, over a five-year period. The options expire twenty years from the date of grant and are exercisable at the fair market value of the common stock at the grant date.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     A summary of stock option related activity is as follows:

                                                                     OPTIONS OUTSTANDING
                                                                    ---------------------
                                                                                 WEIGHTED
                                                        SHARES                   AVERAGE
                                                       AVAILABLE    NUMBER OF    EXERCISE
                                                       FOR GRANT     SHARES       PRICE
                                                       ---------    ---------    --------
Balance at December 31, 1997.........................    15,078      27,756       $ 0.73
  Plan amendment.....................................    10,000          --           --
  Options granted....................................   (12,028)     12,028         7.07
  Options assumed in acquisition of Vivo.............        --         192         0.06
  Options exercised..................................        --      (3,574)        0.21
  Options canceled...................................     3,632      (3,632)        1.86
                                                        -------      ------
Balance at December 31, 1998.........................    16,682      32,770         3.03
  Options granted....................................   (16,728)     16,728        38.63
  Options exercised..................................        --      (5,446)        1.80
  Options canceled...................................     5,796      (5,796)        7.40
                                                        -------      ------
Balance at December 31, 1999.........................     5,750      38,256        18.07
  Plan amendment.....................................    19,000          --           --
  Options granted....................................   (14,939)     14,939        40.09
  Options exercised..................................        --      (5,084)        3.87
  Options canceled...................................     6,497      (6,497)       31.89
                                                        -------      ------
Balance at December 31, 2000.........................    16,308      41,614       $25.69
                                                        =======      ======

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                 OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                               -----------------------   --------------------
                                 WEIGHTED
                                 AVERAGE      WEIGHTED               WEIGHTED
                                REMAINING     AVERAGE                AVERAGE
                   NUMBER OF   CONTRACTUAL    EXERCISE   NUMBER OF   EXERCISE
 EXERCISE PRICES    SHARES     LIFE (YEARS)    PRICE      SHARES      PRICE
 ---------------   ---------   ------------   --------   ---------   --------
$ 0.02 - $ 0.58      6,481        15.20        $ 0.18      5,196      $ 0.13
  0.69 -   7.25..    6,953        16.83          3.89      2,531        3.55
  7.42 -  14.88..    6,283        18.54         11.20        983        9.45
 15.50 -  30.56..    8,081        18.89         27.99      1,060       28.12
 30.81 -  46.00..    6,394        18.73         40.57      1,097       42.67
 46.19 -  78.72..    6,490        18.98         62.56        246       50.70
 78.94 -  88.88..      932        19.08         84.83         --          --
                    ------                                ------
                    41,614        17.91        $25.69     11,113      $ 9.73
                    ======                                ======

     In February 2001, the Company offered a voluntary stock option cancellation and regrant program to its employees. See Note 10.

     In accordance with the disclosure requirements of SFAS 123, if the Company had elected to recognize compensation cost based on the fair value of options granted at grant date as prescribed, net income (loss) and

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

net income (loss) per share would have been increased (decreased) to the pro forma amounts indicated in the table below:

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      ---------    -------    -------
Net Income (loss):
  As reported.......................................  $(110,121)     6,926    (19,953)
  Pro forma.........................................   (332,633)   (87,998)   (29,548)
Basic net income (loss) per share:
  As reported.......................................      (0.72)      0.05      (0.15)
  Pro forma.........................................      (2.16)     (0.62)     (0.23)
Diluted net income (loss) per share:
  As reported.......................................      (0.72)      0.04      (0.15)
  Pro forma.........................................      (2.16)     (0.62)     (0.23)

     The per share weighted average fair value of stock options granted during 2000, 1999 and 1998 was $28.78, $24.21, and $4.14, respectively, on the date of grant. The fair value was determined using the Black-Scholes model. The following weighted average assumptions were used to perform the calculations:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Expected dividend yield.....................................     0%      0%      0%
Risk-free interest rate.....................................  6.17%   5.35%   5.15%
Expected life (years).......................................   3.9     3.1     3.5
Volatility..................................................   100%    100%     85%

     The Company has a stock option plan for one of its subsidiaries. A total of 2,000 shares are authorized under the plan. During 2000, 707 options were granted and 707 options were outstanding at December 31, 2000. All options were priced at $10 per share. The weighted average fair value of options granted to purchase the subsidiary's common stock was $7.14 on the date of grant.

     H. Employee Stock Purchase Plan. Effective January 1998, the Company adopted an Employee Stock Purchase Plan (ESPP), and has reserved 4,000 shares of common stock for issuance under the ESPP. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85 percent of the fair market value of the common stock at the beginning or end of the respective semi-annual offering periods. There were 90, 112 and 190 shares purchased under the ESPP during 2000, 1999 and 1998, respectively. The weighted average fair value of the employee stock purchase rights was $9.59 in 2000, $7.10 in 1999 and $2.81 in 1998. The following assumptions were used to perform the calculation:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Expected dividend yield.....................................     0%      0%      0%
Risk-free interest rate.....................................  6.08%   5.06%   5.15%
Expected life (years).......................................   0.5     0.5     0.5
Volatility..................................................   100%    100%     85%

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6. SIGNIFICANT CUSTOMERS

     In June 1997, the Company entered into a strategic agreement with Microsoft pursuant to which the Company granted Microsoft a nonexclusive license to certain substantial elements of the source code of the Company's
RealAudio/RealVideo Version 4.0 technology. The $30 million license fee was recognized ratably over the three-year term of the Company's ongoing support obligations.

     Software license fees under the license agreement with Microsoft accounted for approximately 2%, 8% and 15% of total net revenues in 2000, 1999 and 1998, respectively.

     No other customers accounted for more than 10% of net revenues for 2000, 1999 and 1998.

NOTE 7. INCOME TAXES

     The components of income (loss) before income taxes are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       1999      1998
                                                        ---------    -----    -------
U.S. operations.......................................  $(109,209)   7,018    (19,747)
Foreign operations....................................      2,054      (92)      (206)
                                                        ---------    -----    -------
                                                        $(107,155)   6,926    (19,953)
                                                        =========    =====    =======

     The components of income tax expense (benefit) are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                               2000      1999    1998
                                                             --------    ----    ----
Current:
  U.S. Federal.............................................  $     --     --     (777)
  State and local..........................................       211     --       --
  Foreign..................................................       667     --       --
                                                             --------    ---     ----
          Total current....................................       878     --     (777)
Deferred:
  U.S. Federal.............................................   (14,142)    --      777
Charge in lieu of taxes attributable to employee stock
  option plans.............................................    16,230     --       --
                                                             --------    ---     ----
                                                             $  2,966     --       --
                                                             ========    ===     ====

     Income tax expense (benefit) differs from "expected" income tax expense (benefit) (computed by applying the U.S. Federal income tax rate of 35 percent in 2000, 34 percent in 1999 and 1998) as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2000       1999      1998
                                                         --------    ------    ------
U.S. federal taxes (benefit) at statutory rate.........  $(37,504)    2,355    (6,784)
State taxes, net of federal benefit....................       137        --        --
Amortization of nondeductible goodwill.................    14,844     1,201       557
Non deductible in-process research and development.....        --        --     3,053
Nondeductible stock compensation.......................    33,815        --        --
Change in valuation allowance for deferred tax
  assets...............................................    (8,097)   (2,721)    4,029
Other..................................................      (229)     (835)     (855)
                                                         --------    ------    ------
                                                         $  2,966        --        --
                                                         ========    ======    ======

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The tax effects of temporary differences and operating loss carryforwards that give rise to significant portions of net deferred tax assets are comprised of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------    -------
Deferred tax assets
  Net operating loss carryforwrds...........................  $ 171,480     86,234
  Deferred revenue..........................................     12,252      4,363
  Allowances for doubtful accounts and sales returns........      1,018        628
  Deprecation and amortization..............................        191        249
  Other.....................................................        681        756
                                                              ---------    -------
Gross deferred tax assets...................................    185,622     92,230
  Less valuation allowance..................................   (171,480)   (92,230)
                                                              ---------    -------
Net deferred tax assets.....................................  $  14,142         --
                                                              =========    =======

     Substantially all net operating loss carryforwards pertain to the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its tax returns from a reduction of income taxes payable resulting from the utilization of these losses. When realized, the tax benefit of these losses will be accounted for as a credit to shareholders' equity rather than a reduction of the income tax provision. These net operating loss carryforwards begin to expire in 2013, if not utilized.

     The valuation allowance for deferred tax assets increased by $79,250 in 2000, $75,342 in 1999 and $9,076 in 1998.

NOTE 8. SEGMENT INFORMATION

     The Company operates in one business segment, media delivery, for which the Company receives revenues from its customers. The Company's Chief Operating Decision Maker is considered to be the Company's Operating Committee (COC), which is comprised of the Company's Chief Executive Officer, the Company's President, and the Company's Senior Vice Presidents. The COC reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The COC does not review discrete financial information regarding profitability of the Company's different products or services and, therefore, the Company does not have operating segments as defined by Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information."

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company's customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       1999       1998
                                                        --------    -------    ------
United States.........................................  $172,250     93,277    44,149
Europe................................................    34,499     15,124     7,144
Japan/Asia Pacific....................................    20,710      9,992     4,429
Rest of the world.....................................     8,845      2,581       987
                                                        --------    -------    ------
          Subtotal....................................   236,304    120,974    56,709
Microsoft license agreement...........................     5,234     10,268     9,668
                                                        --------    -------    ------
          Total.......................................  $241,538    131,242    66,377
                                                        ========    =======    ======

     Revenue from external customers by product type is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       1999       1998
                                                        --------    -------    ------
Media delivery license revenue........................  $142,857     80,359    38,819
Media delivery service revenue........................    52,505     26,466    14,742
Advertising revenue...................................    40,942     14,149     3,148
Microsoft license agreement...........................     5,234     10,268     9,668
                                                        --------    -------    ------
          Total net revenues..........................  $241,538    131,242    66,377
                                                        ========    =======    ======

     Long-lived assets by geographic location are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000       1999
                                                              --------    ------
United States...............................................  $146,280    32,273
Europe......................................................       260       371
Japan/Rest of the world.....................................       594       446
                                                              --------    ------
          Total.............................................  $147,134    33,090
                                                              ========    ======

NOTE 9. COMMITMENTS

     A. Lease Commitments. The Company leases its office facilities under terms of operating lease agreements expiring through April 2011. Future minimum lease payments are as follows:

                  MINIMUM LEASE PAYMENTS
                  ----------------------
  2001....................................................  $ 10,054
  2002....................................................    10,622
  2003....................................................    10,956
  2004....................................................    11,283
  2005....................................................    11,642
  Thereafter..............................................    62,396
                                                            --------
          Total minimum lease payments....................  $116,953
                                                            ========

     Rent expense was $4,843 in 2000, $2,825 in 1999, and $2,600 in 1998.

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     B. 401(k) Retirement Savings Plan. The Company has a salary deferral plan (401(k) Plan) that covers substantially all employees. The Company, at its discretion, may make contributions to the 401(k) Plan, although it has not made any contributions to date. Employees can contribute a portion of their salary to the maximum allowed by the federal tax guidelines. The Company has no other post-employment or post-retirement benefit plans.

     C. Litigation. In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against the Company and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas -- Dallas Division. The plaintiffs allege that the Company, individually and in combination with Broadcast.com, infringes on a certain patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin the Company from the alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. The Company may be required to indemnify Broadcast.com under the terms of its license agreement. The plaintiffs filed a similar claim based on the same patent and seeking similar remedies as a separate lawsuit against Microsoft and Broadcast.com in the same court. The court has consolidated the lawsuit against Microsoft and Broadcast.com with the lawsuit against the Company and Broadcast.com. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other royalties, in addition to complying with injunctive relief, which could have a material adverse effect on the Company's operating results. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit, and intends to vigorously defend itself against these claims. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations.

     Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. We have filed answers denying the claims and have filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by the Company's End User License Agreements. The Washington State Court has granted our motion to compel arbitration. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks' motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks' End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company's business and its operating results.

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

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

NOTE 10. SUBSEQUENT EVENTS

     In February 2001, the Company offered a voluntary stock option cancellation and regrant program to its employees. The plan allows employees, if they so choose, to cancel a portion or all of their unexercised stock options effective February 22, 2001 provided that should an employee participate, any option granted to that employee within the six month period preceding February 22, 2001 are automatically cancelled, and be granted an equal number of new options on August 31, 2001. The exercise price of the new options will be the fair market price of the Company's common stock as listed on the Nasdaq National Market at the close of business on August 31, 2001. The vesting period will remain consistent with the original option grants. This plan has been structured to have no financial statement impact. Members of the Company's Board of Directors, including the chairman and CEO, as well as the CFO, are not eligible for this program, and participation by other named executive officers is limited.

     Details regarding options cancelled under the program are as follows:

                                                                 WEIGHTED AVERAGE
                                  SHARES                          EXERCISE PRICE
                   -------------------------------------    ---------------------------
     PRICE          VESTED       UNVESTED       TOTAL       VESTED    UNVESTED    TOTAL
     -----         ---------    ----------    ----------    ------    --------    -----
$7.03 - $14.88..           6         1,629         1,635    $13.75     14.65      14.64
15.78 - 30.56..          518         4,530         5,048     29.35     28.60      28.68
30.81 - 46.00..          950         3,758         4,708     40.68     40.18      40.28
46.19 - 88.88..          271         6,823         7,094     50.14     65.88      65.28
                   ---------    ----------    ----------
                       1,745        16,740        18,485    $38.69     45.04      44.44
                   =========    ==========    ==========

                      REALNETWORKS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11. QUARTERLY INFORMATION (UNAUDITED)

     The following table summarizes the unaudited statement of operations for each quarter of 2000 and 1999.

                                                             QUARTER ENDED
                                         ------------------------------------------------------
                                         MAR. 31     JUNE 30    SEPT. 30    DEC. 31     TOTAL
                                         --------    -------    --------    -------    --------
2000
  Net revenues.........................  $ 53,528     62,656     67,124      58,230     241,538
  Gross profit.........................    45,004     52,899     57,139      47,808     202,850
  Operating loss.......................   (23,721)   (32,524)   (31,838)    (37,943)   (126,026)
  Net loss.............................   (18,821)   (27,199)   (30,755)    (33,346)   (110,121)
  Basic and diluted net loss per
     share.............................     (0.12)     (0.18)     (0.20)      (0.21)      (0.72)

1999
  Net revenues.........................  $ 24,352     28,545     34,891      43,454     131,242
  Gross profit.........................    20,025     23,271     28,987      36,468     108,751
  Operating income (loss)..............    (1,775)    (1,948)      (863)      1,546      (3,040)
  Net income (loss)....................    (1,058)    (1,080)     3,003       6,061       6,926
  Basic net income (loss) per share....     (0.01)     (0.01)      0.02        0.04        0.05
  Diluted net income (loss) per
     share.............................     (0.01)     (0.01)      0.02        0.03        0.04

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RealNetworks, Inc.:

     We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Seattle, Washington
January 29, 2001 except as to note 10
which is dated February 22, 2001

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is contained in part in the sections captioned "Board of Directors -- Nominees for Director," "Board of
Directors -- Continuing Directors -- Not Standing for Election This Year," "Board of Directors -- Contractual Arrangements" and "Voting Securities and Principal Holders -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on May 23, 2001, and such information is incorporated herein by reference.

     The remaining information required by this Item is set forth as Item 4A in
Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on May 23, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained in the sections captioned "Voting Securities and Principal Holders" of the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on May 23, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Voting Securities and Principal Holders -- Certain Transactions" of the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on May 23, 2001.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:

        Consolidated Statements of Operations and Comprehensive Income
        (Loss) -- Years ended December 31, 2000, 1999 and 1998

        Consolidated Balance Sheets -- December 31, 2000 and 1999

        Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2000, 1999 and 1998

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

     None.

     (c) EXHIBITS

     The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

EXHIBIT NO. 2: PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

    2.1    Agreement and Plan of Merger among RealNetworks, Vivo
           Software, Inc. and RN Acquisition Corp. dated as of February
           20, 1998 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 1998)
    2.2    Agreement and Plan of Merger by and among RealNetworks, Xing
           Technology Corporation, XTC Acquisition Corp. and certain shareholders of Xing dated as of April 12, 1999
           (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999)
    2.3    Amendment No. 1 to Agreement and Plan of Merger among
           RealNetworks, Xing Technology Corporation, XTC Acquisition
           Corp. and certain shareholders of Xing dated as of July 28, 1999 (incorporated by reference from Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 1999)
    2.4 Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Varsity Acquisition Corp., NetZip, Inc., certain shareholders of NetZip, Inc. and ChaseMellon
           Shareholder Services, L.L.C., dated as of January 25, 2000
           (incorporated by reference from Exhibit 2.1 to the Current
           Report on Form 8-K filed with the Securities and Exchange
           Commission on January 26, 2000)

    2.5 Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., McKinley Acquisition Corp., Aegisoft
           Corp., certain shareholders of Aegisoft Corp. and Mellon
           Investor Services LLC, dated as of December 29, 2000
           (incorporated by reference from Exhibit 2.1 to the Current
           Report on Form 8-K filed with the Securities and Exchange
           Commission on January 12 2001)

EXHIBIT NO. 3: ARTICLES OF INCORPORATION AND BYLAWS

    3.1 Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks' Quarterly
           Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
    3.2    Amended and Restated Bylaws (incorporated by reference from
           Exhibit 3.2 to RealNetworks' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)

EXHIBIT NO. 4: INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

    4.1    Shareholder Rights Plan dated as of December 4, 1998 between
           RealNetworks and ChaseMellon Shareholder Services, L.L.C.
           (incorporated herein by reference to Exhibit 1 to
           RealNetworks' Registration Statement on Form 8-A12G filed
           with the Securities and Exchange Commission on December 14,
           1998)
    4.2    Amendment No. 1 dated as of January 21, 2000 to Shareholder
           Rights Plan between RealNetworks and ChaseMellon Shareholder
           Services, L.L.C. (incorporated herein by reference to
           Exhibit 1 to RealNetworks' Registration Statement on Form
           8-A12G/A filed with the Securities and Exchange Commission on February 7, 2000)
    4.3    Amendment No. 2 dated as of May 30, 2000 to Shareholder
           Rights Plan between RealNetworks and ChaseMellon Shareholder
           Services, L.L.C. (incorporated herein by reference to
           Exhibit 1 to RealNetworks' Registration Statement on Form
           8-A12G/A filed with the Securities and Exchange Commission on June 8, 2000)
    4.4    Third Amended and Restated Investors' Rights Agreement dated
           March 24, 1998 by and among RealNetworks and certain
           shareholders of RealNetworks (incorporated herein by
           reference to Exhibit 10.16 to RealNetworks' Annual Report on
           Form 10-K for the year ended December 31, 1997 filed with
           the Securities and Exchange Commission on March 30, 1998)

EXHIBIT NO. 10: MATERIAL CONTRACTS

    EXECUTIVE COMPENSATION PLANS AND AGREEMENTS

    10.1 RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks' Registration
           Statement on Form S-8 filed with the Securities and Exchange
           Commission on September 14, 1998)
    10.2 RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 2, 2000 (incorporated by reference from Exhibit 10.1 to RealNetworks' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
    10.3 RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on October 18, 2000 (incorporated by reference from Exhibit 4.2 to RealNetworks' Registration Statement on Form
           S-8 filed with the Securities and Exchange Commission on February 9, 2001)
    10.4 Vivo Software, Inc. 1993 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 to RealNetworks' Registration
           Statement on Form S-8 filed with the Securities and Exchange
           Commission on May 20, 1998)

10.5       Form of Stock Option Agreement under 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 4.3 to RealNetworks' Registration Statement on Form S-8 filed with the
           Securities and Exchange Commission on February 9, 2001)
10.6       Form of Stock Option Agreement under 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 4.4 to RealNetworks' Registration Statement on Form S-8 filed with the
           Securities and Exchange Commission on February 9, 2001)
10.7       RealNetworks, Inc. 1998 Employee Stock Purchase Plan, as amended and restated on December 19, 2000
10.8       Offer letter dated May 14, 1998 between RealNetworks, Inc. and Paul Bialek.
10.9       Offer letter dated July 12, 2000 between RealNetworks, Inc. and Phil Murphy
10.10      Offer letter dated October 13, 2000 between RealNetworks, Inc. and Richard Cohen
10.11      Offer letter dated February 1, 2001 between RealNetworks, Inc. and Lawrence Jacobson
OTHER MATERIAL CONTRACTS

10.12      Lease dated January 21, 1998 between RealNetworks as Lessee and 2601 Elliott, LLC (incorporated by reference from Exhibit 10.1 to RealNetworks' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 filed with the Securities and Exchange Commission on May 14, 1998)
10.13      Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to Amendment No. 4 of RealNetworks' Registration Statement on Form S-1 filed with the Securities and
           Exchange Commission on November 20, 1997 (File No. 333-36553))
10.14      Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P.,
           Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to Amendment No. 4 of
           RealNetworks' Registration Statement on Form S-1 filed with the Securities and Exchange Commission on
           November 20, 1997 (File No. 333-36553))
10.15      Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to Amendment No. 4 of RealNetworks' Registration Statement on Form S-1
           filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))

EXHIBIT NO. 21: SUBSIDIARIES OF THE REGISTRANT

     21.1  Subsidiaries of RealNetworks

EXHIBIT NO. 23: CONSENTS OF EXPERTS AND COUNSEL

     23.1  Consent of KPMG LLP

EXHIBIT NO. 24: POWER OF ATTORNEY

     24.1  Power of Attorney (included on signature page)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 30, 2001.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ ROBERT GLASER                       Chairman of the Board and     March 30, 2001
-----------------------------------------------------      Chief Executive Officer
                    Robert Glaser                           (Principal Executive
                                                                  Officer)

                   /s/ PAUL BIALEK                         Senior Vice President,       March 30, 2001
-----------------------------------------------------       Finance & Operations,
                     Paul Bialek                           Chief Financial Officer
                                                                and Treasurer
                                                          (Principal Financial and
                                                             Accounting Officer)

                  /s/ EDWARD BLEIER                               Director              March 30, 2001
-----------------------------------------------------
                    Edward Bleier

                 /s/ JAMES W. BREYER                              Director              March 30, 2001
-----------------------------------------------------
                   James W. Breyer

                 /s/ BRUCE JACOBSEN                               Director              March 30, 2001
-----------------------------------------------------
                   Bruce Jacobsen

                 /s/ MITCHELL KAPOR                               Director              March 30, 2001
-----------------------------------------------------
                   Mitchell Kapor

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RealNetworks, Inc.:

     Under date of January 29, 2001, except as to note 10 which is dated February 22, 2001, we reported on the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which report is included in the 2000 annual report on Form 10-K of RealNetworks, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington
January 29, 2001 except as to note 10
which is dated February 22, 2001

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      REALNETWORKS, INC. AND SUBSIDIARIES

                   YEARS ENDED DECEMBER 31, 2000, 1999, 1998
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                 BALANCE AT     CHARGED TO                  BALANCE AT
                                                BEGINNING OF    COSTS AND                     END OF
                 DESCRIPTION                       PERIOD        EXPENSES     DEDUCTIONS      PERIOD
                 -----------                    ------------    ----------    ----------    ----------
Year ended December 31, 2000:
  Valuation accounts deducted from assets
     Allowance for doubtful accounts
       receivable and sales returns...........     $1,982         10,226        (9,900)       2,308
Year ended December 31, 1999:
  Valuation accounts deducted from assets
     Allowance for doubtful accounts
       receivable and sales returns...........      1,344          5,569        (4,931)       1,982
Year ended December 31, 1998:
  Valuation accounts deducted from assets
     Allowance for doubtful accounts
       receivable and sales returns...........        986          4,653        (4,295)       1,344

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.7       RealNetworks, Inc. 1998 Employee Stock Purchase Plan, as
           amended and restated on December 19, 2000
10.8       Offer letter dated May 14, 1998 between RealNetworks, Inc.
           and Paul Bialek
10.9       Offer letter dated July 12, 2000 between RealNetworks, Inc.
           and Phil Murphy
10.10      Offer letter dated October 13, 2000 between RealNetworks,
           Inc. and Richard Cohen
10.11      Offer letter dated February 1, 2001 between RealNetworks,
           Inc. and Lawrence Jacobson
21.1       Subsidiaries of RealNetworks, Inc.
23.1       Consent of KPMG LLP