Form 10-Q
period 2001-03-31
REALNETWORKS INC
filed 2001-05-15
CIK 1046327

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The number of shares of the registrant's Common Stock outstanding as of April 30, 2001 was 160,247,148.

                               REALNETWORKS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                     PAGE
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements...........................................................................3

Item 2. Management's  Discussion and Analysis of Financial Condition and Results of Operations........13

Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................38

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.............................................................................39

Item 6. Exhibits and Reports on Form 8-K..............................................................39

                    PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                       March 31,     December 31,
                                                                                         2001           2000
                                                                                       ---------     ------------
                                     ASSETS

Current assets:
     Cash, cash equivalents and short-term investments                                 $ 350,476        364,710
     Trade accounts receivable, net of allowances for doubtful
        accounts and sales returns                                                         7,210          8,647
     Prepaid expenses and other current assets                                             4,272          3,989
     Deferred income taxes                                                                 9,201         10,777
                                                                                       ---------      ---------
        Total current assets                                                             371,159        388,123

Equipment and leasehold improvements, at cost:
     Equipment and software                                                               30,783         28,979
     Leasehold improvements                                                               32,667         25,670
                                                                                       ---------      ---------
        Total equipment and leasehold improvements                                        63,450         54,649
     Less accumulated depreciation and amortization                                       15,241         12,376
                                                                                       ---------      ---------
        Net equipment and leasehold improvements                                          48,209         42,273
                                                                                       ---------      ---------
Goodwill, net                                                                             95,672        104,861
Restricted cash equivalents                                                               17,300         18,800
Deferred income taxes                                                                      3,758          3,365
Other                                                                                     19,539         20,986
                                                                                       ---------      ---------
        TOTAL ASSETS                                                                   $ 555,637        578,408
                                                                                       =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                  $   7,476          7,727
     Accrued and other liabilities                                                        32,473         36,552
     Deferred revenue, excluding non-current portion                                      31,605         38,522
                                                                                       ---------      ---------
        Total current liabilities                                                         71,554         82,801
                                                                                       ---------      ---------

Deferred revenue, excluding current portion                                               13,098         12,747
Deferred rent                                                                              2,237          2,048

Shareholders' equity:
     Preferred stock, $0.001 par value per share, no shares issued and outstanding:
        Series A: authorized 200 shares                                                       --             --
        Undesignated series: authorized 59,800 shares                                         --             --
     Common stock, $0.001 par value per share,
        Authorized 1,000,000 shares;  issued and outstanding 160,697
        shares at March 31, 2001 and 159,214 shares at December 31, 2000                     161            159
     Additional paid-in capital                                                          689,990        692,245
     Deferred stock compensation                                                         (34,960)       (53,222)
     Accumulated other comprehensive loss                                                (17,084)       (13,384)
     Accumulated deficit                                                                (169,359)      (144,986)
                                                                                       ---------      ---------
        Total shareholders' equity                                                       468,748        480,812
                                                                                       ---------      ---------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 555,637        578,408
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


                                                             Quarter Ended
                                                                March 31,
                                                         ------------------------
                                                           2001          2000
                                                         ---------      ---------
Net revenues:
    Software license fees                                $  29,571         34,103
    Service revenues                                        15,286         11,018
    Advertising                                              5,522          8,407
                                                         ---------      ---------
        Total net revenues                                  50,379         53,528
                                                         ---------      ---------

Cost of revenues:
    Software license fees                                    1,927          4,348
    Service revenues                                         5,152          2,585
    Advertising                                              1,849          1,591
                                                         ---------      ---------
        Total cost of revenues                               8,928          8,524
                                                         ---------      ---------
        Gross profit                                        41,451         45,004
                                                         ---------      ---------

Operating expenses:
    Research and development (excluding non-cash
      stock based compensation of $14,045 for the
      quarter ended March 31, 2001, and $17,755 for
      the comparable period in 2000, included below)        16,621         11,620
    Sales and marketing (excluding non-cash stock
      based compensation of $715 for the quarter
      ended March 31, 2001, and $866 for the
      comparable period in 2000, included below)            20,246         22,600
    General and administrative                               5,453          6,933
    Goodwill amortization, acquisitions charges,
      and stock based compensation                          27,466         27,572
                                                         ---------      ---------
        Total operating expenses                            69,786         68,725
                                                         ---------      ---------
        Operating loss                                     (28,335)       (23,721)

Other income, net                                            5,196          4,900
                                                         ---------      ---------

Loss before income taxes                                   (23,139)       (18,821)

Income taxes                                                 1,234             --
                                                         ---------      ---------
Net loss                                                 $ (24,373)       (18,821)
                                                         =========      =========

Basic and diluted net loss per share                     $   (0.15)         (0.12)
                                                         =========      =========

Shares used to compute basic and diluted
   net loss per share                                      158,719        151,589

Comprehensive loss:
   Net loss                                              $ (24,373)       (18,821)
   Unrealized gain (loss) on investments                    (3,209)           381
   Foreign currency translation adjustment                    (491)           (60)
                                                         ---------      ---------
     Comprehensive loss                                  $ (28,073)       (18,500)
                                                         =========      =========


     See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     QUARTER ENDED MARCH 31,
                                                                     ------------------------
                                                                       2001           2000
                                                                     ---------      ---------
Cash flows from operating activities:
     Net loss                                                        $ (24,373)       (18,821)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation and amortization of equipment and
           leasehold improvements                                        2,954          1,894
        Amortization of goodwill, related stock based
           compensation and acquisition charges                         27,466         27,572
        Deferred income taxes                                            1,183             --
        Net change in certain assets and liabilities                    (8,121)        12,487
                                                                     ---------      ---------

           Net cash provided by (used in) operating activities            (891)        23,132

Cash flows from investing activities:
     Purchases of equipment and leasehold improvements                  (9,120)        (4,417)
     Purchases of short-term investments                              (108,791)       (85,376)
     Proceeds from sales and maturities of short-term investments      140,805        103,859
     Purchases of long-term equity investments                          (5,022)       (17,997)
     Decrease in restricted cash equivalents                             1,500             --
     Cost of businesses acquired, net of cash acquired                  (1,949)        (2,945)
                                                                     ---------      ---------
           Net cash provided by (used in) investing activities          17,423         (6,876)
                                                                     ---------      ---------

Cash flows from financing activities:
     Net proceeds from sale of common stock and
        exercise of stock options                                        1,790          6,299
                                                                     ---------      ---------
           Net cash provided by financing activities                     1,790          6,299
                                                                     ---------      ---------

Effect of exchange rate changes on cash                                   (770)          (395)
                                                                     ---------      ---------
           Net increase in cash and cash equivalents                    17,552         22,160

Cash and cash equivalents at beginning of period                       147,885        160,955
                                                                     ---------      ---------

Cash and cash equivalents at end of period                             165,437        183,115
Short-term investments at end of period                                185,039        165,570
                                                                     ---------      ---------
Total cash, cash equivalents and short-term
     investments at end of period                                    $ 350,476        348,685
                                                                     =========      =========


     See accompanying notes to condensed consolidated financial statements

                       REALNETWORKS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Description of Business

        RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading global provider of software products and services for Internet media delivery. The Company pioneered the development of "streaming media" systems that enable the creation, real-time delivery and playback of audio, video and multimedia content on the Web. In 1999, the Company extended its media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on personal computers and digital playback devices and is extending it further to allow consumers to enjoy streaming and digital media content via mobile networks and devices.

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

        These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(c)     Cash, Cash Equivalents and Short-Term Investments

        Cash, cash equivalents and short-term investments are comprised of the following:

                                                March 31, 2001    December 31, 2000
                                                --------------    -----------------
        Cash and cash equivalents                  $165,437            147,885
        Short-term investments                      185,039            216,825
                                                   --------            -------
            Total cash, cash equivalents and
                 short-term investments            $350,476            364,710
                                                   ========            =======
        Restricted cash equivalents                $ 17,300             18,800
                                                   ========            =======

        Restricted cash equivalents represent (a) a restricted escrow account of $10,000 established in connection with a lease agreement for the Company's corporate headquarters that will be maintained for the term of the lease, and
(b) cash equivalents held as collateral against a $7,300 line of credit with a bank which represents collateral on the lease of a building located near the Company's corporate headquarters.

        The majority of short-term investments mature within twelve months from the date of purchase.

(d)     Revenue Recognition

        The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements."

        Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. If specific objective evidence does not exist for an undelivered element in a software arrangement, which, for the Company, relates to the development of complex content delivery networks which include software licenses, consulting services and product support, revenue is recognized over the term of the support period commencing upon deployment of the Company's technology in the customer's network.

        Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable, and the arrangement does not require significant customization of the software. If, at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, the Company defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable.

        Revenue from software license agreements with original equipment manufacturers (OEM) is recognized when the OEM delivers its product incorporating the Company's software to the end user. In the case of prepayments received from an OEM, the Company recognizes revenue based on the actual products sold by the OEM. If the Company provides ongoing support to the OEM in the form of future upgrades, enhancements or other services over the term of the contract, revenue is recognized over the term of the contract.

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

(e)     Net Loss Per Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss for the quarters ended March 31, 2001 and 2000, basic and diluted net loss per share are the same for those periods.

        Excluded from the computation of diluted net loss per share for the quarter ended March 31, 2001 are options and warrants to acquire approximately 21,353 shares of common stock with a weighted-average exercise price of $9.40. Also excluded are approximately 1,366 shares of common stock issued in acquisitions that are subject to repurchase by the Company at a nominal price in certain circumstances. Excluded from the computation of diluted net loss per share for the quarter ended March 31, 2000 are options and warrants to acquire 39,392 shares of common stock with a weighted-average exercise price of $23.53. Also excluded are approximately 1,820 shares of common stock issued in acquisitions that are subject to repurchase by the Company at a nominal price in certain circumstances. Such potentially dilutive securities are excluded, as their effects are anti-dilutive.

(f)     Derivative Financial Instruments

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The adoption of SFAS 133 did not impact the Company's consolidated financial statements as of January 1, 2001.

        SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of risk being hedged.

        For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized immediately in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized in results of operations in the period of change.

        During the quarter ended March 31, 2001, the Company entered into a foreign currency forward contract to manage the foreign currency risk of certain intercompany payables denominated in a foreign currency. Although this instrument is effective as a hedge from an economic perspective, it did not qualify for hedge accounting under SFAS No. 133, as amended. The net gain on this contract was not significant at March 31, 2001, and is recorded in other assets.

(g)     Impairment of Long-Lived Assets and Goodwill

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

NOTE 2 - SEGMENT INFORMATION

        The Company operates in one business segment, media delivery, for which the Company receives revenues from its customers. The Company's Chief Operating Decision Maker is considered to be the Company's Operating Committee (COC), which is comprised of the Company's Chief Executive Officer, President and Chief Operating Officer, and Senior Vice Presidents. The COC reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The COC does not review discrete financial information regarding profitability of the Company's different products or services and, therefore, the Company does not have operating segments as defined by Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information."

        The Company's customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows:

                                                         Quarter Ended
                                                           March 31,
                                                     ---------------------
                                                      2001           2000
                                                     -------        ------
        United States                                $34,990        38,555
        Europe                                         8,953         6,353
        Asia                                           4,670         4,852
        Rest of the world                              1,766         1,151
                                                     -------        ------
            Subtotal                                  50,379        50,911
        Microsoft license revenue                         --         2,617
                                                     -------        ------
            Total                                    $50,379        53,528
                                                     =======        ======

Revenue from external customers by product type is as follows:

                                                           Quarter Ended
                                                             March 31,
                                                       ----------------------
                                                        2001            2000
                                                       -------         ------
       Media delivery license revenue                  $29,571         31,486
       Media delivery service revenue                   15,286         11,018
       Microsoft license revenue                            --          2,617
       Advertising revenue                               5,522          8,407
                                                       -------         ------
           Total net revenues                          $50,379         53,528
                                                       =======         ======

Long-lived assets by geographic location are as follows:

                                                    March 31,       December 31,
                                                      2001             2000
                                                    ---------       ------------
             United States                          $143,089          146,280
             Japan/Rest of the world                     578              594
             Europe                                      214              260
                                                    --------          -------
                Total                               $143,881          147,134
                                                    ========          =======

NOTE 3 - ACQUISITIONS

                In December 2000, the Company acquired all of the outstanding securities of Aegisoft, Inc. (Aegisoft), a developer of secure digital media software, for approximately 1,212 shares (including options to purchase shares) of its common stock. Approximately 274 of those shares are subject to repurchase by the Company at a nominal price in certain circumstances. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Aegisoft's operations are included in the Company's consolidated financial statements since the date of acquisition. The Company incurred approximately $1,287 in acquisition-related expenditures, including $562 of relocation payments for Aegisoft employees which are dependent upon the related individuals remaining employed by the Company, and are expensed over the related employment term, and $725 in professional fees and other costs. As of March 31, 2001, approximately $747 of these costs have been paid. The remaining costs are expected to be paid during 2001.

        In July 2000, the Company acquired a privately held company accounted for under the purchase method of accounting for total consideration of $5.6 million including common shares valued at $3.5 million which are subject to repurchase by the Company under certain circumstances. Goodwill of $2.1 million was recorded and represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed.

        In January 2000, the Company acquired all of the outstanding securities of NetZip, Inc. (NetZip), a developer and provider of Internet download management and utility software for 3,418 shares (including options to purchase shares) of its common stock. Approximately 1,820 of those shares are subject to repurchase by the Company at a nominal price in certain circumstances. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of NetZip's operations are included in the Company's consolidated financial statements since the date of acquisition. The Company incurred approximately $5.0 million in acquisition-related expenditures, including $3.2 million of relocation payments and stay bonuses for NetZip employees which are dependent upon the related individuals remaining employed by the Company, and are expensed over the related employment term, and $1.8 million in professional fees and other costs. As of March 31, 2001, approximately $4.8 million of these costs have been paid.

        Summaries of the purchase price for Aegisoft and NetZip are as follows:

                                                      Aegisoft      NetZip
                                                      --------      -------
           Stock and stock options                    $10,303       125,913
           Direct acquisition costs                       725         1,771
           Accrued liabilities assumed                     89           809
           Other liabilities assumed                        -           281
                                                      -------       -------
               Total purchase price                    11,117       128,774
           Stock based compensation not
             included in purchase price                 2,327       143,973
                                                      -------       -------
               Total acquisition cost and value of
                 common stock to be issued under
                 compensation agreements              $13,444       272,747
                                                      =======       =======

        The purchase price was allocated as follows:

                                                       Aegisoft      NetZip
                                                       --------      -------
               Cash                                    $    --            73
               Other current assets acquired                33           440
               Equipment                                    51           324
               Non-current assets acquired                  26            15
               Goodwill                                 11,007       127,922
                                                       -------       -------
                  Total                                $11,117       128,774
                                                       =======       =======

        No elements of in-process research and development were identified as part of the acquisitions.

        The following table presents unaudited pro forma results of operations for the quarter ended March 31, 2000 as if the acquisitions of Aegisoft and NetZip had occurred on January 1, 2000. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the periods presented, nor is it necessarily indicative of results that may occur in the future.

            Total net revenue                                          54,624
            Net loss                                                  (30,424)
            Net loss per share - basic and diluted                      (0.20)

Goodwill amortization, acquisition charges and stock based compensation for these and other acquisitions are as follows:

                                                          Quarter Ended
                                                            March 31,
                                                       -------------------
                                                        2001         2000
                                                       -------      ------
          Stock based compensation                     $14,760      18,621
          Goodwill amortization and
              acquisition charges                       12,706       8,951
                                                       -------      ------
              Total                                    $27,466      27,572
                                                       =======      ======

NOTE 4 - OTHER INVESTMENTS

        RealNetworks has made investments through the purchase of voting capital stock of companies that are engaged in businesses that are complimentary to those of the Company. The Company's investments in publicly traded companies are available for sale and are carried at current market value and are classified as long term as they are strategic in nature and the Company has no plans to sell them in the near term. Based upon an evaluation of the facts and circumstances at March 31, 2001, an other than temporary impairment had not occurred.

NOTE 5 - STOCK OPTIONS

        In February 2001, the Company offered a voluntary stock option cancellation and regrant program to its employees. The plan allowed employees, at their option, to cancel a portion or all of their unexercised stock options effective February 22, 2001, provided that, should an employee participate, any option granted to that employee within the six month period preceding February 22, 2001 is automatically cancelled. In exchange, the employee will be granted on August 31, 2001 a new option to purchase a number of shares equal to the number of shares underlying the cancelled option. The exercise price of the new options will be the fair market price of the Company's common stock as listed on the Nasdaq National Market at the close of business on August 31, 2001 and the vesting period will remain consistent with the original option grant. Members of the Company's Board of Directors, including the chairman and CEO as well as the CFO, were not eligible for this program, and participation by other named executive officers was limited.

NOTE 6 - LITIGATION

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

        Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. The Company has filed answers denying the claims and has filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by the Company's End User License Agreements. The Washington State Court has granted the Company's motion to compel arbitration. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks' motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks' End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company's business and its operating results.

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

NOTE 7 - SUBSEQUENT EVENTS

        In April 2001, the Company announced the formation of Musicnet.com, Inc. (MusicNet), a joint venture with three media companies to create a platform for online music subscription services. MusicNet, which previously was a subsidiary of the Company, issued additional shares of capital stock reducing the Company's ownership interest in MusicNet to 40%. The Company's investment in MusicNet will be accounted for under the equity method of accounting from the transaction date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in this report contains forward-looking statements that involve risks and uncertainties. We have identified a number of these forward-looking statements in the section below entitled "Special Note Regarding Forward-Looking Statements." RealNetworks' actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Factors that May Affect Our Business, Future Operating Results and Financial Condition", included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents that RealNetworks files from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

        RealNetworks is a leading global provider of software products and services for Internet media delivery. We pioneered the development of streaming media systems that enable the creation, real-time delivery and playback of audio, video and multimedia content on the Web. In 1999, we extended our media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on PCs and digital playback devices and are extending it further to allow consumers to enjoy streaming and digital media content via mobile networks and devices.

        We were incorporated in February 1994 and were in the development stage until July 1995, when we released the commercial version of RealAudio Version 1.0, the first version of our RealPlayer products. In August 1996, we began selling RealPlayer Plus, a premium version of our RealPlayer product. RealPlayer has always been available for download free of charge from our Web sites. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that included RealAudio and RealVideo technology. In May 1999, we released RealSystem MP as well as a beta version of RealJukebox, a personal music management system. In September 1999, we released the commercial versions of RealJukebox and RealJukebox Plus. In November 1999, we introduced the new Real.com Network, which gives consumers the ability to find, organize and play audio and video on the Internet, and Take 5, Real.com's media programming guide. In March 2000, we introduced Real.com Games, which offers a new online, digital distribution model for high quality downloadable computer games. In May 2000, we released a beta version of RealVideo 8, an Internet media system that we believe delivers a high clarity, full-motion video experience to consumers using dial-up modems, full-screen VHS quality at mainstream broadband rates, and near DVD-quality video to those using high capacity networks or downloadable media. In August 2000, we released the gold version of RealPlayer 8, RealJukebox 2, RealDownload 4 and launched RealPlayer GoldPass, a for-pay media subscription service available to RealPlayer Plus customers. RealPlayer GoldPass gives subscribers access to a combination of premium software, services and content updated monthly. In December 2000, we released RealSystem iQ, a new foundational architecture for digital media delivery which greatly increases the reliability of Internet broadcasts, scales to large audiences, and provides greatly enhanced flexibility and cost-effectiveness for media delivery network deployments. In March 2001, we introduced RealArcade, a new end-to-end platform for the digital distribution of PC games benefiting both developers and consumers. The RealArcade developer service will provide game creators with the tools and services they need to build, package, distribute and sell PC games online.

        We report revenues in three categories:

        - Software license fees, which include revenues from sales of our RealPlayer Plus, RealJukebox Plus, RealEntertainment Center Plus, RealServers and related authoring and publishing tools, both directly to customers and indirectly through OEM channels, and sales of third-party products.

        - Service revenues, which include revenues from support and maintenance services that we sell to customers who purchase our RealPlayer Plus, RealJukebox Plus, RealEntertainment Center Plus, RealServers and related authoring and publishing tools, RealPlayer GoldPass subscription services, broadcast hosting services we provide through our Real Broadcast Network, and consulting services we offer to our customers.

        - Advertising revenues, which are derived from the sale of advertising on our Web sites and the placement and distribution of RealChannels, LiveStations and advertising and promotional buttons and links included in the RealPlayer and the RealJukebox products.

        In January 2000, we acquired NetZip, Inc. (NetZip), a privately-held developer and provider of Internet download management and utility software. In December 2000, we acquired Aegisoft Corp. (Aegisoft), a developer of secure digital media software. Both transactions were accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

REVENUES

        Software License Fees. Software license fees were $29.6 million for the quarter ended March 31, 2001, a decrease of 13% from $34.1 million for the quarter ended March 31, 2000. We believe the decrease was due primarily to a significant reduction in equity funding of new and Internet-related businesses in the second half of 2000 and the first quarter of 2001. We believe that this reduced funding impacted, either directly or indirectly, Internet-related businesses, which thereby directly impacted both our customers and potential customers. The reduced availability of funding has contributed to certain of our customers and potential customers going out of business and others experiencing difficult financial situations. We believe that this environment has also resulted in current and potential customers delaying or foregoing purchases and has caused sales cycles for some customers to take longer than in the past. These factors negatively impacted our revenues for the first quarter of 2001. In August 2000, we began our transition to selling GoldPass, and we focused our promotional activities to feature GoldPass, which has characteristics of longer-term, recurring subscription revenue, rather than product offerings that generate short-term, non-recurring revenue. Additionally, software license fees for the quarter ended March 31, 2000 included $2.6 million related to a three-year license agreement we entered into with Microsoft which expired in the quarter ended June 30, 2000.

        Service Revenues. Service revenues were $15.3 million for the quarter ended March 31, 2001, an increase of 39% from $11.0 million for the quarter ended March 31, 2000. The increase in service revenues was primarily attributable to our GoldPass subscription services, which we introduced in August 2000. GoldPass accounted for approximately $4.3 million of revenue for the quarter ended March 31, 2001.

        Advertising. Advertising revenues were $5.5 million for the quarter ended March 31, 2001, a decrease of 34% from $8.4 million for the quarter ended March 31, 2000. The decrease in advertising revenues for the quarter ended March 31, 2001 was due to a decline in the demand for Internet advertising, which resulted in lower average advertising rates, and caused certain promotional contracts not to be renewed.

GEOGRAPHIC REVENUES

        International revenues represented 31% of total net revenues for the quarter ended March 31, 2001, compared to 24% for the quarter ended March 31, 2000 (excluding revenues from the Microsoft license agreement). Revenues generated in Europe were 18% of total net revenues for the quarter ended March 31, 2001, and 12% of total net revenues for the quarter ended March 31, 2000 (excluding revenues from the Microsoft license agreement), and revenues generated in Asia and the rest of the world were 13% of total net revenues for the quarter ended March 31, 2001 and 12% of total net revenues for the quarter ended March 31, 2000 (excluding revenues from the Microsoft license agreement). At March 31, 2001, accounts receivable due from European and Asian customers represented approximately 47% of total accounts receivable. The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. Results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. We currently do not hedge the majority of our foreign currency exposures and therefore are subject to the risk of changes in exchange rates. We expect that international revenues will increase over time in both absolute dollars and as a percentage of total net revenues. The costs of both domestic and international revenues are substantially the same.

DEFERRED REVENUES

        Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, and other prepayments for which the earnings process has not been completed. Revenue from contracts with customers developing content delivery networks was generally recognized over the term of the arrangement commencing upon the customer's deployment of our technology in their network build-out. Because many of the agreements related to the content delivery networks have been with companies that have had limited operating histories, we have historically required prepayments from such customers to manage our credit risk. Cash prepayments associated with these contracts are recorded as deferred revenue and amounted to $23.7 million and $26.9 million at March 31, 2001 and December 31, 2000, respectively. If, in the future, we enter into agreements with more established companies, we may not require these prepayments and as such, we anticipate our deferred revenue balances may decline as a result.

COST OF REVENUES

        Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, and fees paid to third-party vendors for order fulfillment. Cost of software license fees was $1.9 million for the quarter ended March 31, 2001, a decrease of 56% from $4.3 million for the quarter ended March 31, 2000, and decreased as a percentage of software license fees to 7% for the quarter ended March 31, 2001 from 13% for the quarter ended March 31, 2000. The decrease in costs was due primarily to lower sales volumes and the expiration of certain royalty agreements. The decrease in percentage of software license fees was due to shifts in product mix.

        Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and consulting services, expenses incurred in providing our streaming media hosting services and cost of content included in our GoldPass subscription service offering. Cost of service revenues was $5.2 million for the quarter ended March 31, 2001, an increase of 99% from $2.6 million for the quarter ended March 31, 2000, and increased as a percentage of service revenues to 34% for the quarter ended March 31, 2001 from 23% for the quarter ended March 31, 2000. The increase in costs was primarily due to increased staff and contract personnel employed to provide services to a greater number of customers, including consulting and streaming media hosting customers, increased bandwidth costs, the introduction of our GoldPass subscription service in August 2000 and related costs of content included in GoldPass. The increase in percentage of service revenues was due to shifts in product mix.

        Cost of Advertising. Cost of advertising includes the cost of personnel associated with maintenance of programming services, content creation and maintenance and fees paid to third parties for content included in our Web sites and ad delivery services. Cost of advertising was $1.8 million for the quarter ended March 31, 2001, an increase of 16% from $1.6 million for the quarter ended March 31, 2000, and increased as a percentage of advertising revenues to 34% for the quarter ended March 31, 2001 from 19% for the quarter ended March 31, 2000. The increase in costs was primarily due to increases in the quality and quantity of content available on our Web sites. The increase in percentage of advertising revenues was due to cost of advertising decreasing at a lower rate than the decrease in advertising revenues, due to certain fixed expense components of cost of advertising.

OPERATING EXPENSES

  Research and Development

        Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility is generally not established until substantially all development is complete. We believe that significant investment in research and development is a critical factor in attaining our strategic objectives and, as a result, we expect research and development expenses to continue to increase in future periods. Research and development expenses, excluding non-cash stock compensation expenses, were $16.6 million for the quarter ended March 31, 2001, an increase of 43% from $11.6 million for the quarter ended March 31, 2000, and increased as a percentage of total net revenues to 33% for the quarter ended March 31, 2001 from 22% for the quarter ended March

31, 2000. The increase in expenses was primarily due to increases in internal development personnel and related costs, consulting expenses and contract labor related to the development of new technology and products and enhancements made to existing products. New product developments in the first quarter of 2001 include RealArcade and live ad insertion technology. The increase in percentage of total net revenues was primarily a result of the decrease in net revenues in the first quarter of 2001 while expenses were increasing.

  Sales and Marketing

        Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expenses, excluding non-cash stock compensation expenses, were $20.2 million for the quarter ended March 31, 2001, a decrease of 10% from $22.6 million for the quarter ended March 31, 2000, and decreased as a percentage of total net revenues to 40% for the quarter ended March 31, 2001 from 42% for the quarter ended March 31, 2000. The decrease in expenses was due to decreased trade show attendance, a decrease in advertising and marketing expenses and decreased advertising, promotions and expenses related to our overall corporate branding and marketing. The decrease in percentage of total net revenues was primarily a result of cost saving measures that reduced sales and marketing expenses faster than the rate of the decline in net revenues.

  General and Administrative

        General and administrative expenses consist primarily of salaries and related personnel costs, and fees for professional and temporary services. General and administrative expenses were $5.5 million for the quarter ended March 31, 2001, a decrease of 21% from $6.9 million for the quarter ended March 31, 2000, and decreased as a percentage of total net revenues to 11% for the quarter ended March 31, 2001 from 13% for the quarter ended March 31, 2000. The decrease in expenses was primarily due to decreased litigation defense costs. The decrease in percentage of total net revenues was primarily due to cost saving measures that reduced general and administrative expenses faster than the rate of the decline in net revenues.

  Goodwill Amortization, Acquisition Charges and Stock-Based Compensation

        Stock-based compensation expense for the quarters ended March 31, 2001 and 2000 was $14.8 million and $18.6 million, respectively. Goodwill amortization and acquisition charges for the quarters ended March 31, 2001 and 2000 were $12.7 million and $9.0 million, respectively. The changes between periods are due to the timing of acquisitions.

OTHER INCOME, NET

        Other income, net consists primarily of interest earnings on our cash, cash equivalents and short-term investments. The increase was primarily due to higher returns on invested cash balances.

INCOME TAXES

        For the quarter ended March 31, 2001, we recorded an income tax provision, although we do not expect to pay federal income taxes in the near future, due primarily to tax deductions related to the exercise of employee stock options, the benefit of which is recorded directly to shareholders' equity. During the quarter ended March 31, 2001, our effective income tax rate differed from the amount computed by applying the statutory federal rate principally due to nondeductible amortization of goodwill and stock compensation charges related to acquisitions. Excluding these nondeductible charges, our effective tax rate was approximately 31%. For the quarter ended March 31, 2000, we did not recognize income tax expense as a result of reductions in our valuation allowance for deferred tax assets. As of March 31, 2001, we had net operating loss carryforwards of approximately $501 million, substantially all of which result from employee stock options, the realization of which would increase shareholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $0.9 million for the quarter ended March 31, 2001 and net cash provided by operating activities was $23.1 million for the quarter ended March 31, 2000. Net cash used in operating activities for the quarter ended March 31, 2001 resulted primarily from net income of $3.1 million (excluding non-cash charges of $27.5 million for goodwill amortization, acquisition charges, and stock- based compensation), non-cash depreciation expense of $3.0 million and a reduction of accounts receivable of $1.7 million, offset by decreases in deferred revenue of $6.7 million and accrued and other liabilities of $2.2 million. Net cash provided by operating activities for the quarter ended March 31, 2000 resulted primarily from net income of $8.8 million (excluding non-cash charges of $27.6 million for goodwill amortization, acquisition charges, and stock-based compensation) and increases in deferred revenue of $11.6 million, and accrued and other liabilities of $3.5 million, and non-cash depreciation expense of $1.9 million. This was partially offset by an increase in accounts receivable of $2.7 million.

        Net cash provided by investing activities was $17.4 million for the quarter ended March 31, 2001. This was primarily the result of the sales and maturities of short-term investments, offset in large part by purchases of short-term investments and equipment and leasehold improvements. Net cash used in investing activities was $6.9 million for the quarter ended March 31, 2000. This was primarily a result of purchases of short-term investments, purchases of long-term equity investments and purchases of equipment and leasehold improvements, offset in large part by sales and maturities of short-term investments.

        Net cash provided by financing activities was $1.8 million and $6.3 million for the quarters ended March 31, 2001 and 2000, respectively. In both periods, net cash provided by financing activities was a result of net proceeds from the exercise of stock options.

        At March 31, 2001, we had $368 million in cash, cash equivalents, short-term investments and restricted cash equivalents and our principal commitments consisted of obligations under operating leases. Since our inception, we have experienced and expect to continue to experience a substantial increase in our capital expenditures to support expansion of our operations and information systems.

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

        We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the French franc, the euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar and the German mark. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, France, Germany and the United Kingdom, where we invoice our customers primarily in yen, euros and pounds, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters ended March 31, 2001 and 2000.

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

To address the risks and uncertainties faced by our business, we must:

     - establish and maintain broad market acceptance of our products and services and convert that acceptance into direct and indirect sources of revenues;

     - maintain and enhance our brand name;

     - continue to timely and successfully develop new products, product features and services and increase the functionality and features of existing products;

     - successfully respond to competition from Microsoft and others, including competition from emerging technologies and solutions; and

     - develop and maintain strategic relationships to enhance the distribution, features and utility of our products and services.

     Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

WE HAVE A HISTORY OF LOSSES

     We have incurred significant losses since our inception. As of March 31, 2001, we had an accumulated deficit of approximately $169 million. While we had net income in 1999, we had a net loss for the year ended December 31, 2000 and the quarter ended March 31, 2001, and we may not continue our historical growth or generate sufficient revenues to be profitable on a quarterly or annual basis in the future. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to be profitable in the future.

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

     Microsoft Corporation is a principal competitor in the development and distribution of streaming media and media distribution technology. Microsoft currently competes with us in the market for streaming media servers, players and digital distribution of media. Microsoft's commitment to and presence in the media delivery industry has increased and we expect that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

     Microsoft distributes its competing streaming media server and tools products by bundling them with its Windows operating systems at no additional charge and by making them available for download from its Web site for free. While we also provide free downloads of certain of our products, including players, servers and tools, Microsoft's practices have caused, and may continue to cause, pricing pressure on our products. These practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution and bundling contracts for its streaming media products with third parties such as Internet Service Providers ("ISPs"), content delivery networks, online service providers, content providers, entertainment companies, media companies, broadcasters, value-added resellers and original equipment manufacturers, including third parties with whom we have relationships. Microsoft has also invested significant sums of money in or has provided substantial financial incentives to certain of our current and potential customers and content suppliers, and we expect this trend to continue, which may cause such customers to stop using or reduce their use of our products and services, or to withhold desirable media content from us or end users of our products. Such arrangements, together with Microsoft's aggressive marketing of Windows operating systems and of its streaming media products, may reduce our share of the streaming media market.

     Microsoft's Windows Media Player competes with our RealPlayer products. The Windows Media Player is available for download from Microsoft's Web site for free, and is integrated into features of Microsoft's Internet Explorer Web browser, the Windows 98, Windows 2000 and Windows ME operating systems and the upcoming new version of Windows (Windows XP), which is scheduled to be released later this year and a significant focus of which is media delivery. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating systems and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users to its streaming or digital media products. In light of Microsoft's efforts and dominant position in operating systems, our market position may be difficult to sustain.

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

     Microsoft also competes with us to attract broadcasters of high quality or popular content to promote and deliver such content in Microsoft's formats, in some cases on an exclusive or preferential basis. While we have rights to play back certain content in Microsoft formats through our RealPlayer and RealJukebox products, we may not secure necessary rights from Microsoft to enable our products to play back all such content or content in Microsoft's newest formats. RealJukebox and/or RealPlayer may be disadvantaged if they cannot play content in Windows Media formats or secured by the Windows Media Digital Rights Management technology, or if such content providers do not also make their content available in RealNetworks' media formats using digital rights management systems supported by us. In some cases, we believe Microsoft uses its financial resources and monopoly leverage to obtain rights to such content. We believe that Microsoft's commitment to and presence in the media delivery industry has increased and that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

     In addition to Microsoft, we face increasing competition from other companies that are developing and marketing streaming media products. For example, Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and licenses for free source code to the server under the conditions of Apple Computer's end user license agreement. We expect that Apple Computer will devote more resources to developing and marketing streaming media systems, and will seek to compete more vigorously with us in the marketplace. Apple Computer has enlisted the open source code development community to assist its development of competitive products. Companies such as AOL Time Warner and Yahoo! and many smaller competitors also offer various products that compete with our RealPlayer and RealJukebox products. In connection with the deployment of RealSystem iQ in AOL's Internet service, we also licensed our RealPlayer technology to AOL for use with its own Internet service application. Such licensing may impact the number of RealPlayer end users if AOL users only use their AOL applications. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage.

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

     Web Site Destinations, Content and Advertising. Our Web sites and the Real.com Network compete for user traffic and Internet advertising revenues with a wide variety of Web sites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft's Windows Media Guide, compete with our Real.com Guide. We also compete with traditional media such as television, radio and print for a share of advertisers' total advertising budgets. Our advertising sales force and infrastructure are still in early stages of development relative to those of many of our competitors. We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. Certain recent slowdowns in funding for Internet-related companies have had a negative effect on Internet advertising markets. Internet advertising revenues across the industry decreased substantially in 2000 and the first quarter of 2001 and our advertising revenues declined sequentially in the first quarter of 2001 from the previous quarter. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, or if we lose Web site traffic, our business could be harmed.

     GoldPass. We recently introduced the RealPlayer GoldPass subscription service, which provides customers access to a combination of premium software, services and content, updated monthly, in exchange for a monthly fee. The GoldPass subscription service is a relatively unproven business model for delivering media over the Internet and is a new business model for us. Accordingly it is too early to predict whether GoldPass will be accepted by consumers. GoldPass competes with both traditional and online entertainment service providers. Many of these providers have significantly more resources and experience in providing such services to customers. In order to increase our subscription service revenues, we must continue to obtain premium digital content in order to increase subscriptions and overall customer satisfaction. Failure to obtain such content or to successfully market our GoldPass services to our end users could harm our business.

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

WE MAY NOT BE SUCCESSFUL IN THE MARKET FOR DOWNLOADABLE MEDIA AND LOCAL MEDIA DELIVERY

     The market for products such as RealJukebox is new and still evolving. We may be unable to develop a revenue model or sufficient demand to take advantage of the market opportunity. While over 50 million copies of RealJukebox have been downloaded since its beta release in May of 1999, it is too soon to determine whether consumers will adopt RealJukebox as their primary application to play, record, download and manage their digital music. Even if RealJukebox achieves a high degree of market acceptance, it may not achieve a high level of use, which would lead to a low rate of upgrade sales and electronic commerce opportunities. There are a number of competitive products on the market that offer certain of the features offered by RealJukebox. These products include WinAmp Player, MusicMatch Jukebox, Sonique Player, Liquid Audio Player, AOL 6.0 and Windows Media Player. Because free versions are available for all of these competing products, our ability to sell RealJukebox upgrades, and the prices we charge, may be affected. Given the size and importance of the general market for music distribution, competitors will likely release additional products that directly compete with RealJukebox, which could harm our business. Our competitors may develop new features and technology not available in RealJukebox, including advanced codecs and digital rights management technology, which could harm our business.

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

        In addition, we have recently announced the formation of a joint venture called MusicNet with three leading media companies to create a platform for online music subscription services. The business models and market for online music subscription services are new and unproven. If these new online music subscription services do not achieve market acceptance our business prospects could be harmed.

WE RELY ON CONTENT PROVIDED BY THIRD PARTIES TO INCREASE MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES

     If third parties do not develop or offer compelling content to be delivered over the Internet, or grant necessary licenses to us or our customers to distribute or perform such content, our business will be harmed and our products and services may not achieve or sustain broad market acceptance. We rely on third-party content providers, such as radio and television stations, record labels, media companies, Web sites and other companies, to develop and offer content in our formats that can be delivered using our server products and played back using our player products. We also rely on third-party content for our GoldPass subscription service. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats to encourage and sustain broad market acceptance of our products. Their failure to do so would harm our business.

     While we have a number of short-term agreements with third parties to provide content from their Web sites in our formats, most third parties are not obligated to develop or offer content using our technology. In addition, some third parties have entered into and may in the future enter into agreements with our competitors, principally Microsoft, to develop or offer all or a substantial portion of their content in our competitors' formats. Microsoft has substantially more resources than us that may enable it to secure preferential and even exclusive relationships with content providers. There could be less demand for and use of our products if Microsoft or another competitor were to secure preferential or exclusive relationships with the leading content providers, Web sites or broadcasters. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats to encourage and sustain broad market acceptance of our products. Their failure to do so would harm our business.

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

     Accordingly, any leveling off or decrease of our user base or the failure to generate anticipated levels of shared transaction revenues could result in a meaningful decrease in our revenue levels. To the extent that our advertisers are experiencing slow-downs in their businesses or tighter resources to fund advertising, our anticipated revenue results could be harmed. Certain recent slowdowns in funding for Internet-related companies have had a negative effect on Internet advertising markets. Internet advertising revenues across the industry decreased substantially in 2000 and the first quarter of 2001 and our advertising revenues declined sequentially in the first quarter of 2001 from the previous quarter.

WE DEPEND ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US

     Our success substantially depends on the continued employment of our executive officers and key employees, particularly Robert Glaser, our founder, chairman of the board and chief executive officer. The loss of the services of Mr. Glaser or any of our other executive officers or key employees could harm our business. If any of these individuals were to leave RealNetworks, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. A number of our key employees have reached or will soon reach the five-year anniversary of their RealNetworks hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While most personnel are typically granted additional five-year stock options subsequent to their hire date to provide additional incentive to remain at RealNetworks, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. None of our executive officers has a contract that guarantees employment. Other than a $2 million insurance policy on the life of Mr. Glaser, we do not maintain "key person" life insurance policies. If we do not succeed in retaining and motivating existing personnel, our business could be harmed.

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

OUR INTERNATIONAL OPERATIONS INVOLVE OPERATIONAL AND FINANCIAL RISKS

     We operate subsidiaries in Australia, England, France, Germany, Japan, Mexico, Brazil and Hong Kong, and market and sell products in a number of other countries. We have also entered into joint ventures internationally. For the quarter ended March 31, 2001, approximately 31% of our revenues were derived from international operations.

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

     Any of these factors could harm our future international operations, and consequently our business, operating results and financial condition. We do not currently hedge the majority of our foreign currency exposures.

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

     As of March 31, 2001, we had 40 registered U.S. trademarks or service marks, and had applications pending for an additional 31 U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word "Real" (such as RealSystem, RealAudio and RealVideo). We are aware of other companies that use "Real" in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word "Real" for all goods and services.

     As of March 31, 2001, we had 17 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are preparing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

     Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may harm our business.

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

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 43.7% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; SHAREHOLDERS MAY BE UNABLE TO EXERCISE CONTROL

     As of March 31, 2001, our executive officers, directors and affiliated persons beneficially own approximately 43.7% of our common stock. Robert Glaser, our chief executive officer and chairman of the board, beneficially owns approximately 33.3% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

PROVISIONS OF OUR CHARTER DOCUMENTS, SHAREHOLDER RIGHTS PLAN AND WASHINGTON LAW COULD DISCOURAGE OUR ACQUISITION BY A THIRD PARTY

     Our articles of incorporation provide for a strategic transaction committee of the board of directors. Without the prior approval of this committee, and subject to certain limited exceptions, the board of directors does not have the authority to:

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended March 31, 2001, the price of our common stock ranged from $5.00 to $59.50 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

WE DONATE A PORTION OF NET INCOME TO CHARITY

     For the quarter ended March 31, 2001, we set aside 5% of our pre-tax net income (before goodwill amortization, acquisition charges and stock-based compensation) for donations to charity. If we sustain pro forma profitability, we intend to donate such 5% of our annual pre-tax net income (before goodwill amortization, acquisition charges, and stock-based compensation) to charitable organizations. This will reduce our net income. We have recently incorporated the non-profit RealNetworks Foundation to manage our charitable giving efforts.

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

     - the future adoption of our current and future products, services and technologies, including the extension of our media delivery platform to mobile networks and devices;

     - future revenue opportunities;

     - the future growth of our customer base;

     - our ability to successfully develop and introduce future products and services;

     - future international revenues;

     - future expense levels (including cost of revenues, research and development, capital expenditures, sales and marketing, general and administrative and income tax expenses);

     - future sales and marketing efforts;

     - future capital needs and whether our current cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for the next twelve months;

     - the future levels of competition with Microsoft and other competitors;

     - the effect of past and future acquisitions and the levels of future acquisitions by us;

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

        Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our cash equivalents and short-term investments consist of high quality securities, as specified in our investment policy guidelines. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future interest income may be adversely affected by changes in interest rates. In addition, we may incur losses in principal if we sell securities that have declined in market value due to changes in interest rates. Because we have historically held our short-term investments until maturity and the substantial majority of our investments mature within one year of purchase, we do not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in the Company's investment methodology regarding our cash equivalents and short-term investments, and as such, the descriptions under the captions "Interest Rate Risk" remain unchanged from those included in the Company's Form 10-K for the year ended December 31, 2000

        Investment Risk. As of March 31, 2001, we had investments in voting capital stock of privately-held, technology companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method since ownership is less than 20% and we do not have significant influence. Some of these securities do not have a quoted market price. Our policy is to regularly review the operating performance in assessing the carrying value of these investments. Our investments in publicly traded companies are carried at current market value and are classified as long term as they are strategic in nature, we have no plans to sell them in the near term. Equity price fluctuations of plus or minus 10% of prices at March 31, 2001 would have had an approximate $143,000 impact on the value of our investments in publicly traded companies at March 31, 2001.

        Foreign Currency Risk. International revenues accounted for approximately 31% of total net revenues in the quarter ended March 31, 2001. Our international subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

        Our exposure to foreign exchange rate fluctuations arises in part from intercompany payables and receivables to and from our foreign subsidiaries. These intercompany accounts are denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. During the quarter ended March 31, 2001, the Company entered into a foreign currency forward contract to manage the foreign currency risk of certain intercompany payables denominated in a foreign currency (contract amount to purchase British Pound Sterling was GBP576,000, contract amount in United States Dollars was $825,000, fair value at March 31, 2001 in United States Dollars was $3,000). Although this instrument is effective as a hedge from an economic perspective, it did not qualify for hedge accounting under SFAS No. 133, as amended.

        We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the quarter ended March 31, 2001 was not material.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (b)    Reports on Form 8-K:

               On January 12, 2001, RealNetworks filed a report on Form 8-K in connection with its acquisition of all of the outstanding capital stock of Aegisoft Corp.

               On February 7, 2001, RealNetworks filed a report on Form 8-K/A amending the Form 8-K filed on January 12, 2001 in connection with its acquisition of Aegisoft Corp. to include financial statements, pro forma financial information and exhibits.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2001.

                              REALNETWORKS, INC.



                              By  /s/ Paul Bialek
                                  ----------------------------------------------
                                  Paul Bialek
                                  Senior Vice President, Finance and Operations, Chief Financial Officer, and Treasurer