Form 10-K405/A
period 2000-12-31
REALNETWORKS INC
filed 2001-05-24
CIK 1046327

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

                    Common Stock, Par Value $0.001 per share
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on March 20, 2001, as reported on NASDAQ, was $548,412,285. 1

        The number of shares of the registrant's Common Stock outstanding as of March 20, 2001 was 160,641,149.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement relating to the registrant's 2001 Annual Meeting of Shareholders to be held on or about June 7, 2001 are incorporated by reference into Part III of this Report.

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

================================================================================


EXPLANATORY NOTE:

        THIS AMENDMENT TO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 REFLECTS THE CHANGE OF THE DATE SCHEDULED FOR OUR 2001 ANNUAL MEETING OF SHAREHOLDERS. OUR 2001 ANNUAL MEETING OF SHAREHOLDERS IS SCHEDULED TO BE HELD ON JUNE 7, 2001, AND ACCORDINGLY WE HAVE REVISED THE COVER PAGE AND ITEMS 10, 11, 12 AND 13 OF PART III OF THIS REPORT.

        WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-K. ALL INFORMATION IN THIS FORM 10-K/A IS AS OF DECEMBER 31, 2000 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED CHANGE IN THE DATE SCHEDULED FOR OUR 2001 ANNUAL MEETING OF SHAREHOLDERS.

                                TABLE OF CONTENTS

                                                                            Page

PART III

Item 10.  Directors and Executive Officers of the Registrant................. 4

Item 11.  Executive Compensation............................................. 4

Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 4

Item 13.  Certain Relationships and Related Transactions..................... 4

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is contained in part in the sections captioned "Board of Directors-Nominees for Director," "Board of Directors--Continuing Directors_Not Standing for Election This Year," "Board of Directors--Contractual Arrangements" and "Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on June 7, 2001, and such information is incorporated herein by reference.

         The remaining information required by this Item is set forth as Item 4A in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on June 7, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information contained in the sections captioned "Voting Securities and Principal Holders" of the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on June 7, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information contained in the section captioned "Voting Securities and Principal Holders--Certain Transactions" of the Proxy Statement for RealNetworks' Annual Meeting of Shareholders scheduled to be held on June 7, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 17, 2001.

                                      REALNETWORKS, INC.

                                  By     /s/  PAUL BIALEK
                                      ------------------------------------------
                                      Paul Bialek
                                      Senior Vice President, Finance &
                                         Operations, Chief Financial Officer and
                                         Treasurer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below on May 17, 2001.

         SIGNATURE                                  TITLE

    *   ROBERT GLASER            Chairman of the Board and Chief Executive
--------------------------       Officer (Principal Executive Officer)
     Robert Glaser

     /s/  PAUL BIALEK            Senior Vice President, Finance & Operations,
--------------------------       Chief Financial Officer and Treasurer
       Paul Bialek               (Principal Financial and Accounting Officer)

    *   EDWARD BLEIER            Director
--------------------------
     Edward Bleier

    *   JAMES W. BREYER          Director
--------------------------
    James W. Breyer

    *   BRUCE JACOBSEN           Director
--------------------------
     Bruce Jacobsen

    *   MITCHELL KAPOR           Director
--------------------------
     Mitchell Kapor

*By      /s/  PAUL BIALEK
     --------------------------
           Paul Bialek
         Attorney-in-Fact
                                      -5-