Form 10-Q
period 2001-06-30
REALNETWORKS INC
filed 2001-08-13
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

(206) 674-2700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2001 was 161,447,845.

REALNETWORKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	June 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash, cash equivalents and short-term investments	$341,182	$364,710

Trade accounts receivable, net of allowances for doubtful accounts and sales returns	8,801	8,647

Deferred income taxes	9,780	10,777

Prepaid expenses and other current assets	5,254	3,989

Total current assets	365,017	388,123

Equipment and leasehold improvements, at cost:

Equipment and software	31,857	28,979

Leasehold improvements	25,330	25,670

Total equipment and leasehold improvements	57,187	54,649

Less accumulated depreciation and amortization	18,117	12,376

Net equipment and leasehold improvements	39,070	42,273

Goodwill, net	83,053	104,861

Restricted cash equivalents	17,300	18,800

Deferred income taxes	9,492	3,365

Equity investments	20,196	20,055

Other	773	931

Total assets	$534,901	$578,408

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,126	$7,727

Accrued and other liabilities	32,185	36,552

Deferred revenue, excluding non-current portion	31,216	38,522

Total current liabilities	70,527	82,801

Deferred revenue, excluding current portion	11,769	12,747

Deferred rent	2,446	2,048

Accrued loss on excess office facilities	8,267	—

Shareholders’ equity:

Preferred stock, $0.001 par value per share, no shares issued and outstanding:

Series A: authorized 200 shares	—	—

Undesignated series: authorized 59,800 shares	—	—

Common stock, $0.001 par value per share, authorized 1,000,000 shares; issued and outstanding 161,389 shares at June 30, 2001 and 159,214 shares at December 31, 2000	161	159

Additional paid-in capital	634,485	692,245

Deferred stock compensation	(1,631)	(53,222)

Accumulated other comprehensive loss	(2,574)	(13,384)

Accumulated deficit	(188,549)	(144,986)

Total shareholders’ equity	441,892	480,812

Total liabilities and shareholders’ equity	$534,901	$578,408

See accompanying notes to condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	Quarters Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net revenues:

Software license fees	$28,094	$38,022	$57,665	$72,125

Service revenues	15,102	12,837	30,388	23,855

Advertising	4,664	11,797	10,186	20,204

Total net revenues	47,860	62,656	98,239	116,184

Cost of revenues:

Software license fees	2,178	3,954	4,105	8,302

Service revenues	5,988	3,561	11,140	6,146

Advertising	1,686	2,242	3,535	3,833

Total cost of revenues	9,852	9,757	18,780	18,281

Gross profit	38,008	52,899	79,459	97,903

Operating expenses:

Research and development (excluding non-cash stock based compensation of $(24,259) and $(10,214) for the quarter and six months ended June 30, 2001 respectively and $24,480 and $42,235 for the comparable periods in 2000, included below)	14,435	13,304	31,056	24,924

Sales and marketing (excluding non-cash stock based compensation of $(757) and $(42) for the quarter and six months ended June 30, 2001 respectively and $1,195 and $2,061 for the comparable periods in 2000, included below)	18,234	27,046	38,480	49,646

General and administrative	5,265	7,258	10,718	14,191

Loss on excess office facilities	16,587	—	16,587	—

Goodwill amortization, acquisition charges, and stock based compensation	(12,527)	37,815	14,939	65,387

Total operating expenses	41,994	85,423	111,780	154,148

Operating loss	(3,986)	(32,524)	(32,321)	(56,245)

Other income (expense):

Interest income	4,620	5,457	9,966	10,452

Equity in net loss of MusicNet	(937)	—	(937)	—

Impairment of equity investments	(22,847)	—	(22,847)	—

Other, net	(794)	(132)	(944)	(227)

Other income (expense), net	(19,958)	5,325	(14,762)	10,225

Net loss before income taxes	(23,944)	(27,199)	(47,083)	(46,020)

Income tax benefit	(4,754)	—	(3,520)	—

Net loss	$(19,190)	$(27,199)	$(43,563)	$(46,020)

Basic and diluted net loss per share	$(0.12)	$(0.18)	$(0.27)	$(0.30)

Shares used to compute basic and diluted net loss per share	160,211	153,428	159,608	152,510

Comprehensive loss:

Net loss	$(19,190)	$(27,199)	$(43,563)	$(46,020)

Unrealized gain (loss) on investments:

Unrealized holding gains (losses)	15	(2,146)	(3,194)	(1,765)

Adjustments for losses reclassified to net loss	14,460	—	14,460	—

Foreign currency translation adjustment	35	(119)	(456)	(179)

Comprehensive loss	$(4,680)	$(29,464)	$(32,753)	$(47,964)

See accompanying notes to condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(43,563)	$(46,020)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization of equipment and leasehold improvements	5,971	3,889

Amortization of goodwill, related stock based compensation and acquisition charges	15,209	63,870

Equity in net losses of equity method investments	1,071	—

Accrued loss on excess office facilities	15,667	—

Impairment of equity investments	22,847	—

Income tax benefit related to stock options	1,391	—

Deferred income taxes	(5,130)	—

Net change in certain operating assets and liabilities	(14,077)	7,354

Net cash provided by (used in) operating activities	(614)	29,093

Cash flows from investing activities:

Purchases of equipment and leasehold improvements	(10,329)	(10,084)

Purchases of short-term investments	(315,894)	(396,595)

Sale and maturities of short-term investments	306,935	374,018

Purchase of and additional investments in long-term equity investments	(17,371)	(29,299)

Decrease in restricted cash	1,500	700

Payment of acquisition costs, net of cash acquired	(1,854)	(3,526)

Net cash used in investing activities	(37,013)	(64,786)

Cash flows from financing activities:

Net proceeds from sale of common stock and exercise of stock options	6,169	10,283

Net cash provided by financing activities	6,169	10,283

Effect of exchange rate changes on cash	(684)	(429)

Net decrease in cash and cash equivalents	(32,142)	(25,839)

Cash and cash equivalents at beginning of period	147,885	160,955

Cash and cash equivalents at end of period	115,743	135,116

Short-term investments at end of period	225,439	206,630

Total cash, cash equivalents and short-term investments at end of period	$341,182	$341,746

See accompanying notes to condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of Business

     RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading global provider of software products and services for Internet media delivery. The Company pioneered the development of “streaming media” systems that enable the creation, real-time delivery and playback of audio, video and multimedia content on the Web. In 1999, the Company extended its media delivery platform to include a digital music management system that allows consumers to acquire, record, store, organize and play their personal music collections on personal computers and digital playback devices and is extending it further to allow consumers to enjoy streaming and digital media content via mobile networks and devices.

     Inherent in the Company’s business are various risks and uncertainties, including its limited operating history and the limited history of commerce on the Internet. The Company’s success may depend in part upon the emergence of the Internet and corporate intranets as a communications medium, the acceptance of the Company’s technology by the marketplace and the Company’s ability to generate license, service and advertising revenues from the use of its technology on the Internet.

(b)	Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2001. Certain information and disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(c)	Cash, Cash Equivalents and Short-Term Investments

     Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	June 30, 2001	December 31, 2000

Cash and cash equivalents	$115,743	$147,885

Short-term investments	225,439	216,825

Total cash, cash equivalents and short-term investments	$341,182	$364,710

Restricted cash equivalents	$17,300	$18,800

     Restricted cash equivalents represent (a) a restricted escrow account of $10,000,000 established in connection with a lease agreement for the Company’s corporate headquarters that will be maintained for the term of the lease, and (b) cash equivalents held as collateral against a $7,300,000 line of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters.

     The majority of short-term investments mature within twelve months from the date of purchase.

(d)	Revenue Recognition

     The Company recognizes revenue pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”.

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

     For multiple element arrangements when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, the Company recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. If specific objective evidence does not exist for an undelivered element in a software arrangement, which, for the Company, relates to the development of complex content delivery networks which include software licenses, consulting services and product support, revenue is recognized over the term of the support period commencing upon deployment of the Company’s technology in the customer’s network.

     Revenue from software license agreements with original equipment manufacturers (OEM) is recognized when the OEM delivers its product incorporating the Company’s software to the end user. In the case of prepayments received from an OEM, the Company recognizes revenue based on the actual products sold by the OEM. If the Company provides ongoing support to the OEM in the form of future upgrades, enhancements or other services over the term of the contract, revenue is recognized over the term of the contract.

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

     Fees generated from advertising appearing on the Company’s Web sites, and from advertising included in the Company’s products, such as fees for distribution of RealChannels, LiveStations, and e-commerce and other links in the RealPlayer and RealJukebox, are recognized as revenue over the terms of the contracts. The Company may guarantee a minimum number of advertising impressions, click-throughs or other specified criteria on the Company’s Web sites or products for a specified period. To the extent these guarantees are not met, the Company defers recognition of the corresponding revenues until guaranteed delivery levels are achieved.

(e)	Net Loss Per Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss for the quarters and six months ended June 30, 2001 and 2000, basic and diluted net loss per share are the same for those periods.

     Excluded from the computation of diluted net loss per share for the quarter and six months ended June 30, 2001 are options and warrants to acquire approximately 21,231,000 shares of common stock with a weighted-average exercise price of $9.07, and 274,000 shares of common stock issued in acquisitions that are subject to repurchase by the Company at a nominal price in certain circumstances. Also excluded are options to acquire approximately 18,485,000 shares of common stock that were cancelled as part of the Company’s voluntary stock option cancellation and regrant program. See Note 7. Excluded from the computation of diluted net loss per share for the quarter and six months ended June 30, 2000 are options and warrants to acquire 42,517,000 shares of common stock with a weighted-average exercise price of $25.17. Also excluded are approximately 1,820,000 shares of common stock issued in acquisitions that are subject to repurchase by the Company at a nominal price in certain circumstances. Such potentially dilutive securities are excluded, as their effects are anti-dilutive.

(f)	Derivative Financial Instruments

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The adoption of SFAS 133 did not impact the Company’s consolidated financial statements as of January 1, 2001.

     SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of risk being hedged.

     For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized immediately in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized in results of operations in the period of change.

     During the quarter and six months ended June 30, 2001, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they did not qualify for hedge accounting under SFAS No. 133, as amended. The net gains on these contracts were not significant as of June 30, 2001 and for the quarter and six months then ended, and are recorded in other assets.

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

(h)	Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

     The Company is required to adopt the provisions of SFAS 141 immediately. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

     SFAS 141 will require, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

     Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

NOTE 2 — SEGMENT INFORMATION

     The Company operates in one business segment, media delivery, for which the Company receives revenues from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s Operating Committee (COC), which is comprised of the Company’s Chief Executive Officer, President and Chief Operating Officer, and Senior Vice Presidents. The COC reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The COC does not review discrete financial information regarding profitability of the Company’s different products or services and, therefore, the Company does not have operating segments as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

     The Company’s customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region areas follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

United States	$32,863	$43,372	$67,853	$81,927

Europe	6,740	8,200	15,693	14,553

Asia	4,731	5,171	9,401	10,023

Rest of the world	3,526	3,296	5,292	4,447

Subtotal	47,860	60,039	98,239	110,950

Microsoft license revenue	—	2,617	—	5,234

Total	$47,860	$62,656	$98,239	$116,184

     Revenue from external customers by product type is as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Media delivery license revenue	$28,094	$35,405	$57,665	$66,891

Media delivery service revenue	15,102	12,837	30,388	23,855

Microsoft license revenue	—	2,617	—	5,234

Advertising revenue	4,664	11,797	10,186	20,204

Total net revenues	$47,860	$62,656	$98,239	$116,184

     Long-lived assets by geographic location are as follows (in thousands):

	June 30,	December 31,
	2001	2000

United States	$121,155	$146,280

Japan/Rest of the world	765	594

Europe	203	260

Total	$122,123	$147,134

NOTE 3 — ACQUISITIONS

     In December 2000, the Company acquired all of the outstanding securities of Aegisoft Corp. (Aegisoft), a developer of secure digital media software, for approximately 1,212,000 shares (including options to purchase shares) of its common stock. Approximately 274,000 of those shares are subject to repurchase by the Company at a nominal price in certain circumstances. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Aegisoft’s operations are included in the Company’s consolidated financial statements since the date of acquisition. The Company incurred approximately $1.3 million in acquisition-related expenditures, including $0.6 million of relocation payments for Aegisoft employees which are dependent upon the related individuals remaining employed by the Company, and are expensed over the related employment term, and $0.7 million in professional fees and other costs. As of June 30, 2001, approximately $0.9 million of these costs have been paid. The remaining costs are expected to be paid during 2001.

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

     In January 2000, the Company acquired all of the outstanding securities of NetZip, Inc. (NetZip), a developer and provider of Internet download management and utility software for approximately 3,418,000 shares (including options to purchase shares) of its common stock. Approximately 1,820,000 of those shares were subject to repurchase by the Company at a nominal price in certain circumstances. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of NetZip’s operations are included in the Company’s consolidated financial statements since the date of acquisition. The Company incurred approximately $5.0 million in acquisition-related expenditures, including $3.2 million of relocation payments and stay bonuses for NetZip employees which were dependent upon the related individuals remaining employed by the Company, and were expensed over the related employment term, and $1.8 million in professional fees and other costs. As of June 30, 2001, substantially all of these costs have been paid.

     Summaries of the purchase price for Aegisoft and NetZip are as follows (in thousands):

	Aegisoft	NetZip

Stock and stock options	$10,303	$125,913

Direct acquisition costs	725	1,771

Accrued liabilities assumed	89	809

Other liabilities assumed	—	281

Total purchase price	11,117	128,774

Stock based compensation not included in purchase price	2,327	143,973

Total acquisition cost and value of common stock to be issued under compensation agreements	$13,444	$272,747

     The purchase price was allocated as follows (in thousands):

	Aegisoft	NetZip

Cash	$—	$73

Other current assets acquired	33	440

Equipment	51	324

Non-current assets acquired	26	15

Goodwill	11,007	127,922

Total	$11,117	$128,774

     No elements of in-process research and development were identified as part of the acquisitions.

     The following table presents unaudited pro forma results of operations for the quarter and six months ended June 30, 2000 as if the acquisitions of Aegisoft and NetZip had occurred on January 1, 2000. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the periods presented, nor is it necessarily indicative of results that may occur in the future (in thousands, except per share data):

	Quarter	Six months
	Ended June 30, 2000	Ended June 30, 2000

Total net revenue	$62,707	$117,331

Net loss	(29,229)	(59,653)

Net loss per share — basic and diluted	$(0.19)	$(0.39)

     In April 2001, certain former NetZip employees voluntarily resigned from the Company which resulted in the Company repurchasing approximately 738,000 shares of its common stock from these employees for an immaterial amount. These shares were restricted, pursuant to a restricted stock agreement, and the restrictions were to lapse at various dates based upon the former NetZip employees’ continued employment by the Company. The Company also agreed to release certain shares from the restricted stock agreement, making them no longer subject to repurchase. The net effect of this repurchase was that the Company recorded a reversal of previously recorded stock-based compensation expense of $25.4 million. As a result, the Company recorded a benefit related to the reversal of accrued stock compensation of $(25.4) million for the quarter ended June 30, 2001 and $(10.0) million for the six months ended June 30, 2001. No future stock compensation expense related to the NetZip acquisition will be recognized.

     Goodwill amortization, acquisition charges and stock based compensation for these and other acquisitions are as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Stock based compensation	$(25,016)	$25,675	$(10,256)	$44,296

Goodwill amortization and acquisition charges	12,489	12,140	25,195	21,091

Total	$(12,527)	$37,815	$14,939	$65,387

NOTE 4 — OTHER INVESTMENTS

     RealNetworks has made investments through the purchase of voting capital stock of companies that are engaged in businesses that are complimentary to those of the Company. The Company’s investments in publicly traded companies are available for sale and are carried at current market value and are classified as long term as they are strategic in nature and the Company has no plans to sell them in the near term. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent that the quoted market price is less than its accounting basis. The Company considers additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances at June 30, 2001, the Company determined that an other-than-temporary impairment existed for two of its investments. These other-than-temporary declines were recorded to reflect these investments at fair value as of June 30, 2001, and resulted in a loss of $22.8 million in the quarter and six months ended June 30, 2001, of which $14.5 million was reclassified to the consolidated statements of operations from accumulated other comprehensive loss.

NOTE 5 — INVESTMENT IN MUSICNET

     In April 2001, the Company’s ownership interest in MusicNet.com, Inc. (MusicNet), a company formed to create a platform for online music subscription services, was reduced to 40% through the issuance of additional shares of capital stock to third parties. MusicNet previously was a consolidated subsidiary of the Company. Effective April 2001, the Company’s investment in MusicNet is being accounted for under the equity method of accounting. The difference between the Company’s recorded basis in MusicNet before and after the transaction was not significant.

NOTE 6 — LOSS ON EXCESS OFFICE FACILITIES

     In October 2000, the Company entered into a 10-year lease agreement for additional office space for its corporate headquarters. During the quarter ended June 30, 2001, the Company re-evaluated its facilities requirements. As a result, the Company decided to attempt to sublet all of this office space and recorded a loss of $16.6 million representing approximately $9.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income and approximately $7.4 million for the write-down of leasehold improvements to their estimated fair value. As of June 30, 2001, $8.3 million is accrued for the loss on the sublease.

NOTE 7 — STOCK OPTIONS

     In February 2001, the Company offered a voluntary stock option cancellation and regrant program to its employees. The plan allowed employees, at their option, to cancel a portion or all of their unexercised stock options effective February 22, 2001, provided that, should an employee participate, any option granted to that employee within the six month period preceding February 22, 2001 is automatically cancelled. In exchange, the employee will be granted on August 31, 2001 a new option to purchase a number of shares equal to the number of shares underlying the cancelled option. The exercise price of the new options will be the fair market price of the Company’s common stock as listed on the Nasdaq National Market at the close of business on August 31, 2001 and the vesting period will remain consistent with the original option grant. Members of the Company’s Board of Directors, including the chairman and CEO as well as the CFO, were not eligible for this program, and participation by other named executive officers was limited. Options to purchase approximately 18,485,000 shares of the Company’s common stock were cancelled under this program.

NOTE 8 — LITIGATION

     In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against the Company and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas — Dallas Division. The plaintiffs allege that the Company, individually and in combination with Broadcast.com, infringes on a certain patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin the Company from the alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. The Company may be required to indemnify Broadcast.com under the terms of its license agreement. The plaintiffs filed a similar claim based on the same patent and seeking similar remedies as a separate lawsuit against Microsoft and Broadcast.com in the same court. The court has consolidated the lawsuit against Microsoft and Broadcast.com with the lawsuit against the Company and Broadcast.com. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other royalties, in addition to complying with injunctive relief, which could have a material adverse effect on the Company’s operating results. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit, and intends to vigorously defend itself against these claims. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations.

     Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. The Company has filed answers denying the claims and has filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by the Company’s End User License Agreements. The Washington State Court has granted the Company’s motion to compel arbitration. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks’ End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

     From time to time RealNetworks is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company currently has a number of such claims threatened against it relating to intellectual property infringement or employment, though it believes these claims are without merit. The Company is not aware of any legal proceedings or claims that the

Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

NOTE 9 — SUBSEQUENT EVENT

     In July 2001, the Company reduced its staffing levels by approximately 140 employees as part of an overall plan to reduce operating expenses. The Company expects to record a restructuring charge of approximately $4.0 to $5.0 million in the third quarter of 2001 to reflect costs associated with implementing the plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this report contains forward-looking statements that involve risks and uncertainties. We have identified a number of these forward-looking statements in the section below entitled “Special Note Regarding Forward-Looking Statements.” RealNetworks’ actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Factors that May Affect Our Business, Future Operating Results and Financial Condition”, included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents that RealNetworks files from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

     We were incorporated in February 1994 and were in the development stage until July 1995, when we released the commercial version of RealAudio Version 1.0, the first version of our RealPlayer products. In August 1996, we began selling RealPlayer Plus, a premium version of our RealPlayer product. Since its initial release, RealPlayer has been available for download free of charge from our Web sites. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that included RealAudio and RealVideo technology. In September 1999, we released the commercial versions of RealJukebox and RealJukebox Plus, a personal music management system. In August 2000, we released the gold version of RealPlayer 8, RealJukebox 2, RealDownload 4 and launched RealPlayer GoldPass, a for-pay media subscription service available to RealPlayer Plus customers. RealPlayer GoldPass gives subscribers access to a combination of premium software, services and content updated monthly. In December 2000, we released RealSystem iQ, a new foundational architecture for digital media delivery which greatly increases the reliability of Internet broadcasts, scales to large audiences, and provides greatly enhanced flexibility and cost-effectiveness for media delivery network deployments. In March 2001, we introduced RealArcade, a new end-to-end platform for the digital distribution of PC games benefiting both developers and consumers. In June 2001, we launched RealSystem Media Commerce Suite, a platform for Internet media commerce. The RealSystem Media Commerce Suite is intended to provide a universal platform for secure distribution of digital movies, music, and other content.

     We report revenues in three categories:

     •     Software license fees, which include revenues from sales of our RealPlayer Plus, RealJukebox Plus, RealEntertainment Center Plus, RealServers and related authoring and publishing tools, both directly to customers and indirectly through OEM channels, and sales of third-party products, including games.

     •     Service revenues, which include revenues from support and maintenance services that we sell to customers who purchase our RealPlayer Plus, RealJukebox Plus, RealEntertainment Center Plus, RealServers and related authoring and publishing tools, RealPlayer GoldPass subscription services, broadcast hosting services we provide through our Real Broadcast Network, and consulting services we offer to our customers.

     •     Advertising revenues, which are derived from the sale of advertising on our Web sites and the placement and distribution of RealChannels, LiveStations and advertising and promotional buttons and links included in the RealPlayer and the RealJukebox products.

     In January 2000, we acquired NetZip, Inc. (NetZip), a privately-held developer and provider of Internet download management and utility software. In December 2000, we acquired Aegisoft Corp. (Aegisoft), a developer of secure digital media software. Both transactions were accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

REVENUES

     Software License Fees. Software license fees were $28.1 million for the quarter ended June 30, 2001, a decrease of 26% from $38.0 million for the quarter ended June 30, 2000. Software license fees were $57.7 million for the six months ended June 30, 2001, a decrease of 20% from $72.1 million for the six months ended June 30, 2000. We believe the decreases were due primarily to a significant reduction in equity funding of new and Internet-related businesses in the second half of 2000 and the first half of 2001. We believe that this reduced funding impacted, either directly or indirectly, Internet-related and other technology centric businesses, which thereby directly impacted both our customers and potential customers. The reduced availability of funding has contributed to certain of our customers and potential customers going out of business and others experiencing difficult financial situations. We believe that this environment has also resulted in current and potential customers delaying or foregoing purchases and has caused sales cycles for some customers to take longer than in the past. These factors negatively impacted our revenues in the first and second quarters of 2001. Additionally, we have focused our consumer promotional activities to feature GoldPass subscription service, which has characteristics of longer-term, recurring subscription revenue, unlike our software product offerings that generate one-time, non-recurring revenue. Additionally, software license fees for the quarter and six months ended June 30, 2000 included $2.6 million and $5.2 million, respectively, related to a three-year license agreement we entered into with Microsoft which expired in the quarter ended June 30, 2000. There was no such revenue in the quarter or six months ended June 30, 2001.

     Service Revenues. Service revenues were $15.1 million for the quarter ended June 30, 2001, an increase of 18% from $12.8 million for the quarter ended June 30, 2000. Service revenues were $30.4 million for the six months ended June 30, 2001, an increase of 27% from $23.9 million for the six months ended June 30, 2000. The increase in service revenues was primarily attributable to our GoldPass subscription services, which we introduced in August 2000, partially offset by decreases in other product offerings including content hosting revenues. GoldPass accounted for approximately $5.9 million of revenue for the quarter ended June 30, 2001 and $10.1 million for the six months ended June 30, 2001.

     Advertising. Advertising revenues were $4.7 million for the quarter ended June 30, 2001, a decrease of 60% from $11.8 million for the quarter ended June 30, 2000. Advertising revenues were $10.2 million for the six months ended June 30, 2001, a decrease of 50% from $20.2 million for the six months ended June 30, 2000. The decrease in advertising revenues was due to a decline in the demand for Internet advertising, which resulted in lower average advertising rates, and caused certain promotional contracts not to be renewed. In addition, certain of our advertising customers have ceased operations.

GEOGRAPHIC REVENUES

     International revenues represented 31% of total net revenues for the quarter ended June 30, 2001, compared to 28% for the quarter ended June 30, 2000 (excluding revenues from the Microsoft license agreement). Revenues generated in Europe were 14% of total net revenues for the quarters ended June 30, 2001 and 2000, (excluding revenues from the Microsoft license agreement), and revenues generated in Asia and the rest of the world were 17% of total net revenues for the quarter ended June 30, 2001 and 14% of total net revenues for the quarter ended June 30, 2000 (excluding revenues from the Microsoft license agreement). International revenues represented 31% of total net revenues for the six months ended June 30, 2001, compared to 26% for the six months ended June 30, 2000 (excluding revenues from the Microsoft license agreement). Revenues generated in Europe were 16% of total net revenues for the six months ended June 30, 2001, and 13% of total net revenues for the six months ended June 30, 2000 (excluding revenues from the Microsoft license agreement), and revenues generated in Asia and the rest of the world were 15% of total net revenues for the six months ended June 30, 2001 and 13% of total net revenues for the six months ended June 30, 2000 (excluding revenues from the Microsoft license agreement). The increase in international revenues as a percentage of total net revenues is primarily due to the fact that international revenues decreased at a slower rate than domestic revenues for the quarter and six months ended June 30, 2001. At June 30, 2001, accounts receivable due from European and Asian customers represented approximately 24% of total accounts receivable. The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. Results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. We currently do not hedge the majority of our foreign currency exposures and therefore are subject to the risk of changes in exchange rates. We expect that international revenues will increase over time in both absolute dollars and as a percentage of total net revenues. The costs of domestic and international revenues are substantially the same.

DEFERRED REVENUE

     Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, and other prepayments for which the earnings process has not been completed. Revenue from contracts with customers developing content delivery networks is generally recognized over the term of the arrangement commencing upon the customer’s deployment of our technology in their network build-out. Because many of the agreements related to the content delivery networks have been with companies that have had limited operating histories, we have historically required prepayments from such customers to mitigate our credit risk. Cash prepayments associated with these contracts are recorded as deferred revenue and amounted to $20.3 million and $26.9 million at June 30, 2001 and December 31, 2000, respectively. If, in the future, we enter into agreements with more established companies, we may not require these prepayments and as such, we anticipate our deferred revenue balances may decline as a result.

COST OF REVENUES

     Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, and fees paid to third-party vendors for order fulfillment. Cost of software license fees was $2.2 million for the quarter ended June 30, 2001, a decrease of 45% from $4.0 million for the quarter ended June 30, 2000, and decreased as a percentage of software license fees to 8% for the quarter ended June 30, 2001 from 10% for the quarter ended June 30, 2000. Cost of software license fees was $4.1 million for the six months ended June 30, 2001, a decrease of 51% from $8.3 million for the six months ended June 30, 2000, and decreased as a percentage of software license fees to 7% for the six months ended June 30, 2001 from 12% for the six months ended June 30, 2000. The decrease in costs was due primarily to lower sales volumes and the expiration of certain royalty agreements. The decrease in the percentage of software license fees was due to shifts in product mix.

     Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and consulting services, expenses incurred in providing our streaming media hosting services and cost of content included in our GoldPass subscription service offering. Cost of service revenues was $6.0 million for the quarter ended June 30, 2001, an increase of 68% from $3.6 million for the quarter ended June 30, 2000, and increased as a percentage of service revenues to 40% for the quarter ended June 30, 2001 from 28% for the quarter ended June 30, 2000. Cost of service revenues was $11.1 million for the six months ended June 30, 2001, an increase of 81% from $6.1 million for the six months ended June 30, 2000, and increased as a percentage of service revenues to 37% for the six months ended June 30, 2001 from 26% for the six months ended June 30, 2000. The increase in costs was primarily due to the introduction of our GoldPass subscription service in August 2000 and related costs of content, including our agreements with Major League Baseball (MLB) and the National Basketball Association (NBA). The fixed costs associated with the MLB and NBA contracts are expensed over the contract term. The increase in the percentage of service revenues was due in part to shifts in product mix towards GoldPass.

     Cost of Advertising. Cost of advertising includes the cost of personnel associated with maintenance of programming services, content creation and maintenance, fees paid to third parties for content included in our Web sites and ad delivery services. Cost of advertising was $1.7 million for the quarter ended June 30, 2001, a decrease of 25% from $2.2 million for the quarter ended June 30, 2000, but increased as a percentage of advertising revenues to 36% for the quarter ended June 30, 2001 from 19% for the quarter ended June 30, 2000. Cost of advertising was $3.5 million for the six months ended June 30, 2001, a decrease of 8% from $3.8 million for the six months ended June 30, 2000, but increased as a percentage of advertising revenues to 35% for the six months ended June 30, 2001 from 19% for the six months ended June 30, 2000. The decrease in costs was due primarily to lower sales volumes and the expiration of certain advertising contracts. The increase in the percentage of advertising revenues was due to cost of advertising decreasing at a lower rate than the decrease in advertising revenues, due to certain fixed costs associated with our Web sites and related directory services.

OPERATING EXPENSES

   Research and Development

     Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility is generally not established until substantially all development is complete. We believe that significant investment in research and development is a critical factor in attaining our strategic objectives and, as a result, we expect research and development expenses to continue to increase in future periods. Research and development expenses, excluding non-cash stock compensation, were $14.4 million for the quarter ended June 30, 2001, an increase of 9% from $13.3 million for the quarter ended June 30, 2000, and increased as a percentage of total net revenues to 30% for the quarter ended June 30, 2001 from 21% for the quarter ended June 30, 2000. Research and development expenses, excluding non-cash stock compensation, were $31.1 million for the six months ended June 30, 2001, an increase of 25% from $24.9 million for the six months ended June 30, 2000, and increased as a percentage of total net revenues to 32% for the six months ended June 30, 2001 from 21% for the six months ended June 30, 2000. The increase in expenses was primarily due to increases in internal development personnel and related costs, consulting expenses and contract labor related to the development of new technology and products and enhancements made to existing products. The increase as a percentage of total net revenues was primarily a result of the decrease in net revenues while expenses were increasing.

   Sales and Marketing

     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expenses, excluding non-cash stock compensation, were $18.2 million for the quarter ended June 30, 2001, a decrease of 33% from $27.0 million for the quarter ended June 30, 2000, and decreased as a percentage of total net revenues to 38% for the quarter ended June 30, 2001 from 43% for the quarter ended June 30, 2000. Sales and marketing expenses, excluding non-cash stock compensation, were $38.5 million for the six months ended June 30, 2001, a decrease of 22% from $49.6 million for the six months ended June 30, 2000, and decreased as a percentage of total net revenues to 39% for the six months ended June 30, 2001 from 43% for the six months ended June 30, 2000. The decreases in expenses were due to a decrease in advertising and marketing expenses and decreased advertising, promotions and expenses related to our overall corporate branding and marketing. In addition, the annual RealNetworks Conference was held in the second quarter in 2000. The 2001 RealNetworks Conference will be held in the third quarter. The decreases in percentage of total net revenues were primarily a result of cost saving measures that reduced sales and marketing expenses more rapidly than the rate of the decline in net revenues.

   General and Administrative

     General and administrative expenses consist primarily of salaries and related personnel costs, and fees for professional and temporary services. General and administrative expenses were $5.3 million for the quarter ended June 30, 2001, a decrease of 27% from $7.3 million for the quarter ended June 30, 2000, and decreased as a percentage of total net revenues to 11% for the quarter ended June 30, 2001 from 12% for the quarter ended June 30, 2000. General and administrative expenses were $10.7 million for the six months ended June 30, 2001, a decrease of 24% from $14.2 million for the six months ended June 30, 2000 and decreased as a percentage of total net revenues to 11% for the six months ended June 30, 2001 from 12% for the six months ended June 30, 2000. The decreases in expenses were primarily due to decreased litigation defense costs. The decrease as a percentage of total net revenues was primarily due to general and administrative expenses being reduced at a faster rate than the rate of the decline in net revenues.

   Goodwill Amortization, Acquisition Charges and Stock-Based Compensation

     Stock-based compensation for the quarters ended June 30, 2001 and 2000 was a benefit of $(25.0) million and an expense of $25.7 million, respectively. Goodwill amortization and acquisition charges for the quarters ended June 30, 2001 and 2000 were $12.5 million and $12.1 million, respectively. Stock-based compensation expense for the six months ended June 30, 2001 and 2000 was a benefit of $(10.3) million and an expense of $44.3 million, respectively. Goodwill amortization and acquisition charges for the six months ended June 30, 2001 and 2000 were $25.2 million and $21.1 million, respectively. While the changes between periods are due partly to the timing of acquisitions, particularly with respect to goodwill, the benefit related to stock-based compensation for the quarter and six months ended June 30, 2001 was primarily due to the voluntary resignation of certain former NetZip employees. These resignations resulted in the Company repurchasing approximately 738,000 shares of its common stock for an immaterial amount. The net effect of this repurchase was that the Company recorded a reversal of previously recorded stock-based compensation expense of $25.4 million. As a result, the Company recorded a benefit related to the reversal of accrued stock compensation of $(25.4 million) for the quarter ended June 30, 2001 and $(10.0 million) for the six months ended June 30, 2001. No future stock compensation expense related to the NetZip acquisition will be recognized.

   Loss on Excess Office Facilities

     In October 2000, the Company entered into a 10-year lease agreement for additional office space for its corporate headquarters. During the quarter ended June 30, 2001, the Company re-evaluated its facilities requirements. As a result, the Company decided to attempt to sublet all of this office space and recorded a loss of $16.6 million representing approximately $9.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income and approximately $7.4 million for the write-down of leasehold improvements to their estimated fair value. As of June 30, 2001, $8.3 million is accrued for the loss on the sublease.

OTHER INCOME, NET

     Other income, net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, equity in the net loss of MusicNet, and impairment of certain equity investments.

     For the quarter and six months ended June 30, 2001, interest income declined from the comparable periods in 2000. The decreases were primarily due to lower effective interest rates and lower investment balances.

     For the quarter and six months ended June 30, 2001, equity in net losses of MusicNet were approximately $0.9 million. In April 2001, MusicNet, which previously was a subsidiary of the Company, issued additional shares of capital stock reducing the Company’s ownership interest in MusicNet to 40%. Beginning with the quarter ended June 30, 2001, the Company’s investment in MusicNet is accounted for under the equity method of accounting.

     The Company periodically evaluates whether any declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent that the quoted market price is less than its accounting basis. The Company considers additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances at June 30, 2001, the Company determined that an other-than-temporary impairment had occurred for two of its investments. These other-than-temporary declines were recorded to reflect these investments at fair value as of June 30, 2001, and resulted in a loss of $22.8 million in the quarter and six months ended June 30, 2001, of which $14.5 million was reclassified to the consolidated statements of operations from accumulated other comprehensive loss.

INCOME TAXES

     For the quarter and six months ended June 30, 2001, we recorded an income tax benefit due primarily to the future tax benefit to be received on the loss on excess office facilities when the losses become deductible for income tax purposes. During the same periods, we also recorded a loss for other-than-temporary impairments on investments. We did not record a related income tax benefit for this loss, which can only be utilized to offset future capital gains, as we currently do not have any significant sources of capital gain income.

     During the quarter and six months ended June 30, 2001, we did not recognize income tax expense as a result of reductions in the valuation allowance for deferred tax assets. As of June 30, 2001, we had net operating loss carryforwards of approximately $427 million, substantially all of which result from employee stock options, the realization of which will increase shareholders’ equity.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement No. 141, “Business Combinations”, and Statement No. 142, “Goodwill and Other Intangible Assets”. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

     The Company is required to adopt the provisions of Statement 141 immediately. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

     Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $0.6 million for the six months ended June 30, 2001 and net cash provided by operating activities was $29.1 million for the six months ended June 30, 2000. Net cash used in operating activities for the six months ended June 30, 2001 resulted primarily from net loss of $43.6 million, an increase in prepaid expenses and other assets of $1.6 million, decreases in deferred revenue of $8.5 million and accrued and other liabilities of $3.7 million, partially offset by non-cash charges of $15.2 million for goodwill amortization, acquisition charges, and stock- based compensation, $22.8 million for impairment on investments, $15.7 million from the loss on excess office facilities and depreciation and amortization of $6.0 million. Net cash provided by operating activities for the six months ended June 30, 2000 resulted primarily from net loss of $46.0 million offset by $65.4 million of goodwill amortization, acquisition charges, and stock based compensation, an increase in deferred revenue of $8.6 million, an increase in accrued and other liabilities of $4.7 million, and depreciation and amortization of $3.9 million.

     Net cash used in investing activities was $37.0 million for the six months ended June 30, 2001. This was primarily the result of the net purchase of short-term investments and equipment and leasehold improvements. Net cash used in investing activities was $64.8 million for the six months ended June 30, 2000. This was primarily a result of purchases of long-term investments of $29.3 million, net purchases of short-term investments, and purchases of equipment and leasehold improvements.

     Net cash provided by financing activities was $6.2 million and $10.3 million for the six months ended June 30, 2001 and 2000, respectively. In both periods, net cash provided by financing activities was a result of net proceeds from the exercise of stock options.

     At June 30, 2001, we had $358 million in cash, cash equivalents, short-term investments and restricted cash equivalents and our principal commitments consisted of obligations under operating leases. Since our inception, we have experienced a substantial increase in our capital expenditures.

     In January 1998, we entered into a lease agreement for a new location for our corporate headquarters. The lease commenced on April 1, 1999 and expires on April 1, 2011, with an option to renew the lease for either a three-or ten-year period. In October 2000, we entered into a 10-year lease agreement for additional office space for our corporate headquarters. During the quarter ended June 30, 2001, we re-evaluated our office space needs and subsequently decided to attempt to sublet all of this additional office space.

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

     We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the French franc, the euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar and the German mark. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, France, Germany and the United Kingdom, where we invoice our customers primarily in yen, euros and pounds, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters or six months ended June 30, 2001 and 2000.

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

     To address the risks and uncertainties faced by our business, we must:

     •     establish and maintain broad market acceptance of our products and services and convert that acceptance into direct and indirect sources of revenues;

     •     maintain and enhance our brand name;

     •     continue to timely and successfully develop new products, product features and services and increase the functionality and features of existing products;

     •     successfully respond to competition from Microsoft and others, including competition from emerging technologies and solutions; and

     •     develop and maintain strategic relationships to enhance the distribution, features and utility of our products and services.

     Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

WE HAVE A HISTORY OF LOSSES

     We have incurred significant losses since our inception. As of June 30, 2001, we had an accumulated deficit of approximately $188.5 million. While we had net income in 1999, we had a net loss for the year ended December 31, 2000 and the quarter and six months ended June 30, 2001, and we may not continue our historical growth or generate sufficient revenues to be profitable on a quarterly or annual basis in the future. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to be profitable in the future.

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

     In recent periods, many Internet-related companies have experienced financial difficulties, in part as a result of their inability to access capital from financial markets. This has directly or indirectly impacted our current and prospective customers. The result is that some of these companies have ceased operations, some are continuing to experience financial difficulty, and sales cycles for some of our customers and potential customers have become longer than in the past. In addition, we continue to be impacted by the current near-term effects of a capital spending slowdown and general economic downturn, a trend that has been ongoing since the second half of 2000. In the event that a substantial number of our current or potential customers experience financial difficulties in the future, our ability to increase or maintain sales to such customers will be adversely affected and our ability to generate revenues from these companies will also be adversely impacted.

     Since the launch of GoldPass in August 2000, we have focused our promotional activities to feature GoldPass, which has characteristics of longer-term, recurring subscription revenue, rather than product offerings that generate short-term, non-recurring revenue. This transition from one-time software sales to recurring subscriptions may not be successful and could harm our near-term operating results and future business prospects.

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

     We believe that the primary factors on which we compete in the media delivery market include:

     •     the quality, reliability, price and licensing terms of the overall media delivery solution;

     •     access to distribution channels necessary to achieve broad distribution and use of products;

     •     the availability of content for delivery over the Internet;

     •     the ability to license or develop and support secure formats and digital rights management systems for digital media delivery, particularly music and video;

     •     the ability to license and support popular and emerging media formats for digital media delivery in a market where competitors may control the intellectual property rights for these formats;

     •     the size of the active audience for streaming and digital media and its appeal to content providers and advertisers;

     •     features for creating, editing and adapting content for the Internet;

     •     ease of use and interactive user features in products;

     •     scalability of streaming media and media delivery technology and cost per user;

     •     the ability to obtain any necessary intellectual property rights underlying important streaming media and digital distribution technologies that gain market acceptance;

     •     compatibility with new and existing media formats and with the user’s existing network components and software systems;

     •     the build-out and deployment of broadband infrastructures and technologies; and

     •     challenges caused by bandwidth constraints and other limitations of the Internet infrastructure.

     Our failure to adequately address any of the above factors could harm our business and operating results.

     Microsoft Corporation is a principal competitor in the development and distribution of streaming media and media distribution technology. Microsoft currently competes with us in the market for streaming media servers and players, digital rights management, and other technology and services related to digital distribution of media. Microsoft’s commitment to and presence in the media delivery industry has increased and we expect that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

     Microsoft distributes its competing streaming media server, player and tools products by bundling them with its Windows operating systems at no additional charge. While we also provide free downloads of certain of our products, including players, servers and tools, Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products. Microsoft’s practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution and bundling contracts for its streaming media products with third parties such as Internet Service Providers (“ISPs”), content delivery networks, online service providers, content providers, entertainment companies, media companies, broadcasters, value-added resellers and original equipment manufacturers, including third parties with whom we have relationships. Microsoft has also invested significant sums of money in or has provided substantial financial incentives to certain of our current and potential customers and content suppliers, and we expect this trend to continue, which may cause such customers to stop using or reduce their use of our products and services, or content suppliers to withhold desirable media content from us or end users of our products. Such arrangements, together with Microsoft’s aggressive marketing of Windows operating systems and of its streaming media products, may reduce our share of the streaming media and digital distribution market.

     Microsoft’s Windows Media Player competes with our RealPlayer products. The Windows Media Player is available for download from Microsoft’s Web site for free, and is integrated into features of Microsoft’s Internet Explorer Web browser, the Windows 98, Windows 2000 and Windows ME operating systems. Microsoft has indicated that it plans to bundle the Windows Media Player into the upcoming new version of Windows (Windows XP), and that it will not offer a stand-alone version of updated versions of Windows Media Player. Windows XP, a significant focus of which is media delivery and which gives prominent and persistent placement to Microsoft’s Windows Media Player, Windows Media Guide, and other media delivery services, is scheduled to be released later this year. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating systems and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users to its streaming or digital media products. In addition, it is unclear to what extent Microsoft will allow us to take full advantage of the features of the operating system which enable our products to function at their full capacity. In light of Microsoft’s efforts and dominant position in operating systems, our market position may be difficult to sustain.

     Microsoft’s Windows Media Player also competes with our RealJukebox products, and Microsoft has invested in other digital distribution technologies that compete with RealJukebox. The Windows Media Player supports the Windows Media format, but not RealNetworks’ media formats. Microsoft also licenses Windows Media Technologies 7, a platform for authoring, delivering and playing digital media intended to compete with RealSystem, and supports and promotes other third party products competitive to our products. We expect Microsoft and other competitors to devote significantly greater resources to product development in the music management and digital media categories in the future.

     Microsoft also competes with us to attract broadcasters and owners of high quality or popular content to promote and deliver such content in Microsoft’s formats, in some cases on an exclusive or preferential basis. While we have rights to play back certain content in Microsoft formats through our RealPlayer and RealJukebox products, we may not secure necessary rights from Microsoft to enable our products to play back all such content or content in Microsoft’s newest formats. RealJukebox and/or RealPlayer may be disadvantaged if they cannot play content in Windows Media formats or secured by the Windows Media Digital Rights Management technology, or if such content providers do not also make their content available in RealNetworks’ media formats using digital rights management systems supported by us. In some cases, we believe Microsoft uses its financial resources and monopoly leverage to obtain rights to such content. We believe that Microsoft’s commitment to and presence in the media delivery industry has increased and that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

     In addition to Microsoft, we face increasing competition from other companies that are developing and marketing streaming media products. For example, Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and licenses for free source code to the server under the conditions of Apple Computer’s end user license agreement. We expect that Apple Computer will devote more resources to developing and marketing streaming media systems, and will continue to compete vigorously with us in the marketplace. Apple Computer has also enlisted the open source code development community to assist its development of competitive products. Companies such as AOL Time Warner and Yahoo! and many smaller competitors also offer various products that compete with our RealPlayer and RealJukebox products. In connection with the deployment of RealSystem iQ in AOL’s Internet service, we also licensed our RealPlayer technology to AOL for use with its own Internet service application. Such licensing may impact the number of RealPlayer end users if AOL users only use their AOL applications. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage.

     Our streaming media and media delivery products also face competition from “fast download” media delivery technologies such as AVI, QuickTime and MP3. We also face competition from recently emergent and rapidly accepted peer-to-peer file sharing services, which allow computer users to connect with each other and directly access and copy many types of program files, including music and other media, from one another’s hard drives, such as Napster and Gnutella. Such services allow consumers to directly access content without relying on content providers to make the content available for streaming or digital download, and without relying on products such as the RealPlayer or RealJukebox to be able to play, record and store such content. Other fast download or non-streaming IP-based content distribution methods are likely to emerge and could compete with our products and services, which could harm our business.

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN OTHER PARTS OF OUR BUSINESS

     Media Hosting. Our media hosting service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting and broadcast services. These companies include Yahoo! Broadcast Services (formerly Broadcast.com), Akamai and other emerging broadcast networks. Some of these competitors offer other services which Real Broadcast Network does not offer, such as Web page hosting or broadcast hosting in media formats not supported by Real Broadcast Network. We may not establish or sustain our competitive position in this market segment. Some media hosting competitors are also customers on whom we rely to help drive product download traffic to our Web sites through their broadcast events. We also sell servers and tools to companies that compete with Real Broadcast Network. If our relationship with these companies becomes more competitive, such companies may reduce their level of usage and purchases of our products or services.

     Web Site Destinations, Content and Advertising. Our Web sites and the Real.com Network compete for user traffic and Internet advertising revenues with a wide variety of Web sites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft’s Windows Media Guide, compete with our Real.com Guide. We also compete with traditional media such as television, radio and print for a share of advertisers’ total advertising budgets. Our advertising sales force and infrastructure are still in early stages of development relative to those of many of our competitors. We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. Recent slowdowns in funding for Internet-related companies have had a negative effect on Internet advertising markets. Internet advertising revenues across the industry have decreased substantially since the second half of 2000 and our advertising revenues declined sequentially in the first half of 2001 from the previous year. In addition, certain of our advertising customers have ceased operations. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, or if we lose Web site traffic, our business could be harmed.

     GoldPass. We recently introduced the RealPlayer GoldPass subscription service, which provides customers access to a combination of premium software, services and content, updated monthly, in exchange for a monthly fee. The GoldPass subscription service is a relatively unproven business model for delivering media over the Internet and is a new business model for us. It is also too early to predict whether GoldPass will be accepted by consumers. GoldPass competes with both traditional and online entertainment service providers. Many of these providers have significantly more resources and experience in providing such services to customers. In order to increase our subscription service revenues, we must continue to obtain premium digital content in order to increase subscriptions and overall customer satisfaction. Failure to obtain such content or to successfully market our GoldPass services to our end users could harm our business.

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

     Increased competition may also result in price reductions, reduced margins, loss of customers, and a change in our business and marketing strategies, any of which could harm our business.

OUR INDUSTRY IS EXPERIENCING CONSOLIDATION THAT MAY INTENSIFY COMPETITION

     The Internet and media distribution industries have recently experienced substantial consolidation and a proliferation of strategic transactions. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

     •     competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

     •     competitors could obtain exclusive access to desirable multimedia content and prevent that content from being available in our formats, thus decreasing the use of our products and services to distribute and experience the content that audiences most desire, and hurting our ability to attract advertisers to our Web sites and product offerings;

     •     suppliers of important or emerging technologies could be acquired by a competitor or other company which could prevent us from being able to utilize such technologies in our offerings, and disadvantage our offerings relative to those of competitors;

     •     a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and

     •     other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content, or which could dramatically change the market for our products and services.

     Any of these results could put us at a competitive disadvantage which could cause us to lose customers, revenue and market share. They could also force us to expend greater resources to meet the competitive threat, which could also harm our operating results.

WE MAY NOT BE SUCCESSFUL IN THE MARKET FOR DOWNLOADABLE MEDIA AND LOCAL MEDIA DELIVERY

     The market for products such as RealJukebox is relatively new and still evolving. We may be unable to develop a revenue model or sufficient demand to take advantage of the market opportunity and it is too soon to determine whether consumers will adopt RealJukebox as their primary application to play, record, download and manage their digital music. Even if RealJukebox achieves a high degree of market acceptance, it may not achieve a high level of use, which would lead to a low rate of upgrade sales and electronic commerce opportunities.

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

     We have announced that RealJukebox supports or will support a variety of audio formats, including RealAudio G2, MP3, Liquid Audio, Windows Media Audio and IBM’s EMMS. However, technical formats and consumer preferences evolve very rapidly, and we may be unable to adequately address consumer preferences or fulfill the market demand to the extent it exists. In addition, we must provide digital rights management solutions and other security mechanisms in order to address concerns of content providers, and we cannot be certain that we can develop, license or acquire such solutions, or that content licensors or consumers will accept them.

We have had long-term relationships with recording companies, including major record labels, many of which offer their streaming content in our formats. However, recording companies and music publishers, including those with whom we have a relationship, may not make their desirable content available for download or playback in formats supported by RealJukebox or may make the cost of licensing such content prohibitive, may impose technical restrictions designed to secure intellectual property rights that may impact the user experience or demand for RealJukebox, or may refrain from or delay participating in promotional opportunities with respect to RealJukebox.

     In addition, we have recently announced the formation of a joint venture called MusicNet with three leading media companies to create a platform for online music subscription services. We have also entered into an agreement with MusicNet to license the MusicNet platform for sale to our own customers. The business models and market for online music subscription services are new and unproven. If these new online music subscription services do not achieve market acceptance our business prospects could be harmed.

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

     While we have a number of short-term agreements with third parties to provide content from their Web sites in our formats, most third parties are not obligated to develop or offer content using our technology. In addition, some third parties have entered into and may in the future enter into agreements with our competitors, principally Microsoft, to develop or offer all or a substantial portion of their content in our competitors’ formats. Microsoft has substantially more resources than us that may enable it to secure preferential and even exclusive relationships with content providers. There could be less demand for and use of our products if Microsoft or another competitor were to secure preferential or exclusive relationships with the leading content providers, Web sites or broadcasters.

     Our success also depends on the availability of third-party content, especially music, that users of our RealJukebox product can lawfully and easily access, record and play back. Our products may not achieve or sustain market acceptance if third parties are unwilling to offer their content for free download or purchase by users of RealJukebox. Current concerns regarding the secure distribution of music over the Internet are causing content owners to delay or refuse to make content available for distribution.

WE MAY NOT SUCCESSFULLY DEVELOP NEW PROJECTS AND SERVICES

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

THE RATE STRUCTURE OF SOME OF OUR ADVERTISING AND SPONSORSHIP ARRANGEMENTS SUBJECTS US TO FINANCIAL RISK

     We generate advertising revenues in part through sponsored services and placements by third parties in our products and on our Web sites, in addition to banner advertising. We may receive sponsorship fees or a portion of transaction revenues in return for minimum levels of user impressions to be provided by us. These arrangements expose us to potentially significant financial risks in the event our usage levels decrease, including the following:

     •     the fees we are entitled to receive may be adjusted downwards;

     •     we may be required to “make good” on our obligations by providing alternative services;

     •     the sponsors may not renew the agreements or may renew at lower rates; and

     •     the arrangements may not generate anticipated levels of shared transaction revenues, or sponsors may default on the payment commitments in such agreements.

     Accordingly, any leveling off or decrease of our user base or the failure to generate anticipated levels of shared transaction revenues could result in a meaningful decrease in our revenue levels. To the extent that our advertisers are experiencing slow-downs in their businesses or tighter resources to fund advertising, our anticipated revenue results could be harmed. Recent slowdowns in funding for Internet-related companies have had a negative effect on Internet advertising markets. Internet advertising revenues across the industry have decreased substantially in the second half of 2000 and our advertising revenues declined sequentially in the first half of 2001 from the previous year. In addition, certain of our advertising customers have ceased operations.

WE DEPEND ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US

     Our success substantially depends on the continued employment of our executive officers and key employees, particularly Robert Glaser, our founder, chairman of the board and chief executive officer. The loss of the services of Mr. Glaser or any of our other executive officers or key employees could harm our business. If any of these individuals were to leave RealNetworks, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. A number of our key employees have reached or will soon reach the five-year anniversary of their RealNetworks hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While most personnel are typically granted additional five-year stock options subsequent to their hire date to provide additional incentive to remain at RealNetworks, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. None of our executive officers has a contract that guarantees employment. Other than a $2 million insurance policy on the life of Mr. Glaser, we do not maintain “key person” life insurance policies. If we do not succeed in retaining and motivating existing personnel, our business could be harmed.

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

WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH

     We cannot successfully implement our business model if we fail to manage our growth. Since our inception, we have rapidly and significantly increased our number of employees and expanded our operations domestically and internationally. Managing this substantial expansion has historically placed a significant strain on our management, operational and financial resources. If we do not successfully manage this growth, our business could be harmed. In response to recent economic conditions, we reduced our staffing levels by approximately 140 employees in July 2001.

POTENTIAL ACQUISITIONS INVOLVE RISKS WE MAY NOT ADEQUATELY ADDRESS

     As part of our business strategy, we have acquired technologies and businesses in the past, and intend to continue to do so in the future. The failure to adequately address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business. Acquisition or business combination transactions are accompanied by a number of significant risks. Financial risks related to acquisitions may harm our financial position, reported operating results or stock price, and include:

     •     potentially dilutive issuances of equity securities;

     •     use of cash resources;

     •     the incurrence of additional debt and contingent liabilities;

     •     large write-offs and difficulties in assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset; and

     •     amortization expenses related to goodwill and other intangible assets.

     Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:

     •     difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company;

     •     diversion of management’s attention from other business concerns and the potential disruption of our ongoing business;

     •     the difficulty of incorporating acquired technology or content and rights into our products and services and unanticipated expenses related to such integrations;

     •     impairment of relationships with our employees, affiliates, advertisers and content providers;

     •     inability to maintain uniform standards, controls, procedures and policies;

     •     the assumption of known and unknown liabilities of the acquired company;

     •     entrance into markets in which we have no direct prior experience; and

     •     loss of key employees of the acquired company.

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

     Also, our products and services may not achieve market acceptance or generate sufficient revenues to offset our costs of developing products and services compatible with broadband transmission formats and infrastructure. Development of products and services for a broadband transmission infrastructure involves a number of additional risks, including:

     •     changes in content delivery methods and protocols;

     •     the emergence of new competitors, such as traditional broadcast and cable television companies, which have significant control over access to content, substantial resources and established relationships with media providers;

     •     the development of relationships by our current competitors with companies that have significant access to or control over the broadband transmission infrastructure or content; and

     •     the need to establish new relationships with non-PC based providers of broadband access, such as providers of television set-top boxes and cable television, some of which may compete with us.

MORE INDIVIDUALS ARE UTILIZING NON-PC DEVICES TO ACCESS THE INTERNET AND WE MAY NOT BE SUCCESSFUL IN DEVELOPING A VERSION OF OUR SERVICE THAT WILL GAIN WIDESPREAD ADOPTION BY USERS OF SUCH DEVICES

     In the coming years, the number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, cellular telephones, television set-top devices, game consoles and Internet appliances, is expected to increase dramatically. If we are unable to attract and retain a substantial number of alternative device manufacturers to license and incorporate our technology into their devices, we may fail to capture a sufficient share of an increasingly important portion of the market for digital media delivery. Further, a failure to develop revenue-generating relationships with a sufficient number of device manufacturers could harm our business prospects.

     Our most popular products and services are primarily designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alternative devices could make the use of our products and services difficult. Because we have limited experience to date in creating and shipping versions of our products and services optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so and we may need to devote significant resources to create, support and maintain such versions.

     We do not believe that clear standards have emerged with respect to non-PC wireless and cable-based systems. Likewise, no single company has yet gained a dominant position in the mobile device market. However, certain products and services in these markets support our technology, and certain support our competitors’ technology, especially that of Microsoft, which can use its monopoly position in the operating system business and other financial resources to gain access to these markets, potentially to our exclusion. Other companies’ products and services or new standards may emerge in any of these areas, and differing standards may emerge among different global markets, which could reduce demand for our technology and products or render them obsolete.

WE COULD LOSE STRATEGIC RELATIONSHIPS THAT ARE ESSENTIAL TO OUR BUSINESS

     The loss of certain current strategic relationships or key licensing arrangements, the inability to find other strategic partners or the failure of our existing relationships to achieve meaningful positive results for us could harm our business. We rely in part on strategic relationships to help us:

     •     increase adoption of our products through distribution arrangements;

     •     increase the amount and availability of compelling media content on the Internet to help boost demand for our products and services;

     •     acquire desirable or necessary technology components and intellectual property rights;

     •     enhance our brand;

     •     expand the range of commercial activities based on our technology;

     •     expand the distribution of our streaming media content without a degradation in fidelity; and

     •     increase the performance and utility of our products and services.

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

OUR BUSINESS WILL SUFFER IF OUR SYSTEMS FAIL OR BECOME UNAVAILABLE

     A reduction in the performance, reliability and availability of our Web sites and network infrastructure may harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our revenues depend in large part on the number of users that download our products from our Web sites and access the content services on our Web sites. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications. A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures.

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

     Real Broadcast Network’s business is dependent on providing customers with efficient and reliable services to enable such customers to broadcast content to large audiences on an as-needed basis. Real Broadcast Network’s operations are also dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of such network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers and if we are unable to obtain such capacity on terms commercially acceptable to us, our business and operating results could suffer.

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

OUR NETWORK IS SUBJECT TO SECURITY RISKS THAT COULD HARM OUR BUSINESS AND REPUTATION AND EXPOSE US TO LITIGATION OR LIABILITY

     Online commerce and communications depend on the ability to transmit confidential information securely over public networks. Any compromise of our ability to transmit confidential information securely, and costs associated with preventing or eliminating any problems, could harm our business. Online transmissions are subject to a number of security risks, including:

     •     our own or licensed encryption and authentication technology may be compromised, breached or otherwise be insufficient to ensure the security of customer information;

     •     we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our Web sites or use of our products and services; and

     •     a third party could circumvent our security measures and misappropriate our, our partners’ and our customer’s proprietary information or interrupt operations.

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

OUR INTERNATIONAL OPERATIONS INVOLVE OPERATIONAL AND FINANCIAL RISKS

     We operate subsidiaries in Australia, Brazil, England, France, Germany, Hong Kong, Japan, Mexico and Singapore, and market and sell products in a number of other countries. We have also entered into joint ventures internationally. For the quarter ended June 30, 2001, approximately 31% of our revenues were derived from international operations.

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

     Any of these factors could harm our future international operations, and consequently our business, operating results and financial condition. We currently do not hedge the majority of our foreign currency exposures.

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

As of June 30, 2001, we had 37 registered U.S. trademarks or service marks, and had applications pending for an additional 29 U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealSystem, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

     As of June 30, 2001, we had 17 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are preparing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties.

     Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of their intellectual property rights, especially patents. Many parties are actively developing streaming media and digital distribution-related technologies, e-commerce and other Web-related technologies, as well as a variety of online business methods and models. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with streaming media and digital distribution, and online businesses, are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our products and services will be issued in the future. If a blocking patent has been issued or is issued in the future, we would need to either obtain a license or design around the patent. We may not be able to obtain such a license on acceptable terms, if at all, or design around the patent, which could harm our business.

     Companies in the technology and content-related industries have frequently resorted to litigation regarding intellectual property rights. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. In addition, we believe these industries are experiencing an increased level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the Internet and through new devices. The existence and/or outcome of such litigation could harm our business.

     From time to time we receive claims and inquiries from third parties alleging that our internally developed technology or technology we license from third parties may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We are now investigating several of such pending claims. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and harm our business.

     In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against us and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas — Dallas Division. The plaintiffs allege that we, individually and in combination with Broadcast.com, infringe on a certain patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin us from the alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. We believe the allegations are without merit and intend to vigorously defend ourselves against these claims. However, litigation is inherently uncertain, and we may be unable to successfully defend ourselves against this claim.

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

     We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, our business may be directly or indirectly affected by labor guild agreements that impose fees, royalties or unanticipated payments regarding the distribution of audio or audiovisual works over the Internet. We are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution. Changes to or the interpretation of these laws could:

     •     limit the growth of the Internet;

     •     create uncertainty in the marketplace that could reduce demand for our products and services;

     •     increase our cost of doing business;

     •     expose us to significant liabilities associated with content available on our Web sites or distributed or accessed through our products or services, with our provision of products and services, and with the features or performance of our products and Web sites;

     •     lead to increased product development costs or otherwise harm our business; or

     •     decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

     The Digital Millennium Copyright Act (DMCA) includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which will be determined by an arbitration supervised by the United States Copyright Office. The arbitration, known as a CARP proceeding, commenced July 30, 2001 and is expected to render an opinion on license terms and fees before the end of 2001. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers.

     The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors or collect and disclose personal information from such minors. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability, which in turn could harm our business.

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

     Between November 1999 and March 2000, fourteen lawsuits were filed against us in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. We have filed answers denying the claims and have filed suit in Washington state court to compel the state court plaintiffs to arbitrate the claims as required by our End User License Agreements. The Washington State Court has granted our motion to compel arbitration. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under our End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, we believe that the allegations in these actions are without merit, and intend to vigorously defend ourselves. If the plaintiffs prevail in their claims, we could be required to pay damages or other penalties, in addition to complying with injunctive relief, which could harm our business and our operating results.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR THE PROVISION OF THIRD PARTY PRODUCTS, SERVICES OR CONTENT

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

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 36.9% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; SHAREHOLDERS MAY BE UNABLE TO EXERCISE CONTROL

     As of June 30, 2001, our executive officers, directors and affiliated persons beneficially owned approximately 36.9% of our common stock. Robert Glaser, our chief executive officer and chairman of the board, beneficially owns approximately 33.2% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

     •     elect or defeat the election of our directors;

     •     amend or prevent amendment of our articles of incorporation or bylaws;

     •     effect or prevent a merger, sale of assets or other corporate transaction; and

     •     control the outcome of any other matter submitted to the shareholders for vote.

     Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of RealNetworks, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

PROVISIONS OF OUR CHARTER DOCUMENTS, SHAREHOLDER RIGHTS PLAN AND WASHINGTON LAW COULD DISCOURAGE OUR ACQUISITION BY A THIRD PARTY

     Our articles of incorporation provide for a strategic transaction committee of the board of directors. Without the prior approval of this committee, and subject to certain limited exceptions, the board of directors does not have the authority to:

     •     adopt a plan of merger;

     •     authorize the sale, lease, exchange or mortgage of:

          (A)  assets representing more than 50% of the book value of our assets prior to the transaction; or

          (B)  any other asset or assets on which our long-term business strategy is substantially dependent;

     •     authorize our voluntary dissolution; or

     •     take any action that has the effect of any of the above.

     RealNetworks also entered into an agreement providing Mr. Glaser with certain contractual rights relating to the enforcement of our charter documents and Mr. Glaser’s roles and authority within RealNetworks.

     We have adopted a shareholder rights plan that provides that shares of our common stock have associated preferred stock purchase rights. The exercise of these rights would make the acquisition of RealNetworks by a third party more expensive to that party and has the effect of discouraging third parties from acquiring RealNetworks without the approval of our board of directors, which has the power to redeem these rights and prevent their exercise.

     Washington law imposes restrictions on some transactions between a corporation and certain significant shareholders. The foregoing provisions of our charter documents, shareholder rights plan, our agreement with Mr. Glaser and Washington law, as well as those relating to a classified board of directors and the availability of “blank check” preferred stock, could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future for our common stock.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended June 30, 2001, the price of our common stock ranged from $5.00 to $59.50 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

     •     actual or anticipated variations in quarterly operating results;

     •     announcements of technological innovations, new products or services by us or our competitors;

     •     changes in financial estimates or recommendations by securities analysts;

     •     the addition or loss of strategic relationships or relationships with our key customers;

     •     conditions or trends in the Internet, streaming media, media delivery and online commerce markets;

     •     changes in the market valuations of other Internet, online service or software companies;

     •     announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     •     legal, regulatory or political developments;

     •     additions or departures of key personnel;

     •     sales of our common stock; and

     •     general market conditions.

     In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors have in the past and may in the future reduce our stock price, regardless of our operating performance.

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

WE DONATE A PORTION OF NET INCOME TO CHARITY

     If we are profitable on a pro forma basis, we intend to donate 5% of our annual pre-tax net income (before goodwill amortization, acquisition charges, and stock-based compensation) to charitable organizations. This will reduce our net income. We have recently incorporated the non-profit RealNetworks Foundation to manage our charitable giving efforts.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “believe,” “intend,” “plan,” “expect” and “anticipate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

     •     the future development and growth of, and opportunities for, the Internet and the online media delivery market;

     •     the features and functionality of our future products, services and technologies;

     •     the future adoption of our current and future products, services and technologies, including the extension of our media delivery platform to mobile networks and devices;

     •     future revenue opportunities;

     •     the future growth of our customer base;

     •     our ability to successfully develop and introduce future products and services;

     •     future international revenues;

     •     future expense levels (including cost of revenues, research and development, capital expenditures, sales and marketing, general and administrative and income tax expenses);

     •     future sales and marketing efforts;

     •     future capital needs and whether our current cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for the next twelve months;

     •     the future levels of competition with Microsoft and other competitors;

     •     the effect of past and future acquisitions and the levels of future acquisitions by us;

     •     the future effectiveness of our intellectual property rights;

     •     the effect of current litigation in which we are involved; and

     •     future impact of interest rates on our operating results or cash flows.

     You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Factors That May Affect Our Business, Future Operating Results and Financial Condition” and elsewhere in this Quarterly Report on Form 10-Q.

     We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Factors That May Affect Our Business, Future Operating Results and Financial Condition” and elsewhere in this Quarterly Report on Form 10-Q could materially and adversely affect our business, financial condition and operating results. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our cash equivalents and short-term investments consist of high quality securities, as specified in our investment policy guidelines. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future interest income may be adversely affected by changes in interest rates. In addition, we may incur losses in principal if we sell securities that have declined in market value due to changes in interest rates. Because we have historically held our short-term investments until maturity and the substantial majority of our investments mature within one year of purchase, we do not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in the Company’s investment methodology regarding our cash equivalents and short-term investments, and as such, the descriptions under the captions “Interest Rate Risk” remain unchanged from those included in the Company’s Form 10-K for the year ended December 31, 2000.

     Investment Risk. As of June 30, 2001, we had investments in voting capital stock of privately-held, technology companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method since ownership is less than 20% and we do not have significant influence. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are carried at current market value and are classified as long term as they are strategic in nature, and we have no plans to sell them in the near term. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Based upon an evaluation of the facts and circumstances at June 30, 2001, we determined that an other-than-temporary impairment had occurred on two of our investments. These other-than-temporary declines were recorded to reflect these investments at fair value as of June 30, 2001, and resulted in a loss of $22.8 million in the quarter and six months ended June 30, 2001. Equity price fluctuations of plus or minus 10% of prices at June 30, 2001 would have had an approximate $189,000 impact on the value of our investments in publicly traded companies at June 30, 2001.

     Foreign Currency Risk. International revenues accounted for approximately 31% of total net revenues in the quarter ended June 30, 2001. Our international subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

     Our exposure to foreign exchange rate fluctuations arises in part from intercompany payables and receivables to and from our foreign subsidiaries. These intercompany accounts are denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. During the quarter and six months ended June 30, 2001, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain of these intercompany accounts. At June 30, 2001 the Company had contracts outstanding to: (1) purchase 817,000 British Pounds Sterling for a USD value of $1,143,000, having a USD fair value of $5,600, (2) sell 477,135,000 Japanese Yen for a USD value of $3,890,000, having a USD fair value of ($4,900), and (3) sell 249,000 Euros for a USD value of $211,000, having a USD fair value of $0. Although these instruments are effective as a hedge from an economic perspective, they did not qualify for hedge accounting under SFAS No. 133, as amended.

     We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the quarter ended June 30, 2001 was not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against the Company and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas — Dallas Division. The plaintiffs allege that the Company, individually and in combination with Broadcast.com, infringes on a certain patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin the Company from the alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit, and intends to vigorously defend itself against these claims. The Company may be required to indemnify Broadcast.com under the terms of its license agreement. The plaintiffs filed a similar claim based on the same patent and seeking similar remedies as a separate lawsuit against Microsoft and Broadcast.com in the same court. The court has consolidated the lawsuit against Microsoft and Broadcast.com with the lawsuit against the Company and Broadcast.com. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other royalties, in addition to complying with injunctive relief, which could have a material adverse effect on the Company’s operating results.

     Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. We have filed answers denying the claims and have filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by our End User License Agreements. The Washington State Court has granted our motion to compel arbitration. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks’ End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm our business and our operating results.

     From time to time RealNetworks is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company currently has a number of such claims threatened against it relating to intellectual property infringement or employment, though it believes these claims are without merit. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  Between April 1, 2001 and June 30, 2001, the Company has issued and sold unregistered securities as follows:

     In December 2000, we acquired Aegisoft Corp., a Delaware corporation. Pursuant to the terms of the acquisition, the acquisition purchase price was subject to a contingent post-closing adjustment. In connection with that adjustment, in June 2001 (A) we issued an aggregate of 265,936 shares of Common Stock to 36 individuals and entities and (B) certain warrants issued in connection with the acquisition were adjusted pursuant to their terms to increase the number of shares of our Common Stock issuable thereunder by an aggregate of 557 shares (with no increase in the aggregate exercise price of such warrants). No additional consideration from the former equity holders of Aegisoft was paid for the issuance of these shares and warrants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An Annual Meeting of Shareholders of RealNetworks, Inc. (the “Annual Meeting”) was held on June 7, 2001. Matters voted on at the Annual Meeting and votes cast on each were as follows:

     1.     The election of one Class 1 director to serve until the 2004 Annual Meeting of Shareholders or until his earlier retirement, resignation or removal, or the election of his successor:

	For	Withheld

Edward Bleier	135,394,495	365,607

The terms of the following directors continued after the Annual Meeting:

James W. Breyer Robert Glaser Bruce Jacobsen

     2.     The ratification of the appointment of KPMG LLP as independent auditors for the Company’s fiscal year ending December 31, 2001:

For: Against: Abstain:	135,114,598 472,539 172,965

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits Required by Item 601 of Regulation S-K:

10.1 RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001

10.2 RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001

10.3 Form of Stock Option Agreement under 1996 Stock Option Plan, as amended and restated

10.4 Form of Stock Option Agreement under 2000 Stock Option Plan, as amended and restated

     (b)  Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2001.

REALNETWORKS, INC.

By	/s/ Robert Glaser

Robert Glaser Chairman of the Board and Chief Executive Officer

By	/s/ Paul Bialek

Paul Bialek Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001

10.2	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001

10.3	Form of Stock Option Agreement under 1996 Stock Option Plan, as amended and restated

10.4	Form of Stock Option Agreement under 2000 Stock Option Plan, as amended and restated