Form 10-Q
period 2001-09-30
REALNETWORKS INC
filed 2001-11-14
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23137

REALNETWORKS, INC.

(Exact name of registrant as specified in its charter)

Washington (State of incorporation)	91-1628146 (I.R.S. Employer Identification Number)

2601 Elliott Avenue, Suite 1000 Seattle, Washington (Address of principal executive offices)	98121 (Zip Code)

(206) 674-2700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2001 was 160,807,082.

REALNETWORKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2001

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	September 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$348,207	364,710
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	8,458	8,647
Deferred income taxes	9,780	10,777
Prepaid expenses and other current assets	5,458	3,989

Total current assets	371,903	388,123
Equipment and leasehold improvements, at cost:
Equipment and software	33,580	28,979
Leasehold improvements	25,296	25,670

Total equipment and leasehold improvements	58,876	54,649
Less accumulated depreciation and amortization	21,218	12,376

Net equipment and leasehold improvements	37,658	42,273

Goodwill, net	70,434	104,861
Restricted cash equivalents	17,300	18,800
Deferred income taxes	11,459	3,365
Equity investments	24,694	20,055
Other	981	931

Total assets	$534,429	578,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,182	7,727
Accrued and other liabilities	36,300	36,552
Deferred revenue, excluding non-current portion	34,062	38,522
Accrued loss on excess office facilities, excluding non-current portion	4,364	—

Total current liabilities	78,908	82,801

Deferred revenue, excluding current portion	16,017	12,747
Deferred rent	2,775	2,048
Accrued loss on excess office facilities, excluding current portion	8,206	—
Shareholders’ equity:
Preferred stock, $0.001 par value per share, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value per share, authorized 1,000,000 shares; issued and outstanding 161,037 shares at September 30, 2001 and 159,214 shares at December 31, 2000	161	159
Additional paid-in capital	632,418	692,245
Deferred stock compensation	(1,270)	(53,222)
Accumulated other comprehensive income (loss)	5,143	(13,384)
Accumulated deficit	(207,929)	(144,986)

Total shareholders’ equity	428,523	480,812

Total liabilities and shareholders’ equity	$534,429	578,408

See accompanying notes to condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenues:
Software license fees	$26,751	39,725	84,416	111,850
Service revenues	16,046	13,893	46,434	37,748
Advertising	2,431	13,506	12,617	33,710

Total net revenues	45,228	67,124	143,467	183,308

Cost of revenues:
Software license fees	1,672	3,356	5,777	11,658
Service revenues	6,077	3,753	17,217	9,899
Advertising	1,418	2,876	4,953	6,709

Total cost of revenues	9,167	9,985	27,947	28,266

Gross profit	36,061	57,139	115,520	155,042

Operating expenses:
Research and development (excluding non-cash stock based compensation of $361 and $(9,853) for the quarter and nine months ended September 30, 2001, respectively, and $24,908 and $67,143 for the comparable periods in 2000, included below)	12,500	16,095	43,556	41,019
Sales and marketing (excluding non-cash stock based compensation of $0 and $(42) for the quarter and nine months ended September 30, 2001, respectively, and $1,195 and $3,256 for the comparable periods in 2000, included below)	17,540	27,506	56,020	77,152
General and administrative	5,114	6,991	15,832	21,182
Loss on excess office facilities	5,621	—	22,208	—
Personnel reduction and related charges	3,893	—	3,893	—
Goodwill amortization, acquisition charges, and stock based compensation	12,850	38,385	27,789	103,772

Total operating expenses	57,518	88,977	169,298	243,125

Operating loss	(21,457)	(31,838)	(53,778)	(88,083)
Other income (expense):
Interest income	4,171	5,716	14,137	16,168
Equity in net loss of MusicNet	(1,397)	—	(2,334)	—
Impairment of equity investments	(2,495)	—	(25,342)	—
Other, net	(365)	(608)	(1,309)	(835)

Other income (expense), net	(86)	5,108	(14,848)	15,333

Net loss before income taxes	(21,543)	(26,730)	(68,626)	(72,750)
Income tax provision (benefit)	(2,163)	4,025	(5,683)	4,025

Net loss	$(19,380)	(30,755)	(62,943)	(76,775)

Basic and diluted net loss per share	$(0.12)	(0.20)	(0.39)	(0.50)

Shares used to compute basic and diluted net loss per share	161,203	154,992	160,132	153,392
Comprehensive loss:
Net loss	$(19,380)	(30,755)	(62,943)	(76,775)
Unrealized gain (loss) on investments:
Unrealized holding gains (losses)	5,561	(6,149)	2,367	(7,914)
Adjustments for losses reclassified to net loss	2,059	—	16,519	—
Foreign currency translation adjustment	97	94	(359)	(85)

Comprehensive loss	$(11,663)	(36,810)	(44,416)	(84,774)

See accompanying notes to condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(62,943)	(76,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of equipment and leasehold improvements	9,026	6,330
Amortization of goodwill, related stock based compensation and acquisition charges	28,189	101,374
Equity in net losses of equity method investments	2,673	—
Accrued loss on excess office facilities	19,970	—
Impairment of equity investments	25,342	—
Income tax benefit related to stock options	1,391	3,934
Deferred income taxes	(7,530)	—
Net change in certain operating assets and liabilities	(6,985)	17,431

Net cash provided by operating activities	9,133	52,294
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(12,089)	(17,669)
Purchases of short-term investments	(554,570)	(624,396)
Sale and maturities of short-term investments	540,306	594,159
Purchase of long-term equity investments	(18,878)	(29,299)
Decrease (increase) in restricted cash	1,500	(5,100)
Payment of acquisition costs, net of cash acquired	(1,858)	(3,526)

Net cash used in investing activities	(45,589)	(85,831)

Cash flows from financing activities:
Repurchase of common stock	(750)	—
Net proceeds from sales of common stock and exercises of stock options	6,835	18,396

Net cash provided by financing activities	6,085	18,396

Effect of exchange rate changes on cash	(570)	(657)

Net decrease in cash and cash equivalents	(30,941)	(15,798)
Cash and cash equivalents at beginning of period	147,885	160,955

Cash and cash equivalents at end of period	116,944	145,157
Short-term investments at end of period	231,263	214,290

Total cash, cash equivalents and short-term investments at end of period	$348,207	359,447

See accompanying notes to condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of Business

     RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading global provider of software products and services for Internet media delivery. The Company develops and markets software products and services designed to enable users of personal computers and other consumer electronic devices to send and receive audio, video and other multimedia services using the Web.

     Inherent in the Company’s business are various risks and uncertainties, including its limited operating history and the limited history of commerce on the Internet. The Company’s success may depend in part upon the emergence of the Internet and corporate intranets as a communications medium, the acceptance of the Company’s technology by the marketplace and the Company’s ability to generate license, service and advertising revenues from the use of its technology and services on the Internet.

(b)	Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2001. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(c)	Cash, Cash Equivalents and Short-Term Investments

     Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	September 30, 2001	December 31, 2000

Cash and cash equivalents	$116,944	147,885
Short-term investments	231,263	216,825

Total cash, cash equivalents and short-term investments	$348,207	364,710

Restricted cash equivalents	$17,300	18,800

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

     For multiple element arrangements when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, the Company recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. If specific objective evidence does not exist for an undelivered element in a software arrangement, which, for the Company, typically relates to the development of complex content delivery networks which include software licenses, consulting services and product support, revenue is recognized over the term of the support period commencing upon delivery of the Company’s technology to the customer.

     Revenue from software license agreements with original equipment manufacturers (OEM) is recognized when the OEM delivers its product incorporating the Company’s software to the end user. In the case of prepayments received from an OEM, the Company recognizes revenue based on the actual products sold by the OEM. If the Company provides ongoing support to the OEM in the form of future upgrades, enhancements or other services over the term of the contract, revenue is recognized ratably over the term of the contract.

     Service revenues include payments under support and upgrade contracts, GoldPass media subscription services, and fees from consulting services and streaming media content hosting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenues are recognized ratably over the period that services are provided. Other service revenues are recognized when the services are performed.

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

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss for the quarters and nine months ended September 30, 2001 and 2000, basic and diluted net loss per share are the same for those periods.

     Excluded from the computation of diluted net loss per share for the quarter and nine months ended September 30, 2001 are options and warrants to acquire approximately 35,840,000 shares of common stock with a weighted-average exercise price of $7.87, and 274,000 shares of common stock issued in acquisitions that are subject to repurchase by the Company at a nominal price in certain circumstances. Excluded from the computation of diluted net loss per share for the quarter and nine months ended September 30, 2000 are options and warrants to acquire 41,446,000 shares of common stock with a weighted-average exercise price of $26.78. Also excluded are approximately 1,820,000 shares of common stock issued in acquisitions that are subject to repurchase by the Company at a nominal price in certain circumstances. Such potentially dilutive securities are excluded, as their effects are anti-dilutive.

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

     During the quarter and nine months ended September 30, 2001, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they did not qualify for hedge accounting under SFAS 133, as amended. The net gains on these contracts were not significant as of September 30, 2001 and for the quarter and nine months then ended, and are recorded in other assets.

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

     Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

     The Company’s customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

United States	$33,108	48,391	100,961	130,318
Europe	5,815	11,347	21,508	25,900
Asia	4,983	5,439	14,384	15,462
Rest of the world	1,322	1,947	6,614	6,394

Subtotal	45,228	67,124	143,467	178,074
Microsoft license revenue	—	—	—	5,234

Total	$45,228	67,124	143,467	183,308

Revenue from external customers by product type is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Media delivery license revenue	$26,751	39,725	84,416	106,616
Media delivery service revenue	16,046	13,893	46,434	37,748
Microsoft license revenue	—	—	—	5,234
Advertising revenue	2,431	13,506	12,617	33,710

Total net revenues	$45,228	67,124	143,467	183,308

Long-lived assets by geographic location are as follows (in thousands):

	September 30,	December 31,
	2001	2000

United States	$107,168	146,280
Asia/Rest of the world	735	594
Europe	189	260

Total	$108,092	147,134

NOTE 3 — ACQUISITIONS

     In December 2000, the Company acquired all of the outstanding securities of Aegisoft Corp. (Aegisoft), a developer of secure digital media software, for approximately 1,212,000 shares (including options to purchase shares) of its common stock. Approximately 274,000 of those shares are subject to repurchase by the Company at a nominal price in certain circumstances. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Aegisoft’s operations are included in the Company’s consolidated financial statements since the date of acquisition. The Company incurred approximately $1.3 million in acquisition-related expenditures, including $0.6 million of relocation payments for Aegisoft employees which are dependent upon the related individuals remaining employed by the Company, and are expensed over the related employment term, and $0.7 million in professional fees and other costs. As of September 30, 2001, substantially all of these costs have been paid.

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

     In January 2000, the Company acquired all of the outstanding securities of NetZip, Inc. (NetZip), a developer and provider of Internet download management and utility software for approximately 3,418,000 shares (including options to purchase shares) of its common stock. Approximately 1,820,000 of those shares were subject to repurchase by the Company at a nominal price in certain circumstances. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of NetZip’s operations are included in the Company’s consolidated financial statements since the date of acquisition. The Company incurred approximately $5.0 million in acquisition-related expenditures, including $3.2 million of relocation payments and stay bonuses for NetZip employees which were dependent upon the related individuals remaining employed by the Company, and were expensed over the related employment term, and $1.8 million in professional fees and other costs. As of September 30, 2001, substantially all of these costs have been paid.

     Summaries of the purchase price for Aegisoft and NetZip are as follows (in thousands):

	Aegisoft	NetZip

Stock and stock options	$10,303	125,913
Direct acquisition costs	725	1,771
Accrued liabilities assumed	89	809
Other liabilities assumed	—	281

Total purchase price	11,117	128,774
Stock based compensation not included in purchase price	2,327	143,973

Total acquisition cost and value of common stock to be issued under compensation agreements	$13,444	272,747

The purchase price was allocated as follows (in thousands):

	Aegisoft	NetZip

Cash	$—	73
Other current assets acquired	33	440
Equipment	51	324
Non-current assets acquired	26	15
Goodwill	11,007	127,922

Total	$11,117	128,774

     No elements of in-process research and development were identified as part of the acquisitions.

     In April 2001, the Company repurchased approximately 738,000 shares of its common stock from former employees of the Company who had previously been employed by Netzip for an immaterial amount. These shares were restricted, pursuant to a restricted stock agreement, and the restrictions were to lapse at various dates based upon the former NetZip employees’ continued employment by the Company. The Company also released certain shares from the restricted stock agreement, making them no longer subject to repurchase. The net effect of this repurchase was that the Company recorded a reversal of previously recorded stock-based compensation expense of $(25.4) million. As a result, the Company recorded a benefit related to the reversal of accrued stock compensation of $(10.0) million for the nine months ended September 30, 2001. No stock compensation expense related to the NetZip acquisition was recognized in the quarter ended September 30, 2001 and none will be recognized in future periods.

     Goodwill amortization, acquisition charges and stock based compensation for these and other acquisitions are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Stock based compensation	$361	26,103	(9,895)	70,399
Goodwill amortization and acquisition charges	12,489	12,282	37,684	33,373

Total	$12,850	38,385	27,789	103,772

NOTE 4 — OTHER INVESTMENTS

     RealNetworks has made investments through the purchase of voting capital stock of companies that are engaged in businesses that are complimentary to those of the Company. The Company’s investments in publicly traded companies are available for sale and are carried at current market value and are classified as long term as they are strategic in nature. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent that the quoted market price is less than its accounting basis. The Company considers additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter ended September 30, 2001, the Company determined that an other-than-temporary impairment existed for one of its investments. In a similar analysis during the quarter ended June 30, 2001, the Company determined that such an impairment existed for two other investments. Impairment charges have been recorded to reflect these investments at fair value. For the quarter ended September 30, 2001, this resulted in a loss of $2.5 million, of which $2.1 million was reclassified to the consolidated statement of operations from accumulated other comprehensive loss. Impairment charges of $25.3 million were recognized during the nine months ended September 30, 2001, of which $16.5 million was reclassified to the consolidated statements of operations from accumulated other comprehensive loss.

NOTE 5 — INVESTMENT IN MUSICNET

     In April 2001, the Company’s ownership interest in MusicNet, Inc. (MusicNet), a company formed to create a platform for online music subscription services, was reduced to 40% through the issuance of additional shares of capital stock to third parties. MusicNet previously was a consolidated subsidiary of the Company. In July 2001, the Company’s ownership interest in MusicNet was further reduced to 36.8% through MusicNet’s issuance of additional shares of capital stock to third parties. Effective April 2001, the Company’s investment in MusicNet is being accounted for under the equity method of accounting. The difference between the Company’s recorded basis in MusicNet before and after the issuances of capital stock was not significant.

NOTE 6 — LOSS ON EXCESS OFFICE FACILITIES

     In October 2000, the Company entered into a 10-year lease agreement for additional office space nearby its corporate headquarters. During the quarter ended June 30, 2001, the Company re-evaluated its facilities requirements. As a result, the Company decided to permanently sublet all of this office space and recorded a loss of $16.6 million representing approximately $9.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income and approximately $7.4 million for the write-down of leasehold improvements to their estimated fair value. During the quarter ended September 30, 2001, the market for Seattle office space significantly deteriorated and the Company has seen sub-lease rates decline significantly from earlier estimates and many prospective tenants have elected to defer their decisions to lease additional facilities. As a result, the Company re-evaluated its earlier estimates and recorded an additional loss on excess office facilities of $5.6 million during the quarter ended September 30, 2001. For the nine months ended September 30, 2001, the loss on excess office facilities was $22.2 million. As of September 30, 2001, $12.6 million is accrued for the loss on excess facilities.

     A summary of activity for the accrued loss on excess office facilities is as follows (in thousands):

Balance as of June 30, 2001	$8,267
Revision of estimates	5,621
Less amounts paid, net of sublease income	(1,318)

Balance as of September 30, 2001	$12,570

NOTE 7 — PERSONNEL REDUCTION AND RELATED CHARGES

     In July 2001, the Company reduced its staffing levels by approximately 15%. The Company recorded a charge of approximately $3.9 million during the quarter ended September 30, 2001 to reflect costs associated with implementing the staff reduction. These costs were primarily related to severance payments, but also included other miscellaneous costs such as professional fees and outplacement services for terminated employees, all of which were incurred as of September 30, 2001. Approximately $0.8 million of these costs were included in accounts payable and accrued expenses as of September 30, 2001.

NOTE 8 — STOCK OPTIONS

     In February 2001, the Company offered a voluntary stock option cancellation and regrant program to its employees. The plan allowed employees, at their election, to cancel a portion or all of their unexercised stock options effective February 22, 2001, provided that, should an employee participate, any option granted to that employee within the six month period preceding February 22, 2001 would be automatically cancelled. In exchange, the employee would be granted on August 31, 2001, provided they were still employed by the Company at that time, new options to purchase a number of shares equal to the number of shares underlying the cancelled options. The Company granted these new options on August 31, 2001, with an exercise price of $7.22, the fair market price of the Company’s common stock as quoted on the Nasdaq National Market at the close of business on August 31, 2001, and the vesting periods for the new options remain consistent with the original option grants. Members of the Company’s Board of Directors, including the Chairman and CEO as well as the CFO and General Counsel, were not eligible for this program, and participation by other named executive officers was limited. In connection with the program, options to purchase approximately 18,485,000 shares of the Company’s common stock were cancelled, and new options to purchase approximately 14,663,000 shares of the Company’s common stock were granted.

NOTE 9 — LITIGATION

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

     Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of the Company’s RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. The Company has filed answers denying the claims and has filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by the Company’s End User License Agreements. The Washington State Court has granted the Company’s motion to compel arbitration. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks’ End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this report contains forward-looking statements that involve risks and uncertainties. We have identified a number of these forward-looking statements in the section below entitled “Special Note Regarding Forward-Looking Statements.” RealNetworks’ actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Factors that May Affect Our Business, Future Operating Results and Financial Condition”, included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents that RealNetworks files from time to time with the Securities and Exchange Commission, particularly our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

     RealNetworks is a leading global provider of software products and services for Internet media delivery. We develop and market software products and services designed to enable users of personal computers and other consumer electronic devices to send and receive audio, video and other multimedia services using the Web.

     We were incorporated in February 1994 and were in the development stage until July 1995, when we released the commercial version of RealAudio Version 1.0, the first version of our RealPlayer products. In August 1996, we began selling RealPlayer Plus, a premium version of our RealPlayer product. Since its initial release, RealPlayer has been available for download free of charge from our Web sites. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that included RealAudio and RealVideo technology. In September 1999, we released the commercial versions of RealJukebox and RealJukebox Plus, a personal music management system. In August 2000, we released the gold version of RealPlayer 8, RealJukebox 2, RealDownload 4 and launched RealPlayer GoldPass, a for-pay media subscription service available to RealPlayer Plus customers. RealPlayer GoldPass gives subscribers access to a combination of premium software, services and content updated monthly. In December 2000, we released RealSystem iQ, a new foundational architecture for digital media delivery which greatly increases the reliability of Internet broadcasts, scales to large audiences, and provides greatly enhanced flexibility and cost-effectiveness for media delivery network deployments. In March 2001, we introduced RealArcade, a new end-to-end platform for the digital distribution of PC games benefiting both developers and consumers. In June 2001, we launched RealSystem Media Commerce Suite, a platform for Internet media commerce. The RealSystem Media Commerce Suite is intended to provide a universal platform for secure distribution of digital movies, music, and other content. In September 2001, we announced RealOne, the successor to our GoldPass service, which incorporates our RealPlayer and RealJukebox products together with a new media browser and value-added services to create an immersing, multi-dimensional media experience for consumers. RealOne is due to be released in the fourth quarter of 2001.

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

RESULTS OF OPERATIONS

REVENUES

     Software License Fees. Software license fees were $26.8 million for the quarter ended September 30, 2001, a decrease of 33% from $39.7 million for the quarter ended September 30, 2000. Software license fees were $84.4 million for the nine months ended September 30, 2001, a decrease of 25% from $111.9 million for the nine months ended September 30, 2000. We believe that the decreases were due in part to continuing cutbacks in capital and information technology spending by our customers and potential customers as a result of global economic conditions. We further believe the decreases were due to a significant reduction in equity funding of new and Internet-related businesses in the second half of 2000 and the year to date in 2001. We believe that this reduced funding impacted, either directly or indirectly, Internet-related and other technology-centric businesses, which thereby directly impacted both our customers and potential customers. The reduced availability of funding has contributed to certain of our customers and potential customers going out of business and others experiencing difficult financial situations. We believe that this environment has also resulted in current and potential customers delaying or foregoing purchases and has caused sales cycles for some customers to take longer than in the past. These factors negatively impacted our revenues in the first three quarters of 2001. Additionally, we have focused our consumer promotional activities to feature our GoldPass subscription service, which has characteristics of longer-term, recurring subscription revenue, unlike our software product offerings that generate one-time, non-recurring revenue. Finally, software license fees for the nine months ended September 30, 2000 included $5.2 million related to a three-year license agreement we entered into with Microsoft which expired in the quarter ended June 30, 2000. There was no such Microsoft-related revenue in the quarter or nine months ended September 30, 2001.

     Service Revenues. Service revenues were $16.0 million for the quarter ended September 30, 2001, an increase of 15% from $13.9 million for the quarter ended September 30, 2000. Service revenues were $46.4 million for the nine months ended September 30, 2001, an increase of 23% from $37.7 million for the nine months ended September 30, 2000. The increases in service revenues were primarily attributable to our GoldPass subscription services, which we introduced in August 2000, partially offset by decreases in other product offerings including content hosting revenues. GoldPass accounted for approximately $8.0 million and $0.2 million of revenue for the quarters ended September 30, 2001 and 2000, respectively, and $18.1 million and $0.2 million for the nine months ended September 30, 2001 and 2000, respectively.

     Advertising. Advertising revenues were $2.4 million for the quarter ended September 30, 2001, a decrease of 82% from $13.5 million for the quarter ended September 30, 2000. Advertising revenues were $12.6 million for the nine months ended September 30, 2001, a decrease of 63% from $33.7 million for the nine months ended September 30, 2000. The decreases in advertising revenues were due to a decline in the demand for Internet advertising, which resulted in lower average advertising rates, and that resulted in certain promotional contracts not being renewed. In addition, certain of our advertising customers have ceased operations.

GEOGRAPHIC REVENUES

     International revenues represented 27% of total net revenues for the quarter ended September 30, 2001, compared to 28% for the quarter ended September 30, 2000. Revenues generated in Europe were 13% of total net revenues for the quarter ended September 30, 2001, compared to 17% for the quarter ended September 30, 2000, and revenues generated in Asia and the rest of the world were 14% of total net revenues for the quarter ended September 30, 2001, compared to 11% of total net revenues for the quarter ended September 30, 2000. The decrease of international revenues as a percentage of total net revenues for the quarter ended September 30, 2001 is primarily due to domestic revenues decreasing at a lower rate than international revenues. International revenues represented 30% of total net revenues for the nine months ended September 30, 2001, compared to 27% for the nine months ended September 30, 2000 (excluding revenues from the Microsoft license agreement). Revenues generated in Europe were 15% of total net revenues for the nine months ended September 30, 2001 and 2000, (excluding revenues from the Microsoft license agreement), and revenues generated in Asia and the rest of the world were 15% of total net revenues for the nine months ended September 30, 2001, compared to 12% of total net revenues for the nine months ended September 30, 2000 (excluding revenues from the Microsoft license agreement). The increase of international revenues as a percentage of total net revenues for the nine months ended September 30, 2001 is primarily due to domestic revenues decreasing at a greater rate than international revenues. At September 30, 2001, accounts receivable due from European and Asian customers represented approximately 47% of total accounts receivable. The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. Results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. We currently do not hedge the majority of our foreign currency exposures and therefore are subject to the risk of changes in exchange rates. The costs of domestic and international revenues are substantially the same.

DEFERRED REVENUE

     Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, and other prepayments for which the earnings process has not been completed. Revenue from contracts with customers developing content delivery networks is generally recognized over the term of the arrangement commencing upon the customer’s deployment of our technology in their network build-out. Because many of the agreements related to the content delivery networks have been with companies that have had limited operating histories, we have historically required prepayments from such customers to mitigate our credit risk. Cash prepayments associated with these contracts are recorded as deferred revenue and amounted to $29.5 million and $26.9 million at September 30, 2001 and December 31, 2000, respectively. The increase in deferred revenue for the quarter ended September 30, 2001 is primarily due to the receipt of a large cash prepayment under an existing contract. If, in the future, we enter into agreements with more established companies, we may not require these prepayments and we anticipate our deferred revenue balances may decline as a result.

COST OF REVENUES

     Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, and fees paid to third-party vendors for order fulfillment. Cost of software license fees was $1.7 million for the quarter ended September 30, 2001, a decrease of 50% from $3.4 million for the quarter ended September 30, 2000, and decreased as a percentage of software license fees to 6% for the quarter ended September 30, 2001 from 8% for the quarter ended September 30, 2000. Cost of software license fees was $5.8 million for the nine months ended September 30, 2001, a decrease of 50% from $11.7 million for the nine months ended September 30, 2000, and decreased as a percentage of software license fees to 7% for the nine months ended September 30, 2001 from 10% for the nine months ended September 30, 2000. The decreases in costs were due primarily to lower sales volumes and the expiration of certain royalty agreements. The decreases in the percentage of software license fees were due to shifts in product mix.

     Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and consulting services, expenses incurred in providing our streaming media hosting services and cost of content included in our GoldPass subscription service offering. Cost of service revenues was $6.1 million for the quarter ended September 30, 2001, an increase of 62% from $3.8 million for the quarter ended September 30, 2000, and increased as a percentage of service revenues to 38% for the quarter ended September 30, 2001 from 27% for the quarter ended September 30, 2000. Cost of service revenues was $17.2 million for the nine months ended September 30, 2001, an increase of 74% from $9.9 million for the nine months ended September 30, 2000, and increased as a percentage of service revenues to 37% for the nine months ended September 30, 2001 from 26% for the nine months ended September 30, 2000. The increases in costs were primarily due to the introduction of our GoldPass subscription service in August 2000 and related costs of content, including our agreements with Major League Baseball (MLB) and the National Basketball Association (NBA). The fixed costs associated with the MLB and NBA contracts are expensed over the contract terms. The increases in the percentage of service revenues were due in part to shifts in product mix towards GoldPass.

     Cost of Advertising. Cost of advertising includes the cost of personnel associated with maintenance of programming services, content creation and maintenance, fees paid to third parties for content included in our Web sites and ad delivery services. Cost of advertising was $1.4 million for the quarter ended September 30, 2001, a decrease of 51% from $2.9 million for the quarter ended September 30, 2000, but increased as a percentage of advertising revenues to 58% for the quarter ended September 30, 2001 from 21% for the quarter ended September 30, 2000. Cost of advertising was $5.0 million for the nine months ended September 30, 2001, a decrease of 26% from $6.7 million for the nine months ended September 30, 2000, but increased as a percentage of advertising revenues to 39% for the nine months ended September 30, 2001 from 20% for the nine months ended September 30, 2000. The decreases in costs were due primarily to lower sales volumes and the expiration of certain advertising contracts. The increases in the percentage of advertising revenues were due to cost of advertising decreasing at a lower rate than the decrease in advertising revenues, due to certain fixed costs associated with our Web sites and related directory services.

OPERATING EXPENSES

     Research and Development

     Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock compensation, were $12.5 million for the quarter ended September 30, 2001, a decrease of 22% from $16.1 million for the quarter ended September 30, 2000, but increased as a percentage of total net revenues to 28% for the quarter ended September 30, 2001 from 24% for the quarter ended September 30, 2000. Research and development expenses, excluding non-cash stock compensation, were $43.6 million for the nine months ended September 30, 2001, an increase of 6% from $41.0 million for the nine months ended September 30, 2000, and increased as a percentage of total net revenues to 30% for the nine months ended September 30, 2001 from 22% for the nine months ended September 30, 2000. The decrease in expenses for the quarter ended September 30, 2001 was primarily due to a reduction in personnel and increased efficiencies as part of an overall plan to control costs. The increase in expenses for the nine months ended September 30, 2001 was primarily due to increases in development personnel and related costs, contract labor and consulting expenses during the first half of the year 2001. The increases as a percentage of total net revenues were primarily a result of expenses decreasing at a lower rate than net revenues.

     Sales and Marketing

     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expenses, excluding non-cash stock compensation, were $17.5 million for the quarter ended September 30, 2001, a decrease of 36% from $27.5 million for the quarter ended September 30, 2000, and decreased as a percentage of total net revenues to 39% for the quarter ended September 30, 2001 from 41% for the quarter ended September 30, 2000. Sales and marketing expenses, excluding non-cash stock compensation, were $56.0 million for the nine months ended September 30, 2001, a decrease of 27% from $77.2 million for the nine months ended September 30, 2000, and decreased as a percentage of total net revenues to 39% for the nine months ended September 30, 2001 from 42% for the nine months ended September 30, 2000. The decreases in expenses were due to reductions in personnel and contract labor, decreases in advertising and marketing expenses and decreased advertising, promotions and expenses related to our overall corporate branding and marketing. The decreases in percentage of total net revenues were primarily a result of cost saving measures that reduced sales and marketing expenses more rapidly than the rate of the decline in net revenues.

     General and Administrative

     General and administrative expenses consist primarily of salaries and related personnel costs, and fees for professional and temporary services. General and administrative expenses were $5.1 million for the quarter ended September 30, 2001, a decrease of 27% from $7.0 million for the quarter ended September 30, 2000, and increased as a percentage of total net revenues to 11% for the quarter ended September 30, 2001 from 10% for the quarter ended September 30, 2000. General and administrative expenses were $15.8 million for the nine months ended September 30, 2001, a decrease of 25% from $21.2 million for the nine months ended September 30, 2000 and decreased as a percentage of total net revenues to 11% for the nine months ended September 30, 2001 from 12% for the nine months ended September 30, 2000. The decreases in expenses were primarily due to reductions in personnel and decreased litigation defense costs. The changes in the expenses as a percentage of total net revenues were due to expenses and net revenues decreasing at different rates in different periods.

     Goodwill Amortization, Acquisition Charges and Stock-Based Compensation

     Stock-based compensation for the quarters ended September 30, 2001 and 2000 was $0.4 million and $26.1 million, respectively. Goodwill amortization and acquisition charges for the quarters ended September 30, 2001 and 2000 were $12.5 million and $12.3 million, respectively. Stock-based compensation for the nine months ended September 30, 2001 and 2000 was a benefit of $(9.9) million and an expense of $70.4 million, respectively. Goodwill amortization and acquisition charges for the nine months ended September 30, 2001 and 2000 were $37.7 million and $33.4 million, respectively. While the changes between periods are due partly to the timing of acquisitions, particularly with respect to goodwill, the benefit related to stock-based compensation for the nine months ended September 30, 2001 was due to the voluntary resignation of certain former NetZip employees. These resignations resulted in our repurchase of approximately 738,000 shares of our common stock for an immaterial amount. The net effect of this repurchase was that we recorded a reversal of previously recorded stock-based compensation expense of $(25.4)

million. As a result, we recorded a benefit related to the reversal of accrued stock compensation of $(10.0) million for the nine months ended September 30, 2001. No stock compensation expense related to the NetZip acquisition was recognized in the quarter ended September 30, 2001 and none will be recognized in future periods.

     Loss on Excess Office Facilities

     In October 2000, we entered into a 10-year lease agreement for additional office space nearby our corporate headquarters. During the quarter ended June 30, 2001, we re-evaluated our facilities requirements. As a result, we decided to permanently sublet all of this office space and recorded a loss of $16.6 million representing approximately $9.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income and approximately $7.4 million for the write-down of leasehold improvements to their estimated fair value. During the quarter ended September 30, 2001, the market for Seattle office space significantly deteriorated and we have seen sub-lease rates drop significantly from earlier estimates and many prospective tenants have elected to defer their decisions to lease additional facilities. As a result, we re-evaluated our earlier estimates and recorded an additional loss on excess office facilities of $5.6 million during the quarter ended September 30, 2001. For the nine months ended September 30, 2001, the loss on excess office facilities was $22.2 million. As of September 30, 2001, $12.6 million is accrued for the loss on excess office facilities.

     Personnel Reduction and Related Charges

     In July 2001, we reduced our staffing levels by approximately 15%. We recorded a charge of approximately $3.9 million during the quarter ended September 30, 2001 to reflect costs associated with implementing the staff reduction. These costs were primarily related to severance payments, but also included other miscellaneous costs such as professional fees and outplacement services for terminated employees, all of which were incurred as of September 30, 2001. Approximately $0.8 million of these costs were included in accounts payable and accrued expenses as of September 30, 2001.

OTHER INCOME, NET

     Other income, net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, equity in the net loss of MusicNet, and impairment of certain equity investments.

     For the quarter and nine months ended September 30, 2001, interest income declined from the comparable periods in 2000. The decreases were primarily due to lower effective interest rates and lower investment balances.

     For the quarter and nine months ended September 30, 2001, equity in net losses of MusicNet were approximately $1.4 million and $2.3 million, respectively. In April 2001, MusicNet, which previously was a subsidiary of the Company, issued additional shares of capital stock reducing our ownership interest in MusicNet to 40%. In July 2001, our ownership interest in MusicNet was further reduced to 36.8% through MusicNet’s issuance of additional shares of capital stock. Effective April 2001, our investment in MusicNet is accounted for under the equity method of accounting.

     We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. The Company’s investments in publicly traded companies are available for sale and are carried at current market value and are classified as long term as they are strategic in nature. For investments with publicly quoted market prices, these factors include the time period and extent that the quoted market price is less than its accounting basis. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter ended September 30, 2001, we determined that an other-than-temporary impairment had occurred for one of our investments. In a similar analysis during the quarter ended June 30, 2001, we determined that such an impairment existed for two other investments. Impairment charges have been recorded to reflect these investments at fair value. For the quarter ended September 30, 2001, this resulted in a loss of $2.5 million, of which $2.1 million was reclassified to the consolidated statement of operations from accumulated other comprehensive loss. Impairment charges of $25.3 million were recognized in the nine months ended September 30, 2001, of which $16.5 million was reclassified to the consolidated statement of operations from accumulated other comprehensive loss.

INCOME TAXES

     For the quarter and nine months ended September 30, 2001, we recorded an income tax benefit due primarily to the future tax benefit to be received on the loss on excess office facilities when the losses become deductible for income tax purposes. During the same periods, we also recorded impairment losses for other-than-temporary declines in fair value of investments. We did not record a related income tax benefit for these losses, which can only be utilized to offset future capital gains, as we currently do not have any significant sources of capital gain income.

     During the quarter and nine months ended September 30, 2000, we recorded an income tax provision, although we did not pay federal income taxes and do not expect to pay them in the near future, due primarily to tax deductions related to the exercise of employee stock options, the benefit of which is recorded directly to shareholder equity. As of September 30, 2001, we had net operating loss carryforwards of approximately $437 million, substantially all of which result from employee stock options, the realization of which will increase shareholders’ equity.

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

     We are required to adopt the provisions of SFAS 141 immediately. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre- SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

     SFAS 141 will require, upon adoption of SFAS 142, that we evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 will require us to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

     Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $9.1 million and $52.3 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by operating activities for the nine months ended September 30, 2001 resulted primarily from net loss of $62.9 million, an increase in prepaid expenses and other assets of $2.1 million, decreases in deferred revenue of $1.3 million and accounts payable of $3.6 million, offset by non-cash charges of $28.2 million for goodwill amortization, acquisition charges, and stock- based compensation, $25.3 million for impairment on investments, and $20.0 million from the loss on excess office facilities, as well as depreciation and amortization of $9.0 million. Net cash provided by operating activities for the nine months ended September 30, 2000 resulted primarily from net loss of $76.8 million and an increase in accounts receivable of $6.1 million offset by non-cash charges of $101.4 million for goodwill amortization, acquisition charges, and stock based compensation, an increase in deferred revenue of $12.6 million, an increase in accrued and other liabilities of $12.0 million, and depreciation and amortization of $6.3 million.

     Net cash used in investing activities was $45.6 million for the nine months ended September 30, 2001. This was primarily the result of the net purchase of short-term investments and equipment and leasehold improvements. Net cash used in investing activities was $85.8 million for the nine months ended September 30, 2000. This was primarily a result of purchases of long-term investments of $29.3 million, net purchases of short-term investments, and purchases of equipment and leasehold improvements.

     Net cash provided by financing activities was $6.1 million and $18.4 million for the nine months ended September 30, 2001 and 2000, respectively. In both periods, net cash provided by financing activities was primarily a result of net proceeds from the exercise of stock options. For the nine months ended September 30, 2001, net cash provided by financing activities was partially impacted by our repurchase of approximately $0.8 million of our common stock.

     In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. As of September 30, 2001, we had repurchased 175,000 shares at an average cost of $4.28 per share.

     At September 30, 2001, we had approximately $366 million in cash, cash equivalents, short-term investments and restricted cash equivalents and our principal commitments consisted of obligations under operating leases. Since our inception, we have experienced a substantial increase in our capital expenditures.

     In January 1998, we entered into a lease agreement for a new location for our corporate headquarters. The lease commenced on April 1, 1999 and expires on April 1, 2011, with an option to renew the lease for either a three-or ten-year period. In October 2000, we entered into a 10-year lease agreement for additional office space for our corporate headquarters. During the quarter ended June 30, 2001, we re-evaluated our office space needs and subsequently decided to sublet all of this additional office space.

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

     We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the French franc, the euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar and the German mark. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, France, Germany and the United Kingdom, where we invoice our customers primarily in yen, euros and pounds, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters or nine months ended September 30, 2001 and 2000.

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

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS

     We were incorporated in February 1994 and have a relatively short operating history. We have limited financial results on which you can assess our future success. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the streaming media software, media delivery systems and electronic commerce markets in which we operate.

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

WE HAVE A HISTORY OF LOSSES

     We have incurred significant losses since our inception. As of September 30, 2001, we had an accumulated deficit of approximately $207.9 million. While we had net income in 1999, we had a net loss for the year ended December 31, 2000 and the quarter and nine months ended September 30, 2001, and we may not generate sufficient revenues to be profitable on a quarterly or annual basis in the future. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to be profitable in the future.

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

     Since the launch of GoldPass in August 2000, we have focused our promotional activities to feature GoldPass, which has characteristics of longer-term, recurring subscription revenue, rather than product offerings that generate short-term, non-recurring revenue. This transition from one-time software sales to recurring subscriptions may not be successful and could harm our near-term operating results and future business prospects. In September 2001, we announced RealOne, the successor to our GoldPass service, which will incorporate our RealPlayer and RealJukebox products together in a new version of our player products, the RealOne Player. In addition to the features found in the RealPlayer and RealJukebox, the RealOne Player will contain a new media browser and value-added services to create an immersing, multi-dimensional media experience for consumers. RealOne is due to be released in the fourth quarter of 2001. If consumers do not accept the transition from GoldPass to RealOne or the combination of our RealPlayer and RealJukebox products into the RealOne Player, our operating results could be harmed.

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

     •     the build-out and deployment of broadband infrastructures and technologies; and

     •     ability to meet challenges caused by bandwidth constraints and other limitations of the Internet infrastructure.

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

     Microsoft distributes its competing streaming media server, player and tools products by bundling them with its Windows operating systems and servers at no additional charge. While we also provide free downloads of certain of our products, including players, servers and tools, Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products. Microsoft’s practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution and bundling contracts for its streaming media products with third parties such as Internet Service Providers (“ISPs”), content delivery networks, online service providers, content providers, entertainment companies, media companies, broadcasters, value-added resellers and original equipment manufacturers (“OEMs”), including third parties with whom we have relationships. Microsoft has also invested significant sums of money in, has provided substantial financial incentives to, or offered or conditioned placement on or through the

Windows operating system, the Internet Explorer Web browser, and MSN service and websites to certain of our current and potential customers and content suppliers, and we expect this trend to continue, which may cause those customers to stop using or reduce their use of our products and services and which may cause those content suppliers to withhold desirable media content from us or end users of our products. Such arrangements, together with Microsoft’s aggressive marketing of Windows operating systems and of its streaming media products, may reduce our share of the streaming media and digital distribution market.

     Microsoft’s Windows Media Player competes with our media player products. The Windows Media Player is available for download from Microsoft’s Web site for free, and is fully integrated into Microsoft’s recently introduced operating system Windows XP and the Windows 98, Windows 2000 and Windows ME operating systems, the Internet Explorer Web browser, and MSN. With Windows XP, Microsoft no longer offers a stand-alone version of updated versions of Windows Media Player, which is commingled into the operating system so that it cannot be removed by OEMs or end users. Windows XP, a significant focus of which is media delivery, gives very prominent and persistent placement to Microsoft’s Windows Media Player, Windows Media Guide, music services, and other media delivery services in the operating system and on the end user’s desktop. In some cases, the Windows Media Player may override default playback settings set by us or end users. New versions of Internet Explorer and MSN Explorer also prominently feature and promote Windows Media. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating systems and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player, and attract more content in its formats, in the future than it has in the past and may be able to attract more users to its streaming or digital media products. In addition, Microsoft does not allow us to take full advantage of the features and functionality of the operating system that it makes available to the Windows Media Player. In light of Microsoft’s efforts and dominant position in operating systems, our market position may be difficult to sustain.

     Microsoft’s Windows Media Player also competes with our RealJukebox products and will compete with the personal music management features of the RealOne Player. Microsoft has also invested in other digital distribution technologies that compete with RealJukebox and that will compete with the RealOne Player. The Windows Media Player supports the Windows Media format, but not RealNetworks’ media formats. Microsoft also licenses Windows Media Technologies 7, a platform for authoring, delivering and playing digital media intended to compete with RealSystem, and supports and promotes other third party products competitive to our products. In addition, Microsoft gives away servers that support Windows Media Technologies with other of its servers, whereas we offer most versions of our competitive servers for sale. In some cases, Microsoft conditions use of the Windows Media Digital Rights Management and security technologies supported by Windows XP to support for Windows Media formats and use of Windows Media Player and servers. We compete with Microsoft in the market for digital rights management technologies. We expect Microsoft and other competitors to devote significantly greater resources to product development in the music management and digital media categories in the future.

     Microsoft also competes with us to attract broadcasters and owners of high quality or popular content to promote and deliver such content in Microsoft’s formats, in some cases on an exclusive or preferential basis. While we have rights to play back certain content in Microsoft formats through our player products, we may not secure necessary rights from Microsoft to enable our products to play back all such content or content in Microsoft’s newest formats. Our player products may be disadvantaged if they cannot play content in Windows Media formats or secured by the Windows Media Digital Rights Management technology, or if such content providers do not also make their content available in RealNetworks’ media formats using digital rights management systems supported by us. In some cases, we believe Microsoft uses its financial resources and monopoly leverage to obtain rights to such content. We believe that Microsoft’s commitment to and presence in the media delivery industry has increased and that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

     In addition to Microsoft, we face competition from other companies that are developing and marketing streaming media products. For example, Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and licenses for free source code to the server under the conditions of Apple Computer’s end user license agreement. Apple also offers competitive music management software and hardware. We expect that Apple Computer will continue to devote significant resources to developing and marketing streaming media systems, and will continue to compete vigorously with us in the marketplace. Apple Computer has also enlisted the open source code development community to assist its development of competitive products. Companies such as AOL Time Warner and Yahoo! and many smaller competitors also offer various products that compete with our RealPlayer and RealJukebox products and Goldpass content subscription service. In connection with the deployment of RealSystem iQ in AOL’s Internet service, we also licensed our RealPlayer technology to AOL for use with its own Internet service media player application. Such licensing may impact the number of end users of our player products if AOL users only use their AOL applications. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage.

     Our streaming media and media delivery products also face competition from “fast download” media delivery technologies such as AVI, QuickTime and MP3. We also face competition from peer-to-peer file sharing services, which allow computer users to connect with each other and directly access and copy many types of program files, including music and other media, from one another’s hard drives, such as Napster, Gnutella, Morpheus and KaZaA, and a variety of other similar services that have arisen since certain services of Napster were shut down by court order. Such services allow consumers to directly access an expansive array of free content without relying on content providers to make the content available for streaming or digital download, and without relying on products such as the RealPlayer or RealJukebox to be able to play, record and store such content. Such services also will compete with our content subscription services, for which we intend to offer a for-pay, limited usage music subscription services in the fourth quarter of 2001. Other fast download or non-streaming IP-based content distribution methods are likely to emerge and could compete with our products and services, which could harm our business.

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN OTHER PARTS OF OUR BUSINESS

     GoldPass. In August 2000, we introduced our RealPlayer GoldPass subscription service, which provides customers access to a combination of premium software, services and content, updated monthly, in exchange for a monthly fee. The GoldPass subscription service is a relatively unproven business model for delivering media over the Internet and is a new business model for us. It is too early to predict whether GoldPass will be accepted by consumers or whether it will be financially viable. GoldPass competes with both traditional and online entertainment service providers and we anticipate increasing competition for online subscription service revenues from a wide range of companies, including AOL Time Warner, Microsoft and Yahoo!. Many of these providers have significantly more resources, including access to content, and experience in providing subscription or similar services to customers. In order to increase our subscription service revenues, we must continue to obtain premium digital content in order to increase subscriptions and overall customer satisfaction. To date, a limited amount of premium digital content has been made available for delivery over the Internet. If we are unable to obtain premium digital content, or if such content is only made available at commercially unreasonable rates, or if we do not successfully market our GoldPass services to our end users, our business could be harmed. In September 2001, we announced the upcoming release of RealOne, the successor to our GoldPass service, which will incorporate our RealPlayer and RealJukebox products together in a new version of our player products, the RealOne Player. Like GoldPass, it is too early to predict whether consumers will accept RealOne and RealOne will compete with both traditional and online entertainment service providers, many of which have significantly more resources and experience in providing such services to customers. If consumers do not accept the transition from GoldPass to RealOne or the combination of our RealPlayer and RealJukebox products together in the RealOne Player, our business could be harmed.

     Media Hosting. Our media hosting service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting and broadcast services. These companies include Yahoo! Broadcast Services (formerly Broadcast.com), Akamai and other emerging broadcast networks. Some of these competitors have cost or other advantages over our services and offer other services which Real Broadcast Network does not offer, such as Web page hosting or broadcast hosting in media formats not supported by Real Broadcast Network. We may not establish or sustain our competitive position in this market segment. In recent periods, many of the customers of the Real Broadcast Network have either gone out of business or reduced their usage of our media hosting services. Some media hosting competitors are also customers on whom we rely to help drive product download traffic to our Web sites through their broadcast events. We also sell servers and tools to companies that compete with Real Broadcast Network. If our relationship with these companies becomes more competitive, such companies may reduce their level of usage and purchases of our products or services.

     Web Site Destinations, Content and Advertising. Our Web sites and the Real.com Network compete for user traffic and Internet advertising revenues with a wide variety of Web sites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft’s Windows Media Guide, compete with our Real.com Guide. We also compete with traditional media such as television, radio and print for a share of advertisers’ total advertising budgets. Our advertising sales force and infrastructure are still in early stages of development relative to those of many of our competitors. We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. Recent slowdowns in funding for Internet-related companies have had a negative effect on Internet advertising markets. Internet advertising revenues across the industry have decreased substantially since the second half of 2000 and our advertising revenues declined sequentially in the first three quarters of 2001 from the previous year. In addition, certain of our advertising customers have ceased operations. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, or if we lose Web site traffic, our business could be harmed.

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

OUR INDUSTRY IS EXPERIENCING CONSOLIDATION THAT MAY INTENSIFY COMPETITION

     The Internet and media distribution industries are undergoing substantial change which has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have been going out of business or are being acquired by competitors. As a result, we are increasingly competing with larger competitors that have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

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

WE MAY NOT BE SUCCESSFUL IN THE MARKET FOR DOWNLOADABLE MEDIA AND PERSONAL MUSIC MANAGEMENT SYSTEMS

     The market for products that enable the downloading of media and that provide a personal music management system is relatively new and still evolving. We may be unable to develop a revenue model or sufficient demand to take advantage of the market opportunity. It is too soon to determine whether consumers will adopt RealJukebox or the RealOne Player as their primary application to play, record, download and manage their digital music.

     There are a number of competitive products on the market that offer certain of the features currently offered by RealJukebox and which in the future will be incorporated into our RealOne Player and other products. These products include WinAmp Player, MusicMatch Jukebox, Sonique Player, Liquid Audio Player, AOL 6.0 and Windows Media Player. Given the size and importance of the general market for music distribution, competitors will likely release additional products that directly compete with RealJukebox and the RealOne Player, which could harm our business. Our competitors may develop new features and technology not available in RealJukebox or the RealOne Player, including advanced codecs and digital rights management technology, which could harm our business.

     RealJukebox and the RealOne Player also face competition from the emergence of widespread peer-to-peer file sharing services and programs like Napster, Gnutella, Morpheus and KaZaA, and a variety of other similar services that have arisen since certain services of Napster were shut down by court order. Our inability to achieve widespread acceptance for our digital music architecture or our player products or to create new revenue streams from the new market segments, including digital music content, could harm the prospects for our business.

     RealJukebox and the RealOne Player support or will support a variety of audio formats, including RealAudio, MP3, Liquid Audio, Windows Media Audio and IBM’s EMMS. However, technical formats and consumer preferences evolve very rapidly, and we may be unable to adequately address consumer preferences or fulfill the market demand to the extent it exists. We may be unable to license technologies, like codecs, that obtain widespread consumer use which would harm consumer acceptance of our products and services. We must also provide digital rights management solutions and other security mechanisms in order to address concerns of content providers, and we cannot be certain that we can develop, license or acquire such solutions, or that content licensors or consumers will accept them. In addition, consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available.

     We have had long-term relationships with recording companies, including major record labels, many of which offer their streaming content in our formats. However, recording companies and music publishers, including those with whom we have a relationship, may not make their desirable content available for download or playback in formats supported by our player products or may make the cost of licensing such content prohibitive, may impose technical restrictions designed to secure intellectual property rights that may impact the user experience or demand for our products and services, or may refrain from or delay participating in promotional opportunities with respect to our products and services.

     We have recently announced the formation of a joint venture called MusicNet with three leading media companies to create a platform for online music subscription services. We have also entered into an agreement with MusicNet to license the MusicNet platform for sale to our own customers. The business models, technologies and market for online music subscription services are new and unproven. If these new online music subscription services do not achieve market acceptance our financial results and business prospects could be harmed. Our music subscription services will face competition from other new music services, including pressplay, a joint venture formed between two leading media companies that are not participants in MusicNet. Competing services, like pressplay, may be able to obtain more or better content, which could harm MusicNet’s ability to compete. The Antitrust Division of the U.S. Department of Justice and certain European antitrust regulatory authorities have recently commenced investigations into music licensing and other business practices related to online music businesses, including the business of MusicNet. If the business of MusicNet is harmed or materially modified as a result of these investigations, our financial results and business prospects could be harmed.

WE RELY ON CONTENT PROVIDED BY THIRD PARTIES TO INCREASE MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES

     If third parties do not develop or offer compelling content to be delivered over the Internet, or grant necessary licenses to us or our customers to distribute or perform such content, our business will be harmed and our products and services may not achieve or sustain broad market acceptance. We rely on third-party content providers, such as radio and television stations, record labels, media companies, Web sites and other companies, to develop and offer content in our formats that can be delivered using our server products and played back using our player products. We also rely on third-party content for our GoldPass subscription service. In some cases, we pay substantial fees to obtain content for the GoldPass service. In order to provide a compelling subscription service, we must be able to offer unique and in some cases exclusive content and programming to our customers. We face competition in the market for subscription content services by companies such as AOL Time Warner, Microsoft and Yahoo!, who may have greater access to content or the ability to pay higher fees to content providers. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats, or that we will be able to secure licenses to their content, to encourage and sustain broad market acceptance of our products and services. The failure to do so would harm our business.

     While we have a number of short-term agreements with third parties to provide content from their Web sites in our formats, most third parties are not obligated to develop or offer content using our technology. In addition, some third parties have entered into and may in the future enter into agreements with our competitors, principally Microsoft, to develop or offer all or a substantial portion of their content in our competitors’ formats. Microsoft has substantially more resources than us that may enable it to secure preferential and even exclusive relationships with content providers, including preferential placement on or through the Windows Operating System, Internet Explorer and MSN. There could be less demand for and use of our products if Microsoft or another competitor were to secure preferential or exclusive relationships with the leading content providers, Web sites or broadcasters.

     Our success also depends on the availability of third-party content, especially music, that current users of our RealJukebox product, and future users of our RealOne Player, can lawfully and easily access, record and play back. Our products may not achieve or sustain market acceptance if third parties are unwilling to offer their content for free download, streaming or purchase by users of our player products. Current concerns regarding the secure distribution of music over the Internet, and the difficulties associated with obtaining necessary licensing rights, are contributing to the delay or unavailability of music content for distribution.

WE MAY NOT SUCCESSFULLY DEVELOP NEW PRODUCTS AND SERVICES

     Our growth depends on our ability to continue to develop leading edge media delivery and digital distribution products and services. Our business and operating results would be harmed if we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenues or gross profits to offset our development and operating costs. We may not timely and successfully identify, develop and market new product and service opportunities. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability.

     Because the markets for our products and services are changing rapidly, we must develop new offerings quickly. We have experienced development delays and cost overruns in our development efforts in the past and we may encounter such problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our products also may contain undetected errors that could cause increased development costs, loss of revenues, adverse publicity, reduced market acceptance of our products or services or lawsuits by customers.

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

     Accordingly, any leveling off or decrease of our user base or the failure to generate anticipated levels of shared transaction revenues could result in a meaningful decrease in our revenue levels. To the extent that our advertisers are experiencing slow-downs in their businesses or tighter resources to fund advertising, our anticipated revenue results could be harmed. Recent slowdowns in funding for Internet-related companies have had a negative effect on Internet advertising markets. Internet advertising revenues across the industry decreased substantially in the second half of 2000 and our advertising revenues declined sequentially in the first nine months of 2001 from the previous year. In addition, certain of our advertising customers have ceased operations.

WE DEPEND ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US

     Our success substantially depends on the continued employment of our executive officers and key employees, particularly Robert Glaser, our founder, Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Glaser or our other executive officers or key employees could harm our business. If any of these individuals were to leave RealNetworks, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. A number of our key employees have reached or will soon reach the five-year anniversary of their RealNetworks hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While most personnel are typically granted additional five-year stock options subsequent to their hire date to provide additional incentive to remain at RealNetworks, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. None of our executive officers has a contract that guarantees employment. Other than a $2 million insurance policy on the life of Mr. Glaser, we do not maintain “key person” life insurance policies. If we do not succeed in retaining and motivating existing personnel, our business could be harmed.

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

WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH

     We cannot successfully implement our business model if we fail to manage our growth. Since our inception, we have rapidly and significantly increased our number of employees and expanded our operations domestically and internationally. Managing this substantial expansion has historically placed a significant strain on our management, operational and financial resources. In response to recent economic conditions, however, we reduced our staffing levels by approximately 140 employees in July 2001. We may not be able to attract or retain enough qualified personnel to manage the growth needed to implement our business model. If we do not attract or retain qualified personnel or do not successfully manage this growth, our business could be harmed.

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

THE GROWTH OF OUR BUSINESS DEPENDS ON THE INCREASED USE OF THE INTERNET FOR COMMUNICATIONS, ELECTRONIC COMMERCE AND ADVERTISING

     The growth of our business depends on the continued growth of the Internet as a medium for media consumption, communications, electronic commerce and advertising. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium. We believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service and necessary increases in bandwidth availability, remain largely unresolved and may affect the amount and type of business that is conducted over the Internet, and impact our ability to sell our products and services and ultimately impact our business results.

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

RATE OF ADOPTION OF BROADBAND TECHNOLOGIES POSES RISKS TO OUR BUSINESS

     We believe that increased Internet use and especially the use of media over the Internet may depend on the availability of greater bandwidth or data transmission speeds (also known as broadband transmission). If broadband technologies do not become widely available, our products and services, particularly our subscription services, may not achieve broad market acceptance and our business could be harmed.

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

MORE INDIVIDUALS ARE UTILIZING NON-PC DEVICES TO ACCESS THE INTERNET AND WE MAY NOT BE SUCCESSFUL IN DEVELOPING A VERSION OF OUR PRODUCTS AND SERVICES THAT WILL GAIN WIDESPREAD ADOPTION BY USERS OF SUCH DEVICES

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

     We would be unable to accomplish many of these goals without the assistance of third parties. For example, we may become more reliant on strategic partners to provide multimedia content and technology, to provide alternative distribution channels, to provide more secure and easy-to-use electronic commerce solutions and to build out the necessary infrastructure for media delivery. We may not be successful in forming or managing strategic relationships.

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

     Our electronic commerce and digital distribution activities are managed by sophisticated software and computer systems. We must continually develop and update these systems over time as our business and business needs grow and change, and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Web sites could be less attractive to such entities or individuals and our business could be harmed.

     Real Broadcast Network’s business is dependent on providing customers with efficient and reliable services to enable such customers to broadcast content to large audiences on a live or on-demand basis. Real Broadcast Network’s operations are also dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of such network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers and if we are unable to obtain such capacity on terms commercially acceptable to us, our business and operating results could suffer.

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

OUR NETWORK IS SUBJECT TO SECURITY RISKS THAT COULD HARM OUR BUSINESS AND REPUTATION AND EXPOSE US TO LITIGATION OR LIABILITY

     Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over public networks. Any compromise of our ability to transmit such information and data securely, and costs associated with preventing or eliminating any problems, could harm our business. Online transmissions are subject to a number of security risks, including:

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

OUR INTERNATIONAL OPERATIONS INVOLVE OPERATIONAL AND FINANCIAL RISKS

     We operate subsidiaries in Australia, Brazil, England, France, Germany, Hong Kong, Japan, Mexico, Singapore and South Korea, and market and sell products in a number of other countries. We have also entered into joint ventures internationally. For the quarter ended September 30, 2001, approximately 27% of our revenues were derived from international operations.

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

     As of September 30, 2001, we had 38 registered U.S. trademarks or service marks, and had applications pending for an additional 23 U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealOne, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

     As of September 30, 2001, we had 17 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are preparing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties.

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

     We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, gambling, security, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, our business may be directly or indirectly affected by labor guild agreements that impose fees, royalties or unanticipated payments regarding the distribution of audio or audiovisual works over the Internet. We are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution. Changes to or the interpretation of these laws and the entry into such industry agreements could:

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

     The Digital Millennium Copyright Act (DMCA) includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which will be determined by an arbitration supervised by the United States Copyright Office. The arbitration, known as a CARP proceeding, commenced July 30, 2001 and is expected to render an opinion on license terms and fees before the end of 2001. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future CARPs relating to music subscription delivery services, which may also adversely affect the online distribution of music.

     The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations, which in turn could harm our business.

     There are a large number of legislative proposals before the United States Congress and various state legislatures regarding privacy and security issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registration and revenue, and influence how and whether we can communicate with our customers.

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

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 37.0% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; SHAREHOLDERS MAY BE UNABLE TO EXERCISE CONTROL

     As of September 30, 2001, our executive officers, directors and affiliated persons beneficially owned approximately 37.0% of our common stock. Robert Glaser, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 33.2% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended September 30, 2001, the price of our common stock ranged from $3.26 to $42.00 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

     •     announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments or of significant new product developments or changes in business strategy;

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

WE DONATE A PORTION OF NET INCOME TO CHARITY

     In those quarters in which we are profitable on a pro forma basis, we set aside 5% of our annual pre-tax net income (before goodwill amortization, acquisition charges, and stock-based compensation) which we intend to donate to charitable organizations. This reduces our net income.The non-profit RealNetworks Foundation manages our charitable giving efforts.

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

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our cash equivalents and short-term investments consist of high quality securities, as specified in our investment policy guidelines. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, there may be a degree of reinvestment risk, since as securities mature in a decreasing interest rate environment, the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely affected by changes in interest rates. In addition, we may incur losses in principal if we sell securities that have declined in market value due to changes in interest rates. Because we have historically held our short-term investments until maturity and the substantial majority of our investments mature within one year of purchase, we do not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments, and as such, the descriptions under the captions “Interest Rate Risk” remain unchanged from those included in our Form 10-K for the year ended December 31, 2000.

     Investment Risk. As of September 30, 2001, we had investments in voting capital stock of privately-held, technology companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method since ownership is less than 20% and we do not have significant influence. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are available for sale and are carried at current market value and are classified as long term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Based upon an evaluation of the facts and circumstances during the quarter ended September 30, 2001, we determined that an other-than-temporary impairment had occurred on one of our investments. In a similar analysis during the quarter ended June 30, 2001, we determined that such an impairment existed for two other investments. Impairment charges have been recorded to reflect these investments at fair value. For the quarter ended September 30, 2001, this resulted in a loss of $2.5 million, of which $2.1 million was reclassified to the consolidated statement of operations from accumulated other comprehensive loss. Impairment charges of $25.3 million were recognized in the nine months ended September 30, 2001, of which $16.5 million was reclassified to the consolidated statements of operations from accumulated other comprehensive loss. Equity price fluctuations of plus or minus 10% of prices at September 30, 2001 would have had an approximate $151,000 impact on the value of our investments in publicly traded companies at September 30, 2001.

     Foreign Currency Risk. International revenues accounted for approximately 27% of total net revenues in the quarter ended September 30, 2001. Our international subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

     Our exposure to foreign exchange rate fluctuations arises in part from intercompany payables and receivables to and from our foreign subsidiaries. These intercompany accounts are denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. During the quarter and nine months ended September 30, 2001, we entered into foreign currency forward contracts to manage the foreign currency risk of certain of these intercompany accounts. At September 30, 2001 we had contracts outstanding to: (1) purchase 574,000 British Pounds Sterling for $838,000, with a fair value of $7,700, and (2) sell 369,055,000 Japanese Yen for $3,154,000, with a fair value of $52,000. Although these instruments are effective as a hedge from an economic perspective, they did not qualify for hedge accounting under SFAS No. 133, as amended.

     We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the quarter ended September 30, 2001 was not material.

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

     From time to time RealNetworks is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company currently has a number of such claims threatened against it relating to intellectual property infringement or employment matters, though it believes these claims are without merit. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2001.

REALNETWORKS, INC.

By	/s/ Brian V. Turner Brian V. Turner Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)