Form 10-K
period 2001-12-31
REALNETWORKS INC
filed 2002-03-07
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001	Commission File Number 0-23137

REALNETWORKS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Washington (State of incorporation)	91-1628146 (I.R.S. Employer Identification Number)

2601 Elliott Avenue, Suite 1000 Seattle, Washington (Address of principal executive offices)	98121 (Zip Code)

(206) 674-2700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 per share
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on March 4, 2002, as reported on NASDAQ, was $717,686,157.(1)

     The number of shares of the registrant’s Common Stock outstanding as of March 4, 2002 was 158,811,753.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement relating to the registrant’s 2002 Annual Meeting of Shareholders to be held on or about June 6, 2002 are incorporated by reference into Part III of this Report.

     (1)  Excludes shares held of record on that date by directors, executive officers and 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

PART I.

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about RealNetworks’ industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language in the section of Item 1 entitled “Intellectual Property,” in Item 3 entitled “Legal Proceedings” and in the sections entitled “Factors That May Affect Our Business, Future Operating Results and Financial Condition” and “Special Note Regarding Forward-Looking Statements.” RealNetworks undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by RealNetworks from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. Business

Overview

     RealNetworks, Inc. was incorporated in 1994 and is a leading global provider of software products and services for Internet media delivery. We pioneered the development of streaming media systems that enable the creation, real-time delivery and playback of audio, video and multimedia content on the Internet and we continue to develop and market software products and services designed to enable users of personal computers and other consumer electronic devices to send and receive audio, video and other multimedia services using the Web. We believe that we have established a leadership position in the worldwide market for these systems, with more than 250 million unique registered users of our RealPlayer and RealOne Player products, more than 130 million of which are located outside the U.S. We believe our RealJukebox product is one of the most popular digital music jukebox systems worldwide, with more than 75 million unique registered users. In addition, we believe that more than 85% of all Web pages that contain streaming media use RealAudio, RealVideo, or other RealNetworks formats. In December 2001, we launched RealOne, which incorporates our RealPlayer and RealJukebox products together in a new version of our player products, the RealOne Player. In addition to the features found in the RealPlayer and RealJukebox, the RealOne Player contains a media browser and value-added services to create an immersing, multi-dimensional media experience for consumers.

     The broad acceptance of the Internet as a means of content delivery and consumption, combined with continuing advances in broadband and wireless technology, has greatly increased the practicality and popularity of delivering rich media to consumers and within enterprises. It has also moved the Internet closer to becoming a truly mass medium. To capture this market opportunity, our business strategy has focused on building end-to-end solutions for customers which combine integration of systems software, managed hosting services and consulting services. A core part of this strategy has been building a universal platform for Internet media delivery — one that is capable of delivering media in any format, over any operating system, to any device anywhere. Our current system software, RealSystem iQ, embodies this approach and enables content providers to deliver high quality Internet audio and video to consumers with high levels of scalability, reliability and flexibility. We have also formed strategic alliances with leading manufacturers of chips, servers, personal computers, and wireless and personal music devices, as well as other consumer electronic devices, to incorporate our streaming and downloadable media technology in their products. These relationships help reinforce our leadership position in end-to-end Internet media delivery.

     Because of the size of our worldwide user base, we also have a unique ability to pool consumer demand on a very large scale. Accordingly, we have developed a variety of products and services to connect content providers, broadcasters and advertisers with that user base. These products and services include our RealOne subscription service, which offers subscribers an all-in-one package of premium software, services and premium content. Our strategy is to continue to develop new distribution channels and technologies for content providers and broadcasters to reach our audience of more than 250 million unique registered users with high quality streaming media programming.

Consumer Media Delivery Products and Services

     RealPlayer. Our RealPlayer player products enable users to listen to and view content from Web sites. In 1995, we launched our first version of the RealPlayer that provides basic functions such as play, stop, fast-forward, rewind and volume adjustment and customizable navigational tools and services for easy and personalized access to multimedia content. Since that time, RealPlayer has been available to consumers as a free download from our Web site and also through bundling with third-party products. We also sell our premium RealPlayer Plus player product, which contains additional features beyond those found in the free version, including clearer, sharper audio and video, high-fidelity audio quality with a graphic equalizer and picture quality controls such as contrast, brightness and tint. The RealPlayer also contains a radio tuner feature that enables users to access and listen to hundreds of Internet and terrestrial radio stations. We have developed localized versions of the RealPlayer product for use in 11 foreign languages.

     RealJukebox. In 1999, we released our RealJukebox digital music player product. RealJukebox is a comprehensive product that enables consumers to acquire, record, store, organize and play their personal music collections from a PC. Music can be sorted by a number of categories, including artist, song title, genre and type of file, and consumers can create personal playlists by dragging and dropping songs. Consumers can acquire music for playback in the RealJukebox from a number of different sources, including free promotional music downloads, purchased Internet music downloads and music purchased through links to online music retailers. Consumers can also record CDs onto their hard disks at high speeds using their choice of several high-quality recording formats. RealJukebox plays back a number of high-quality digital audio formats, including RealAudio 8.0, MP3, Liquid Audio, Sony’s ATRAC3 and a2b, and enables users to transfer their music to portable digital playback devices manufactured by RealNetworks’ partners and other portable storage solutions. RealJukebox includes information services that provide access to CD information from an online music database, including track name, artist, album and genre. Since its launch in 1999, RealJukebox has been available to consumers as a free download from our Web site and also through bundling with third-party products. We also sell our premium RealJukebox Plus, which contains additional features beyond the free version, including a graphic equalizer and a higher MP3 encoding rate. Users with CD-RW drives can also create their own custom CDs for personal use with RealJukebox Plus. We have developed localized versions of the RealJukebox for use in 11 foreign languages.

     RealOne Player. In December 2001, we released the beta version of our RealOne Player, the newest version of our player products that incorporates features of our RealPlayer and RealJukebox products together in a single player product. The RealOne Player contains a new user interface and functions designed to increase the consumer’s ability to discover, play and manage digital media. The RealOne Player blends the functions of the RealPlayer and the RealJukebox together with a Web browser and a content discovery window to create a three-pane user interface that enables consumers to create their own personalized media experience by navigating between media playback, related links and Web sites. The RealOne Player enables consumers to play a wide variety of digital media, including streaming and downloaded content, CDs, MP3s, and Internet radio stations, and currently supports over 50 media formats. The RealOne Player also offers users increased digital music management capability, including a “Now Playing” list that provides a flexible means of creating audio and video playlists from content in the users media library or on the Internet. The RealOne Player also contains integrated

CD burning functions and support for a wide variety of portable devices that enable consumers to make their music collection portable.

     RealOne Subscription Services. In August 2000, we launched RealPlayer GoldPass, a for-pay media subscription service available to our RealPlayer Plus customers. RealPlayer GoldPass provided subscribers access to a combination of premium software, services and content updated monthly. In December 2001, we launched RealOne, the successor to our GoldPass subscription service. Members of RealOne have access to premium subscription content and are able to take advantage of certain enhanced features of the RealOne Player such as theater mode for video, faster CD ripping and high-end video and audio controls. RealOne provides a single source for consumers to access popular news, sports, music and entertainment online, while allowing content providers the ability to offer exclusive access to content and to potentially profit from multiple e-commerce opportunities. The RealOne service contains new integrated and premium programming from a wide variety of content providers, including ABCNEWS.com, CBS SURVIVOR INSIDER, CNN, E! Networks, FoxSports.com, MLB Advanced Media, the NBA and NASCAR.

     RealOne Player users are also eligible to subscribe to RealOne Music, a commercial service offering high-quality, reliable downloads and streams of content from major and independent record labels. RealOne Music is based on an online music distribution platform developed by MusicNet, Inc., a joint venture we formed in 2001 with four leading media companies to create a platform for online music subscription services. Our RealOne Music service allows members to download and stream tracks or entire albums from a selection of over 75,000 songs. Members of RealOne Music also receive RealOne Radio, which offers a variety of exclusive stations with ad-free music programming, and advanced music services such as discographies, album art, and music recommendations. RealOne Music also integrates with the RealOne Player to permit members to combine music from MusicNet with their existing collections, compile personalized playlists of downloaded or streaming tracks, listen to favorites and discover new music.

     Games; RealArcade. Since March 2000, we have offered a wide variety of digital games for preview, free trials and purchase through the Real.com Web site. In May 2001, we launched the successor to our Real.com Games Web site, RealArcade, an all-in-one, free game service offering consumers the ability to find, acquire, manage and play PC-based games, and which also includes direct access to an online gaming community. The RealArcade service is available for free download and makes a wide variety of games available for preview, free trials and purchase.

     Third Party Accessories. We make third party products available for trial and for sale as plug-ins to our products from the Accessories links on our Real.com Web site.

System Software Products and Services

     RealSystem iQ. Our current system software, RealSystem iQ, is a universal platform for Internet media delivery. RealSystem iQ is a standards-based, end-to-end system architecture that can provide a single common platform for Internet media delivery — permitting Internet media delivery from multiple platforms, in multiple media formats, from narrowband audio to high fidelity broadband video. Our media delivery solutions are designed to optimize the delivery of multimedia and other digital content over the Internet, corporate intranets and virtual private networks. Our solutions are based on open industry standards and work with a broad range of operating systems, hardware platforms, network environments and media types.

     RealSystem iQ’s NeuralCast Technology operates at multiple levels to deliver both live and on-demand media, and is designed to optimize end-viewer quality through server and encoder redundancy, reduction of network congestion and flexible deployment. Through distributed network configurations of interconnected RealSystem Servers, NeuralCast Technology enables servers to broadcast into the network, receive content from other servers, and deliver media to vast audiences. In addition, RealSystem iQ is designed to transport and deliver over 50 media types, including RealAudio, RealVideo, MP3, MPEG-4 and Flash, as well as to deliver Apple QuickTime content to QuickTime clients. RealSystem iQ also provides an extensible architecture to enable next-generation media playback devices, including wireless mobile devices, game consoles and broadband-ready set-top boxes. The major software components of RealSystem iQ are RealSystem Server 8.0, RealSystem Proxy 8.0, RealSystem Producer 8.5, and the family of RealOne Players.

     RealSystem Servers. Our server technology allows broadcasters and content providers to broadcast live or on-demand audio, video and other multimedia programming to large numbers of simultaneous users with varying Internet or intranet connection speeds. We sell our server technology based on units deployed, features, and concurrent audiences served, and we offer a variety of server products to meet the varying needs and requirements of broadcasters and content providers. RealSystem Server 8.0 supports the delivery of QuickTime content to QuickTime clients, providing content delivery networks and broadcasters the opportunity to consolidate their media delivery infrastructure with one system architecture.

     The RealSystem Server 8.0 line has delivered significant improvements in scalability, reliability and redundancy over previous versions. RealSystem Server Basic, available for free download, supports up to 25 concurrent users of live and on-demand multimedia broadcasts. RealSystem Server Plus is designed for hobbyists and small- to medium-sized businesses. It supports 60 concurrent users and is available in both Internet and intranet configurations.

     RealSystem Server Professional is designed for use primarily by content delivery networks, enterprises reaching external audiences, broadcasters, Internet service providers (ISPs), distance learning providers and large Web sites. It supports large audiences through satellite multicast as well as the Neuralcast Technology that is provided by RealSystem iQ. We also customize this server solution for particular applications. For example, we offer features that are designed and priced specifically for educational institutions or teachers, and features that enable ISPs to host the streaming media content of their customers.

     RealSystem Server Enterprise is designed for corporate, government and education intranets. Popular applications include live executive broadcasts at company meetings, sales force training and enterprise learning. Other enterprise tools deployed in conjunction include the RealPlayer Enterprise, which is optimal for corporate managed desktops, and the RealPlayer Intranet Administrator, a configuration tool used to manage these players.

     Optional RealSystem Server Extensions include the Authentication Extension to help ensure site security, user name and password or to enable pay-per-view broadcasting and to support back-end credit card and transaction-processing systems and the Advertising Extension, which enables in-stream advertising insertion and rotation of banner and streaming media advertising into streaming media content while integrating with existing ad-serving software and solutions.

     RealSystem Proxy. RealSystem Proxy is a middle-of-the-network technology, placed between an origin RealSystem Server and our player products in order to minimize incoming bandwidth requirements. RealSystem Proxy accepts live streams from other servers and re-serves the data stream to end-users, acting as a live stream repeater, and eliminating redundant data transmission of live streams. RealSystem Proxy is integrated with a cache, either a simple encrypted storage system or a third-party integrated Web cache, to provide similar functionality for on-demand content. This allows a stream to reach a player without having to traverse the entire delivery chain from the origin server. Our proxy/cache products, both our retail versions and those available through OEM partners, are used in conjunction with, and do not replace, RealSystem Servers.

     Media Creation Tools. We offer a variety of products that enable content and presentations to be created prior to distribution over RealSystem iQ. Our media creation tools are offered both for download from the RealNetworks.com Web site and in product bundles from third parties. RealSystem Producer is a widely distributed multimedia creation and publishing tool that allows consumers to convert a wide variety of media formats to RealMedia formats. RealSlideshow allows users to combine pictures with voice commentary and/or music, including MP3 support, to create a slide show experience on a Web site. RealPresenter integrates with Microsoft PowerPoint and allows users to convert PowerPoint slides into audio and video enhanced Web broadcasts for access by a workgroup. Basic versions of RealSystem Producer, RealSlideshow and RealPresenter are available to content creators as free downloads from our Web site. We also make advanced or Plus versions of each of these products available for purchase from our Web site by professionals and other consumers who require more sophisticated media creation features and capabilities.

     Media Commerce Suite. In June 2001, we launched the RealSystem Media Commerce Suite, a set of products and services for the secure licensing, delivery and rights management of digital media. The RealSystem Media Commerce Suite attempts to satisfy a variety of requirements of digital media commerce in a consumer-friendly fashion. The Media Commerce Suite provides a flexible business model support for subscription, purchase, rental, video-on-demand, confidential enterprise applications, and other models and back-end system interoperability with clearinghouse payment systems, retail storefronts, databases, customer relationship management software, and other essential commerce systems. The Media Commerce Suite is also designed to provide end-to-end security throughout the media’s product lifecycle, from packaging to distribution to enjoyment by the audience and a choice of media delivery methods, including streaming, download, peer-to-peer distribution, and physical media.

     Software Development Kits. RealNetworks makes software development kits (known as SDKs) available for free download and licensing to software developers. SDKs allow developers to create new software products that are compatible with and complementary to RealSystem iQ. The RealSystem iQ SDK describes programming interfaces and processes by which a developer may build plug-ins for the RealSystem Server and RealPlayer products. The RealSystem portable device SDK allows development of RealJukebox plug-ins for portable devices. The RealSystem Producer SDK similarly describes interfaces and processes, and includes object code, which enables a developer to build a tool that encodes RealNetworks file formats. The RealSystem Proxy SDK enables the creation of proxy products that integrate with the RealSystem. RealNetworks also makes available toolkits to create visualizations and skins for RealJukebox. Our SDKs have been used by hundreds of developers to develop applications.

     Real Broadcast Network. Real Broadcast Network is our managed broadcast service through which we provide hosting services on behalf of broadcasters, enterprises and content providers. Through Real Broadcast Network, we provide full turnkey services, including the hardware, software, personnel, network connectivity and bandwidth necessary to enable businesses to deliver live, scheduled and on-demand programming over the Internet. Real Broadcast Network’s distributed architecture is designed to improve Internet broadcasts by routing consumers to the nearest broadcast hub on the Internet or within an ISP. Real Broadcast Network offers a wide range of proprietary customer applications used by radio stations, TV stations, cable networks, enterprises and financial services companies such as streaming advertising insertion and replacement.

Advertising

     We market and sell advertising on our Web sites and client software. Our primary Web presence consists of two Web sites, Real.com and RealNetworks.com. The Real.com site showcases our premium software and subscription service offerings, including RealOne, RealOne Music and RealArcade. Real.com Guide is also a part of the Real.com family of Web sites. Real.com Guide offers visitors the ability to search for and locate multimedia content on the Internet and in our RealOne subscription service. We have developed localized versions of the Real.com Guide for use in 10 foreign languages. The RealNetworks.com Web site includes information for and downloads of RealNetworks products and services, corporate information, and special interest areas for RealNetworks partners and third party developers. The RealNetworks.com Web site presents an opportunity for advertisers to reach information system professionals and Web developers who are looking for information and tools on streaming media development. Our RealOne products and services offer mass reach to advertisers as well as contextually relevant and demographically segmented targeting opportunities to Internet advertisers. RealOne, as an advertising platform, combines the broadcast capabilities of television with the direct response attributes of the Internet to deliver an interactive brand experience to the end user.

Technology

     Our media delivery solutions are designed to optimize the creation, delivery and playback of multimedia and other digital content over the Internet, corporate intranets and virtual private networks. Our solutions are based on open industry standards and work with a broad range of operating systems, hardware platforms, network environments and media types.

     RealSystem iQ is designed to intelligently deliver content while providing a high degree of reliability and flexibility. Previous technologies relied on origin servers to distribute media streams to intermediate edge servers and then to consumers. RealSystem iQ with Neuralcast Technology fundamentally changes this “one-way” approach of origin-to-edge distribution. By creating honeycombs of distributed interconnected servers, RealSystem iQ enables servers to broadcast into the network, receive content from any other server, and deliver media to end users. Neuralcast Technology provides a uniform foundation for routing media from one server to many via standard network protocols. In addition, the architecture of RealSystem iQ can enable the transport and delivery of all Internet media types.

     Content delivery networks and enterprises are capable of achieving near-100% reliability by utilizing RealSystem iQ’s forward error correcting technology and its ability to send redundant media streams over different parallel network segments. RealSystem iQ’s terrestrial delivery capabilities are complemented by the integrated support of satellite delivery technology within one distributed network architecture. With RealSystem iQ, media content can be transmitted up to a satellite and then multicast simultaneously to numerous RealSystem Servers located at ISPs and other content delivery locations, thus enabling larger, and more efficient broadcasts.

     RealSystem iQ enables significant enterprises and content delivery networks to distribute stream capacity at times of heavy traffic and to adjust to usage spikes. RealSystem iQ attempts to meet the demands of large and emerging broadcasters by providing a single standards-based media delivery system that supports a broad range of media types and is configurable for any network. The system allows customers to reduce business risk by interoperating with a wide variety of back-end systems, platforms and applications. By supporting narrowband and broadband content, radio and music as well as high-quality video content can be broadcast over a single Internet media delivery system. RealSystem iQ facilitates consolidation of media delivery infrastructures through its support of more than 50 media types, including RealAudio, RealVideo, Apple’s QuickTime, Flash 4, MPEG-4 and streaming MP3.

     RealSystem iQ architecture is also designed to enable media delivery to devices beyond the PC to expand the reach of the Internet. As consumer device adoption grows, the structure of RealSystem iQ is able to address the media delivery needs of those devices and networks. In addition, RealSystem iQ provides the base framework enabling peer-to-peer relationships between individual content delivery networks. RealSystem iQ builds on previous technologies pioneered by RealNetworks to ensure an optimized experience for digital media delivery and includes the following features:

•	SureStream transport technology enables reliable and continuous end-user playback by scaling dynamically to deliver high-quality RealAudio and RealVideo to users at the varying connection rates found under real-world network conditions. SureStream technology utilizes bi-directional communication that enables the server and player to communicate during transmission regarding the bandwidth and quality of the user’s connection to optimize the transmission.

•	Buffering ensures continuous delivery by caching data packets and requesting retransmission of any missing packets.

•	Error-Mitigation reduces performance degradation by reconstructing lost data packets based on approximations regarding adjacent or closely related data packets.

•	Smart Networking allows a server to automatically select the appropriate transmission protocol depending on current network conditions and the presence of firewalls or proxies when streaming content to the player.

•	Video-Optimized Transmission incorporates technologies that reduce unnecessary repetition of redundant background data in neighboring video frames, and reduces the amount of video content being streamed if video performance is degraded during a given transmission. This technology instead focuses on maintaining the continuity of the audio stream, which is often more central to the user experience.

     In addition, RealSystem iQ builds on industry standards, implementing Real Time Streaming Protocol, a standard client/server protocol for streaming media. RealSystem iQ also supports Synchronized Multimedia Integration Language (SMIL), which enables rich, multi-screen content to be delivered over a typical modem connection. SMIL allows content creators to easily synchronize their media presentations with a wide range of media, including voice, music, visual effects, text and graphics, to produce audio-visual content using a simple text editor.

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

     Codecs. RealSystem iQ uses multiple compression/decompression algorithms (or codecs) to translate time-based, data-intensive content such as audio, video or animation data into discrete data packets and then broadcasts (or streams) the packets from a server to a client, such as the RealPlayer. The client then reassembles the packets in the correct order and allows a user to play back the streaming media content in real time without waiting to download. The compression process enables the data to be streamed to the player even in very low bandwidths (14.4 kbps) or congested network environments by reducing the amount of data to be streamed. We have licensed and integrated Intel’s streaming Web video technology into our RealVideo 8.0 technology, enabling a substantial improvement in consumer experience, and providing opportunities to introduce new classes of programming that were not practical with prior generations of video technologies because streaming video users did not have sufficient access to bandwidth. Additionally, broadcasters are able to deliver download-and-play video programming that delivers quality comparable to broadcast television. RealVideo 8.0 delivers VHS quality at 400kbps and near DVD quality at 800kbps. We have also licensed and integrated Sony’s ATRAC3 code technology as part of RealAudio 8.0. Developed in part through a strategic alliance with Sony Corporation, RealAudio 8.0 offers a single audio solution that delivers consumers CD-quality playback at 64kbps. Some of our other codecs use technology licensed from third parties, and we are also continuously engaged in research and development of our own codec technology.

     Digital Rights Management. We recently released our Media Commerce Suite set of products and services to enable the secure licensing, delivery and rights management of digital media. Our Media Commerce Suite products are built on RealSystem iQ and extend our RealSystem and RealPlayer architecture to accommodate the incorporation of a wide range of rights management systems. The Media Commerce Suite is designed to integrate into a wide variety of existing infrastructures and back-end systems to support a broad set of business models, including purchase, rental, video-on-demand and subscription services.

Research and Development

     We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental streaming technology and strengthening our technological expertise. During the years ended December 31, 2001, 2000 and 1999, we expended approximately 30%, 24% and 29%, respectively, of our total net revenues on research and development activities. As of December 31, 2001, RealNetworks had 327 full-time employees, or approximately 41% of our work force, engaged in research and development activities.

Sales, Marketing and Distribution

     We believe that any individual or company that desires to send, support or receive multimedia content over the Internet is a potential customer. To reach as many of these potential customers as possible, we sell and distribute our products and services through several distribution channels, both directly (over the Internet and through a sales force) and indirectly (through original equipment manufacturers (OEMs), value added resellers (VARs) and other distributors). As of December 31, 2001, we had 344 full-time employees, or approximately 43% of our work force, engaged in sales and marketing activities.

     Electronic Commerce. Substantially all of the products we sell can be purchased and delivered directly from our Web sites. Our Web sites provide us with a low-cost, globally accessible sales channel that is available 24 hours per day, seven days per week.

     Direct Sales Force. Our direct sales force primarily markets and sells our server products and services to enterprise, infrastructure and media customers. We also have an advertising sales force that markets and sells advertising on our Web sites and client software. We have subsidiaries and offices in several other countries, which market and sell our products outside the United States and we use a third party advertising representation firm to sell international advertising inventory.

     OEMs and VARs. We have entered into various distribution relationships with third parties pursuant to which our products and technologies are incorporated into, bundled with or offered with third-party products for delivery by the third party directly or indirectly to end users. For example, we have recently entered into distribution agreements with Compaq Computer Corp. to pre-install our RealOne Player software on all Compaq-branded computers that are intended for sale to non-corporate end users, and with Intel Corp. to distribute our RealOne Player software on physical media together with Intel's shipments of PC desktop boards to so-called “whitebox,” or generic, PC manufacturers.

     Sales Through Other Distributors. We sell our software systems and services to other distributors, including hardware server companies, content aggregators, ISPs and other hosting providers that redistribute or provide end users access to our streaming technology from their Web sites and systems. We have agreements with many popular software and hardware companies and Web sites to distribute our products as a click-through or to bundle our player products into their applications and software.

     RealPartner Program. Our RealPartner Program provides development tools, training and technical assistance, and marketing opportunities to individuals and companies who work with our streaming media technology. Members of the program include independent software vendors, who are creating and marketing RealAudio- or RealVideo-enabled software or hardware products; professional services agencies that are building interactive, multimedia-rich Web sites for clients; VARs who resell our products on a stand-alone basis or as a part of a custom, integrated system; and ISP hosting providers who use RealServers and offer streaming media hosting to their customers. There are more than 5,000 members in the RealPartner Program.

     Marketing Programs. Our marketing programs are aimed at increasing brand awareness, stimulating market demand and educating potential customers about the economic opportunities in delivering multimedia content over the Internet. We have a number of marketing initiatives, including:

•	Showcasing our various products and solutions in trade shows, conferences and seminars;

•	Providing product-specific information through our Web sites;

•	Promoting and co-promoting special events with our broadcast partners;

•	Advertising products and services in print and electronic media;

•	Advertising and marketing our RealOne services to our end users; and

•	Sponsoring our annual RealNetworks Conference.

Customers

     Our customers include businesses and consumers located throughout the world. Sales to customers outside the United States, primarily in Asia and Europe, were approximately 29%, 27% and 21% of total net revenues in the years ended December 31, 2001, 2000 and 1999, respectively.

Customer Support

     Our customers have a choice of support options depending on the level of service desired and the nature of the products acquired. We provide customer support through our customer relations department and through third-party contractors. Customers can access a technical support hotline to receive answers to inquiries or initiate e-mail inquiries and we provide an online database of technical information for customer self-service. We also offer the RealNetworks Platinum Services which provides 24-hour, seven days per week support and dedicated on-site support to our major RealSystem customers. As of December 31, 2001, we employed 24 full-time technical and customer support representatives, approximately 3% of our work force, to respond to customer requests for support.

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

     We believe that the primary competitive factors in the media delivery market include:

•	the quality, reliability, price and licensing terms of the overall media delivery solution;

•	access to distribution channels necessary to achieve broad distribution and use of products;

•	the availability of content for delivery over the Internet;

•	the ability to license or develop and support secure formats and digital rights management systems for digital media delivery, particularly music and video;

•	the ability to license and support popular and emerging media formats for digital media delivery in a market where competitors may control the intellectual property rights for these formats;

•	the size of the active audience for streaming and digital media and its appeal to content providers and advertisers;

•	features for creating, editing and adapting content for the Internet;

•	ease of use and interactive user features in products;

•	scalability of streaming media and media delivery technology and cost per user;

•	the ability to obtain any necessary patent rights underlying important streaming media and digital distribution technologies that gain market acceptance;

•	compatibility with new and existing media formats, and with the user’s existing network components and software systems;

•	the build-out and deployment of broadband infrastructures and technologies; and

•	challenges caused by bandwidth constraints and other limitations of the Internet infrastructure.

     Media Technologies. Microsoft is a principal competitor in the development and distribution of digital media and media distribution technology. Microsoft currently competes with us in the market for digital media servers and players, digital rights management, and other technology and services related to digital distribution of media, and has announced its intention to compete with our RealOne service in the market for subscription services. Microsoft’s commitment to and presence in the media delivery industry has increased and we expect that Microsoft will continue to increase competitive pressure in the overall market for digital media and media distribution.

     Microsoft distributes its competing streaming media server, player and tools products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge. Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products. Microsoft’s practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution and bundling contracts for its media delivery technologies and products with third parties such as ISPs, content delivery networks, online service providers, content providers, entertainment companies, media companies, broadcasters, VARs and OEMs, including third parties with whom we have relationships. Microsoft has also invested significant sums of money in, has provided substantial financial incentives to, or offered or conditioned placement on or through the Windows operating system, the Internet Explorer Web browser and Microsoft’s MSN service to certain of our current and potential customers and content suppliers, and we expect this trend to continue, which may cause such customers to stop using or reduce their use of our products and services and which may cause those content suppliers to withhold desirable media content from us or end users of our products and services. Such arrangements, together with Microsoft’s aggressive marketing of its Windows operating systems and digital media products, may reduce our share of the streaming media market and digital distribution market.

     Microsoft’s Windows Media Player competes with our media player products. Certain versions of the Windows Media Player are available for download from Microsoft’s Web site for free, and the Windows Media Player is integrated into Microsoft’s recently introduced Windows XP operating system and the Windows 98, Windows 2000 and Windows ME operating systems, the Internet Explorer Web browser, and Microsoft’s MSN service. With Windows XP, Microsoft no longer offers a stand-alone version of the latest version of Windows Media Player, which is commingled into Windows XP so that it cannot be removed by OEMs or end users. Windows XP, a significant focus of which is media delivery, gives very prominent and persistent placement to Microsoft’s Windows Media Player, Windows Media Guide, music services, and other media delivery services in the operating system and on the end user’s desktop. In some cases, the Windows Media Player may override default playback settings set by end users or by us. New versions of Internet Explorer and MSN Explorer also prominently feature and promote Windows Media. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating system and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player, and attract more content providers to use Microsoft’s technology in the future than it has in the past and may be able to attract more users to its streaming or digital media products. In addition, Microsoft does not allow our products to take full advantage of the features and functionality of Windows XP that it makes available to the Windows Media Player. In light of Microsoft’s efforts and dominant position in operating systems, our market position may be difficult to sustain.

     Microsoft’s Windows Media Player also competes with our RealJukebox products and with the personal music management features of the RealOne Player. Microsoft has also invested in other digital distribution technologies that compete with RealJukebox and with the RealOne Player. The Windows Media Player supports the Windows Media format, but not RealNetworks’ media formats. Microsoft also licenses Windows Media Technologies 7, a platform for authoring, delivering and playing digital media intended to compete with RealSystem, and supports and promotes other third party products competitive to our products. In addition, Microsoft provides servers that support Windows Media Technologies at no additional cost to customers who purchase its servers, whereas we offer most versions of our competitive servers for sale. In some cases, Microsoft conditions use of the Windows Media Digital Rights Management and security technologies supported by Windows XP to support for Windows Media formats and use of Windows Media Player and servers. We compete with Microsoft in the market for digital rights management technologies. We expect Microsoft and other competitors to devote significantly greater resources to product development in the music management and digital media categories in the future.

     Microsoft also competes with us to attract broadcasters and owners of high quality or popular content to promote and deliver such content in Microsoft’s formats, in some cases on an exclusive or preferential basis. While we have rights to play back certain content in Microsoft formats through our player products under a limited set of conditions, we may not secure necessary rights from Microsoft to enable our products to play back all such content or content in Microsoft’s newest formats at all, or on commercially reasonable terms. Our player products may be disadvantaged if they cannot play content in Windows Media formats or content that is secured by the Windows Media Digital Rights Management technology, or if such content providers do not also make their content available in RealNetworks’ media formats using digital rights management systems supported by us. In some cases, we believe Microsoft uses its financial resources and monopoly leverage to obtain rights to such content, and to incent content providers to prepare their content in Microsoft’s formats. In addition, Microsoft has recently announced its intention to compete with our RealOne subscription service, and may use similar incentives to induce content providers to offer content for its proposed subscription service. We believe that Microsoft’s commitment to and presence in the media delivery industry has increased and that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

     In addition to Microsoft, we face increasing competition from other companies that develop and market streaming media products. For example, Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and licenses for free source code to the server under the conditions of Apple’s end user license agreement. Apple also offers competitive music management software and hardware. We expect that Apple will devote significant resources to developing and marketing digital media systems, and will continue to compete vigorously with us in the marketplace. Apple has enlisted the open source code community to assist its development of competitive products. Companies such as AOL Time Warner and Yahoo! and many smaller competitors also offer various products that compete with our player products and content subscription services. In connection with the deployment of RealSystem iQ in AOL’s Internet service, we also licensed our RealPlayer technology to AOL for use with its own Internet service application. Such licensing may impact the number of end users of our player products if AOL users only use AOL applications. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage.

     We do not believe that clear standards have emerged with respect to non-PC wireless and cable-based systems. Likewise, no one company has gained a dominant position in the mobile device market. However, certain products and services in these markets support our technology, and certain support our competitors’ technology, especially Microsoft, which can use its monopoly position in the operating system business and other financial resources to gain access to these markets, potentially to the exclusion of us. Other companies’ products and services or new standards may emerge in any of these areas, which could reduce demand for our products or render them obsolete.

     Our streaming media and media delivery products also face competition from “fast download” media delivery technologies such as AVI, QuickTime and MP3. We also face competition from peer-to-peer file sharing services, which allow computer users to connect with each other and directly access and copy many types of program files, including music and other media, from one another’s hard drives, such as Napster, Gnutella, Morpheus and KaZaA, and a variety of other similar services that have arisen since certain services of Napster were shut down by court order. Such services allow consumers to directly access an expansive array of free content without relying on content providers to make the content available for streaming or digital download, and without relying on products such as the RealPlayer or RealJukebox to be able to play, record and store such content. These services also compete with our for-pay RealOne Music subscription service. Other fast download or non-streaming IP-based content distribution methods are likely to emerge and could compete with our products and services, which could harm our business.

     Subscription Services. In August 2000, we introduced our RealPlayer GoldPass subscription service, which provided customers access to a combination of premium software, services and content in exchange for a monthly fee. In December 2001, we launched RealOne, the successor to our GoldPass subscription service, which incorporates our RealPlayer and RealJukebox products together in a new version of our player products, the RealOne Player. Members of RealOne have access to premium subscription content and are able to take advantage of certain enhanced features of the RealOne Player. RealOne competes with both traditional and online entertainment service providers and we anticipate increasing competition for online subscription service revenues from a wide range of companies, including AOL Time Warner, Microsoft and Yahoo!. Many of these providers have significantly more resources, including access to content, and experience in providing subscription or similar services to customers. In order to increase our subscription service revenues, we must continue to obtain premium digital content in order to increase subscriptions and overall customer satisfaction.

To date, a limited amount of premium digital content has been made available for delivery over the Internet that can only be accessed through a for-pay service and not for free.

     In conjunction with the release of the RealOne Player and our RealOne subscription service, we also released our RealOne Music service, a for-pay, limited usage music subscription service. Our music subscription services will face competition from traditional offline music distribution competitors and from other new online music services, including pressplay, a joint venture formed between two leading media companies that are not participants in MusicNet, and the Rhapsody music service recently launched by Listen.com. Competing services, like pressplay and Rhapsody, may be able to obtain more or better music content than MusicNet, or may be able to license such content on more favorable terms than MusicNet. RealOne Music also faces competition from “free” peer-to-peer services.

     Media Hosting. Our media hosting service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting and broadcast services. These companies include Akamai, Digital Island, Yahoo! Broadcast Services and other emerging broadcast networks. Some of these competitors have cost or other advantages over our services and offer other services which Real Broadcast Network does not offer, such as Web page hosting or broadcast hosting in media formats not supported by Real Broadcast Network. Some of our media hosting competitors are also customers on whom we rely to help drive product download traffic to our Web sites through their broadcast events. We also sell servers and tools to competitors that compete with Real Broadcast Network.

     Web Site Destinations, Content and Advertising. Our Web sites and the Real.com Network compete for user traffic and Internet advertising revenues with a wide variety of Web sites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft’s Windows Media Guide, compete with us.

Intellectual Property

     As of December 31, 2001, we had 41 registered U.S. trademarks or service marks, and had applications pending for an additional 20 U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealSystem, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

     As of December 31, 2001, we had 17 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are continuously preparing additional patent applications on other current and anticipated features of our technology.

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

Employees

     At December 31, 2001, RealNetworks had 800 full-time employees and seven part-time employees, 689 of whom were based at RealNetworks’ executive offices in Seattle, Washington, 84 of whom were based at RealNetworks’ offices in Australia, Brazil, Canada, France, Germany, Hong Kong, Japan, Mexico, Singapore, South Korea and the United Kingdom, and 34 of whom were based at other locations. None of RealNetworks’

employees are subject to a collective bargaining agreement, and RealNetworks believes that its relations with its employees are good.

Position on Charitable Responsibility

     For the year ended December 31, 2001, we set aside 5% of our pre-tax net income (before goodwill amortization, acquisition charges, and stock-based compensation charges) for donations to charity. If we sustain pro forma profitability, we intend to donate approximately 5% of our annual pre-tax net income (before goodwill amortization, acquisition charges, and stock-based compensation charges) to charitable organizations. We have incorporated the RealNetworks Foundation to manage our charitable giving efforts. RealNetworks hopes to encourage employee giving by using a portion of its intended contribution to match charitable donations made by employees.

ITEM 2. PROPERTIES

     RealNetworks leases its corporate headquarters which are located in Seattle, Washington. The lease commenced on April 1, 1999 and expires on March 31, 2011, with an option to renew for either a three- or a ten-year period. As of December 31, 2001, RealNetworks leased approximately 280,000 square feet at an average monthly rent of approximately $575,000. In addition, RealNetworks leases approximately 133,000 square feet of additional office space in a second location in Seattle, Washington at an average monthly rent of $400,000 under a lease which commenced on October 1, 2000 and which expires on September 30, 2010. In 2001, we re-evaluated our facilities requirements and as a result, decided to sublet all of this office space for the remainder of the term of our lease.

ITEM 3. LEGAL PROCEEDINGS

     See Notes to Consolidated Financial Statements — Commitments and Contingencies (Note 12) for information regarding legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of RealNetworks’ shareholders during the fourth quarter of its fiscal year ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of RealNetworks as of February 15, 2002 were as follows:

NAME	AGE	POSITION

Robert Glaser	40	Chairman of the Board and Chief Executive Officer
Lawrence Jacobson	43	President and Chief Operating Officer
Phillip Barrett	48	Senior Vice President — Consumer Products
Kelly Jo MacArthur	37	Senior Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary
Martin Plaehn	44	Senior Vice President — Media Systems
Carla Stratfold	42	Senior Vice President — North American Sales
Brian V. Turner	42	Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer

     ROBERT GLASER has served as Chairman of the Board and Chief Executive Officer of RealNetworks since its inception in February 1994, and as Treasurer from February 1994 to April 2000. He also serves as RealNetworks’ Policy Ombudsman, with the exclusive authority to adopt or change the editorial policies of RealNetworks as reflected on its Web sites or in other communications or media in which RealNetworks has a significant editorial or media voice. Mr. Glaser holds a B.A. and an M.A. in Economics and a B.S. in Computer Science from Yale University.

     LAWRENCE JACOBSON has served as President and Chief Operating Officer of RealNetworks since February 2001. From January 2000 to January 2001, Mr. Jacobson served as President and Chief Operating Officer of Ticketmaster Corporation, the leading ticketing services company. From 1990 to January 2000, Mr. Jacobson was employed at News Corporation, a global media and distribution company, where he held various positions within its subsidiaries, most recently serving as President of the FOX Television Network. Mr. Jacobson holds a B.A. in Economics from Harvard College and an M.B.A. from Harvard Business School.

     PHILLIP BARRETT has served as Senior Vice President-Consumer Products of RealNetworks since August 2000. From July 1998 to July 2000, Mr. Barrett served as Senior Vice President — Media Technologies of RealNetworks, from January 1997 to July 1998, Mr. Barrett served as Senior Vice President — Media Systems of RealNetworks, and from November 1994 to January 1997 he served as Vice President — Software Development of RealNetworks. From March 1986 to October 1994, Mr. Barrett was a Development Group Manager at Microsoft, where he led development efforts for Windows 386, Windows 3.0 and Windows 3.1. Mr. Barrett holds an A.B. in Mathematics from Rutgers University and an M.S. in Computer Sciences from the University of Wisconsin, Madison.

     KELLY JO MACARTHUR has served as Senior Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary of RealNetworks since April 2000, and as Vice President and General Counsel of RealNetworks from October 1996 to April 2000. From 1995 to 1996, Ms. MacArthur served as General Counsel and Director of Business Affairs for Compton’s NewMedia, Inc. From 1989 to 1994, Ms. MacArthur was an attorney with the firm of Sidley & Austin in Chicago. Ms. MacArthur graduated summa cum laude from the University of Illinois at Champaign-Urbana and holds a J.D. from Harvard Law School.

     MARTIN PLAEHN has served as Senior Vice President — Media Systems of RealNetworks since September 1999. From April 1996 to August 1999, Mr. Plaehn served as President of Viewpoint Digital and as its Chairman and CEO until its acquisition by Computer Associates in October 1998. From 1990 to 1996, Mr. Plaehn served as Executive Vice President of Business and Product Development and was a member of the Board of Directors of Wavefront Technologies Inc., which was acquired by Silicon Graphics in 1995. Mr. Plaehn started his career as a software developer at General Atomic Company in 1978, ISSCO Graphics in 1980, and Template Graphics Software from 1982 to 1990. Mr. Plaehn holds a B.A from the University of California San Diego and is a graduate of UCSD’s Executive Program for Scientists and Engineers.

     CARLA STRATFOLD has served as Senior Vice President-North American Sales of RealNetworks since May 2001. From December 1998 to March 2000, Ms. Stratfold served as Vice President of Business Development of BackWeb Technologies Ltd., a provider of Internet communication infrastructure software. From 1988 to November 1998, Ms. Stratfold was employed by Oracle Corporation, a leading supplier of software for information management, where she held various positions, most recently serving as Vice President of Product Sales and Marketing. Ms. Stratfold holds a B.S. in Political Science from Washington State University.

     BRIAN V. TURNER has served as Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer of RealNetworks since October 2001. From December 2000 to October 2001, Mr. Turner served as President, Chief Operating Officer and Secretary, and from April 1999 to December 2000, as Senior Vice President of Operations, Chief Financial Officer and Secretary of BSQUARE Corporation, a company engaged in the development, marketing and support of a variety of software products and services for the development and deployment of intelligent computing devices. From September 1995 to April 1999, Mr. Turner served as the Senior Vice President of Operations and Chief Financial Officer of RadiSys Corporation, a manufacturer and designer of computers. Between July 1982 and September 1995, Mr. Turner was employed by PricewaterhouseCoopers LLP, an accounting firm, most recently as a director in Corporate Finance. Mr. Turner holds a B.A. degree in international political science and a B.B.A. in accounting from the University of Washington.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     RealNetworks’ common stock has been traded on the Nasdaq National Market under the symbol “RNWK” since the Company’s initial public offering in November 1997. There is no assurance that any quantity of the common stock could be sold at or near reported trading prices.

     The following table sets forth for the periods indicated the high and low sale prices for our common stock, as adjusted for stock splits. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2001

	High	Low

First Quarter	$12.375	5.000
Second Quarter	15.670	6.125
Third Quarter	12.470	3.260
Fourth Quarter	7.710	4.560

Year Ended December 31, 2000

	High	Low

First Quarter	$96.000	50.375
Second Quarter	58.313	29.625
Third Quarter	59.500	35.250
Fourth Quarter	42.000	5.188

     We have not paid any cash dividends and do not intend to pay any cash dividends in the foreseeable future.

     As of March  4, 2002, there were approximately 705 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

Recent Sales of Unregistered Securities

     Between October 1, 2001 and December 31, 2001, RealNetworks has issued and sold unregistered securities as follows:

(1)	A warrant for the purchase of an aggregate of 533 shares of Common Stock having an exercise price of $22.3125 was issued to a service provider in November 2001 pursuant to a contractual agreement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes included elsewhere in this report.

	Years ended December 31,

	2001	2000	1999	1998	1997

		(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Software license fees	$108,586	148,091	90,627	48,487	29,165
Service revenues	64,740	52,505	26,466	14,742	4,972
Advertising	15,579	40,942	14,149	3,148	2,254

Total net revenues	188,905	241,538	131,242	66,377	36,391

Cost of revenues:
Software license fees	7,969	14,341	13,006	8,308	3,800
Service revenues	23,895	14,718	6,579	2,631	2,392
Advertising	6,324	9,629	2,906	1,727	920

Total cost of revenues	38,188	38,688	22,491	12,666	7,112

Gross profit	150,717	202,850	108,751	53,711	29,279

Operating expenses:
Research and development	55,904	57,819	38,415	22,480	15,651
Sales and marketing	73,129	101,197	53,465	33,460	22,954
General and administrative	20,554	27,807	16,380	11,540	7,635
Loss on excess office facilities	22,208	—	—	—	—
Personnel reduction and related charges	3,613	—	—	—	—
Goodwill amortization, acquisition charges, and stock based compensation	40,633	142,053	3,531	10,319	—

Total operating expenses	216,041	328,876	111,791	77,799	46,240

Operating loss	(65,324)	(126,026)	(3,040)	(24,088)	(16,961)

Other income (expense), net	(13,497)	18,871	9,966	4,135	1,892

Net income (loss) before income taxes	(78,821)	(107,155)	6,926	(19,953)	(15,069)
Income tax expense (benefit)	(4,058)	2,966	—	—	—

Net income (loss)	$(74,763)	(110,121)	6,926	(19,953)	(15,069)

Basic net income (loss) per share	$(0.47)	(0.72)	0.05	(0.15)	(0.92)
Diluted net income (loss) per share	$(0.47)	(0.72)	0.04	(0.15)	(0.92)
Shares used to compute basic net income (loss) per share	160,532	153,870	142,016	130,156	16,906
Shares used to compute diluted net income (loss) per share	160,532	153,870	166,576	130,156	16,906

	December 31,

	2001	2000	1999	1998	1997

		(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$344,509	364,710	344,627	89,801	93,677
Working capital	285,279	305,322	273,827	57,746	87,216
Total assets	567,860	578,408	411,124	128,774	119,469
Shareholders’ equity	464,879	480,812	330,559	81,304	78,680

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. RealNetworks’ actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Factors that May Affect Our Business, Future Operating Results and Financial Condition,” included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents that RealNetworks files from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in this report.

Overview

     RealNetworks is a leading global provider of software products and services for Internet media delivery. We develop and market software products and services designed to enable users of personal computers and other consumer electronic devices to send and receive audio, video and other multimedia services using the World Wide Web.

     We were incorporated in February 1994 and were in the development stage until July 1995, when we released the commercial version of RealAudio Version 1.0, the first version of our RealPlayer products. In August 1996, we began selling RealPlayer Plus, a premium version of our RealPlayer product. Since its initial release, RealPlayer has been available for download free of charge from our websites. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that included RealAudio and RealVideo technology. In September 1999, we released the commercial versions of RealJukebox and RealJukebox Plus, a personal music management system. In August 2000, we released the gold version of RealPlayer 8, RealJukebox 2, RealDownload 4 and launched RealPlayer GoldPass, a for-pay media subscription service available to RealPlayer Plus customers. In December 2000, we released RealSystem iQ, a new foundational architecture for digital media delivery which increases the reliability of Internet broadcasts, scales to large audiences, and provides enhanced flexibility and cost-effectiveness for media delivery network deployments. In March 2001, we introduced RealArcade, a new end-to-end platform for the digital distribution of PC games benefiting both developers and consumers. In June 2001, we launched RealSystem Media Commerce Suite, a platform for Internet media commerce that is intended to provide a universal platform for secure distribution of digital movies, music, and other content. In December 2001, we launched RealOne, the successor to our GoldPass service, which incorporates our RealPlayer and RealJukebox products together with a new media browser and value-added services to create an immersing, multi-dimensional media experience for consumers.

We report revenues in three categories:

•	Software license fees, which include revenues from sales of our RealPlayer Plus, RealJukebox Plus, RealEntertainment Center Plus, RealServers and related authoring and publishing tools, both directly to customers and indirectly through OEM channels, and sales of third-party products, including games.

•	Service revenues, which include revenues from support and maintenance services that we sell to customers who purchase our RealPlayer Plus, RealJukebox Plus, RealEntertainment Center Plus, RealServers and related authoring and publishing tools, RealPlayer Gold Pass/RealOne subscription services, including our RealOne Music subscription service, broadcast hosting services we provide through our Real Broadcast Network and consulting services we offer to our customers.

•	Advertising revenues, which are derived from sales of advertising on our Web sites and client software and within the media streams that we host on behalf of our corporate customers.

     The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Years ended December 31,

	2001	2000	1999

Net revenues:
Software license fees	57.5%	61.3%	69.0%
Service revenues	34.3	21.7	20.2
Advertising	8.2	17.0	10.8

Total net revenues	100.0	100.0	100.0
Cost of revenues:
Software license fees	4.2	5.9	9.9
Service revenues	12.7	6.1	5.0
Advertising	3.3	4.0	2.2

Total cost of revenues	20.2	16.0	17.1

Gross profit	79.8	84.0	82.9

Operating expenses:
Research and development	29.6	23.9	29.3
Sales and marketing	38.7	41.9	40.7
General and administrative	10.9	11.5	12.5
Loss on excess office facilities	11.8	—	—
Personnel reduction and related charges	1.9	—	—
Goodwill amortization, acquisitions charges, and stock based compensation	21.5	58.9	2.7

Total operating expenses	114.4	136.2	85.2

Operating loss	(34.6)	(52.2)	(2.3)

Other income (expense):
Interest, net	9.3	9.0	8.8
Equity in net loss of MusicNet	(2.1)	—	—
Impairment of equity investments	(13.4)	—	—
Other, net	(0.9)	(1.2)	(1.2)

Other income (expense), net	(7.1)	7.8	7.6

Income tax expense (benefit)	(2.1)	1.2	—

Net income (loss)	(39.6)%	(45.6)%	5.3%

Critical Accounting Policies and Estimates

     Our critical accounting policies and estimates are as follows:

•	Revenue recognition

•	Estimating sales returns and the allowance for doubtful accounts

•	Estimating losses on excess office facilities

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies

•	Valuation of long-lived assets and goodwill

     Revenue recognition. We report our revenue in three categories (i) license revenue, which includes software license fees sold both directly to customers and indirectly through OEM channels, and third party software license fees, including games, (ii) services revenue which includes software maintenance and support, GoldPass/RealOne subscription services, training, consulting and broadcast hosting services, and (iii)

advertising revenue, which results from our selling of advertising on our Web sites and within the media streams we host on behalf of our corporate customers. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

     We recognize revenue pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

     For all sales, except those completed via credit card transactions through the Internet, we use either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. For sales made via the Internet, we use the customer’s authorization to charge their credit card as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

     For software license fees in single element arrangements and multiple element arrangements which do not include customization or consulting services, delivery typically occurs when the product is made available to the customer for download or when products are shipped to customers. For service and advertising revenues, delivery typically occurs when services have been performed.

     At the time of each transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, is based upon a variable matrix such as a minimum level of distribution or is subject to refund, we account for the fee as not being fixed and determinable. In these cases, we defer revenue and recognize it when it becomes due and payable.

     We assess the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. We do not request collateral from our customers but often require payments before or at the time products and services are delivered. If we determine that collection of a fee is not reasonably assured, we defer revenue until the time collection becomes reasonably assured, which is generally upon receipt of cash.

     For multiple element arrangements, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, we recognize revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products for which no installation or customization is required based upon the amounts we charge when support and upgrades are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates we charge for our employees when they are performing these services provided we have the ability to accurately estimate the hours required to complete a project based upon our experience with similar projects. For multiple element arrangements involving installation or customization, Company specific objective evidence is established for support and maintenance arrangements if our customers have an optional annual renewal rate specified in the arrangement and the rate is substantive.

     If specific objective evidence does not exist for an undelivered element in a software arrangement, which, for us, typically relates to the development of complex content delivery networks which include software licenses, consulting services and product support, revenue is recognized over the term of the support period commencing upon delivery of our technology to the customer. In these cases, delivery is defined as when the content delivery network is installed and operating in accordance with contract specifications.

     Revenue from software license agreements with original equipment manufacturers (OEM) is recognized when the OEM delivers its product incorporating our software to the end user. In the case of prepayments received from an OEM, we typically recognize revenue based on the actual products sold by the OEM. If we provide ongoing support to the OEM in the form of future upgrades, enhancements or other services over the term of the contract, revenue is recognized ratably over the term of the contract.

     Service revenues include payments under support and upgrade contracts, GoldPass and RealOne media subscription services, and fees from consulting services and streaming media content hosting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenues are recognized ratably over the period that services are provided. Other service revenues are recognized when the services are performed.

     Fees generated from advertising are recognized as advertising is delivered over the terms of the contracts. We may guarantee a minimum number of advertising impressions, click-throughs or other criteria on our Web sites or products for a specified period. To the extent these guarantees are not met, we defer recognition of the corresponding revenues until guaranteed delivery levels are achieved.

     Sales returns and the allowance for doubtful accounts. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing reserves for sales returns and the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze the age of accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

     Loss on excess office facilities. During the year, we made significant estimates in determining the appropriate loss to recognize in recording our loss on excess office facilities. The significant factors we considered in making our estimate are discussed in “Loss on excess office facilities.”

     Impairment of investments. As part of the process of preparing our consolidated financial statements we periodically evaluate whether any declines in the fair value of our investments are other-than-temporary. Significant judgments and estimates must be made to assess whether an other-than-temporary decline in fair value of investments has occurred and to estimate the fair value of investments in privately held companies. See “Other income (expense), net” for a discussion of the factors we considered in evaluating whether declines in fair value of our investments were other-than-temporary and the factors we considered in estimating the fair value of investments in private companies.

     Valuation of long-lived assets and goodwill. We assess the impairment of long-lived assets and enterprise goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	our market capitalization relative to net book value;

•	poor economic performance relative to expected historical or projected future operating results;

•	significant negative industry, economic or company specific trends; and

•	changes in the manner of our use of the assets or the plans for our business;

     If we were to determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     In 2002, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

     We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Revenues

	2001	Change	2000	Change	1999

		(dollars in thousands)
Software license fees	$108,586	(27)%	$148,091	63%	$90,627
Service revenues	64,740	23	52,505	98	26,466
Advertising	15,579	(62)	40,942	189	14,149

Total net revenues	$188,905	(22)%	$241,538	84%	$131,242

     Software License Fees. Software license fees were $108.6 million in 2001, a decrease of 27% from $148.1 million in 2000. We believe the decrease was due in part to continuing cutbacks in capital and information technology spending by our customers and potential customers as a result of global economic conditions. We further believe the decrease was due to a significant reduction in equity funding of new and Internet-related businesses in 2001. We believe that this reduced funding impacted, either directly or indirectly, Internet-related and other technology-centric businesses, which thereby impacted both our customers and potential customers. The reduced availability of funding has contributed to certain of our customers and potential customers ceasing operations and others experiencing difficult financial situations. We believe that this environment has also resulted in current and potential customers delaying or foregoing purchases and has caused sales cycles for some customers to take longer than in the past. These factors negatively impacted our revenues in 2001. Additionally, we have focused our consumer promotional activities to feature our GoldPass and RealOne subscription services, which has resulted in a shift of our revenues from software license fees to service revenues. These subscription services have characteristics of longer-term, recurring revenue, unlike our software product offerings that often generate one-time, non-recurring revenue, exclusive of service and support arrangements. This has also resulted in a decrease in our software license fees. Additionally, software license fees for 2000 included $5.2 million related to a three-year license agreement we entered into with

Microsoft Corporation in June 1997, which expired in the quarter ended June 30, 2000. There was no such Microsoft-related revenue in 2001.

     Software license fees were $148.1 million in 2000, an increase of 63% from $90.6 million in 1999. The increase was due primarily to a greater volume of products sold as a result of growth in the demand for media delivery on the Internet and the introduction of new products. Revenues also increased during 2000 as a result of sales of our products to companies deploying content distribution networks and increased distribution of our products associated with new OEM agreements. In addition, we introduced new products in 2000 including RealEntertainment Center Plus and RealDownload, a product associated with our acquisition of NetZip, Inc. Software license fees for 2000 and 1999 included $5.2 million and $10.3 million, respectively, related to our three-year license agreement with Microsoft discussed above.

     Service Revenues. Service revenues were $64.7 million in 2001, an increase of 23% from $52.5 million in 2000. The increase during 2001 was primarily attributable to the continued growth of our GoldPass subscription services, which was renamed RealOne in the fourth quarter of 2001. Revenue related to GoldPass/RealOne was $28.2 million in 2001 compared to $2.0 million in 2000. This increase was partially offset by decreases in other service offerings, including content hosting services and support and maintenance services. We believe the decrease in these other service offerings was due to the economic and market conditions described in the above section entitled “Software License Fees.” Service revenues were $52.5 million in 2000, an increase of 98% from $26.5 million in 1999. The increase during 2000 was primarily attributable to increased sales of support and upgrade contracts to customers deploying our server products in content distribution networks, a larger installed base of our server products, increases in streaming media hosting services, and the introduction of our GoldPass subscription services in the third quarter of 2000.

     Advertising. Advertising revenues were $15.6 million in 2001, a decrease of 62% from $40.9 million in 2000. The decrease was primarily due to a decline in the demand for Internet advertising, as well as the overall unfavorable advertising market in 2001. This reduced demand resulted in lower average advertising rates. Additionally, certain longer-term promotional and advertising contracts were not renewed and some of our advertising customers and potential customers have ceased operations. Advertising revenues were $40.9 million in 2000, an increase of 189% from $14.1 million in 1999. The increase was due to increased traffic on our Web sites, the increased effectiveness of our advertising sales force, higher average advertising rates, and revenue associated with increased sales and distribution of RealChannels, LiveStations, search functionality, and other advertisements and promotional links included in our RealPlayer and RealJukebox software products.

Revenues by Product Type

	2001	Change	2000	Change	1999

		(dollars in thousands)
Consumer	$47,005	(41)%	$79,290	34%	$59,248
Subscription services	28,231	1,322	1,986	n/a	—
Systems	98,090	(18)	119,320	106	57,845
Advertising revenue	15,579	(62)	40,942	189	14,149

Total net revenues	$188,905	(22)%	$241,538	84%	$131,242

     Consumer. Consumer revenues are derived from sales of our RealPlayer Plus, RealJukebox Plus, RealEntertainment Center Plus products, revenues from support and maintenance services that we sell to customers who purchase these products, and third-party products, including games. Consumer revenues were $47.0 million in 2001, a decrease of 41% from $79.3 million in 2000. We believe the decrease was primarily due to the change in focus of our promotional activities to feature our GoldPass and RealOne subscription services, which has resulted in a shift of our revenues from consumer revenue to subscription services revenue.

These subscription services have characteristics of longer-term, recurring revenue, unlike our software product offerings that typically generate one-time, non-recurring revenue, exclusive of service and support arrangements. Consumer revenue was $79.3 million in 2000, an increase of 34% from $59.2 million in 1999. We believe the increase in 2000 was due primarily to a greater volume of products sold as a result of growth in the demand for media delivery on the Internet and the introduction of new products.

     Subscription Services. Subscription services revenues, which consists of our GoldPass and RealOne subscription services, were $28.2 million in 2001, an increase of 1322% from $2.0 million in 2000. The increase during 2001 was primarily attributable to the continued growth of our GoldPass subscription services, which were renamed RealOne in the fourth quarter of 2001. Additionally, GoldPass was launched in the third quarter of 2000, and therefore the GoldPass-related revenues in 2000 do not represent a full year of revenue for comparison purposes. Since its initial launch, we have increasingly focused our promotional activities to feature our GoldPass and RealOne subscription services, leading to greater consumer adoption rates and higher revenues. There were no subscription services revenues in 1999. Our subscription services offerings represent a relatively new business model for Internet media delivery and a new business model for us. We cannot predict how these subscription offerings will perform in the future or at what rate subscription revenues will grow, if at all.

     Systems. Systems revenues are derived from sales of our RealServers and related authoring and publishing tools, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide through our Real Broadcast Network and consulting services we offer to our customers. Systems revenues were $98.1 million in 2001, a decrease of 18% from $119.3 million in 2000. We believe the decrease during 2001 was due in part to continuing cutbacks in capital and information technology spending by our customers and potential customers as a result of global economic conditions. Additionally, there was a significant reduction in equity funding of new and Internet-related businesses in 2001 which impacted, either directly or indirectly, Internet-related and other technology-centric businesses, which thereby directly impacted both our customers and potential customers. The reduced availability of funding has contributed to certain of our customers and potential customers ceasing operations and others experiencing difficult financial situations. We believe that this environment has also resulted in current and potential customers delaying or foregoing purchases and has caused sales cycles for some customers to take longer than in the past. Additionally, systems revenues for 2000 included $5.2 million related to a three-year license agreement we entered into with Microsoft in June 1997, which expired in the quarter ended June 30, 2000. There was no such Microsoft-related revenue in 2001.

     Systems revenues were $119.3 million in 2000, an increase of 106% from $57.8 million in 1999. The increase during 2000 was primarily attributable to higher revenues from sales of our products and related support and upgrade contracts to customers deploying our server products in content distribution networks, a larger installed base of our server products and increases in streaming media hosting services. Systems revenues for 2000 and 1999 included $5.2 million and $10.3 million, respectively, related to our three-year license agreement with Microsoft discussed above.

     Advertising. Advertising revenues were $15.6 million in 2001, a decrease of 62% from $40.9 million in 2000. Advertising revenues were $40.9 million in 2000, an increase of 189% from $14.1 million in 1999. See “Revenues— Advertising” above for analysis.

Geographic Revenues

	2001	Change	2000	Change	1999

		(dollars in thousands)
United States	$134,190	(24)%	$177,484	71%	$103,545
Europe	27,809	(19)	34,499	128	15,124
Asia	19,197	(7)	20,710	107	9,992
Rest of the world	7,709	(13)	8,845	243	2,581

Total	$188,905	(22)%	$241,538	84%	$131,242

     International revenues represented 29% of total net revenues in 2001, 27% in 2000 and 21% in 1999. International revenues increased as a percentage of total net revenues in 2001 and 2000 primarily because we continued to release versions of our products in additional international languages and to open new sales offices in other countries. Revenues generated in Europe were 15% of total net revenues in 2001, 14% of total net revenues in 2000 and 12% of total net revenues in 1999, and revenues generated in Asia were 10% of total net revenues in 2001, 9% of total net revenues in 2000 and 8% of total net revenues in 1999. At December 31, 2001, accounts receivable due from international customers represented approximately 32% of trade accounts receivable. The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. Results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. We currently do not hedge the majority of our foreign currency exposures and therefore are subject to the risk of changes in exchange rates. The costs of both domestic and international revenues are substantially the same.

Deferred Revenues

     We had deferred revenue of $46.8 million as of December 31, 2001, a decrease of $4.4 million from $51.3 million as of December 31, 2000. Deferred revenues primarily result from our systems business. The decrease is due to the timing of cash prepayments under certain existing contracts and an overall decrease in volume of new systems contracts. Revenue from contracts with customers developing content delivery networks is generally recognized over the term of the arrangement commencing upon the customer’s deployment of our technology in their network build-out. Many of these agreements were entered into with content delivery networks with limited operating histories and as such, we have historically required prepayments from such customers. The cash prepayments associated with these contracts are recorded as deferred revenue and amounted to $27.2 million and $26.9 million at December 31, 2001 and 2000, respectively. If we enter into similar agreements in the future with more established companies, we may not require these prepayments and our deferred revenue balances may decline as a result. The remaining balance of deferred revenue is comprised of the unrecognized portion of support contracts, prepayments under OEM arrangements, and other prepayments for which the earnings recognition process has not been completed.

Cost of Revenues

	2001	Change	2000	Change	1999

		(dollars in thousands)
Software license fees	$7,969	(44)%	$14,341	10%	$13,006
Service revenues	23,895	62	14,718	124	6,579
Advertising	6,324	(34)	9,629	231	2,906

Total cost of revenues	$38,188	(1)%	$38,688	72%	$22,491

As a percentage of total net revenues	20%		16%		17%

     Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, fees paid to third-party vendors for order fulfillment and royalties paid on sales of games and other third-party products. Cost of software license fees was $8.0 million in 2001, a decrease of 44% from $14.3 million in 2000, and decreased as a percentage of software license fees to 7% from 10% in 2000. The decreases for 2001 were primarily due to lower sales volumes and the expiration of certain royalty agreements. Cost of software license fees was $14.3 million in 2000, an increase of 10% from $13.0 million in 1999, but decreased as a percentage of software license fees to 10% from 14% in 1999. The increase in costs for 2000 was due primarily to higher sales volumes. The decreases in percentage terms for both periods were due primarily to the expiration of certain royalty agreements and a reduction in per unit fulfillment costs.

     Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and consulting services, expenses incurred in providing our streaming media hosting services and cost of content included in our GoldPass/RealOne subscription service offerings. Cost of service revenues was $23.9 million in 2001, an increase of 62% from $14.7 million in 2000, and increased as a percentage of service revenues to 37% from 28% in 2000. The increase in costs was primarily due to costs associated with content included in our GoldPass/RealOne subscription service, introduced in August 2000, as well as increased customer service and technical support costs associated with our subscription services. Costs of content include our agreements with Major League Baseball, the National Basketball Association, ABCNEWS.com, CBS SURVIVOR INSIDER, CNN, E! Networks, FOXSports.com and other providers of subscription services media content. The costs associated with the content agreements are expensed over the contract terms. Cost of service revenues was $14.7 million in 2000, an increase of 124% from $6.6 million in 1999, and increased as a percentage of service revenues to 28% from 25% in 1999. The increase in costs in 2000 was primarily due to increased staff and contract personnel to provide services to a greater number of customers, including consulting and streaming media hosting customers, increased bandwidth costs as a result of increased streaming media hosting services, expansion of customer service and technical support into international regions, and support costs related to the introduction of new products and services including RealDownload, Real Entertainment Center, and our GoldPass subscription service. The increases in percentage terms in both periods were due to shifts in product mix towards our GoldPass/RealOne subscription services, which are characterized by relatively higher costs of revenues than our other service offerings.

     Our GoldPass/RealOne subscription services are a relatively new and growing portion of our business. This subscription services business is characterized by relatively higher costs of revenues than our other products and services, primarily due to the cost of licensing media content for these services. As a result, if this portion of our business continues to grow, we anticipate that our cost of service revenues may grow at an increased rate relative to net revenues and thereby may lead to reductions in our gross margins in the future.

     Cost of Advertising. Cost of advertising includes the cost of personnel associated with maintenance of programming services, content creation and maintenance, fees paid to third parties for content included in our websites and ad delivery services. Cost of advertising was $6.3 million in 2001, a decrease of 34% from $9.6 million in 2000, but increased as a percentage of advertising revenues to 41% from 24% in 2000. The decrease in costs was primarily due to lower sales volumes, the expiration of certain advertising contracts and shifting programming personnel to other areas of our business. The increase in percentage terms in 2001 was due to fixed expenses decreasing at a slower rate than the decrease in revenues. Cost of advertising was $9.6 million in 2000, an increase of 231% from $2.9 million in 1999, and increased as a percentage of advertising revenues to 24% from 21% in 1999. The increase in costs for 2000 was primarily due to increases in the quality and quantity of content available on our Web sites and cosmetic enhancements made to existing Web sites. The increase in percentage terms in 2000 was due to fixed expenses increasing at a faster rate than the increase in advertising revenues.

Operating Expenses

  Research and Development

	2001	Change	2000	Change	1999

		(dollars in thousands)
Research and development	$55,904	(3)%	$57,819	51%	$38,415
As a percentage of total net revenues	30%		24%		29%

     Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock compensation, were $55.9 million in 2001, a decrease of 3% from $57.8 million in 2000, but increased as a percentage of total net revenues to 30% from 24% in 2000. The decrease in expenses was primarily due to a reduction in personnel and contract labor in July 2001 and increased efficiencies as part of an overall plan to control costs. These reductions were partially offset by expenses related to the development of new technology and products. New product developments in 2001 included RealArcade, the RealSystem Media Commerce Suite and the release of the RealOne Player and the related RealOne subscription service. The increase in percentage terms was primarily a result of expenses decreasing at a slower rate than the decrease in net revenues in 2001. Research and development expenses, excluding non-cash stock compensation, were $57.8 million in 2000, an increase of 51% from $38.4 million in 1999, but decreased as a percentage of total net revenues to 24% from 29%. The increase in expenses was primarily due to increases in internal development personnel, related personnel costs, consulting expenses and contract labor related to the development of new technology and products and enhancements made to existing products. New product developments in 2000 included RealSystem iQ and RealVideo 8. In 2000, we also made enhancements to existing products, including RealPlayer 8, RealJukebox 2 and RealDownload 4. The decrease in percentage terms was primarily a result of expenses increasing at a slower rate than the increase in net revenues in 2000.

  Sales and Marketing

	2001	Change	2000	Change	1999

		(dollars in thousands)
Sales and marketing	$73,129	(28)%	$101,197	89%	$53,465
As a percentage of total net revenues	39%		42%		41%

     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expenses, excluding non-cash stock compensation, were $73.1 million in 2001, a decrease of 28% from $101.2 million in 2000, and decreased as a percentage of total net revenues to 39% from 42% in 2000. The decrease in expenses for 2001 was primarily due to reductions in personnel and contract labor and decreases in advertising and marketing expenses as part of an overall plan to control costs. These reductions were partially offset by costs associated with opening sales offices in Korea and Singapore. The decrease in percentage terms was a result of cost saving measures that reduced sales and marketing expenses more rapidly than the rate of the decline in net revenues in 2001. Sales and marketing expenses, excluding non-cash stock compensation, were $101.2 million in 2000, an increase of 89% from $53.5 million in 1999, and increased as a percentage of total net revenues to 42% from 41% in 1999. The increase in expenses was due to the expansion of our direct sales and marketing organization, the creation of additional foreign and domestic sales offices, increased trade show attendance, increased costs associated with our annual conference, advertising and marketing expenses associated with the launch of new products and increased advertising, promotions and expenses related to our overall corporate branding and marketing. The increase in percentage terms was a result of expenses increasing at a faster rate than the increase in net revenues in 2000.

  General and Administrative

	2001	Change	2000	Change	1999

	(dollars in thousands)

General and administrative	$20,554	(26)%	$27,807	70%	$16,380
As a percentage of total net revenues	11%		12%		12%

     General and administrative expenses consist primarily of salaries, related personnel costs, and fees for professional and temporary services. General and administrative expenses were $20.6 million in 2001, a decrease of 26% from $27.8 million in 2000, and decreased as a percentage of total net revenues to 11% from 12% in 2000. The decrease in expenses was primarily due to a reduction in personnel and decreased litigation defense costs. The decrease in percentage terms was due to expenses decreasing at a faster rate than the decrease in net revenues. General and administrative expenses were $27.8 million in 2000, an increase of 70% from $16.4 million in 1999, and remained constant at 12% of total net revenues. The increase in expenses in 2000 was primarily due to increased personnel costs and professional fees, litigation costs, and charitable contributions of 5% of our pre-tax net income (excluding amortization of goodwill, acquisition charges and stock-based compensation).

  Goodwill Amortization, Acquisition Charges and Stock-Based Compensation

     In August 1999, we acquired Xing Technology Corporation (Xing), a provider of standards-based digital audio and video encoding and decoding technology, including MP3 software. We issued approximately 1.5 million shares of our common stock in exchange for all of the outstanding shares of Xing capital stock. The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, our consolidated financial statements include the accounts of Xing for 1999 as if Xing had always been a part of RealNetworks.

     In January 2000, we acquired NetZip, Inc. (NetZip), a developer and provider of Internet download management and utility software. We issued approximately 1.6 million shares of our common stock in exchange for all outstanding shares of NetZip common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of NetZip’s operations are included in our consolidated financial statements since the date of acquisition. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of the acquisition. Of the total purchase price, $127.9 million was allocated to goodwill, and $0.9 million was allocated to tangible assets. Goodwill has been amortized over its estimated life of three years. Based on new accounting standards, the treatment of goodwill in 2002 and future periods will differ from historical accounting practices. See the section below entitled “Impact of recently issued accounting standards.”

     In connection with the NetZip acquisition, we incurred approximately $5.0 million in acquisition-related expenditures. These expenditures included $3.2 million in relocation payments and retention bonuses for NetZip employees, and $1.8 million in professional fees and other costs. As of December 31, 2001, substantially all of these costs had been paid. The cost of the retention bonuses was recognized as an operating expense over the related service period.

     In connection with our acquisition of NetZip, we also issued approximately 1.8 million shares of common stock to certain former stockholders of NetZip that were subject to forfeiture pursuant to the terms of restricted stock agreements entered into with each such stockholder. The restricted stock agreements provided that such common stock was subject to forfeiture over a period of 30 months beginning in January 2000 if such stockholders did not remain employed by RealNetworks. The value of $144 million for such shares of common stock was being amortized over the related forfeiture period. In April 2001, we repurchased approximately 738,000 shares of our common stock from these former NetZip stockholders for a nominal amount. We also released certain shares from the restrictions in the restricted stock agreements, making them no longer subject to repurchase. The net effect of this repurchase and release was that we recorded a reversal of previously recorded stock-based compensation expense of $(25.4) million. As a result, in 2001 we recorded a net benefit related to the reversal of accrued stock compensation of $(10.0) million. No future stock compensation expense related to the NetZip acquisition will be recognized.

     In December 2000, we acquired Aegisoft Corp. (Aegisoft), a developer of secure digital media software. We issued approximately 0.9 million shares of our common stock in exchange for all of the outstanding shares of Aegisoft capital stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Aegisoft’s operations are included in our consolidated financial statements since the date of acquisition. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of the acquisition. Of the total purchase price, $11.0 million was allocated to goodwill, and $0.1 million to identifiable tangible assets. Goodwill has been amortized over its estimated life of three years. Based on new accounting standards, the treatment of goodwill in 2002 and future periods will differ from historical accounting practices. See the section below entitled “Impact of recently issued accounting standards.”

     In connection with the Aegisoft acquisition, we incurred approximately $1.3 million in acquisition-related expenditures. These expenditures included $0.6 million in relocation payments for Aegisoft employees and $0.7 million in professional fees and other costs. As of December 31, 2001, substantially all of the costs had been paid. The cost of the relocation bonuses was recognized as an operating expense over the related service period.

     In connection with the acquisition of Aegisoft, we also issued approximately 0.3 million shares of common stock to certain former stockholders of Aegisoft that are subject to forfeiture over a period of three years pursuant to the terms of restricted stock agreements entered into with each such stockholder. The restricted stock agreements provided that such common stock is subject to forfeiture if such stockholders do not remain employed with RealNetworks. The value of $2.3 million for such shares of common stock is being amortized over the related forfeiture period.

     Stock-based compensation was a benefit of $(9.5) million for 2001, an expense of $96.6 million for 2000 and $0 for 1999. Stock-based compensation related to research and development was a benefit of $(9.5) million for 2001, an expense of $92.2 million for 2000 and $0 for 1999. Stock-based compensation related to sales and marketing was a benefit of $(42,000) in 2001, an expense of $4.5 million in 2000 and $0 for 1999. Goodwill amortization expense and acquisition charges for 2001, 2000 and 1999 were $50.2 million, $45.4 million and $3.5 million, respectively. While the changes between periods are due partly to the timing of acquisitions, particularly with respect to goodwill, the benefit related to stock-based compensation for 2001 was primarily due to the voluntary resignation of certain former NetZip employees from RealNetworks.

  Loss on excess office facilities

     In October 2000, we entered into a 10-year lease agreement for additional office space located near our corporate headquarters in Seattle, Washington. During the quarter ended June 30, 2001, we re-evaluated our facilities requirements and as a result, decided to permanently sublet all of this office space for the remaining term of our lease. We recorded a loss of $16.6 million representing approximately $9.6 million of rent and operating expenses over the remaining life of the lease, net of estimated sublease income and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. During the quarter ended September 30, 2001, the market for Seattle, Washington office space significantly deteriorated, sublease rates declined significantly from earlier estimates and many prospective tenants elected to defer their decisions to lease additional facilities. As a result, we re-evaluated our earlier estimates and recorded an additional loss on excess office facilities of $5.6 million during the quarter ended September 30, 2001. For 2001, the aggregate loss on excess office facilities including the write-down of leasehold improvements was $22.2 million. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. Although we believe our estimates are reasonable, additional losses may result if our actual experience differs from our projections. As of December 31, 2001, $12.4 million of the loss is included in accrued loss on excess office facilities.

  Personnel reduction and related charges

     In July 2001, we reduced our staffing levels by approximately 15% and recorded a charge of approximately $3.9 million to reflect costs associated with implementing the staff reduction. These costs were primarily related to severance payments, but also included other miscellaneous costs such as professional fees and outplacement services for terminated employees, all of which were incurred as of December 31, 2001. During the fourth quarter of 2001, we re-evaluated our estimates of costs associated with the staff reduction, and, as a result, reduced previously recorded costs by $0.3 million. Accordingly, the total cost of our personnel reduction and related charges was $3.6 million in 2001. Approximately $0.3 million of these costs were included in accrued and other liabilities as of December 31, 2001.

Other income (expense), net

	2001	Change	2000	Change	1999

	(dollars in thousands)
Interest income	$17,653	(19)%	$21,804	89%	$11,523
Equity in net loss of MusicNet	(3,946)	n/a	—	n/a	—
Impairment of equity investments	(25,342)	n/a	—	n/a	—
Other	(1,862)	(37)	(2,933)	88	(1,557)

Other income (expense), net	$(13,497)	(172)%	$18,871	89%	$9,966

     Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, equity in the net losses of MusicNet and impairment of certain equity investments. Other income (expense), net decreased from $18.9 million in 2000 to $(13.5) million in 2001, a decrease of 172%. The decrease for 2001 was due to lower effective interest rates and lower investment balances, the inclusion of equity in net losses of MusicNet and the inclusion of the impairment of certain equity investments. Other income (expense), net increased from $10.0 million in 1999 to $18.9 million in 2000, an increase of 89%. The increase for 2000 was primarily due to higher returns on higher invested cash balances as a result of cash generated from operations and proceeds from exercises of stock options.

     MusicNet is a joint venture formed with four media companies to create a platform for online music subscription services. MusicNet, which previously was a subsidiary of ours, issued additional shares of capital stock in April and July 2001 thereby reducing our ownership interest to approximately 36.8%. We account for our interest in MusicNet using the equity method of accounting. As a result, we record on our income statement our pro rata interest in MusicNet’s net income (loss). We anticipate that MusicNet will continue to incur losses in the foreseeable future. The carrying value for our investment in MusicNet is approximately $9.2 million as of December 31, 2001. Our Chief Executive Officer, Robert Glaser, is the Chairman and a member of the Board of Directors of MusicNet and also served as the temporary acting Chief Executive Officer of MusicNet from April 2001 until October 2001. Mr. Glaser receives no cash or equity remuneration for his services as Chairman and Director, nor did he receive any such remuneration for his services as the acting Chief Executive Officer. In 2001, we received $4.2 million in cash from MusicNet pursuant to the terms of a license agreement with MusicNet and recognized $0.4 million of revenue related to this agreement. We also provided certain administrative services on a transitional basis to MusicNet for which MusicNet reimbursed us approximately $2.1 million in 2001.

     We periodically evaluate whether any declines in the fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent for which the quoted market price is less than its accounting basis. We also consider other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. Our evaluation also considers publicly available information regarding the investee companies. Our investments in publicly traded companies are available for sale and are carried at current market value and classified as long term as they are strategic in nature. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2001, we determined that an other-than-temporary impairment had occurred for three of our investments. Impairment charges have been recorded to reflect these investments at fair value. For 2001, this determination resulted in a loss of $25.3 million, of which $16.5 million was reclassified to the consolidated statement of operations from accumulated other comprehensive loss.

Income taxes

     For 2001, we recorded an income tax benefit of $4.1 million, due primarily to the future tax benefit to be received on the loss on excess office facilities, offset by certain other items, when the losses become deductible for income tax purposes. During 2001, we recorded impairment losses for other-than-temporary declines in fair value of investments. We did not record a related income tax benefit for these losses, which can only be utilized to offset future capital gains in our consolidated statement of operations. We did, however, consider these unrealized capital losses in allocating income taxes to other comprehensive income (loss). Our effective tax rate differed from the amount computed by applying the statutory federal rate primarily due to impairment charges for which no tax benefit was recorded and due to nondeductible amortization of goodwill. For 2000, we recorded income tax expense of $3.0 million, although we did not pay federal income taxes, due primarily to tax deductions related to the exercise of employee stock options, the benefit of which is credited directly to shareholders’ equity. During 2000, our effective income tax rate differed from the amount computed by applying the statutory federal rate principally due to nondeductible amortization of goodwill and stock compensation charges related to the acquisition of NetZip and due to the reduction of the portion of the valuation allowance for deferred tax assets which was unrelated to employee stock options. Excluding nondeductible charges, our effective tax rate was approximately 8%. For 1999, our effective tax rate differed from the amount computed by applying the statutory federal rate primarily due to a reduction in the valuation allowance for deferred tax assets and due to nondeductible amortization of goodwill. As of December 31, 2001, we had net operating loss carryforwards of approximately $442 million. Substantially all of the net operating loss carryforwards and the related valuation allowance for deferred tax assets result from employee stock option deductions, the realization of which will increase shareholders’ equity.

Impact of recently issued accounting standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121).

     The provisions of SFAS 141 were adopted effective June 30, 2001. We did not complete any business combinations during the period from July 1, 2001 to December 31, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

     SFAS 141 requires, upon adoption of SFAS 142 on January 1, 2002, that we evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and that we make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we are required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first quarter of 2002. Any impairment loss will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 requires that we perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of January 1, 2002. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002.

     Upon adoption of SFAS 142 we will no longer amortize goodwill. During 2001, 2000 and 1999, we recognized goodwill amortization expense of $49.4 million, $42.4 million and $2.1 million, respectively. Although we do not anticipate an impairment charge upon the adoption of SFAS 142, we have not yet completed our analysis as of the date of this report.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS 121. We do not expect the adoption of SFAS 144 to have a material effect on our consolidated financial position or results of operations.

Equity Investments

     As of December 31, 2001, we owned marketable equity securities of a Japanese company. We own approximately 15% of the outstanding shares and this investment is accounted for as an available-for-sale security. During the fourth quarter of 2001, the market value of these shares significantly increased resulting in a carrying value at December 31, 2001 of $74.3 million. The increase over our cost basis, net of tax effects, is reflected as a component of comprehensive income (loss). The market for this company’s shares is relatively limited, the share price is volatile and our investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude can be realized through the disposition of these shares.

Liquidity and Capital Resources

     Net cash provided by operating activities was $14.9 million, $56.0 million, and $48.2 million in 2001, 2000 and 1999, respectively. Net cash provided by operating activities in 2001 resulted primarily from a net loss of $74.8 million, a decrease in deferred revenue of $4.7 million, a decrease in accrued and other liabilities of $5.7 million and an increase in prepaid expenses and other current assets of $3.9 million, offset by $25.3 million of impairment charges on investments, $19.1 million from the loss on excess office facilities, depreciation and amortization of equipment and leasehold improvements of $12.1 million, $41.2 million for goodwill amortization, acquisition charges and stock-based compensation and a decrease in accounts receivable of $3.1 million. Net cash provided by operating activities of $56.0 million in 2000 resulted primarily from a net loss of $110.1 million and increases in accounts receivable of $1.3 million and prepaid expenses and other current assets of $3.5 million, offset by an increase in deferred revenue of $3.7 million, an increase in accrued and other liabilities of $9.3 million, $142.1 million for goodwill amortization, acquisition charges and stock-based compensation and depreciation and amortization of equipment and leasehold improvements of $9.3 million. Net cash provided by operating activities of $48.2 million in 1999 resulted primarily from net income of $6.9 million as well as increases in accounts payable and accrued and other liabilities of $16.2 million and deferred revenue of $17.8 million.

     Net cash used in investing activities of $54.6 million, $89.9 million and $179.7 million in 2001, 2000 and 1999, respectively, was primarily related to net increases in short-term investments, purchases of equity securities held as long-term investments, and purchases of equipment and leasehold improvements.

     Net cash used in financing activities of $3.4 million in 2001 was primarily related to the repurchase of approximately $11.4 million of our common stock, partially offset by exercises of employee stock options. Net cash provided by financing activities of $21.7 million in 2000 was primarily from exercises of employee stock options. Net cash provided by financing activities of $240.7 million in 1999 primarily consisted of net proceeds from the sale of common stock and from the exercise of employee stock options.

     In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. As of December 31, 2001, we had repurchased approximately 2.4 million shares at an average cost of $5.28 per share.

     As of December 31, 2001, we had $361.8 million of cash and cash equivalents, short-term investments and restricted cash equivalents and our principal commitments consisted of obligations outstanding under operating leases. This was a decrease from $383.5 million as of December 31, 2000. This decrease is primarily due to purchases of investments and equipment and repurchases of common stock, partially offset by cash generated from operations.

     In January 1998, we entered into a lease agreement for a new location for our corporate headquarters. The lease commenced on April 1, 1999 and expires on April 1, 2011, with an option to renew the lease for either a three-or ten-year period. In October 2000, we entered into a 10-year lease agreement for additional office space for our corporate headquarters. During the second quarter of 2001, we re-evaluated our office space needs and subsequently decided to permanently sublet all of this additional office space for the remainder of the term of our lease.

     We do not hold derivative financial instruments or equity securities in our short-term investment portfolio. Our cash equivalents and short-term investments consist of high quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 5% of the total portfolio and requires that all investments mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase. Because we have historically had the ability to hold our fixed income investments until maturity, we would not expect our operating results or cash flows to be significantly affected by a sudden change in market interest rates in our securities portfolio.

     We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros (for Germany and France), pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2001 and 2000.

     We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We currently intend to continue our stock repurchase program into 2002, which will be a further use of cash. We currently have no planned significant capital expenditures for 2002 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders.

     At December 31, 2001, we had commitments to make the following future minimum payments (in thousands):

		Other
	Office	Contractual
	Leases	Obligations	Total

2002	$11,383	21,658	33,041
2003	11,351	7,075	18,426
2004	11,501	2,500	14,001
2005	11,860	—	11,860
2006	12,231	—	12,231
Thereafter	52,113	—	52,113

Total minimum payments	$110,439	31,233	141,672

     Other contractual obligations primarily relate to minimum contractual payments due to content and other service providers.

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

We Have a Relatively Limited Operating History, Which Makes it Difficult to Evaluate Our Business

     We were incorporated in February 1994 and have a relatively limited operating history. We have limited financial results on which you can assess our future success. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the streaming media software and media delivery systems markets in which we operate.

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

We Have a History of Losses

     We have incurred significant losses since our inception. As of December 31, 2001, we had an accumulated deficit of approximately $219.7 million. While we had net income in 1999, we had a net loss for the years ended December 31, 2000 and 2001, and we may not generate sufficient revenues to be profitable on a quarterly or annual basis in the future. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to be profitable in the future.

Our Operating Results are Likely to Fluctuate Significantly, Which May Cause Our Stock Price to Fluctuate

     As a result of our relatively brief operating history and the rapidly changing and uncertain nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period-to-period, and period-to-period comparisons are not likely to be meaningful. These fluctuations are caused by a number of factors, many of which are beyond our control. Our future operating results could fall below the expectations of public market analysts or investors, which would likely significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

     Our research and development and sales and marketing efforts, and other business expenditures generally, are partially based on predictions regarding certain developments for media delivery and digital media distribution. To the extent that these predictions prove inaccurate, our revenues may not be sufficient to offset these expenditures, and our operating results may be harmed.

Our Business Has Been and May Continue to Be Affected by Adverse Economic Conditions

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

     Microsoft is a principal competitor in the development and distribution of digital media and media distribution technology. Microsoft currently competes with us in the market for digital media servers and players, content creation tools, digital rights management, and other technology and services related to digital distribution of media, and has announced its intention to compete with our RealOne service in the market for subscription services. Microsoft’s commitment to and presence in the media delivery industry has increased and we expect that Microsoft will continue to increase competitive pressure in the overall market for digital media and media distribution.

     Microsoft distributes its competing streaming media server, player and tools products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge. Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services. Microsoft’s practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution and bundling contracts for its media delivery technologies and products with third parties such as ISPs, content delivery networks, online service providers, content providers, entertainment companies, media companies, broadcasters, VARs and OEMs, including third parties with whom we have relationships. Microsoft has also invested significant sums of money in, has provided substantial financial incentives to, or offered or conditioned placement on or through the Windows operating system, the Internet Explorer Web browser and Microsoft’s MSN service to certain of our current and potential customers and content suppliers, and we expect this trend to continue, which may cause those customers to stop using or reduce their use of our products and services and which may cause those content suppliers to withhold desirable media content from us or end users of our products and services. Such arrangements, together with Microsoft’s aggressive marketing of its Windows operating systems and digital media products, may reduce our share of the streaming media and digital distribution market.

     Microsoft’s Windows Media Player competes with our media player products. Certain versions of the Windows Media Player are available for download from Microsoft’s Web site for free, and the Windows Media Player is integrated into Microsoft’s recently introduced operating system Windows XP and the Windows 98, Windows 2000 and Windows ME operating systems, the Internet Explorer Web browser, and Microsoft’s MSN service. With Windows XP, Microsoft no longer offers a stand-alone version of the latest version of Windows Media Player, which is commingled into Windows XP so that it cannot be removed by OEMs or end users. Windows XP, a significant focus of which is media delivery, gives very prominent and persistent placement to Microsoft’s Windows Media Player, Windows Media Guide, music services, and other media delivery services in the operating system and on the end user’s desktop. In some cases, the Windows Media Player may override default playback settings set by end users or by us. New versions of Internet Explorer and MSN Explorer also prominently feature and promote Windows Media. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating systems and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player, and attract more content providers to use Microsoft’s technology in the future than it has in the past and may be able to attract more users to its streaming or digital media products. In addition, Microsoft does not allow us to take full advantage of the features and functionality of Windows XP that it makes available to the Windows Media Player. In light of Microsoft’s efforts and dominant position in operating systems, our market position may be difficult to sustain.

     Microsoft’s Windows Media Player also competes with our RealJukebox products and with the personal music management features of the RealOne Player. Microsoft has also invested in other digital distribution technologies that compete with RealJukebox and with the RealOne Player. The Windows Media Player supports the Windows Media format, but not RealNetworks’ media formats. Microsoft also licenses Windows Media Technologies 7, a platform for authoring, delivering and playing digital media intended to compete with RealSystem, and supports and promotes other third party products competitive to our products. In addition, Microsoft provides servers that support Windows Media Technologies at no additional cost to customers who purchase its Windows servers, whereas we offer most versions of our competitive servers for sale. In some cases, Microsoft conditions use of the Windows Media Digital Rights Management and security technologies supported by Windows XP to support for Windows Media formats and use of Windows Media Player and servers. We compete with Microsoft in the market for digital rights management technologies. We expect Microsoft and other competitors to devote significantly greater resources to product development in the music management and digital media categories in the future.

     Microsoft also competes with us to attract broadcasters and owners of high quality or popular content to promote and deliver such content in Microsoft’s formats, in some cases on an exclusive or preferential basis. While we have rights to play back certain content in Microsoft formats through our player products under a limited set of conditions, we may not secure necessary rights from Microsoft to enable our products to play back all such content or content in Microsoft’s newest formats at all, or on commercially reasonable terms. Our player products may be disadvantaged if they cannot play content in Windows Media formats or content that is secured by the Windows Media Digital Rights Management technology, or if such content providers do not also make their content available in RealNetworks’ media formats using digital rights management systems supported by us. In some cases, we believe Microsoft uses its financial resources and monopoly leverage to obtain rights to such content, and to incent content providers to prepare their content in Microsoft’s formats. In addition, Microsoft has recently announced its intention to compete with our RealOne subscription service, and may use similar incentives to induce content providers to offer content for its proposed subscription service. We believe that Microsoft’s commitment to and presence in the media delivery industry has increased and that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

     In addition to Microsoft, we face competition from other companies that develop and market streaming media products. For example, Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and licenses for free source code to the server under the conditions of Apple’s end user license agreement. Apple also offers competitive music management software and hardware. We expect that Apple will continue to devote significant resources to developing and marketing digital media systems, and will continue to compete vigorously with us in the marketplace. Apple has also enlisted the open source code development community to assist its development of competitive products. Companies such as AOL Time Warner and Yahoo! and many smaller competitors also offer various products that compete with our player products and content subscription services. In connection with the deployment of RealSystem iQ in AOL’s Internet service, we also licensed our RealPlayer technology to AOL for use with its own Internet service media player application. Such licensing may impact the number of end users of our player products if AOL users only use AOL applications. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage.

     Our streaming media and media delivery products also face competition from “fast download” media delivery technologies such as AVI, QuickTime and MP3. We also face competition from peer-to-peer file sharing services, which allow computer users to connect with each other and directly access and copy many types of program files, including music and other media, from one another’s hard drives, such as Napster, Gnutella, Morpheus and KaZaA, and a variety of other similar services that have arisen since certain services of Napster were shut down by court order. Such services allow consumers to directly access an expansive array of free content without relying on content providers to make the content available for streaming or digital download, and without relying on products such as the RealPlayer or RealJukebox to be able to play, record and store such content. These services also compete with our for-pay RealOne Music subscription service. Other fast download or non-streaming IP-based content distribution methods are likely to emerge and could compete with our products and services, which could harm our business.

Our Subscription Services May Not Be Successful

     In August 2000, we introduced our RealPlayer GoldPass subscription service, which provided customers access to a combination of premium software, services and content in exchange for a monthly fee. In December 2001, we launched RealOne, the successor to our GoldPass subscription service, which incorporates features of our RealPlayer and RealJukebox products together in a new version of our player products, the RealOne Player. Members of RealOne also have access to premium subscription content and are able to take advantage of certain enhanced features of the RealOne Player. These subscription services are a relatively unproven business model for delivering media over the Internet and represent a new business model for us. It is too early to predict whether consumers will accept RealOne, whether the gross margins resulting from RealOne will be consistent with our historical gross margins or whether the service will otherwise be financially viable. RealOne competes with both traditional and online entertainment service providers and we anticipate increasing competition for online subscription service revenues from a wide range of companies, including AOL Time Warner, Microsoft and Yahoo!. Many of these providers have significantly more resources, including access to content, and experience in providing subscription or similar services to customers. In order to increase our subscription service revenues, we must continue to obtain premium digital content in order to increase subscriptions and overall customer satisfaction. To date, a limited amount of premium digital content has been made available for delivery over the Internet that can only be accessed through a for-pay service and not for free. If we are unable to obtain premium digital content on commercially reasonable terms, or at all, or if we do not successfully market our subscription services to our end users, our business could be harmed. If consumers do not accept the transition from GoldPass to RealOne or the combination of our RealPlayer and RealJukebox products together in the RealOne Player, our business could be harmed.

     In 2001, we announced the formation of a joint venture called MusicNet with four leading media companies to create a technology platform for online music subscription services. We also entered into an agreement with MusicNet to license the MusicNet platform and service for sale to our own customers. In December 2001, we began offering the RealOne Music subscription service, a for-pay, limited usage music subscription service based on the MusicNet platform. The business models, technologies and market for online music subscription services are new and unproven. Consumers may not accept certain features of our current RealOne Music subscription offering, including the inability to copy or “burn” RealOne Music content onto CD’s, the expiration of a subscriber’s rights to access RealOne Music content at the end of each month of the subscription, and the availability of a limited selection of content from certain major record labels. If RealOne Music does not achieve market acceptance our financial results and business prospects could be harmed. Our music subscription services will face competition from traditional offline music distribution competitors and from other new online music services, including pressplay, a joint venture formed between two leading media companies that are not participants in MusicNet, and the Rhapsody music service recently launched by Listen.com. RealOne Music also faces competition from “free” peer-to-peer services. Competing services, like pressplay and Rhapsody, may be able to obtain more or better music content or may be able to license such content on more favorable terms than MusicNet, which could harm the ability of MusicNet and our music subscription services to compete effectively in the marketplace. MusicNet also is a licensee of our technology and has used our digital music architecture to build its technology platform. If MusicNet is not successful and other online music subscription services do not license our technology, our business could be harmed. The Antitrust Division of the U.S. Department of Justice and certain European antitrust regulatory authorities have recently commenced investigations into music licensing and other business practices related to online music businesses, including the business of MusicNet. If the business of MusicNet is harmed or materially modified as a result of these investigations, our financial results and business prospects could be harmed.

We May Be Unable to Successfully Compete in Other Parts of Our Business

     Media Hosting. Our media hosting service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting and broadcast services. These companies include Akamai, Digital Island, Yahoo! Broadcast Services and other emerging broadcast networks. Some of these competitors have cost or other advantages over our services and offer other services which Real Broadcast Network does not offer, such as creating corporate intranet portals or broadcast hosting in media formats not supported by Real Broadcast Network. We may not establish or sustain our competitive position in this market segment. In recent periods, many of the customers of the Real Broadcast Network have either gone out of business or reduced their usage of our media hosting services. Some of our media hosting competitors are also customers on whom we rely to help drive product download traffic to our Web sites through their broadcast events. We also sell servers and tools to companies that compete with Real Broadcast Network. If our relationship with these companies becomes more competitive, such companies may reduce their level of usage and purchases of our products or services.

     Web Site Destinations, Content and Advertising. Our Web sites and the Real.com Network compete for user traffic and Internet advertising revenues with a wide variety of Web sites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft’s Windows Media Guide, compete with us. We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. Recent slowdowns in funding for Internet-related companies have had a negative effect on Internet advertising markets. Internet advertising revenues across the industry have decreased substantially since the second half of 2000 and our advertising revenues declined sequentially in fiscal year 2001 from the previous year. In addition, certain of our advertising customers have ceased operations. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, or if we lose Web site traffic, our business could be harmed.

We May Not Be Successful in the Market for Downloadable Media and Personal Music Management Systems

     The market for products that enable the downloading of media and that provide a personal music management system is relatively new and still evolving. We may be unable to develop a revenue model or sufficient demand to take advantage of this market opportunity. It is too soon to determine whether consumers will adopt RealJukebox or the RealOne Player as their primary application to play, record, download and manage their digital music.

     There are a number of competitive products on the market that offer certain of the music management features currently offered by RealJukebox and by the RealOne Player. These products include WinAmp Player, MusicMatch Jukebox, Sonique Player, Liquid Audio Player, AOL 6.0 and Windows Media Player. Given the size and importance of the general market for music distribution, competitors will likely release additional products that directly compete with RealJukebox and the RealOne Player, which could harm our business. Our competitors may develop new features and technology not available in RealJukebox or the RealOne Player, including advanced codecs and digital rights management technology, which could harm our business.

     RealJukebox and the RealOne Player also face competition from the emergence of widespread peer-to-peer file sharing services and programs like Napster, Gnutella, Morpheus and KaZaA, and a variety of other similar services that have arisen since certain services of Napster were shut down by court order. Such services allow consumers to directly access an expansive array of content without relying on content providers to make the content available for streaming or digital download, and without relying on products such as our RealJukebox or our RealOne Player to be able to play, record and store such content. Our inability to achieve widespread acceptance for our digital music architecture or our player products or to create new revenue streams from the new market segments, including digital music content, could harm the prospects for our business.

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

We Rely on Content Provided by Third Parties to Increase Market Acceptance of Our Products and Services

     If third parties do not develop or offer compelling content to be delivered over the Internet, or grant necessary licenses to us or our customers to distribute or perform such content, our business will be harmed and our products and services may not achieve or sustain broad market acceptance. We rely on third-party content providers, such as radio and television stations, record labels, media companies, Web sites and other companies, to develop and offer content in our formats that can be delivered using our server products and played back using our player products. We also rely on third-party content for our RealOne subscription service. In some cases, we pay substantial fees to obtain content for the RealOne service. In order to provide a compelling subscription service, we must be able to offer unique and in some cases exclusive content and programming to our customers. We face competition in the market for subscription content services by companies such as AOL Time Warner, Microsoft and Yahoo!, who may have greater access to content or the ability to pay higher fees to content providers. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats, or that we will be able to secure licenses to their content, to encourage and sustain broad market acceptance of our products and services. The failure to do so would harm our business.

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

     Our success also depends on the availability of third-party content, especially music, that current users of our RealJukebox and RealOne Player can lawfully and easily access, record and play back. Our products may not achieve or sustain market acceptance if third parties are unwilling to offer their content for free download, streaming or purchase by users of our player products. Current concerns regarding the secure distribution of music over the Internet, and the difficulties and high costs associated with obtaining necessary or desirable licensing rights, are contributing to the delay or unavailability of music content for distribution.

We May Not Successfully Develop New Products and Services

     Our growth depends on our ability to continue to develop leading edge media delivery and digital distribution products and services. Our business and operating results would be harmed if we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenues or gross profits to offset our development and operating costs. We may not timely and successfully identify, develop and market new product and service opportunities. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability. In addition, competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments. If we are unable to be a technological leader in our market our business is likely to be harmed.

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

     RealJukebox and the RealOne Player support or will support a variety of audio formats, including RealAudio, MP3, Liquid Audio, Windows Media Audio and IBM’s EMMS. However, technical formats and consumer preferences evolve very rapidly, and we may be unable to adequately address consumer preferences or fulfill the market demand to the extent it exists. We may be unable to license technologies, like codecs, that obtain widespread consumer and developer use which would harm consumer and developer acceptance of our products and services. In addition, our codecs and formats may not continue to be in demand or desirable as other third party codecs and formats become more readily available.

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

     Accordingly, any leveling off or decrease of our user base or the failure to generate anticipated levels of shared transaction revenues could result in a meaningful decrease in our revenue levels. To the extent that our advertisers are experiencing slow-downs in their businesses or tighter resources to fund advertising, our anticipated revenue results could be harmed. Recent slowdowns in funding for Internet-related companies have had a negative effect on Internet advertising markets. Internet advertising revenues across the industry decreased substantially in the second half of 2000 and our advertising revenues declined sequentially in fiscal year 2001 from the previous year. In addition, certain of our advertising customers have ceased operations.

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

Our Failure to Attract, Train or Retain Highly Qualified Personnel Could Harm Our Business

     Our success also depends on our ability to attract, train and retain qualified personnel in all areas, especially those with management and product development skills. In particular, we must hire additional experienced management personnel to help us continue to grow and manage our business, and skilled software engineers to further our research and development efforts. At times, we have experienced difficulties in hiring personnel with the proper training or experience, particularly in technical and media areas. Competition for qualified personnel is intense, particularly in high-technology centers such as the Pacific Northwest, where our corporate headquarters are located. If we do not succeed in attracting new personnel or in retaining and motivating our current personnel, our business could be harmed.

     In making employment decisions, particularly in the Internet and high-technology industries, our current employees and prospective job candidates often consider the value of stock options they hold or that they may receive in connection with their employment. As a result of recent volatility in our stock price, we may be disadvantaged in competing with companies that have not experienced similar volatility or that have not yet sold their stock publicly.

Potential Acquisitions Involve Risks We May Not Adequately Address

     As part of our business strategy, we have acquired technologies and businesses in the past, and expect that we will to continue to do so in the future. The failure to adequately address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business. Acquisition or business combination transactions are accompanied by a number of significant risks. Financial risks related to acquisitions may harm our financial position, reported operating results or stock price, and include:

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

     Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:

•	difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company;

•	diversion of management’s attention from other business concerns and the potential disruption of our ongoing business;

•	the difficulty of incorporating acquired technology or content and rights into our products and services and unanticipated expenses related to such integrations;

•	impairment of relationships with our employees, affiliates, advertisers and content providers;

•	inability to maintain uniform standards, controls, procedures and policies;

•	the assumption of known and unknown liabilities of the acquired company;

•	entrance into markets in which we have no direct prior experience; and

•	subsequent loss of key employees of the acquired company.

We May Not Be Successful in Making Strategic Investments

     We have made, and in the future, we may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and, even if we do, we may not be able to make those investments on acceptable terms, or at all. In addition, even if we make investments, we may not gain strategic benefits from those investments.

The Growth of Our Business Depends on the Increased Use of the Internet for Communications, Electronic Commerce and Advertising

     The growth of our business depends on the continued growth of the Internet as a medium for media consumption, communications, electronic commerce and advertising. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium. We believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service and necessary increases in bandwidth availability, remain largely unresolved and may affect the amount and type of business that is conducted over the Internet, and may impact our ability to sell our products and services and ultimately impact our business results.

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

Rate of Adoption of Broadband Technologies Poses Risks to Our Business

     We believe that increased Internet use and especially the increased use of media over the Internet may depend on the availability of greater bandwidth or data transmission speeds (also known as broadband transmission). If broadband technologies do not become widely available, our products and services, particularly our subscription services, may not achieve broad market acceptance and our business could be harmed.

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

     We do not believe that clear standards have emerged with respect to non-PC wireless and cable-based systems. Likewise, no single company has yet gained a dominant position in the mobile device market. However, certain third party products and services in these markets support our technology, and certain support our competitors’ technology, especially that of Microsoft, which can use its monopoly position in the operating system business and other financial resources to gain access to these markets, potentially to our exclusion. Other companies’ products and services or new standards may emerge in any of these areas, and differing standards may emerge among different global markets, which could reduce demand for our technology and products or render them obsolete.

We Could Lose Strategic Relationships That Are Essential to Our Business

     The loss of certain current strategic relationships or key licensing arrangements, the inability to find other strategic partners or the failure of our existing relationships to achieve meaningful positive results for us could harm our business. We rely in part on strategic relationships to help us:

•	increase adoption of our products through distribution arrangements;

•	increase the amount and availability of compelling media content on the Internet to help boost demand for our products and services, including the RealOne subscription service;

•	acquire desirable or necessary technology components and intellectual property rights;

•	enhance our brand;

•	expand the range of commercial activities based on our technology;

•	expand the distribution of our streaming media content without a degradation in fidelity; and

•	increase the performance and utility of our products and services.

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

Our Business Will Suffer if Our Systems Fail or Become Unavailable

     A reduction in the performance, reliability or availability of our Web sites and network infrastructure may harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our revenues depend in large part on the number of users that download our products from our Web sites, access the content services on our Web sites and use our subscription services. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications. A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures.

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

     Our electronic commerce and digital distribution activities are managed by sophisticated software and computer systems. We must continually develop and update these systems over time as our business and business needs grow and change, and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures, authentication or payment processing problems, or security issues. We have on occasion experienced system errors and failures that cause interruption in availability of products or content or an increase in response time, and any such errors or failures could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Web sites could be less attractive to such entities or individuals and our business could be harmed.

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

     •     we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our Web sites or use of our products and services; and

     •     a third party could circumvent our security measures and misappropriate our, our partners’ and our customers’ proprietary information or data or interrupt operations.

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

Our International Operations Involve Operational and Financial Risks

     We operate subsidiaries in Australia, Brazil, England, France, Germany, Hong Kong, Japan, Mexico, Singapore and South Korea, and market and sell products in a number of other countries. We have also entered into joint ventures internationally. For the year ended December 31, 2001, approximately 29% of our revenues were derived from international operations.

     A key part of our strategy is to develop localized products and services in international markets through joint ventures, subsidiaries and branch offices. If we do not successfully implement this strategy, we may not recoup our international investments and we may lose worldwide market share. To date, we have only limited experience in developing localized versions of our products and services and marketing and operating our products and services internationally, and we often rely on the efforts and abilities of our foreign business partners in such activities. We believe that in light of the potential size of the customer base and the audience for content, and the substantial anticipated competition, we need to continue to expand quickly into international markets in order to effectively obtain and maintain market share. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower in adoption of the Internet as an advertising and commerce medium.

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

     As of December 31, 2001, we had 41 registered U.S. trademarks or service marks, and had applications pending for an additional 20 U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealOne, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

     As of December 31, 2001, we had 17 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are preparing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties.

     Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of their intellectual property rights, especially patents. Many parties are actively developing streaming media and digital distribution-related technologies, e-commerce and other Web-related technologies, as well as a variety of online business methods and models. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with streaming media and digital distribution, and online businesses are likely to arise in the future and may be very costly. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our products and services will be issued in the future. If a blocking patent has been issued or is issued in the future, we would need to either obtain a license or design around the patent. We may not be able to obtain such a license on acceptable terms, if at all, or design around the patent, which could harm our business.

     Companies in the technology and content-related industries have frequently resorted to litigation regarding intellectual property rights. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. In addition, we believe these industries are experiencing an increased level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the Internet and through new devices, especially in the music industry, and as we develop products and services that provide or enable the provision of content in such ways, our litigation risk may increase. The existence and/or outcome of such litigation could harm our business.

     From time to time we receive claims and inquiries from third parties alleging that our internally developed technology or technology we license from third parties may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We are now investigating a number of such pending claims. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and harm our business.

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

     We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, gambling, security, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, our business may be directly or indirectly affected by labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

•	limit the growth of the Internet;

•	create uncertainty or impose costs in the marketplace that could reduce demand for our products and services;

•	increase our cost of doing business;

•	expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our Web sites or distributed or accessed through our products or services, with our provision of products and services, and with the features or performance of our products and Web sites;

•	lead to increased product development costs or otherwise harm our business; and/or

•	decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

     The Digital Millennium Copyright Act (DMCA) includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which are determined by arbitration proceedings, known as CARP proceedings, supervised by the United States Copyright Office. The CARP panel rendered an opinion on February 20, 2002 setting a royalty rate for non-interactive, non-subscription webcasting services and for re-transmission of terrestrial radio stations’ programming over the Internet. The panel has set a royalty rate per streamed performance of music significantly in excess of the rate requested by webcasters, and set a rate for webcasters of twice that set by traditional broadcasters for re-transmissions of their signals over the Internet. The rate is retroactive to October 1998 and applies through December 31, 2002, at which time a new CARP will commence to review the rate for the next two-year period. The Copyright Office must next review and approve the panel’s ruling before it can be implemented. There are three other CARPs in process for 2002-2003 which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these CARPs will also likely affect our business in ways that we cannot predict. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future CARPs relating to music subscription delivery services, which may also adversely affect the online distribution of music.

     The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations, which in turn could harm our business.

     There are a large number of legislative proposals before the United States Congress and various state legislatures regarding intellectual property, privacy, email marketing and security issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registration and revenue, and influence how and whether we can communicate with our customers.

We May Be Subject to Market Risk and Legal Liability in Connection With the Data Collection Capabilities of Our Products and Services

     Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products occasionally send information to servers at RealNetworks. Many of the services we provide also require that a user provide certain information to us. We post extensive privacy policies concerning the collection, use and disclosure of user data involved in interactions between our client and server products. Any failure by us to comply with our posted privacy policies and existing or new legislation regarding privacy issues could impact the market for our products and services, subject us to litigation and harm our business.

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

Our Directors and Executive Officers Beneficially Own Approximately 37.2% of Our Stock; Their Interests Could Conflict With Yours; Significant Sales of Stock Held By Them Could Have a Negative Effect on Our Stock Price; Shareholders May Be Unable to Exercise Control

     As of December 31, 2001, our executive officers, directors and affiliated persons beneficially owned approximately 37.2% of our common stock. Robert Glaser, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 33.5% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

Our Stock Price Has Been and May Continue to Be Volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended December 31, 2001, the price of our common stock ranged from $3.26 to $15.67 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

     In October 1998, the Internet Tax Freedom Act (ITFA) was signed into law. Among other things, the ITFA imposed a three-year moratorium on discriminatory taxes on electronic commerce which expired October 20, 2001. In November 2001, the moratorium was extended another three years until November 2004. Nonetheless, foreign countries or, following the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdictions. Specifically, the European Union has expressed a desire to subject our products to value added taxes beginning in mid-2003. Our business would be harmed if one or more states or any foreign country were able to require us to collect sales or other taxes from current or past sales of products, licenses of technology or provision of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and may have to pay such taxes out of our own funds.

We Donate a Portion of Net Income to Charity

     In those quarters in which we are profitable on a pro forma basis, we set aside 5% of our annual pre-tax net income (before goodwill amortization, acquisition charges and stock-based compensation) which we intend to donate to charitable organizations. This reduces our net income. The non-profit RealNetworks Foundation manages our charitable giving efforts.

Special Note Regarding Forward-Looking Statements

     We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	the future development and growth of, and opportunities for, the Internet and the online media delivery market;

•	the features and functionality of our future products, services and technologies;

•	the future adoption of our current and future products, services and technologies;

•	future revenue opportunities;

•	the future growth of our customer base;

•	our ability to successfully develop and introduce future products and services;

•	future expense levels (including cost of revenues, research and development, sales and marketing and general and administrative expenses);

•	future sales and marketing efforts;

•	future capital needs and capital expenditures;

•	the future of our relationships with Microsoft and other companies;

•	the effect of past and future acquisitions;

•	future charges for impairment of long-lived assets and goodwill;

•	future prepayment requirements in our customers’ contracts and the associated effect on deferred revenues;

•	future rates of growth of our costs of service revenues and future reductions in gross margins;

•	our stock repurchase program;

•	the impact of our interest in MusicNet on our operating results;

•	whether we will pay federal income taxes in the near future;

•	potential effects of interest rates on our operating results;

•	the future effectiveness of our intellectual property rights; and

•	the impact of current litigation in which we are involved.

     You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Factors That May Affect Our Business, Future Operating Results and Financial Condition” and elsewhere in this Annual Report on Form 10-K.

     We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Factors That May Affect Our Business, Future Operating Results and Financial Condition” and elsewhere in this Annual Report on Form 10-K could materially and adversely affect our business, financial condition and operating results. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     RealNetworks is exposed to the impact of interest rate changes and change in the market values of its investments.

     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality securities as specified in our investment policy guidelines. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, in a falling rate environment there may be a degree of reinvestment risk since as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority matures within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates.

     The table below presents the amounts, related weighted average interest rates and contractual maturities of our short-term investment portfolio at December 31, 2001 (dollars in thousands):

	Weighted
	Average	Expected Maturity Dates		Amortized	Estimated
	Interest Rate	2002	2003	Cost	Fair Value

Short-term investments:
Corporate notes	6.23%	$59,941	5,293	65,234	65,484
Commercial paper	3.70	37,066	—	37,066	37,066
U.S. Government agency securities	4.96	91,840	45,918	137,758	137,777

Total short-term investments	5.11	$188,847	51,211	240,058	240,327

     Investment Risk. As of December 31, 2001, we had investments in voting capital stock of both public and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Based upon an evaluation of the facts and circumstances during 2001, we determined that an other-than-temporary impairment had occurred on three of our investments. Impairment charges have been recorded to reflect these investments at fair value. Impairment charges of $25.3 million were recognized in 2001, of which $16.5 million was reclassified to the consolidated statements of operations from accumulated other comprehensive loss. Equity price fluctuations of plus or minus 10% of prices at December 31, 2001 would have had an approximate $7.6 million impact on the value of our investments in publicly traded companies at December 31, 2001, related primarily to our investment in a publicly traded Japanese company.

     Foreign Currency Risk. International revenues accounted for approximately 29% of total net revenues in 2001. The majority of the revenue and operating expenses of our foreign subsidiaries are denominated in local currencies and translated into U.S. dollars. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Revenue and expense accounts are translated into U.S. dollars using average rates of exchange. Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our results from operations as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% strengthening of the U.S. dollar, throughout the year ended December 31, 2001, would have had the effect of reducing net loss before income taxes by approximately $300,000. An average 10% weakening of the U.S. dollar for the same period, would have the effect of increasing net loss before income taxes by approximately $300,000.

     Our exposure to foreign exchange rate fluctuations arises in part from intercompany payables and receivables to and from our foreign subsidiaries. These intercompany accounts are denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. During 2001, we entered into foreign currency forward contracts to manage the foreign currency risk of certain of these intercompany accounts. Although these instruments are effective as a hedge from an economic perspective, they did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). SFAS 133, as amended requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of risk being hedged. At December 31, 2001, we had the following foreign currency contracts outstanding (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay
GBP/receive US$)	(GBP) 304	$436	$(6)
Japanese Yen (“YEN”) (contracts
to pay YEN/receive US$)	(YEN) 312,743	$2,564	$184

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$344,509	364,710
Trade accounts receivable, net of allowances for doubtful accounts and sales returns of $1,823 in 2001 and $2,308 in 2000	5,854	8,647
Prepaid expenses and other current assets	7,244	3,989
Deferred income taxes	5,225	10,777

Total current assets	362,832	388,123

Equipment and leasehold improvements, at cost:
Equipment and software	31,298	28,979
Leasehold improvements	24,965	25,670

Total equipment and leasehold improvements	56,263	54,649
Less accumulated depreciation and amortization	20,721	12,376

Net equipment and leasehold improvements	35,542	42,273

Restricted cash equivalents	17,300	18,800
Equity investments	92,940	20,055
Deferred income taxes	360	3,365
Goodwill, net of accumulated amortization of $96,432 in 2001 and $46,138 in 2000	57,816	104,861
Other	1,070	931

Total assets	$567,860	578,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,950	14,664
Accrued and other liabilities	30,853	29,615
Deferred revenue, excluding non-current portion	31,462	38,522
Accrued loss on excess office facilities, excluding non-current portion	5,288	—

Total current liabilities	77,553	82,801

Deferred revenue, excluding current portion	15,380	12,747
Accrued loss on excess office facilities, excluding current portion	7,149	—
Deferred rent	2,899	2,048
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value Authorized 1,000,000 shares; issued and outstanding 159,844 shares in 2001 and 159,214 shares in 2000	160	159
Additional paid-in capital	628,919	692,245
Deferred stock compensation	(914)	(53,222)
Accumulated other comprehensive income (loss)	56,463	(13,384)
Accumulated deficit	(219,749)	(144,986)

Total shareholders’ equity	464,879	480,812
Commitments and contingencies

Total liabilities and shareholders’ equity	$567,860	578,408

See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Net revenues:
Software license fees	$108,586	148,091	90,627
Service revenues	64,740	52,505	26,466
Advertising	15,579	40,942	14,149

Total net revenues	188,905	241,538	131,242

Cost of revenues:
Software license fees	7,969	14,341	13,006
Service revenues	23,895	14,718	6,579
Advertising	6,324	9,629	2,906

Total cost of revenues	38,188	38,688	22,491

Gross profit	150,717	202,850	108,751

Operating expenses:
Research and development (excluding non-cash stock based compensation of $(9,498) for 2001, $92,161 for 2000 and $0 for 1999, included below)	55,904	57,819	38,415
Sales and marketing (excluding non-cash stock based compensation of $(42) for 2001, $4,454 for 2000 and $0 for 1999, included below)	73,129	101,197	53,465
General and administrative	20,554	27,807	16,380
Loss on excess office facilities	22,208	—	—
Personnel reduction and related charges	3,613	—	—
Goodwill amortization, acquisition charges, and stock based compensation	40,633	142,053	3,531

Total operating expenses	216,041	328,876	111,791

Operating loss	(65,324)	(126,026)	(3,040)

Other income (expense):
Interest, net	17,653	21,804	11,523
Equity in net loss of MusicNet	(3,946)	—	—
Impairment of equity investments	(25,342)	—	—
Other, net	(1,862)	(2,933)	(1,557)

Other income (expense), net	(13,497)	18,871	9,966

Net income (loss) before income taxes	(78,821)	(107,155)	6,926
Income tax expense (benefit)	(4,058)	2,966	—

Net income (loss)	$(74,763)	(110,121)	6,926

Basic net income (loss) per share	$(0.47)	(0.72)	0.05
Diluted net income (loss) per share	$(0.47)	(0.72)	0.04
Shares used to compute basic net income (loss) per share	160,532	153,870	142,016
Shares used to compute diluted net income (loss) per share	160,532	153,870	166,576
Comprehensive income (loss):
Net income (loss)	$(74,763)	(110,121)	6,926
Unrealized gain (loss) on investments:
Unrealized holding gains (losses), net of tax of $16,479 in 2001	53,516	(12,338)	(670)
Adjustments for losses reclassified to net loss	16,519	—	—
Foreign currency translation adjustments	(188)	(143)	(107)

Comprehensive income (loss)	$(4,916)	(122,602)	6,149

See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2001	2000	1999

		(In thousands)
Cash flows from operating activities:
Net income (loss)	$(74,763)	(110,121)	6,926
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of goodwill and related stock based compensation	41,162	142,053	2,128
Depreciation and amortization of equipment and leasehold improvements	12,111	9,287	4,846
Impairment of equity investments	25,342	—	—
Equity in net losses of equity method investees	4,568	1,859	368
Loss on sale of equity investments	151	1,246	—
Loss on excess office facilities, including write down of leasehold improvements	19,396	—	—
Income tax benefit related to stock options	2,981	16,230	—
Deferred income taxes	(7,921)	(14,142)	—
Other	800	34	973
Changes in certain assets and liabilities:
Trade accounts receivable	3,101	(1,297)	(1,686)
Prepaid expenses and other current assets	(3,884)	(3,511)	576
Accounts payable	2,153	1,389	2,343
Accrued and other liabilities	(5,678)	9,252	13,899
Deferred revenue	(4,661)	3,699	17,814

Net cash provided by operating activities	14,858	55,978	48,187

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(12,227)	(23,993)	(24,559)
Purchases of short-term investments	(737,205)	(854,816)	(193,358)
Sales of short-term investments	713,538	822,750	46,934
Purchase of long-term equity investments	(18,480)	(29,299)	(9,000)
Decrease in other assets	189	4,058	310
Decrease (increase) in restricted cash equivalents	1,500	(5,100)	—
Payment of acquisition costs, net of cash acquired	(1,949)	(3,526)	—

Net cash used in investing activities	(54,634)	(89,926)	(179,673)

Cash flows from financing activities:
Net proceeds from sales of preferred and common stock and exercise of stock options and warrants	8,003	21,427	240,291
Repurchase of common stock	(11,446)	—	—
Proceeds from issuance of notes payable and notes payable with warrants	—	—	1,000
Collection of shareholder loan receivable	—	310	—
Payments on notes payable	—	—	(628)

Net cash provided by (used in) financing activities	(3,443)	21,737	240,663

Effect of exchange rate changes on cash	(484)	(859)	(122)

Net increase (decrease) in cash and cash equivalents	(43,703)	(13,070)	109,055
Cash and cash equivalents at beginning of year	147,885	160,955	51,900

Cash and cash equivalents at end of year	$104,182	147,885	160,955

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	62	90
Cash paid during the year for income taxes	66	227	—
Supplemental disclosure of noncash financing and investing activities:
Common stock issued in business combinations, net of deferred compensation	—	138,239	—
Notes payable tendered as exercise price of common stock warrants	—	—	1,585
Remeasurement of preferred stock warrants due to debt term extension	—	—	1,383
Payable for repurchase of common stock	$1,344	—	—

See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Convertible		Series B Convertible				Special Common
	Preferred Stock		Preferred Stock		Common Stock		Stock		Additional
									Paid-in
(In Thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balances at December 31, 1998	17	$3,642	103	$1,200	124,828	$125	2,586	$3	118,251
Common stock issued:
Exercise of options and Employee Stock Purchase Plan	—	—	—	—	5,558	6	—	—	11,348
Exercise of common stock warrants	—	—	—	—	326	—	—	—	1,399
Sale of common stock, net of issuance costs of $10,438	—	—	—	—	8,250	8	—	—	228,804
Conversion to common stock:
Series A preferred	(17)	(3,642)	—	—	136	—	—	—	3,642
Series B preferred	—	—	(103)	(1,200)	206	—	—	—	1,200
Special common stock	—	—	—	—	10,344	11	(2,586)	(3)	(8)
Issuance of common stock warrants in exchange for services	—	—	—	—	—	—	—	—	158
Remeasurement of preferred stock warrants due to debt term extension	—	—	—	—	—	—	—	—	1,383
Unrealized loss on investments	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—

Balances at December 31, 1999	—	—	—	—	149,648	150	—	—	366,177
Common stock issued:
Exercise of options and Employee Stock Purchase Plan	—	—	—	—	5,174	5	—	—	21,422
Business combinations	—	—	—	—	4,428	4	—	—	288,072
Payment of services	—	—	—	—	1	—	—	—	34
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—
Repayment of shareholder loan	—	—	—	—	—	—	—	—	310
Escrow shares returned	—	—	—	—	(37)	—	—	—	—
Tax benefit related to stock options	—	—	—	—	—	—	—	—	16,230
Unrealized loss on investments	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—

Balances at December 31, 2000	—	—	—	—	159,214	159	—	—	692,245
Exercise of options and Employee Stock Purchase Plan	—	—	—	—	3,579	4	—	—	7,999
Amortization of deferred stock compensation, net of reversals and forfeitures of deferred stock compensation	—	—	—	—	(525)	(1)	—	—	(61,856)
Repurchase of common stock	—	—	—	—	(2,424)	(2)	—	—	(12,788)
Tax benefit related to stock options	—	—	—	—	—	—	—	—	2,981
Unrealized gains on investments, net of reclassification adjustment	—	—	—	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	338
Net loss	—	—	—	—	—	—	—	—	—

Balances at December 31, 2001	—	$—	—	$—	159,844	$160	—	$—	628,919

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other		Total Share
	Deferred Stock	Comprehensive	Accumulated	holders'
(In Thousands)	Compensation	Income (Loss)	Deficit	Equity

Balances at December 31, 1998	—	(126)	(41,791)	$81,304
Common stock issued:
Exercise of options and Employee Stock Purchase Plan	—	—	—	11,354
Exercise of common stock warrants	—	—	—	1,399
Sale of common stock, net of issuance costs of $10,438	—	—	—	228,812
Conversion to common stock:
Series A preferred	—	—	—	—
Series B preferred	—	—	—	—
Special common stock	—	—	—	—
Issuance of common stock warrants in exchange for services	—	—	—	158
Remeasurement of preferred stock warrants due to debt term extension	—	—	—	1,383
Unrealized loss on investments	—	(670)	—	(670)
Translation adjustment	—	(107)	—	(107)
Net income	—	—	6,926	6,926

Balances at December 31, 1999	—	(903)	(34,865)	330,559
Common stock issued:
Exercise of options and Employee Stock Purchase Plan	—	—	—	21,427
Business combinations	(149,837)	—	—	138,239
Payment of services	—	—	—	34
Amortization of deferred stock compensation	96,615	—	—	96,615
Repayment of shareholder loan	—	—	—	310
Escrow shares returned	—	—	—	—
Tax benefit related to stock options	—	—	—	16,230
Unrealized loss on investments	—	(12,338)	—	(12,338)
Translation adjustment	—	(143)	—	(143)
Net loss	—	—	(110,121)	(110,121)

Balances at December 31, 2000	(53,222)	(13,384)	(144,986)	480,812
Exercise of options and Employee Stock Purchase Plan	—	—	—	8,003
Amortization of deferred stock compensation, net of reversals and forfeitures of deferred stock compensation	52,308	—	—	(9,549)
Repurchase of common stock	—	—	—	(12,790)
Tax benefit related to stock options	—	—	—	2,981
Unrealized gains on investments, net of reclassification adjustment	—	70,035	—	70,035
Translation adjustment	—	(188)	—	(188)
Other	—	—	—	338
Net loss	—	—	(74,763)	(74,763)

Balances at December 31, 2001	(914)	56,463	(219,749)	$464,879

See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2001, 2000 and 1999

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

B. Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared to give retroactive effect to the Company’s merger with Xing Technology Corporation (Xing) on August 10, 1999, which was accounted for as a pooling of interests. The consolidated financial statements have been restated in 1999 as if Xing and the Company had always been combined.

C. Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities. The Company considers all short-term investments with a remaining contractual maturity at date of purchase of three months or less to be cash equivalents.

     The Company has classified all marketable debt and equity securities for which there is a determinable fair market value and there are no restrictions on the Company’s ability to sell within the next 12 months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). The cost basis for determining realized gains and losses on available-for-sale securities is determined on the specific identification method.

D. Other Investments. The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence and the related securities do not have a quoted market price.

     The Company has investments that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s consolidated operating results. In cases where the Company has loaned the investee funds and is the only source of financing, the Company may record more than its relative share of the investee’s losses.

E. Revenue Recognition. The Company recognizes revenue pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.”

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

     Service revenues include payments under support and upgrade contracts, GoldPass and RealOne media subscription services, and fees from consulting services and streaming media content hosting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenues are recognized ratably over the period that services are provided. Other service revenues are recognized when the services are performed.

     Fees generated from advertising appearing on the Company’s Web sites, and from advertising included in the Company’s products, such as fees for distribution of RealChannels, LiveStations, and e-commerce and other links in the RealPlayer, RealJukebox and GoldPass/RealOne products, are recognized as revenue over the terms of the contracts. The Company may guarantee a minimum number of advertising impressions, click-throughs or other criteria on the Company’s Web sites or products for a specified period. To the extent these guarantees are not met, the Company defers recognition of the corresponding revenues until guaranteed delivery levels are achieved.

F. Research and Development. Costs incurred in research and development are expensed as incurred. Software development costs are required to be capitalized when a product’s technological feasibility has been established through the date the product is available for general release to customers. The Company has not capitalized any software development costs as technological feasibility is generally not established until a working model is completed at which time substantially all development is complete.

G. Stock-Based Compensation. The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, the Company accounts for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees,” and related interpretations. Compensation cost for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. Compensation cost for awards to non-employees is based on the fair value of the awards in accordance with SFAS 123 and related interpretations.

     The Company recognizes compensation cost related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

H. Advertising Expenses. The Company expenses the cost of advertising and promoting its products as incurred. Such costs are included in sales and marketing expense and totaled $2.2 million in 2001, $8.9 million in 2000, and $2.9 million in 1999.

I. Depreciation and Amortization. Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method over the lesser of the estimated useful lives of the assets, generally three years, or the lease term. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in business combinations accounted for under the purchase method and is amortized using the straight-line method over three or five years.

J. Income Taxes. The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.

K. Financial Instruments and Concentrations of Risk. The Company’s financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, other investments and accounts payable. Except for other investments, the fair value of these instruments approximates their financial statement carrying amounts due to their short maturities.

Credit is extended to customers based on an evaluation of their financial condition, and collateral is not required. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company is subject to concentrations of credit risk and interest rate risk related to its short-term investments. The Company’s credit risk is managed by limiting the amount of investments placed with any one issuer, investing in high-quality securities and securities of the U.S. government, and limiting the average maturity of the overall portfolio.

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

     During 2001, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they do not qualify for hedge accounting under SFAS 133, as amended. At December 31, 2001, the following foreign currency contracts were outstanding (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay GBP/receive US$)	(GBP) 304	$436	$(6)
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN) 312,743	$2,564	$184

L. Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in 2001 and 2000, basic and diluted net loss per share are the same for those periods.

     The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations for 2001, 2000, and 1999 (in thousands, except per share data):

		Weighted Average	Income
	Income (Loss)	Shares	(Loss) per
	(Numerator)	(Denominator)	Share

Year Ended December 31, 2001 Basic and diluted net loss per share	$(74,763)	160,532	$(0.47)

Year Ended December 31, 2000, Basic and diluted net loss per share	$(110,121)	153,870	$(0.72)

Year Ended December 31, 1999 Basic net income per share	$6,926	142,016	$0.05
Effect of dilutive stock options and warrants		24,560

Diluted net income per share	$6,926	$166,576	$0.04

     The computation of diluted net income (loss) per share excludes the following options to acquire shares of common stock for the years indicated because their effect would be anti-dilutive (in thousands, except per share data):

	Years Ended December 31,

	2001	2000	1999

Common stock options	36,903	41,614	1,462
Weighted average exercise price per share	$7.71	25.69	66.42

M. Comprehensive Income (Loss). The Company’s comprehensive income (loss) for 2001, 2000 and 1999 consisted of net loss, unrealized gains (losses) on marketable securities and the gross amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains (losses) on investments has been taken into account if applicable. The components of accumulated other comprehensive income (loss) at December 31, 2001, are $564,000 of foreign exchange translation losses and $57,027,000 of net gains on available-for-sale marketable securities, net of income taxes of $16,479,000. The components of accumulated other comprehensive income (loss) at December 31, 2000, are $376,000 of foreign exchange translation losses and $13,008,000 of net losses on available-for-sale marketable securities.

N. Foreign Currency. The Company considers the functional currency of its foreign subsidiaries to be the local currency of the country in which the subsidiary is incorporated. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as translation adjustment and included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2001, 2000 and 1999.

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

Q. Reclassifications. Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

R. New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121).

     The provisions of SFAS 141 were adopted effective June 30, 2001. No business combinations were completed during the period from July 1, 2001 to December 31, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

     SFAS 141 requires, upon adoption of SFAS 142 on January 1, 2002, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first quarter of 2002. Any impairment loss will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of January 1, 2002. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002.

     Upon adoption of SFAS 142, the Company will no longer amortize goodwill. During 2001, 2000 and 1999, the Company recognized goodwill amortization expense of $49.4 million, $42.4 million and $2.1 million, respectively. Although it does not anticipate an impairment charge upon adoption of SFAS 142, the Company has not yet completed its analysis as of the date of this report.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS 121. The Company does not expect the adoption of SFAS 144 to have a material effect on its consolidated financial position or results of operations.

Note 2. Cash and Cash Equivalents and Short Term Investments

     The Company considers all short-term investments as available-for-sale. Accordingly, these investments are carried at fair value which is based on quoted market prices. The Company had net unrealized gains on short-term investments of approximately $269,000 and $434,000 at December 31, 2001 and 2000, respectively. All short-term investments have original contractual maturities of two years or less.

     The Company’s cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2001	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$82,438	—	—	82,438
Commercial paper	21,744	—	—	21,744

Total cash and cash equivalents	104,182	—	—	104,182

Short-term investments:
Corporate notes	65,234	342	(92)	65,484
Commercial paper	37,066	—	—	37,066
U.S. Government agency securities	137,758	156	(137)	137,777

Total short-term investments	240,058	498	(229)	240,327

Total cash, cash equivalents and short-term investments	$344,240	498	(229)	344,509

Restricted cash equivalents	$17,300	—	—	17,300

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2000	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$115,805	—	—	115,805
Commercial paper	32,080	—	—	32,080

Total cash and cash equivalents	147,885	—	—	147,885

Short-term investments:
Corporate notes	29,612	85	(4)	29,693
Commercial paper	82,549	—	—	82,549
U.S. Government agency securities	85,638	355	(2)	85,991
Certificates of deposit	10,992	—	—	10,992
Other	7,600	—	—	7,600

Total short-term investments	216,391	440	(6)	216,825

Total cash, cash equivalents and short-term investments	$364,276	440	(6)	364,710

Restricted cash equivalents	$18,800	—	—	18,800

     Restricted cash equivalents represent (a) a restricted escrow account of $11.5 million for the year 2000 established in connection with a lease agreement for the Company’s corporate headquarters, of which $10.0 million remained in 2001 and will be maintained for the term of the lease, and (b) cash equivalents held as collateral against a $7.3 million line of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters.

     Realized gains or losses on sales of available-for-sale securities for 2001, 2000 and 1999 were not significant.

     The contractual maturities of available-for-sale debt securities at December 31, 2001 are as follows (in thousands):

December 31, 2001	Amortized Cost	Estimated Fair Value

Within one year	$188,847	189,078
Between one year and two years	51,211	51,249

Short-term investments	$240,058	240,327

Note 3. Acquisitions

A. Acquisitions in 2000.

     In December 2000, the Company acquired all of the outstanding securities of Aegisoft Corp. (Aegisoft), a developer of secure digital media software, for approximately 1,212,000 shares (including options to purchase shares) of its common stock. Approximately 274,000 of those shares are subject to repurchase by the Company at a nominal price in certain circumstances. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Aegisoft’s operations are included in the Company’s consolidated financial statements since the date of acquisition. The Company incurred approximately $1.3 million in acquisition-related expenditures, including $0.6 million of relocation payments for Aegisoft employees which were dependent upon the related individuals remaining employed by the Company, and are expensed over the applicable employment term, and $0.7 million in professional fees and other costs. As of December 31, 2001, substantially all of these costs have been paid.

     In July 2000, the Company acquired a privately held company using the purchase method of accounting for total consideration of $5.6 million including common shares valued at $3.5 million which are subject to repurchase by the Company under certain circumstances. Goodwill of $2.1 million was recorded and represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed.

     In January 2000, the Company acquired all of the outstanding securities of NetZip, Inc. (NetZip), a developer and provider of Internet download management and utility software for approximately 3,418,000 shares (including options to purchase shares) of its common stock. Approximately 1,820,000 of those shares issued to certain former NetZip stockholders were subject to repurchase by the Company at a nominal price in the event the individuals did not remain employed by RealNetworks. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of NetZip’s operations are included in the Company’s consolidated financial statements since the date of acquisition. The Company incurred approximately $5.0 million in acquisition-related expenditures, including $3.2 million of relocation payments and stay bonuses for NetZip employees which were dependent upon the related individuals remaining employed by the Company, and were expensed over the related employment term, and $1.8 million in professional fees and other costs. As of December 31, 2001, substantially all of these costs have been paid.

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

     In April 2001, the Company repurchased approximately 738,000 shares of its common stock from former NetZip stockholders for a nominal amount. These shares were restricted pursuant to restricted stock agreements entered into with each such stockholder. The restricted stock agreements provided that such common stock was subject to forfeiture over a period of 30 months beginning in January 2000 if such stockholders did not remain employed with the Company. The Company also released certain shares from the restrictions in the restricted stock agreement, making them no longer subject to repurchase. The net effect of this repurchase was that the Company recorded a reversal of previously recorded stock-based compensation expense of $(25.4) million. As a result, in 2001 the Company recorded a benefit related to the reversal of stock-based compensation expense of $(10.0) million. No future stock compensation expense related to the NetZip acquisition will be recognized.

B. Acquisitions in 1999.

     In August 1999, the Company acquired all of the outstanding capital stock of Xing, a leading provider of high performance, standards-based digital audio and video encoding and decoding technology, including MP3 software. The transaction was accounted for as a pooling-of-interests. The Company issued an aggregate of approximately 1,464,000 shares of its common stock and all outstanding options and warrants of Xing were replaced by options and warrants to acquire shares of the Company’s common stock.

     The historical consolidated financial statements of the Company in 1999 have been restated to include the accounts of Xing as if it had always been a part of the Company. There were no material transactions between the Company and Xing prior to the merger.

     In August 1999, the Company incurred acquisition costs of approximately $1.4 million in connection with the merger with Xing. This included $0.9 million of merger-related costs and $0.5 million of integration expenses. Included in the integration expenses were approximately $0.2 million for severance for employees involved in duplicate functions. As of December 31, 2001, the Company had settled these merger-related costs.

C. Goodwill Amortization, Acquisition Charges and Stock-Based Compensation. Goodwill amortization, acquisition charges and stock-based compensation for these and other acquisitions are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Stock-based compensation	$16,789	96,615	—
Reversal of previously recorded stock-based compensation	(26,329)	—	—
Goodwill amortization and acquisition charges	50,173	45,438	3,531

Total	$40,633	142,053	3,531

Note 4. Other Investments

     RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. The Company’s investments in publicly traded companies are available for sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent for which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2001, the Company determined that an other-than-temporary impairment existed for three of its investments. Impairment charges have been recorded to reflect these investments at fair value. Impairment charges of $25.3 million were recognized in 2001, of which $16.5 million was reclassified to the consolidated statements of operations from accumulated other comprehensive loss. A summary of the investments is as follows (in thousands):

	December 31,

	2001	2000

Privately Held Investments
Original Cost	$34,341	15,498
Carrying Value	16,753	15,498
Publicly Traded Investments
Original Cost	19,707	18,000
Carrying Value	76,187	4,557

     Privately held investments include investments accounted for using the cost and equity methods.

     As of December 31, 2001, the Company owned marketable equity securities of a Japanese company. The Company owns approximately 15% of the outstanding shares and this investment is accounted for as an available-for-sale security. During the fourth quarter of 2001, the market value of these shares significantly increased resulting in a carrying value at December 31, 2001 of $74.3 million. The increase over the Company’s cost basis, net of tax effects, is reflected as a component of comprehensive income (loss) in 2001. The market for this company’s shares is relatively limited, the share price is volatile and the investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude can be realized through the disposition of these shares.

Note 5. Investment in MusicNet

     In 2001, the Company announced the formation of MusicNet, Inc. (MusicNet), a joint venture with four media companies to create a platform for online music subscription services. MusicNet, which previously was a subsidiary of the Company, issued additional shares of capital stock in April and July 2001 reducing the Company’s ownership interest. The Company’s investment in MusicNet is accounted for under the equity method of accounting from the transaction date. As of December 31, 2001, the Company’s ownership interest in MusicNet was approximately 36.8%. The difference between the Company’s recorded basis in MusicNet before and after the issuances of capital stock was not significant. The Company’s carrying value for its investment in MusicNet is approximately $9.2 million as of December 31, 2001. In 2001, the Company received $4.2 million in cash from MusicNet pursuant to the terms of a license agreement with MusicNet and the Company recognized $0.4 million of revenues related to this agreement. The Company also provided certain administrative services on a transitional basis to MusicNet for which MusicNet reimbursed the Company approximately $2.1 million in 2001 which has been accounted for as a reduction of related expenses.

Note 6. Accrued and Other Liabilities

     The following table summarizes the Company’s accrued and other liabilities (in thousands):

	December 31,

	2001	2000

Employee compensation, commissions and benefits	$7,227	7,443
Royalties and costs of sales and fulfillment	11,578	9,050
Sales and marketing expenses	2,439	2,045
Other	9,609	11,077

Total	$30,853	29,615

Note 7. Loss on Excess Office Facilities

     In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. During 2001, the Company re-evaluated its facilities requirements and, as a result, decided to permanently sublet all of this office space and recorded losses of $22.2 million representing approximately $15.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. The Company’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections.

     A summary of activity for the accrued loss on excess office facilities is as follows (in thousands):

Loss on excess office facilities	$22,208
Less amounts paid, net of sublease income	(2,812)
Less costs of leasehold improvements	(6,959)

Accrued loss at December 31, 2001	$12,437

Note 8. Personnel Reduction and Related Charges

     In July 2001, the Company reduced its staffing levels by approximately 15% and recorded a charge of approximately $3.6 million to reflect costs associated with implementing the staff reduction. These costs included $2.9 million for severance payments, $0.2 million for professional fees and $0.5 million for other miscellaneous costs, all of which were incurred as of December 31, 2001. Approximately $0.3 million of these costs, which relate to other miscellaneous costs, were included in accrued and other liabilities as of December 31, 2001.

Note 9. Shareholders’ Equity

A. Special Common Stock. Special common stock is not entitled to vote, except as required by law. All other rights and preferences of the special common stock are identical to common stock, except as otherwise required by law or expressly provided in the Company’s Articles of

Incorporation. All shares of special common stock were held by Microsoft Corporation (Microsoft) and each share automatically converted into four shares of common stock upon sale or transfer by Microsoft to an unaffiliated third party. During 1999, Microsoft sold its remaining 2,586,000 shares which were converted into 10,344,000 shares of common stock. There were no shares of special common stock outstanding at December 31, 2001.

B. Convertible Preferred Stock. Series A and Series B Convertible Preferred Stock were convertible, at any time at the option of the holder, into shares of common stock.

     In September 1999, all shares of Series A and Series B convertible preferred stock were converted into 342,000 shares of common stock and no shares were outstanding as of December 31, 2001.

C. Preferred Stock. Each share of Series A preferred stock entitles the holder to one thousand votes and dividends equal to one thousand times the aggregate per share amount of dividends declared on the common stock. There are no shares of Series A preferred stock outstanding.

     Undesignated preferred stock will have rights and preferences that are determinable by the Board of Directors when determination of a new series of preferred stock has been established.

D. Shareholder Rights Plan. On October 16, 1998, the Company’s board of directors declared a dividend of one preferred share purchase right (Right) in connection with its adoption of a Shareholder Rights Plan dated December 4, 1998, for each outstanding share of the Company’s common stock on December 14, 1998 (Record Date). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights will not immediately be exercisable and detachable from the common stock. The Rights will become exercisable and detachable only following the acquisition by a person or a group of 15 percent or more of the outstanding common stock or ten days following the announcement of a tender or exchange offer for 15 percent or more of the outstanding common stock (Distribution Date). After the Distribution Date, each Right will entitle the holder to purchase for $37.50 (Exercise Price), a fraction of a share of the Company’s Series A preferred stock with economic terms similar to that of one share of the Company’s common stock. Upon a person or a group acquiring 15 percent or more of the outstanding common stock, each Right will allow the holder (other than the acquiror) to purchase common stock or securities of the Company having a then current market value of two times the Exercise Price of the Right. In the event that following the acquisition of 15 percent of the common stock by an acquiror, the Company is acquired in a merger or other business combination or 50 percent or more of the Company’s assets or earning power are sold, each Right will entitle the holder to purchase for the Exercise Price, common stock or securities of the acquiror having a then current market value of two times the Exercise Price. In certain circumstances, the Rights may be redeemed by the Company at a redemption price of $0.0025 per Right. If not earlier exchanged or redeemed, the Rights will expire on December 4, 2008.

E. Stock Warrants. In connection with a service agreement in 1999, the Company issued a warrant to purchase 4,000 shares of its common stock and recorded an expense in the amount of $158,000 for the fair value of the consideration received. The weighted average grant-date fair value of the warrant determined using the Black-Scholes option pricing model with an exercise price of $52.28 per share was $45.19 per share using assumptions of expected volatility of 100 percent, warrant term of two years, risk free interest rate of 6.0 percent and a dividend yield of zero. The warrant expired unexercised and none were outstanding at December 31, 2001.

F. Stock Option Plan. The Company has stock option plans (Plans) to compensate employees for past and future services and has reserved 78,600,000 shares of common stock for option grants under the Plans. Generally, options vest based on continuous employment, over a five-year period. The options expire twenty years from the date of grant and are exercisable at the fair market value of the common stock at the grant date.

     A summary of stock option related activity is as follows (in thousands, except per share data):

		Options Outstanding

			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Price

Balance at December 31, 1998	16,682	32,770	$3.03
Options granted	(16,728)	16,728	38.63
Options exercised	—	(5,446)	1.80
Options canceled	5,796	(5,796)	7.40

Balance at December 31, 1999	5,750	38,256	18.07
Plan amendment	19,000	—	—
Options granted	(14,939)	14,939	40.09
Options exercised	—	(5,084)	3.87
Options canceled	6,497	(6,497)	31.89

Balance at December 31, 2000	16,308	41,614	25.69
Options granted	(23,222)	23,222	7.30
Options exercised	—	(3,230)	1.83
Options canceled	24,703	(24,703)	38.37

Balance at December 31, 2001	17,789	36,903	$7.71

     In February 2001, the Company offered a voluntary stock option cancellation and regrant program to its employees. The plan allowed employees, at their election, to cancel a portion or all of their unexercised stock options effective February 22, 2001, provided that, should an employee participate, any option granted to that employee within the six-month period preceding February 22, 2001 would be automatically cancelled. In exchange, the employee would be granted on August 31, 2001, provided they were still employed by the Company at that time, new options to purchase a number of shares equal to the number of shares underlying the cancelled options. The Company granted these new options on August 31, 2001, with an exercise price of $7.22, the fair market price of the Company’s common stock as quoted on the Nasdaq National Market at the close of business on that day, and the vesting periods for the new options remained consistent with the original option grants. Members of the Company’s Board of Directors, including the Chairman and CEO as well as the CFO and General Counsel, were not eligible for this program, and participation by other named executive officers was limited. In connection with the program, options to purchase approximately 18,485,000 shares of the Company’s common stock were cancelled, and new options to purchase approximately 14,663,000 shares of the Company’s common stock were granted.

     Details regarding options cancelled under the program are as follows (in thousands, except per share data):

				Weighted Average
	Shares			Exercise Price

Price	Vested	Unvested	Total	Vested	Unvested	Total

$7.03 - $14.88	6	1,629	1,635	$13.75	14.65	14.64
15.78 - 30.56	518	4,530	5,048	29.35	28.60	28.68
30.81 - 46.00	950	3,758	4,708	40.68	40.18	40.28
46.19 - 88.88	271	6,823	7,094	50.14	65.88	65.28

	1,745	16,740	18,485	$38.69	45.04	44.44

     The following table summarizes information about stock options outstanding at December 31, 2001 (in thousands, except per share data):

		Options Outstanding		Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
	Shares	Life (Years)	Price	Shares	Price

Exercise prices
$0.02 - $0.38	3,909	13.94	$0.10	3,844	$0.10
0.50 - 5.55	4,372	15.99	2.61	2,624	2.18
5.58 - 6.31	3,087	19.11	5.98	470	6.09
6.40 - 7.22	16,847	19.60	7.21	4,887	7.21
7.25 - 9.19	3,922	17.92	8.37	1,000	8.20
9.82 -30.56	4,060	17.90	16.67	1,278	18.13
32.25 -88.75	706	17.44	45.60	468	45.85

	36,903	18.13	$7.71	14,571	$6.66

     In accordance with the disclosure requirements of SFAS 123, if the Company had elected to recognize compensation cost based on the fair value of options granted at grant date as prescribed, net income (loss) and net income (loss) per share would have been increased (decreased) to the pro forma amounts indicated in the table below (in thousands, except per share data):

	Years ended December 31,

	2001	2000	1999

Net income (loss):
As reported	$(74,763)	(110,121)	6,926
Pro forma	(182,055)	(332,633)	(87,998)
Basic net income (loss) per share:
As reported	(0.47)	(0.72)	0.05
Pro forma	(1.13)	(2.16)	(0.62)
Diluted net income (loss) per share:
As reported	(0.47)	(0.72)	0.04
Pro forma	(1.13)	(2.16)	(0.62)

     The per share weighted average fair value of stock options granted during 2001, 2000 and 1999 was $4.29, $28.78, and $24.21, respectively, on the date of grant. The fair value was determined using the Black-Scholes model. The following weighted average assumptions were used to perform the calculations:

	Years ended December 31,

	2001	2000	1999

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.98%	6.17%	5.35%
Expected life (years)	4.3	3.9	3.1
Volatility	98%	100%	100%

G. Employee Stock Purchase Plan. Effective January 1998, the Company adopted an Employee Stock Purchase Plan (ESPP), and has reserved 4,000,000 shares of common stock for issuance under the ESPP. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85 percent of the fair market value of the common stock at the beginning or end of the respective semi-annual offering periods. There were approximately 349,000, 90,000 and 112,000 shares purchased under the ESPP during 2001, 2000 and 1999, respectively. The weighted average fair value of the employee stock purchase rights was $3.00 in 2001, $9.59 in 2000 and $7.10 in 1999. The following assumptions were used to perform the calculation:

	Years ended December 31,

	2001	2000	1999

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.46%	6.08%	5.06%
Expected life (years)	0.5	0.5	0.5
Volatility	98%	100%	100%

H. Repurchase of Common Stock. The Company’s Board of Directors has authorized the repurchase of up to $50 million of the Company’s outstanding common stock. Any purchases of common stock under the share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. As of December 31, 2001, the Company had repurchased approximately 2.4 million shares at an average cost of $5.28 per share.

Note 10. Income Taxes

     The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

U.S. operations	$(80,500)	(109,209)	7,018
Foreign operations	1,679	2,054	(92)

	$(78,821)	(107,155)	6,926

     The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Current:
U.S. Federal	$—	—	—
State and local	323	211	—
Foreign	559	667	—

Total current	882	878	—
Deferred:
U.S. Federal	(7,921)	(14,142)	—
Charge in lieu of taxes attributable to employee stock option plans	2,981	16,230	—

	$(4,058)	2,966	—

     Income tax expense (benefit) differs from “expected” income tax expense (benefit) (computed by applying the U.S. Federal income tax rate of 35 percent in 2001 and 2000 and 34 percent in 1999) as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

US federal taxes (benefit) at statutory rate	$(27,587)	(37,504)	2,355
State taxes, net of federal benefit	210	137	—
Amortization of nondeductible goodwill	17,572	14,844	1,201
Nondeductable stock compensation	(3,339)	33,815	—
Change in valuation allowance for deferred tax assets	461	(8,097)	(2,721)
Unrealized capital losses providing no current tax benefit	8,870	—	—
Research and development credit and other	(245)	(229)	(835)

	$(4,058)	2,966	—

     The tax effects of temporary differences and operating loss carryforwards that give rise to significant portions of net deferred tax assets are comprised of the following (in thousands):

	December 31,

	2001	2000

Deferred tax assets
Net operating loss carryforwards	$154,641	149,540
Loss on excess office facilities	6,693	—
Deferred revenue	9,587	12,252
Allowances for doubtful accounts and sales returns	608	1,018
Depreciation and amortization	1,383	191
Other	5,442	681

Gross deferred tax assets	178,354	163,682
Less valuation allowance	(156,290)	(149,540)

	22,064	14,142
Deferred tax liabilities
Net unrealized gains on equity securities	(16,479)	—

Net deferred tax assets	$5,585	14,142

     Substantially all net operating loss carryforwards pertain to the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets which will be reduced in the period in which the Company realizes a benefit on its tax returns from a reduction of income taxes payable. When realized, the tax benefit of these losses will be accounted for as a credit to shareholders’ equity rather than a reduction to the income tax provision. These net operating loss carryforwards begin to expire in 2013, if not utilized.

     The valuation allowance for deferred tax assets increased by $6.8 million, $57.3 million, and $75.3 million for 2001, 2000 and 1999, respectively.

Note 11. Segment Information

     The Company operates in one business segment, media delivery, for which the Company receives revenues from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s Operating Committee (COC), which is comprised of the Company’s Chief Executive Officer, President, and Senior Vice Presidents. The COC reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The COC does not review discrete financial information regarding profitability of the Company’s different products or services and, therefore, the Company does not have operating segments as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

     The Company’s customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

United States	$134,190	177,484	103,545
Europe	27,809	34,499	15,124
Asia	19,197	20,710	9,992
Rest of the world	7,709	8,845	2,581

Total	$188,905	241,538	131,242

     Revenue from external customers by product type is as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Consumer	$47,005	79,290	59,248
Subscription services	28,231	1,986	—
Systems	98,090	119,320	57,845
Advertising revenue	15,579	40,942	14,149

Total net revenues	$188,905	241,538	131,242

     Long-lived assets by geographic location are as follows (in thousands):

	December 31,

	2001	2000

United States	$92,551	146,280
Europe	180	260
Asia/Rest of the world	627	594

Total	$93,358	147,134

Note 12. Commitments and Contingencies

A. Commitments. The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases its office facilities under terms of operating lease agreements expiring through April 2011. The Company also has other contractual obligations expiring over varying time periods into the future. Future minimum payments are as follows (in thousands):

		Other
		Contractual
	Office Leases	Obligations	Total

2002	$11,383	21,658	33,041
2003	11,351	7,075	18,426
2004	11,501	2,500	14,001
2005	11,860	—	11,860
2006	12,231	—	12,231
Thereafter	52,113	—	52,113

Total minimum payments	$110,439	31,233	141,672

Less future minimum payments under subleases	3,605	—	3,605

Net	$106,834	31,233	138,067

     Other contractual obligations primarily relate to minimum contractual payments due to content and other service providers.

     Rent expense was $6.7 million in 2001, $4.8 million in 2000 and $2.8 million in 1999.

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

Note 13. Quarterly Information (Unaudited)

The following table summarizes the unaudited statement of operations for each quarter of 2001 and 2000 (in thousands, except per share data):

		Quarters Ended

	Total	Dec. 31	Sept. 30	June 30	Mar. 31

2001
Net revenues	$188,905	45,438	45,228	47,860	50,379
Gross profit	150,717	35,197	36,061	38,008	41,451
Operating loss	(65,324)	(11,546)	(21,457)	(3,986)	(28,335)
Net loss	(74,763)	(11,820)	(19,380)	(19,190)	(24,373)
Basic and diluted net loss per share	(0.47)	(0.07)	(0.12)	(0.12)	(0.15)
2000
Net revenues	$241,538	58,230	67,124	62,656	53,528
Gross profit	202,850	47,808	57,139	52,899	45,004
Operating loss	(126,026)	(37,943)	(31,838)	(32,524)	(23,721)
Net loss	(110,121)	(33,346)	(30,755)	(27,199)	(18,821)
Basic and diluted net loss per share	(0.72)	(0.21)	(0.20)	(0.18)	(0.12)

     Due to use of rounding convention for quarterly reporting, sum of quarters may not equal annual totals.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
RealNetworks, Inc.:

     We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington
January 21, 2002

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is contained in part in the sections captioned “Board of Directors-Nominees for Director,” “Board of Directors-Continuing Directors-Not Standing for Election This Year,” “Board of Directors-Contractual Arrangements” and “Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on June 6, 2002, and such information is incorporated herein by reference.

     The remaining information required by this Item is set forth as Item 4A in Part I of this report under the caption “Executive Officers of the Registrant.”

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information contained in the section captioned “Compensation and Benefits” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on June 6, 2002.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained in the sections captioned “Voting Securities and Principal Holders” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on June 6, 2002.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders-Certain Transactions” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on June 6, 2002.

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

(b)	Reports on Form 8-K

None

(c)	Exhibits

     The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit No. 2: Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger among RealNetworks, Vivo Software, Inc. and RN Acquisition Corp. dated as of February 20, 1998 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 1998)

2.2	Agreement and Plan of Merger by and among RealNetworks, Xing Technology Corporation, XTC Acquisition Corp. and certain shareholders of Xing dated as of April 12, 1999 (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999)

2.3	Amendment No. 1 to Agreement and Plan of Merger among RealNetworks, Xing Technology Corporation, XTC Acquisition Corp. and certain shareholders of Xing dated as of July 28, 1999 (incorporated by reference from Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 1999)

2.4	Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Varsity Acquisition Corp., NetZip, Inc., certain shareholders of NetZip, Inc. and ChaseMellon Shareholder Services, L.L.C., dated as of January 25, 2000 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2000)

2.5	Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., McKinley Acquisition Corp., Aegisoft Corp., certain shareholders of Aegisoft Corp. and Mellon Investor Services LLC, dated as of December 29, 2000 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12 2001)

Exhibit No. 3: Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)

Exhibit No. 4: Instruments Defining the Rights of Security Holders

4.1	Shareholder Rights Plan dated as of December 4, 1998 between RealNetworks and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on December 14, 1998)

4.2	Amendment No. 1 dated as of January 21, 2000 to Shareholder Rights Plan between RealNetworks and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on February 7, 2000)

4.3	Amendment No. 2 dated as of May 30, 2000 to Shareholder Rights Plan between RealNetworks and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on June 8, 2000)

4.4	Third Amended and Restated Investors’ Rights Agreement dated March 24, 1998 by and among RealNetworks and certain shareholders of RealNetworks (incorporated by reference to Exhibit 10.16 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998)

Exhibit No. 10: Material Contracts

Executive Compensation Plans and Agreements

10.1	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)

10.2	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.3	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.4	Vivo Software, Inc. 1993 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 20, 1998)

10.5	Form of Stock Option Agreement under 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.6	Form of Stock Option Agreement under 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.4 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.7	RealNetworks 1998 Employee Stock Purchase Plan, as amended and restated on December 19, 2000 (incorporated by reference from Exhibit 10.7 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001)

10.8	Offer Letter dated February 1, 2002 between RealNetworks, Inc. and Lawrence Jacobson (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001)

Other Material Contracts

10.9	Lease dated January 21, 1998 between RealNetworks as Lessee and 2601 Elliott, LLC (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on

Form 10-Q for the quarterly period ended March 31, 1998 filed with the Securities and Exchange Commission on May 14, 1998)

10.10	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to Amendment No. 4 of RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))

10.11	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to Amendment No. 4 of RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))

10.12	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to Amendment No. 4 of RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 20, 1997 (File No. 333-36553))

Exhibit No. 21: Subsidiaries of the Registrant

21.1	Subsidiaries of RealNetworks

Exhibit No. 23: Consents of Experts and Counsel

23.1	Consent of KPMG LLP

Exhibit No. 24: Power of Attorney

24.1	Power of Attorney (included on signature page)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 6, 2002.

REALNETWORKS, INC

By	/s/ ROBERT GLASER

Robert Glaser Chief Executive Officer

POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Robert Glaser and Brian V. Turner, and each of them severally, his or her true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his or her name and on his or her behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 6, 2002.

Signature	Title

/s/ ROBERT GLASER Robert Glaser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ BRIAN V. TURNER Brian V. Turner	Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ EDWARD BLEIER Edward Bleier	Director

/s/ JAMES W. BREYER James W. Breyer	Director

/s/ BRUCE JACOBSEN Bruce Jacobsen	Director

/s/ KALPANA RAINA Kalpana Raina	Director

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
RealNetworks, Inc.:

     Under date of January 21, 2002, we reported on the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which report is included in the 2001 annual report on Form 10-K of RealNetworks, Inc.

     In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington
January 21, 2002

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
REALNETWORKS, INC. AND SUBSIDIARIES
Years Ended December 31, 2001, 2000, 1999
(in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Year ended December 31, 2001:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	948	507	(879)	576
Allowance for sales returns	1,360	7,390	(7,503)	1,247

Total	2,308	7,897	(8,382)	1,823
Year ended December 31, 2000:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	828	1,107	(987)	948
Allowance for sales returns	1,154	9,119	(8,913)	1,360

Total	1,982	10,226	(9,900)	2,308
Year ended December 31, 1999:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	622	799	(593)	828
Allowance for sales returns	722	4,770	(4,338)	1,154

Total	1,344	5,569	(4,931)	1,982

EXHIBIT INDEX

Exhibit Number	Description

21.1	Subsidiaries of RealNetworks, Inc.

23.1	Consent of KPMG LLP