Form 10-Q
period 2002-03-31
REALNETWORKS INC
filed 2002-04-16
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of shares of the registrant’s Common Stock outstanding as of April 11, 2002 was 158,981,127.

REALNETWORKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	41
Item 6. Exhibits and Reports on Form 8-K	42

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$337,265	344,509
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	6,063	5,854
Prepaid expenses and other current assets	5,580	7,244
Deferred income taxes	5,225	5,225

Total current assets	354,133	362,832
Equipment and leasehold improvements, at cost:
Equipment and software	32,056	31,298
Leasehold improvements	24,994	24,965

Total equipment and leasehold improvements	57,050	56,263
Less accumulated depreciation and amortization	23,665	20,721

Net equipment and leasehold improvements	33,385	35,542

Restricted cash equivalents	17,300	17,300
Equity investments	65,519	92,940
Deferred income taxes	10,850	360
Goodwill, net	57,816	57,816
Other	928	1,070

Total assets	$539,931	567,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,002	9,950
Accrued and other liabilities	31,356	30,853
Deferred revenue, excluding non-current portion	30,259	31,462
Accrued loss on excess office facilities, excluding non-current portion	5,133	5,288

Total current liabilities	76,750	77,553

Deferred revenue, excluding current portion	10,253	15,380
Accrued loss on excess office facilities, excluding current portion	6,456	7,149
Deferred rent	3,023	2,899
Shareholders’ equity:
Preferred stock, $0.001 par value per share, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value per share, Authorized 1,000,000 shares; issued and outstanding 158,937 shares in 2002 and 159,844 shares in 2001	159	160
Additional paid-in capital	621,950	628,919
Deferred stock compensation	(750)	(914)
Accumulated other comprehensive income	40,791	56,463
Accumulated deficit	(218,701)	(219,749)

Total shareholders’ equity	443,449	464,879

Total liabilities and shareholders' equity	$539,931	567,860

See accompanying notes to condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Quarter Ended
	March 31,

	2002	2001

Net revenues:
Software license fees	$24,354	29,571
Service revenues	21,347	15,286
Advertising	1,591	5,522

Total net revenues	47,292	50,379

Cost of revenues:
Software license fees	2,208	1,927
Service revenues	9,251	5,152
Advertising	753	1,849

Total cost of revenues	12,212	8,928

Gross profit	35,080	41,451

Operating expenses:
Research and development (excluding non-cash stock based compensation of $164 for the quarter ended March 31, 2002, and $14,045 for the comparable period in 2001, included below)	11,844	16,621
Sales and marketing (excluding non-cash stock based compensation of $0 for the quarter ended March 31, 2002, and $715 for the comparable period in 2001, included below)	17,658	20,246
General and administrative	4,454	5,453
Goodwill amortization, acquisitions charges, and stock based compensation	164	27,466

Total operating expenses	34,120	69,786

Operating income (loss)	960	(28,335)
Other income (expense):
Interest income	2,617	5,346
Equity in net loss of MusicNet	(2,181)	—
Other, net	728	(150)

Other income, net	1,164	5,196
Income (loss) before income taxes	2,124	(23,139)
Income tax expense	1,076	1,234

Net income (loss)	$1,048	(24,373)

Basic net income (loss) per share	$0.01	(0.15)

Diluted net income (loss) per share	$0.01	(0.15)

Shares used to compute basic net income (loss) per share	159,054	158,719
Shares used to compute diluted net income (loss) per share	165,808	158,719
Comprehensive loss:
Net income (loss)	$1,048	(24,373)
Unrealized loss on investments, net of taxes of $10,490 in 2002	(15,657)	(3,209)
Foreign currency translation adjustment	(16)	(491)

Comprehensive loss	$(14,625)	(28,073)

See accompanying notes to condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,048	(24,373)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of equipment and leasehold improvements	2,958	2,954
Goodwill amortization, acquisition charges and stock based compensation	164	27,466
Equity in net losses of equity method investees	2,450	—
Net change in certain operating assets and liabilities	(4,425)	(6,938)

Net cash provided by (used in) operating activities	2,195	(891)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(773)	(9,120)
Purchases of short-term investments	(155,928)	(108,791)
Proceeds from sales and maturities of short-term investments	167,802	140,805
Purchases of long-term equity investments	(350)	(5,022)
Decrease in restricted cash equivalents	—	1,500
Proceeds from sale of investments	793	—
Payment of acquisition costs	—	(1,949)

Net cash provided by investing activities	11,544	17,423

Cash flows from financing activities:
Repurchase of common stock	(9,510)	—
Proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	1,467	1,790

Net cash provided by (used in) financing activities	(8,043)	1,790

Effect of exchange rate changes on cash	4	(770)

Net increase in cash and cash equivalents	5,700	17,552
Cash and cash equivalents at beginning of period	104,182	147,885

Cash and cash equivalents at end of period	109,882	165,437
Short-term investments at end of period	227,383	185,039

Total cash, cash equivalents and short-term investments at end of period	$337,265	350,476

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

     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2002. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(c)  Cash, Cash Equivalents and Short-Term Investments

     Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	March 31, 2002	December 31, 2001

Cash and cash equivalents	$109,882	104,182
Short-term investments	227,383	240,327

Total cash, cash equivalents and short-term investments	$337,265	344,509

Restricted cash equivalents	$17,300	17,300

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

     The Company has classified all marketable debt and equity securities for which there is a determinable fair market value and there are no restrictions on the Company’s ability to sell within the next 12 months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). The cost basis for determining realized gains and losses on available-for-sale securities is determined using the specific identification method.

(d)  Other Investments

     The Company has investments that are accounted for under the cost method of accounting. The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence and the related securities do not have a quoted market price.

     The Company also has investments that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s consolidated operating results. In cases where the Company has loaned the investee funds and is the only source of financing, the Company may record more than its relative share of the investee’s losses.

(e)  Revenue Recognition

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

     Service revenues include payments under support and upgrade contracts, GoldPass and RealOne media subscription services, fees from consulting services and streaming media content hosting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenues are recognized ratably over the period that services are provided. Other service revenues are recognized when the services are performed.

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

(f)  Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

     Excluded from the computation of diluted net income per share for the quarter ended March 31, 2002 are options and warrants to acquire approximately 24,886,000 shares of common stock with a weighted-average exercise price of $9.68. Excluded from the computation of diluted net loss per share for the quarter ended March 31, 2001 are options and warrants to acquire 21,353,000 shares of common stock with a weighted-average exercise price of $9.40. Also excluded in the quarter ended March 31, 2001, are approximately 1,366,000 shares of common stock issued in acquisitions that are subject to repurchase by the Company at a nominal price in certain circumstances. Such potentially dilutive securities are excluded, as their effects are anti-dilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations for the quarters ended March 31, 2002 and 2001 (in thousands, except per share data):

		Weighted Average	Income
	Income (Loss)	Shares	(Loss)
	(Numerator)	(Denominator)	per Share

Quarter Ended March 31, 2002
Basic net income per share	$1,048	159,054	$0.01
Effect of dilutive stock options and warrants		6,754

Diluted net income per share	$1,048	165,808	$0.01

Quarter Ended March 31, 2001
Basic net loss per share	$(24,373)	158,719	$(0.15)
Effect of dilutive stock options and warrants		—

Basic and diluted net loss per share	$(24,373)	158,719	$(0.15)

(g)  Derivative Financial Instruments

     During the quarter ended March 31, 2002, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. At March 31, 2002, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay US$/receive GBP)	(GBP) 520	$735	$4
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN) 231,935	$1,778	$22

(h)  Comprehensive Loss

     The Company’s comprehensive loss for the quarters ended March 31, 2002 and 2001 consisted of net income (loss), net unrealized losses on marketable securities and the gross amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized losses on investments has been taken into account if applicable. The components of accumulated other comprehensive income are as follows (in thousands):

	March 31,	December 31,
	2002	2001

Unrealized gains on investments, net of taxes of $5,989 in 2002 and $16,479 in 2001	$41,369	57,027
Foreign currency translation adjustments	(578)	(564)

	$40,791	56,463

(i)  New Accounting Policies

     The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. The impact of adopting SFAS 142 is discussed in Note 3.

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS 121. The Company adopted SFAS 144 as of January 1, 2002. Adoption of SFAS 144 did not effect the Company’s consolidated financial position or results of operations.

NOTE 2 — SEGMENT INFORMATION

     The Company has one reporting segment, media delivery, for which the Company receives revenues from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s Operating Committee (COC), which is comprised of the Company’s Chief Executive Officer, President, and Senior Vice Presidents. The COC reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The COC does not review discrete financial information regarding profitability of the Company’s different products or services and, therefore, the Company has only one operating segment as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

     The Company’s customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows (in thousands):

	Quarter Ended March 31,

	2002	2001

United States	$31,523	34,990
Europe	8,865	8,953
Asia	5,417	4,670
Rest of the world	1,487	1,766

Total net revenues	$47,292	50,379

     Revenue from external customers by product type is as follows (in thousands):

	Quarter Ended March 31,

	2002	2001

Consumer	$9,455	14,053
Subscription services	13,622	4,260
Systems	22,624	26,544
Advertising revenue	1,591	5,522

Total net revenues	$47,292	50,379

     Long-lived assets by geographic location are as follows (in thousands):

	March 31,	December 31,
	2002	2001

United States	$90,437	92,551
Asia/Rest of the world	598	627
Europe	166	180

Total	$91,201	93,358

NOTE 3 — BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

     There were no business combinations in the quarters ended March 31, 2002 or 2001.

     Goodwill amortization, acquisition charges and stock based compensation, relating to business combinations completed prior to 2001, are as follows (in thousands):

	Quarter Ended March 31,

	2002	2001

Goodwill amortization and acquisition charges	$—	12,706
Stock based compensation	164	14,760

Total	$164	27,466

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121), which was superceded by SFAS 144.

     The provisions of SFAS 141 were adopted effective June 30, 2001. No business combinations were completed during the period from July 1, 2001 to December 31, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

     As of January 1, 2002, the Company had no recorded intangible assets apart from goodwill of $57.8 million, net of accumulated amortization. During the quarter ended March 31, 2002, the Company completed its transitional goodwill impairment test. Based upon the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS 142 on January 1, 2002. The Company plans to conduct its annual impairment testing during the fourth quarter of each year.

     Net loss and loss per share for the quarter ended March 31, 2001 adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share data):

Quarter Ended
March 31, 2001

Net loss:
Reported net loss	$(24,373)
Goodwill amortization	12,348

Adjusted net loss	$(12,025)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.15)
Goodwill amortization	0.08

Adjusted basic and diluted net loss per share	$(0.07)

NOTE 4 — OTHER INVESTMENTS

     RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent for which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. During 2001, certain of the Company’s investments were written down to fair value based upon the Company’s analysis that the declines in fair value were other-than-temporary. Based upon an evaluation of the facts and circumstances during the quarter ended March 31, 2002, the Company determined that no further other-than-temporary declines in fair value of investments had occurred.

     As of March 31, 2002, the Company owned marketable equity securities of a publicly traded Japanese company, representing approximately 15% of the investee’s outstanding shares, accounted for as an available-for-sale security. The market value of these shares has significantly increased from the Company’s original cost, although it decreased $24.9 million during the quarter ended March 31, 2002, resulting in a carrying value at March 31, 2002 of $49.4 million. The increase over the Company’s cost basis, net of tax effects, is recorded as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited, the share price is volatile and the investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

NOTE 5 — INVESTMENT IN MUSICNET

     In 2001, the Company announced the formation of MusicNet, Inc. (MusicNet), a joint venture with four media companies to create a platform for online music subscription services. MusicNet, which previously was a subsidiary of the Company, issued additional shares of capital stock in April and July 2001 reducing the Company’s ownership interest. The Company’s investment in MusicNet is accounted for under the equity method of accounting. As of March 31, 2002, the Company’s ownership interest in MusicNet was approximately 36.8% and the carrying value for its investment is approximately $7.0 million. In the quarter ended March 31, 2002, the Company recognized approximately $416,000 of revenue related to a license agreement with MusicNet and was reimbursed $124,000 for certain administrative services provided to MusicNet on a transitional basis which has been accounted for as a reduction of related expenses.

NOTE 6 — LOSS ON EXCESS OFFICE FACILITIES

     In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. During 2001, the Company re-evaluated its facilities requirements and, as a result, decided to permanently sublet all of this office space. Accordingly, the Company recorded losses of $22.2 million representing approximately $15.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. The Company’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections.

     A summary of activity for the accrued loss on excess office facilities is as follows (in thousands):

Accrued loss at December 31, 2001	$12,437
Less amounts paid, net of sublease income	(848)

Accrued loss at March 31, 2002	$11,589

NOTE 7 — REPURCHASE OF COMMON STOCK

     The Company’s Board of Directors authorized the repurchase of up to an aggregate of $50 million of the Company’s outstanding common stock. Any purchases of common stock under the share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. During the quarter ended March 31, 2002, the Company repurchased approximately 1.4 million shares at an average cost of $5.71 per share. Since the program’s inception, the Company has repurchased approximately 3.9 million shares at an average cost of $5.44 per share.

NOTE 8 — LITIGATION

     In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against the Company and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas — Dallas Division. The plaintiffs allege that the Company, individually and in combination with Broadcast.com, infringes on a certain patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin the Company from the alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. The Company may be required to indemnify Broadcast.com under the terms of its license agreement. The plaintiffs filed a similar claim based on the same patent and seeking similar remedies as a separate lawsuit against Microsoft and Broadcast.com in the same court. The court has consolidated the lawsuit against Microsoft and Broadcast.com with the lawsuit against the Company and Broadcast.com. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other royalties, in addition to complying with injunctive relief, which could have a material adverse effect on the Company’s operating results. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit, and intends to vigorously defend itself against these claims. Accordingly, no amounts have been accrued for this matter at March 31, 2002. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations.

     Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of the Company’s RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. The Company has filed answers denying the claims and has filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by the Company’s End User License Agreements. The Washington State Court has granted the Company’s motion to compel arbitration. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks’ End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. Accordingly, no amounts have been accrued for this matter at March 31, 2002. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

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

     We were incorporated in February 1994 and were in the development stage until July 1995, when we released the commercial version of RealAudio Version 1.0, the first version of our RealPlayer products. In August 1996, we began selling RealPlayer Plus, a premium version of our RealPlayer product. Since its initial release, RealPlayer has been available for download free of charge from our websites. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that included RealAudio and RealVideo technology. In September 1999, we released the commercial versions of RealJukebox and RealJukebox Plus, a personal music management system. In August 2000, we released the gold version of RealPlayer 8, RealJukebox 2, RealDownload 4 and launched RealPlayer GoldPass, a for-pay media subscription service available to RealPlayer Plus customers. In December 2000, we released RealSystem iQ, a new foundational architecture for digital media delivery which increases the reliability of Internet broadcasts, scales to large audiences, and provides enhanced flexibility and cost-effectiveness for media delivery network deployments. In March 2001, we introduced RealArcade, a new end-to-end platform for the digital distribution of PC games benefiting both developers and consumers. In June 2001, we launched RealSystem Media Commerce Suite, a platform for Internet media commerce that is intended to provide a universal platform for secure distribution of digital movies, music, and other content. In December 2001, we launched RealOne, the successor to our GoldPass service, which incorporates our RealPlayer and RealJukebox products together with a new media browser and value-added services to create a multi-dimensional media experience for consumers.

We report revenues in three categories:

•	Software license fees, which include revenues from sales of our RealPlayer Plus, RealJukebox Plus, RealEntertainment Center Plus, RealServers and related authoring and publishing tools, both directly to customers and indirectly through OEM channels, and sales of third-party products, including games.

•	Service revenues, which include revenues from support and maintenance services that we sell to customers who purchase our RealPlayer Plus, RealJukebox Plus, RealEntertainment Center Plus, RealServers and related authoring and publishing tools, RealPlayer Gold Pass/RealOne subscription services, including our RealOne Music subscription service, broadcast hosting services we provide through our Real Broadcast Network and consulting services we offer to our customers.

•	Advertising revenues, which are derived from sales of advertising on our Web sites and client software and within the media streams that we host on behalf of our corporate customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our critical accounting policies and estimates are as follows:

•	Revenue recognition

•	Estimating sales returns and the allowance for doubtful accounts

•	Estimating losses on excess office facilities

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies

•	Valuation of goodwill

     Revenue Recognition

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

     At the time of each transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due beyond our normal payment terms, is based upon a variable matrix such as a minimum level of distribution or is subject to refund, we account for the fee as not being fixed and determinable. In these cases, we defer revenue and recognize it when it becomes due and payable.

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

     For multiple element arrangements, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, we recognize revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of the undelivered elements such as consulting services and product support and upgrades, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products for which no installation or customization is required based upon the amounts we charge when support and upgrades are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates we charge for our employees when they are performing these services provided we have the ability to accurately estimate the hours required to complete a project based upon our experience with similar projects. For multiple element arrangements involving installation or customization, Company specific objective evidence is established for support and maintenance arrangements if our customers have an optional annual renewal rate specified in the arrangement and the rate is substantive.

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

     Sales Returns and the Allowance for Doubtful Accounts

     The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, we must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing reserves for sales returns and the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze the age of accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

     Loss on Excess Office Facilities

     We have made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. The significant factors we considered in making our estimates are discussed below in “Loss on excess office facilities.”

     Impairment of Investments

     As part of the process of preparing our consolidated financial statements we periodically evaluate whether any declines in the fair value of our investments are other-than-temporary. Significant judgments and estimates must be made to assess whether an other-than-temporary decline in fair value of investments has occurred and to estimate the fair value of investments in privately held companies. See “Equity Investments” below for a discussion of the factors we considered in evaluating whether declines in fair value of our investments were other-than-temporary and the factors we considered in estimating the fair value of investments in private companies.

     Valuation of Goodwill

     We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors we consider important which could trigger an impairment review include the following:

•	poor economic performance relative to expected historical or projected future operating results;

•	significant negative industry, economic or company specific trends;

•	changes in the manner of our use of the assets or the plans for our business; and

•	loss of key personnel

     If we were to determine that the fair value of a reporting unit was less than its carrying value, including goodwill based upon the annual test or the existence of one or more of the above indicators of impairment, we measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of reporting unit goodwill. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, we would record an impairment charge for the difference.

RESULTS OF OPERATIONS

REVENUES

     Software License Fees. Software license fees were $24.4 million for the quarter ended March 31, 2002, a decrease of 18% from $29.6 million for the quarter ended March 31, 2001. We believe that the decrease was due to continued cutbacks in capital and information technology spending by our customers and potential customers as a result of macro-economic conditions. Additionally, certain of our customers and potential customers have ceased operations or continue to experience difficult financial situations. The current economic environment has also resulted in current and potential customers delaying or foregoing purchases and has caused sales cycles to increase. Also, we have continued to focus our consumer promotional activities to feature our RealOne subscription services, which has resulted in a shift of revenue from software license fees to service revenues. Additionally, the English language version of our RealPlayer Plus and RealJukebox Plus products, which have previously contributed significantly to software license fees, are now combined in our RealOne subscription offering, the revenue from which is included in service revenues.

     Service Revenues. Service revenues were $21.3 million for the quarter ended March 31, 2002, an increase of 40% from $15.3 million for the quarter ended March 31, 2001. The increase in service revenues was primarily attributable to our RealOne subscription services, which we launched in December 2001 as the successor to our GoldPass subscription services, partially offset by decreases in other product offerings including content hosting revenues. Our subscription services accounted for approximately $13.6 million and $4.3 million of service revenues for the quarters ended March 31, 2002 and 2001, respectively. We believe the decreased revenues in content hosting and other services are due primarily to the macro-economic conditions as described above in “Software License Fees.”

     Advertising. Advertising revenues were $1.6 million for the quarter ended March 31, 2002, a decrease of 71% from $5.5 million for the quarter ended March 31, 2001. We believe the decrease in advertising revenues was due to the continued depressed environment for Internet advertising, which resulted in lower volumes and average advertising rates. In addition, certain of our advertising customers have ceased operations.

REVENUES BY PRODUCT TYPE

     Consumer. Consumer revenues are derived from sales of our RealPlayer Plus, RealJukebox Plus and RealEntertainment Center Plus products, revenues from support and maintenance services that we sell to customers who purchase these products and third-party products, including games. Consumer revenues were $9.5 million in the quarter ended March 31, 2002, a decrease of 33% from $14.1 million in the quarter ended March 31, 2001. The decrease was primarily due to a change in focus of our promotional activities to feature our RealOne subscription services. Additionally, as discussed above, the English language version of our RealPlayer Plus and RealJukebox Plus products, which have previously contributed significantly to consumer revenues, are now combined in our RealOne subscription offering, the revenue from which is included in subscription services.

     Subscription Services. Subscription services revenues, which consist of our RealOne subscription services, were $13.6 million in the quarter ended March 31, 2002, an increase of 220% from $4.3 million in the quarter ended March 31, 2001. The increase was primarily attributable to the increased focus of our promotional activities on our RealOne subscription services, formerly named GoldPass until the fourth quarter of 2001. We believe that the continued increase in the content available to RealOne subscribers has resulted in a broader reach among consumers, thereby leading to greater consumer adoption rates and higher revenues. For example, newly available on our subscription services since the quarter ended March 31, 2001, is content from partners such as ABCNEWS.com, NASCAR, CBS SURVIVOR INSIDER, CNN, E! Networks, FOXSports.com and others. Our subscription services offerings represent a relatively new business model for Internet media delivery and a new business model for us. We cannot predict how these subscription offerings will perform in the future or at what rate subscription revenues will grow, if at all.

     Systems. Systems revenues are derived from sales of our RealServers and related authoring and publishing tools, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide through our Real Broadcast Network and consulting services we offer to our customers. Systems revenues were $22.6 million in the quarter ended March 31, 2002, a decrease of 15% from $26.5 million in the quarter ended March 31, 2001. We believe the decrease was due to continued cutbacks in capital and information technology spending by our customers and potential customers as a result of macro-economic conditions. Additionally, certain of our customers and potential customers have ceased operations or continue to experience difficult financial situations. The current economic environment has also resulted in current and potential customers delaying or foregoing purchases and has caused sales cycles to increase.

     Advertising. Advertising. Advertising revenues were $1.6 million for the quarter ended March 31, 2002, a decrease of 71% from $5.5 million for the quarter ended March 31, 2001. See “Revenues— Advertising” above for analysis.

GEOGRAPHIC REVENUES

     International revenues represented 33% of total net revenues for the quarter ended March 31, 2002, compared to 31% for the quarter ended March 31, 2001. International revenues increased as a percentage of total net revenues in the first quarter of 2002 primarily due to our continued expansion into additional international markets. Specifically, since the quarter ended March 31, 2001, we have opened new sales offices in Korea, Singapore and China. Revenues generated in Europe were 19% of total net revenues for the quarter ended March 31, 2002, compared to 18% for the quarter ended March 31, 2001, and revenues generated in Asia and the rest of the world were 14% of total net revenues for the quarter ended March 31, 2002, compared to 13% for the quarter ended March 31, 2001. At March 31, 2002, accounts receivable due from international customers represented approximately 27% of trade accounts receivable. The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. Results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. We currently do not hedge the majority of our foreign currency exposures and therefore are subject to the risk of changes in exchange rates. The costs of both domestic and international revenues are substantially the same.

DEFERRED REVENUE

     Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, and other prepayments for which the earnings process has not been completed. Revenue from contracts with customers developing content delivery networks is generally recognized over the term of the arrangement commencing upon the customer’s deployment of our technology in their network build-out. Because many of the agreements related to the content delivery networks have been with companies that have had limited operating histories, we have historically required prepayments from such customers to mitigate our credit risk. Cash prepayments associated with these contracts are recorded as deferred revenue and amounted to $21.9 million and $27.2 million at March 31, 2002 and December 31, 2001, respectively. The decrease in deferred revenue for the quarter ended March 31, 2002 is primarily due to recognition of revenue on existing contracts at a higher rate than prepayments received from customers for new systems contracts. We believe the decrease in new systems contracts in recent periods results from current macro-economic conditions which have resulted in cutbacks in capital and information technology spending by our customers and potential customers.

COST OF REVENUES

     Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, fees paid to third-party vendors for order fulfillment and royalties paid on sales of games and other third-party products. Cost of software license fees was $2.2 million for the quarter ended March 31, 2002, an increase of 15% from $1.9 million for the quarter ended March 31, 2001, and increased as a percentage of software license fees to 9% for the quarter ended March 31, 2002 from 7% for the quarter ended March 31, 2001. The increase in costs was due primarily to an increase in royalties related to sales of our games products. The increase in percentage of software license fees was due to shifts in product mix.

     Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and consulting services, expenses incurred in providing our streaming media hosting services and cost of content included in our RealOne subscription service offerings. Cost of service revenues was $9.3 million for the quarter ended March 31, 2002, an increase of 80% from $5.2 million for the quarter ended March 31, 2001, and increased as a percentage of service revenues to 43% for the quarter ended March 31, 2002 from 34% for the quarter ended March 31, 2001. The increase in costs was primarily due to costs associated with content included in our RealOne subscription services as well as increased customer service and technical support costs associated with our subscription services. Costs of content include our agreements with Major League Baseball, the National Basketball Association, ABCNEWS.com, NASCAR, CBS SURVIVOR INSIDER, CNN, E! Networks, FOXSports.com and other providers of subscription services media content. The costs associated with the content agreements are expensed over the contract terms. The increase in percentage of service revenues was due to shifts in product mix towards our subscription services, which are characterized by relatively higher costs of revenues than our other service offerings.

     Our RealOne subscription services are a relatively new and growing portion of our business. This subscription services business is characterized by relatively higher costs of revenues than our other products and services, primarily due to the cost of licensing media content for these services. As a result, if this portion of our business continues to grow, we anticipate that our cost of service revenues may grow at an increased rate relative to net revenues and thereby may lead to reductions in our gross margins in the future.

     Cost of Advertising. Cost of advertising includes the cost of personnel associated with maintenance of programming services, content creation and maintenance, fees paid to third parties for content included on our Web sites and ad delivery services. Cost of advertising was $0.8 million for the quarter ended March 31, 2002, a decrease of 59% from $1.8 million for the quarter ended March 31, 2001, but increased as a percentage of advertising revenues to 47% for the quarter ended March 31, 2002 from 33% for the quarter ended March 31, 2001. The decrease in costs was primarily due to lower sales volumes and shifting programming personnel to other areas of our business. The increase in percentage terms was due to fixed expenses decreasing at a slower rate than the decrease in revenues.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock compensation, were $11.8 million for the quarter ended March 31, 2002, a decrease of 29% from $16.6 million for the quarter ended March 31, 2001, and decreased as a percentage of total net revenues to 25% for the quarter ended March 31, 2002 from 33% for the quarter ended March 31, 2001. The decrease in expenses was primarily due to a reduction in personnel and contract labor in the third quarter of 2001 as part of an overall plan to better control costs. The decrease in percentage terms was primarily a result of expenses decreasing at a faster rate than the decrease in net revenues.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expenses, excluding non-cash stock compensation, were $17.7 million for the quarter ended March 31, 2002, a decrease of 13% from $20.2 million for the quarter ended March 31, 2001, and decreased as a percentage of total net revenues to 37% for the quarter ended March 31, 2002 from 40% for the quarter ended March 31, 2001. The decrease in expenses was primarily due to reductions in personnel and contract labor in the third quarter of 2001 and continued decreases in advertising and marketing expenses as part of an overall plan to better control costs. The decrease in percentage terms was a result of cost saving measures that reduced sales and marketing expenses faster than the rate of the decline in net revenues.

     General and Administrative. General and administrative expenses consist primarily of salaries, related personnel costs, and fees for professional and temporary services. General and administrative expenses were $4.5 million for the quarter ended March 31, 2002, a decrease of 18% from $5.5 million for the quarter ended March 31, 2001, and decreased as a percentage of total net revenues to 9% for the quarter ended March 31, 2002 from 11% for the quarter ended March 31, 2001. The decrease in expenses was primarily due to a reduction in personnel and contract labor as part of an overall plan to better control costs, as well as a decrease in legal fees. The decrease in percentage terms was due to expenses decreasing at a faster rate than the decrease in net revenues.

     Goodwill Amortization, Acquisition Charges and Stock-Based Compensation. Goodwill amortization and acquisition charges for the quarter ended March 31, 2002 were $0 and were $12.7 million during the quarter ended March 31, 2001. During the quarter ended March 31, 2002, we completed our transitional goodwill impairment test as required under SFAS 142. Based upon our analysis, we determined that no goodwill impairment had occurred as of January 1, 2002, upon adoption of SFAS 142. Under SFAS 142, goodwill is no longer amortized, but instead tested for impairment at least annually. We did not acquire any businesses in the quarter ended March 31, 2002 or in 2001.

     Stock-based compensation expense for the quarter ended March 31, 2002 was $164,000, compared to $14.8 million for the quarter ended March 31, 2001. The decrease was primarily due to the voluntary resignation of certain former employees in the quarter ended June 30, 2001. No further stock-based compensation has been recognized for such employees.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments and our equity share in the net losses of MusicNet.

     For the quarter ended March 31, 2002, interest income declined from the comparable period in 2001. The decrease was primarily due to lower effective interest rates and lower investment balances.

     MusicNet is a joint venture formed with four media companies to create a platform for online music subscription services. MusicNet, which previously was a subsidiary of ours, issued additional shares of capital stock in April and July 2001 thereby reducing our ownership interest to approximately 36.8%. We account for our interest in MusicNet using the equity method of accounting. As a result, we record in our statement of operations our equity share in MusicNet’s net income (loss) which was a loss of $2.2 million during the quarter ended March 31, 2002. We anticipate that MusicNet will continue to incur losses in the foreseeable future. The carrying value for our investment in MusicNet is approximately $7.0 million as of March 31, 2002.

INCOME TAXES

     For the quarter ended March 31, 2002, we recorded income tax expense of $1.1 million, although we do not expect to pay federal income taxes in the near future, due primarily to tax deductions related to the exercise of employee stock options, the benefit of which is recorded directly to shareholders’ equity. For the quarter ended March 31, 2001, we recorded income tax expense of $1.2 million, although we did not pay any federal income taxes due to tax deductions related to the exercise of employee stock options. As of December 31, 2001, we had net operating loss carryforwards of approximately $442 million, substantially all of which result from employee stock options, the realization of which would increase shareholders’ equity.

EQUITY INVESTMENTS

     We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. The Company’s investments in publicly traded companies are available for sale and are carried at current market value and are classified as long term as they are strategic in nature. For investments with publicly quoted market prices, these factors include the time period and extent that the quoted market price is less than its accounting basis. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. During 2001, certain of these investments were written down to fair value based upon our analysis that the declines in fair value were other-than-temporary. Based upon an evaluation of the facts and circumstances during the quarter ended March 31, 2002, we determined that no further other-than-temporary declines in fair value of investments had occurred.

     As of March 31, 2002, we owned marketable equity securities of a Japanese company, representing approximately 15% of the outstanding shares which are accounted for as available-for-sale securities. The market value of these shares has significantly increased from the original cost, although it decreased $24.9 million during the quarter ended March 31, 2002, resulting in a carrying value at March 31, 2002 of $49.4 million. The increase over our cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited, the share price is volatile and our investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude, or any gain can be realized through the disposition of these shares.

LOSS ON EXCESS OFFICE FACILITIES

     In October 2000, we entered into a 10-year lease agreement for additional office space located near our corporate headquarters in Seattle, Washington. During 2001, we re-evaluated our facilities requirements and, as a result, decided to permanently sublet all of this office space and recorded losses of $22.2 million representing approximately $15.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. Although we believe our estimates are reasonable, additional losses may result if actual experience differs from projections. As of March 31, 2002, $11.6 million was accrued for the loss on excess office facilities.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $2.2 million for the quarter ended March 31, 2002 and net cash used in operating activities was $0.9 million for the quarter ended March 31, 2001. Net cash provided by operating activities for the quarter ended March 31, 2002 resulted primarily from net income of $1.0 million, non-cash depreciation expense of $3.0 million, equity in net losses of equity method investments of $2.5 million and a decrease in prepaid expenses and other assets of $2.3 million, offset by decreases in deferred revenue of $6.4 million. Net cash used in operating activities for the quarter ended March 31, 2001 resulted primarily from net income of $3.1 million (excluding non-cash charges of $27.5 million for goodwill amortization, acquisition charges, and stock- based compensation), non-cash depreciation expense of $3.0 million and a reduction of accounts receivable of $1.7 million, offset by decreases in deferred revenue of $6.7 million and accrued and other liabilities of $2.2 million.

     Net cash provided by investing activities was $11.5 million and $17.4 million for the quarters ended March 31, 2002 and 2001, respectively. In both periods, this was primarily the result of the sales and maturities of short-term investments, offset by purchases of short-term investments and equipment and leasehold improvements.

     Net cash used in financing activities was $8.0 million for the quarter ended March 31, 2002. This was primarily due to our repurchase of approximately $9.5 million of our common stock, partially offset by exercises of employee stock options. Net cash provided by financing activities was $1.8 million for the quarter ended March 31, 2001. This was primarily due to net proceeds from the exercise of stock options.

     In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. During the quarter ended March 31, 2002, we repurchased approximately 1.4 million shares at an average cost of $5.71 per share.

     At March 31, 2002, we had $355 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments were substantially the same as those at December 31, 2001. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

     We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros (for Germany and France), pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters ended March 31, 2002 and 2001.

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

WE HAVE A HISTORY OF LOSSES

     We have incurred significant losses since our inception. As of March 31, 2002, we had an accumulated deficit of approximately $219 million. While we had net income for the quarter ended March 31, 2002, we had a net loss for the years ended December 31, 2001 and 2000, and we may not generate sufficient revenues to be profitable on a quarterly or annual basis in the future. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to be profitable in the future.

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

     Any of these events could put us at a competitive disadvantage which could cause us to lose customers, revenue and market share. They could also force us to expend greater resources to meet new or additional competitive threats, which could also harm our operating results.

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

     While we have a number of short-term agreements with third parties to provide content from their Web sites in our formats, most third parties are not obligated to develop or offer content using our technology. In addition, some third parties have entered into and may in the future enter into agreements with our competitors, principally Microsoft, to develop or offer all or a substantial portion of their content in our competitors’ formats. Microsoft has substantially more resources than us that may enable it to secure preferential and even exclusive relationships with content providers, including preferential placement on or through the Windows Operating System, Internet Explorer or MSN. There could be less demand for and use of our products if Microsoft or another competitor were to secure preferential or exclusive relationships with the leading content providers, Web sites or broadcasters.

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

     Our most popular products and services are primarily designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alternative devices could make the use of our products and services difficult or less desirable. Because we have limited experience to date in creating and shipping versions of our products and services optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so and we may need to devote significant resources to create, support and maintain such versions.

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

OUR NETWORK IS SUBJECT TO SECURITY RISKS THAT COULD HARM OUR BUSINESS AND REPUTATION AND EXPOSE US TO LITIGATION OR LIABILITY

     Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over public networks. Any compromise of our ability to transmit such information and data securely, and costs associated with preventing or eliminating any problems, could harm our business. Online transmissions are subject to a number of security risks, including:

•	our own or licensed encryption and authentication technology may be compromised, breached or otherwise be insufficient to ensure the security of customer information;

•	we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our Web sites or use of our products and services; and

•	a third party could circumvent our security measures and misappropriate our, our partners’ or our customer’s proprietary information or interrupt operations.

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

OUR INTERNATIONAL OPERATIONS INVOLVE OPERATIONAL AND FINANCIAL RISKS

     We operate subsidiaries in Australia, Brazil, England, France, Germany, Hong Kong, Japan, Mexico, Singapore and South Korea, and market and sell products in a number of other countries. We have also entered into joint ventures internationally. For the quarter ended March 31, 2002, approximately 33% of our revenues were derived from international operations.

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

     As of March 31, 2002, we had 40 registered U.S. trademarks or service marks, and had applications pending for an additional 21 U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealOne, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

     As of March 31, 2002, we had 17 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are preparing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties.

     Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of their intellectual property rights, especially patents. Many parties are actively developing streaming media and digital distribution-related technologies, e-commerce and other Web-related technologies, as well as a variety of online business methods and models. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with streaming media, digital distribution and online businesses are likely to arise in the future and may be very costly. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our products and services will be issued in the future. If a blocking patent has been issued or is issued in the future, we would need to either obtain a license or design around the patent. We may not be able to obtain such a license on acceptable terms, if at all, or design around the patent, which could harm our business.

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

     We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, gambling, security, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

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

     There are a large number of legislative proposals before the United States Congress and various state legislatures regarding intellectual property, digital rights management, copy protection requirements, privacy, email marketing and security issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registration and revenue, and influence how and whether we can communicate with our customers.

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

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 37.3% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; SHAREHOLDERS MAY BE UNABLE TO EXERCISE CONTROL

     As of March 31, 2002, our executive officers, directors and affiliated persons beneficially owned approximately 37.3% of our common stock. Robert Glaser, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 33.7% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

B) any other asset or assets on which our long-term business strategy is substantially dependent;

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended March 31, 2002, the price of our common stock ranged from $3.26 to $15.67 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

WE DONATE A PORTION OF NET INCOME TO CHARITY

     For the quarter ended March 31, 2002, we set aside 5% of our pre-tax net income for donations to charity. If we sustain pro forma profitability, we intend to donate such 5% of our annual pre-tax net income to charitable organizations. This will reduce our net income. The non-profit RealNetworks Foundation manages our charitable giving efforts.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	the future development and growth of, and opportunities for, the Internet and the online media delivery market;

•	the features and functionality of our future products, services and technologies;

•	the future adoption of our current and future products, services and technologies;

•	future revenue opportunities;

•	the future growth of our customer base;

•	our ability to successfully develop and introduce future products and services;

•	future expense levels (including cost of revenues, research and development, sales and marketing and general and administrative);

•	future sales and marketing efforts;

•	future capital needs and capital expenditures;

•	the future of our relationships with Microsoft and other companies;

•	the effect of past and future acquisitions;

•	future charges for impairment of long-lived assets and goodwill;

•	future prepayment requirements in our customers’ contracts and the associated effect on deferred revenues;

•	future rates of growth of our costs of service revenues and future reductions in gross margins;

•	the impact of our interest in MusicNet on our operating results;

•	whether we will pay federal income taxes in the near future;

•	potential effects of interest rates on our operating results;

•	the future effectiveness of our intellectual property rights; and

•	the impact of current litigation in which we are involved.

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

     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality securities as specified in our investment policy guidelines. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, in a falling rate environment there may be a degree of reinvestment risk since as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority matures within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in the Company’s investment methodology regarding our cash equivalents and short-term investments, and as such, the descriptions under the captions “Interest Rate Risk” remain unchanged from those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Investment Risk. As of March 31, 2002, we had investments in voting capital stock of both public and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Based upon an evaluation of the facts and circumstances during the quarter ended March 31, 2002, we determined that an other-than-temporary impairment had not occurred. Equity price fluctuations of plus or minus 10% of prices at March 31, 2002 would have had an approximate $5.1 million impact on the value of our investments in publicly traded companies at March 31, 2002, related primarily to our investment in a publicly traded Japanese company.

     Foreign Currency Risk. International revenues accounted for approximately 33% of total net revenues in the quarter ended March 31, 2002. Our international subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

     Our exposure to foreign exchange rate fluctuations arises in part from intercompany payables and receivables to and from our foreign subsidiaries. These intercompany accounts are denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. During the quarter ended March 31, 2002, we entered into foreign currency forward contracts to manage the foreign currency risk of certain of these intercompany accounts. Although these instruments are effective as a hedge from an economic perspective, they did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of risk being hedged. At March 31, 2002, we had the following foreign currency contracts outstanding (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay US$/receive GBP)	(GBP) 520	$735	$4
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN) 231,935	$1,778	$22

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

Item 6. Exhibits and Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2002.

REALNETWORKS, INC.

By	/s/ Brian V. Turner
Brian V. Turner Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)