Form 10-Q
period 2002-06-30
REALNETWORKS INC
filed 2002-07-25
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]     No [   ]

The number of shares of the registrant’s Common Stock outstanding as of July 19, 2002 was 160,548,148.

REALNETWORKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$334,464	344,509
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	6,697	5,854
Prepaid expenses and other current assets	6,832	7,244
Deferred income taxes	5,225	5,225

Total current assets	353,218	362,832
Equipment and leasehold improvements, at cost:
Equipment and software	34,994	31,298
Leasehold improvements	25,136	24,965

Total equipment and leasehold improvements	60,130	56,263
Less accumulated depreciation and amortization	26,681	20,721

Net equipment and leasehold improvements	33,449	35,542

Restricted cash equivalents	17,300	17,300
Equity investments	50,690	92,940
Deferred income taxes	15,957	360
Goodwill and other intangible assets, net	61,022	57,816
Other	2,202	1,070

Total assets	$533,838	567,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,003	9,950
Accrued and other liabilities	28,544	30,853
Deferred revenue, excluding non-current portion	32,860	31,462
Accrued loss on excess office facilities, excluding non-current portion	4,754	5,288

Total current liabilities	76,161	77,553

Deferred revenue, excluding current portion	7,974	15,380
Accrued loss on excess office facilities, excluding current portion	5,762	7,149
Deferred rent	3,125	2,899
Shareholders’ equity:
Preferred stock, $0.001 par value per share, no shares issued and outstanding Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value per share, Authorized 1,000,000 shares; issued and outstanding 162,191 shares in 2002 and 159,844 shares in 2001	162	160
Additional paid-in capital	629,771	628,919
Deferred stock compensation	(1,867)	(914)
Accumulated other comprehensive income	33,006	56,463
Accumulated deficit	(220,256)	(219,749)

Total shareholders’ equity	440,816	464,879

Total liabilities and shareholders’ equity	$533,838	567,860

See accompanying notes to condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues:
Software license fees	$17,255	28,094	41,609	57,665
Service revenues	24,917	15,102	46,264	30,388
Advertising	1,586	4,664	3,177	10,186

Total net revenues	43,758	47,860	91,050	98,239

Cost of revenues:
Software license fees	1,604	2,178	3,812	4,105
Service revenues	9,021	5,988	18,272	11,140
Advertising	390	1,686	1,143	3,535

Total cost of revenues	11,015	9,852	23,227	18,780

Gross profit	32,743	38,008	67,823	79,459

Operating expenses:
Research and development (excluding non-cash stock based compensation of $368 and $532 for the quarter and six months ended June 30, 2002, respectively and $(24,259) and $(10,214) for the comparable periods in 2001, included below)	12,750	14,435	24,594	31,056
Sales and marketing (excluding non-cash stock based compensation of $0 for the quarter and six months ended June 30, 2002, and $(757) and $(42) for the comparable periods in 2001, respectively, included below)	19,025	18,234	36,683	38,480
General and administrative	5,542	5,265	9,996	10,718
Loss on excess office facilities	—	16,587	—	16,587
Goodwill amortization, acquisitions charges, and stock based compensation	368	(12,527)	532	14,939

Total operating expenses	37,685	41,994	71,805	111,780

Operating loss	(4,942)	(3,986)	(3,982)	(32,321)
Other income (expense):
Interest income	1,807	4,620	4,424	9,966
Equity in net loss of MusicNet	(1,342)	(937)	(3,523)	(937)
Impairment of equity investments	(704)	(22,847)	(704)	(22,847)
Other, net	2,548	(794)	3,276	(944)

Other income (expense), net	2,309	(19,958)	3,473	(14,762)
Loss before income taxes	(2,633)	(23,944)	(509)	(47,083)
Income tax benefit	(1,078)	(4,754)	(2)	(3,520)

Net loss	$(1,555)	(19,190)	(507)	(43,563)

Basic and diluted net loss per share	$(0.01)	(0.12)	(0.00)	(0.27)

Shares used to compute basic and diluted net loss per share	160,744	160,211	159,805	159,608
Comprehensive loss:
Net loss	$(1,555)	(19,190)	(507)	(43,563)
Unrealized gain (loss) on investments:
Unrealized gain (loss) on investments, net of taxes of $3,627 and $14,117 for the quarter and six months ended June 30, 2002, respectively and $0 for the quarter and six months ended June 30, 2001	(6,042)	15	(21,699)	(3,194)
Adjustments for losses (gains) reclassified to net loss	(1,705)	14,460	(1,705)	14,460
Foreign currency translation adjustment	(38)	35	(53)	(456)

Comprehensive loss	$(9,340)	(4,680)	(23,964)	(32,753)

See accompanying notes to condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(507)	(43,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of equipment and leasehold improvements	5,861	5,971
Goodwill amortization, acquisition charges and stock based compensation	532	15,209
Equity in net losses of equity method investees	3,775	1,071
Accrued loss on excess office facilities	(1,921)	15,667
Impairment of equity investments	704	22,847
Gain on sale of investment	(2,409)	—
Net change in certain operating assets and liabilities	(9,049)	(17,816)

Net cash used in operating activities	(3,014)	(614)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,979)	(10,329)
Purchases of short-term investments	(283,063)	(315,894)
Proceeds from sales and maturities of short-term investments	290,958	306,935
Purchases of long-term equity investments	(350)	(17,371)
Decrease in restricted cash equivalents	—	1,500
Proceeds from sale of equity investments	3,247	—
Payment of acquisition costs, net of cash acquired	(2,422)	(1,854)

Net cash provided by (used in) investing activities	4,391	(37,013)

Cash flows from financing activities:
Repurchase of common stock	(9,510)	—
Proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	6,328	6,169

Net cash provided by (used in) financing activities	(3,182)	6,169

Effect of exchange rate changes on cash	(9)	(684)

Net decrease in cash and cash equivalents	(1,814)	(32,142)
Cash and cash equivalents at beginning of period	104,182	147,885

Cash and cash equivalents at end of period	102,368	115,743
Short-term investments at end of period	232,096	225,439

Total cash, cash equivalents and short-term investments at end of period	$334,464	341,182

Supplemental disclosure of non-cash investing activities:
Common stock issued in business combination, excluding deferred compensation	$1,003	—

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

     Inherent in the Company’s business are various risks and uncertainties, including its limited operating history and the limited history of commerce on the Internet. The Company’s success may depend in part upon the emergence of the Internet and corporate intranets as a communications medium, the acceptance of the Company’s technology and services by the marketplace and the Company’s ability to generate license, service and advertising revenues from the use of its technology and services on the Internet.

(b) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2002. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(c) Cash, Cash Equivalents and Short-Term Investments

     Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	June 30, 2002	December 31, 2001

Cash and cash equivalents	$102,368	104,182
Short-term investments	232,096	240,327

Total cash, cash equivalents and short-term investments	$334,464	344,509

Restricted cash equivalents	$17,300	17,300

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

     The Company has classified all marketable debt and equity securities for which there is a determinable fair market value and there are no restrictions on the Company’s ability to sell within the next twelve months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). The cost basis for determining realized gains and losses on available-for-sale securities is determined using the specific identification method. In instances where there are multiple cost bases for the same security, the Company uses the average cost method in determining the cost of the security sold.

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

     Service revenues include GoldPass/RealOne media subscription services, payments under support and upgrade contracts, fees from consulting services and streaming media content hosting. Media subscription service revenues are recognized ratably over the period that services are provided. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Other service revenues are recognized when the services are performed.

     Fees generated from advertising appearing on the Company’s Web sites, and from advertising included in the Company’s products and e-commerce and other links in the RealPlayer, RealJukebox and GoldPass/RealOne products, are recognized as revenue over the terms of the contracts. The Company may guarantee a minimum number of advertising impressions, click-throughs or other criteria on the Company’s Web sites or products for a specified period. To the extent these guarantees are not met, the Company defers recognition of the corresponding revenues until guaranteed delivery levels are achieved.

(f) Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

     Excluded from the computation of diluted net income (loss) per share for the quarter and six months ended June 30, 2002 are options and warrants to acquire approximately 33,123,000 shares of common stock with a weighted-average exercise price of $7.84. Also excluded in the quarter and six months ended June 30, 2002, are approximately 407,000 shares of common stock issued in acquisitions that are subject to repurchase by the Company at a nominal price in certain circumstances. Excluded from the computation of diluted net loss per share for the quarter and six months ended June 30, 2001 are options and warrants to acquire 21,231,000 shares of common stock with a weighted-average exercise price of $9.07. Also excluded in the quarter and six months ended June 30, 2001, are approximately 274,000 shares of common stock issued in acquisitions that are subject to repurchase by the Company at a nominal price in certain circumstances. Such potentially dilutive securities are excluded, as their effects are anti-dilutive.

(g) Derivative Financial Instruments

     The Company conducts business internationally in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. A portion of this risk is managed using derivative financial instruments, but fluctuations could impact the Company’s results of operations and financial position. The Company’s foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements.

     Generally, the Company’s practice is to manage the majority of its material foreign exchange exposures associated with short-term intercompany balances through the use of foreign currency forward exchange contracts. These contracts require the Company to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. The Company does not designate its foreign exchange forward contracts related to short-term intercompany accounts as hedges and, accordingly, the Company adjusts these instruments to fair value through results of operations. However, the Company may periodically hedge a portion of its foreign exchange exposures associated with material firmly committed transactions and long-term investments.

     All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated a hedge, then depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through results of operations, or be recognized in other comprehensive income until the hedged item is recognized in results of operations.

     At June 30, 2002, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay US$/receive GBP)	(GBP) 1,124	$1,624	$69
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN) 228,567	$1,787	$(100)

     No derivative instruments were outstanding at June 30, 2002, which were designated as hedges for accounting purposes.

(h) Comprehensive Loss

     The Company’s comprehensive loss for the quarters and six months ended June 30, 2002 and 2001 consisted of net loss, net unrealized gains and losses on investments and the gross amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains and losses on investments has been taken into account if applicable.

     The components of accumulated other comprehensive income are as follows (in thousands):

	June 30,	December 31,
	2002	2001

Unrealized gains on investments, net of taxes of $2,362 in 2002 and $16,479 in 2001	$33,622	57,027
Foreign currency translation adjustments	(616)	(564)

	$33,006	56,463

(i) New Accounting Policies

     The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. The impact of adopting SFAS 142 is discussed in Note 3.

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS 121. The Company adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not affect the Company’s consolidated financial position or results of operations.

NOTE 2 — SEGMENT INFORMATION

     The Company has one reporting segment, media delivery, for which the Company receives revenues from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s Senior Strategy Committee (SSC), which is comprised of the Company’s Chief Executive Officer, President, and Senior Vice Presidents. The SSC reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The SSC does not review discrete financial information regarding profitability of the Company’s different products or services and, therefore, the Company has only one operating segment as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

     The Company’s customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

United States	$32,739	32,863	64,262	67,853
Europe	5,370	6,740	14,235	15,693
Asia	4,833	4,731	10,250	9,401
Rest of the world	816	3,526	2,303	5,292

Total net revenues	$43,758	47,860	91,050	98,239

     The Company generates revenues among four different product types: consumer, subscription services, systems and advertising. Consumer revenues are derived from sales of the Company’s RealPlayer Plus, RealJukebox Plus and RealEntertainment Center Plus products, revenues from support and maintenance services that the Company sells to customers who purchase these products and third-party products, including games.

Subscription services revenues consist of the Company’s RealOne and related subscription services. Systems revenues are derived from sales of the Company’s RealServers and related authoring and publishing tools, support and maintenance services sold to customers who purchase these products, broadcast hosting services provided through the Company’s Real Broadcast Network and consulting services the Company offers to its customers. Advertising revenues are derived from sales of advertising on the Company’s Web sites and client software and within the media streams that the Company hosts on behalf of its corporate customers.

     Revenues from external customers by product type are as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Consumer	$7,225	10,872	16,680	24,925
Subscription services	17,800	5,888	31,422	10,148
Systems	17,147	26,436	39,771	52,980
Advertising	1,586	4,664	3,177	10,186

Total net revenues	$43,758	47,860	91,050	98,239

     Long-lived assets by geographic location are as follows (in thousands):

	June 30,	December 31,
	2002	2001

United States	$93,666	92,551
Asia/Rest of the world	626	627
Europe	179	180

Total	$94,471	93,358

NOTE 3 — BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

     In April 2002, the Company acquired, for cash and common stock valued at approximately $5.1 million, a privately held company engaged in the business of developing Internet media software and technology. The purchase price includes amounts payable to certain former shareholders of the acquired company who are eligible to receive additional cash and common stock valued at approximately $3.1 million over a thirty-month period provided that they remain employed by RealNetworks during such period. These costs will be recognized as compensation cost over the related employment period. The acquisition was accounted for as a purchase transaction and, accordingly, RealNetworks’ results include the results for the acquired company since the transaction date. Goodwill of $2.3 million and acquired technology of $0.9 million were recorded as a result of the acquisition. The Company had previously made an equity investment in the acquired company and its investment balance at the time of acquisition was included in the purchase price allocation. Pro forma results are not presented, as they are not material to the Company’s overall financial statements.

     Goodwill amortization, acquisition charges and stock based compensation are as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Goodwill amortization and acquisition charges	$—	12,489	—	25,195
Stock based compensation	368	(25,016)	532	(10,256)

Total	$368	(12,527)	532	14,939

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121), which was superceded by SFAS 144.

     The provisions of SFAS 141 were adopted effective June 30, 2001. No business combinations were completed during the period from July 1, 2001 to December 31, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

     As of January 1, 2002, the Company had no recorded intangible assets apart from goodwill of $57.8 million, net of accumulated amortization. During the quarter ended March 31, 2002, the Company completed its transitional goodwill impairment test. Based upon the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS 142 on January 1, 2002. The Company plans to conduct its annual impairment testing during the fourth quarter of each year. As of June 30, 2002, goodwill net of accumulated amortization was $60.1 million and acquired technology was $0.9 million.

     Net loss and loss per share for the quarter and six months ended June 30, 2001 adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share data):

	Quarter Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Net loss:
Reported net loss	$(19,190)	(43,563)
Goodwill amortization	12,348	24,696

Adjusted net loss	$(6,842)	(18,867)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.12)	(0.27)
Goodwill amortization	0.08	0.15

Adjusted basic and diluted net loss per share	$(0.04)	(0.12)

     Net loss and loss per share for the years 2001, 2000 and 1999 adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share data):

	2001	2000	1999

Net income (loss):
Reported net income (loss)	$(74,763)	(110,121)	6,926
Goodwill amortization	49,391	42,413	2,128

Adjusted net income (loss)	$(25,372)	(67,708)	9,054

Basic net income (loss) per share:
Reported basic net income (loss) per share	$(0.47)	(0.72)	0.05
Goodwill amortization	0.31	0.28	0.01

Adjusted basic net income (loss) per share	$(0.16)	(0.44)	0.06

Diluted net income (loss) per share:
Reported diluted net income (loss) per share	$(0.47)	(0.72)	0.04
Goodwill amortization	0.31	0.28	0.01

Adjusted diluted net income (loss) per share	$(0.16)	(0.44)	0.05

NOTE 4 — OTHER INVESTMENTS

     RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent for which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. During 2001, certain of the Company’s investments were written down to fair value based upon the Company’s analysis that the declines in fair value were other-than-temporary resulting in an impairment charge of $22.8 million for the quarter and six months ended June 30, 2001 and additional charges in the last six months of 2001. Based upon an evaluation of the facts and circumstances at June 30, 2002, the Company determined that other-than-temporary declines in fair value had occurred for three of its publicly traded investments. As a result, impairment charges of $704,000 were recorded in the quarter and six months ended June 30, 2002 to reflect changes in the fair value of these investments in results of operations.

     As of June 30, 2002, the Company owned marketable equity securities of a Japanese company, representing approximately 14% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has significantly increased from the Company’s original cost resulting in a carrying value at June 30, 2002 of $36.9 million. The increase over the Company’s cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income. During the quarter and six months ended June 30, 2002, the Company sold a portion of its holdings recognizing a gain of $2.4 million which was reclassified from accumulated other comprehensive income to net loss. Excluding the effect of this sale, the fair value of the Company’s investment declined by $32.3 million during the six months ended June 30, 2002. This decline is reflected as a component of other comprehensive loss. The market for the investee’s shares is relatively limited, the share price is volatile and the investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

NOTE 5 — INVESTMENT IN MUSICNET

     In 2001, the Company announced the formation of MusicNet, Inc. (MusicNet), a venture with four media companies to create a platform for online music subscription services. MusicNet, which previously was a subsidiary of the Company, issued additional shares of capital stock in April and July 2001 reducing the Company’s ownership interest. The Company’s investment in MusicNet is accounted for under the equity method of accounting. As a result, the Company records in its statement of operations its equity share in MusicNet’s net income (loss) which was a loss of $1.3 million and $3.5 million for the quarter and six months ended June 30, 2002, respectively. The Company anticipates that MusicNet will continue to incur losses in the foreseeable future. As of June 30, 2002, the Company’s ownership interest in MusicNet was approximately 36.8% and the carrying value for its investment was approximately $5.7 million. In the quarter and six months ended June 30, 2002, the Company recognized approximately $322,000 and $738,000, respectively, of revenue related to agreements with MusicNet and was reimbursed $0 and $124,000 for the quarter and six months ended June 30, 2002, respectively, for certain administrative services provided to MusicNet on a transitional basis which has been accounted for as a reduction of related expenses.

NOTE 6 — LOSS ON EXCESS OFFICE FACILITIES

     In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. During 2001, the Company re-evaluated its facilities requirements and, as a result, decided to permanently sublet all of this office space. The market for office space significantly declined from the date the Company entered into this lease. As a result, the Company recorded losses of $22.2 million, of which $16.6 million was recorded during the quarter and six months ended June 30, 2001, representing approximately $15.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. The Company’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections. The Company did not identify any factors which caused it to revise its estimates during the quarter and six months ended June 30, 2002.

     A summary of activity for the accrued loss on excess office facilities is as follows (in thousands):

Accrued loss at December 31, 2001	$12,437
Less amounts paid, net of sublease income	(1,921)

Accrued loss at June 30, 2002	$10,516

NOTE 7 — REPURCHASE OF COMMON STOCK

     The Company’s Board of Directors authorized the repurchase of up to an aggregate of $50 million of the Company’s outstanding common stock. Any purchases of common stock under the share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. During the six months ended June 30, 2002, the Company repurchased approximately 1.4 million shares at an average cost of $5.71 per share for a total of $8.2 million. Since the program’s inception, the Company has repurchased approximately 3.9 million shares at an average cost of $5.44 per share.

NOTE 8 — LITIGATION

     In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against the Company and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas — Dallas Division. The plaintiffs allege that the Company, individually and in combination with Broadcast.com, infringes on a certain patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin the Company from the alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. The Company may be required to indemnify Broadcast.com under the terms of its license agreement. The plaintiffs filed a similar claim based on the same patent and seeking similar remedies as a separate lawsuit against Microsoft and Broadcast.com in the same court. The court has consolidated the lawsuit against Microsoft and Broadcast.com with the lawsuit against the Company and Broadcast.com. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other royalties, in addition to complying with injunctive relief, which could have a material adverse effect on the Company’s operating results. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit, and intends to vigorously defend itself against these claims. Accordingly, no amounts have been accrued for this matter at June 30, 2002. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations.

     Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Texas and Washington. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of the Company’s RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. The Company has filed answers denying the claims and has filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by the Company’s End User License Agreements. The Washington State Court has granted the Company’s motion to compel arbitration. However, the California trial court has entered an order stating that it is not bound by the Washington court’s decision. That order is currently under review by the California Court of Appeal. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks’ End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. Accordingly, no amounts have been accrued for this matter as of June 30, 2002. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

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

     We were incorporated in February 1994 and were in the development stage until July 1995, when we released the commercial version of RealAudio Version 1.0, the first version of our RealPlayer products. In August 1996, we began selling RealPlayer Plus, a premium version of our RealPlayer product. Since its initial release, RealPlayer has been available for download free of charge from our websites. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that included RealAudio and RealVideo technology. In September 1999, we released the commercial versions of RealJukebox and RealJukebox Plus, a personal music management system. In August 2000, we released the gold version of RealPlayer 8, RealJukebox 2 and launched RealPlayer GoldPass, a for-pay media subscription service available to RealPlayer Plus customers. In December 2000, we released RealSystem iQ, a new foundational architecture for digital media delivery which increases the reliability of Internet broadcasts, scales to large audiences, and provides enhanced flexibility and cost-effectiveness for media delivery network deployments. In March 2001, we introduced RealArcade, a new end-to-end platform for the digital distribution of PC games benefiting both developers and consumers. In June 2001, we launched RealSystem Media Commerce Suite, a platform for Internet media commerce that is intended to provide a universal platform for secure distribution of digital movies, music, and other content. In December 2001, we launched RealOne, the successor to our GoldPass service, which incorporates our RealPlayer and RealJukebox products together with a new media browser and value-added services to create a multi-dimensional media experience for consumers. In June 2002, we launched RealOne Europe, a European edition of our RealOne subscription service.

We report revenues in three categories:

•	Software license fees, which include revenues from sales of our RealPlayer Plus, RealJukebox Plus, RealEntertainment Center Plus, RealServers and related authoring and publishing tools, both directly to customers and indirectly through OEM channels, and sales of third-party products, including games.

•	Service revenues, which include revenues from RealPlayer Gold Pass/RealOne subscription services, including our RealOne Music subscription service, support and maintenance services that we sell to customers who purchase our RealPlayer Plus, RealJukebox Plus, RealEntertainment Center Plus, RealServers and related authoring and publishing tools, broadcast hosting services we provide through our Real Broadcast Network and consulting services we offer to our customers.

•	Advertising revenues, which are derived from sales of advertising on our Web sites and client software and within the media streams that we host on behalf of our corporate customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our critical accounting policies and estimates are as follows:

•	Revenue recognition

•	Estimating sales returns and the allowance for doubtful accounts

•	Estimating losses on excess office facilities

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies

•	Valuation of goodwill

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

     We assess the probability of collection based on a number of factors, including past transaction history and the current financial condition of the customer. We do not request collateral from our customers but often require payments before or at the time products and services are delivered. If we determine that collection of a fee is not reasonably assured, we defer revenue until the time collection becomes reasonably assured, which is generally upon receipt of cash.

     For multiple element arrangements, when company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, we recognize revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products for which no installation or customization is required based upon the amounts we charge when support and upgrades are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates we charge for our employees when they are performing these services provided we have the ability to accurately estimate the hours required to complete a project based upon our experience with similar projects. For multiple element arrangements involving installation or customization, company-specific objective evidence is established for support and maintenance arrangements if our customers have an optional annual renewal rate specified in the arrangement and the rate is substantive.

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

     Service revenues include payments under GoldPass/RealOne media subscription services, support and upgrade contracts and fees from consulting services and streaming media content hosting. Media subscription service revenues are recognized ratably over the period that services are provided. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Other service revenues are recognized when the services are performed.

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

     Loss on Excess Office Facilities

     We have made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. The significant factors we considered in making our estimates are discussed in the following pages under “Loss on excess office facilities.”

     Impairment of Investments

     As part of the process of preparing our consolidated financial statements we periodically evaluate whether any declines in the fair value of our investments are other-than-temporary. Significant judgments and estimates must be made to assess whether an other-than-temporary decline in fair value of investments has occurred and to estimate the fair value of investments in privately held companies. See “Other Income (Expense), Net” in the following pages for a discussion of the factors we considered in evaluating whether declines in fair value of our investments were other-than-temporary and the factors we considered in estimating the fair value of investments in private companies.

     Valuation of Goodwill

     We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors we consider important which could trigger an impairment review include the following:

•	Poor economic performance relative to historical or projected future operating results;

•	Significant negative industry, economic or company specific trends;

•	Changes in the manner of our use of the assets or the plans for our business; and

•	Loss of key personnel.

     If we were to determine that the fair value of a reporting unit was less than its carrying value, including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, we measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of reporting unit goodwill. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, we would record an impairment charge for the difference.

RESULTS OF OPERATIONS

REVENUES

     Software License Fees. Software license fees were $17.3 million for the quarter ended June 30, 2002, a decrease of 39% from $28.1 million for the quarter ended June 30, 2001. Software license fees were $41.6 million for the six months ended June 30, 2002, a decrease of 28% from $57.7 million for the six months ended June 30, 2001. We believe that the decreases were due to continued cutbacks in capital and information technology spending by our customers and potential customers as a result of macro-economic conditions. The current economic environment has also resulted in many current and potential customers delaying or foregoing purchases and has caused sales cycles to increase and become less predictable. In particular, customers and potential customers in the systems software and telecommunication industries have become increasingly cautious in their buying decisions due to the difficult macroeconomic conditions in those industries. The macroeconomic environment has also impacted sales to, and the rate of adoption of our systems software products by, customers in the corporate enterprise, broadcast hosting and non-PC device manufacturer market segments. No assurance can be given when, or if, customers in these markets, particularly telecommunications customers, will return to previous capital spending levels. Also, we have continued to focus our consumer promotional activities to feature our RealOne subscription services, which has resulted in a shift of revenue from software license fees to service revenues. Additionally, the English language version of our RealPlayer Plus and RealJukebox Plus products, which have previously contributed significantly to software license fees, are now combined in our RealOne subscription offering, the revenue from which is included in service revenues. In June 2002, we also launched a European edition of our RealOne subscription service which we anticipate will have a similar impact on European software license fees.

     On July 22, 2002, we announced the introduction of Helix, an open, comprehensive platform and community to enable the creation of digital media products and applications for multiple formats, operating systems and devices. In addition, we announced the introduction of the Helix Universal Server, our server product built on the Helix Platform that supports every major digital media format. Because these initiatives and products were introduced so recently, we are unable to predict the effect of the introduction on our operating results.

     Service Revenues. Service revenues were $24.9 million for the quarter ended June 30, 2002, an increase of 65% from $15.1 million for the quarter ended June 30, 2001. Service revenues were $46.3 million for the six months ended June 30, 2002, an increase of 52% from $30.4 million for the six months ended June 30, 2001. The increases in service revenues were primarily attributable to growth in subscribers to our RealOne subscription services, which we launched in December 2001 as the successor to our GoldPass subscription services, partially offset by decreases in other product offerings including content hosting revenues. Our subscription services accounted for approximately $17.8 million and $5.9 million of service revenues for the quarters ended June 30, 2002 and 2001, respectively, and $31.4 million and $10.1 million for the six months ended June 30, 2002 and 2001, respectively. We believe the decreased revenues in our other product offerings, including content hosting, are due primarily to the macro-economic conditions described above in “Software License Fees.”

     Advertising. Advertising revenues were $1.6 million for the quarter ended June 30, 2002, a decrease of 66% from $4.7 million for the quarter ended June 30, 2001. Advertising revenues were $3.2 million for the six months ended June 30, 2002, a decrease of 69% from $10.2 million for the six months ended June 30, 2001. We believe the decreases in advertising revenues were due to the continued depressed environment for Internet advertising, which resulted in lower volumes and average advertising rates.

REVENUES BY PRODUCT TYPE

     Consumer. Consumer revenues are derived from sales of our RealPlayer Plus, RealJukebox Plus and RealEntertainment Center Plus products, revenues from support and maintenance services that we sell to customers who purchase these products and third-party products, including games. Consumer revenues were $7.2 million in the quarter ended June 30, 2002, a decrease of 34% from $10.9 million in the quarter ended June 30, 2001. Consumer revenues were $16.7 million in the six months ended June 30, 2002, a decrease of 33% from $24.9 million in the six months ended June 30, 2001. The decreases were primarily due to a change in focus of our promotional activities to feature our RealOne subscription services over our traditional consumer products. Additionally, as discussed above, the English language version of our RealPlayer Plus and RealJukebox Plus products, which have previously contributed significantly to consumer revenues, are now combined in our RealOne subscription offering, the revenue from which is included in subscription services. In June 2002, we also launched a European edition of our RealOne subscription service which we anticipate will have a similar impact on European consumer revenues.

     Subscription Services. Subscription services revenues, which consist of our RealOne subscription services, were $17.8 million in the quarter ended June 30, 2002, an increase of 202% from $5.9 million in the quarter ended June 30, 2001. Subscription services revenues were $31.4 million in the six months ended June 30, 2002, an increase of 210% from $10.1 million in the six months ended June 30, 2001. The increases were primarily attributable to the increased focus of our promotional activities on our RealOne subscription services, formerly named GoldPass until the fourth quarter of 2001. We believe that the continued increase in the content available to RealOne subscribers has resulted in a broader reach among consumers, thereby leading to greater consumer adoption rates and higher revenues. For example, newly available on our subscription services since the quarter ended June 30, 2001, is content from partners such as ABCNEWS.com, NASCAR, CBS SURVIVOR INSIDER, CNN, E! Networks, FOXSports.com and others. Additionally, in June 2002 we launched a European edition of our RealOne subscription service with premium content from partners such as BBC, Champions League Soccer from UEFA, Big Brother 3, CNN Europe and MTV Europe. Our subscription services offerings represent a relatively new business model for Internet media delivery and a new business model for us. We cannot predict how these subscription offerings will perform in the future or at what rate subscription revenues will grow, if at all.

     Systems. Systems revenues are derived from sales of our RealServers and related authoring and publishing tools, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide through our Real Broadcast Network and consulting services we offer to our customers. Systems revenues were $17.1 million in the quarter ended June 30, 2002, a decrease of 35% from $26.4 million in the quarter ended June 30, 2001. Systems revenues were $39.8 million in the six months ended June 30, 2002, a decrease of 25% from $53.0 million in the six months ended June 30, 2001. We believe the decreases were due to continued cutbacks in capital and information technology spending by our customers and potential customers as a result of macro-economic conditions. The current economic environment has also resulted in many current and potential customers delaying or foregoing purchases and has caused sales cycles to increase and become less predictable. In particular, customers and potential customers in the systems software and telecommunication industries have become increasingly cautious in their buying decisions due to the difficult macroeconomic conditions in those industries. The macroeconomic environment has also impacted sales to, and the rate of adoption of our systems software products by, customers in the corporate enterprise, broadcast hosting and non-PC device manufacturer market segments. No assurance can be given when, or if, customers in these markets, particularly telecommunications customers, will return to previous capital spending levels.

     On July 22, 2002, we announced the introduction of Helix, an open, comprehensive platform and community to enable the creation of digital media products and applications for multiple formats, operating systems and devices. In addition, we announced the introduction of the Helix Universal Server, our server product built on the Helix Platform that supports every major digital media format. Because these initiatives and products were introduced so recently, we are unable to predict the effect of the introduction on our operating results.

     Advertising. Advertising revenues were $1.6 million for the quarter ended June 30, 2002, a decrease of 66% from $4.7 million for the quarter ended June 30, 2001. Advertising revenues were $3.2 million for the six months ended June 30, 2002, a decrease of 69% from $10.2 million for the six months ended June 30, 2001. See “Revenues — Advertising” above for analysis.

GEOGRAPHIC REVENUES

     International revenues represented 25% of total net revenues for the quarter ended June 30, 2002, compared to 31% for the quarter ended June 30, 2001. International revenues represented 29% of total net revenues for the six months ended June 30, 2002, compared to 31% for the six months ended June 30, 2001. International revenues decreased as a percentage of total net revenues in the first six months of 2002 primarily due to the significantly increased U.S.-based subscription services revenue coupled with a significant decline in revenues generated in Latin America as a result of adverse financial conditions generally in Latin America. Revenues generated in Europe were 12% of total net revenues for the quarter ended June 30, 2002, compared to 14% for the quarter ended June 30, 2001, and revenues generated in Asia and the rest of the world were 13% of total net revenues for the quarter ended June 30, 2002, compared to 17% for the quarter ended June 30, 2001. Revenues generated in Europe were 16% of total net revenues for the six months ended June 30, 2002 and 2001, and revenues generated in Asia and the rest of the world were 14% of total net revenues for the six months ended June 30, 2002, compared to 15% for the six months ended June 30, 2001. At June 30, 2002, accounts receivable due from international customers represented approximately 23% of trade accounts receivable. The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. Results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. We currently manage a portion of our foreign currency exposures through the use of foreign currency exchange forward contracts and therefore are still subject to some risk of changes in exchange rates. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements. The costs of both domestic and international revenues are substantially the same.

DEFERRED REVENUES

     Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, and other prepayments for which the earnings process has not been completed. Revenue from contracts with customers developing content delivery networks is generally recognized over the term of the arrangement commencing upon the customer’s deployment of our technology in their network. Because many of the agreements related to the content delivery networks have been with companies that have had limited operating histories, we have historically required prepayments from such customers to mitigate our credit risk. Cash prepayments associated with these contracts are recorded as deferred revenue and amounted to $19.4 million and $27.2 million at June 30, 2002 and December 31, 2001, respectively. The decrease in deferred revenue for the quarter and six months ended June 30, 2002 is primarily due to recognition of revenue on existing contracts at a higher rate than prepayments received from customers for new systems contracts. We believe the decrease in new systems contracts in recent periods results from current macro-economic conditions which have resulted in cutbacks in capital and information technology spending by our customers and potential customers.

COST OF REVENUES

     Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, fees paid to third-party vendors for order fulfillment and royalties paid on sales of games and other third-party products. Cost of software license fees was $1.6 million for the quarter ended June 30, 2002, a decrease of 26% from $2.2 million for the quarter ended June 30, 2001, but increased as a percentage of software license fees to 9% for the quarter ended June 30, 2002 from 8% for the quarter ended June 30, 2001. Cost of software license fees was $3.8 million for the six months ended June 30, 2002, a decrease of 7% from $4.1 million for the six months ended June 30, 2001, but increased as a percentage of software license fees to 9% for the six months ended June 30, 2002 from 7% for the six months ended June 30, 2001. The decrease in costs was due primarily to lower sales which reduced royalty and other product fulfillment costs. The increase in cost of software license fees as a percentage of software license fees revenue was due to a lower percentage of software license fee revenue from systems licenses, which typically have higher margins than other components of software license fees.

     Cost of Service Revenues. Cost of service revenues includes the cost of in-house and contract personnel providing support and consulting services, expenses incurred in providing our streaming media hosting services and cost of content included in our RealOne subscription service offerings. Cost of service revenues was $9.0 million for the quarter ended June 30, 2002, an increase of 51% from $6.0 million for the quarter ended June 30, 2001, but decreased as a percentage of service revenues to 36% for the quarter ended June 30, 2002 from 40% for the quarter ended June 30, 2001. Cost of service revenues was $18.3 million for the six months ended June 30, 2002, an increase of 64% from $11.1 million for the six months ended June 30, 2001, and increased as a percentage of service revenues to 39% for the six months ended June 30, 2002 from 37% for the six months ended June 30, 2001. The increase in costs was primarily due to costs associated with content included in our RealOne subscription services, which has fixed and variable components, as well as increased customer service and technical support costs associated with our subscription services. Costs of content include our agreements with Major League Baseball, the National Basketball Association, ABCNEWS.com, NASCAR, CBS SURVIVOR INSIDER, CNN, E! Networks, FOXSports.com and other providers of subscription services media content. These increases in costs were partially offset by credits we received during the quarter ended June 30, 2002, for previous overbilling by bandwidth service providers. The costs associated with the content agreements are expensed over the contract terms. The decrease as a percentage of service revenues for the quarter ended June 30, 2002 was due to the bandwidth credits mentioned above. The increase in percentage of service revenues for the six months ended June 30, 2002 was due to shifts in product mix towards our subscription services, which are characterized by relatively higher costs of revenues than our other service offerings.

     Our RealOne subscription services are a relatively new and growing portion of our business and are characterized by relatively higher costs of revenues than our other products and services, primarily due to the cost of licensing media content to provide these services. As a result, if this portion of our business continues to grow as a percentage of revenues, we anticipate that our cost of service revenues may grow at an increased rate relative to net revenues and thereby may lead to reductions in our gross margins in the future.

     Cost of Advertising. Cost of advertising includes the cost of personnel associated with maintenance of programming services, content creation and maintenance, fees paid to third parties for content included on our Web sites and ad delivery services. Cost of advertising was $0.4 million for the quarter ended June 30, 2002, a decrease of 77% from

$1.7 million for the quarter ended June 30, 2001, and decreased as a percentage of advertising revenues to 25% for the quarter ended June 30, 2002 from 36% for the quarter ended June 30, 2001. Cost of advertising was $1.1 million for the six months ended June 30, 2002, a decrease of 68% from $3.5 million for the six months ended June 30, 2001, but increased as a percentage of advertising revenues to 36% for the six months ended June 30, 2002 from 35% for the six months ended June 30, 2001. The decrease in costs was primarily due to lower sales volumes and shifting programming personnel to other areas of our business. The decrease in percentage terms for the quarter ended June 30, 2002 was due to the costs decreasing at a faster rate than the decrease in advertising revenues. The increase in percentage terms for the six months ended June 30, 2002 was due to fixed expenses decreasing at a slower rate than the decrease in advertising revenues.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock based compensation, were $12.8 million for the quarter ended June 30, 2002, a decrease of 12% from $14.4 million for the quarter ended June 30, 2001, and decreased as a percentage of total net revenues to 29% for the quarter ended June 30, 2002 from 30% for the quarter ended June 30, 2001. Research and development expenses, excluding non-cash stock based compensation, were $24.6 million for the six months ended June 30, 2002, a decrease of 21% from $31.1 million for the six months ended June 30, 2001, and decreased as a percentage of total net revenues to 27% for the six months ended June 30, 2002 from 32% for the six months ended June 30, 2001. The decreases in expenses were primarily due to the effects of a reduction in personnel, contract labor and related personnel costs in the third quarter of 2001 as part of an overall plan to reduce costs. The decrease in percentage terms was primarily a result of expenses decreasing at a faster rate than the decrease in net revenues.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expenses, excluding non-cash stock based compensation, were $19.0 million for the quarter ended June 30, 2002, an increase of 4% from $18.2 million for the quarter ended June 30, 2001, and increased as a percentage of total net revenues to 43% for the quarter ended June 30, 2002 from 38% for the quarter ended June 30, 2001. Sales and marketing expenses, excluding non-cash stock based compensation, were $36.7 million for the six months ended June 30, 2002, a decrease of 5% from $38.5 million for the six months ended June 30, 2001, but increased as a percentage of total net revenues to 40% for the six months ended June 30, 2002 from 39% for the six months ended June 30, 2001. The increase in expenses for the quarter ended June 30, 2002 was primarily due to increased marketing and promotional activities, such as advertising and tradeshow expenses, partially offset by the effects of reductions in personnel and contract labor in the third quarter of 2001. The decrease in expenses for the six months ended June 30, 2002 was primarily due to the effects of reductions in personnel and contract labor in the third quarter of 2001 and continued decreases in other expenses as part of an overall plan to reduce costs. The increase in percentage terms for the quarter ended June 30, 2002 was a result of sales and marketing expenses increasing while revenues decreased, while the increase in percentage terms for the six months ended June 30, 2002 was a result of sales and marketing expenses decreasing at a slower rate than the rate of the decline in net revenues.

     General and Administrative. General and administrative expenses consist primarily of salaries, related personnel costs, and fees for professional and temporary services. General and administrative expenses were $5.5 million for the quarter ended June 30, 2002, an increase of 5% from $5.3 million for the quarter ended June 30, 2001, and increased as a percentage of total net revenues to 13% for the quarter ended June 30, 2002 from 11% for the quarter ended June 30, 2001. General and administrative expenses were $10.0 million for the six months ended June 30, 2002, a decrease of 7% from $10.7 million for the six months ended June 30, 2001, and were 11% of total net revenues for the six months ended June 30, 2002, unchanged from the six months ended June 30, 2001. The increase in expenses for the quarter ended June 30, 2002 was primarily due to increased legal expenses, partially offset by a reduction in personnel, contract labor and related personnel costs. The decrease in expenses for the six months ended June 30, 2002 was primarily due to the effects of a reduction in personnel and contract labor in the third quarter of 2001 as part of an overall plan to reduce costs. The increase in percentage terms for the quarter ended June 30, 2002 was due to expenses increasing while net revenues declined.

     Goodwill Amortization, Acquisition Charges and Stock-Based Compensation. Goodwill amortization and acquisition charges for the quarter ended June 30, 2002 were $0 and were

$12.5 million during the quarter ended June 30, 2001. Goodwill amortization and acquisition charges for the six months ended June 30, 2002 were $0 and were $25.2 million during the six months ended June 30, 2001. During the quarter ended March 31, 2002, we completed our transitional goodwill impairment test as required under SFAS 142. Based upon our analysis, we determined that no goodwill impairment had occurred as of January 1, 2002, upon adoption of SFAS 142. Under SFAS 142, goodwill is no longer amortized, but instead tested for impairment at least annually.

     In April 2002, we acquired, for cash and common stock valued at approximately $5.1 million, a privately held company engaged in the business of developing Internet media software and technology. The purchase price includes amounts payable to certain former shareholders of the acquired company who are eligible to receive additional cash and common stock valued at approximately $3.1 million over a thirty-month period provided that they remain employed by RealNetworks during such period. These costs will be recognized as compensation cost over the related employment period. The acquisition was accounted for as a purchase transaction and, accordingly, our results include the results for the acquired company since the transaction date. Goodwill of $2.3 million and acquired technology of $0.9 million were recorded as a result of the acquisition. We had previously made an equity investment in the acquired company and its investment balance at the time of acquisition was included in the purchase price allocation. Pro forma results are not presented, as they are not material to our overall financial statements.

     Stock-based compensation for the quarter ended June 30, 2002 was an expense of $368,000, compared to a benefit of $(25.0) million for the quarter ended June 30, 2001. Stock-based compensation for the six months ended June 30, 2002 was an expense of $532,000, compared to a benefit of $(10.3) million for the six months ended June 30, 2001. The difference was primarily due to the voluntary resignation of certain former employees in the quarter ended June 30, 2001 resulting in a reversal of previously recognized stock compensation expense.

NEW ACCOUNTING POLICIES

     The impact of our adoption of SFAS 142 is discussed above.

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS 121. We adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not affect our consolidated financial position or results of operations.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, our equity share in the net losses of MusicNet and gains and losses on our equity investments.

     For the quarter and six months ended June 30, 2002, interest income declined from the comparable periods in 2001. The decrease was primarily due to lower effective interest rates and lower investment balances.

     MusicNet is a venture formed with four media companies to create a platform for online music subscription services. MusicNet, which previously was a subsidiary, issued additional shares of capital stock in April and July 2001 thereby reducing our ownership interest to approximately 36.8%. We account for our interest in MusicNet using the equity method of accounting. As a result, we record in our statement of operations our equity share in MusicNet’s net income (loss) which was a loss of $1.3 million and $3.5 million for the quarter and six months ended June 30, 2002, respectively. We anticipate that MusicNet will continue to incur losses in the foreseeable future. The carrying value for our investment in MusicNet is approximately $5.7 million as of June 30, 2002. In the quarter and six months ended June 30, 2002, we recognized approximately $322,000 and $738,000, respectively, of revenue related to agreements with MusicNet and were reimbursed $0 and $124,000 for the quarter and six months ended June 30, 2002, respectively, for certain administrative services provided to MusicNet on a transitional basis which has been accounted for as a reduction of related expenses.

     We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent that the quoted market price is less than its accounting basis. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. During 2001, certain of these investments were written down to fair value based upon our analysis that the declines in fair value were other-than-temporary resulting in an impairment charge of $22.8 million for the quarter and six months ended June 30, 2001 and additional charges in the last six months of 2001. Based upon an evaluation of the facts and circumstances during the quarter and six months ended June 30, 2002, we determined that other-than-temporary declines in fair value had occurred for three of our publicly traded investments. As a result, impairment charges of $704,000 were recorded in the quarter and six months ended June 30, 2002 to reflect changes in the fair value of these investments in the results from operations.

     As of June 30, 2002, we owned marketable equity securities of a Japanese company, representing approximately 14% of the outstanding shares which are accounted for as available-for-sale securities. The market value of these shares has significantly increased from the original cost resulting in a carrying value at June 30, 2002 of $36.9 million. The increase over our cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income. During the quarter and six months ended June 30, 2002, we sold a portion of our holdings recognizing a gain of $2.4 million which was reclassified from accumulated other comprehensive income to net loss. Excluding the effect of this sale, the fair value of our investment declined by $32.3 million during the six months ended June 30, 2002. The market for this investee’s shares is relatively limited, the share price is volatile and our investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude, or any gain can be realized through the disposition of these shares.

INCOME TAXES

     For the quarter and six months ended June 30, 2002, we recorded income tax benefits of $1.1 million and $2,000, respectively. The income tax benefit recognized during the quarter ended June 30, 2002 primarily resulted from changes to our estimates of our effective tax rate and projected income for 2002. The income tax benefit recognized during the six months ended June 30, 2002 is based upon our projected income tax rate and expected levels of income for 2002. For the quarter and six months ended June 30, 2001, we recorded an income tax benefit of $4.8 million and $3.5 million, respectively, due primarily to the future tax benefit to be received on the loss on excess office facilities when the losses become deductible for income tax purposes. During the same periods, we also recorded a loss for other-than-temporary impairments on investments. We did not record a related income tax benefit for this loss, which can only be utilized to offset future capital gains, as we did not have any significant sources of capital gain income during that time. As of June 30, 2002, we had net operating loss carryforwards of approximately $460 million, substantially all of which result from employee stock options, the realization of which would increase shareholders’ equity.

LOSS ON EXCESS OFFICE FACILITIES

     In October 2000, we entered into a 10-year lease agreement for additional office space located near our corporate headquarters in Seattle, Washington. During 2001, we re-evaluated our facilities requirements and, as a result, decided to permanently sublet all of this office space and recorded losses of $22.2 million, of which $16.6 million was recorded during the quarter and six months ended June 30, 2001, representing approximately $15.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. Although we believe our estimates are reasonable, additional losses may result if actual experience differs from projections. We did not identify any factors which caused us to revise our estimates during the quarter and six months ended June 30, 2002. As of June 30, 2002, $10.5 million was accrued for the loss on excess office facilities.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $3.0 million for the six months ended June 30, 2002 and net cash used in operating activities was $0.6 million for the six months ended June 30, 2001. Net cash used in operating activities for the six months ended June 30, 2002 resulted primarily from net loss of $507,000 and decreases in deferred revenue of $5.8 million and accrued and other liabilities of $2.3 million, partially offset by non-cash depreciation expense of $5.9 million and equity in net losses of equity method investments of $3.8 million. Net cash used in operating activities for the six months ended June 30, 2001 resulted primarily from net loss of $43.6 million, an increase in prepaid expenses and other assets of $1.6 million and decreases in deferred revenue of $8.5 million and accrued and other liabilities of $3.7 million, partially offset by non-cash depreciation expense of $6.0 million, $22.8 million for impairment of investments and $15.7 million from the loss on excess office facilities.

     Net cash provided by investing activities was $4.4 million for the six months ended June 30, 2002. This was primarily the result of the sales and maturities of short-term investments and proceeds from the sales of other investments, partially offset by purchases of short-term investments and equipment and leasehold improvements and cash used for acquisitions. Net cash used by investing activities was $37.0 million for the six months ended June 30, 2001. This was primarily the result of the net purchase of short-term investments and equipment and leasehold improvements.

     Net cash used in financing activities was $3.2 million for the six months ended June 30, 2002. This was primarily due to our repurchase of approximately $9.5 million of our common stock, partially offset by exercises of employee stock options. Net cash provided by financing activities was $6.2 million for the six months ended June 30, 2001. This was due to net proceeds from the exercise of stock options.

     In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. During the six months ended June 30, 2002, we repurchased approximately 1.4 million shares at an average cost of $5.71 per share.

     At June 30, 2002, we had $352 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments were substantially the same as those at December 31, 2001. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

     We do not hold derivative financial instruments or equity securities in our short-term investment portfolio. Our cash equivalents and short-term investments consist of high quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one non-U.S. Government or non-U.S. Agency issue or issuer to a maximum of 5% of the total portfolio. These securities are subject to interest rate risk and will decrease in value if interest rates increase. Because we have historically had the ability to hold our fixed income investments until maturity, we would not expect our operating results or cash flows to be significantly affected by a sudden change in market interest rates in our securities portfolio.

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

WE HAVE A HISTORY OF LOSSES

     We have incurred significant losses since our inception. As of June 30, 2002, we had an accumulated deficit of approximately $220 million. We had a net loss for the quarter and six months ended June 30, 2002, and for the years ended December 31, 2001 and 2000, and we may not generate sufficient revenues to be profitable on a quarterly or annual basis in the future. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to be profitable in the future.

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

OUR BUSINESS HAS BEEN AND MAY CONTINUE TO BE AFFECTED BY ADVERSE ECONOMIC CONDITIONS

     In recent periods, many of our current and prospective customers have experienced financial difficulties. As a result, some of these companies have ceased or consolidated operations, some are continuing to experience financial difficulty, and sales cycles for some of our customers and potential customers have become longer and less predictable than in the past. In particular, customers and potential customers in the systems software and telecommunication industries have become increasingly cautious in their buying decisions due to the difficult macroeconomic conditions in those industries. The macroeconomic environment has also impacted sales to, and the rate of adoption of our systems software products by, customers in the corporate enterprise, broadcast hosting and non-PC device manufacturer market segments. No assurance can be given when, or if, customers in these markets, particularly telecommunications customers, will return to previous capital spending levels. In the event that a substantial number of our current or potential customers experience financial difficulties in the future, the rate of adoption of our products may be slowed, our ability to increase or maintain sales to such customers will be adversely affected and our ability to generate revenues from these companies will also be adversely impacted.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR RECENTLY ANNOUNCED HELIX INITIATIVE

     On July 22, 2002, we announced the introduction of Helix, an open, comprehensive platform and community to enable the creation of digital media products and applications for multiple formats, operating systems and devices. In addition, we announced the introduction of the Helix Universal Server, our server product built on the Helix Platform that supports every major digital media format.

     Because these initiatives and products were introduced so recently, there are a number of risks associated with them, including the risks typically associated with the introduction of new products and technologies. There can be no assurance that the industry will adopt the Helix Platform or the Helix Community, or that third parties will develop and introduce technologies or products based on them. Further, there can be no assurance that new or existing customers will license the Helix Universal Server. While we have invested substantial resources in the development of these initiatives and products, there can be no assurance that they will be accepted by the market, that we will derive substantial revenue from such initiatives and products or that the introduction of Helix and the Helix Universal Server will not adversely affect the sales of our existing products.

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

     Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services are entering the market all the time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology franchise. Price concessions or the emergence of other pricing, licensing and distribution strategies or technology solutions of competitors may diminish our revenues, impact our margins or lead to a reduction in our market share, any of which will harm our business. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, or release products and enhancements before they are thoroughly tested, any of which could harm our operating results and stock price.

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

     Microsoft distributes its competing streaming media server, player and tools products by bundling them with its Windows operating systems and NT servers at no additional cost or otherwise making them available free of charge. Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services. Microsoft’s practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution and bundling contracts for its media delivery technologies and products with third parties such as ISPs, content delivery networks, online service providers, content providers, entertainment companies, media companies, broadcasters, VARs and OEMs, including third parties with whom we have relationships. Microsoft has also invested significant sums of money in, has provided substantial financial incentives to, or offered or conditioned placement on or through the Windows operating system, the Internet Explorer Web browser and Microsoft’s MSN service to certain of our current and potential customers and content suppliers, and we expect this trend to continue, which may cause those customers to stop using or reduce their use of our products and services and which may cause those content suppliers to withhold desirable media content from us or end users of our products and services. Such arrangements, together with Microsoft’s aggressive marketing of its Windows operating systems, server products and digital media products, may reduce our share of the streaming media and digital distribution market.

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

     Microsoft’s Windows Media Player also competes with our RealJukebox products and with the personal music management features of the RealOne Player. Microsoft has also invested in other digital distribution technologies that compete with RealJukebox and with the RealOne Player. The Windows Media Player supports the Windows Media format, but not RealNetworks’ media formats. Microsoft also licenses Windows Media Technologies, a platform for authoring, delivering and playing digital media intended to compete with RealSystem, and supports and promotes other third party products competitive to our products. In addition, Microsoft provides servers that support Windows Media Technologies at no additional cost to customers who purchase its Windows servers, whereas we offer most versions of our competitive servers for sale. In some cases, Microsoft conditions use of the Windows Media Digital Rights Management and security technologies supported by Windows XP to support for Windows Media formats and use of Windows Media Player and servers. We compete with Microsoft in the market for digital rights management technologies. We expect Microsoft and other competitors to devote significantly greater resources to product development in the music management and digital media categories in the future.

     Microsoft also competes with us to attract broadcasters and owners of high quality or popular content to promote and deliver such content in Microsoft’s formats, in some cases on an exclusive or preferential basis. While we have rights to play back certain content in Microsoft formats through our player products under a limited set of conditions, we may not secure necessary rights from Microsoft to enable our products to play back all such content or content in Microsoft’s newest formats at all, or on commercially reasonable terms. Our player products may be disadvantaged if they cannot play content in Windows Media formats or content that is secured by the Windows Media Digital Rights Management technology, or if such content providers do not also make their content available in RealNetworks’ media formats using digital rights management systems supported by us. In some cases, we believe Microsoft uses its financial resources and monopoly leverage to obtain rights to such content, and to incent content providers to prepare their content in Microsoft’s formats. In addition, Microsoft has recently announced its intention to compete with our RealOne subscription service, and may use similar incentives to induce content providers to offer content for its proposed subscription service. Microsoft’s commitment to and presence in the media delivery industry has increased and we believe that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

     In addition to Microsoft, we face competition from other companies that develop and market streaming media products. For example, Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and licenses for free source code to the server under the conditions of Apple’s end user license agreement. Apple also offers competitive music management software and hardware. Apple has recently begun to devote significant resources to developing and marketing digital media products and we expect they will continue to do so to enable them to compete vigorously with us in the marketplace. Apple has also enlisted the open source code development community to assist its development of competitive products. Companies such as AOL Time Warner and Yahoo! and many smaller competitors also offer various products that compete with our player products and content subscription services. In connection with the deployment of our RealSystem iQ software in AOL’s Internet service, we also licensed our RealPlayer technology to AOL for use with its own Internet service media player application. Such licensing may impact the number of end users of our player products if AOL users only use AOL applications. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage.

     Our streaming media and media delivery products also face competition from “fast download” media delivery technologies such as AVI, QuickTime and MP3. We also face competition from peer-to-peer file sharing services, which allow computer users to connect with each other and directly access and copy many types of program files, including music and other media, from one another’s hard drives, such as Morpheus and KaZaA, and a variety of other similar services that have arisen since certain services of Napster were shut down by court order. Such services allow consumers to directly access an expansive array of free content without relying on content providers to make the content available for streaming or digital download, and without relying on products such as the RealOne Player or RealJukebox to be able to play, record and store such content. These services also compete with our for-pay RealOne Music subscription service. Other fast download or non-streaming IP-based content distribution methods are likely to emerge and could compete with our products and services, which could harm our business.

OUR SUBSCRIPTION SERVICES MAY NOT BE SUCCESSFUL

     In August 2000, we introduced our RealPlayer GoldPass subscription service, which provided customers access to a combination of premium software, services and content in exchange for a monthly fee. In December 2001, we launched RealOne, the successor to our GoldPass subscription service, which incorporates features of our RealPlayer and RealJukebox products together in a new version of our player products, the RealOne Player. Members of RealOne also have access to premium subscription content and are able to take advantage of certain enhanced features of the RealOne Player. These subscription services are a relatively unproven business model for delivering media over the Internet and represent a new business model for us. It is too early to predict whether consumers will accept RealOne, whether the gross margins resulting from RealOne will be consistent with our historical gross margins or whether the service will otherwise be financially viable. To date, gross margins associated with the subscription service are significantly lower than gross margins in our business historically, and we expect this trend will continue. RealOne competes with both traditional and online entertainment service providers and we anticipate increasing competition for online subscription service revenues from a wide range of companies, including AOL Time Warner, Microsoft and Yahoo!. Many of these providers have significantly more resources, including access to content, and experience in providing subscription or similar services to customers.

     In order to increase our subscription service revenues, we must continue to obtain premium digital content in order to increase subscriptions and overall customer satisfaction. To date, a limited amount of premium digital content has been made available for delivery over the Internet that can only be accessed through a for-pay service and not for free. If we are unable to obtain premium digital content on commercially reasonable terms, or at all, or if we do not successfully market our subscription services to our end users, our business could be harmed. In addition, the slower than anticipated adoption of broadband may impact the desirability of our services as users encounter low-quality content over slower connections.

IF WE DON’T CONTINUE TO ADD SUBSCRIBERS TO OUR SUBSCRIPTION SERVICES OR IF WE EXPERIENCE EXCESSIVE RATES OF SUBSCRIBER CHURN, OUR REVENUES AND BUSINESS WILL BE HARMED.

     Our RealOne subscription service has become an increasingly important source of our total revenues. The growth in subscribers represents a major growth opportunity for us and also creates substantial risks. In order to increase our subscriber numbers and subscription revenues, we must continue to add new subscribers each quarter while minimizing the rate of loss of existing subscribers. If our marketing and promotional activities fail to add significant numbers of new subscribers or if too many RealOne subscribers cancel their membership, our revenues and business will suffer.

     Many of our subscribers are subscribers to our standalone premium subscription service products, some of which are seasonal in nature, such as our Major League Baseball and NASCAR offerings. We have limited experience with these types of offerings and cannot predict how the seasonal nature of these offerings will impact our subscriber growth rates or future subscriber retention levels. No assurance can be given that these standalone subscribers will remain subscribers to our subscription services at the end of any season or that they will renew their subscriptions for following seasons. In addition, our Major League Baseball offering has been a key contributor to subscriber acquisition and retention. If the current labor dispute between Major League Baseball and the Major League Baseball Players Association results in a work stoppage, no assurance can be given as to the impact the work stoppage will have on the success of our subscription services offerings and our ability to retain existing subscribers and to attract new subscribers could be materially harmed.

OUR ONLINE MUSIC SERVICES INITIATIVES MAY NOT BE SUCCESSFUL

     In 2001, we announced the formation of a joint venture called MusicNet with four leading media companies to create a technology platform for online music subscription services. We also entered into an agreement with MusicNet to license the MusicNet platform and service for sale to our own customers. In December 2001, we began offering the RealOne Music subscription service, a for-pay, limited usage music subscription service based on the MusicNet platform. The business models, technologies and market for online music subscription services are new and unproven. Consumers may not accept certain features of our current RealOne Music subscription offering, including the inability to copy or “burn” RealOne Music content onto CD’s, the expiration of a subscriber’s rights to access RealOne Music content at the end of each month of the subscription, and the availability of a limited selection of content from certain major record labels. If RealOne Music is unable to improve the features of its music service offering, it may not achieve market acceptance and our financial results and business prospects could be harmed. In addition, we record in our statement of operations our equity share in MusicNet’s net income (loss) which was a loss of $1.3 million and a loss of $3.5 million for the quarter and six months ended June 30, 2002, respectively. We anticipate that MusicNet will continue to incur losses in the foreseeable future. No assurance can be made that MusicNet will ever contribute net income to our statement of operations or that losses recorded from MusicNet will not increase in the future.

     Our music subscription services will face competition from traditional offline music distribution competitors and from other new online music services, including pressplay, a joint venture formed between two leading media companies that are not participants in MusicNet, the Rhapsody music service recently launched by Listen.com, and other online efforts of the leading media companies, including the recent announcements by Universal Music Group and Sony Music Entertainment of their intentions to begin making downloads from their catalogs available for purchase online at reduced prices without restrictions on CD-burning or portability. RealOne Music also faces competition from “free” peer-to-peer services. Competing services, like pressplay and Rhapsody, may be able to obtain more or better music content or may be able to license such content on more favorable terms than MusicNet, which could harm the ability of MusicNet and our music subscription services to compete effectively in the marketplace. MusicNet also is a licensee of our technology and has used our digital music architecture to build its technology platform. If MusicNet is not successful and other online music subscription services do not license our technology, our business could be harmed.

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

     Web Site Destinations, Content and Advertising. Our Web sites and the Real.com Network compete for user traffic and Internet advertising revenues with a wide variety of Web sites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft’s Windows Media Guide, compete with us. We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. Internet advertising revenues across the industry have decreased substantially since the second half of 2000 and our advertising revenues have substantially declined since that time. We cannot predict when, or if, advertising revenues will return to previous levels. In addition, certain of our advertising customers have ceased operations. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, or if we lose Web site traffic, our business could be harmed.

WE MAY NOT BE SUCCESSFUL IN THE MARKET FOR DOWNLOADABLE MEDIA AND PERSONAL MUSIC MANAGEMENT SYSTEMS

     The market for products that enable the downloading of media and that provide a personal music management system is relatively new and still evolving. We may be unable to develop a revenue model or sufficient demand to take advantage of this market opportunity. We cannot predict whether consumers will adopt RealJukebox or the RealOne Player as their primary application to play, record, download and manage their digital music. There are a number of competitive products on the market that offer certain of the music management features currently offered by RealJukebox and by the RealOne Player. These products include WinAmp Player, MusicMatch Jukebox, Sonique Player, Liquid Player, AOL and Windows Media Player. Given the size and importance of the general market for music distribution, competitors will likely release additional products that directly compete with RealJukebox and the RealOne Player, which could harm our business. Our competitors may develop new features and technology not available in RealJukebox or the RealOne Player, including advanced codecs and digital rights management technology, which could harm our business.

     RealJukebox and the RealOne Player also face competition from the emergence of widespread peer-to-peer file sharing services and programs such as Morpheus and KaZaA, and a variety of other similar services that have arisen since certain services of Napster were shut down by court order. Such services allow consumers to directly access an expansive array of content without relying on content providers to make the content available for streaming or digital download, and without relying on products such as our RealJukebox or our RealOne Player to be able to play, record and store such content. Our inability to achieve widespread acceptance for our digital music architecture or our player products or to create new revenue streams from the new market segments, including digital music content, could harm the prospects for our business.

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

WE RELY ON CONTENT PROVIDED BY THIRD PARTIES TO INCREASE MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES

     If third parties do not develop or offer compelling content to be delivered over the Internet, or grant necessary licenses to us or our customers to distribute or perform such content, our business will be harmed and our products and services may not achieve or sustain broad market acceptance. We rely on third-party content providers, such as radio and television stations, record labels, media companies, Web sites and other companies, to develop and offer content in our formats that can be delivered using our server products and played back using our player products. We also rely on third-party content for our RealOne subscription service. In some cases, we pay substantial fees to obtain content for the RealOne service. In order to provide a compelling subscription service, we must be able to offer unique and in some cases exclusive content and programming to our customers. We face competition in the market for subscription content services by companies such as AOL Time Warner, Microsoft and Yahoo!, who may have greater access to content or the ability to pay higher fees to content providers. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats, nor can we guarantee that we will be able to secure licenses to their content at all or at commercially reasonable rates, to encourage and sustain broad market acceptance of our products and services. The failure to do so would harm our business.

     While we have a number of short-term agreements with third parties to provide content from their Web sites in our formats, most third parties are not obligated to develop or offer content using our technology. In addition, some third parties have entered into and may in the future enter into agreements with our competitors, principally Microsoft, to develop or offer all or a substantial portion of their content in our competitors’ formats and using their digital rights management technology. This may prevent such content from being playable through our products. Microsoft has substantially more resources than us that may enable it to secure preferential and even exclusive relationships with content providers, including preferential placement on or through the Windows Operating System, Internet Explorer or MSN. There could be less demand for and use of our products if Microsoft or another competitor were to secure preferential or exclusive relationships with the leading content providers, Web sites or broadcasters.

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

POTENTIAL ACQUISITIONS INVOLVE RISKS WE MAY NOT ADEQUATELY ADDRESS

     As part of our business strategy, we have acquired technologies and businesses in the past, and expect that we will to continue to do so in the future. The failure to adequately address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business. Acquisition or business combination transactions are accompanied by a number of significant risks. Financial risks related to acquisitions may harm our financial position, reported operating results or stock price, and include:

•	potentially dilutive issuances of equity securities;

•	use of cash resources;

•	the incurrence of additional debt and contingent liabilities;

•	large write-offs and difficulties in assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset; and

•	amortization expenses related to other intangible assets.

     Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:

•	difficulties in assimilating the operations, products, technology, information systems or personnel of the acquired company;

•	diversion of management’s attention from other business concerns and the potential disruption of our ongoing business;

•	the difficulty of incorporating acquired technology or content and rights into our products and services and unanticipated expenses related to such integrations;

•	impairment of relationships with our employees, affiliates, advertisers and content providers;

•	inability to maintain uniform standards, controls, procedures and policies;

•	the assumption of known and unknown liabilities of the acquired company;

•	entrance into markets in which we have no direct prior experience; and

•	subsequent loss of key employees of the acquired company.

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

RATE OF ADOPTION OF BROADBAND TECHNOLOGIES POSES RISKS TO OUR BUSINESS

     We believe that increased Internet use and especially the increased use of media over the Internet may depend on the availability of greater bandwidth or data transmission speeds (also known as broadband transmission). If broadband technologies do not become widely available, our products and services, particularly our subscription services, may not achieve broad market acceptance and our business and prospects could be harmed.

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

     In the coming years, the number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, cellular telephones, television set-top devices, game consoles and Internet appliances, is expected to increase dramatically. Manufacturers of these types of products are increasingly investing in media-related applications, but development of these devices is still in an experimental stage and business models are new and unproven. If we are unable to attract and retain a substantial number of alternative device manufacturers to license and incorporate our technology into their devices, we may fail to capture a sufficient share of an increasingly important portion of the market for digital media delivery. Further, a failure to develop revenue-generating relationships with a sufficient number of device manufacturers could harm our business prospects.

     We do not believe that clear standards have emerged with respect to non-PC wireless and cable-based systems, though participants in those industries generally express support for the evolution of industry-wide standards which we may or may not support, and which may disfavor proprietary solutions. Likewise, no single company has yet gained a dominant position in the mobile device market. However, certain third party products and services in these markets support our technology, and certain support our competitors’ technology, especially that of Microsoft, which can use its monopoly position in the operating system business and other financial resources to gain access to these markets, potentially to our exclusion. Other companies’ products and services or new standards may emerge in any of these areas, and differing standards may emerge among different global markets, which could reduce demand for our technology and products or render them obsolete.

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

     We would be unable to accomplish many of these goals without the assistance of third parties. For example, we may become more reliant on strategic partners to provide multimedia content and technology, to provide alternative distribution channels, to provide more secure and easy-to-use electronic commerce solutions and to build out the necessary infrastructure for media delivery. We may not be successful in forming or managing strategic relationships, and, in particular, we meet resistance in forging such relationships if our potential strategic partners desire to minimize their dependency on any one technology provider.

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

     Our electronic commerce and digital distribution activities are managed by sophisticated software and computer systems. We must continually develop and update these systems over time as our business and business needs grow and change, and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures, authentication or payment processing problems, or security issues. We have on occasion experienced system errors and failures that cause interruption in availability of products or content or an increase in response time, and any such errors or failures could result in a loss of potential or existing business services customers, users, subscribers, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Web sites could be less attractive to such entities or individuals and our business could be harmed.

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

OUR NETWORK IS SUBJECT TO SECURITY RISKS THAT COULD HARM OUR BUSINESS AND REPUTATION AND EXPOSE US TO LITIGATION OR LIABILITY

     Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely, and costs associated with preventing or eliminating any problems, could harm our business. Online transmissions are subject to a number of security risks, including:

•	our own or licensed encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information;

•	we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our Web sites or use of our products and services; and

•	someone could circumvent our security measures and misappropriate our, our partners’ or our customer’s proprietary information or interrupt operations.

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

OUR INTERNATIONAL OPERATIONS INVOLVE OPERATIONAL AND FINANCIAL RISKS

     We operate subsidiaries in ten foreign countries, and market and sell products in a number of other countries. We have also entered into joint ventures internationally. For the quarter ended June 30, 2002, approximately 25% of our revenues were derived from international operations.

     A key part of our strategy is to develop localized products and services in international markets through joint ventures, subsidiaries and branch offices. If we do not successfully implement this strategy, we may not recoup our international investments and we may lose worldwide market share. To date, we have only limited experience in developing localized versions of our products and services and marketing and operating our products and services internationally, and we often rely on the efforts and abilities of our foreign business partners in such activities. We believe that in light of the potential size of the customer base and the audience for content, and the substantial anticipated competition, we need to continue to expand quickly into international markets in order to effectively obtain and maintain market share. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower in adoption of the Internet as an advertising and commerce medium, which is reflected in our international revenue results.

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

     Any of these factors could harm our future international operations, and consequently our business, operating results and financial condition. We currently manage a portion of our foreign currency exposures. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements.

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

     As of June 30, 2002, we had 40 registered U.S. trademarks or service marks, and had applications pending for an additional 21 U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealOne, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

     As of June 30, 2002, we had 18 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are increasing our investment in filing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties.

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

     The Digital Millennium Copyright Act (DMCA) includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which are determined by arbitration proceedings, known as CARP proceedings, supervised by the United States Copyright Office. The CARP panel rendered an opinion on February 20, 2002 setting a royalty rate for non-interactive, non-subscription webcasting services and for re-transmission of terrestrial radio stations’ programming over the Internet. The panel has set a royalty rate per streamed performance of music significantly in excess of the rate requested by webcasters, and set a rate for webcasters of twice that set by traditional broadcasters for re-transmissions of their signals over the Internet. The rate is retroactive to October 1998 and applies through December 31, 2002, at which time a new CARP will commence to review the rate for the next two-year period. On June 20, 2002, the Copyright Office modified the decision of the CARP and announced a lower rate for the compulsory webcast license, but the rate is only available as a flat fee per listener per song and therefore poses economic challenges for webcasters with significant audiences but little or no revenue. Congress may pass legislation that affects the CARP rate and standard, but the outcome of particular legislation cannot be predicted at this time. While we do not currently offer a non-interactive, non-subscription webcasting service and these types of services are not directly affected by this rate, many of our systems software and Real Broadcast Network customers are affected by this rate, which may negatively impact our revenues. There are three other CARPs in process for 2002-2003 which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these CARPs will also likely affect our business in ways that we cannot predict. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future CARPs relating to music subscription delivery services, which may also adversely affect the online distribution of music and, in particular, our RealOne Music subscription service.

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

     Between November 1999 and March 2000, fourteen lawsuits were filed against us in federal and/or state courts in California, Illinois, Pennsylvania, Texas and Washington. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. We have filed answers denying the claims and have filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by our End User License Agreements. The Washington State Court has granted our motion to compel arbitration. However, the California trial court has entered an order stating that it is not bound by the Washington court’s decision. That order is currently under review by the California Court of Appeal. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under our End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, we believe that the allegations in these actions are without merit, and intend to vigorously defend ourselves. If the plaintiffs prevail in their claims, we could be required to pay damages or other penalties, in addition to complying with injunctive relief, which could harm our business and our operating results.

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

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 36% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; SHAREHOLDERS MAY BE UNABLE TO EXERCISE CONTROL

     As of June 30, 2002, our executive officers, directors and affiliated persons beneficially owned approximately 36% of our common stock. Robert Glaser, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 33% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended June 30, 2002, the price of our common stock ranged from $3.26 to $12.47 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

     In October 1998, the Internet Tax Freedom Act (ITFA) was signed into law. Among other things, the ITFA imposed a three-year moratorium on discriminatory taxes on electronic commerce which expired October 20, 2001. In November 2001, the moratorium was extended another three years until November 2004. Nonetheless, foreign countries or, following the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdictions. Specifically, the European Union has expressed a desire to subject many Internet products, including ours, to value added taxes beginning in mid-2003. Our business would be harmed if one or more states or any foreign country were able to require us to collect sales or other taxes from current or past sales of products, licenses of technology or provision of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and may have to pay such taxes out of our own funds.

WE DONATE A PORTION OF NET INCOME TO CHARITY

     If we sustain pro forma profitability, we intend to donate 5% of our annual pre-tax net income to charitable organizations. This will reduce our net income. The non-profit RealNetworks Foundation manages our charitable giving efforts.

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

     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality securities as specified in our investment policy guidelines. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, in a falling rate environment there may be a degree of reinvestment risk since as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority matures within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments, and as such, the descriptions under the captions “Interest Rate Risk” remain unchanged from those included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Investment Risk. As of June 30, 2002, we had investments in voting capital stock of both public and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Equity price fluctuations of plus or minus 10% of prices at June 30, 2002 would have had an approximate $3.8 million impact on the value of our investments in publicly traded companies at June 30, 2002, related primarily to our investment in a publicly traded Japanese company.

     Foreign Currency Risk. The Company conducts business internationally in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates.

     The Company’s exposures to foreign exchange rate fluctuations arise in part from; (1) translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation, (2) the re-measurement of non-functional currency assets, liabilities and intercompany balances into US dollars for financial reporting purposes, and (3) non-US dollar denominated sales to foreign customers.

     A portion of these risks is managed through the use of financial derivatives, but fluctuations could impact the Company’s results of operations and financial position.

     Generally, the Company’s practice is to manage foreign currency risk for the majority of material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require the Company to exchange currencies at rates agreed upon at the contract's inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. The Company does not designate its foreign exchange forward contracts related to short-term intercompany accounts as hedges and, accordingly, the Company adjusts these instruments to fair value through results of operations. However, the Company may periodically hedge a portion of its foreign exchange exposures associated with material firmly committed transactions and long-term investments.

     The Company’s foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters and six months ended June 30, 2002 and 2001.

     At June 30, 2002, we had the following foreign currency contracts outstanding (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay US$/receive GBP)	(GBP) 1,124	$1,624	$69
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN) 228,567	$1,787	$(100)

     All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.

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

     Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Texas and Washington. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of the Company’s RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. The Company has filed answers denying the claims and has filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by the Company’s End User License Agreements. The Washington State Court has granted the Company’s motion to compel arbitration. However, the California trial court has entered an order stating that it is not bound by the Washington court’s decision. That order is currently under review by the California Court of Appeal. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks’ End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

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

Item 2. Changes in Securities and Use of Proceeds

     (c)  Between April 1, 2002 and June 30, 2002, the Company has issued and sold unregistered securities as follows:

1. An aggregate of 374,122 shares of Common Stock was issued in April 2002 to six individuals in exchange for all of the outstanding shares of capital stock of a privately held corporation. The aggregate consideration received for such shares was valued at approximately $2.5 million. No underwriter was engaged in connection with these issuances. The issuances were made in reliance upon the exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

     An Annual Meeting of Shareholders of RealNetworks, Inc. (the “Annual Meeting”) was held on June 6, 2002. Matters voted on at the Annual Meeting and votes cast on each were as follows:

     1. The election of one Class 1 director to serve until the 2004 Annual Meeting of Shareholders and one Class 2 director to serve until the 2005 Annual Meeting of Shareholders, or until such director’s earlier retirement, resignation or removal, or the election of their successors:

	For	Withheld

Kalpana Raina (Class 1 Director)	145,727,243	3,835,029
James W. Breyer (Class 2 Director)	144,959,131	4,603,141

The terms of the following directors continued after the Annual Meeting:

Edward Bleier Robert Glaser

     2. The approval of the RealNetworks, Inc. 2002 Director Stock Option Plan:

For:	133,806,522
Against:	13,444,554
Abstain:	2,311,196
Broker non-votes:	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K:

10.1	RealNetworks, Inc. 1998 Employee Stock Purchase Plan, as amended and restated on April 9, 2002

10.2	RealNetworks, Inc. 2002 Director Stock Option Plan

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 22, 2002.

REALNETWORKS, INC.

By	/s/ Brian V. Turner

Brian V. Turner Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	RealNetworks, Inc. 1998 Employee Stock Purchase Plan, as amended and restated on April 9, 2002
10.2	RealNetworks, Inc. 2002 Director Stock Option Plan