Form 10-Q
period 2002-09-30
REALNETWORKS INC
filed 2002-11-14
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No [   ]

The number of shares of the registrant’s Common Stock outstanding as of November 11, 2002 was 157,721,220.

REALNETWORKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	47
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	48
Item 6. Exhibits and Reports on Form 8-K	49

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$324,553	344,509
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	6,356	5,854
Prepaid expenses and other current assets	6,011	7,244
Deferred income taxes	—	5,225

Total current assets	336,920	362,832
Equipment and leasehold improvements, at cost:
Equipment and software	35,234	31,298
Leasehold improvements	26,034	24,965

Total equipment and leasehold improvements	61,268	56,263
Less accumulated depreciation and amortization	29,525	20,721

Net equipment and leasehold improvements	31,743	35,542

Restricted cash equivalents	17,300	17,300
Equity investments	27,247	92,940
Deferred income taxes	—	360
Goodwill and other intangible assets, net	61,004	57,816
Other	2,113	1,070

Total assets	$476,327	567,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,689	9,950
Accrued and other liabilities	31,524	30,853
Deferred revenue, excluding non-current portion	32,970	31,462
Accrued loss on excess office facilities, excluding non-current portion	3,945	5,288

Total current liabilities	75,128	77,553

Deferred revenue, excluding current portion	14,720	15,380
Accrued loss on excess office facilities, excluding current portion	23,217	7,149
Deferred rent	3,215	2,899
Shareholders’ equity:
Preferred stock, $0.001 par value per share, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value per share, authorized 1,000,000 shares; issued and outstanding 159,457 shares in 2002 and 159,844 shares in 2001	159	160
Additional paid-in capital	617,691	628,919
Deferred stock compensation	(1,469)	(914)
Accumulated other comprehensive income (loss)	(689)	56,463
Accumulated deficit	(255,645)	(219,749)

Total shareholders’ equity	360,047	464,879

Total liabilities and shareholders’ equity	$476,327	567,860

See accompanying notes to condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues:
Software license fees	$15,554	26,751	57,163	84,416
Service revenues	28,202	16,046	74,466	46,434
Advertising	1,662	2,431	4,839	12,617

Total net revenues	45,418	45,228	136,468	143,467

Cost of revenues:
Software license fees	1,493	1,672	5,305	5,777
Service revenues	11,720	6,077	29,992	17,217
Advertising	454	1,418	1,597	4,953

Total cost of revenues	13,667	9,167	36,894	27,947

Gross profit	31,751	36,061	99,574	115,520

Operating expenses:
Research and development (excluding non-cash stock based compensation of $398 and $930 for the quarter and nine months ended September 30, 2002, respectively and $361 and $(9,853) for the comparable periods in 2001, included below)	12,252	12,500	36,846	43,556
Sales and marketing (excluding non-cash stock based compensation of $0 for the quarter and nine months ended September 30, 2002, and $0 and $(42) for the comparable periods in 2001, respectively, included below)	18,818	17,540	55,501	56,020
General and administrative	4,561	5,114	14,557	15,832
Loss on excess office facilities	17,207	5,621	17,207	22,208
Personnel reduction, restructuring, and related charges	3,595	3,893	3,595	3,893
Goodwill amortization, acquisitions charges, and stock based compensation	398	12,850	930	27,789

Total operating expenses	56,831	57,518	128,636	169,298

Operating loss	(25,080)	(21,457)	(29,062)	(53,778)
Other income (expense):
Interest income	1,551	4,171	5,975	14,137
Equity in net loss of MusicNet	(1,609)	(1,397)	(5,132)	(2,334)
Impairment of equity investments	(4,399)	(2,495)	(5,103)	(25,342)
Other, net	105	(365)	3,381	(1,309)

Other income (expense), net	(4,352)	(86)	(879)	(14,848)
Loss before income taxes	(29,432)	(21,543)	(29,941)	(68,626)
Income tax expense (benefit)	5,957	(2,163)	5,955	(5,683)

Net loss	$(35,389)	(19,380)	(35,896)	(62,943)

Basic and diluted net loss per share	$(0.22)	(0.12)	(0.22)	(0.39)

Shares used to compute basic and diluted net loss per share	159,961	161,203	159,897	160,132
Comprehensive loss:
Net loss	$(35,389)	(19,380)	(35,896)	(62,943)
Unrealized gain (loss) on investments:
Unrealized gain (loss) on investments, including taxes of $14,117 and $0 for the quarter and nine months ended September 30, 2002, respectively and $0 for the quarter and nine months ended September 30, 2001	(33,769)	5,561	(55,468)	2,367
Adjustments for losses (gains) reclassified to net loss	—	2,059	(1,705)	16,519
Foreign currency translation adjustment	74	97	21	(359)

Comprehensive loss	$(69,084)	(11,663)	(93,048)	(44,416)

See accompanying notes to condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(35,896)	(62,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of equipment and leasehold improvements	8,716	9,026
Goodwill amortization, acquisition charges and stock based compensation	930	28,189
Equity in net losses of equity method investees	5,384	2,673
Accrued loss on excess office facilities	14,725	19,970
Impairment of equity investments	5,103	25,342
Income tax benefit related to stock options	—	1,391
Deferred income taxes	5,585	(7,530)
Gain on sale of investment	(2,400)	—
Net change in certain operating assets and liabilities	(1,336)	(6,985)

Net cash provided by operating activities	811	9,133
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(4,700)	(12,089)
Purchases of short-term investments	(467,682)	(554,570)
Proceeds from sales and maturities of short-term investments	469,145	540,306
Purchases of long-term equity investments	(2,675)	(18,878)
Decrease in restricted cash equivalents	—	1,500
Proceeds from sale of equity investments	3,312	—
Payment of acquisition costs, net of cash acquired	(2,422)	(1,858)

Net cash used in investing activities	(5,022)	(45,589)

Cash flows from financing activities:
Repurchase of common stock	(21,250)	(750)
Proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	6,822	6,835

Net cash provided by (used in) financing activities	(14,428)	6,085

Effect of exchange rate changes on cash	10	(570)

Net decrease in cash and cash equivalents	(18,629)	(30,941)
Cash and cash equivalents at beginning of period	104,182	147,885

Cash and cash equivalents at end of period	85,553	116,944
Short-term investments at end of period	239,000	231,263

Total cash, cash equivalents and short-term investments at end of period	$324,553	348,207

Supplemental disclosure of non-cash investing activities:
Common stock issued in business combination, excluding deferred compensation	$1,003	—

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

     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2002. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(c) Cash, Cash Equivalents and Short-Term Investments

     Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	September 30, 2002	December 31, 2001

Cash and cash equivalents	$85,553	104,182
Short-term investments	239,000	240,327

Total cash, cash equivalents and short-term investments	$324,553	344,509

Restricted cash equivalents	$17,300	17,300

     Restricted cash equivalents represent (a) a restricted escrow account of $10,000,000 established in connection with a lease agreement for the Company’s corporate headquarters that will be maintained for the term of the lease, and (b) cash equivalents held as collateral against a $7,300,000 letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters.

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

     Service revenues include GoldPass/RealOne and standalone media subscription services, payments under support and upgrade contracts, fees from consulting services and streaming media content hosting. Media subscription service revenues are recognized ratably over the period that services are provided. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Other service revenues are recognized when the services are performed.

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

     Excluded from the computation of diluted net income (loss) per share for the quarter and nine months ended September 30, 2002 are options and warrants to acquire approximately 36,589,000 shares of common stock with a weighted-average exercise price of $7.24. Also excluded in the quarter and nine months ended September 30, 2002, are approximately 407,000 shares of common stock issued in acquisitions that are subject to repurchase by the Company at a nominal price in certain circumstances. Excluded from the computation of diluted net loss per share for the quarter and nine months ended September 30, 2001 are options and warrants to acquire approximately 35,840,000 shares of common stock with a weighted-average exercise price of $7.87. Also excluded in the quarter and nine months ended September 30, 2001, are approximately 274,000 shares of common stock issued in acquisitions that are subject to repurchase by the Company at a nominal price in certain circumstances. Such potentially dilutive securities are excluded, as their effects are anti-dilutive.

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

     At September 30, 2002, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay US$/receive GBP)	(GBP)500	$760	$17
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN)276,125	$2,332	$74

     No derivative instruments were outstanding at September 30, 2002, which were designated as hedges for accounting purposes.

(h) Comprehensive Loss

     The Company’s comprehensive loss for the quarters and nine months ended September 30, 2002 and 2001 consisted of net loss, net unrealized gains and losses on investments and the gross amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains and losses on investments has been taken into account if applicable.

     The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30,	December 31,
	2002	2001

Unrealized gains (losses) on investments, including taxes of $16,479 in 2002 and 2001	$(146)	57,027
Foreign currency translation adjustments	(543)	(564)

	$(689)	56,463

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

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which is effective for fiscal years beginning after December 31, 2002, with early application encouraged. SFAS 146 supercedes Emerging Issues Task Force Issue No. 94-3, “Liabilities Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company does not expect the adoption of SFAS 146 to have a material effect on its consolidated financial position or results of operations.

NOTE 2 — SEGMENT INFORMATION

     The Company has one reporting segment, media delivery, for which the Company receives revenues from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s Chief Executive Officer, President and Chief Financial Officer. The Chief Executive Officer, President and Chief Financial Officer review financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The Chief Executive Officer, President and Chief Financial Officer do not review discrete financial information regarding profitability of the Company’s different products or services and, therefore, the Company has only one operating segment as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

     The Company’s customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

United States	$34,048	33,108	98,310	100,961
Europe	6,078	5,815	20,313	21,508
Asia	4,447	4,983	14,697	14,384
Rest of the world	845	1,322	3,148	6,614

Total net revenues	$45,418	45,228	136,468	143,467

     The Company generates revenues from four different product types: consumer license and service, consumer subscription services, systems and advertising. Consumer license and service revenues are derived from sales of the Company’s RealPlayer Plus, RealJukebox Plus and other related products, revenues from support and maintenance services that the Company sells to customers who purchase these products and third-party products, including games. Consumer subscription services revenues consist of the Company’s RealOne and related subscription services. Systems revenues are derived from sales of the Company’s media delivery software, including RealServers and Helix system software and related authoring and publishing tools, support and maintenance services sold to customers who purchase these products, broadcast hosting services provided through the Company’s Real Broadcast Network and consulting services the Company offers to its customers. Advertising revenues are derived from sales of advertising on the Company’s Web sites and client software and within the media streams that the Company hosts on behalf of its corporate customers.

Revenues from external customers by product type are as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Consumer license and service	$6,820	11,008	23,500	35,933
Consumer subscription services	21,398	7,970	52,820	18,118
Systems	15,538	23,819	55,309	76,799
Advertising	1,662	2,431	4,839	12,617

Total net revenues	$45,418	45,228	136,468	143,467

     Long-lived assets by geographic location are as follows (in thousands):

	September 30,	December 31,
	2002	2001

United States	$92,024	92,551
Asia/Rest of the world	564	627
Europe	159	180

Total	$92,747	93,358

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

     Goodwill amortization, acquisition charges and stock based compensation are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Goodwill amortization and acquisition charges	$—	12,489	—	37,684
Stock based compensation	398	361	930	(9,895)

Total goodwill amortization, acquisition charges and stock based compensation	$398	12,850	930	27,789

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

     The provisions of SFAS 141 were adopted effective July 1, 2001. No business combinations were completed during the period from July 1, 2001 to December 31, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

     As of January 1, 2002, the Company had no recorded intangible assets apart from goodwill of $57.8 million, net of accumulated amortization. During the quarter ended March 31, 2002, the Company completed its transitional goodwill impairment test. Based upon the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS 142 on January 1, 2002. The Company plans to conduct its annual impairment testing during the fourth quarter of each year. As of September 30, 2002, goodwill net of accumulated amortization was $60.1 million and acquired technology was $0.9 million, which is being amortized at $0.3 million per year.

     Net loss and loss per share for the quarter and nine months ended September 30, 2001 adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share data):

	Quarter Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Net loss:
Reported net loss	$(19,380)	(62,943)
Goodwill amortization	12,348	37,044

Adjusted net loss	$(7,032)	(25,899)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.12)	(0.39)
Goodwill amortization	0.08	0.23

Adjusted basic and diluted net loss per share	$(0.04)	(0.16)

     Net loss and net loss per share for the years 2001, 2000 and 1999 adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share data):

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

NOTE 4 — OTHER INVESTMENTS

     RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent for which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. During 2001, certain of the Company’s investments were written down to fair value based upon the Company’s analysis that the declines in fair value were other-than-temporary resulting in impairment charges of $2.5 million and $25.3 million for the quarter and nine months ended September 30, 2001, respectively. Based upon an evaluation of the facts and circumstances at September 30, 2002, the Company determined that other-than-temporary declines in fair value had occurred for two of its privately held investments. As a result, impairment charges of $4.4 million were recorded in the quarter ended September 30, 2002 to reflect changes in the fair value of these investments in results of operations. Additionally, during the quarter ended June 30, 2002, the Company determined that other-than-temporary declines in fair value had occurred for three of its publicly traded investments. Impairment charges for other-than-temporary declines in the fair value of investments for the nine months ended September 30, 2002 were $5.1 million.

     As of September 30, 2002, the Company owned marketable equity securities of a Japanese company, representing approximately 14% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has increased from the Company’s original cost resulting in a carrying value at September 30, 2002 of $17.3 million. The increase over the Company’s cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income (loss). During the nine months ended September 30, 2002, the Company sold a portion of its holdings recognizing a gain of $2.4 million which was reclassified from accumulated other comprehensive income (loss) to net loss. Excluding the effect of this sale, the fair value of the Company’s investment declined by $54.6 million during the nine months ended September 30, 2002. This decline is reflected as a component of other comprehensive loss. The market for the investee’s shares is relatively limited, the share price is volatile and the investment is strategic in nature. Accordingly, there can be no assurance that a gain can be realized through the disposition of these shares.

NOTE 5 — INVESTMENT IN MUSICNET

     In 2001, the Company announced the formation of MusicNet, Inc. (MusicNet), a venture with four media companies to create a platform for online music subscription services. MusicNet, which previously was a subsidiary of the Company, issued additional shares of capital stock in April and July 2001 reducing the Company’s ownership interest. The Company’s investment in MusicNet is accounted for under the equity method of accounting. As a result, the Company records in its statement of operations its equity share in MusicNet’s net income (loss) which was a loss of $1.6 million and $5.1 million for the quarter and nine months ended September 30, 2002, respectively. In July 2002, the Company and the other investors contributed additional capital to MusicNet to fund its business. The Company received a convertible note, convertible into additional shares of MusicNet capital stock, in exchange for its additional investment. The Company anticipates that MusicNet will continue to incur losses in the foreseeable future and will require additional funding to support the development of its business model. Based on the nature and terms of the convertible note, in the quarter ended September 30, 2002, for purposes of calculating the Company’s equity in net loss of MusicNet, the convertible note was treated on an “as if” converted basis. For the quarter ended September 30, 2002, the loss of $1.6 million recorded by the Company represents 36.8% of MusicNet’s quarterly loss. As of September 30, 2002, the Company’s ownership interest in MusicNet was approximately 28.6% and the carrying value for its investment was $6.4 million. In the quarter and nine months ended September 30, 2002, the Company recognized approximately $315,000 and $1,053,000, respectively, of revenue related to agreements with MusicNet and was reimbursed $0 and $124,000 for the quarter and nine months ended September 30, 2002, respectively, for certain administrative services provided to MusicNet on a transitional basis, which has been accounted for as a reduction of related expenses.

NOTE 6 — LOSS ON EXCESS OFFICE FACILITIES

     In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. During 2001, the Company re-evaluated its facilities requirements and, as a result, decided to permanently sublet all of this office space. The market for office space in Seattle has significantly declined from the date the Company entered into this lease. As a result, the Company recorded losses of $5.6 million and $22.2 million during the quarter and nine months ended September 30, 2001, respectively. For the nine months ended September 30, 2001, these losses represented approximately $15.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. The Company’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. During the quarter ended September 30, 2002, the Seattle real estate market continued to display significant weakness, which is reflected in both increasing vacancy rates and declining rental rates. Based on discussions with prospective tenants, the Company concluded that the excess office facilities are not likely to be sublet at rates used in the original loss estimates. As a result, the Company recorded additional losses of $17.2 million during the quarter and nine months ended September 30, 2002. The Company regularly evaluates the market for office space in Seattle. If the market for such space declines further in future periods, the Company may have to revise its estimates which may result in additional losses on excess office facilities.

     A summary of activity for the accrued loss on excess office facilities is as follows (in thousands):

Accrued loss at December 31, 2001	$12,437
Revisions to estimates	17,207
Less amounts paid, net of sublease income	(2,482)

Accrued loss at September 30, 2002	$27,162

NOTE 7 — PERSONNEL REDUCTION, RESTRUCTURING, AND RELATED CHARGES

     In August 2002, the Company implemented a restructuring plan to reduce costs, which included reducing its staffing levels by approximately 10%, closing selected offices, and canceling its annual user conference. The Company recorded a charge of approximately $3.6 million during the quarter ended September 30, 2002 to reflect costs associated with implementing this plan. These costs were primarily related to severance payments, but also included other miscellaneous costs such as professional fees, outplacement services for terminated employees, office closures, and tradeshow deposit forfeitures, all of which were incurred as of September 30, 2002. The Company expects payments for restructuring costs to be completed in 2003. In July 2001, the Company reduced its staffing levels by approximately 15%. The Company recorded a charge of approximately $3.9 million during the quarter ended September 30, 2001 to reflect costs associated with implementing the staff reduction.

     A summary of activity for the 2002 personnel reduction, restructuring, and related charges is as follows (in thousands):

		Professional	Office	Tradeshow
	Severance	Services	Closures	Deposits	Total

Accrued amount at December 31, 2001, related to previous staff reduction charges	$—	295	—	—	295
August 2002 restructuring plan	1,721	395	966	513	3,595
Less amounts paid	(1,621)	(588)	(118)	(419)	(2,746)

Accrued amount at September 30, 2002	$100	102	848	94	1,144

NOTE 8 — REPURCHASE OF COMMON STOCK

     The Company’s Board of Directors authorized the repurchase of up to an aggregate of $50 million of the Company’s outstanding common stock. Any purchases of common stock under the share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. During the nine months ended September 30, 2002, the Company repurchased approximately 4.3 million shares at an average cost of $4.77 per share for a total of $20.4 million. Since the program’s inception, the Company has repurchased approximately 6.7 million shares at an average cost of $4.95 per share for a total of $33.2 million.

NOTE 9 — LITIGATION

     In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against the Company and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas — Dallas Division. The plaintiffs allege that the Company, individually and in combination with Broadcast.com, infringes on a certain patent by making, using, selling and/or offering to sell software products and services directed to media delivery systems for the Internet and corporate intranets. The plaintiffs seek to enjoin the Company from the alleged infringing activity and to recover damages in an amount no less than a reasonable royalty. The Company may be required to indemnify Broadcast.com under the terms of its license agreement. The plaintiffs filed a similar claim based on the same patent and seeking similar remedies as a separate lawsuit against Microsoft and Broadcast.com in the same court. The court has consolidated the lawsuit against Microsoft and Broadcast.com with the lawsuit against the Company and Broadcast.com. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other royalties, in addition to complying with injunctive relief, which could have a material adverse effect on the Company’s operating results. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit, and intends to vigorously defend itself against these claims. Accordingly, no amounts have been accrued for this matter at September 30, 2002. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations.

     Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Texas and Washington. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of the Company’s RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. The Company has filed answers denying the claims and has filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by the Company’s End User License Agreements. The Washington State Court has granted the Company’s motion to compel arbitration. However, the California trial court has entered an order stating that it is not bound by the Washington court’s decision. That order is currently under review by the California Court of Appeal. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks’ End User License Agreement. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. Accordingly, no amounts have been accrued for this matter as of September 30, 2002. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

     From time to time RealNetworks is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company currently has a number of such claims threatened against it relating to intellectual property infringement or employment, though it believes these claims are without merit. In July 2002, a lawsuit was filed against the Company in federal court in Boston alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages arising from the alleged infringement. The Company has filed a counterclaim against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as its reasonable attorneys fees and costs. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the plaintiff’s allegations in this action are without merit and intends to vigorously defend itself against these claims. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

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

     We were incorporated in February 1994 and were in the development stage until July 1995, when we released the commercial version of RealAudio Version 1.0, the first version of our RealPlayer products. In August 1996, we began selling RealPlayer Plus, a premium version of our RealPlayer product. Since its initial release, RealPlayer has been available for download free of charge from our websites. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that included RealAudio and RealVideo technology. In September 1999, we released the commercial versions of RealJukebox and RealJukebox Plus, a personal music management system. In August 2000, we released the gold version of RealPlayer 8, RealJukebox 2 and launched RealPlayer GoldPass, a for-pay media subscription service available to RealPlayer Plus customers. In March 2001, we introduced RealArcade, a new end-to-end platform for the digital distribution of PC games benefiting both developers and consumers. In June 2001, we launched RealSystem Media Commerce Suite, a platform for Internet media commerce that is intended to provide a universal platform for secure distribution of digital movies, music, and other content. In December 2001, we launched our RealOne subscription service which incorporates our RealPlayer and RealJukebox products together with a new media browser and value-added services to create a multi-dimensional media experience for consumers. In June 2002, we launched RealOne Europe, a European edition of our RealOne subscription service. In July 2002, we launched Helix, an open, comprehensive Internet media delivery platform and community to enable creation of digital media products and applications for any format, operating system or device. In September 2002, we launched RealOne Player Version 2.0.

     We report revenues in three categories:

-	Software license fees, which include revenues from sales of our RealPlayer Plus and RealJukebox Plus and other related products, and sales of our media delivery system software, including RealServers and Helix system software, and related authoring and publishing tools, both directly to customers and indirectly through OEM channels, and sales of third-party products, including games.

-	Service revenues, which include revenues from RealPlayer GoldPass/RealOne subscription services, including our RealOne Music subscription service, support and maintenance services that we sell to customers who purchase our RealPlayer Plus and RealJukebox Plus and other related products, and who purchase our media delivery system software including RealServers and Helix system software, and related authoring and publishing tools, broadcast hosting services we provide through our Real Broadcast Network and consulting services we offer to our customers.

-	Advertising revenues, which are derived from sales of advertising on our Web sites and client software and within the media streams that we host on behalf of our corporate customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our critical accounting policies and estimates are as follows:

•	Revenue recognition

•	Estimating sales returns and the allowance for doubtful accounts

•	Estimating losses on excess office facilities

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies

•	Valuation of goodwill

•	Valuation of deferred income tax assets

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

     If specific objective evidence of fair value does not exist for an undelivered element in a software arrangement, which, for us, typically relates to the development of complex content delivery networks which include software licenses, consulting services and product support, revenue is recognized over the term of the support period commencing upon delivery of our technology to the customer. In these cases, delivery is defined as when the content delivery network is installed and operating in accordance with contract specifications.

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

     Service revenues include payments under GoldPass/RealOne and standalone media subscription services, support and upgrade contracts and fees from consulting services and streaming media content hosting. Media subscription service revenues are recognized ratably over the period that services are provided. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Other service revenues are recognized when the services are performed.

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

     Sales Returns and the Allowance for Doubtful Accounts

     The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing reserves for sales returns and the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. Similarly, we must make estimates of the uncollectibility of our accounts receivables. We specifically analyze the age of accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

     Loss on Excess Office Facilities

     We have made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities would be significantly different from that recorded, which could have a material impact on our operating results. We have revised our original estimate twice in the last five quarters. The significant factors we considered in making our estimates are discussed in the following pages under “Loss on Excess Office Facilities.”

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

     Valuation of Deferred Income Tax Assets

     In accordance with generally accepted accounting principles, we must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefits in the statement of operations. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macro-economic conditions and issues facing our industry, existing contracts, backlog, and our ability to project future results and any appreciation of our investments and other assets.

     As of December 31, 2001, we had recorded net deferred tax assets of $5.6 million. Due to the net losses incurred during the nine months ended September 30, 2002, difficult economic conditions facing our industry and our customers and declines in the fair value of our investments, we determined that it was appropriate to increase our valuation allowance to reduce our net deferred tax assets as of September 30, 2002 to zero.

RESULTS OF OPERATIONS

REVENUES

     Software License Fees. Software license fees were $15.6 million for the quarter ended September 30, 2002, a decrease of 42% from $26.8 million for the quarter ended September 30, 2001. Software license fees were $57.2 million for the nine months ended September 30, 2002, a decrease of 32% from $84.4 million for the nine months ended September 30, 2001. These decreases are due in part to focusing our consumer promotional activities to feature our RealOne and stand-alone subscription services. In June 2002, we also launched a European edition of our RealOne subscription service. Both of these factors have resulted in a shift of revenue from software license fees to service revenues. Additionally, the English language version of our RealPlayer Plus and RealJukebox Plus products, which have previously contributed significantly to software license fees, are now combined in our RealOne subscription offering, the revenue from which is included in service revenues. We believe that the decreases were also due to continued cutbacks in capital and information technology spending by our customers and potential customers caused by macroeconomic conditions and that these macroeconomic conditions resulted in decreased system software sales during the periods presented. The current economic environment has resulted in many current and potential customers delaying or foregoing purchases, has caused sales cycles to increase and become less predictable and has, in some cases, caused certain customers to adopt the media delivery products of our primary competitor because it bundles its competing media delivery products with its operating system. In particular, customers and potential customers in the systems software and telecommunication industries have become increasingly cautious in their buying decisions due to the difficult macroeconomic conditions in those industries. We believe the macroeconomic environment has also impacted sales to, and the rate of adoption of our systems software products by, customers in the corporate enterprise, broadcast hosting, non-PC device manufacturer and original equipment manufacturer market segments. No assurance can be given when, or if, customers in these markets, particularly telecommunications customers, will begin to increase capital spending levels.

     Service Revenues. Service revenues were $28.2 million for the quarter ended September 30, 2002, an increase of 76% from $16.0 million for the quarter ended September 30, 2001. Service revenues were $74.5 million for the nine months ended September 30, 2002, an increase of 60% from $46.4 million for the nine months ended September 30, 2001. The increases in service revenues were primarily attributable to growth in subscribers to our RealOne and stand-alone subscription services, which we launched in December 2001 as the successor to our GoldPass subscription services, partially offset by decreases in other product offerings including content hosting revenues. Our subscription services accounted for approximately $21.4 million and $8.0 million of service revenues for the quarters ended September 30, 2002 and 2001, respectively, and $52.8 million and $18.1 million for the nine months ended September 30, 2002 and 2001, respectively. Reasons for increases in subscription revenues are described in more detail in “Revenues By Product Type — Subscription Services” below. We believe the decreased revenues in our other product offerings, including content hosting, are due primarily to the macro-economic conditions described above in “Software License Fees.”

     Advertising. Advertising revenues were $1.7 million for the quarter ended September 30, 2002, a decrease of 32% from $2.4 million for the quarter ended September 30, 2001. Advertising revenues were $4.8 million for the nine months ended September 30, 2002, a decrease of 62% from $12.6 million for the nine months ended September 30, 2001. We believe the decreases in advertising revenues were due to the continued depressed environment for Internet advertising, which resulted in lower volumes and lower average advertising rates.

REVENUES BY PRODUCT TYPE

     Consumer. Consumer revenues are derived from sales of our RealPlayer Plus, RealJukebox Plus and other related products, revenues from support and maintenance services that we sell to customers who purchase these products and third-party products, including games. Consumer revenues were $6.8 million for the quarter ended September 30, 2002, a decrease of 38% from $11.0 million for the quarter ended September 30, 2001. Consumer revenues were $23.5 million for the nine months ended September 30, 2002, a decrease of 35% from $35.9 million for the nine months ended September 30, 2001. The decreases were primarily due to a change in focus of our promotional activities to feature our RealOne and stand-alone subscription services over our traditional consumer products. Additionally, as discussed above, the English language version of our RealPlayer Plus and RealJukebox Plus products, which have previously contributed significantly to consumer revenues, are now combined in our RealOne subscription offering, the revenue from which is included in subscription services. In June 2002, we also launched a European edition of our RealOne subscription service which has also caused a shift from consumer revenue to subscription services revenue.

     Subscription Services. Subscription services revenues, which consist of our Gold Pass/RealOne and stand-alone subscription services, were $21.4 million for the quarter ended September 30, 2002, an increase of 168% from $8.0 million for the quarter ended September 30, 2001. Subscription services revenues were $52.8 million for the nine months ended September 30, 2002, an increase of 192% from $18.1 million for the nine months ended September 30, 2001. The increases were primarily attributable to the increased focus of our promotional activities on our RealOne and stand-alone subscription services and the related increase in paying subscribers. We believe that the continued increase in the content available to RealOne subscribers has resulted in a broader reach among consumers, thereby leading to greater consumer adoption rates and higher revenues. For example, newly available on our subscription services since the quarter ended September 30, 2001, is content from partners such as ABCNEWS.com, NASCAR, CBS Survivor Insider, CNN, E! Networks, FOXSports.com, Big Brother and others. Additionally, in June 2002 we launched a European edition of our RealOne subscription service with premium content from partners such as BBC, Champions League Soccer from UEFA, Big Brother 3, CNN Europe and MTV Europe. We believe this will continue to cause a shift from consumer revenue to subscription services revenue in the European market. Our subscription services offerings represent a relatively new business model for Internet media delivery and a new business model for us and, to date, we have not faced significant direct competition with these offerings. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate subscription revenues will grow, if at all, or the nature or potential impact of anticipated competition.

     Systems. Systems revenues are derived from sales of our media delivery system software, including RealServers and Helix system software, and related authoring and publishing tools, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide through our Real Broadcast Network and consulting services we offer to our customers. Systems revenues were $15.5 million for the quarter ended September 30, 2002, a decrease of 35% from $23.8 million for the quarter ended September 30, 2001. Systems revenues were $55.3 million for the nine months ended September 30, 2002, a decrease of 28% from $76.8 million for the nine months ended September 30, 2001. We believe the decreases were due primarily to macroeconomic trends that are affecting many Internet-related systems business. These trends include continued cutbacks in capital and information technology spending by our customers and potential customers. The current economic environment has also resulted in many current and potential customers delaying or foregoing purchases, has caused sales cycles to increase and become less predictable and has, in some cases, caused certain customers to adopt the media delivery products of our primary competitor because it bundles its competing media delivery products with its operating system. In particular, customers and potential customers in the systems software and telecommunication industries have become increasingly cautious in their buying decisions due to downturns in those industries. The macroeconomic environment has also impacted sales to, and the rate of adoption of our systems software products by, customers in the corporate enterprise, broadcast hosting, non-PC device manufacturer and original equipment manufacturer market segments. No assurance can be given when, or if, customers in these markets, particularly telecommunications customers, will increase capital spending levels.

     Advertising. Advertising revenues were $1.7 million for the quarter ended September 30, 2002, a decrease of 32% from $2.4 million for the quarter ended September 30, 2001. Advertising revenues were $4.8 million for the nine months ended September 30, 2002, a decrease of 62% from $12.6 million for the nine months ended September 30, 2001. See “Revenues— Advertising” above for analysis.

GEOGRAPHIC REVENUES

     International revenues represented 25% of total net revenues for the quarter ended September 30, 2002, compared to 27% for the quarter ended September 30, 2001. International revenues represented 28% of total net revenues for the nine months ended September 30, 2002, compared to 30% for the nine months ended September 30, 2001. International revenues decreased as a percentage of total net revenues in the first nine months of 2002 primarily due to the significantly increased U.S.-based subscription services revenue coupled with a significant decline in revenues generated in Latin America as a result of adverse financial conditions in that region. Revenues generated in Europe were 13% of total net revenues for both the quarters ended September 30, 2002 and 2001, and revenues generated in Asia and the rest of the world were 12% of total net revenues for the quarter ended September 30, 2002, compared to 14% for the quarter ended September 30, 2001. Revenues generated in Europe were 15% of total net revenues for the nine months ended September 30, 2002 and 2001, and revenues generated in Asia and the rest of the world were 13% of total net revenues for the nine months ended September 30, 2002, compared to 15% for the nine months ended September 30, 2001. At September 30, 2002, accounts receivable due from international customers represented approximately 14% of trade accounts receivable. The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. Results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. We currently manage a portion of our foreign currency exposures through the use of foreign currency exchange forward contracts and therefore are still subject to some risk of changes in exchange rates. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements. The costs of both domestic and international revenues are substantially the same.

DEFERRED REVENUE

     Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, and other prepayments for which the earnings process has not been completed. Revenue from contracts with customers developing content delivery networks is generally recognized over the term of the arrangement commencing upon the customer’s deployment of our technology in their network. Because many of the agreements related to the content delivery networks have been with companies that have had limited operating histories, we have historically required prepayments from such customers to mitigate our credit risk. Cash prepayments associated with these contracts are recorded as deferred revenue and amounted to $26.2 million and $27.2 million at September 30, 2002 and December 31, 2001, respectively. The decrease in deferred revenue related to these contracts during the nine months ended September 30, 2002 is primarily due to prepayments received under contracts occurring at a slower rate than recognition of revenue on existing contracts. We believe the decrease has been largely due to the decrease in new systems contracts in recent periods, which represent a significant portion of deferred revenue. We believe the decrease in new systems contracts results primarily from current macroeconomic conditions as discussed in “Revenues by Product Type — Systems” above.

COST OF REVENUES

     Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, fees paid to third-party vendors for order fulfillment and royalties paid on sales of games and other third-party products. Cost of software license fees was $1.5 million for the quarter ended September 30, 2002, a decrease of 11% from $1.7 million for the quarter ended September 30, 2001, but increased as a percentage of software license fees to 10% for the quarter ended September 30, 2002 from 6% for the quarter ended September 30, 2001. Cost of software license fees was $5.3 million for the nine months ended September 30, 2002, a decrease of 8% from $5.8 million for the nine months ended September 30, 2001, but increased as a percentage of software license fees to 9% for the nine months ended September 30, 2002 from 7% for the nine months ended September 30, 2001. The decrease in costs was due primarily to lower sales in our systems business and a shift from consumer license revenue to subscription services revenue. These decreases reduced royalty and other product fulfillment costs such as shipping and packaging costs. The increase in cost of software license fees as a percentage of software license fees revenue was due to a lower percentage of software license fee revenue from systems licenses, which typically have higher margins than other components of software license fees.

     Cost of Service Revenues. Cost of service revenues includes the cost of content included in our RealOne and stand-alone subscription service offerings, cost of in-house and contract personnel providing support and consulting services and expenses incurred in providing our streaming media hosting services. Cost of service revenues was $11.7 million for the quarter ended September 30, 2002, an increase of 93% from $6.1 million for the quarter ended September 30, 2001, and increased as a percentage of service revenues to 42% for the quarter ended September 30, 2002 from 38% for the quarter ended September 30, 2001. Cost of service revenues was $30.0 million for the nine months ended September 30, 2002, an increase of 74% from $17.2 million for the nine months ended September 30, 2001, and increased as a percentage of service revenues to 40% for the nine months ended September 30, 2002 from 37% for the nine months ended September 30, 2001. The increase in costs was primarily due to costs associated with the licensing of media content included in our RealOne and stand-alone subscription services, which has fixed and variable components, as well as increased customer service and technical support costs associated with the growth of our subscription services. Costs of content include our agreements with Major League Baseball, the National Basketball Association, ABCNEWS.com, NASCAR, CBS Survivor Insider, CNN, E! Networks, FOXSports.com, Big Brother and other providers of subscription services media content. The increase in costs for the nine months ended September 30, 2002 were partially offset by credits we received during the quarter ended June 30, 2002, for previous overbilling by bandwidth service providers. The costs of content are expensed over the periods the content is available to our subscription services customers. The increases as a percentage of service revenues for the quarter and nine months ended September 30, 2002 were due to shifts in product mix towards our subscription services, which are characterized by relatively higher costs of revenues than our other service offerings.

     Our RealOne and stand-alone subscription services are a relatively new and growing portion of our business and are characterized by relatively higher costs of revenues than our other products and services, primarily due to the cost of licensing media content to provide these services. As a result, if this portion of our business continues to grow as a percentage of revenues, we anticipate that our cost of service revenues may grow at an increased rate relative to net revenues which may continue to lead to reductions in our gross margins in the future.

     Cost of Advertising. Cost of advertising includes the cost of personnel associated with maintenance of programming services, content creation and maintenance and ad delivery services. Cost of advertising was $0.5 million for the quarter ended September 30, 2002, a decrease of 68% from $1.4 million for the quarter ended September 30, 2001, and decreased as a percentage of advertising revenues to 27% for the quarter ended September 30, 2002 from 58% for the quarter ended September 30, 2001. Cost of advertising was $1.6 million for the nine months ended September 30, 2002, a decrease of 68% from $5.0 million for the nine months ended September 30, 2001, and decreased as a percentage of advertising revenues to 33% for the nine months ended September 30, 2002 from 39% for the nine months ended September 30, 2001. The decrease in costs was primarily due to lower sales volumes and shifting programming personnel to other areas of our business. The decreases in percentage terms for the quarter and nine months ended September 30, 2002 were due to the costs decreasing at a faster rate than the decrease in advertising revenues.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock based compensation, were $12.3 million for the quarter ended September 30, 2002, a decrease of 2% from $12.5 million for the quarter ended September 30, 2001, and decreased as a percentage of total net revenues to 27% for the quarter ended September 30, 2002 from 28% for the quarter ended September 30, 2001. Research and development expenses, excluding non-cash stock based compensation, were $36.8 million for the nine months ended September 30, 2002, a decrease of 15% from $43.6 million for the nine months ended September 30, 2001, and decreased as a percentage of total net revenues to 27% for the nine months ended September 30, 2002 from 30% for the nine months ended September 30, 2001. The decreases in expenses were primarily due to the effects of a reduction in personnel and related personnel costs in each of the third quarters of 2002 and 2001 as part of an overall plan to reduce costs. The decrease in percentage terms was primarily a result of research and development expenses decreasing at a faster rate than the decrease in net revenues, resulting from organizational efficiencies derived from personnel reductions.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expenses, excluding non-cash stock based compensation, were $18.8 million for the quarter ended September 30, 2002, an increase of 7% from $17.5 million for the quarter ended September 30, 2001, and increased as a percentage of total net revenues to 41% for the quarter ended September 30, 2002 from 39% for the quarter ended September 30, 2001. Sales and marketing expenses, excluding non-cash stock based compensation, were $55.5 million for the nine months ended September 30, 2002, a decrease of 1% from $56.0 million for the nine months ended September 30, 2001, but increased as a percentage of total net revenues to 41% for the nine months ended September 30, 2002 from 39% for the nine months ended September 30, 2001. The increase in expenses for the quarter ended September 30, 2002 was primarily due to increased credit card fees and subscriber acquisition costs, both related to our RealOne and stand-alone subscriptions services, partially offset by decreases in sales and marketing expenses related to system software sales. Subscriber acquisition costs increased due to an increase in the number of content partners that refer new subscribers to us via their Websites and a corresponding increase in related payments to such partners. The decrease in expenses for the nine months ended September 30, 2002 was primarily due to the effects of reductions in personnel and contract labor in the third quarter of 2001 and 2002. The increase in percentage terms for the quarter ended September 30, 2002 was a result of sales and marketing expenses increasing at a faster rate than the increase in net revenues, while the increase in percentage terms for the nine months ended September 30, 2002 was a result of sales and marketing expenses decreasing at a slower rate than the rate of the decline in net revenues.

     General and Administrative. General and administrative expenses consist primarily of salaries, related personnel costs, and fees for professional and temporary services. General and administrative expenses were $4.6 million for the quarter ended September 30, 2002, a decrease of 11% from $5.1 million for the quarter ended September 30, 2001, and decreased as a percentage of total net revenues to 10% for the quarter ended September 30, 2002 from 11% for the quarter ended September 30, 2001. General and administrative expenses were $14.6 million for the nine months ended September 30, 2002, a decrease of 8% from $15.8 million for the nine months ended September 30, 2001, and were 11% of total net revenues for each of the nine months ended September 30, 2002 and 2001. The decreases in expenses for the quarter and nine months ended September 30, 2002 were primarily due to decreased legal expenses and a reduction in personnel and related personnel costs. The decrease in percentage terms for the quarter ended September 30, 2002 was due to expenses decreasing at a greater rate than the rate of decline in net revenues.

     Loss on Excess Office Facilities. In October 2000, we entered into a 10-year lease agreement for additional office space located near our corporate headquarters in Seattle, Washington. During 2001, we re-evaluated our facilities requirements and, as a result, decided to permanently sublet all of this office space. The market for office space in Seattle has significantly declined from the date we entered into this lease. As a result, we recorded losses of $5.6 million and $22.2 million during the quarter and nine months ended September 30, 2001, respectively. For the nine months ended September 30, 2001, these losses represented approximately $15.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. During the quarter ended September 30, 2002, the Seattle real estate market continued to display significant weakness, which is reflected in both increasing vacancy rates and declining rental rates. Based on discussions with prospective tenants, we concluded that the excess office facilities are not likely to be sublet at rates used in the original loss estimates. As a result, we recorded additional losses of $17.2 million during the quarter and nine months ended September 30, 2002. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. As of September 30, 2002, $27.2 million has been accrued for the loss on excess office facilities. We regularly evaluate the market for office space in Seattle. If the market for such space declines further in future periods, we may have to revise our estimates which may result in additional losses on excess office facilities.

     Personnel Reduction, Restructuring and Related Charges. In August 2002, we implemented a restructuring plan to reduce costs, which included reducing our staffing levels by approximately 10%, closing selected offices, and canceling our annual user conference. We recorded a charge of approximately $3.6 million during the quarter and nine months ended September 30, 2002 to reflect costs associated with implementing this restructuring. These costs were primarily related to severance payments, but also included other miscellaneous costs such as professional fees, outplacement services for terminated employees, office closures, and tradeshow deposit forfeitures, all of which were incurred as of September 30, 2002. We expect payments to be made under the restructuring plan to be completed in 2003. In July 2001, we reduced our staffing levels by approximately 15%. We recorded a charge of approximately $3.9 million during the quarter and nine months ended September 30, 2001 to reflect costs associated with implementing the staff reduction.

     Goodwill Amortization, Acquisition Charges and Stock-Based Compensation. Goodwill amortization, acquisition charges and stock-based compensation for the quarter ended September 30, 2002 were $0.4 million and were $12.9 million for the quarter ended September 30, 2001. Goodwill amortization, acquisition charges and stock-based compensation for the nine months ended September 30, 2002 were $0.9 million and were $27.8 million for the nine months ended September 30, 2001. During the quarter ended March 31, 2002, we completed our transitional goodwill impairment test as required under SFAS 142. Based upon our analysis, we determined that no goodwill impairment had occurred as of January 1, 2002, upon adoption of SFAS 142. Under SFAS 142, goodwill is no longer amortized, but instead tested for impairment at least annually.

     In April 2002, we acquired, for cash and common stock valued at approximately $5.1 million, a privately held company engaged in the business of developing Internet media software and technology. The purchase price includes amounts payable to certain former shareholders of the acquired company who are eligible to receive additional cash and common stock valued at approximately $3.1 million over a thirty-month period provided that they remain employed by RealNetworks during such period. These costs will be recognized as compensation cost over the related employment period. The acquisition was accounted for as a purchase transaction and, accordingly, our results include the results for the acquired company since the transaction date. Goodwill of $2.3 million and acquired technology of $0.9 million were recorded as a result of the acquisition. We had previously made an equity investment in the acquired company and our investment balance at the time of acquisition was included in the purchase price allocation. Pro forma results are not presented, as they are not material to our overall financial statements.

     Stock-based compensation was $0.4 million for each of the quarters ended September 30, 2002 and 2001. Stock-based compensation for the nine months ended September 30, 2002 was an expense of $0.9 million, compared to a benefit of $(9.9) million for the nine months ended September 30, 2001. The difference was primarily due to the voluntary resignation of certain former employees in the quarter ended June 30, 2001 resulting in a reversal of previously recognized stock compensation expense.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, our equity share in the net losses of MusicNet and gains and losses on our equity investments.

     For the quarter and nine months ended September 30, 2002, interest income declined from the comparable periods in 2001. The decreases were primarily due to lower effective interest rates and lower investment balances. Lower cash balances were primarily the result of cash used to repurchase our common stock.

     MusicNet is a venture formed with four media companies to create a platform for online music subscription services. MusicNet, which previously was a subsidiary, issued additional shares of capital stock in April and July 2001 thereby reducing our ownership interest to approximately 36.8%. We account for our interest in MusicNet using the equity method of accounting. As a result, we record in our statement of operations our equity share in MusicNet’s net income (loss) which was a loss of $1.6 million and $5.1 million for the quarter and nine months ended September 30, 2002, respectively. In July 2002, we and the other investors in MusicNet contributed additional capital to MusicNet to funds its business. We received a convertible note, convertible into additional shares of MusicNet capital stock, in exchange for our additional investment. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will require additional funding to support the development of its business model. Based on the nature and terms of the convertible note, in the quarter ended September 30, 2002, for purposes of calculating our equity in net loss of MusicNet, the convertible note was treated on an “as if” converted basis. As a result, for the quarter ended September 30, 2002, the loss of $1.6 million recorded by us represents 36.8% of MusicNet’s quarterly loss. As of September 30, 2002, our ownership interest in MusicNet was approximately 28.6% and the carrying value for our investment was $6.4 million. In the quarter and nine months ended September 30, 2002, we recognized approximately $315,000 and $1.1 million, respectively, of revenue related to agreements with MusicNet and were reimbursed $0 and $124,000 for the quarter and nine months ended September 30, 2002, respectively, for certain administrative services provided to MusicNet on a transitional basis which has been accounted for as a reduction of related expenses.

     We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent that the quoted market price is less than its accounting basis. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. During 2001, certain of these investments were written down to fair value based upon our analysis that the declines in fair value were other-than-temporary resulting in impairment charges of $2.5 million and $25.3 million for the quarter and nine months ended September 30, 2001, respectively. Based upon an evaluation of the facts and circumstances during the quarter and nine months ended September 30, 2002, we determined that other-than-temporary declines in fair value had occurred for two of our privately held investments. As a result, impairment charges of $4.4 million were recorded in the quarter ended September 30, 2002 to reflect changes in the fair value of these investments in the results of operations. Additionally, during the quarter ended June 30, 2002, we determined that other-than-temporary declines in fair value had occurred for three of our publicly traded investments. Impairment charges for other-than-temporary declines in the fair value of investments for the nine months ended September 30, 2002 were $5.1 million.

     As of September 30, 2002, we owned marketable equity securities of a Japanese company, representing approximately 14% of the outstanding shares which are accounted for as available-for-sale securities. The market value of these shares has increased from the original cost, resulting in a carrying value at September 30, 2002 of $17.3 million. The increase over our cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income (loss). During the nine months ended September 30, 2002, we sold a portion of our holdings recognizing a gain of $2.4 million which was reclassified from accumulated other comprehensive income to other income (expense), net. Excluding the effect of this sale, the fair value of our investment declined by $54.6 million during the nine months ended September 30, 2002. The market for this investee’s shares is relatively limited, the share price is volatile and our investment is strategic in nature. Accordingly, there can be no assurance that a gain can be realized through the disposition of these shares.

INCOME TAXES

     During the quarter and nine months ended September 30, 2002, we recognized income tax expense of $6.0 million related to increasing our valuation allowance for net deferred tax assets. In addition, we did not recognize a deferred tax benefit for losses incurred during the nine months ended September 30, 2002.

     We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. Because of unfavorable economic conditions and uncertainty, significant net losses, and significant declines in the value of our investments, we determined that it was appropriate to increase our valuation allowance for net deferred tax assets which resulted in a charge for deferred income tax expense.

     For the quarter and nine months ended September 30, 2001, we recorded an income tax benefit due primarily to the future tax benefit to be received on the loss on excess office facilities when the losses become deductible for income tax purposes. During the same periods, we also recorded impairment losses for other-than-temporary declines in fair value of investments. We did not record a related income tax benefit for these losses, which can only be utilized to offset future capital gains, as we did not have any significant sources of capital gain income as of September 30, 2001.

NEW ACCOUNTING POLICIES

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

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which is effective for fiscal years beginning after December 31, 2002, with early application encouraged. SFAS 146 supercedes Emerging Issues Task Force Issue No. 94-3, “Liabilities Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We do not expect the adoption of SFAS 146 to have a material effect on our consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $0.8 million for the nine months ended September 30, 2002 and $9.1 million for the nine months ended September 30, 2001. Net cash provided by operating activities for the nine months ended September 30, 2002 was the result of significant non-cash components comprising our net loss, primarily an increase in accrued loss on excess office facilities of $14.7 million, non-cash depreciation expense of $8.7 million, equity in net losses of equity method investments of $5.4 million and impairment of equity investments of $5.1 million. Net cash provided by operating activities for the nine months ended September 30, 2001 was the result of significant non-cash components comprising our net loss, primarily non-cash depreciation expense of $9.0 million, $25.3 million for impairment of investments, $20.0 million from the loss on excess office facilities and non-cash charges of $28.2 million for goodwill amortization, acquisition charges, and stock-based compensation.

     Net cash used in investing activities was $5.0 million for the nine months ended September 30, 2002. This was primarily the result of purchases of equipment and leasehold improvements and cash used for acquisitions. Net cash used in investing activities was $45.6 million for the nine months ended September 30, 2001. This was primarily the result of the net purchase of short-term investments of approximately $14.3 million, purchase of long-term equity investments and purchases of equipment and leasehold improvements.

     Net cash used in financing activities was $14.4 million for the nine months ended September 30, 2002. This was primarily due to our repurchase of approximately $21.3 million of our common stock, partially offset by proceeds from exercises of employee stock options. Net cash provided by financing activities was $6.1 million for the nine months ended September 30, 2001. This was due to net proceeds from the exercise of stock options.

     In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. During the nine months ended September 30, 2002, we repurchased approximately 4.3 million shares at an average cost of $4.77 per share.

     At September 30, 2002, we had $341.9 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments were substantially the same as those at December 31, 2001, including office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

To address the risks and uncertainties faced by our business, we must meet many challenges including:

- establishing and maintaining broad market acceptance of our products and services and converting that acceptance into direct and indirect sources of revenues;

- establishing and maintaining our brand name;

- timely and successfully developing new products, product features and services and increasing the functionality and features of existing products and services;

- developing subscription services products that result in high degrees of consumer satisfaction and high levels of consumer usage;

- successfully responding to competition from Microsoft and others, including competition from emerging technologies and solutions; and

- developing and maintaining strategic relationships to enhance the distribution, features and utility of our products and services.

     Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

WE HAVE A HISTORY OF LOSSES

     We have incurred significant losses since our inception. As of September 30, 2002, we had an accumulated deficit of approximately $255.6 million. We had a net loss for the quarter and nine months ended September 30, 2002, and for the years ended December 31, 2001 and 2000, and we may not generate sufficient revenues to be profitable on a quarterly or annual basis in the future. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to be profitable in the future.

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

REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS DO NOT IMPROVE

     In recent periods, general adverse economic conditions have caused many customers and prospective customers of our media delivery system software to experience financial difficulties. As a result, some of these companies have ceased or consolidated operations, some are continuing to experience financial difficulty, sales cycles for many of our customers and potential customers have become longer and less predictable than in the past and, in some cases, certain customers have adopted the media delivery products of our primary competitor because it bundles its competing media delivery products with its operating system. In particular, customers and potential customers in the systems software and telecommunication industries have become increasingly cautious in their buying decisions due to the difficult macroeconomic conditions in those industries. The macroeconomic environment has also impacted sales to, and the rate of adoption of our systems software products by, customers in the corporate enterprise, broadcast hosting and non-PC device manufacturer market segments. No assurance can be given when, or if, customers in these markets, particularly telecommunications customers, will increase capital spending levels. In the event that a substantial number of our current or potential customers experience financial difficulties in the future, the rate of adoption of our products may be slowed, our ability to increase or maintain sales to such customers will be adversely affected and our ability to generate revenues from these companies will also be adversely impacted. Further, if U.S. or global economic conditions worsen, our business, operating results, and financial condition could be harmed. Our revenues are dependent on the health of the economy and the growth of our customers.

     Our consumer subscription services are a new business model for us and we believe these services represent a discretionary spending item for consumers. Accordingly, the development of these services could be negatively impacted by a general decline in consumer spending levels or other changes in consumer habits caused by macroeconomic conditions, which would harm our business and our business prospects.

OUR RESTRUCTURING EFFORTS MAY NOT BE EFFECTIVE

     In July 2001 and August 2002, we took steps to better align our resources with the levels required to operate efficiently in the prevailing market. Through these steps, we reduced our headcount and are attempting to sublease certain of our excess facility capacity. While we believe that these steps will help us achieve greater operating efficiency, we have no prior history with such measures and cannot predict whether they will be effective. These measures could adversely impact the employees that we wish to retain, our customers and/or our vendors, which could harm our ability to operate as intended and which would harm our business.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR RECENTLY ANNOUNCED HELIX INITIATIVE

     We recently announced the introduction of Helix, a combination of technology and a new licensing model designed to create an open, comprehensive platform and community to enable the creation of digital media products and applications for multiple formats, operating systems and devices. Under the new licensing model, Helix community members can access, use and modify certain RealNetworks source code. This enables a large group of developers to extend the Helix technology to other platforms, fix software bugs and create their own applications using the Helix platform. In addition, we recently announced the introduction of the Helix Universal Server, our server product built on the Helix Platform that supports every major digital media format.

     Because these initiatives and products were introduced so recently, there are a number of risks associated with them, including risks associated with open source and community source technology licensing, development and business models and the risks typically associated with the introduction of new products and technologies. We do not exercise control over many aspects of the development of the open source technology that comprises our Helix initiative and, accordingly, there can be no assurance that the industry will adopt the Helix Platform or the Helix Community, or that third parties will develop and introduce technologies or products based on them. Further, there can be no assurance that new or existing customers will license the Helix Universal Server. While we have invested substantial resources in the development of these initiatives and products, there can be no assurance that they will be accepted by the market, that we will derive substantial revenue from such initiatives and products or that the introduction of Helix and the Helix Universal Server will not adversely affect our sales.

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

     Microsoft distributes its competing streaming media server, player and tools products by bundling them with its Windows operating systems and NT servers. Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services. Microsoft’s practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution and bundling contracts for its media delivery technologies and products with third parties such as ISPs, content delivery networks, online service providers, content providers, entertainment companies, media companies, broadcasters, VARs and OEMs, including third parties with whom we have relationships. Microsoft has also invested significant sums of money in, has provided substantial financial incentives to, or offered or conditioned placement on or through the Windows operating system, the Internet Explorer Web browser and Microsoft’s MSN service to certain of our current and potential customers and content suppliers, and we expect this trend to continue, which may cause those customers to stop using or reduce their use of our products and services and which may cause those content suppliers to withhold desirable media content from us or end users of our products and services. Such arrangements, together with Microsoft’s aggressive marketing of its Windows operating systems, server products and digital media products, may reduce our share of the streaming media and digital distribution market.

     Microsoft’s Windows Media Player competes with our media player products. Certain versions of the Windows Media Player are available for download from Microsoft’s Web site for free, and the Windows Media Player is integrated into Microsoft’s recently introduced Windows XP operating system and the Windows 98, Windows 2000 and Windows ME operating systems, the Internet Explorer Web browser, and Microsoft’s MSN service. Windows XP, a significant focus of which is media delivery, gives very prominent and persistent placement to Microsoft’s Windows Media Player, Windows Media Guide, music services, and other media delivery services in the operating system and on the end user’s desktop. In some cases, the Windows Media Player may override default playback settings set by end users or by us. New versions of Internet Explorer and MSN Explorer also prominently feature and promote Windows Media. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating systems and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player, and attract more content providers to use Microsoft’s technology, in the future than it has in the past and may be able to attract more users to its streaming or digital media products. In addition, Microsoft does not allow our products to take full advantage of the features and functionality of Windows XP that it makes available to the Windows Media Player. In light of Microsoft’s efforts and dominant position in operating systems, our market position may be difficult to sustain.

     Microsoft’s Windows Media Player also competes with our RealJukebox products and with the personal music management features of the RealOne Player. Microsoft has also invested in other digital distribution technologies that compete with RealJukebox and with the RealOne Player. The Windows Media Player supports the Windows Media format, but not RealNetworks’ media formats. Microsoft also licenses Windows Media Technologies, a platform for authoring, delivering and playing digital media intended to compete with our system software products, and supports and promotes other third party products competitive to our products. In addition, Microsoft provides servers that support Windows Media Technologies at no additional cost to customers who purchase its Windows servers, whereas we offer most versions of our competitive servers for sale. In some cases, Microsoft conditions use of the Windows Media Digital Rights Management and security technologies supported by Windows XP to support for Windows Media formats and use of Windows Media Player and servers. We compete with Microsoft in the market for digital rights management technologies. We expect Microsoft and other competitors to devote significantly greater resources to product development in the music management and digital media categories in the future.

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

     In addition to Microsoft, we face competition from other companies that develop and market streaming media products. For example, Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and licenses for free source code to the server under the conditions of Apple’s end user license agreement. Apple also offers competitive music management software and hardware. Apple has recently begun to devote significant resources to developing and marketing digital media products and we expect they will continue to do so to enable them to compete vigorously with us in the marketplace. Apple has also enlisted the open source code development community to assist its development of competitive products. Companies such as AOL Time Warner and Yahoo! and many smaller competitors also offer various products that compete with our player products and content subscription services. In connection with the deployment of our RealSystem software in AOL’s Internet service, we also licensed our RealPlayer technology to AOL for use with its own Internet service media player application. Such licensing may impact the number of end users of our player products if AOL users only use AOL applications. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage. If our player products and formats do not continue to achieve a high level of consumer adoption and usage, our revenues and business could be harmed.

OUR SUBSCRIPTION SERVICES MAY NOT BE SUCCESSFUL

     In August 2000, we introduced our RealPlayer GoldPass subscription service, which provided customers access to a combination of premium software, services and content in exchange for a monthly fee. In December 2001, we launched our RealOne subscription service, which incorporates features of our RealPlayer and RealJukebox products together in a new version of our player products, the RealOne Player. Members of RealOne also have access to premium subscription content and are able to take advantage of certain enhanced features of the RealOne Player. These subscription services are a relatively new business model for delivering media over the Internet and represent a new business model for us. It is too early to predict whether consumers will accept our subscription services, whether the gross margins resulting from our subscription services will be consistent with our historical gross margins or whether the service will otherwise be financially viable. To date, gross margins associated with our subscription services are significantly lower than gross margins in our business historically, and we expect this trend will continue to negatively impact our overall gross margins. Our subscription services compete with both traditional and online entertainment service providers although, to date, we have not faced significant direct competition with our subscription service offerings. We anticipate increasing competition for online subscription service revenues from a wide range of companies, including AOL Time Warner, Microsoft and Yahoo!. Many of these providers have significantly more resources, including access to content, and experience in providing subscription or similar services to customers.

     We must continue to obtain premium digital content in order to maintain and increase subscriptions and subscription service revenues and overall customer satisfaction. It is too early to predict whether our subscription business will require highly popular content to increase or maintain subscriptions, and whether we will be able to obtain such content on a consistent basis, or on commercially acceptable terms. To date, a limited amount of premium digital content has been made available for delivery over the Internet that can only be accessed through a for-pay service and not for free. If we are unable to obtain premium digital content on commercially reasonable terms, or at all, or if we do not successfully market our subscription services to our end users, our business could be harmed. In addition, the slower than anticipated adoption of broadband may impact the desirability of our services as users encounter low-quality content over slower connections.

IF WE DO NOT CONTINUE TO ADD SUBSCRIBERS TO OUR SUBSCRIPTION SERVICES OR IF WE EXPERIENCE EXCESSIVE RATES OF SUBSCRIBER CHURN, OUR REVENUES AND BUSINESS WILL BE HARMED.

     Our subscription services have become an increasingly important source of our total revenues. The growth in subscribers represents a major growth opportunity for us and also creates substantial risks. In order to increase our subscriber numbers and subscription revenues, we must continue to add new subscribers each quarter while minimizing the rate of loss of existing subscribers. If our marketing and promotional activities fail to add significant numbers of new subscribers or if too many of our subscribers cancel their membership, because they are dissatisfied with the service or otherwise, our revenues and business will suffer. In addition, if the costs of such marketing and promotional activities increase as we continue to add new subscribers, our margins and operating results will suffer.

     Many of our subscribers are subscribers to our standalone premium subscription service products, some of which are seasonal in nature, such as our Major League Baseball and NASCAR offerings. We have limited experience with these types of offerings and cannot predict how the seasonal nature of these offerings will impact our subscriber growth rates or future subscriber retention levels. No assurance can be given that these stand-alone subscribers will remain subscribers to our subscription services at the end of any season or that they will renew their subscriptions for following seasons. In addition, no assurance can be given that the gross margins associated with these offerings will be consistent with our historical gross margins or our gross margins for our other subscription products, such as SuperPass.

OUR ONLINE MUSIC SERVICES INITIATIVES MAY NOT BE SUCCESSFUL

     In 2001, we announced the formation of a joint venture called MusicNet with four leading media companies to create a technology platform for online music subscription services. We also entered into an agreement with MusicNet to license the MusicNet platform and service for sale to our own customers. In December 2001, we began offering the RealOne Music subscription service, a for-pay, limited usage music subscription service based on the MusicNet platform. The business models, technologies and market for online music subscription services are new and unproven. Consumers may not accept certain features of our current RealOne Music subscription offering, including the inability to copy or “burn” RealOne Music content onto CD’s, the expiration of a subscriber’s rights to access RealOne Music content at the end of each month of the subscription, and the availability of a limited selection of content from certain major record labels. To date, consumer adoption and usage of our RealOne Music offering has not been significant. If RealOne Music is unable to improve the features of its music service offering, it may not achieve market acceptance and our financial results and business prospects could be harmed. In addition, we record in our statement of operations our equity share in MusicNet’s net income (loss) which was a loss of $1.6 million and a loss of $5.1 million for the quarter and nine months ended September 30, 2002, respectively. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will need additional funding to support the development of its business model. No assurance can be made that MusicNet will ever contribute net income to our statement of operations or that losses recorded from MusicNet will not increase in the future.

     Our music subscription services will face competition from traditional offline music distribution competitors and from other new online music services, including pressplay, a joint venture formed between two leading media companies that are not participants in MusicNet, the Rhapsody music service recently launched by Listen.com, and other online efforts of the leading media companies, including the recent announcements by Universal Music Group and Sony Music Entertainment of their intentions to begin making downloads from their catalogs available for purchase online at reduced prices without restrictions on CD-burning or portability. RealOne Music also faces significant competition from “free” peer-to-peer services, like KaZaA and Morpheus, that allow consumers to directly access an expansive array of free content without securing licenses from content providers. Competing services, like pressplay and Rhapsody, may be able to obtain more or better music content or may be able to license such content on more favorable terms than MusicNet, which could harm the ability of MusicNet and our music subscription services to compete effectively in the marketplace. MusicNet also is a licensee of our technology and has used our digital music architecture to build its technology platform. If MusicNet is not successful and other online music subscription services do not license our technology, our business and business prospects could be harmed.

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

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN OTHER PARTS OF OUR BUSINESS

     Media Hosting. Our media hosting service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting and broadcast services. These companies include Akamai, Digital Island, Yahoo! Broadcast Services and other emerging broadcast networks. Some of these competitors have cost or other advantages over our services and offer other services that the Real Broadcast Network does not offer, such as creating corporate intranet portals or hosting in media formats not supported by the Real Broadcast Network. We may not establish or sustain our competitive position in this market segment. In recent periods, many of the customers of the Real Broadcast Network have either gone out of business or reduced their usage of our media hosting services. Some of our media hosting competitors are also customers on whom we rely to help drive product download traffic to our Web sites through their broadcast events. We also sell servers and tools to companies that compete with the Real Broadcast Network. If our relationship with these companies becomes more competitive, such companies may reduce their level of usage and purchases of our products or services.

     Web Site Destinations, Content and Advertising. Our Web sites and the Real.com Network compete for user traffic and Internet advertising revenues with a wide variety of Web sites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft’s Windows Media Guide, compete with us.

     We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. Internet advertising revenues across the industry have decreased substantially since the second half of 2000 and our advertising revenues have substantially declined since that time. We cannot predict when, or if, advertising revenues will stabilize and it is unlikely that they will return to previous levels. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, our business could be harmed. Our business could also be harmed if we lose Web site traffic or if the usage of our player products fails to produce a sufficient amount of advertising inventory.

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

     RealJukebox and the RealOne Player also face competition from the emergence of widespread peer-to-peer file sharing services and programs such as KaZaA and Morpheus, and a variety of other similar services that have arisen since certain services of Napster were shut down by court order. Such services allow consumers to directly access an expansive array of content without relying on content providers to make the content available for streaming or digital download, and without relying on products such as our RealJukebox or our RealOne Player to be able to play, record and store such content. Our inability to achieve widespread acceptance for our digital music architecture or our player products or to create new revenue streams from the new market segments, including digital music content, could harm the prospects for our business.

     We must also provide digital rights management solutions and other security mechanisms in order to address concerns of content providers, and we cannot be certain that we can develop, license or acquire such solutions, or that content licensors or consumers will accept them. In addition, consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. In connection with the continued development of our products, particularly with respect to the adaptation of our products on non-PC devices, we may need to license other digital rights management solutions to support our products. No assurance can be given that such solutions will be available to us at reasonable rates, upon reasonable terms, or at all, which could harm the development of our products and our business.

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

WE RELY ON CONTENT PROVIDED BY THIRD PARTIES TO INCREASE MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES

     If third parties do not develop or offer compelling content to be delivered over the Internet, or grant necessary licenses to us or our customers to distribute or perform such content, our business will be harmed and our products and services may not achieve or sustain broad market acceptance. We rely on third-party content providers, such as radio and television stations, record labels, media companies, Web sites and other companies, to develop and offer content in our formats that can be delivered using our server products and played back using our player products. We also rely entirely on third-party content for the programming and content offerings that comprise our RealOne and stand-alone subscription services. In some cases, we pay substantial fees to obtain content for these services. In order to provide a compelling subscription service, we must be able to offer unique and in some cases exclusive content and programming to our customers. We face competition in the market for subscription content services from companies such as AOL Time Warner, Microsoft and Yahoo!, who may have greater access to content or the ability to pay substantially higher fees to content providers. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats, nor can we guarantee that we will be able to secure licenses to their content at all or at commercially reasonable rates, to encourage and sustain broad market acceptance of our products and services. The failure to do so would harm our business and our business prospects.

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

WE MAY NOT SUCCESSFULLY DEVELOP NEW PRODUCTS AND SERVICES

     Our growth depends on our ability to continue to develop leading edge media delivery and digital distribution products and services. Our business and operating results would be harmed if we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenues or gross profits to offset our development and operating costs. We may not timely and successfully identify, develop and market new product and service opportunities. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability. Competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments. If we are unable to be a technological leader in our market our business is likely to be harmed. In addition, with the recent introduction of our Helix initiative, we no longer exercise control over many aspects of the development of the open source technology that comprises our Helix initiative and accordingly, there can be no assurance that the industry will adopt the Helix Platform or the Helix Community, or that third parties will develop and introduce technologies or products based on them.

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

     RealJukebox and the RealOne Player support or will support a variety of audio formats, including RealAudio, MP3, Liquid Audio, Windows Media Audio, Apple QuickTime, MPEG-4 and IBM’s EMMS. Support for some formats, including Windows Media Audio and Apple QuickTime, requires the user to have additional third party software installed. However, technical formats and consumer preferences evolve very rapidly, and we may be unable to adequately address consumer preferences or fulfill the market demand to the extent it exists. We may be unable to license technologies, like codecs, that obtain widespread consumer and developer use which would harm consumer and developer acceptance of our products and services. In addition, our codecs and formats may not continue to be in demand or desirable as other third party codecs and formats become more readily available.

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

OUR FAILURE TO ATTRACT, TRAIN OR RETAIN HIGHLY QUALIFIED PERSONNEL COULD HARM OUR BUSINESS

     Our success also depends on our ability to attract, train or retain qualified personnel in all areas, especially those with management and product development skills. In particular, we must hire additional experienced management personnel to help us continue to grow and manage our business, and skilled software engineers to further our research and development efforts. At times, we have experienced difficulties in hiring personnel with the proper training or experience, particularly in technical and media areas. Competition for qualified personnel is intense, particularly in high-technology centers such as the Pacific Northwest, where our corporate headquarters are located. If we do not succeed in attracting new personnel or in retaining and motivating our current personnel, our business could be harmed.

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

- use of cash resources;

- the incurrence of debt and contingent liabilities;

- large write-offs and difficulties in assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset; and

- amortization expenses related to other intangible assets.

     Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:

- difficulties in assimilating the operations, products, technology, information systems or personnel of the acquired company;

- diversion of management’s attention from other business concerns and the potential disruption of our ongoing business;

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

- subsequent loss of key employees of the acquired company.

WE MAY NOT BE SUCCESSFUL IN MAKING STRATEGIC INVESTMENTS

     We have made, and in the future we may continue to make, strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investments. We may not be able to identify suitable investment candidates, and, even if we do, we may not be able to make those investments on acceptable terms, or at all. In addition, even if we make investments, we may not gain strategic benefits from those investments.

THE GROWTH OF OUR BUSINESS DEPENDS ON THE INCREASED USE OF THE INTERNET FOR COMMUNICATIONS, ELECTRONIC COMMERCE AND ADVERTISING

     The growth of our business depends on the continued growth of the Internet as a medium for media consumption, communications, electronic commerce and advertising. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium. We believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service and necessary increases in bandwidth availability, remain largely unresolved and may affect the amount and type of business that is conducted over the Internet, and may impact our ability to sell our products and services and ultimately impact our business results and prospects.

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

RATE OF ADOPTION OF BROADBAND TECHNOLOGIES POSES RISKS TO OUR BUSINESS

     We believe that increased Internet use and especially the increased use of media over the Internet may depend on the availability of greater bandwidth or data transmission speeds (also known as broadband transmission). If broadband technologies do not become widely available or widely adopted, our products and services, particularly our subscription services, may not achieve broad market acceptance and our business and prospects could be harmed. To date, we believe that broadband technologies have been adopted at a slower rate than expected, which we believe has slowed the level of use of media over the Internet and may harm our business if the rate of adoption does not increase.

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

- the development by our current competitors, particularly Microsoft and AOL Time Warner, of relationships with, or ownership interests in, companies that have significant access to or control over the broadband transmission infrastructure or content; and

- the need to establish new relationships with non-PC based providers of broadband access, such as providers of television set-top boxes and cable television, some of which may compete with us.

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

     We do not believe that clear standards have emerged with respect to non-PC wireless and cable-based systems, though participants in those industries generally express support for the evolution of industry-wide standards which our technology may or may not support, and which may disfavor proprietary solutions. Likewise, no single company has yet gained a dominant position in the mobile device market. However, certain third party products and services in these markets support our technology, and certain support our competitors’ technology, especially that of Microsoft, which can use its monopoly position in the operating system business and other financial resources to gain access to these markets, potentially to our exclusion. Other companies’ products and services, including industry-standard technologies like MPEG-4 and 3GPP, or new standards may emerge or become dominant in any of these areas, and differing standards may emerge among different global markets, which could reduce demand for our technology and products or render them obsolete.

     We have also recently announced our Helix initiative, which is aimed, in part, at stimulating development of Internet media technology on non-PC devices. If the open-source features of Helix do not successfully stimulate development of technology on non-PC devices using our platform, our business and prospects could be harmed.

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

- increase the amount and availability of compelling media content on the Internet to help boost demand for our products and services, including our RealOne subscription service;

- acquire desirable or necessary technology components and intellectual property rights;

- establish and maintain our brands;

- expand the range of commercial activities based on our technology;

- expand the distribution of our streaming media content without a degradation in fidelity; and

- increase the performance and utility of our products and services.

     We would be unable to accomplish many of these goals without the assistance of third parties. For example, we may become more reliant on strategic partners to provide multimedia content and technology, to provide alternative distribution channels, to provide more secure and easy-to-use electronic commerce solutions and to build out the necessary infrastructure for media delivery. We may not be successful in forming or managing strategic relationships and, in particular, we may meet resistance in forging such relationships if our potential strategic partners desire to minimize their dependency on any one technology provider.

OUR BUSINESS WILL SUFFER IF OUR SYSTEMS FAIL OR BECOME UNAVAILABLE

     A reduction in the performance, reliability or availability of our Web sites and network infrastructure may harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our revenues depend in large part on the number of users that download our products from our Web sites, access the content services on our Web sites and use our subscription services. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications, and our systems could be subject to greater vulnerability in periods of high employee turnover, such as after our recent staff reduction. A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures.

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

OUR NETWORK IS SUBJECT TO SECURITY RISKS THAT COULD HARM OUR BUSINESS AND REPUTATION AND EXPOSE US TO LITIGATION OR LIABILITY

     Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely, and costs associated with preventing or eliminating any problems, could harm our business. Online transmissions are subject to a number of security risks, including:

- our own or licensed encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or intellectual property;

- we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our Web sites or use of our products and services; and

- someone could circumvent our security measures and misappropriate our, our partners’ or our customers’ proprietary information or content or interrupt operations.

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

OUR INTERNATIONAL OPERATIONS INVOLVE OPERATIONAL AND FINANCIAL RISKS

     We operate subsidiaries in ten foreign countries, and market and sell products in a number of other countries. We have also entered into joint ventures internationally. For the quarter ended September 30, 2002, approximately 25% of our revenues were derived from international operations.

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

     As of September 30, 2002, we had 44 registered U.S. trademarks or service marks, and had applications pending for several more U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealOne, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

     As of September 30, 2002, we had 19 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We intend to increase our investment in filing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties.

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

     From time to time we receive claims and inquiries from third parties alleging that our internally developed technology or technology we license from third parties may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We are now investigating a number of such pending claims. In July 2002, a lawsuit was filed against the Company in federal court in Boston, alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed a counterclaim against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as its reasonable attorneys fees and costs. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and harm our business.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

     Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

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

- increase our cost of doing business;

- expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our Web sites or distributed or accessed through our products or services, with our provision of products and services, and with the features or performance of our products and Web sites;

- lead to increased product development costs or otherwise harm our business; and/or

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

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 36.8% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; SHAREHOLDERS MAY BE UNABLE TO EXERCISE CONTROL

     As of September 30, 2002, our executive officers, directors and affiliated persons beneficially owned approximately 36.8% of our common stock. Robert Glaser, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 33.6% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended September 30, 2002, the price of our common stock ranged from $3.32 to $9.28 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

     In October 1998, the Internet Tax Freedom Act (ITFA) was signed into law. Among other things, the ITFA imposed a three-year moratorium on discriminatory taxes on electronic commerce which expired October 20, 2001. In November 2001, the moratorium was extended another three years until November 2004. Nonetheless, foreign countries or, following the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdictions. Specifically, the European Union will begin to subject many Internet products, including ours, to value added taxes beginning in mid-2003. Our business would be harmed if one or more states or any foreign country were able to require us to collect sales or other taxes from current or past sales of products, licenses of technology or provision of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and may have to pay such taxes out of our own funds.

WE DONATE A PORTION OF NET INCOME TO CHARITY

     In periods where we achieve profitability (excluding the effects of goodwill and other acquisition charges), we intend to donate 5% of our annual pre-tax net income to charitable organizations, which will reduce our net income for those periods. The non-profit RealNetworks Foundation manages our charitable giving efforts. We have contributed over $2.5 million to the RealNetworks Foundation over the past several years.

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

- future sales and marketing efforts;

- future capital needs and capital expenditures;

- the effect of past and future acquisitions;

- future charges for impairment of long-lived assets and goodwill;

- future prepayment requirements in our customers’ contracts and the associated effect on deferred revenues;

- future rates of growth of our costs of service revenues and future reductions in gross margins;

- the impact of our interest in MusicNet on our operating results;

- whether we will pay federal income taxes in the near future;

- potential effects of interest rates on our operating results;

- the future effectiveness of our intellectual property rights; and

- the impact of current litigation in which we are involved.

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

     Investment Risk. As of September 30, 2002, we had investments in voting capital stock of both public and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Equity price fluctuations of plus or minus 10% of prices at September 30, 2002 would have had an approximate $1.8 million impact on the value of our investments in publicly traded companies at September 30, 2002, related primarily to our investment in a publicly traded Japanese company.

     Foreign Currency Risk. The Company conducts business internationally in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates.

     The Company’s exposures to foreign exchange rate fluctuations arise in part from: (1) translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation, (2) the re-measurement of non-functional currency assets, liabilities and intercompany balances into US dollars for financial reporting purposes, and (3) non-US dollar denominated sales to foreign customers.

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

     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters and nine months ended September 30, 2002 and 2001.

     At September 30, 2002, we had the following foreign currency contracts outstanding (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay US$/receive GBP)	(GBP)500	$760	$17
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN)276,125	$2,332	$74

     All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     From time to time RealNetworks is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company currently has a number of such claims threatened against it relating to intellectual property infringement or employment, though it believes these claims are without merit. In July 2002, a lawsuit was filed against the Company in federal court in Boston, alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages arising from the alleged infringement. The Company has filed a counterclaim against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as its reasonable attorneys fees and costs. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the plaintiff’s allegations in this action are without merit and intends to vigorously defend itself against these claims. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits Required by Item 601 of Regulation S-K:

Exhibit Number	Description

10.1	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated

10.2	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated

10.3	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan

99.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Brian V. Turner, Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

             None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.

REALNETWORKS, INC.

By	/s/ Brian V. Turner

Brian V. Turner Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Robert Glaser, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RealNetworks, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Robert Glaser Robert Glaser Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Brian V. Turner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RealNetworks, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Brian V. Turner Brian V. Turner Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated

10.2	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated

10.3	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan

99.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Brian V. Turner, Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002