Form 10-K
period 2002-12-31
REALNETWORKS INC
filed 2003-03-28
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002
Commission File Number 0-23137

RealNetworks, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Washington	91-1628146
(State of incorporation)	(I.R.S. Employer Identification Number)

2601 Elliott Avenue, Suite 1000 Seattle, Washington (Address of principal executive offices)	98121 (Zip Code)

(Registrant’s telephone number, including area code)

(206) 674-2700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Common Stock, Par Value $0.001 per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $357,339,374 on June 28, 2002, based on the closing price of the Common Stock on that date, as reported on the Nasdaq National Market.(1)

      The number of shares of the registrant’s Common Stock outstanding as of March 20, 2003 was 157,782,779.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement relating to the registrant’s 2003 Annual Meeting of Shareholders to be held on or about May 20, 2003 are incorporated by reference into Part III of this Report.

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

Item 1.     Business

Overview

      RealNetworks, Inc. is a leading global provider of network-delivered digital media services and the technology that enables digital media creation, distribution and consumption. Our company is at the center of the intersection between technology and digital content.

      Our strategy is to drive the creation of a market for subscription-based digital audio and video content online, and we are positioned to benefit from this market in three primary ways: (1) as an electronic retailer of digital content to consumers; (2) as a business-to-business services provider to third parties who wish to distribute their content to consumers over digital networks; and (3) as a supplier of the underlying technology used by content owners and network operators to create and distribute digital content. We have helped to create a large ecosystem of consumers, network operators and content owners who use our products and services to create, send and receive both free and paid content. We believe that we can leverage this ecosystem to successfully compete in the market for digital content and related technology.

      Consumers use our RealOne Player to play, create and manage their digital media, rip and burn CDs, tune in to Internet radio and play streaming and on-demand audio and video. Since our inception, there have been more than 300 million unique registered users worldwide of our RealOne Player and its predecessor, the RealPlayer. RealOne Player users can subscribe to one of our RealOne subscription services, which offer subscribers a package of premium software and services and access to premium content. We offer a variety of subscription service offerings to consumers under our RealOne brand, including RealOne SuperPass, which provides consumers access to online sports, news, music and entertainment programming from brand-name media companies, and RealOne RadioPass, a subscription radio service. In addition, a subscription to one of our RealOne services includes a premium version of our RealOne Player software, offering playback of over 50 media types, advanced CD burning and other features designed to enhance the user experience for digital media. RealOne Player users can also subscribe to one of the subscription products we offer that feature the content of our content partners, including CNN, Major League Baseball Advanced Media and NASCAR.com. At December 31, 2002, our subscription offerings had over 900,000 paying subscribers. We believe this represents one of the largest paid media subscription businesses on the Internet.

      Our ecosystem also includes content owners and network operators who use our products to create and distribute free and paid digital content, as well as other technology companies who license our technology in order to integrate digital media into their products. The technology platform that we use for our products and that we license to other companies is called Helix. The Helix platform is capable of delivering digital media in any major media format over any Internet protocol-enabled network to any media-enabled device. Helix supports all of the major server and device operating systems, and it enables content providers to deliver high quality digital audio and video content to consumers with high levels of scalability, reliability and flexibility. We have made the core Helix technology available in source code to a community of developers — the “Helix Community” — to help increase the speed, creativity and innovation in development on our platform. More than 10,000 people have registered to join the Helix Community. At the same time, we have also entered into agreements with leading manufacturers of chips, servers, personal computers, and wireless and personal music devices, as well as other consumer electronic devices, to incorporate our streaming and downloadable media technology in their products. We believe that this will enable even more rapid adoption of Helix technologies.

      The size of our worldwide user base provides us with an ability to pool consumer demand on a very large scale. Accordingly, we have developed a variety of products and services to connect content providers, broadcasters and advertisers with that user base, including our RealOne subscription services. Our strategy is to continue to leverage our Internet media technology and our worldwide user base to create industry-leading products, services and businesses at the intersection of digital technology and digital media.

Consumer Media Products and Services

      RealOne Player. The RealOne Player is the successor to our RealPlayer and RealJukebox products and enables consumers to play a wide variety of digital media, including streaming and downloaded content, CDs, MP3s and Internet radio stations, and currently supports over 50 media formats. The RealOne Player blends features of our RealPlayer and RealJukebox products together in a single player product that includes a media and Internet browser, a content discovery window and a video-playback window. The RealOne Player enables users to listen to and view content from Web sites as well as acquire, record, store, organize and play their personal music collections from a PC. The RealOne Player includes functions such as play, stop, fast-forward, rewind, volume adjustment, customizable navigational tools and services for personalized access to multimedia content and TurboPlay, a new technology enabling near-instant playback of audio and video content for broadband PC users. Consumers can acquire music for playback from a number of different sources, including free promotional music downloads, purchased Internet music downloads and music purchased through links to online music retailers. Consumers can also record CDs onto their hard disks at high speeds using their choice of several recording formats. The RealOne Player supports playback for a wide variety of digital formats, including RealAudio, RealVideo, MP3, MPEG-4, Windows Media and QuickTime and enables users to make their music collection portable by transferring their music to portable digital playback devices and other portable storage solutions manufactured by our partners. Support for some formats may require the installation of third-party components. The RealOne Player also includes information services that provide access to CD information from an online music database, including track name, artist, album and genre and offers users digital music management capability, including a “Now Playing” list that provides a flexible means of creating audio and video playlists from content in the user’s media library or on the Internet.

      The RealOne Player is available to consumers as a free download from our Web site and also through bundling with third-party products. We also sell our premium RealOne Player Plus product in a number of countries, which contains additional features beyond those found in the free version, including theater mode for video, high-fidelity audio quality with a graphic equalizer, picture quality controls such as contrast, brightness and tint, and a higher MP3 encoding rate. We have developed localized versions of the RealOne Player product for use in seven foreign languages.

      In December 2002, we released the gold version of RealOne Player for Mac OS X. The RealOne Mobile Player, introduced in June 2001, enables consumers to access streaming or downloaded content via wireless LANs and next generation mobile networks.

      RealOne Subscription Services. In December 2001, we launched our RealOne subscription service platform and in March 2002, we introduced RealOne SuperPass, our core premium media subscription service that offers consumers a broad range of programming, including content provided by ABCNEWS.com, CNN, E! Networks, FOXSports.com, iFILM, MLB Advanced Media, NASCAR.com, NBA, SI.com, The Wall Street Journal Online and The Weather Channel. Members of our RealOne subscription services are able to take advantage of the enhanced features of the RealOne Player Plus. RealOne provides a single source for consumers to access popular news, sports, music and entertainment online, while allowing content providers the ability to offer exclusive access to content and to potentially profit from multiple revenue opportunities.

      We also offer other subscription-based products under our RealOne brand, including RealOne RadioPass, a radio-based subscription service and RealOne MusicPass, a service that offers high-quality, reliable downloads and streams of content from major and independent record labels. RealOne RadioPass subscribers receive access to over 50 ad-free, high bit-rate digital music stations in addition to 3,200 worldwide commercial stations. RealOne RadioPass is available as a stand-alone subscription product and we also make certain features of RadioPass available to subscribers to our RealOne SuperPass service. RealOne MusicPass is based on an online music distribution platform developed by MusicNet, Inc., a joint venture we formed in 2001 with several leading media companies to create a platform for online music subscription services. RealOne MusicPass also integrates with the RealOne Player to permit members to combine music from MusicNet with their existing collections, compile personalized playlists of downloaded or streaming tracks, listen to favorites and discover new music.

      We also offer a variety of subscription products that feature the content of our content partners, including offerings from CNN, Major League Baseball Advanced Media and NASCAR.com. These offerings are generally made available on a stand-alone basis or as an addition to a RealOne SuperPass subscription. In certain cases, these products or certain features of these products are included with a RealOne SuperPass subscription.

      Games; RealOne Arcade. RealOne Arcade is an all-in-one Internet game service, offering consumers the ability to find, acquire, manage and play PC-based games. The RealOne Arcade service is available for free download and makes a wide variety of games available for preview, free trials and purchase. In July 2002, we launched GamePass, a monthly subscription game offering for RealOne Arcade. GamePass subscribers receive a credit each month to acquire a game from the service. In addition, they receive discounts on other game purchases that they make through the service.

      Third Party Accessories. We make third party software products available for trial and for sale from the Accessories links on our Real.com Web site.

System Software Products and Services

      Helix Products. We make products for content creators, Web site owners and network operators to create, secure and distribute digital media content to PCs and non-PC devices. These products are marketed under the brand Helix.

      Helix Producer, RealAudio and RealVideo. Helix Producer is a multimedia creation and publishing tool that content owners use to convert audio and video content into our RealAudio and RealVideo formats. A basic version of the Helix Producer is available to content creators as a free download from our Web site. We also make an advanced or Plus version of the Helix Producer available for purchase from our Web site by professionals and consumers who require more sophisticated media creation features and capabilities.

      RealAudio and RealVideo use a variety of compression/decompression algorithms (or codecs) to translate time-based, data-intensive content such as audio, video or animation data into discrete data packets. The compression process enables the data to be streamed to a player even in narrowband bandwidths or congested network environments by reducing the amount of data to be streamed. In 2002, we introduced RealAudio Surround, which enables multi-channel surround sound and works with receivers already in consumers’ homes, and RealVideo 9, which offers a 30% improvement in quality over RealVideo 8.

      Helix DRM. Introduced in January 2003, Helix DRM is a set of products for the secure licensing, delivery and rights management of digital media. It is the successor to our RealSystem Media Commerce Suite digital rights management solution. Helix DRM is the first major digital rights management system to support both of the leading Internet media formats as well as standards-based formats like MP3 and MPEG-4. Helix DRM is designed to provide end-to-end security throughout the media’s product lifecycle, from packaging to distribution to enjoyment by the audience. It provides a choice of media delivery methods, including streaming, download, peer-to-peer distribution and physical media. Media Commerce Suite and

Helix DRM are used by content owners and distributors such as MovieLink, MusicNet and Sony Pictures Digital Entertainment.

      Helix Universal Server and Helix Universal Gateway. The Helix Universal Server allows broadcasters and content providers to broadcast live or on-demand audio, video and other multimedia programming to large numbers of simultaneous users. It supports all major Internet media formats which enables network operators, including ISPs, content delivery networks, mobile service providers and enterprises to consolidate their media delivery infrastructure with one system architecture. Features of the Helix Universal Server include an integrated content networking system designed to provide live and on-demand content reliability across distributed networks, the scalability to reach 10,000 simultaneous users on a single server, and server fail-over capabilities that automatically route client requests to back-up servers in the event of service failures or unplanned outages. We provide a specialized version of the server to the mobile industry to accommodate the media formats and network requirements of mobile networks and mobile devices.

      Helix Universal Gateway, the successor to RealSystem Proxy, is a middle-of-the-network technology, placed between an origin Helix Universal Server and our player products in order to increase the scalability, reliability and flexibility of specialized networks, such as enterprise and ISP networks, and minimize incoming bandwidth requirements through intelligent management of live and on-demand content requested by users in these networks. We license our server and gateway products based on units deployed, features and streaming capacity. We offer a variety of server product configurations to meet the varying needs and requirements of broadcasters and content providers.

      Helix Software Development Kits. RealNetworks makes software development kits (known as SDKs) available for free download and licensing to software developers. SDKs allow developers to create new software products that are compatible with and complementary to the RealOne Player and the Helix products. The Helix SDK, the architecture upon which the RealOne Player and the Helix Universal Server are built, describes programming interfaces and processes by which a developer may build applications for the Helix Platform (described below). The Helix Producer SDK similarly describes interfaces and processes, and includes object code, to enable developers to create applications that convert audio, video, events and image map data into RealNetworks file formats. The RealOne Digital Distribution SDK provides third-party device manufacturers an application programming interface to transfer music data from the RealOne Player music database to portable devices, such as MP3 players and removable storage peripherals.

      Helix Community and Helix Platform. In July 2002, we announced the creation of the Helix Community, a collaborative developer network that enables software developers and technology companies to license, enhance, and build products from the core source code of our producer, server and player products. This enables creation of products that support not only our RealAudio and RealVideo formats, but also standards-based formats such as MP3 and third party proprietary formats. The source code products made available via the Helix Community are called Helix DNA Products. The Helix DNA Producer, Helix DNA Server and Helix DNA Client together form the Helix Platform.

      Our Helix strategy is designed to address and leverage the needs and interests both of commercial products companies and of the “open source” community that has made products like Linux and Apache successful in the market. As part of this strategy, the Helix Community offers the source code of the Helix Platform under two source code licenses, the RealNetworks Community Source License (RCSL) and the RealNetworks Public Source License (RPSL). The RCSL is structured to ensure that products built under the RCSL remain compatible with the Helix interfaces while allowing Helix Community members to create their own proprietary, value-added extensions. In most cases, the RCSL is a royalty-bearing license that will deliver royalty revenue to us when third parties sell products that include the Helix DNA technology. The royalty-free RPSL is structured to provide developers greater flexibility in their use of the source code with the requirement that any products they build using Helix are also open source. The RPSL is an Open Source Initiative-certified open source license.

      We believe that opening the Helix DNA Product source code to a community of other developers will deliver several important commercial benefits to us, including:

•	Increasing the number of third party products that include support for our protocols, formats and digital rights management system, thus increasing the strength of our ecosystem in each of its core constituencies;

•	Increasing the number of non-PC consumer devices to which we can deliver our premium media subscription services;

•	Generating royalty revenue;

•	Expanding the capabilities of our platform; and

•	Reinforcing in the minds of our partners and commercial customers that our platform is open, durable, and standards-compliant.

      In the first six months following our announcement of the Helix Community, more than 10,000 people registered to join the community, and several new development projects were commenced that we believe could add significant value to our platform.

      Media Hosting and Delivery. Real Broadcast Network is our managed broadcast service through which we provide hosting services on behalf of broadcasters, enterprises and content providers. Through Real Broadcast Network, we provide full turnkey services, including the hardware, software, personnel, network connectivity and bandwidth necessary to enable businesses to deliver live, scheduled and on-demand programming over the Internet. Real Broadcast Network’s distributed architecture is designed to improve Internet broadcasts by routing consumers to the nearest broadcast hub on the Internet. Real Broadcast Network offers a wide range of proprietary customer applications used by radio stations, TV stations, cable networks, enterprises and financial services companies. We also use Real Broadcast Network to deliver our own subscription services.

Advertising

      We market and sell advertising on our Web sites and client software. Our primary Web presence consists of two Web sites, Real.com and RealOne.com. The Real.com and RealOne.com sites showcase our premium software and subscription service offerings, including RealOne SuperPass, RealOne RadioPass, RealOne MusicPass and RealArcade. Also accessible from our sites, RealOne Guide offers visitors the ability to search for and locate multimedia content on the Internet and in our RealOne subscription service. We have developed eleven localized foreign editions of the RealOne Guide for users outside of the United States and Canada. Our RealOne products and services offer broad reach to advertisers as well as contextually relevant and demographically segmented targeting opportunities to Internet advertisers. RealOne, as an advertising platform, combines the broadcast capabilities of television with the direct response attributes of the Internet to deliver an interactive advertising and marketing experience to the end user.

Research and Development

      We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental streaming technology and strengthening our technological expertise. During the years ended December 31, 2002, 2001 and 2000, we expended approximately 26%, 30% and 24%, respectively, of our total net revenues on research and development activities. As of December 31, 2002, RealNetworks had 304 full-time employees, or approximately 44% of our work force, engaged in research and development activities.

Sales, Marketing and Distribution

      We believe that any individual, company, government or other organization that desires to send, support or receive multimedia content over the Internet is a potential customer. To reach as many of these potential customers as possible, we sell and distribute our products and services through several distribution channels, both directly (over the Internet and through a sales force) and indirectly (through original equipment manufacturers (“OEMs”), value added resellers (“VARs”) and other distributors). As of December 31, 2002, we had 283 full-time employees, or approximately 41% of our work force, engaged in sales, marketing and distribution activities.

      Electronic Commerce. Substantially all of the products, consumer subscription services and system software we sell can be purchased and delivered directly from our Web sites. Our Web sites provide us with a low-cost, globally accessible sales channel that is available 24 hours per day, seven days per week.

      Direct Sales Force. Our direct sales force primarily markets and sells our software systems products and services to enterprise, infrastructure, mobile, broadband and media customers. We also have an advertising sales force that markets and sells advertising on our Web sites and client software. We have subsidiaries and offices in several other countries which market and sell our products outside the United States and we use a third party advertising representation firm to sell international advertising inventory.

      OEMs and VARs. We have entered into various distribution relationships with third parties pursuant to which our products and technologies are incorporated into, bundled with or offered with third-party products for delivery by the third party directly or indirectly to end users. For example, we have entered into distribution agreements with PC manufacturers to pre-install our RealOne Player software on computers that are intended for sale to non-corporate end users.

      Sales Through Other Distributors. We sell our software systems products and services to other distributors, including hardware server companies, content aggregators, ISPs and other hosting providers that redistribute or provide end users access to our streaming technology from their Web sites and systems. We have agreements with many popular software and hardware companies and Web sites to distribute our products as a click-through or to bundle our player products into their applications and software.

      Marketing Programs. Our marketing programs are aimed at increasing brand awareness of our products and services, stimulating market demand and educating potential customers about the economic opportunities in delivering multimedia content over the Internet. We have a number of marketing initiatives, including:

•	Showcasing our various products and solutions in trade shows, conferences and seminars;

•	Providing product-specific information through our Web sites;

•	Promoting and co-promoting special events with our partners in fields such as broadcasting, music and professional sports;

•	Advertising products and services in print, electronic and other online media; and

•	Advertising and marketing our RealOne services to our end users.

History

      We were incorporated in February 1994 and were in the development stage until July 1995, when we released the commercial version of RealAudio Version 1.0, the first version of our RealPlayer products. In August 1996, we began selling RealPlayer Plus, a premium version of our RealPlayer product. Since its initial release, RealPlayer has been available for download free of charge from our Web sites. In December 1997, we released the commercial version of RealSystem Version 5.0, a streaming media solution that included RealAudio and RealVideo technology. In September 1999, we released the commercial versions of RealJukebox and RealJukebox Plus, a personal music management system. In August 2000, we released the gold versions of RealPlayer 8 and RealJukebox 2, and launched RealPlayer GoldPass, a for-pay media subscription service available to RealPlayer Plus customers. In March 2001, we introduced RealArcade, an end-to-end platform for the digital distribution of PC games benefiting both developers and consumers. In June 2001, we launched RealSystem Media Commerce Suite, a platform for Internet media commerce that is intended to provide a universal platform for secure distribution of digital movies, music, and other content. In December 2001, we launched our RealOne subscription service which incorporates our RealPlayer and RealJukebox products together with a new media browser and content to create a multi-dimensional media experience for consumers. In June 2002, we launched RealOne Europe, a European edition of our RealOne subscription service. In July 2002, we announced Helix, an open, comprehensive Internet media delivery platform and community to enable creation of digital media products and applications for any format, operating system or device. In September 2002, we launched RealOne Player Version 2.0.

Customers

      Our customers include consumers and businesses located throughout the world. Sales to customers outside the United States, primarily in Asia and Europe, were approximately 28%, 29% and 27% of total net revenues in the years ended December 31, 2002, 2001 and 2000, respectively.

Customer Support

      Our system software customers have a choice of support options depending on the level of service desired and the nature of the products acquired. We provide customer support through our customer support department and through third-party contractors. Customers can access a technical support hotline to receive answers to inquiries or initiate e-mail inquiries and we provide an online database of technical information for customer self-service. We also offer RealNetworks Platinum Services which provides 24-hour, seven days per week support and dedicated on-site support to our major systems customers. As of December 31, 2002, we employed 16 full-time technical and customer support representatives, approximately 2% of our work force, to respond to customer requests for support. We also rely on third-party vendors to provide the primary staffing for the customer support function of our consumer business.

Competition

      The market for software and services for media delivery over the Internet is relatively new, constantly changing and intensely competitive. As media delivery evolves into a central component of the Internet experience, more companies are entering the market for, and expending increasing resources to develop, media delivery software and services. We expect that competition will continue to intensify. Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services are entering the market all the time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand, technology and services businesses.

      Subscription Services. Our subscription services are a relatively new business model for delivering media over the Internet and represent a new business model for us. We believe that our subscription services compete with both traditional and online entertainment service providers although, to date, we have not faced significant direct competition with our subscription service offerings. We anticipate increasing competition for online subscription service revenues from a wide range of companies, including AOL Time Warner, Microsoft and Yahoo!, which has recently launched a service to compete with our subscription services, as well as other Internet portals and broadband service providers. Many of these providers have significantly more resources than we have, including access to content, and some of our competitors may be able to leverage their experience in providing subscription or similar services to customers in other businesses to the sale of digital media subscriptions. In order to increase our subscription service revenues, we must continue to obtain premium digital content in order to maintain and increase subscriptions and overall customer satisfaction. To date, a limited amount of premium digital content has been made available for delivery over the Internet that can only be accessed through a for-pay service and not for free.

      In conjunction with the release of the RealOne Player and our RealOne subscription services, we also released our RealOne MusicPass service, a for-pay music subscription service based upon the platform of MusicNet. Our music subscription services will face competition from traditional offline music distribution competitors and from other online music services, including pressplay, MusicMatch and the Rhapsody music service provided by Listen.com. Competing services may be able to obtain more or better music content than MusicNet, or may be able to license such content on more favorable terms than MusicNet. RealOne

MusicPass also faces competition from “free” peer-to-peer services. Although several of these “free” services have been found to be illegally violating copyright laws, enforcement efforts to date have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services, even if they are subsequently found to be illegal, substantially impairs the marketability of legitimate services such as RealOne MusicPass.

      Media Technologies. We believe that the primary competitive factors in the media delivery market include:

•	the quality, reliability, price and licensing terms of the overall media delivery solution;

•	access to distribution channels necessary to achieve broad distribution and use of products;

•	the availability of valuable, compatible and marketable content for delivery over the Internet;

•	the ability to license or develop, support and distribute secure formats and digital rights management systems for digital media delivery, particularly music and video, which includes the ability to convince consumer electronics makers to adopt our technology and the willingness of content providers to use our digital rights management technology;

•	the ability to license and support popular and emerging media formats for digital media delivery in a market where competitors may control the intellectual property rights for these formats;

•	the size of the active audience for streaming and digital media and its appeal to content providers and advertisers;

•	scalability of streaming media and media delivery technology and cost per user;

•	the ability to obtain any necessary patent rights underlying important streaming media and digital distribution technologies that gain market acceptance;

•	compatibility with new and existing media formats, and with the user’s existing network components and software systems;

•	the build-out and deployment of broadband infrastructures and technologies; and

•	challenges caused by bandwidth constraints and other limitations of digital delivery infrastructure.

      Microsoft is a principal competitor in the development and distribution of digital media and media distribution technology. Microsoft currently competes with us in the market for digital media servers, players, encoders, digital rights management, codecs and other technology and services related to digital distribution of media. Microsoft’s commitment to and presence in the media delivery industry has increased and we expect that Microsoft will continue to increase competitive pressure in the overall market for digital media and media distribution.

      Microsoft distributes its competing streaming media server, player, tools and digital rights management products by bundling them with its Windows operating systems, including Windows XP, at no additional cost or otherwise making them available free of charge. Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and affect usage of our competing products and formats. We believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships. Microsoft has also invested significant money in, has provided substantial financial incentives to, or offered or conditioned placement on or through the Windows operating system, the Internet Explorer Web browser and Microsoft’s MSN service to certain of our current and potential customers and content suppliers. Such arrangements, together with Microsoft’s aggressive marketing of its Windows operating systems, server products and digital media products, may reduce our share of the streaming media and digital distribution markets. While courts have ruled that several of Microsoft’s practices violated relevant laws related to illegal maintenance of monopoly power, court remedies to date have had only a minor impact. There can be no assurance that there will be future court remedies against Microsoft’s illegal actions, or if there are any such future remedies, there can be no assurance that these remedies will be effective in curtailing these activities

      Microsoft’s Windows Media Player competes with our media player products. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating systems and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users and content providers to use its streaming or digital media products. In addition, Microsoft does not document or expose all of the interfaces that would allow our products to take full advantage of the features and functionality of Windows XP that it makes available to the Windows Media Player. Microsoft’s Windows Media Player also competes with the personal music management features of the RealOne Player. The Windows Media Player supports the Windows Media format, but not RealNetworks’ media formats. Microsoft also licenses various Windows Media Technology applications for authoring, delivering and playing digital media intended to compete with our system software products, and supports and promotes other third party products competitive to our products. In addition, Microsoft provides servers that support Windows Media Technologies at no additional cost to customers who purchase its Windows servers, whereas we offer versions of our competitive servers for sale. Microsoft bundles its Windows Media Server product with its server operating systems. In some cases, Microsoft has conditioned use of the Windows Media Digital Rights Management and security technologies supported by Windows XP to support for Windows Media formats and use of Windows Media Player and servers. We compete with Microsoft and Sony Corporation in the market for digital rights management technologies. Sony’s recent acquisition of digital rights management patents from Intertrust in conjunction with Philips Electronics indicates that Sony may increase its focus on competing with us in the market for digital rights management technology.

      Microsoft also competes with us in attempting to acquire from broadcasters and other owners high quality or popular content to promote and deliver such content in Microsoft’s formats, in some cases on an exclusive or preferential basis. This may harm both our systems software businesses and our player businesses. Our player products may be disadvantaged if they cannot play content in Windows Media formats or content that is secured by the Windows Media Digital Rights Management technology, or if content providers do not also make their content available in RealNetworks’ media formats using digital rights management systems supported by us. In some cases, we believe Microsoft uses its financial resources and monopoly leverage to obtain rights to such content, and to provide incentives to content providers to prepare their content in Microsoft’s formats. Microsoft’s commitment to and presence in the media delivery industry has increased and we believe that Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

      In addition to Microsoft, we face competition from other companies that develop and market streaming media products. For example, Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and licenses for free source code to the server under the conditions of Apple’s end user license agreement. Apple also offers competitive music management software and hardware. Apple has also enlisted the open source code community to assist its development of competitive products. Other than Microsoft and Apple, we have other competitors in the streaming media systems business, some of which have greater resources than us.

      We do not believe that complete standards have emerged with respect to non-PC wireless and cable-based systems, though participants in those industries generally express support for the evolution of industry-wide standards which may disfavor proprietary solutions. Likewise, no single company has yet gained a dominant position in the mobile device market. However, certain third party products and services in these markets support our technology, and certain products and services support our competitors’ technologies, especially Microsoft, which can use its monopoly position in the operating system business and other financial resources to gain access to these markets, potentially to our exclusion. In addition, our brand and capabilities are not as well known in these market sectors which has and may continue to create opportunities for smaller competitors to effectively compete with us, especially in the market for mobile devices outside the United States.

      Media Hosting and Delivery. Our media hosting and delivery service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting and broadcast services. Some of these competitors have cost or other advantages over our services and offer other services which Real Broadcast Network does not offer, such as Web page hosting or broadcast hosting in media formats not supported by Real Broadcast Network. Some of our media hosting competitors are also customers on whom we rely to help drive product download traffic to our Web sites through their broadcast events. We also sell servers and tools to competitors that compete with Real Broadcast Network.

      Web Site Destinations, Content and Advertising. Our Web sites compete for user traffic and Internet advertising revenues with a wide variety of Web sites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft’s Windows Media Guide, compete with us.

Intellectual Property

      As of December 31, 2002, we had 45 registered U.S. trademarks or service marks, and had applications pending for several more U.S. trademarks. We also have several unregistered trademarks. In addition, we have several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealOne, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

      As of December 31, 2002, we had 20 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are continuously preparing additional patent applications on other current and anticipated features of our technology.

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

Employees

      At December 31, 2002, we had 689 full-time employees and seven part-time employees, 602 of whom were based at our executive offices in Seattle, Washington, 63 of whom were based at RealNetworks’ offices in Australia, Brazil, Canada, France, Germany, Hong Kong, Japan, Mexico, Singapore, South Korea and the United Kingdom, and 31 of whom were based at other locations. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Position on Charitable Responsibility

      In periods where we achieve profitability (excluding the effects of goodwill and other acquisition charges), we intend to donate 5% of our annual pre-tax net income to charitable organizations, which will reduce our net income for those periods. The non-profit RealNetworks Foundation manages our charitable giving efforts. We attempt to encourage employee giving by using a portion of our intended contribution to match charitable donations made by employees.

Available Information

      Our corporate Internet address is www.realnetworks.com. We make available free of charge on www.realnetworks.com our annual, quarterly and current reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. However, the information found on our Web site is not part of this or any other report.

Item 2.	Properties

      We lease our corporate headquarters which are located in Seattle, Washington. The lease commenced on April 1, 1999 and expires on March 31, 2011, with an option to renew for either a three- or a ten-year period. As of December 31, 2002, we lease approximately 280,000 square feet at an average monthly rent of approximately $566,000. In addition, we lease approximately 133,000 square feet of additional office space in a second location in Seattle, Washington at an average monthly rent of approximately $381,000 under a lease which commenced on October 1, 2000 and which expires on September 30, 2010. In 2001, we re-evaluated our facilities requirements and as a result, decided to attempt to sublet all of this office space for the remainder of the term of our lease.

Item 3.	Legal Proceedings

      See “Notes to Consolidated Financial Statements — Commitments and Contingencies” (Note 12) for information regarding legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of RealNetworks’ shareholders during the fourth quarter of its fiscal year ended December 31, 2002.

Executive Officers of the Registrant

      The executive officers of RealNetworks as of March 15, 2003 were as follows:

Name	Age	Position

Robert Glaser	41	Chairman of the Board and Chief Executive Officer
Lawrence Jacobson	44	President
Phillip Barrett	49	Senior Vice President
Merrill Brown	50	Senior Vice President — RealOne Services
Kelly Jo MacArthur	38	Senior Vice President
Martin Plaehn	45	Senior Vice President — Software Products
Carla Stratfold	43	Senior Vice President — North American Sales
Brian V. Turner	43	Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer

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

      LAWRENCE JACOBSON has served as President of RealNetworks since February 2003. From February 2001 to February 2003, Mr. Jacobson served as President and Chief Operating Officer of RealNetworks. From January 2000 to January 2001, Mr. Jacobson served as President and Chief Operating Officer of Ticketmaster Corporation, the leading ticketing services company. From 1990 to January 2000, Mr. Jacobson was employed at News Corporation, a global media and distribution company, where he held various positions within its subsidiaries, most recently serving as President of the FOX Television Network. Mr. Jacobson holds a B.A. in Economics from Harvard College and an M.B.A. from Harvard Business School.

      PHILLIP BARRETT has served as Senior Vice President of RealNetworks since February 2003. From July 2000 to February 2003, Mr. Barrett served as Senior Vice President-Consumer Products of RealNetworks. From July 1998 to July 2000, Mr. Barrett served as Senior Vice President — Media Technologies of RealNetworks, from January 1997 to July 1998, he served as Senior Vice President — Media Systems of RealNetworks, and from November 1994 to January 1997 he served as Vice President — Software Development of RealNetworks. From March 1986 to October 1994, Mr. Barrett was a Development Group Manager at Microsoft, where he led development efforts for Windows 386, Windows 3.0 and Windows 3.1. Mr. Barrett holds an A.B. in Mathematics from Rutgers University and an M.S. in Computer Sciences from the University of Wisconsin, Madison.

      MERRILL BROWN has served as Senior Vice President-RealOne Services since August 2002. From August 1996 to June 2002, Mr. Brown was employed by MSNBC.com, an online news service, most recently serving as Senior Vice President and Editor-in-Chief. From 1994 to 1996, Mr. Brown served as a media and communications consultant to several media ventures, including Time Inc., NBC and U.S. West. From 1990 to 1994, Mr. Brown held the position of Senior Vice President, Corporate and Program Development for Court TV. Mr. Brown has also served as Editor-in-Chief at Channels Magazine and as a business writer and correspondent for The Washington Post. Mr. Brown holds a B.A. in Political Science from Washington University, St. Louis.

      KELLY JO MACARTHUR has served as Senior Vice President since January 2003. Ms. MacArthur held the positions of Senior Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary of RealNetworks from April 2000 to January 2003, and Vice President and General Counsel of RealNetworks from October 1996 to April 2000. From 1995 to 1996, Ms. MacArthur served as General Counsel and Director of Business Affairs for Compton’s NewMedia, Inc. From 1989 to 1994, Ms. MacArthur was an attorney with the firm of Sidley & Austin in Chicago. Ms. MacArthur graduated summa cum laude from the University of Illinois at Champaign-Urbana and holds a J.D. from Harvard Law School.

      MARTIN PLAEHN has served as Senior Vice President-Software Products since February 2003. From September 1999 to February 2003, Mr. Plaehn served as Senior Vice President — Media Systems of RealNetworks. From April 1996 to August 1999, Mr. Plaehn served as President of Viewpoint Digital and as its Chairman and CEO until its acquisition by Computer Associates in October 1998. From 1990 to 1996, Mr. Plaehn served as Executive Vice President of Business and Product Development and was a member of the Board of Directors of Wavefront Technologies Inc., which was acquired by Silicon Graphics in 1995. Mr. Plaehn started his career as a software developer at General Atomic Company in 1978, ISSCO Graphics in 1980, and Template Graphics Software from 1982 to 1990. Mr. Plaehn holds a B.A from the University of California San Diego and is a graduate of UCSD’s Executive Program for Scientists and Engineers.

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

Year Ended December 31, 2002

	High	Low

First Quarter	$8.95	$5.11
Second Quarter	9.28	3.39
Third Quarter	5.03	3.32
Fourth Quarter	4.90	2.68

Year Ended December 31, 2001

	High	Low

First Quarter	$12.375	$5.000
Second Quarter	15.670	6.125
Third Quarter	12.470	3.260
Fourth Quarter	7.710	4.560

      We have not paid any cash dividends and do not intend to pay any cash dividends in the foreseeable future.

      As of March 20, 2003, there were approximately 756 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

      The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.

Item 6.     Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes included elsewhere in this report.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Software license fees	$72,753	108,586	148,091	90,627	48,487
Service revenues	103,161	64,740	52,505	26,466	14,742
Advertising	6,765	15,579	40,942	14,149	3,148

Total net revenues	182,679	188,905	241,538	131,242	66,377

Cost of revenues:
Software license fees	6,865	7,969	14,341	13,006	8,308
Service revenues	41,259	23,895	14,718	6,579	2,631
Advertising	2,145	6,324	9,629	2,906	1,727

Total cost of revenues	50,269	38,188	38,688	22,491	12,666

Gross profit	132,410	150,717	202,850	108,751	53,711

Operating expenses:
Research and development	48,186	55,904	57,819	38,415	22,480
Sales and marketing	73,928	73,129	101,197	53,465	33,460
General and administrative	19,820	20,554	27,807	16,380	11,540
Loss on excess office facilities	17,207	22,208	—	—	—
Personnel reduction and related charges	3,595	3,613	—	—	—
Goodwill amortization, acquisitions charges, and stock-based compensation (A)	1,328	40,633	142,053	3,531	10,319

Total operating expenses	164,064	216,041	328,876	111,791	77,799

Operating loss	(31,654)	(65,324)	(126,026)	(3,040)	(24,088)

Other income (expense), net	(727)	(13,497)	18,871	9,966	4,135

Net income (loss) before income taxes	(32,381)	(78,821)	(107,155)	6,926	(19,953)
Income tax provision (benefit)	5,972	(4,058)	2,966	—	—

Net income (loss)	$(38,353)	(74,763)	(110,121)	6,926	(19,953)

Basic net income (loss) per share	$(0.24)	(0.47)	(0.72)	0.05	(0.15)
Diluted net income (loss) per share	$(0.24)	(0.47)	(0.72)	0.04	(0.15)
Shares used to compute basic net income (loss) per share	159,365	160,532	153,870	142,016	130,156
Shares used to compute diluted net income (loss) per share	159,365	160,532	153,870	166,576	130,156

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$309,071	344,509	364,710	344,627	89,801
Working capital	248,400	285,279	305,322	273,827	57,746
Total assets	462,101	567,860	578,408	411,124	128,774
Shareholders’ equity	349,765	464,879	480,812	330,559	81,304

(A)	For the year ended December 31, 2002, this amount includes only stock-based compensation. As of January 1, 2002, the Company adopted new accounting standard SFAS 142, which requires that goodwill no longer be amortized but instead tested at least annually for impairment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      RealNetworks, Inc. is a leading global provider of network-delivered digital media services and the technology that enables digital media creation, distribution and consumption. Our company is at the center of the intersection between technology and digital content.

      Our strategy is to drive the creation of a market for subscription-based digital audio and video content online, and we believe we are positioned to benefit from this market in three primary ways: (1) as an electronic retailer of digital content to consumers; (2) as a business-to-business services provider to third parties who wish to distribute their content to consumers via digital networks; and (3) as a supplier of the underlying technology needed by content owners and network operators to create and distribute digital content. Since our inception we have helped to create a large ecosystem of consumers, network operators and content owners who use our products and services to create, send and receive both free and paid content.

      We report revenues in three categories:

•	Software license fees, which primarily include revenues from sales of premium versions of our RealPlayer and RealJukebox products, sales of our media delivery system software, including RealServer and Helix system software, and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels, and sales of third-party products, including games. The English language version of our RealPlayer Plus and RealJukebox Plus products, which have previously contributed to software license fees, are now combined in our RealOne subscription offering, the revenue from which is included in service revenues.

•	Service revenues, which primarily include revenues from digital media subscription services such as SuperPass, MusicPass, RadioPass and GamePass, support and maintenance services that we sell to customers who purchase our RealPlayer Plus, RealJukebox Plus, and media delivery system software including RealServer and Helix system software, and related authoring and publishing tools, broadcast hosting services we provide through our Real Broadcast Network and consulting services we offer to our customers.

•	Advertising revenues, which are derived from sales of advertising on our Web sites and consumer software and within the media streams that we host on behalf of our corporate customers.

      The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Years Ended December 31,

	2002	2001	2000

Net revenues:
Software license fees	39.8%	57.5	61.3
Service revenues	56.5	34.3	21.7
Advertising	3.7	8.2	17.0

Total net revenues	100.0	100.0	100.0
Cost of revenues:
Software license fees	3.7	4.2	5.9
Service revenues	22.6	12.7	6.1
Advertising	1.2	3.3	4.0

Total cost of revenues	27.5	20.2	16.0

Gross profit	72.5	79.8	84.0

Operating expenses:
Research and development	26.4	29.6	23.9
Sales and marketing	40.5	38.7	41.9
General and administrative	10.8	10.9	11.5
Loss on excess office facilities	9.4	11.8	—
Personnel reduction and related charges	2.0	1.9	—
Goodwill amortization, acquisitions charges, and stock based compensation	0.7	21.5	58.9

Total operating expenses	89.8	114.4	136.2

Operating loss	(17.3)	(34.6)	(52.2)
Other income (expense), net	(0.4)	(7.1)	7.8

Net loss before income taxes	(17.7)	(41.7)	(44.4)

Income tax provision (benefit)	3.3	(2.1)	1.2

Net loss	(21.0)%	(39.6)	(45.6)

Critical Accounting Policies and Estimates

      Our critical accounting policies and estimates are as follows:

•	Revenue recognition

•	Estimating sales returns and the allowance for doubtful accounts

•	Estimating losses on excess office facilities

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies

•	Valuation of goodwill

•	Valuation of deferred income tax assets

      Revenue Recognition. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

      For software license fees in single element arrangements and multiple element arrangements which do not include customization or consulting services, delivery typically occurs when the product is made available to the customer for download or when products are shipped to customers. For service and advertising revenues, delivery typically occurs as the services are being performed.

      At the time of each transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is probable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, is based upon a variable matrix such as a minimum level of distribution or is subject to refund, we account for the fee as not being fixed and determinable. In these cases, we defer revenue and recognize it when it becomes due and payable.

      We assess the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. We do not request collateral from our customers but often require payments before or at the time products and services are delivered. If we determine that collection of a fee is not probable, we defer revenue until the time collection becomes probable, which is generally upon receipt of cash.

      For multiple element arrangements, when company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, we recognize revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of the arrangement’s undelivered elements such as consulting services and product support and upgrades, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products for which no installation or customization is required based upon the amounts we charge when support and upgrades are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates we charge for our employees when they are performing these services provided we have the ability to accurately estimate the hours required to complete a project based upon our experience with similar projects. For multiple element arrangements involving installation or customization, company-specific objective evidence is established for support and upgrades arrangements if our customers have an optional annual renewal rate specified in the arrangement and the rate is substantive.

      If specific objective evidence does not exist for an undelivered element in a software arrangement, which may include distribution or other term-based arrangements in which the license fee includes support during the arrangement term, revenue is recognized over the term of the support period commencing upon delivery of our technology to the customer.

      Revenue from software license agreements with OEMs is recognized when the OEM delivers its product incorporating our software to the end user. In the case of prepayments received from an OEM, we typically recognize revenue based on the actual products sold by the OEM. If we provide ongoing support to the OEM in the form of future upgrades, enhancements or other services over the term of the contract, revenue is generally recognized ratably over the term of the contract.

      Service revenues include payments under support and upgrade contracts, RealOne media subscription services, consulting services and streaming media content hosting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenues are recognized ratably over the period that services are provided. Other service revenues are recognized as the services are performed.

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

      Sales Returns and the Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing allowances for sales returns and the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. Similarly, we must make estimates of the uncollectibility of our accounts receivables. We specifically analyze the age of accounts receivable and analyze historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

      Loss On Excess Office Facilities. We have made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities would be significantly different from that recorded, which could have a material impact on our operating results. We have revised our original estimate twice in the last two years, increasing the accrual for loss on excess office facilities both times. These revisions were in both cases the result of changes in the market for commercial real estate in the Seattle, Washington area. The significant factors we considered in making our estimate are discussed in the section entitled “Loss on Excess Office Facilities.”

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

      Valuation of Goodwill. We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors we consider important which could trigger an impairment review include the following:

•	poor economic performance relative to historical or projected future operating results

•	significant negative industry, economic or company specific trends

•	changes in the manner of our use of the assets or the plans for our business

•	loss of key personnel

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

      There was no impairment charge for goodwill in 2002.

      Valuation of Deferred Income Tax Assets. In accordance with generally accepted accounting principles, we must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefits in the statement of operations. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macro-economic conditions and issues facing our industry, existing contracts, backlog, our ability to project future results and any appreciation of our investments and other assets.

      As of December 31, 2001, we had recorded net deferred tax assets of $5.6 million. Due to the net losses incurred during the year ended December 31, 2002, difficult economic conditions facing our industry and our customers and declines in the fair value of our investments, we determined that it was appropriate to increase our valuation allowance to reduce our net deferred tax assets as of December 31, 2002 to zero.

Revenues

	2002	Change	2001	Change	2000

	(Dollars in thousands)
Software license fees	$72,753	(33)%	$108,586	(27)%	$148,091
Service revenues	103,161	59	64,740	23	52,505
Advertising	6,765	(57)	15,579	(62)	40,942

Total net revenues	$182,679	(3)%	$188,905	(22)%	$241,538

      Software License Fees. Software license fees were $72.8 million in 2002, a decrease of 33% from $108.6 million in 2001. This decrease is due in part to focusing our consumer promotional activities to feature our digital media subscription services. In June 2002, we also launched a European edition of our RealOne subscription service. Both of these factors have resulted in a shift of revenue from software license fees to service revenues. Additionally, the English language version of our RealOne Player Plus and RealJukebox Plus products, which have previously contributed significantly to software license fees, are now combined in our RealOne subscription offering, the revenue from which is included in service revenues. While we continue to sell a successor software product, RealOne Player Plus, on a stand-alone basis, we promote our RealOne subscription offerings (which include the RealOne PlayerPlus) as our primary offerings in a substantial majority of our marketing channels.

      We also believe that the decrease in software license fees was due to continued cutbacks in capital and information technology spending by our customers and potential customers caused by macroeconomic conditions and that these macroeconomic conditions resulted in decreased system software sales. In particular, customers and potential customers in the systems software and telecommunication industries have become increasingly cautious in their buying decisions due to economic trends specific to those industries. In addition, Microsoft has continued to bundle its competing Windows Media Player and server software for free with its operating system products, causing certain potential customers to adopt Microsoft’s media delivery products. We believe the macroeconomic environment and competition from Microsoft, including Microsoft’s conduct described below in “Factors that may Affect our Business, Future Operating Results and Financial Condition,” have negatively impacted sales to, and the rate of adoption of our systems software products by, consumers, customers in the corporate enterprise, broadcast hosting, Internet content provider, non-PC device manufacturer, systems software, telecommunication and original equipment manufacturer market segments. No assurance can be given when, or if, customers in these markets will begin to increase capital spending levels.

      Software license fees were $108.6 million in 2001, a decrease of 27% from $148.1 million in 2000. We believe the decrease was due in part to continuing cutbacks in capital and information technology spending by our customers and potential customers as a result of global economic conditions. We further believe the decrease was due to a significant reduction in equity funding of new and Internet-related businesses in 2001. We believe that this reduced funding impacted, either directly or indirectly, Internet-related and other technology-centric businesses, which thereby directly impacted both our customers and potential customers. The reduced availability of funding contributed to certain of our customers and potential customers ceasing operations and others experiencing difficult financial situations. We believe that this environment also resulted in customers and potential customers delaying or foregoing purchases and has caused sales cycles for some customers to take longer than in the past. These factors negatively impacted our revenues in 2001. Additionally, we have focused our consumer promotional activities to feature our digital media subscription services, which has resulted in a shift of our revenues from software license fees to service revenues. These subscription services have characteristics of longer-term, recurring revenue, unlike our software product offerings that typically generate one-time, non-recurring revenue, exclusive of service and support arrangements. Additionally, software license fees for 2000 included $5.2 million related to a three-year license agreement we entered into with Microsoft which expired in the quarter ended June 30, 2000. There was no such Microsoft-related revenue in 2001.

      Service Revenues. Service revenues were $103.2 million in 2002, an increase of 59% from $64.7 million in 2001. The increase in service revenues was primarily attributable to growth in subscribers to our digital media subscription services, partially offset by decreases in other service offerings including content hosting revenues. Also, in June 2002, we launched the European edition of our RealOne subscription service. Our subscription services accounted for approximately $75.5 million and $28.2 million of service revenues in 2002 and 2001, respectively. Reasons for the increase in subscription services revenues are described in more detail in “Revenues By Product Type — Consumer Subscription Services” below. We believe the decreased revenues in our other service offerings, including content hosting, are due primarily to competition from Microsoft and the macro-economic and industry-specific conditions described above in “Software License Fees.”

      Service revenues were $64.7 million in 2001, an increase of 23% from $52.5 million in 2000. The increase during 2001 was primarily attributable to the continued growth of our digital media subscription services. Revenue related to digital media subscription services was $28.2 million in 2001 compared to $2.0 million in 2000. This increase was partially offset by decreases in other service offerings, including content hosting services and support and maintenance services. We believe the decrease in these other service offerings was due to the economic and market conditions described in the above section entitled “Software License Fees.”

      Advertising. Advertising revenues were $6.8 million in 2002, a decrease of 57% from $15.6 million in 2001. We believe the decrease in advertising revenues was due to the continued depressed environment for Internet advertising, which resulted in lower volumes and lower average advertising rates. We also believe the focus of our promotional and marketing efforts to more prominently feature our digital media subscription offerings contributed to the decrease in advertising revenues, as we removed paid advertising from certain Web pages and used our advertising space to promote our digital media subscription services. Advertising revenues were $15.6 million in 2001, a decrease of 62% from $40.9 million in 2000. The decrease was primarily due to a decline in the demand for Internet advertising, and advertising in general. This reduced demand resulted in lower average advertising rates. Additionally, certain longer-term promotional and advertising contracts were not renewed and some of our advertising customers and potential customers ceased operations.

Revenues by Product Type

	2002	Change	2001	Change	2000

	(Dollars in thousands)
Consumer software and related services	$31,276	(33)%	$47,005	(41)%	$79,290
Consumer subscription services	75,497	167	28,231	1,322	1,986
Systems	69,141	(30)	98,090	(18)	119,320
Advertising	6,765	(57)	15,579	(62)	40,942

Total net revenues	$182,679	(3)%	$188,905	(22)%	$241,538

      Consumer Software and Related Services. Consumer software and related services revenues are derived from sales of our RealOne Player Plus, RealJukebox Plus and other related products, revenues from support and maintenance services that we sell to customers who purchase these products and sales of third-party software products, including games. These products and services are sold primarily through the Internet, and we charge customers’ credit cards at the time of sale. Consumer software and related services revenues were $31.3 million in 2002, a decrease of 33% from $47.0 million in 2001. Consumer software and related services revenues were $47.0 million in 2001, a decrease of 41% from $79.3 million in 2000. The decreases were due in part to a change in focus of our consumer promotional activities to feature our digital media subscription services over our traditional consumer products, as well as competition from Microsoft described in “Revenues — Software License Fees” above. Additionally, as discussed in “Revenues — Software License Fees” above, the English language editions of our RealOne Player Plus and RealJukebox Plus products, which have previously contributed significantly to consumer software and related services revenues, are now combined in our RealOne subscription offering, the revenue from which is included in consumer subscription services. In June 2002, we also launched a European edition of our RealOne subscription service which also contributed to the shift from consumer software and related services revenue to consumer subscription services revenue.

      Consumer Subscription Services. Consumer subscription services revenues consist of our digital media subscription services, including SuperPass, RadioPass, MusicPass, GoldPass and stand-alone subscriptions. These services are sold primarily through the Internet, and we charge the customers’ credit cards at the time of sale. Billing periods for our consumer subscription services occur monthly, quarterly or annually, depending on the service purchased. Consumer subscription services revenues were $75.5 million in 2002, an increase of 167% from $28.2 million in 2001. Consumer subscription services revenues were $28.2 million in 2001, an increase of 1,322% from $2.0 million in 2000. The increases were primarily attributable to the increased focus of our promotional activities on our digital media subscription services, the introduction of new subscription services and the related increase in paying subscribers. We also believe that the continued increase in exclusive and premium content available to our digital media subscribers has resulted in a broader reach among consumers, thereby leading to greater consumer adoption rates and higher revenues. For example, newly available on our subscription services in 2002 is content from partners such as ABCNEWS.com, NASCAR, CBS, CNN, E! Networks, FOXSports.com and others. Additionally, in June 2002 we launched a European edition of our RealOne subscription service with premium content from partners such as BBC, Champions League Soccer from UEFA, Big Brother 3, CNN Europe and MTV Europe. We believe the launch of our European edition of our RealOne subscription service will continue a shift from consumer software and related services revenue to consumer subscription services revenue in the European market. Additionally, GoldPass, our first consumer subscription offering, was launched in the third quarter of 2000, and therefore our GoldPass-related revenues in 2000 do not represent a full year of revenue for comparison purposes. Our subscription services offerings represent a relatively new business model for Internet media delivery and a new business model for us and, to date, we have not faced significant direct competition with these offerings. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate subscription revenues will grow, if at all, or the nature or potential impact of anticipated competition. We believe that the increase in consumer subscription services revenues on a percentage basis over the preceding year was substantially lower in 2002 than in 2001 primarily because we are in the early phases of developing our subscription business and the base of revenues was smaller in 2000 than in 2001. See “2002 Quarterly Revenue” for a discussion of recent quarterly period trends in subscription services revenues.

      Systems. Systems revenues are derived from sales of our media delivery system software, including RealServer and Helix system software, and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide through our Real Broadcast Network and consulting services we offer to our customers. These products and services are primarily sold to corporate customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered. Systems revenues were $69.1 million in 2002, a decrease of 30% from $98.1 million in 2001. Systems revenues were $98.1 million in 2001, a decrease of 18% from $119.3 million in 2000. See “Revenues — Software License Fees” above for analysis.

      Advertising. Advertising revenues were $6.8 million in 2002, a decrease of 57% from $15.6 million in 2001. Advertising revenues were $15.6 million in 2001, a decrease of 62% from $40.9 million in 2000. See “Revenues — Advertising” above for analysis.

Geographic Revenues

	2002	Change	2001	Change	2000

	(Dollars in thousands)
United States	$132,009	(2)%	$134,190	(24)%	$177,484
Europe	27,019	(3)	27,809	(19)	34,499
Asia	19,685	3	19,197	(7)	20,710
Rest of the world	3,966	(49)	7,709	(13)	8,845

Total	$182,679	(3)%	$188,905	(22)%	$241,538

      International revenues represented 28% of total net revenues in 2002, 29% of total net revenues in 2001, and 27% of total net revenues in 2000. Revenues generated in Europe were 15% of total net revenues in 2002 and 2001 and 14% of total net revenues in 2000, and revenues generated in Asia were 11% of total net revenues in 2002, 10% of total net revenues in 2001, and 9% of total net revenues in 2000. International revenues decreased as a percentage of total net revenues in 2002 primarily due to the increased U.S.-based subscriptions services revenue combined with a decline in revenues generated in Latin America as a result of adverse financial conditions in that region. International revenues increased as a percentage of total net revenues in 2001 primarily due to U.S.-based revenues decreasing at a faster rate than the decrease in international revenues. At December 31, 2002, accounts receivable due from international customers represented approximately 21% of trade accounts receivable. The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. We currently manage a portion of our foreign currency exposures through the use of foreign currency exchange forward contracts and therefore are still subject to some risk of changes in exchange rates. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements. We currently do not hedge the majority of our foreign currency exposures and therefore are subject to the risk of changes in exchange rates. The costs of both domestic and international revenues are substantially the same.

Deferred Revenues

      Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, unearned subscription services revenue and other prepayments for which the earnings process has not been completed. Revenue from contracts with customers developing content delivery networks is generally recognized over the term of the arrangement commencing upon the customer’s deployment of our technology in their network. Because many of the agreements related to the content delivery networks have been with companies that have had limited operating histories, we have historically required prepayments from such customers to mitigate our credit risk. Cash prepayments associated with these contracts are recorded as deferred revenue and amounted to $24.0 million and $27.2 million at December 31, 2002 and 2001, respectively. The decrease in deferred revenue related to these contracts during the year ended December 31, 2002 is primarily due to prepayments received under contracts occurring at a slower rate than recognition of revenue on existing contracts. We believe the decrease has been largely due to the decrease in new systems contracts in recent periods, which represent a significant portion of deferred revenue. We believe the decrease in new systems contracts results primarily from the conditions described in “Revenues — Software License Fees” above.

Cost of Revenues

	2002	Change	2001	Change	2000

	(Dollars in thousands)
Software license fees	$6,865	(14)%	$7,969	(44)%	$14,341
Service revenues	41,259	73	23,895	62	14,718
Advertising	2,145	(66)	6,324	(34)	9,629

Total cost of revenues	$50,269	32%	$38,188	(1)%	$38,688

As a percentage of total net revenues	28%		20%		16%

      Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, fees paid to third-party vendors for order fulfillment and royalties paid on sales of games and other third-party products. Cost of software license fees was $6.9 million in 2002, a decrease of 14% from $8.0 million in 2001, and increased as a percentage of software license fees to 9% from 7% in 2001. The decrease in costs for 2002 was primarily due to lower sales volumes. The lower sales volumes reduced royalty and other product fulfillment costs such as shipping and packaging costs. The increase in cost of software license fees as a percentage of software license fees revenue was due to a lower percentage of software license fee revenue from systems licenses, which typically have higher margins than other components of software license fees. Cost of software license fees was $8.0 million in 2001, a decrease of 44% from $14.3 million in 2000, and decreased as a percentage of software license fees to 7% from 10% in 2000. The decrease in costs was due primarily to lower sales volumes and the expiration of certain royalty agreements. The decrease in percentage terms was due primarily to the expiration of certain royalty agreements and a reduction in per unit fulfillment costs as a result of more efficient packaging.

      Cost of Service Revenues. Cost of service revenues includes the cost of content included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting and delivery services. Cost of service revenues was $41.3 million in 2002, an increase of 73% from $23.9 million in 2001, and increased as a percentage of service revenues to 40% from 37% in 2001. The increase in costs was primarily due to costs associated with content included in our digital media subscription services, which have fixed and variable components, as well as increased customer service and technical support costs associated with the growth of our subscription services. The costs of content are expensed over the periods the content is available to our subscription services customers. The increase in percentage terms is due to shifts in product mix towards our digital media subscription services, which are characterized by relatively higher costs of revenues than our other service offerings.

      Cost of service revenues was $23.9 million in 2001, an increase of 62% from $14.7 million in 2000, and increased as a percentage of service revenues to 37% from 28% in 2000. The increase in costs was primarily due to costs associated with content included in our digital media subscription services, introduced in August 2000, as well as increased customer service and technical support costs associated with our subscription services.

      Our digital media subscription services are a relatively new and growing portion of our business and, to date, have been characterized by relatively higher costs of revenues than our other products and services, primarily due to the cost of licensing media content to provide these services. As a result, if this portion of our business continues to grow as a percentage of revenues, we anticipate that our cost of service revenues may grow at an increased rate relative to net revenues and thereby may lead to reductions in our gross margins in the future.

      Cost of Advertising. Cost of advertising includes the cost of personnel associated with maintenance of programming services, content creation and maintenance and advertising delivery services. Cost of advertising was $2.1 million in 2002, a decrease of 66% from $6.3 million in 2001, and decreased as a percentage of advertising revenues to 32% from 41% in 2001. The decrease in costs was primarily due to lower sales volumes and shifting programming personnel to other areas of our business. The decrease in percentage terms was due to costs decreasing at a faster rate than the decrease in advertising revenues. Cost of advertising was $6.3 million in 2001, a decrease of 34% from $9.6 million in 2000, but increased as a percentage of advertising revenues to 41% from 24% in 2000. The decrease in costs was primarily due to lower sales volumes, the expiration of certain advertising contracts and shifting programming personnel to other areas of our business. The increase in percentage terms was due to fixed expenses decreasing at a lower rate than the decrease in advertising revenues.

Operating Expenses

Research and Development

	2002	Change	2001	Change	2000

	(Dollars in thousands)
Research and development	$48,186	(14)%	$55,904	(3)%	$57,819
As a percentage of total net revenues	26%		30%		24%

      Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock-based compensation, were $48.2 million in 2002, a decrease of 14% from $55.9 million in 2001, and decreased as a percentage of total net revenues to 26% from 30% in 2001. The decrease in expenses was primarily due to a reduction in personnel and contract labor in August 2002 and July 2001 and increased efficiencies as part of an overall plan to control costs. These reductions were partially offset by expenses related to the development of new technology and products. New product developments in 2002 included RealOne Player version 2.0 and our Helix products. The decrease in percentage terms was primarily a result of expenses decreasing at a faster rate than the decrease in total net revenues. Research and development expenses, excluding non-cash stock-based compensation, were $55.9 million in 2001, a decrease of 3% from $57.8 million in 2000, but increased as a percentage of total net revenues to 30% from 24% in 2000. The decrease in expenses was primarily due to a reduction in personnel and contract labor in July 2001 and increased efficiencies as part of an overall plan to control costs. These reductions were partially offset by expenses related to the development of new technology and products. New product developments in 2001 included RealArcade, the RealSystem Media Commerce Suite and our RealOne Player and subscription services. The increase in percentage terms was primarily a result of expenses decreasing at a lower rate than the decrease in total net revenues.

     Sales and Marketing

	2002	Change	2001	Change	2000

	(Dollars in thousands)
Sales and marketing	$73,928	1%	$73,129	(28)%	$101,197
As a percentage of total net revenues	40%		39%		42%

      Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expenses, excluding non-cash stock-based compensation, were $73.9 million in 2002, an increase of 1% from $73.1 million in 2001, and increased as a percentage of total net revenues to 40% from 39% in 2001. The increase in expenses was primarily due to increases of $1.5 million in credit card fees and $1.5 million in subscriber acquisition costs, both related to our digital media subscription services, partially offset by decreases in sales and marketing expenses related to system software sales. Credit card fees increased due to the increase in consumer subscription services revenues, the cash from which is collected via customer credit cards. Subscriber acquisition costs increased due to an increase in the number of content partners that refer new subscribers to us via their Web sites and a corresponding increase in related payments to such partners. The increase in percentage terms was a result of sales and marketing expenses increasing while total net revenues decreased. Sales and marketing expenses, excluding non-cash stock-based compensation, were $73.1 million in 2001, a decrease of 28% from $101.2 million in 2000, and decreased as a percentage of total net revenues to 39% from 42% in 2000. The decrease in expenses was primarily due to reductions in personnel and contract labor, increased efficiencies as part of an overall plan to control costs, decreases in advertising and marketing expenses and decreased advertising, promotions and expenses related to our overall corporate branding and marketing. These reductions were partially offset by costs associated with opening offices in Korea and Singapore. The decrease in percentage terms was a result of cost saving measures that reduced sales and marketing expenses more rapidly than the rate of decline in total net revenues.

     General and Administrative

	2002	Change	2001	Change	2000

	(Dollars in thousands)
General and administrative	$19,820	(4)%	$20,554	(26)%	$27,807
As a percentage of total net revenues	11%		11%		12%

      General and administrative expenses consist primarily of salaries, related personnel costs, and fees for professional and temporary services. General and administrative expenses were $19.8 million in 2002, a decrease of 4% from $20.6 million in 2001, and remained flat as a percentage of total net revenues at 11% for both 2002 and 2001. The decrease in expenses was primarily due to reductions in personnel and related personnel costs. General and administrative expenses were $20.6 million in 2001, a decrease of 26% from $27.8 million in 2000, and decreased as a percentage of total net revenues to 11% from 12% in 2000. The decreases in both absolute dollars and as a percentage of total net revenues were primarily due to a reduction in personnel and decreased litigation defense costs.

     Loss on Excess Office Facilities

      In October 2000, we entered into a 10-year lease agreement for additional office space located near our corporate headquarters in Seattle, Washington. During 2001, we re-evaluated our facilities requirements and, as a result, decided to permanently sublet all of this office space. The market for office space in Seattle has significantly declined from the date we entered into this lease. As a result, we recorded losses of $17.2 million and $22.2 million in 2002 and 2001, respectively. These losses represented approximately $32.4 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. During 2002, the Seattle real estate market continued to display significant weakness, which is reflected in both increasing vacancy rates and declining rental rates. Based on discussions with prospective tenants, we concluded that the excess office facilities were not likely to be sublet at rates used in the original loss estimates in 2001. As a result, we recorded additional losses in 2002. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. As of December 31, 2002, $25.9 million has been accrued for the loss on excess office facilities, which is net of estimated sublease income of $21.9 million. We regularly evaluate the market for office space in Seattle. If the market for such space declines further in future periods, we may have to revise our estimates which may result in additional losses on excess office facilities.

Personnel Reduction, Restructuring and Related Charges

      In August 2002, we implemented a restructuring plan to reduce costs, which included reducing our staffing levels by approximately 10%, closing selected offices, and canceling our annual user conference. We recorded a charge of approximately $3.6 million in 2002 to reflect costs associated with implementing this restructuring. These costs were primarily related to severance payments but also included other miscellaneous costs such as professional fees, outplacement services for terminated employees, office closures and tradeshow deposit forfeitures, all of which were incurred as of December 31, 2002. We expect the remaining accrued costs of $919,000 to be paid in 2003. In July 2001, we reduced our staffing levels by approximately 15%. We recorded a charge of approximately $3.6 million in 2001 to reflect costs associated with implementing the staff reduction.

Goodwill Amortization, Acquisition Charges and Stock-Based Compensation

      Goodwill amortization, acquisition charges and stock-based compensation were $1.3 million, $40.6 million and $142.1 million in 2002, 2001 and 2000, respectively. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. During 2002, we completed our transitional goodwill impairment test as required under SFAS 142. Based upon our analysis, we determined that no goodwill impairment had occurred as of January 1, 2002, upon adoption of SFAS 142. In addition, we completed our annual impairment test during the fourth quarter of 2002 and again determined that goodwill was not impaired. Goodwill amortization was $49.4 million and $42.4 million in 2001 and 2000, respectively.

      Stock-based compensation was $1.3 million, a benefit of $(9.5) million and $96.6 million in 2002, 2001 and 2000, respectively. Goodwill amortization expense and acquisition charges were $0, $50.2 million and $45.4 million in 2002, 2001 and 2000, respectively. While the changes among periods are due partially to the timing of acquisitions and the implementation of SFAS 142, particularly with respect to goodwill, the benefit related to stock-based compensation for 2001 was primarily due to the voluntary resignation of certain former employees in 2001 resulting in a reversal of previously recognized stock compensation expense.

      In April 2002, we acquired, for cash and common stock valued at approximately $5.1 million, a privately held company engaged in the business of developing Internet media software and technology. The purchase price included amounts payable to certain former shareholders of the acquired company who are eligible to receive additional cash and common stock valued at approximately $3.1 million over a thirty-month period provided that they remain employed by RealNetworks during such period. These costs will be recognized as compensation cost over the related employment period. The acquisition was accounted for as a purchase transaction and, accordingly, our results include the results for the acquired company since the transaction date. Goodwill of $2.3 million and acquired technology of $0.9 million were recorded as a result of the acquisition. We had previously made an equity investment in the acquired company and our investment balance at the time of acquisition was included in the purchase price allocation. Pro forma results are not presented, as they are not material to our overall financial statements. For the year ended December 31, 2002, we recognized stock-based compensation expense of $0.8 million related to this acquisition.

Other Income (Expense), Net

	2002	Change	2001	Change	2000

	(Dollars in thousands)
Interest income	$7,483	(58)%	$17,653	(19)%	$21,804
Equity in net loss of MusicNet	(6,324)	60	(3,946)	n/a	—
Impairment of equity investments	(5,103)	(80)	(25,342)	n/a	—
Other income (expense)	3,217	(273)	(1,862)	(37)	(2,933)

Other income (expense), net	$(727)	(95)%	$(13,497)	(172)%	$18,871

      Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, equity in net loss of MusicNet and impairment of certain equity investments. Other income (expense), net decreased to $(0.7) million in 2002 from $(13.5) million in 2001, a decrease of 95%.

This decrease was primarily due to the inclusion of lower losses for impairment of certain equity investments, offset by higher net losses of MusicNet, lower effective interest rates and lower investment balances. Lower cash balances were primarily the result of cash used to repurchase our common stock. Other income (expense), net decreased from $18.9 million in 2000 to $(13.5) million in 2001, a decrease of 172%. The decrease for 2001 was due to lower effective interest rates and lower investment balances, the inclusion of equity in net losses of MusicNet and the inclusion of the impairment of certain equity investments.

      MusicNet is a venture formed with several media companies to create a platform for online music subscription services. MusicNet, which previously was a subsidiary of ours, issued additional shares of capital stock in April and July 2001 thereby reducing our ownership interest to approximately 36.8% in 2001. We account for our interest in MusicNet using the equity method of accounting. As a result, we record in our statement of operations our equity share in MusicNet’s net income (loss). In July and November 2002, we and the other investors in MusicNet contributed additional capital to MusicNet to fund its business. We received convertible notes, convertible into additional shares of MusicNet capital stock, in exchange for our additional investments. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will require additional funding to support the development of its business model. Based on the nature and terms of the convertible notes, in the year ended December 31, 2002, for purposes of calculating our equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis. As a result, the losses recorded by us in the quarters ended September 30 and December 31, 2002 represent 37.8% of MusicNet’s loss. As of December 31, 2002, our ownership interest in outstanding shares of capital stock of MusicNet was approximately 28.6% and the carrying value of our investment was $8.9 million. Our Chief Executive Officer, Robert Glaser, was the Chairman and a member of the Board of Directors of MusicNet from April 2001 until March 2003 and also served as the temporary acting Chief Executive Officer of MusicNet from April 2001 until October 2001. Mr. Glaser received no cash or equity remuneration for his services as Chairman and Director, nor did he receive any such remuneration for his services as the acting Chief Executive Officer. In 2002, we recognized approximately $1.4 million of revenue related to agreements with MusicNet and were reimbursed $217,000 in 2002 for certain administrative services provided to MusicNet on a transitional basis which has been accounted for as a reduction of related expenses. In 2001, we received $4.2 million in cash from MusicNet pursuant to the terms of a license agreement with MusicNet and recognized $0.4 million of revenue related to this agreement. In addition, we were reimbursed $2.1 million in 2001 for certain administrative services provided to MusicNet on a transitional basis which has been accounted for as reduction of related expenses.

      We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent that the quoted market price is less than its accounting basis. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2002, we determined that other-than-temporary declines in fair value had occurred in two of our privately-held investments and three of our publicly traded investments. As a result, impairment charges of $5.1 million were recorded in 2002 to reflect changes in the fair value of these investments in the results of operations. During 2001, certain of these investments were written down to fair value based upon our analysis that the declines in fair value were other-than-temporary, resulting in impairment charges of $25.3 million in 2001.

      As of December 31, 2002, we owned marketable equity securities of a Japanese company, representing approximately 14% of the outstanding shares which are accounted for as available-for-sale securities. The market value of these shares has increased from the original cost, resulting in a carrying value at December 31,

2002 of $17.3 million. The increase over our cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income (loss). During 2002, we sold a portion of our holdings recognizing a gain of $2.4 million which was reclassified from accumulated other comprehensive income to other income (expense), net. There were no similar gains or losses in 2001 or 2000. Excluding the effect of this sale, the fair value of our investment declined by $54.6 million during the year ended December 31, 2002. The market for this investee’s shares is relatively limited, the share price is volatile and our investment is strategic in nature. Accordingly, there can be no assurance that a gain can be realized through the disposition of these shares.

Income Taxes

      During the year ended December 31, 2002, we recognized income tax expense of $6.0 million primarily related to increasing our valuation allowance for net deferred tax assets. In addition, we did not recognize a deferred tax benefit for losses incurred in 2002.

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

      For the year ended December 31, 2001, we recorded an income tax benefit due primarily to the future tax benefit to be received on the loss on excess office facilities when the losses become deductible for income tax purposes. During the same periods, we also recorded impairment losses for other-than-temporary declines in fair value of investments. We did not record a related income tax benefit for these losses, which can only be utilized to offset future capital gains, as we did not have any significant sources of capital gain income as of December 31, 2001.

2002 Quarterly Revenue

      The following table summarizes unaudited revenue for each quarter of 2002 (in thousands):

	Quarter ended

	March 31	June 30	September 30	December 31	Total

	(Dollars in thousands)
Consumer software and related services	$9,455	7,225	6,820	7,776	31,276
Consumer subscription services	13,622	17,800	21,398	22,677	75,497
Systems	22,624	17,147	15,538	13,832	69,141
Advertising	1,591	1,586	1,662	1,926	6,765

Total net revenues	$47,292	43,758	45,418	46,211	182,679

      During the first three quarters of 2002, consumer software and related services revenue declined due to the reasons mentioned above in “Revenues — Consumer Software and Related Services.” Consumer software and related services revenue increased in the fourth quarter due to the launch of seven local language versions of our RealOne premium player software.

      During all four quarters of 2002, consumer subscription services revenue increased due to the reasons mentioned above in “Revenues — Consumer Subscription Services.” We believe the decrease in growth rate in the fourth quarter was primarily caused by limited availability of live sports programming offerings in our subscription services in the fourth quarter.

      During all four quarters of 2002, systems revenue decreased due to the reasons mentioned above in “Revenues — Systems.”

      During all four quarters of 2002, the changes in advertising were due to the timing of selling and delivering advertising contracts.

Impact of Recently Issued Accounting Standards

      We adopted SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

      In connection with SFAS 142’s transitional goodwill impairment evaluation, the Statement required that we perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We were required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would be required to perform the second step of the transitional impairment test, which would require that we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. As of January 1, 2002, the second step was not required as the implied fair value of our reporting units exceeded their respective carrying amounts. In December 2002, we performed a similar test to that described above, in connection with our annual impairment test required under SFAS 142 and, again, the implied fair value of our reporting units exceeded their respective carrying amounts and we were not required to recognize an impairment loss.

      Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally three to five years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through future operating cash flows of the acquired operation.

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We will adopt SFAS 143 on January 1, 2003. The adoption of SFAS 143 is not expected to have a material effect on our financial statements.

      In October 2001, the FASB issued SFAS 144, which was effective for us beginning in 2002. SFAS 144 supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS 121. We adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not affect our consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which is effective for fiscal years beginning after December 31, 2002, with early application encouraged. SFAS 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liabilities Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We do not expect the adoption of SFAS 146 to have a material effect on our consolidated financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements With Multiple Deliverables” (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material effect on our financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123” (SFAS 148). This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

Liquidity and Capital Resources

      Net cash used in operating activities was $0.8 million in 2002. Net cash provided by operating activities was $14.9 million and $56.0 million in 2001 and 2000, respectively. Net cash used in operating activities in 2002 was the result of a net loss of $38.4 million offset by an increase in accrued loss on excess office facilities of $13.5 million, non-cash depreciation expense of $11.8 million, equity in net losses of equity method investments of $6.8 million and impairment of equity investments of $5.1 million. Net cash provided by operating activities in 2001 resulted primarily from a net loss of $74.8 million, a decrease in deferred revenue of $4.7 million, a decrease in accrued and other liabilities of $5.7 million and an increase in prepaid expenses and other current assets of $3.9 million, offset by $25.3 million for impairment of equity investments, $19.4 million from the loss on excess office facilities, depreciation and amortization of $12.1 million, $41.2 million for goodwill amortization and stock-based compensation and a decrease in accounts receivable of $3.1 million. Net cash provided by operating activities in 2000 resulted primarily from a net loss of $110.1 million and increases in accounts receivable of $1.3 million and prepaid expenses and other current assets of $3.5 million, offset by an increase in deferred revenue of $3.7 million, an increase in accrued and other liabilities of $9.3 million, $142.1 million for goodwill amortization and stock-based compensation and depreciation and amortization of $9.3 million.

      Net cash provided by investing activities was $41.3 million in 2002. Net cash used in investing activities was $54.6 million and $89.9 million in 2001 and 2000, respectively. Net cash provided by investing activities in 2002 was primarily related to sales and maturities of short-term investments, partially offset by purchases of equipment and leasehold improvements and purchases of equity securities held as long-term investments. Net cash used in investing activities in 2001 and 2000 was primarily related to net increases in short-term investments, purchases of equity securities held as long-term investments, and purchases of equipment and leasehold improvements.

      Net cash used in financing activities was $23.0 million and $3.4 million in 2002 and 2001, respectively. Net cash provided by financing activities was $21.7 million in 2000. Net cash used in financing activities in 2002 and 2001 was primarily related to repurchases of our common stock, partially offset by exercises of employee stock options. Net cash provided by financing activities of $21.7 million in 2000 was primarily from exercises of employee stock options.

      In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. As of December 31, 2002, we had repurchased approximately 9.1 million shares at an average cost of $4.64 per share.

      At December 31, 2002, we had $326.4 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

      We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros (for Germany and France), pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2002, 2001 and 2000.

      We currently intend to continue our stock repurchase program into 2003 until we reach the $50 million limit authorized by our Board of Directors, which will be a further use of cash. We currently have no planned significant capital expenditures for 2003 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders.

      At December 31, 2002, we had commitments to make the following payments:

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

	(In thousands)
Office leases	$99,133	11,428	23,361	24,580	39,764
Other contractual obligations	55,913	29,612	26,301	—	—

Total contractual cash obligations	$155,046	41,040	49,662	24,580	39,764

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

We Have a Relatively Limited Operating History, Which Makes it Difficult to Evaluate Our Business

      We were incorporated in February 1994 and have a relatively limited operating history, particularly in our consumer subscription businesses. We have limited financial results on which you can assess our future success. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the markets for online consumer subscription services and digital media software in which we operate.

      To address the risks and uncertainties faced by our business, we must meet many challenges including:

•	establishing and maintaining broad market acceptance of our products and services and converting that acceptance into direct and indirect sources of revenues;

•	establishing and maintaining our brand name;

•	timely and successfully developing new products, product features and services and increasing the functionality and features of existing products and services;

•	developing subscription services products that result in high degrees of consumer satisfaction and high levels of consumer usage;

•	successfully responding to competition from Microsoft and others, including competition from emerging technologies and solutions; and

•	developing and maintaining strategic relationships to enhance the distribution, features and utility of our products and services.

      Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

We Have a History of Losses

      We have incurred significant losses since our inception. As of December 31, 2002, we had an accumulated deficit of approximately $258.1 million. We had a net loss for the years ended December 31, 2002, 2001 and 2000, and we may not generate sufficient revenues to be profitable on a quarterly or annual basis in the future. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenues to be profitable in the future.

Our Operating Results Are Likely to Fluctuate Significantly, Which May Cause Our Stock Price to Fluctuate

      As a result of our relatively brief operating history and the rapidly changing and uncertain nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period-to-period, and period-to-period comparisons may not be meaningful. These fluctuations are caused by a number of factors, many of which are beyond our control. Our future operating results could fall below the expectations of public market analysts or investors, which would likely significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

      Our research and development and sales and marketing efforts, and other business expenditures generally, are partially based on predictions regarding certain developments for media delivery and digital media distribution and on the consumption of online consumer subscription services. To the extent that these predictions prove inaccurate, our revenues may not be sufficient to offset these expenditures, and our operating results may be harmed.

Our Revenues May Be Harmed If General Economic Conditions Do Not Improve

      In recent periods, general adverse economic conditions have caused many customers and prospective customers of our media delivery system software to experience financial difficulties. As a result, some of these companies have ceased or consolidated operations, some are continuing to experience financial difficulty, sales cycles for many of our customers and potential customers have become longer and less predictable than in the past and, in some cases, certain customers have adopted the media delivery products of our primary competitor because it bundles its competing media delivery products with its operating system for no additional charge. In particular, customers and potential customers in the systems software and telecommunication industries have become increasingly cautious in their buying decisions due to the economic trends specific to those industries. The macroeconomic environment, including Microsoft’s bundling practices, has also impacted sales to, and the rate of adoption of our systems software products by consumers, customers in the corporate enterprise, broadcast hosting, Internet content provider, non-PC device manufacturer, systems software, telecommunication and original equipment manufacturer market segments. No assurance can be given when, or if, customers in these markets will increase capital spending levels. In the event that a substantial number of our current or potential customers experience financial difficulties in the future, the rate of adoption of our products may be slowed, our ability to increase or maintain sales to such customers will be adversely affected and our ability to generate revenues from these companies will also be adversely impacted. Further, if U.S. or global economic conditions worsen, our business, operating results, and financial condition could be harmed. Our system software revenues are dependent on the health of the economy and the growth of our customers.

      Our consumer subscription services are a new business model for us and we believe these services represent a discretionary spending item for many consumers. Accordingly, the development of these services could be negatively impacted by a general decline in consumer spending levels or other changes in consumer habits caused by macroeconomic conditions, which would harm our business and our business prospects.

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

Our Subscription Services May Not Be Successful

      In August 2000, we introduced our RealPlayer GoldPass subscription service, which provided customers access to a combination of premium software, services and content in exchange for a monthly fee. In December 2001, we launched our RealOne subscription service which is provided through our RealOne Player Plus full-featured digital media player. Members of one of our RealOne subscription services gain access to premium subscription content and are able to take advantage of certain enhanced features of the RealOne Player. These subscription services are a relatively new business model for delivering media over the Internet and represent a new business model for us. It is too early to predict whether consumers will accept in significant numbers our subscription services or whether the services will otherwise be financially viable. To date, costs of our subscription services as a percentage of subscription services revenues are significantly higher than such costs represented in our business historically, and we expect this trend will continue to negatively impact our overall gross margins as we grow our consumer subscription business and it becomes a larger portion of our overall revenues. Our subscription services compete with both traditional and online entertainment service providers although, to date, we have not faced significant direct competition with our subscription service offerings. We anticipate increasing competition for online subscription service revenues from a wide range of companies, including AOL Time Warner, Microsoft and Yahoo!, which has recently announced its intention to compete with our subscription services. Many of our competitors have significantly more resources than us, including access to content, and some of our competitors may be able to leverage their experience in providing subscription or similar services to customers in other businesses to the sale of digital media subscriptions.

      We must continue to obtain premium digital content in order to maintain and increase subscriptions and subscription service revenues and overall customer satisfaction. It is too early to predict whether our subscription business will require highly popular content to increase or maintain subscriptions, and, if so, whether we will be able to obtain such content on a consistent basis, or on commercially acceptable terms. To date, a limited amount of premium digital content has been made available for delivery over the Internet that can only be accessed through a for-pay service and not for free. If we are unable to obtain premium digital content on commercially reasonable terms, or at all, or if we do not successfully market our subscription services to our end users and other potential subscribers, our business could be harmed. In addition, if the adoption of broadband services is slower than anticipated it may impact the desirability of our services as users encounter low-quality content over slower connections. In the future, increased competition for subscription services may make it more difficult to secure content licenses under reasonable terms.

If We Do Not Continue To Add Subscribers To Our Subscription Services Or If We Experience Excessive Rates of Subscriber Churn, Our Revenues and Business Will Be Harmed

      Our subscription services have become an increasingly important source of our total revenues. We believe the subscription business represents a major growth opportunity for us and also creates substantial risks. Subscribers may cancel their subscriptions to our subscription services for many reasons, including a perception that they do not use the subscription services sufficiently, a lack of attractive or exclusive content, the service is of a poor value and customer service issues are not satisfactorily resolved. In order to increase our subscriber numbers and subscription revenues, we must continue to add new subscribers each quarter while minimizing the rate of loss of existing subscribers. If our marketing and promotional activities fail to add significant numbers of new subscribers or if too many of our subscribers cancel their memberships because they are dissatisfied with the service or otherwise, our revenues and business will suffer. In addition, if the costs of such marketing and promotional activities increase in order to add new subscribers, our margins and operating results will suffer. Our subscription revenues and subscription base have grown on a percentage basis in the early phases of the development of our subscription business. If our subscription revenues and subscriber base continue to grow, the percentage growth rates we have experienced to date are unlikely to be sustainable.

      Many of our subscribers subscribe to our stand-alone premium subscription service products, some of which are seasonal in nature, such as our Major League Baseball Advanced Media and NASCAR.com offerings. We have limited experience with these types of offerings and cannot predict how the seasonal nature of these offerings will impact our subscriber growth rates, future subscriber retention levels or our quarterly financial results. No assurance can be given that these stand-alone subscribers will remain subscribers to our subscription services at the end of any season or that they will renew their subscriptions for following seasons. In addition, no assurance can be given that the gross margins associated with these offerings will be consistent with our historical gross margins or our gross margins for our other subscription products, such as RealOne SuperPass.

Our Online Music Services Initiatives May Not Be Successful

      In 2001, we announced the formation of a joint venture called MusicNet with several leading media companies to create a technology platform for online music subscription services. We also entered into an agreement with MusicNet to license the MusicNet platform and service for sale to our own customers. In December 2001, we began offering the RealOne MusicPass subscription service, a for-pay music subscription service based on the MusicNet platform. The business models, technologies and market for online music subscription services are new and unproven. Consumers may not accept certain features of our current RealOne MusicPass subscription offering, including the inability to copy or “burn” RealOne Music content onto CD’s, the expiration of a subscriber’s rights to access RealOne MusicPass content at the end of each month of the subscription, and the availability of a limited selection of content from certain major record labels. To date, consumer adoption and usage of our RealOne MusicPass offering has not been significant. If RealOne MusicPass is unable to improve the features of its music service offering, it may not achieve market acceptance and our financial results and business prospects could be harmed. In addition, we record in our statement of operations our equity share in MusicNet’s net income (loss) which was a loss of $6.3 million for the year ended December 31, 2002. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will need additional funding to support the development of its business model. No assurance can be made that MusicNet will ever contribute net income to our statement of operations or that losses recorded from MusicNet will not increase in the future. Our ability to provide music services is dependent on music licenses from major music labels. The failure of the major music labels to license their music catalogs under terms acceptable to consumers will harm our ability to offer music subscription services.

      Our music subscription services will face competition from traditional offline music distribution competitors and from other new online music services, including pressplay, a joint venture formed between two leading media companies, the Rhapsody music service distributed by Listen.com, Inc. and other online efforts of the leading media companies. Competing services, like pressplay and Rhapsody, may be able to obtain more or better music content or may be able to license such content on more favorable terms than MusicNet, which could harm the ability of MusicNet and our music subscription services to compete effectively in the marketplace. Our music subscription services also face significant competition from “free” peer-to-peer services, such as KaZaA and Morpheus, that allow consumers to directly access an expansive array of free content without securing licenses from content providers. Although several of these “free” services have been found to be illegally violating copyright laws, enforcement efforts to date have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services, even if they are subsequently found to be illegal, substantially impairs the marketability of legitimate services such as RealOne MusicPass. MusicNet also is a licensee of our technology and has used our digital music architecture to build its technology platform. If MusicNet is not successful and other online music subscription services do not license our technology, our business and business prospects could be harmed.

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

      Microsoft is a principal competitor in the development and distribution of digital media and media distribution technology. Microsoft currently competes with us in the market for digital media servers, players, encoders, digital rights management, codecs and other technology and services related to digital distribution of media. Microsoft’s commitment to and presence in the media delivery industry has increased and we expect that Microsoft will continue to increase competitive pressure in the overall market for digital media and media distribution.

      Microsoft distributes its competing streaming media server, player, tools and digital rights management products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge. Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and affect usage of our competing products and formats. Microsoft’s practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships. Microsoft has also invested significant money in, has provided substantial financial incentives to, or offered or conditioned placement on or through the Windows operating system, the Internet Explorer Web browser and Microsoft’s MSN service to certain of our current and potential customers and content suppliers, and we expect this trend to continue, which may cause those customers to stop using or reduce their use of our products and services and which may cause those content suppliers to withhold desirable media content from us or end users of our products and services. Such arrangements, together with Microsoft’s aggressive marketing of its Windows operating systems, server products and digital media products, may reduce our share of the streaming media and digital distribution markets. While courts have ruled that several of Microsoft’s practices violated relevant laws related to illegal maintenance of monopoly power, court remedies to date have had only a minor impact. There can be no assurance that there will be future court remedies against Microsoft’s illegal actions, or if there are any such future remedies, there can be no assurance that these remedies will be effective in curtailing these activities.

      Microsoft’s Windows Media Player competes with our media player products. Certain versions of the Windows Media Player are available for download from Microsoft’s Web site for free, and the Windows Media Player is integrated into Microsoft’s Windows XP operating system and the Windows 98, Windows 2000 and Windows ME operating systems, the Internet Explorer Web browser, and Microsoft’s MSN service. Windows XP, a significant focus of which is digital media delivery, gives very prominent and persistent placement to Microsoft’s Windows Media Player, Windows Media Guide, music services, and other media delivery services in the operating system and on the end user’s desktop. In some cases, the Windows Media Player may override default playback settings set by end users or by our software. New versions of Internet Explorer and MSN Explorer also prominently feature and promote Windows Media. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating systems and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users and content providers to use its streaming or digital media products. In addition, Microsoft does not document or expose all of the interfaces that would allow our products to take full advantage of the features and functionality of Windows XP that it makes available to the Windows Media Player. In light of Microsoft’s efforts and dominant position in operating systems, our market position may be difficult to sustain. The ubiquitous distribution of Windows Media Player with Microsoft’s Windows operating systems may make it less likely that Internet content providers would use our technology.

      Microsoft’s Windows Media Player also competes with the personal music management features of the RealOne Player. Microsoft has made strategic investments in other digital distribution technologies that compete with RealJukebox and with the RealOne Player. The Windows Media Player supports the Windows Media format, but not our media formats. Microsoft also licenses various Windows Media Technology applications, a platform for authoring, delivering and playing digital media intended to compete with our system software products, and supports and promotes other third party products competitive to our products. In addition, Microsoft provides servers that support Windows Media Technologies at no additional cost to customers who purchase its Windows servers, whereas we offer versions of our competitive servers for sale. Microsoft bundles its Windows Media Server product with its server operating systems. In some cases, Microsoft has conditioned use of the Windows Media Digital Rights Management and security technologies supported by Windows XP to support for Windows Media formats and use of Windows Media Player and servers. We compete with Microsoft and Sony Corporation in the market for digital rights management technologies. Sony’s recent acquisition of digital rights management patents from Intertrust in conjunction with Philips Electronics indicates that Sony may increase its focus on competing with us in the market for digital rights management technology. We expect Microsoft, Sony and other competitors to devote significantly greater resources to product development in the music management and digital media categories in the future.

      Microsoft also competes with us to attract broadcasters and owners of high quality or popular content to promote and deliver such content in Microsoft’s formats, in some cases on an exclusive or preferential basis. While we have rights to play back certain content in Microsoft formats through our player products under a limited set of conditions, we may not secure necessary rights from Microsoft to enable our products to play back all such content or content in Microsoft’s newest formats, or such rights may not be available to us on commercially reasonable terms. Our player products may be disadvantaged if they cannot play content in Windows Media formats or content that is secured by the Windows Media Digital Rights Management technology, or if such content providers do not also make their content available in our media formats using digital rights management systems supported by us. In some cases, we believe Microsoft uses its financial resources and monopoly leverage to obtain rights to such content, and to provide incentives to content providers to prepare their content in Microsoft’s formats. If content providers use Microsoft’s digital media technology rather than ours, it may harm our ability to sell subscription services, players and Helix technology. Microsoft’s commitment to and presence in the media delivery industry has increased and we believe that

Microsoft will continue to increase competitive pressure in the overall market for streaming media and media distribution.

      Microsoft has aggressively marketed and licensed its Windows Media technology to consumer electronics companies, a number of which have built support for Windows Media in their products. If Microsoft is successful in spreading Windows Media technology to non-PC devices — in part through leveraging their operating system monopoly — and we are not, it could harm our business.

      In addition to Microsoft, we face competition from other companies that develop and market streaming media products. For example, Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and licenses for free source code to the server under the conditions of Apple’s end user license agreement. Apple also offers competitive music management software and hardware. Apple has recently begun to devote significant resources to developing and marketing digital media products and we expect they will continue to do so to enable them to compete vigorously with us in the marketplace. Apple has also enlisted the open source code development community to assist its development of competitive products. Companies such as AOL Time Warner and Yahoo! and many smaller competitors also offer various products that compete with our player products and content subscription services. In connection with the deployment of our system software in AOL’s Internet service, we also licensed our technology to AOL for use with its own Internet service media player application. Such licensing may impact the number of end users of our player products if AOL users only use AOL applications. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage. If our player products and formats do not continue to achieve a high level of consumer adoption and usage, our revenues and business could be harmed.

We May Be Unable To Successfully Compete In Other Parts of Our Business

      Media Hosting and Delivery. Our media hosting and delivery service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting and broadcast services. These companies include Akamai, Yahoo! Broadcast Services and other emerging broadcast networks. Some of these competitors have cost or other advantages over our services and offer other services that the Real Broadcast Network does not offer, such as creating corporate intranet portals or hosting in media formats not supported by the Real Broadcast Network. We may not establish or sustain our competitive position in this market segment. In recent periods, many of the customers of the Real Broadcast Network have either gone out of business or reduced their usage of our media hosting services. Some of our media hosting competitors are also customers on whom we rely to help drive product download traffic to our Web sites through their broadcast events. We also sell servers and tools to companies that compete with the Real Broadcast Network. If our relationship with these companies becomes more competitive, such companies may reduce their level of usage and purchases of our products or services.

      Web Site Destinations, Content and Advertising. Our Web sites and the Real.com Network compete for user traffic and Internet advertising revenues with a wide variety of Web sites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft’s Windows Media Guide, compete with us and generate substantially more traffic than we do.

      We cannot be certain that advertisers will place advertising with us or that revenues derived from such advertising will be meaningful. Internet advertising revenues across the industry have decreased substantially in recent periods and our advertising revenues have substantially declined during that time. We cannot predict when, or if, advertising revenues will stabilize and it is unlikely that they will return to previous levels. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, our business could be harmed. Our business could also be harmed if we lose Web site traffic or if the usage of our player products fails to produce a sufficient amount of advertising inventory.

We May Not Be Successful In the Market For Downloadable Media and Personal Music Management Systems

      The market for products that enable the downloading of media and that provide a personal music management system is relatively new and still evolving. We may be unable to develop a revenue model or sufficient demand to take advantage of this market opportunity. We cannot predict whether consumers will adopt RealJukebox or the RealOne Player as their primary application to play, record, download and manage their digital music. There are a number of competitive products on the market that offer certain of the music management features currently offered by RealJukebox and by the RealOne Player. These products include WinAmp Player, MusicMatch Jukebox, Apple QuickTime Player, Sonique Player, AOL client and Windows Media Player. Given the size and importance of the general market for music distribution, competitors will likely release additional products that directly compete with RealJukebox and the RealOne Player, which could harm our business. Our competitors may develop new features and technology not available in RealJukebox or the RealOne Player, including advanced codecs and digital rights management technology, which could harm our business.

      RealJukebox and the RealOne Player also face competition from the emergence of widespread peer-to-peer file sharing services and programs such as KazaA and Morpheus, and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives. These services allow consumers to directly access an expansive array of content without relying on content providers to make the content available for streaming or digital download, and without relying on products such as our RealJukebox or RealOne Player to be able to play, record and store such content. Our inability to achieve widespread acceptance for our digital music architecture or our player products or to create new revenue streams from the new market segments, including digital music content, could harm the prospects for our business.

      We must also provide digital rights management solutions and other security mechanisms in order to address concerns of content providers, and we cannot be certain that we can develop, license or acquire such solutions, or that content licensors or consumers will accept them. In addition, consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. In connection with the continued development of our products, particularly with respect to the adaptation of our products on non-PC devices, we may need to license other digital rights management solutions to support our products. No assurance can be given that such solutions will be available to us, or, if they will be available to us at reasonable rates or upon reasonable terms, which could harm the development of our products and our business.

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

We Rely On Content Provided By Third Parties To Increase Market Acceptance of Our Products and Services

      If third parties do not develop or offer compelling content to be delivered over the Internet, or grant necessary licenses to us or our customers to distribute or perform such content, our business will be harmed and our products and services may not achieve or sustain broad market acceptance. We rely on third-party content providers, such as radio and television stations, record labels, media companies, Web sites and other companies, to develop and offer content in our formats that can be delivered using our server products and played back using our player products. We also rely entirely on third-party content for the programming and content offerings that comprise our RealOne and stand-alone subscription services. In some cases, we pay substantial fees to obtain content for these services. In order to provide a compelling subscription service, we must be able to offer unique and in some cases exclusive content and programming to our customers. We face competition in the market for subscription content services from companies such as AOL Time Warner, Microsoft and Yahoo!, who may have greater access to content or the ability to pay substantially higher fees to content providers. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats, nor can we guarantee that we will be able to secure licenses to their content or that such licenses will be available at commercially reasonable rates, to encourage and sustain broad market acceptance of our products and services. The failure to do so would harm our business and our business prospects.

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

      RealJukebox and the RealOne Player support or will support a variety of audio formats, including RealAudio, MP3, Windows Media Audio, Apple QuickTime and MPEG-4. Support for some formats, including Windows Media Audio and Apple QuickTime, requires the user to have additional third party software installed. However, technical formats and consumer preferences evolve very rapidly, and we may be unable to adequately address consumer preferences or fulfill the market demand to the extent it exists. We may be unable to license technologies, like codecs, that obtain widespread consumer and developer use which would harm consumer and developer acceptance of our products and services. In addition, our codecs and formats may not continue to be in demand or as desirable as other third party codecs and formats, including industry standard codecs and formats created by MPEG, become more readily available.

We Depend On Key Personnel Who May Not Continue To Work For Us

      Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Robert Glaser, our founder, Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Glaser or other key executive officers or employees could harm our business. If any of these individuals were to leave RealNetworks, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. A number of our key employees have reached or will soon reach the five-year anniversary of their RealNetworks hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While most personnel are typically granted additional five-year stock options subsequent to their hire date to provide additional incentive to remain at RealNetworks, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant. We do not maintain “key person” life insurance policies. If we do not succeed in retaining and motivating existing personnel, our business could be harmed.

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

Potential Acquisitions Involve Risks We May Not Adequately Address

      As part of our business strategy, we have acquired technologies and businesses in the past, and expect that we will to continue to do so in the future. The failure to adequately address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business. Acquisition or business combination transactions are accompanied by a number of significant risks. Financial risks related to acquisitions may harm our financial position, reported operating results or stock price, and include:

•	potentially dilutive issuances of equity securities;

•	use of cash resources;

•	the incurrence of debt and contingent liabilities;

•	large write-offs and difficulties in assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset; and

•	amortization expenses related to other intangible assets.

      Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:

•	difficulties in assimilating the operations, products, technology, information systems or personnel of the acquired company;

•	diversion of management’s attention from other business concerns and the potential disruption of our ongoing business;

•	the difficulty of incorporating acquired technology or content and rights into our products and services and unanticipated expenses related to such incorporation;

•	impairment of relationships with our employees, affiliates, advertisers and content providers;

•	inability to maintain uniform standards, controls, procedures and policies;

•	the assumption of known and unknown liabilities of the acquired company;

•	entrance into markets in which we have no direct prior experience; and

•	subsequent loss of key employees of the acquired company.

We May Not Be Successful In Making Strategic Investments

      We have made, and in the future we may continue to make, strategic investments in other companies. These investments have been made, and future investments will likely be made, in immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investment. We may not be able to identify suitable investment candidates, and, even if we do, we may not be able to make those investments on acceptable terms. In addition, even if we make investments, we may not gain strategic benefits from those investments.

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

Rate of Adoption of Broadband Technologies Poses Risks To Our Business

      We believe that increased Internet use and especially the increased use of media over the Internet may depend on the availability of greater bandwidth or data transmission speeds (also known as broadband transmission). If broadband technologies do not become widely available or widely adopted, our products and services, particularly our subscription services, may not achieve broad market acceptance and our business and prospects could be harmed. To date, we believe that broadband technologies have been adopted at a slower rate than expected, which we believe has slowed the level of use of media over the Internet and may harm our business and prospects if the rate of adoption does not increase.

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

      Also, our products and services may not achieve market acceptance or generate sufficient revenues to offset our costs of developing products and services compatible with broadband transmission formats and infrastructure. Development of products and services for a broadband transmission infrastructure involves a number of additional risks, including:

•	changes in content delivery methods and protocols;

•	the emergence of new competitors, such as traditional broadcast and cable television companies, which have significant control over access to content, substantial resources and established relationships with media providers;

•	the development by our current competitors, particularly Microsoft and AOL Time Warner, of relationships with, or ownership interests in, companies that have significant access to or control over the broadband transmission infrastructure or content; and

•	the need to establish new relationships with non-PC based providers of broadband access, such as providers of television set-top boxes and cable television, some of which may compete with us.

More Individuals Are Utilizing Non-PC Devices To Access the Internet and We May Not Be Successful In Developing Versions of Our Products and Services That Will Gain Widespread Adoption By Users of Such Devices

      In the coming years, the number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, cellular telephones, television set-top devices, game consoles and Internet appliances, is expected to increase dramatically. Manufacturers of these types of products are increasingly investing in media-related applications, but development of these devices is still in an experimental stage and business models are new and unproven. If we are unable to attract and retain a substantial number of alternative device manufacturers to license and incorporate our technology into their devices, we may fail to capture a sufficient share of an increasingly important portion of the market for digital media delivery. Further, a failure to develop revenue-generating relationships with a sufficient number of device manufacturers could harm our business prospects.

      We do not believe that complete standards have emerged with respect to non-PC wireless and cable-based systems, though participants in those industries generally express support for the evolution of industry-wide standards which may disfavor proprietary solutions. Likewise, no single company has yet gained a dominant position in the mobile device market. However, certain third party products and services in these markets support our technology, and certain products and services support our competitors’ technologies, especially Microsoft, which can use its monopoly position in the operating system business and other financial resources to gain access to these markets, potentially to our exclusion. In addition, our brand and capabilities are not as well known in these market sectors which has and may continue to create opportunities for smaller competitors to effectively compete with us, especially in the market for mobile devices outside the United States. Other companies’ products and services, including industry-standard technologies like MPEG-4 and 3GPP, or other new standards may emerge or become dominant in any of these areas, and differing standards may emerge among different global markets, which could reduce demand for our technology and products or render them obsolete. In addition, our ability to reach customers in these markets is often controlled by large network operators and our success in these markets is dependent on securing relationships with these key operators.

      We have also recently announced our Helix initiative, which is aimed, in part, at stimulating the development of Internet media technology on non-PC devices. If the open-source features of Helix do not successfully stimulate the development of technology on non-PC devices using our platform, our business and prospects could be harmed.

We Could Lose Strategic Relationships That Are Essential To Our Business

      The loss of certain current strategic relationships or key licensing arrangements, the inability to find other strategic partners or the failure of our existing relationships to achieve meaningful positive results for us could harm our business. We rely in part on strategic relationships to help us:

•	increase adoption of our products through distribution arrangements;

•	increase the amount and availability of compelling media content on the Internet to help boost demand for our products and services, including our RealOne subscription services;

•	acquire desirable or necessary technology components and intellectual property rights;

•	establish and maintain our brands;

•	expand the range of commercial activities based on our technology; and

•	increase the performance and utility of our products and services.

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

Our Business Will Suffer If Our Systems Fail or Become Unavailable

      A reduction in the performance, reliability or availability of our Web sites and network infrastructure may harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our revenues depend in large part on the number of users that download our products from our Web sites, access the content services on our Web sites and use our subscription services. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications, and our systems could be subject to greater vulnerability in periods of high employee turnover, such as after our recent staff reductions. A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures.

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

      Our electronic commerce and digital distribution activities are managed by complex software and computer systems. We must continually develop and update these systems over time as our business and business needs grow and change, and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures, authentication or payment processing problems, or security issues. We have on occasion experienced system errors and failures that cause interruption in availability of products or content or an increase in response time, and any such errors or failures could result in a loss of potential or existing business services customers, users, subscribers, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Web sites could be less attractive to such entities or individuals and our business could be harmed.

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

      Our computer and communications infrastructure is located at a single leased facility in Seattle, Washington, an area that is at heightened risk of earthquake and volcanic events. We do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

Our Network Is Subject To Security Risks That Could Harm Our Business and Reputation and Expose Us To Litigation Or Liability

      Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security risks, including:

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

Our International Operations Involve Operational and Financial Risks

      We operate subsidiaries in ten foreign countries, and market and sell products in a number of other countries. We have also entered into joint ventures internationally. For the year ended December 31, 2002, approximately 28% of our revenues were derived from international operations.

      A key part of our strategy is to develop localized products and services in international markets through joint ventures, subsidiaries and branch offices. If we do not successfully implement this strategy, we may not recoup our international investments and we may lose worldwide market share. To date, we have only limited experience in developing localized versions of our products and services and marketing and operating our products and services internationally, and we often rely on the efforts and abilities of our foreign business partners in such activities. We believe that in light of the potential size of the customer base and the audience for content, and the substantial anticipated competition, we need to continue to expand into international markets in order to effectively obtain and maintain market share. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower in adoption of the Internet as an advertising and commerce medium, which is reflected in our international revenue results.

      In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language and cultural differences, different or conflicting laws and regulations and exchange rate fluctuations.

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

      As of December 31, 2002, we had 45 registered U.S. trademarks or service marks, and had applications pending for several more U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealOne, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

      As of December 31, 2002, we had 20 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We intend to increase our investment in filing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties.

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

      From time to time we receive claims and inquiries from third parties alleging that our internally developed technology or technology we license from third parties may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We are now investigating a number of such pending claims. In July 2002, a lawsuit was filed against RealNetworks in federal court in Boston, alleging that RealNetworks willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” The plaintiff seeks to enjoin RealNetworks from the alleged infringing activity and to recover treble damages from the alleged infringement. RealNetworks has filed a counterclaim against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as its reasonable attorneys fees and costs. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and harm our business.

      In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against us and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas — Dallas Division. The plaintiffs allege that we, individually and in combination with Broadcast.com, infringe on a certain patent owned by the plaintiffs. The plaintiffs filed a similar claim, based on the same patent, as a separate lawsuit against Microsoft and Broadcast.com, which was consolidated with the lawsuit against us. We have settled the lawsuit on our behalf as of January 10, 2003, and we have settled any indemnity obligation owing from us to Broadcast.com. The claims against us have been dismissed with prejudice. The terms of the settlement are confidential, but will not have a material adverse affect on our financial position or results of operations.

We Are Subject To Risks Associated With Governmental Regulation and Legal Uncertainties

      Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

      We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, taxation, gambling, security, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

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

      The Digital Millennium Copyright Act (DMCA) includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which are determined by arbitration proceedings, known as CARP proceedings, supervised by the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under U.S. copyright law are pending. We cannot predict the outcome of these CARP proceedings and may elect instead to directly license music content for our subscription and/or non-subscription services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States, and the availability of corresponding licenses for international performances is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. Many of our systems software and Real Broadcast Network customers may be affected by these rates, which may negatively impact our revenues. There are three other CARPs in process for 2002-2003 which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these CARPs will also likely affect our business in ways that we cannot predict. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future CARPs relating to music subscription delivery services, which may also adversely affect the online distribution of music and, in particular, our RealOne Music subscription service.

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

We May Be Subject To Market Risk and Legal Liability In Connection With the Data Collection Capabilities of Our Products and Services

      Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products send information to servers at RealNetworks. Many of the services we provide also require that a user provide certain information to us. We post an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. Any failure by us to comply with our posted privacy policy and existing or new legislation regarding privacy issues could impact the market for our products and services, subject us to litigation and harm our business.

      Between November 1999 and March 2000, fourteen lawsuits were filed against us in federal and/or state courts in California, Illinois, Pennsylvania, Texas and Washington. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. We have filed answers denying the claims and have filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by our End User License Agreements. The Washington State Court has granted our motion to compel arbitration. However, the California trial court has entered an order stating that it is not bound by the Washington court’s decision. That order is currently under review by the California Court of Appeal. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under our End User License Agreement. RealNetworks and the California state court plaintiffs have agreed on tentative terms to settle the California litigation. The proposed settlement must be approved by the California court before taking effect and it has not yet been approved. Under the agreed terms, the settlement would not have a material effect on the Company’s financial condition or results of operations. Although no assurance can be given as to the outcome of these lawsuits, we believe that the allegations in these actions are without merit, and intend to vigorously defend ourselves. If the plaintiffs prevail in their claims, we could be required to pay damages or other penalties, in addition to complying with injunctive relief, which could harm our business and our operating results.

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

Our Directors and Executive Officers Beneficially Own Approximately 37.3% of Our Stock; Their Interests Could Conflict With Yours; Significant Sales of Stock Held By Them Could Have a Negative Effect On Our Stock Price; Shareholders May Be Unable To Exercise Control

      As of December 31, 2002, our executive officers, directors and affiliated persons beneficially owned approximately 37.3% of our common stock. Robert Glaser, our Chief Executive Officer and Chairman of the

Board, beneficially owns approximately 33.9% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

Our Stock Price Has Been and May Continue To Be Volatile

      The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended December 31, 2002, the price of our common stock ranged from $2.68 to $9.28 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

We May Be Subject To Assessment of Sales and Other Taxes For the Sale of Our Products, License of Technology or Provision of Services

      We may have to pay past sales or other taxes that we have not collected from our customers. We do not currently collect sales or other taxes on the sale of our products, license of technology or provision of services in states and countries other than those in which we have offices or employees. Our business would be harmed if one or more states or any foreign country were able to require us to collect sales or other taxes from past sales of products, licenses of technology or provision of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and may have to pay such taxes out of our own funds.

      In October 1998, the Internet Tax Freedom Act (“ITFA”) was signed into law. Among other things, the ITFA imposed a three-year moratorium on discriminatory taxes on electronic commerce which expired October 20, 2001. In November 2001, the moratorium was extended another two years until November 2003. Nonetheless, foreign countries or, following the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdictions. The European Union introduced legislation effective July 1, 2003, requiring all non-European Union vendors to collect Value Added Tax (“VAT”). VAT is imposed on sales of all electronically supplied software and services including software products, games, data, publications, music, video and fee-based broadcasting services. It is our intention to comply with the European Union VAT legislation upon its effective date. In order to comply with the VAT legislation, we must modify our existing customer transaction processing system to meet the requirements imposed by the legislation. While we anticipate that our systems will be able to accommodate the requirements of the legislation, there can be no assurance that the European Union will not make further modifications to the legislation, the effects of which could require significant enhancements to our systems and increase the cost of selling our products and services into the European Union. Additionally, we have not determined the impact VAT will have on the pricing and demand for our products and services, the effects of which may adversely impact our revenue and profit. We anticipate the collection and remittance of VAT will subject us to additional currency fluctuation risks.

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

Special Note Regarding Forward-Looking Statements

      We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	the future development and growth of, and opportunities for, the Internet and the online media delivery market;

•	the features and functionality of our future products, services and technologies;

•	the future adoption of our current and future products, services and technologies;

•	future revenue opportunities;

•	the future growth of our customer base;

•	our ability to successfully develop and introduce future products and services;

•	future expense levels (including cost of revenues, research and development, sales and marketing and general and administrative);

•	future sales and marketing efforts;

•	future capital needs and capital expenditures;

•	the effect of past and future acquisitions;

•	future charges for impairment of long-lived assets and goodwill;

•	future prepayment requirements in our customers’ contracts and the associated effect on deferred revenues;

•	future rates of growth of our costs of service revenues and future reductions in gross margins;

•	the impact of our interest in MusicNet on our operating results;

•	whether we will pay federal income taxes in the near future;

•	potential effects of interest rates on our operating results;

•	future competition from existing and new competitors and our ability to compete with such competitors;

•	the anticipated benefits of allowing access to our source code by the open source community;

•	whether our products and services will be accepted in international markets;

•	our future charitable donations;

•	the future effectiveness of our intellectual property rights; and

•	the impact of current litigation in which we are involved.

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

      Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality securities as specified in our investment policy guidelines. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, in a falling rate environment there may be a degree of reinvestment risk since as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority matures within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the year ended December 31, 2002.

      The table below presents the amounts related to weighted average interest rates and contractual maturities of our short-term investment portfolio at December 31, 2002 (dollars in thousands):

	Weighted	Expected Maturity Dates
	Average				Amortized	Estimated
December 31, 2002	Interest Rate	2003	2004	2005	Cost	Fair Value

Short-term investments:
Corporate notes	4.32%	$42,479	7,445	1,000	50,924	51,040
Commercial paper	2.29	20,711	—	—	20,711	20,711
U.S. Government agency securities	3.74	88,091	24,137	3,000	115,228	115,541

Total short-term investments	3.71%	$151,281	31,582	4,000	186,863	187,292

      Investment Risk. As of December 31, 2002, we had investments in voting capital stock of both public and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Based upon an evaluation of the facts and circumstances during 2002, we determined that an other-than-temporary impairment had occurred on five of our investments. Impairment charges have been recorded to reflect these investments at fair value. Impairment charges of $5.1 million were recognized in 2002. Equity price fluctuations of plus or minus 10% of prices at December 31, 2002 would have had an approximate $1.8 million impact on the value of our investments in publicly traded companies at December 31, 2002, related primarily to our investment in a publicly traded Japanese company.

      Foreign Currency Risk. We conduct business internationally in several currencies. As such, we are exposed to adverse movements in foreign currency exchange rates.

      Our exposure to foreign exchange rate fluctuations arise in part from: (1) translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation, (2) the re-measurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes, and (3) non-U.S. dollar denominated sales to foreign customers.

      A portion of these risks is managed through the use of financial derivatives, but fluctuations could impact our results of operations and financial position.

      Generally, our practice is to manage foreign currency risk for the majority of material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. We do not designate our foreign exchange forward contracts related to short-term intercompany accounts as hedges and, accordingly, we adjust these instruments to fair value through results of operations. However, we may periodically hedge a portion of our foreign exchange exposures associated with material firmly committed transactions, long-term investments, highly predictable anticipated exposures and net investments in foreign subsidiaries.

      Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

      Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the years ended December 31, 2002, 2001 and 2000.

      At December 31, 2002, we had the following foreign currency contracts outstanding (in thousands):

		Contract
	Contract Amount	Amount
	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP)1,000	$1,590	$12
Euro (“EUR”) (contracts to receive EUR/pay US$)	(EUR)240	$247	$5
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN)293,200	$2,410	$(70)

      All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.

Item 8.	Financial Statements and Supplementary Data

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$309,071	344,509
Trade accounts receivable, net of allowances for doubtful accounts and sales returns of $2,501 in 2002 and $1,823 in 2001	6,560	5,854
Prepaid expenses and other current assets	7,278	7,244
Deferred income taxes	—	5,225

Total current assets	322,909	362,832

Equipment and leasehold improvements, at cost:
Equipment and software	27,536	31,298
Leasehold improvements	25,227	24,965

Total equipment and leasehold improvements	52,763	56,263
Less accumulated depreciation and amortization	22,718	20,721

Net equipment and leasehold improvements	30,045	35,542

Restricted cash equivalents	17,300	17,300
Equity investments	29,196	92,940
Other assets	1,726	1,070
Deferred income taxes	—	360
Goodwill, net of accumulated amortization of $96,432 in 2002 and 2001	60,077	57,816
Other intangible assets, net of accumulated amortization of $102 in 2002 and $0 in 2001	848	—

Total assets	$462,101	567,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,830	9,950
Accrued and other liabilities	31,083	30,853
Deferred revenue, excluding non-current portion	31,771	31,462
Accrued loss on excess office facilities, excluding non-current portion	3,825	5,288

Total current liabilities	74,509	77,553

Deferred revenue, excluding current portion	12,446	15,380
Accrued loss on excess office facilities, excluding current portion	22,110	7,149
Deferred rent	3,271	2,899
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value
Authorized 1,000,000 shares; issued and outstanding 157,681 shares in 2002 and 159,844 shares in 2001	158	160
Additional paid-in capital	609,833	628,919
Deferred stock compensation	(1,070)	(914)
Accumulated other comprehensive income (loss)	(1,054)	56,463
Accumulated deficit	(258,102)	(219,749)

Total shareholders’ equity	349,765	464,879

Total liabilities and shareholders’ equity	$462,101	567,860

See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net revenues:
Software license fees	$72,753	108,586	148,091
Service revenues	103,161	64,740	52,505
Advertising	6,765	15,579	40,942

Total net revenues	182,679	188,905	241,538

Cost of revenues:
Software license fees	6,865	7,969	14,341
Service revenues	41,259	23,895	14,718
Advertising	2,145	6,324	9,629

Total cost of revenues	50,269	38,188	38,688

Gross profit	132,410	150,717	202,850

Operating expenses:
Research and development (excluding non-cash stock-based compensation of $1,328 for 2002, $(9,498) for 2001 and $92,161 for 2000, included below)	48,186	55,904	57,819
Sales and marketing (excluding non-cash stock-based compensation of $0 for 2002, $(42) for 2001 and $4,454 for 2000, included below)	73,928	73,129	101,197
General and administrative	19,820	20,554	27,807
Loss on excess office facilities	17,207	22,208	—
Personnel reduction and related charges	3,595	3,613	—
Goodwill amortization, acquisition charges, and stock-based compensation	1,328	40,633	142,053

Total operating expenses	164,064	216,041	328,876

Operating loss	(31,654)	(65,324)	(126,026)

Other income (expense):
Interest income, net	7,483	17,653	21,804
Equity in net loss of MusicNet	(6,324)	(3,946)	—
Impairment of equity investments	(5,103)	(25,342)	—
Other income (expense)	3,217	(1,862)	(2,933)

Other income (expense), net	(727)	(13,497)	18,871

Net loss before income taxes	(32,381)	(78,821)	(107,155)
Income tax provision (benefit)	5,972	(4,058)	2,966

Net loss	$(38,353)	(74,763)	(110,121)

Basic and diluted net loss per share	$(0.24)	(0.47)	(0.72)
Shares used to compute basic and diluted net loss per share	159,365	160,532	153,870
Comprehensive loss:
Net loss	$(38,353)	(74,763)	(110,121)
Unrealized gain (loss) on investments:
Unrealized holding gains (losses), net of tax	(55,900)	53,516	(12,338)
Adjustments for losses (gains) reclassified to net loss	(1,705)	16,519	—
Foreign currency translation adjustments	88	(188)	(143)

Comprehensive loss	$(95,870)	(4,916)	(122,602)

See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(38,353)	(74,763)	(110,121)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of goodwill and stock-based compensation	1,328	41,162	142,053
Depreciation and amortization of equipment and leasehold improvements	11,760	12,111	9,287
Impairment of equity investments	5,103	25,342	—
Equity in net losses of equity method investments	6,790	4,568	1,859
Loss (gain) on sale of equity investments	(2,348)	151	1,246
Accrued loss on excess office facilities	13,498	19,396	—
Income tax benefit related to stock options	—	2,981	16,230
Deferred income taxes	5,585	(7,921)	(14,142)
Other	567	800	34
Changes in certain assets and liabilities:
Trade accounts receivable	(914)	3,101	(1,297)
Prepaid expenses and other current assets	(27)	(3,884)	(3,511)
Accounts payable	(2,532)	2,153	1,389
Accrued and other liabilities	965	(5,678)	9,252
Deferred revenue	(2,210)	(4,661)	3,699

Net cash provided by (used in) operating activities	(788)	14,858	55,978

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(6,264)	(12,227)	(23,993)
Purchases of short-term investments	(524,817)	(737,205)	(854,816)
Sales and maturities of short-term investments	578,012	713,538	822,750
Purchase of long-term equity investments	(6,550)	(18,480)	(29,299)
Change in other assets	—	189	4,058
Decrease (increase) in restricted cash equivalents	—	1,500	(5,100)
Proceeds from sale of long-term equity investments	3,312	—	—
Payment of acquisition costs, net of cash acquired	(2,422)	(1,949)	(3,526)

Net cash provided by (used in) investing activities	41,271	(54,634)	(89,926)

Cash flows from financing activities:
Net proceeds from sales of preferred and common stock and exercise of stock options and warrants	7,741	8,003	21,427
Repurchase of common stock	(30,728)	(11,446)	—
Collection of shareholder loan receivable	—	—	310

Net cash provided by (used in) financing activities	(22,987)	(3,443)	21,737

Effect of exchange rate changes on cash	101	(484)	(859)

Net increase (decrease) in cash and cash equivalents	17,597	(43,703)	(13,070)
Cash and cash equivalents at beginning of year	104,182	147,885	160,955

Cash and cash equivalents at end of year	$121,779	104,182	147,885

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	—	62
Cash paid during the year for income taxes	352	567	227
Supplemental disclosure of noncash financing and investing activities:
Common stock issued in business combinations, net of deferred compensation	1,004	—	138,239
Payable for repurchase of common stock	216	1,344	—

See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Deferred	Other		Total
			Paid-in	Stock	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Compensation	Income (loss)	Deficit	Equity

	(In thousands)
Balances at December 31, 1999	149,648	$150	366,177	—	(903)	(34,865)	330,559
Common stock issued:
Exercise of options and Employee Stock Purchase Plan	5,174	5	21,422	—	—	—	21,427
Business combinations	4,428	4	288,072	(149,837)	—	—	138,239
Payment of services	1	—	34	—	—	—	34
Amortization of deferred stock compensation	—	—	—	96,615	—	—	96,615
Repayment of shareholder loan	—	—	310	—	—	—	310
Escrow shares returned	(37)	—	—	—	—	—	—
Tax benefit related to stock options	—	—	16,230	—	—	—	16,230
Unrealized loss on investments, net of tax	—	—	—	—	(12,338)	—	(12,338)
Translation adjustment	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	(110,121)	(110,121)

Balances at December 31, 2000	159,214	159	692,245	(53,222)	(13,384)	(144,986)	480,812
Exercise of options and Employee Stock Purchase Plan	3,579	4	7,999	—	—	—	8,003
Amortization of deferred stock							—
compensation net of reversals and forfeitures of deferred stock compensation	(525)	(1)	(61,856)	52,308	—	—	(9,549)
Repurchase of common stock	(2,424)	(2)	(12,788)	—	—	—	(12,790)
Tax benefit related to stock options	—	—	2,981	—	—	—	2,981
Unrealized gain on investments, net of tax	—	—	—	—	53,516	—	53,516
Adjustments for losses (gains) reclassified to net loss	—	—	—	—	16,519	—	16,519
Translation adjustment	—	—	—	—	(188)	—	(188)
Other	—	—	338	—	—	—	338
Net loss	—	—	—	—	—	(74,763)	(74,763)

Balances at December 31, 2001	159,844	160	628,919	(914)	56,463	(219,749)	464,879
Common stock issued:
Exercise of options and Employee Stock Purchase Plan	4,175	4	7,737	—	—	—	7,741
Business combinations	374	—	2,488	(1,484)	—	—	1,004
Amortization of deferred stock compensation	—	—	—	1,328	—	—	1,328
Repurchase of common stock	(6,712)	(6)	(29,594)	—	—	—	(29,600)
Unrealized loss on investments, net of tax	—	—	—	—	(55,900)	—	(55,900)
Adjustments for losses (gains) reclassified to net loss	—	—	—	—	(1,705)	—	(1,705)
Translation adjustment	—	—	—	—	88	—	88
Other	—	—	283	—	—	—	283
Net loss	—	—	—	—	—	(38,353)	(38,353)

Balances at December 31, 2002	157,681	$158	609,833	(1,070)	(1,054)	(258,102)	349,765

See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002, 2001 and 2000

Note 1. Description of Business and Summary of Significant Accounting Policies

      A.     Description of Business. RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading global provider of network-delivered digital media services and the technology that enables digital media creation, distribution and consumption. The Company develops and markets software products and services designed to enable users of personal computers and other consumer electronic devices to send and receive audio, video and other multimedia services using the Internet and other digital networks.

      Inherent in the Company’s business are various risks and uncertainties, including its limited operating history and the limited history of premium subscription services on the Internet. The Company’s success may depend in part upon the emergence of the Internet and corporate intranets as a communications medium, the acceptance of the Company’s technology and services by the marketplace and the Company’s ability to generate license, service and advertising revenues from the use of its technology on the Internet.

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

      The Company has investments that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s consolidated operating results. In certain cases where the Company has loaned the investee funds, the Company may record more than its relative share of the investee’s losses.

      E.     Fair Value of Financial Instruments. At December 31, 2002, the Company had the following financial instruments: cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

      F.     Revenue Recognition. The Company recognizes revenue pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.”

      Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not fixed or determinable or that collectibility is not probable, the Company defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable or as cash is received when collectibility concerns exist.

      For multiple element arrangements when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, the Company recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. If specific objective evidence does not exist for an undelivered element in a software arrangement, which may include distribution or other term-based arrangements in which the license fee includes support during the arrangement term, revenue is recognized over the term of the support period commencing upon delivery of the Company’s technology to the customer.

      Revenue from software license agreements with original equipment manufacturers (OEM) is recognized when the OEM delivers its product incorporating the Company’s software to the end user. In the case of prepayments received from an OEM, the Company generally recognizes revenue based on the actual products sold by the OEM. If the Company provides ongoing support to the OEM in the form of future upgrades, enhancements or other services over the term of the contract, revenue is generally recognized ratably over the term of the contract.

      Service revenues include payments under support and upgrade contracts, RealOne media subscription services, and fees from consulting services and streaming media content hosting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenues are recognized ratably over the period that services are provided, which is generally one to twelve months. Other service revenues are recognized when the services are performed.

      Fees generated from advertising appearing on the Company’s Web sites, and from advertising included in the Company’s products, such as fees for distribution of RealChannels, LiveStations, and e-commerce and other links in the RealPlayer, RealJukebox and GoldPass/ RealOne products, are recognized as revenue over the terms of the contracts. The Company may guarantee a minimum number of advertising impressions, click-throughs or other criteria on the Company’s Web sites or products for a specified period. To the extent these guarantees are not met, the Company defers recognition of the corresponding revenues until guaranteed delivery levels are achieved.

      G.     Research and Development. Costs incurred in research and development are expensed as incurred. Software development costs are required to be capitalized when a product’s technological feasibility has been established through the date the product is available for general release to customers. The Company has not capitalized any software development costs as technological feasibility is generally not established until a working model is completed at which time substantially all development is complete.

      H.     Stock-Based Compensation. The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, the Company accounts for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees,” (APB 25) and related interpretations. Compensation cost for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. Compensation cost for awards to non-employees is based on the fair value of the awards in accordance with SFAS 123 and related interpretations.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recognizes compensation cost related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

      At December 31, 2002, the Company has five stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Net loss, as reported	$(38,353)	(74,763)	(110,121)
Plus: Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	1,328	(9,540)	96,615
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	77,781	97,752	319,127

Pro forma net loss	$(114,806)	(182,055)	(332,633)

Earnings per share:
Basic and diluted — as reported	$(0.24)	(0.47)	(0.72)
Basic and diluted — pro forma	(0.72)	(1.13)	(2.16)

      I.     Advertising Expenses. The Company expenses the cost of advertising and promoting its products as incurred. Such costs are included in sales and marketing expense and totaled $3.8 million in 2002, $2.2 million in 2001 and $8.9 million in 2000.

      J.     Depreciation and Amortization. Depreciation and amortization of equipment and leasehold improvements are computed using the straight-line method over the lesser of the estimated useful lives of the assets, generally three years, or the lease term. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in business combinations accounted for under the purchase method. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

      The provisions of SFAS No. 141, “Business Combinations” (SFAS 141) were adopted effective July 1, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

      In connection with SFAS 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test which would require the Company to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. As of January 1, 2002, the second step was not required as the implied fair value of the Company’s reporting units exceeded their respective carrying amounts. In December 2002, the Company performed a similar test to that described above, in connection with its annual impairment test required under SFAS 142 and, again, the implied fair value of the reporting units exceeded their respective carrying amounts and the Company was not required to recognize an impairment loss.

      Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 3 to 5 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through future operating cash flows of the acquired operation.

      K.     Income Taxes. The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.

      L.     Trade Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on analysis of historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and specified other balances are reviewed individually for collectibility. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

      M.     Derivative Financial Instruments. The Company conducts business internationally in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. A portion of these risks is managed through the use of financial derivatives, but fluctuations could impact the Company’s results of operations and financial position. The Company’s foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated a hedge, then depending on the nature of the hedge, changes in fair value will either be recorded immediately in results of operations, or be recognized in other comprehensive income until the hedged item is recognized in results of operations.

      The following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount	Contract Amount
December 31, 2002	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP) 1,000	$1,590	$12
Euro (“EUR”) (contracts to receive EUR/pay US$)	(EUR) 240	$247	$5
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN) 293,200	$2,410	$(70)

	Contract Amount	Contract Amount
December 31, 2001	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay GBP/receive US$)	(GBP) 304	$436	$(6)
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN) 312,743	$2,564	$184

      No derivative instruments were outstanding at December 31, 2002, which were designated as hedges for accounting purposes.

      N.     Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in 2002, 2001 and 2000, basic and diluted net loss per share are the same for those periods. The share count used to compute basic net loss per share is calculated as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Weighted average shares outstanding	159,739	160,715	153,956
Less restricted shares	374	183	86

Shares used to compute basic net loss per share	159,365	160,532	153,870

      In addition to the restricted shares above, the computation of diluted net income (loss) per share excludes the following options to acquire shares of common stock for the years indicated because their effect would be anti-dilutive (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Common stock options	34,587	36,903	41,614
Weighted average exercise price per share	$7.23	7.71	25.69

      O.     Comprehensive Income (Loss). The Company’s comprehensive income (loss) for 2002, 2001 and 2000 consisted of net loss, unrealized gains (losses) on marketable securities and the gross amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains (losses) on investments has been taken into account if applicable.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31,

	2002	2001

Unrealized gains (losses) on investments, including taxes of $16,479 in 2002 and 2001	$(578)	57,027
Foreign currency translation adjustments	(476)	(564)

	$(1,054)	56,463

      P.     Foreign Currency. The Company considers the functional currency of its foreign subsidiaries to be the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as translation adjustment and included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2002, 2001 and 2000.

      Q.     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      R.     Impairment of Long-Lived Assets. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. SFAS 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not affect the Company’s financial statements.

      In accordance with SFAS 144, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their estimated future cash flows. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated.

      Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

      Prior to the adoption of SFAS 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121).

      S.     Reclassifications. Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

      T.     New Accounting Pronouncements. The Company adopted SFAS 142, effective January 1, 2002. The impact of adopting SFAS 142 is discussed in Note 3.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS 143 on January 1, 2003. The adoption of SFAS 143 is not expected to have a material effect on the Company’s financial statements.

      In October 2001, the FASB issued SFAS 144, which became effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS 121. The Company adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not affect the Company’s consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which is effective for fiscal years beginning after December 31, 2002, with early application encouraged. SFAS 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liabilities Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company does not expect the adoption of SFAS 146 to have a material effect on its consolidated financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002, and are discussed in Note 13.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB No. 123” (SFAS 148). This Statement amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.     Cash and Cash Equivalents and Short-Term Investments

      The Company considers all short-term investments as available-for-sale. Accordingly, these investments are carried at fair value which is based on quoted market prices. The Company had net unrealized gains on short-term investments of approximately $429,000 and $269,000 at December 31, 2002 and 2001, respectively. All short-term investments have remaining contractual maturities of three years or less.

      The Company’s cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2002	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$8,583	—	—	8,583
Cash equivalents	2,281	—	—	2,281
Money market mutual funds	110,915			110,915

Total cash and cash equivalents	121,779	—	—	121,779

Short-term investments:
Corporate notes & bonds	50,924	129	(13)	51,040
Commercial paper & CD’s	20,711	—	—	20,711
U.S. Government agency securities	115,228	313	—	115,541

Total short-term investments	186,863	442	(13)	187,292

Total cash, cash equivalents and short-term investments	$308,642	442	(13)	309,071

Restricted cash equivalents	$17,300	—	—	17,300

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2001	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$82,438	—	—	82,438
Commercial paper	21,744	—	—	21,744

Total cash and cash equivalents	104,182	—	—	104,182

Short-term investments:
Corporate notes & bonds	65,234	341	(91)	65,484
Commercial paper & CD’s	37,066	—	—	37,066
U.S. Government agency securities	137,758	156	(137)	137,777

Total short-term investments	240,058	497	(228)	240,327

Total cash, cash equivalents and short-term investments	$344,240	497	(228)	344,509

Restricted cash equivalents	$17,300	—	—	17,300

      Restricted cash equivalents represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, and (b) cash

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters.

      Realized gains or losses on sales of available-for-sale securities for 2002, 2001 and 2000 were not significant.

      The contractual maturities of available-for-sale debt securities at December 31, 2002 are as follows (in thousands):

December 31, 2002	Amortized Cost	Estimated Fair Value

Within one year	$151,281	151,635
Between one year and three years	35,582	35,657

Short-term investments	$186,863	187,292

Note 3. Business Combinations: Goodwill & Intangible Assets

          A.     Business Combinations in 2002.

      In April 2002, the Company acquired, for cash and common stock valued at approximately $5.1 million, a privately held company engaged in the business of developing Internet media software and technology. The acquisition was accounted for as a purchase transaction and, accordingly, RealNetworks’ results include the results for the acquired company since the transaction date. Goodwill of $2.3 million and acquired technology of $0.9 million were recorded as a result of the acquisition. The Company had previously made an equity investment in the acquired company and its investment balance at the time of the acquisition was included in the purchase price allocation. Pro forma results are not presented, as they are not material to the Company’s overall financial statements. Certain former shareholders of the acquired company are eligible to receive additional cash and common stock valued at approximately $3.1 million over a thirty-month period provided that they remain employed by RealNetworks during such period. These costs will be recognized as compensation cost over the related employment period. As of the year ended December 31, 2002, the Company recognized stock-based compensation expense of $0.8 million related to this acquisition.

          B.     Business Combinations in 2000.

      In December 2000, the Company acquired all of the outstanding securities of Aegisoft Corp. (Aegisoft), a developer of secure digital media software, for approximately 1,212,000 shares (including options to purchase shares) of its common stock. Approximately 274,000 of those shares are subject to repurchase by the Company at a nominal price in certain circumstances. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Aegisoft’s operations are included in the Company’s consolidated financial statements since the date of acquisition. The Company incurred approximately $1.3 million in acquisition-related expenditures, including $0.6 million of relocation payments for Aegisoft employees which were dependent upon the related individuals remaining employed by the Company, and are expensed over the applicable employment term, and $0.7 million in professional fees and other costs. As of December 31, 2002, all of these costs have been paid.

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

      In January 2000, the Company acquired all of the outstanding securities of NetZip, Inc. (NetZip), a developer and provider of Internet download management and utility software for approximately 3,418,000

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares (including options to purchase shares) of its common stock. Approximately 1,820,000 of those shares issued to certain former NetZip stockholders were subject to repurchase by the Company at a nominal price in the event the individuals did not remain employed by RealNetworks. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of NetZip’s operations are included in the Company’s consolidated financial statements since the date of acquisition. The Company incurred approximately $5.0 million in acquisition-related expenditures, including $3.2 million of relocation payments and stay bonuses for NetZip employees which were dependent upon the related individuals remaining employed by the Company, and were expensed over the related employment term, and $1.8 million in professional fees and other costs. As of December 31, 2002, all of these costs have been paid.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      C.     Goodwill Amortization, Acquisition Charges and Stock-Based Compensation. Goodwill amortization, acquisition charges and stock-based compensation for these and other acquisitions are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Stock-based compensation	$1,328	16,789	96,615
Reversal of previously recorded stock-based compensation	—	(26,329)	—
Goodwill amortization and acquisition charges	—	50,173	45,438

Total	$1,328	40,633	142,053

      In July 2001, the FASB issued SFAS 141 and SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, which was superseded by SFAS 144.

      The provisions of SFAS 141 were adopted effective July 1, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

      As of January 1, 2002, the Company had no recorded intangible assets apart from goodwill of $57.8 million, net of accumulated amortization. During the quarter ended March 31, 2002, the Company completed its transitional goodwill impairment test. Based upon the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS 142 on January 1, 2002. During the quarter ended December 31, 2002, the Company conducted its annual impairment testing. Based upon the Company’s annual analysis, there was no impairment of goodwill during 2002. As of December 31, 2002, goodwill net of accumulated amortization was $60.1 million and acquired technology was $0.8 million, which is being amortized at approximately $0.3 million per year.

      Net loss and net loss per share for 2001 and 2000 adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share data):

	Years Ended
	December 31,

	2001	2000

Net loss:
Reported net loss	$(74,763)	(110,121)
Goodwill amortization	49,391	42,413

Adjusted net loss	$(25,372)	(67,708)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.47)	(0.72)
Goodwill amortization	0.31	0.28

Adjusted basic and diluted net loss per share	$(0.16)	(0.44)

Shares used to compute basic and diluted net loss per share	160,532	153,870

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.     Other Investments

      RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. The Company’s investments in publicly traded companies are available for sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent for which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2002, the Company determined that an other-than-temporary impairment existed for five of its investments. Impairment charges have been recorded to reflect these investments at fair value. Impairment charges of $5.1 million, $25.3 million and $0 were recognized in 2002, 2001 and 2000, respectively. The effects of these impairments on cost and carrying value are incorporated into the values below. A summary of the investments is as follows (in thousands):

	December 31,

	2002	2001

Privately held investments
Cost	$40,895	34,341
Carrying value	11,514	16,753
Publicly traded investments
Cost	1,379	2,529
Carrying value	17,682	76,187

      Privately held investments include investments accounted for using the cost and equity methods.

      As of December 31, 2002, the Company owned marketable equity securities of a Japanese company. The Company owns approximately 14% of the outstanding shares and this investment is accounted for as an available-for-sale security. The market value of these shares has significantly increased from the Company’s original cost resulting in a carrying value at December 31, 2002 of $17.3 million. The increase over the Company’s cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income (loss). During the year ended December 31, 2002, the Company sold a portion of its holdings recognizing a gain of $2.4 million which was reclassified from accumulated other comprehensive income (loss) to net loss. There were no similar gains or losses in 2001 or 2000. Excluding the effect of this sale, the fair value of the Company’s investment declined by $54.6 million during the year ended December 31, 2002. This decline is reflected as a component of other comprehensive loss. The market for this company’s shares is relatively limited, the share price is volatile and the investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude can be realized through the disposition of these shares.

Note 5.     Investment in MusicNet

      In 2001, the Company announced the formation of MusicNet, Inc. (MusicNet), a joint venture with several media companies to create a platform for online music subscription services. MusicNet, which previously was a subsidiary of the Company, issued additional shares of capital stock in April and July 2001 reducing the Company’s ownership interest. The Company’s investment in MusicNet is accounted for under the equity method of accounting. As a result, the Company records in its statement of operations its equity

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share of MusicNet’s net income (loss) which was a loss of $6.3 million for the year ended December 31, 2002. In July and November 2002, the Company and the other investors in MusicNet contributed additional capital to MusicNet to fund its business. The Company received convertible notes, convertible into additional shares of MusicNet capital stock, in exchange for additional investments. The Company anticipates that MusicNet will continue to incur losses in the foreseeable future and will require additional funding to support the development of its business model. Based on the nature and terms of the convertible notes, for the year ended December 31, 2002, for purposes of calculating the Company’s equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis. As a result, the losses recorded by the Company for the year ended December 31, 2002, represent approximately 37.8% of MusicNet’s loss. As of December 31, 2002, the Company’s ownership interest in outstanding shares of capital stock of MusicNet was approximately 28.6% and the carrying value for its investment was $8.9 million. In 2002, the Company recognized approximately $1.4 million of revenue related to agreements with MusicNet and was reimbursed $217,000 for certain administrative services provided to MusicNet on a transitional basis, which has been accounted for as a reduction of related expenses. In 2001, the Company received $4.2 million in cash from MusicNet pursuant to the terms of a license agreement and recognized $0.4 million of revenue related to this agreement. In addition, the Company was reimbursed $2.1 million in 2001 for certain administrative services provided to MusicNet on a transitional basis which has been accounted for as reduction of related expenses.

      The following summary financial data does not contemplate the elimination of intercompany transactions. As of and for the year ended December 31, 2002, financial information for MusicNet is as follows (in thousands):

Total assets	$17,792
Total liabilities	10,863
Net loss	(19,778)

Note 6.     Accrued and Other Liabilities

      The following table summarizes the Company’s accrued and other liabilities (in thousands):

	December 31,

	2002	2001

Employee compensation, commissions and benefits	$5,582	7,227
Royalties and costs of sales and fulfillment	14,221	11,578
Sales and marketing expenses	2,871	2,439
Other	8,409	9,609

Total	$31,083	30,853

Note 7.     Loss on Excess Office Facilities

      In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. During 2001, the Company re-evaluated its facilities requirements and, as a result, decided to permanently sublet all of this office space. The market for office space in Seattle has significantly declined from the date the Company entered into this lease. As a result, the Company recorded losses of $22.2 million during the year ended December 31, 2001. For the year ended December 31, 2001, these losses represented approximately $15.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income of $38.1 million, and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. The Company’s

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates were based upon many factors including projections of sublease rates and the time period required to locate tenants. During the year ended December 31, 2002, the Seattle real estate market continued to display significant weakness, which is reflected in both increasing vacancy rates and declining rental rates. Based on discussions with prospective tenants, the Company concluded that the excess office facilities are not likely to be sublet at rates used in the original loss estimates. As a result, the Company recorded additional losses of $17.2 million during the year ended December 31, 2002. The Company regularly evaluates the market for office space in Seattle. If the market for such space declines further in future periods, the Company may have to revise its estimates which may result in additional losses on excess office facilities.

      A summary of activity for the accrued loss on excess office facilities is as follows (in thousands):

Loss on excess office facilities initially recorded	$22,208
Less amounts paid in 2001, net of sublease income	(2,812)
Less write-down of leasehold improvements	(6,959)

Accrued loss at December 31, 2001	12,437
Revisions to estimates in 2002	17,207
Less amounts paid in 2002, net of sublease income	(3,709)

Accrued loss at December 31, 2002	$25,935

      The accrued loss of $25.9 million at December 31, 2002 is shown net of expected sublease income of $21.9 million. The expected sublease income is $2.2 million in 2003 and $3.0 million in 2004.

Note 8.     Personnel Reduction, Restructuring and Related Charges

      In July 2001, the Company reduced its staffing levels by approximately 15%, or 150 employees. The Company recorded a charge of approximately $3.6 million during the year ended December 31, 2001 to reflect costs associated with implementing the staff reduction. In August 2002, the Company implemented a restructuring plan to reduce costs, which included reducing its staffing levels by approximately 10%, or 84 employees, closing selected offices, and canceling its annual user conference. The Company recorded a charge of approximately $3.6 million during the year ended December 31, 2002 to reflect costs associated with implementing this plan. These costs were primarily related to severance payments, but also included other miscellaneous costs such as professional fees, outplacement services for terminated employees, office closures, and tradeshow deposit forfeitures, all of which were incurred as of December 31, 2002. The Company expects payments for restructuring costs to be completed in 2003.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of activity for the 2002 and 2001 personnel reduction, restructuring, and related charges is as follows (in thousands):

		Professional	Office	Tradeshow
	Severance	Services	Closures	Deposits	Total

Accrual related to July 2001 staff reduction charges	$2,892	923	78	—	3,893
Less change in estimate	—	(280)	—	—	(280)
Less amounts paid	(2,750)	(521)	(37)	—	(3,308)

Accrued amount at December 31, 2001, related to previous staff reduction charges	142	122	41	—	305

August 2002 restructuring plan	1,721	395	966	513	3,595
Less amounts paid	(1,702)	(304)	(462)	(513)	(2,981)

Accrued loss at December 31, 2002	$161	213	545	—	919

      The accrued loss of $919,000 at December 31, 2002, is included in Accrued and other liabilities on the Company’s consolidated balance sheet.

Note 9.     Shareholders’ Equity

      A.     Preferred Stock. Each share of Series A preferred stock entitles the holder to one thousand votes and dividends equal to one thousand times the aggregate per share amount of dividends declared on the common stock. There are no shares of Series A preferred stock outstanding.

      Undesignated preferred stock will have rights and preferences that are determinable by the Board of Directors when determination of a new series of preferred stock has been established.

      B.     Shareholder Rights Plan. On October 16, 1998, the Company’s board of directors declared a dividend of one preferred share purchase right (Right) in connection with its adoption of a Shareholder Rights Plan dated December 4, 1998, for each outstanding share of the Company’s common stock on December 14, 1998 (Record Date). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights will not immediately be exercisable and detachable from the common stock. The Rights will become exercisable and detachable only following the acquisition by a person or a group of 15 percent or more of the outstanding common stock or ten days following the announcement of a tender or exchange offer for 15 percent or more of the outstanding common stock (Distribution Date). After the Distribution Date, each Right will entitle the holder to purchase for $37.50 (Exercise Price), a fraction of a share of the Company’s Series A preferred stock with economic terms similar to that of one share of the Company’s common stock. Upon a person or a group acquiring 15 percent or more of the outstanding common stock, each Right will allow the holder (other than the acquiror) to purchase common stock or securities of the Company having a then current market value of two times the Exercise Price of the Right. In the event that following the acquisition of 15 percent of the common stock by an acquiror, the Company is acquired in a merger or other business combination or 50 percent or more of the Company’s assets or earning power are sold, each Right will entitle the holder to purchase for the Exercise Price, common stock or securities of the acquiror having a then current market value of two times the Exercise Price. In certain circumstances, the Rights may be redeemed by the Company at a redemption price of $0.0025 per Right. If not earlier exchanged or redeemed, the Rights will expire on December 4, 2008.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      C.     Stock Option Plan. The Company has five stock option plans (Plans) to compensate employees for past and future services and has reserved 79,350,000 shares of common stock for option grants under the Plans. Generally, options vest based on continuous employment, over a five-year period. The options expire twenty years from the date of grant and are exercisable at the fair market value of the common stock at the grant date.

      A summary of stock option related activity is as follows (in thousands, except per share data):

		Options Outstanding
	Shares
	Available	Number of	Weighted Average
	for Grant	Shares	Exercise Price

Balance at December 31, 1999	5,750	38,256	$18.07
Plan amendment	19,000	—	—
Options granted	(14,939)	14,939	40.09
Options exercised	—	(5,084)	3.87
Options canceled	6,497	(6,497)	31.89

Balance at December 31, 2000	16,308	41,614	25.69
Options granted	(23,222)	23,222	7.30
Options exercised	—	(3,230)	1.83
Options canceled	24,703	(24,703)	38.37

Balance at December 31, 2001	17,789	36,903	7.71
New plan	750	—	—
Options granted	(7,476)	7,476	4.42
Options exercised	—	(3,657)	1.71
Options canceled	6,135	(6,135)	10.04

Balance at December 31, 2002	17,198	34,587	$7.23

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Details regarding options cancelled during 2001 under the program are as follows (in thousands, except per share data):

				Weighted Average
	Shares			Exercise Price

Exercise Prices	Vested	Unvested	Total	Vested	Unvested	Total

$ 7.03 - $14.88	6	1,629	1,635	$13.75	14.65	14.64
$15.78 - $30.56	518	4,530	5,048	29.35	28.60	28.68
$30.81 - $46.00	950	3,758	4,708	40.68	40.18	40.28
$46.19 - $88.88	271	6,823	7,094	50.14	65.88	65.28

	1,745	16,740	18,485	$38.69	45.04	44.44

      The following table summarizes information about stock options outstanding at December 31, 2002 (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.02 - $ 3.61	3,892	13.89	$1.05	3,650	$0.89
$ 3.74 - $ 3.76	4,948	19.43	3.76	644	3.76
$ 3.81 - $ 7.21	5,399	18.15	5.73	1,507	5.70
$ 7.22 - $ 7.22	13,048	18.64	7.22	6,870	7.22
$ 7.25 - $11.77	5,020	17.09	8.95	2,299	8.94
$12.00 - $46.19	2,280	16.67	25.06	1,446	26.69

	34,587	17.79	$7.23	16,416	$7.50

      The per share weighted average fair value of stock options granted during 2002, 2001 and 2000 was $3.01, $4.29 and $28.78, respectively, on the date of grant. The fair value was determined using the Black-Scholes model. The following weighted average assumptions were used to perform the calculations:

	Years Ended December 31,

	2002	2001	2000

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.89%	3.98%	6.17%
Expected life (years)	5.3	4.3	3.9
Volatility	95%	98%	100%

      D.     Employee Stock Purchase Plan. Effective January 1998, the Company adopted an Employee Stock Purchase Plan (ESPP), and has reserved 4,000,000 shares of common stock for issuance under the ESPP. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85 percent of the fair market value of the common stock at the beginning or end of the respective semi-annual offering periods. There were approximately 441,000, 349,000 and 90,000 shares purchased under the ESPP during 2002, 2001 and 2000, respectively. The weighted average fair value of the

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee stock purchase rights was $2.10, $3.00 and $9.59 in 2002, 2001 and 2000, respectively. The following assumptions were used to perform the calculation:

	Years Ended December 31,

	2002	2001	2000

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.00%	3.46%	6.08%
Expected life (years)	0.5	0.5	0.5
Volatility	95%	98%	100%

      E.     Repurchase of Common Stock. The Company’s Board of Directors has authorized the repurchase of up to $50 million of the Company’s outstanding common stock. Any purchases of common stock under the share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. As of December 31, 2002, the Company had repurchased approximately 9.1 million shares at an average cost of $4.64 per share, or a total cost of $42.4 million.

Note 10.     Income Taxes

      The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

U.S. operations	$(33,645)	(80,500)	(109,209)
Foreign operations	1,264	1,679	2,054

	$(32,381)	(78,821)	(107,155)

      The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Current:
U.S. Federal	$—	—	—
State and local	—	323	211
Foreign	387	559	667

Total current	387	882	878
Deferred:
U.S. Federal	5,585	(7,921)	(14,142)
Charge in lieu of taxes attributable to employee stock option plans	—	2,981	16,230

	$5,972	(4,058)	2,966

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense (benefit) differs from “expected” income tax expense (benefit) (computed by applying the U.S. Federal income tax rate of 35 percent in 2002, 2001 and 2000) as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

US federal taxes (benefit) at statutory rate	$(11,333)	(27,587)	(37,504)
State taxes, net of federal benefit	—	210	137
Amortization of nondeductible goodwill	—	17,572	14,844
Nondeductable stock compensation	465	(3,339)	33,815
Change in valuation allowance for deferred tax assets	17,553	9,331	(8,097)
Research and development credit and other	(713)	(245)	(229)

	$5,972	(4,058)	2,966

      The tax effects of temporary differences and operating loss carryforwards that give rise to significant portions of net deferred tax assets are comprised of the following (in thousands):

	December 31,

	2002	2001

Deferred tax assets
Net operating loss carryforwards	$160,292	154,641
Research and development credit carry forwards	18,412	16,513
Accrual for loss on excess office facilities, not currently taken for tax purposes	9,077	6,693
Deferred revenue	7,888	9,587
Net unrealized losses on investments	4,815	—
Other	9,565	7,433

Gross deferred tax assets	210,049	194,867
Less valuation allowance	(210,049)	(172,803)

	—	22,064
Deferred Tax Liabilities
Net unrealized gains on equity securities	—	(16,479)

Net deferred tax assets	$—	5,585

      The Company’s net operating losses total $458.0 million at December 31, 2002. Substantially all net operating loss carryforwards pertain to the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets which will be reduced in the period in which the Company realizes a benefit on its tax returns from a reduction of income taxes payable. If realized, the tax benefit of these losses will be accounted for as a credit to shareholders’ equity rather than a reduction to the income tax provision. The net operating loss and research and development credit carryforwards begin to expire in 2013, if not utilized. Since the Company’s utilization of deferred tax assets depends on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided.

      The valuation allowance for deferred tax assets increased by $37.2 million, $7.1 million, and $68.1 million for 2002, 2001 and 2000, respectively.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company’s customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

United States	$132,009	134,190	177,484
Europe	27,019	27,809	34,499
Asia	19,685	19,197	20,710
Rest of the world	3,966	7,709	8,845

Total net revenues	$182,679	188,905	241,538

      The Company’s product types are defined as follows:

•	Consumer software and related services revenues are derived from sales of the Company’s RealOne Player Plus, RealJukebox Plus and other related products, revenues from support and maintenance services that the Company sells to customers who purchase these products and sales of third-party software products, including games. These products and services are sold primarily through the Internet, and the Company charges customers’ credit cards at the time of sale.

•	Consumer subscription services revenues consist of digital media subscription services, including SuperPass, RadioPass, MusicPass, GoldPass and stand-alone subscriptions. These services are sold primarily through the Internet, and the Company charges the customer’s credit cards at the time of sale. Billing periods for consumer subscriptions services occur monthly, quarterly or annually, depending on the service purchased.

•	Systems revenues are derived from sales of media delivery system software, including RealServers and Helix system software, and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services provided through the Real Broadcast Network and consulting services offered to the Company’s customers. These products and services are primarily sold to corporate customers.

•	Advertising revenues, which are derived from sales of advertising on the Company’s Web sites and consumer software and within the media streams that the Company hosts on behalf of its corporate customers.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue from external customers by product type is as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Consumer software and related services	$31,276	47,005	79,290
Consumer subscription services	75,497	28,231	1,986
Systems	69,141	98,090	119,320
Advertising	6,765	15,579	40,942

Total net revenues	$182,679	188,905	241,538

      Long-lived assets by geographic location are as follows (in thousands):

	December 31,

	2002	2001

United States	$90,234	92,551
Europe	218	180
Asia/ Rest of the world	518	627

Total	$90,970	93,358

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

		Other
	Office	Contractual
	Leases	Obligations	Total

2003	$11,428	29,612	41,040
2004	11,501	26,301	37,802
2005	11,860	—	11,860
2006	12,231	—	12,231
2007	12,349	—	12,349
Thereafter	39,764	—	39,764

Total minimum payments	$99,133	55,913	155,046
Less future minimum payments under subleases	2,208	—	2,208

Net	$96,925	55,913	152,838

      Other contractual obligations primarily relate to minimum contractual payments due to content and other service providers.

      Rent expense was $6.8 million in 2002, $6.7 million in 2001 and $4.8 million in 2000.

      B.     401(k) Retirement Savings Plan. The Company has a salary deferral plan (401(k) Plan) that covers substantially all employees. The Company, at its discretion, may make contributions to the 401(k) Plan, although it has not made any contributions to date. Employees can contribute a portion of their salary up to the maximum allowed by the federal tax guidelines. The Company has no other post-employment or post-retirement benefit plans.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      C.     Litigation. In August 1998, Venson M. Shaw and Steven M. Shaw filed a lawsuit against the Company and co-defendant Broadcast.com in the United States District Court for the Northern District of Texas — Dallas Division. The plaintiffs allege that the Company, individually and in combination with Broadcast.com, infringes on a certain patent owned by the plaintiffs. The plaintiffs filed a similar claim, based on the same patent, as a separate lawsuit against Microsoft and Broadcast.com, which was consolidated with the lawsuit against the Company. The Company has settled the lawsuit on behalf of itself as of January 10, 2003, and has settled any indemnity obligation owing from the Company to Broadcast.com. The claims against the Company have been dismissed with prejudice. The settlement did not have a material adverse effect on the Company’s financial position or results of operations.

      Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of the Company’s RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. The Company has filed answers denying the claims and has filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by the Company’s End User License Agreements. The Washington State Court has granted the Company’s motion to compel arbitration. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks’ End User License Agreement. RealNetworks and the California state court plaintiffs have agreed on tentative terms to settle the California litigation. The proposed settlement must be approved by the California court before taking effect and it has not yet been approved. Under the agreed terms, the settlement would not have a material effect on the Company’s financial condition or results of operations. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

      In July 2002, a lawsuit was filed against the Company in federal court in Boston, alleging that RealNetworks willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed a counterclaim against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as its reasonable attorneys fees and costs. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 13.     Guarantees

      In November 2002, the FASB issued FIN 45. FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. We adopted FIN 45 during the quarter ended December 31, 2002. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

      Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

Note 14.     Quarterly Information (Unaudited)

      The following table summarizes the unaudited statement of operations for each quarter of 2002 and 2001 (in thousands, except per share data):

	Total	Dec. 31	Sept. 30	June 30	Mar. 31

2002
Net revenues	$182,679	46,211	45,418	43,758	47,292
Gross profit	132,410	32,836	31,751	32,743	35,080
Operating income (loss)	(31,654)	(2,592)	(25,080)	(4,942)	960
Net income (loss)	(38,353)	(2,457)	(35,389)	(1,555)	1,048
Basic net income (loss) per share	(0.24)	(0.02)	(0.22)	(0.01)	0.01
Diluted net income (loss) per share	(0.24)	(0.02)	(0.22)	(0.01)	0.01
2001
Net revenues	$188,905	45,438	45,228	47,860	50,379
Gross profit	150,717	35,197	36,061	38,008	41,451
Operating loss	(65,324)	(11,546)	(21,457)	(3,986)	(28,335)
Net loss	(74,763)	(11,820)	(19,380)	(19,190)	(24,373)
Basic and diluted net loss per share	(0.47)	(0.07)	(0.12)	(0.12)	(0.15)

      Due to use of rounding convention for quarterly reporting, sum of quarters may not equal annual totals.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

RealNetworks, Inc.:

      We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

/s/ KPMG LLP

Seattle, Washington

January 17, 2003

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is contained in part in the sections captioned “Board of Directors-Nominees for Director,” “Board of Directors-Continuing Directors-Not Standing for Election This Year,” “Board of Directors-Contractual Arrangements” and “Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around May 20, 2003, and such information is incorporated herein by reference.

      The remaining information required by this Item is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Compensation and Benefits” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around May 20, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the information contained in the sections captioned “Voting Securities and Principal Holders” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around May 20, 2003.

Equity Compensation Plans

      As of December 31, 2002 we had five equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan (the “1995 Plan), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (the “1996 Plan”), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (the “2000 Plan”), the RealNetworks, Inc. 2002 Director Plan (the “2002 Plan”) and the Vivo Software, Inc. 1993 Equity Incentive Plan (the “Vivo Plan”). The 1995 Plan, the 1996 Plan and the 2002 Plan have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders. The Vivo plan was approved by the shareholders of Vivo Software, Inc. prior to its acquisition by RealNetworks in March 1998. The following table aggregates the data from our five plans:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weight-average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	34,452,049	$7.23	16,582,613
Equity compensation plans not approved by security holders	135,000	$5.676	615,000
Total	34,587,049	$7.2250	17,197,613

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders-Certain Transactions” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around May 20, 2003.

Item 14.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Index to Consolidated Financial Statements

The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:

           Consolidated Balance Sheets — December 31, 2002 and 2001

            Consolidated Statements of Operations and Comprehensive Loss — Years Ended December 31, 2002, 2001 and 2000

            Consolidated Statements of Cash Flows — Years Ended December 31, 2002, 2001 and 2000

            Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2002, 2001 and 2000

            Notes to Consolidated Financial Statements

            Independent Auditors’ Report

      (a)(2) Financial Statement Schedules

           Independent Auditors’ Report

            Schedule II: Valuation and Qualifying Accounts

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

      (b) Reports on Form 8-K

None

      (c) Exhibits

The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit No. 2: PlanofAcquisition,Reorganization,Arrangement,Liquidation orSuccession
2.1	Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Varsity Acquisition Corp., NetZip, Inc., certain shareholders of NetZip, Inc. and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services L.L.C.) dated as of January 25, 2000 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2000)
2.2	Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., McKinley Acquisition Corp., Aegisoft Corp., certain shareholders of Aegisoft Corp. and Mellon Investor Services LLC dated as of December 29, 2000 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with Securities and Exchange Commission on January 12, 2001)
Exhibit No. 3: ArticlesofIncorporationandBylaws
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2998 filed with the Securities and Exchange Commission on November 13, 1998)
Exhibit No. 4: InstrumentsDefiningtheRightsofSecurityHolders
4.1	Shareholder Rights Plan dated as of December 4, 1998 between RealNetworks, Inc. and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on December 14, 1998)
4.2	Amendment No. 1 dated as of January 21, 2000 to Shareholder Rights Plan between between RealNetworks, Inc. and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/ A filed with the Securities and Exchange Commission on February 7, 2000)
4.3	Amendment No. 2 dated as of May 30, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.)(incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/ A filed with the Securities and Exchange Commission on June 8, 2000)
4.4	Third Amended and Restated Investors’ Rights Agreement dated March 24, 1998 by and among RealNetworks, Inc. and certain shareholders of RealNetworks (incorporated by reference from Exhibit 10.16 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998)
Exhibit No. 10: MaterialContracts
Executive Compensation Plans and Agreements
10.1	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)

10.2	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10.3	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10.4	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10.5	Vivo Software, Inc. 1993 Equity Incentive Plan, as amended (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 20, 1998)
10.6	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.7	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.8	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.9	RealNetworks, Inc. 1998 Employee Stock Purchase Plan, as amended and restated on April 9, 2002 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10.10	Offer Letter dated February 1, 2002 between RealNetworks, Inc. and Lawrence Jacobson (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 2, 2001)
Other Material Contracts
10.11	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 filed with the Securities and Exchange Commission on May 14, 1998)
10.12	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.13	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.14	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

Exhibit No. 21: SubsidiariesoftheRegistrant
21.1	Subsidiaries of RealNetworks, Inc.
Exhibit No. 23: ConsentsofExpertsandCounsel
23.1	Consent of KPMG LLP
Exhibit No. 24: PowerofAttorney
24.1	Power of Attorney (included on signature page)
Exhibit No. 99: AdditionalExhibits
99.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Brian V. Turner, Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 28, 2003.

REALNETWORKS, INC

By:	/s/ ROBERT GLASER

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 28, 2003.

Signature	Title

/s/ ROBERT GLASER Robert Glaser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ BRIAN V. TURNER Brian V. Turner	Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ EDWARD BLEIER Edward Bleier	Director

/s/ JAMES W. BREYER James W. Breyer	Director

/s/ JEREMY JAECH Jeremy Jaech	Director

/s/ JONATHAN D. KLEIN Jonathan D. Klein	Director

/s/ KALPANA RAINA Kalpana Raina	Director

CERTIFICATION

      I, Robert Glaser, certify that:

1.	I have reviewed this annual report on Form 10-K of RealNetworks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ ROBERT GLASER

Robert Glaser
Chairman and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

      I, Brian V. Turner, certify that:

1. I have reviewed this annual report on Form 10-K of RealNetworks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ BRIAN V. TURNER

Brian V. Turner
Senior Vice President, Finance and Operations,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

RealNetworks, Inc.:

      Under date of January 17, 2003, we reported on the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the 2002 annual report on Form 10-K of RealNetworks, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

      In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington

January 17, 2003

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

REALNETWORKS, INC. AND SUBSIDIARIES

Years Ended December 31, 2002, 2001, 2000

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

	(In thousands)
Year ended December 31, 2002:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	$576	403	(5)	974
Allowance for sales returns	1,247	8,209	(7,929)	1,527

Total	1,823	8,612	(7,934)	2,501
Year ended December 31, 2001:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	948	507	(879)	576
Allowance for sales returns	1,360	7,390	(7,503)	1,247

Total	2,308	7,897	(8,382)	1,823
Year ended December 31, 2000:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	828	1,107	(987)	948
Allowance for sales returns	1,154	9,119	(8,913)	1,360

Total	1,982	10,226	(9,900)	2,308

EXHIBIT INDEX

Exhibit
Number	Description

21.1	Subsidiaries of RealNetworks, Inc.
23.1	Consent of KPMG LLP
99.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Brian V. Turner, Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002