Form 10-Q
period 2003-03-31
REALNETWORKS INC
filed 2003-05-05
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   ☒   No  ☐

The number of shares of the registrant’s Common Stock outstanding as of April 25, 2003 was 157,827,628.

REALNETWORKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

		Page
Part I.	FINANCIAL INFORMATION
Item 1. Financial Statements		3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		15
Item 3. Quantitative and Qualitative Disclosures About Market Risk		39
Item 4. Controls and Procedures		40
Part II.	OTHER INFORMATION
Item 1. Legal Proceedings		41
Item 6. Exhibits and Reports on Form 8-K		42

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$300,125	309,071
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	6,549	6,560
Prepaid expenses and other current assets	7,326	7,278

Total current assets	314,000	322,909

Equipment and leasehold improvements, at cost:
Equipment and software	29,798	27,536
Leasehold improvements	25,330	25,227

Total equipment and leasehold improvements	55,128	52,763
Less accumulated depreciation and amortization	25,333	22,718

Net equipment and leasehold improvements	29,795	30,045

Restricted cash equivalents	19,800	17,300
Investments	30,817	29,196
Other assets	1,525	1,726
Goodwill, net	60,077	60,077
Other intangible assets, net	769	848

Total assets	$456,783	462,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,932	7,830
Accrued and other liabilities	32,126	31,083
Deferred revenue, excluding non-current portion	29,556	31,771
Accrued loss on excess office facilities, excluding non-current portion	3,903	3,825

Total current liabilities	75,517	74,509

Deferred revenue, excluding current portion	9,949	12,446
Accrued loss on excess office facilities, excluding current portion	21,004	22,110
Deferred rent	3,326	3,271
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value
Authorized 1,000,000 shares; issued and outstanding 157,791 shares in 2003 and 157,681 shares in 2002	158	158
Additional paid-in capital	609,962	609,833
Deferred stock compensation	(769)	(1,070)
Accumulated other comprehensive loss	(1,424)	(1,054)
Accumulated deficit	(260,940)	(258,102)

Total shareholders’ equity	346,987	349,765

Total liabilities and shareholders’ equity	$456,783	462,101

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)

	Quarters ended March 31,

	2003	2002

Net revenue:
Software license fees	$16,272	24,354
Service revenue	29,244	21,347
Advertising	1,350	1,591

Total net revenue	46,866	47,292

Cost of revenue:
Software license fees	1,323	2,208
Service revenue	12,074	9,251
Advertising	387	753

Total cost of revenue	13,784	12,212

Gross profit	33,082	35,080

Operating expenses:
Research and development (excluding non-cash stock based compensation of $301 for the quarter ended March 31, 2003 and $164 for the comparable period in 2002, included below)	11,437	11,844
Sales and marketing	17,773	17,658
General and administrative	5,497	4,454
Stock-based compensation	301	164

Total operating expenses	35,008	34,120

Operating income (loss)	(1,926)	960

Other income (expense):
Interest income, net	1,265	2,617
Equity in net loss of MusicNet	(1,731)	(2,181)
Impairment of equity investments	(424)	—
Other expense, net	56	728

Other income (expense), net	(834)	1,164

Net income (loss) before income taxes	(2,760)	2,124
Income tax provision	78	1,076

Net income (loss)	$(2,838)	1,048

Basic net income (loss) per share	$(0.02)	0.01
Diluted net income (loss) per share	$(0.02)	0.01
Shares used to compute basic net income (loss) per share	157,431	159,054
Shares used to compute diluted net income (loss) per share	157,431	165,808
Comprehensive loss:
Net income (loss)	$(2,838)	1,048
Unrealized gain (loss) on investments:
Unrealized holding losses	(804)	(15,657)
Adjustments for losses reclassified to net loss	424	—
Foreign currency translation adjustments	10	(16)

Comprehensive loss	$(3,208)	(14,625)

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarters Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(2,838)	1,048
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of equipment and leasehold improvements	2,697	2,958
Stock-based compensation	301	164
Equity in net losses of equity method investees	1,731	2,450
Net change in certain operating assets and liabilities	(3,450)	(4,425)

Net cash provided by (used in) operating activities	(1,559)	2,195
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,250)	(773)
Purchases of short-term investments	(84,749)	(155,928)
Proceeds from sales and maturities of short-term investments	80,222	167,802
Purchases of long-term investments	(4,000)	(350)
Increase in restricted cash equivalents	(2,500)	—
Proceeds from sale of investments	—	793

Net cash provided by (used in) investing activities	(12,277)	11,544

Cash flows from financing activities:
Repurchase of common stock	—	(9,510)
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	446	1,467

Net cash provided by (used in) financing activities	446	(8,043)

Effect of exchange rate changes on cash	73	4

Net increase (decrease) in cash and cash equivalents	(13,317)	5,700
Cash and cash equivalents at beginning of period	121,779	104,182

Cash and cash equivalents at end of period	108,462	109,882
Short-term investments at end of period	191,663	227,383

Total cash, cash equivalents and short-term investments at end of period	$300,125	337,265

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

          Inherent in the Company’s business are various risks and uncertainties, including its limited operating history and the limited history of premium subscription services on the Internet. The Company’s success may depend in part upon the emergence of the Internet and corporate intranets as a communications medium, the acceptance of the Company’s technology and services by the marketplace and the Company’s ability to generate license, service and advertising revenue from the use of its technology on the Internet.

(b)     Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2003. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

          These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(c)     Cash, Cash Equivalents and Short-Term Investments

          Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	March 31, 2003	December 31, 2002

Cash and cash equivalents	$108,462	121,779
Short-term investments	191,663	187,292

Total cash, cash equivalents and short-term investments	$300,125	309,071

Restricted cash equivalents	$19,800	17,300

          Restricted cash equivalents at March 31, 2003 represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters, and (c) cash equivalents of $2.5 million pledged as collateral against guaranteed minimum payments in connection with a contract for services.

          The majority of short-term investments mature within twelve months from the date of purchase.

          The Company has classified as available-for-sale all marketable debt and equity securities for which there is a determinable fair market value and on which the Company has no restrictions to sell within the next 12 months. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). The cost basis for determining realized gains and losses on available-for-sale securities is determined using the specific identification method. In instances where there are multiple cost bases for the same security, the Company uses the average cost method in determining the cost of the security sold.

(d)     Other Investments

          The Company has investments that are accounted for under the cost method of accounting. The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence and for which the related securities do not have a quoted market price.

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

          Service revenue includes payments under support and upgrade contracts, RealOne media subscription services, and fees from consulting services and streaming media content hosting. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenue is recognized ratably over the period that services are provided, which is generally one to twelve months. Other service revenue is recognized when the services are performed.

          Fees generated from advertising appearing on the Company’s Web sites, and from advertising included in the Company’s products, such as fees for distribution of RealChannels, LiveStations, and e-commerce and other links in the RealOne Player, are recognized as revenue over the terms of the contracts. The Company may guarantee a minimum number of advertising impressions, click-throughs or other criteria on the Company’s Web sites or products for a specified period. To the extent these guarantees are not met, the Company defers recognition of the corresponding revenue until guaranteed delivery levels are achieved.

(f)     Net Income (Loss) Per Share

          Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

          The share count used to compute basic net income (loss) per share is calculated as follows (in thousands):

	Quarter Ended March 31,

	2003	2002

Weighted average shares outstanding	157,757	159,360
Less restricted shares	326	306

Shares used to compute basic net income (loss) per share	157,431	159,054

          The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations for the quarters ended March 31, 2003 and 2002 (in thousands, except per share data):

		Weighted Average	Income
	Income (Loss)	Shares	(Loss) per
	(Numerator)	(Denominator)	Share

Quarter Ended March 31, 2003
Basic net loss per share	$(2,838)	157,431	$(0.02)
Effect of dilutive stock options and warrants		—

Diluted net loss per share	$(2,838)	157,431	$(0.02)

Quarter Ended March 31, 2002
Basic net income per share	$1,048	159,054	$0.01
Effect of dilutive stock options and warrants		6,754

Diluted net loss per share	$1,048	165,808	$0.01

          Potential dilutive securities outstanding were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Potential dilutive securities for the quarters ended March 31, 2003 and 2002 included options to purchase approximately 34,823,000 and 24,886,000 common shares, respectively.

(g)     Derivative Financial Instruments

          During the quarter ended March 31, 2003, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

          At March 31, 2003, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay US$/receive GBP)	(GBP) 1,300	$2,042	$2
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN) 183,200	$1,535	$5

          At December 31, 2002, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay US$/receive GBP)	(GBP) 1,000	$1,590	$12
Euro (“EUR”) (contracts to pay US$/receive EUR)	(EUR) 240	$247	$5
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN) 183,200	$1,535	$5

          No derivative instruments were outstanding at March 31, 2003, or December 31, 2002, which were designated as hedges for accounting purposes.

(h)     Comprehensive Loss

          The Company’s comprehensive loss for the quarters ended March 31, 2003 and 2002 consisted of net income (loss), net unrealized gains and losses on investments and the gross amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains and losses on investments has been taken into account if applicable. The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31,	December 31,
	2003	2002

Unrealized losses on investments, net of taxes of $16,479 in 2003 and 2002	$(958)	(578)
Foreign currency translation adjustments	(466)	(476)

	$(1,424)	(1,054)

(i)     Stock-Based Compensation

          The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No.123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, the Company accounts for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees”, (APB 25) and related interpretations. Compensation cost for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. Compensation cost for awards to non-employees is based on the fair value of the awards in accordance with SFAS 123 and related interpretations.

          The Company recognizes compensation cost related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” At March 31, 2003, the Company has five stock-based employee compensation plans. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

	Quarter Ended March 31,

	2003	2002

Net income (loss) as reported	$(2,838)	1,048
Plus: stock-based employee compensation expense included in reported net income, net of related tax effects	301	164
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	10,584	26,060

Pro forma net loss	$(13,121)	(24,848)

Net income (loss) per share:
Basic and diluted - as reported	$(0.02)	0.01
Basic and diluted - pro forma	(0.08)	(0.16)

(j)     New Accounting Policies

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Company’s financial statements.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which is effective for fiscal years beginning after December 31, 2002. SFAS 146 supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liabilities Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company adopted SFAS 146 on January 1, 2003. The adoption of SFAS 146 did not have a material effect on the Company’s consolidated financial position or results of operations.

          In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables’’ (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position or results of operations.

          In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 is applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002, and are discussed in Note 6.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB No. 123” (SFAS 148). This Statement amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The required disclosures under SFAS 148 are included in the notes to these unaudited condensed consolidated financial statements.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, FIN

46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on the Company’s financial statements. FIN 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when FIN 46 becomes effective.

NOTE 2 - SEGMENT INFORMATION

          The Company operates in one business segment, media delivery, for which the Company receives revenue from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, President, Senior Vice Presidents, General Counsel, and the Company’s Vice Presidents of Human Resources, Marketing and Media Web Services. The CEOS reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS does not review discrete financial information regarding profitability of the Company’s different products or services and, therefore, the Company has only one operating segment as defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

          The Company’s customers consist primarily of end users located in the United States and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended March 31,

	2003	2002

United States	$33,769	31,523
Europe	6,914	8,865
Asia	5,351	5,417
Rest of the world	832	1,487

Total net revenue	$46,866	47,292

          The Company’s product types are defined as follows:

          Consumer software and related services revenue is derived from sales of the Company’s RealOne Player Plus, RealJukebox Plus and other related products, revenue from support and maintenance services that the Company sells to customers who purchase these products and sales of third-party software products, including games. These products and services are sold primarily through the Internet, and the Company charges customers’ credit cards at the time of sale.

          Consumer subscription services revenue consists of digital media subscription services, including SuperPass, RadioPass, MusicPass, and stand-alone and add-on subscriptions. These services are sold primarily through the Internet, and the Company charges the customers’ credit cards at the time of sale. Billing periods for consumer subscriptions services occur monthly, quarterly or annually, depending on the service purchased.

          Systems revenue is derived from sales of media delivery system software, including RealServers and Helix system software, related authoring and publishing tools, digital rights management technology, support and maintenance services that the Company sells to customers who purchase these products, broadcast hosting services provided through the Real Broadcast Network and consulting services offered to the Company’s customers. These products and services are primarily sold to corporate customers.

          Advertising revenue is derived from sales of advertising on the Company’s Web sites and consumer software and within the media streams that the Company hosts on behalf of its corporate customers.

          Revenue from external customers by product type is as follows (in thousands):

	Quarters Ended March 31,

	2003	2002

Consumer software and related services	$7,897	9,455
Consumer subscription services	23,639	13,622
Systems	13,980	22,624
Advertising	1,350	1,591

Total net revenue	$46,866	47,292

          Long-lived assets by geographic location are as follows (in thousands):

	March 31,	December 31,
	2003	2002

United States	$89,913	90,234
Asia/Rest of the world	522	518
Europe	206	218

Total	$90,641	90,970

NOTE 3 - OTHER INVESTMENTS

          RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent for which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter ended March 31, 2003, the Company determined that an other-than-temporary impairment existed for two of its publicly-traded investments. Impairment charges of $0.4 million have been recorded to record these investments at fair value.

          As of March 31, 2003, the Company owned marketable equity securities of a Japanese company, representing approximately 14% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has increased from the Company’s original cost, resulting in a carrying value at March 31, 2003 of $16.6 million. The increase over the Company’s cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited, the share price is volatile and the investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

NOTE 4 - INVESTMENT IN MUSICNET

          The Company’s investment in MusicNet, Inc. (MusicNet), a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, the Company records in its statement of operations its equity share of MusicNet’s net income (loss) which was a loss of $1.7 million for the quarter ended March 31, 2003. In July and November 2002, the Company and the other investors in MusicNet contributed additional capital to MusicNet to fund its business. The Company received convertible notes, convertible into additional shares of MusicNet capital stock, in exchange for the additional investments. The Company anticipates that MusicNet will continue to incur losses in the foreseeable future and will require additional funding to support the development of its business model. Based on the nature and terms of the convertible notes, for the quarter ended March 31, 2003, for purposes of calculating the Company’s equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis. As a result, the losses recorded by the Company for the quarter ended March 31, 2003, represent approximately 37.8% of MusicNet’s loss. As of March 31, 2003, the Company’s ownership interest in outstanding shares of capital stock of MusicNet was approximately 28.6% and the carrying value for its investment was $7.2 million. In the quarter ended March 31, 2003, the Company recognized approximately $0.3 million of revenue related to license and services agreements with MusicNet.

NOTE 5 - LOSS ON EXCESS OFFICE FACILITIES

          In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. Due to the decline in the market for office space in Seattle and the Company’s re-assessment of its facilities requirements, the Company has accrued for estimated future losses on excess office facilities. The Company’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. The Company regularly evaluates the market for office space in Seattle. If the market for such space declines further in future periods, the Company may have to revise its estimates which may result in additional losses on excess office facilities. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections.

          A summary of activity for the accrued loss on excess office facilities is as follows (in thousands):

Accrued loss at December 31, 2002	$25,935
Less amounts paid, net of sublease income	(1,028)

Accrued loss at March 31, 2003	$24,907

NOTE 6 - GUARANTEES

          In November 2002, the FASB issued FIN 45. FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

          Indemnification and warranty provisions contained within the Company’s customer license and service agreements are generally consistent with those prevalent in its industry. The duration of its product warranties generally does not exceed 90 days following delivery of its products. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

NOTE 7 - LITIGATION

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

          Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of the Company’s RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. The Company has filed answers denying the claims and has filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by the Company’s End User License Agreements. The Washington State Court has granted the Company’s motion to compel arbitration. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted the Company’s motion to stay the court proceedings because the claims are subject to arbitration under the Company’s End User License Agreement. The Company and the California state court plaintiffs have agreed on terms to settle the California litigation. The proposed settlement must be approved by the California court before taking effect and it has not yet been approved. If approved, the settlement will result in dismissal of the pending California litigation and a release by plaintiffs of all claims. Under the agreed terms, the settlement would not have a material effect on the Company’s financial condition or results of operations. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

          In July 2002, a lawsuit was filed against the Company in federal court in Boston, Massachusetts, alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed a counterclaim against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as its reasonable attorneys fees and costs. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

          In March 2003, a class action lawsuit was filed against the Company in Washington state court, alleging causes of action based on the Washington Consumer Protection Act and unjust enrichment with regard to the Company’s marketing of free products and services. The plaintiff alleges that the Company’s practices with regard to the marketing of free products and services is false and deceptive, and seeks compensatory damages for the class as well as equitable relief, treble damages and other relief. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself against these claims. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

          From time to time the Company is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company currently has a number of such claims threatened against it relating to intellectual property infringement or employment, though it believes these claims are without merit. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

NOTE 8 - SUBSEQUENT EVENT

          On April 21, 2003, the Company announced it entered into a definitive agreement to acquire Listen.com, Inc. (Listen.com), a digital music service provider, for approximately $36 million in cash and Company common stock. Approximately $17.3 million of the consideration will be paid in cash and the remainder will be paid in Company common stock. The Company had previously invested approximately $4.3 million in Listen.com in the form of convertible promissory notes. The Company anticipates that the acquisition will close late in the quarter ending June 30, 2003, or early in the quarter ending September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. RealNetworks’ actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Factors that May Affect Our Business, Future Operating Results and Financial Condition,” included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents that RealNetworks files from time to time with the Securities and Exchange Commission, particularly Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report.

Overview

     RealNetworks, Inc. is a leading global provider of network-delivered digital media services and the technology that enables digital media creation, distribution and consumption.

     Our primary strategy is to drive the creation of a market for digital audio and video content online, including subscription-based content, and we believe we are positioned to benefit from this market in three primary ways: (1) as an electronic retailer of digital content to consumers; (2) as a business-to-business services provider to third parties who wish to distribute their content to consumers via digital networks; and (3) as a supplier of the underlying technology needed by content owners and network operators to create and distribute digital content. Since our inception we have helped to create a large ecosystem of consumers, network operators and content owners who use our products and services to create, send and receive both free and paid content.

     We report revenue in three categories:

•	Software license fees, which primarily includes revenue from sales of premium versions of our RealOne Player and RealJukebox products, sales of our media delivery system software, including RealServer and Helix system software, and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels, and sales of third-party products, including games. The English language version of our RealOne Player Plus and RealJukebox Plus products, which have previously contributed to software license fees, are now combined in our RealOne subscription offering, the revenue from which is included in service revenue.

•	Service revenue, which primarily includes revenue from digital media subscription services such as SuperPass, RadioPass, MusicPass, and stand-alone and add-on subscriptions, support and maintenance services that we sell to customers who purchase our RealOne Player Plus, RealJukebox Plus, and media delivery system software including RealServer and Helix system software, and related authoring and publishing tools, broadcast hosting services we provide through our Real Broadcast Network and consulting services we offer to our customers.

•	Advertising revenue, which is derived from sales of advertising on our Web sites and consumer software and within the media streams that we host on behalf of our corporate customers.

Critical Accounting Policies and Estimates

     Our critical accounting policies and estimates are as follows:

•	Revenue recognition

•	Estimating sales returns and the allowance for doubtful accounts

•	Estimating losses on excess office facilities

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies

•	Valuation of goodwill

•	Valuation of deferred income tax assets

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

          For software license fees in single element arrangements and multiple element arrangements which do not include customization or consulting services, delivery typically occurs when the product is made available to the customer for download or when products are shipped to customers. For service and advertising revenue, delivery typically occurs as the services are being performed.

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

          For multiple element arrangements, when company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, we recognize revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of the arrangement’s undelivered elements such as consulting services and product support and upgrades, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products for which no installation or customization is required based upon the amounts we charge when support and upgrades are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates we charge for our employees when they are performing these services provided we have the ability to accurately estimate the hours required to complete a project based upon our experience with similar projects. For multiple element arrangements involving installation or customization, company-specific objective evidence is established for support and upgrade arrangements if our customers have an optional annual renewal rate specified in the arrangement and the rate is substantive.

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

          Service revenue includes payments under support and upgrade contracts, RealOne media subscription services, consulting services and streaming media content hosting. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenue is recognized ratably over the period that services are provided. Other service revenue is recognized as the services are performed.

          Fees generated from advertising are recognized as advertising is delivered over the terms of the contracts. We may guarantee a minimum number of advertising impressions, click-throughs or other criteria on our Web sites or products for a specified period. To the extent these guarantees are not met, we defer recognition of the corresponding revenue until guaranteed delivery levels are achieved.

          Sales Returns and the Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, we must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing allowances for sales returns and the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. Similarly, we must make estimates of the uncollectibility of our accounts receivables. We specifically analyze the age of accounts receivable and analyze historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

          Accrued Loss On Excess Office Facilities. We have made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities would be significantly different from that recorded, which could have a material impact on our operating results. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. We regularly evaluate the market for office space in Seattle. If the market for such space declines further in future periods, we may have to revise our estimates which may result in additional losses on excess office facilities. We have revised our original estimate twice in the last two years, increasing the accrual for loss on excess office facilities both times. These revisions were in both cases the result of changes in the market for commercial real estate in the Seattle, Washington area.

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

          As of December 31, 2002, and March 31, 2003 we had established valuation allowances equal to our net deferred tax assets.

RESULTS OF OPERATIONS

REVENUE

          Software License Fees. Software license fees were $16.3 million for the quarter ended March 31, 2003, a decrease of 33% from $24.4 million for the quarter ended March 31, 2002. The decrease is due primarily to lower revenue from our systems software products. In particular, sales to Internet service providers and customers in the telecommunications, systems software and original equipment manufacturer industries have declined. We believe that the decrease in systems sales was primarily due in part to continued cutbacks in capital and information technology spending by our customers and potential customers caused by macroeconomic conditions. In addition, Microsoft has continued to bundle its competing Windows Media Player and server software for free with its operating system products, causing certain potential customers to adopt Microsoft’s media delivery products. We believe the macroeconomic environment and competition from

Microsoft, including Microsoft’s conduct described below in “Factors that may Affect our Business, Future Operating Results and Financial Condition,” have negatively impacted sales to, and the rate of adoption of our systems software products by, consumers, customers in the corporate enterprise, broadcast hosting, Internet content provider, non-PC device manufacturer, systems software, telecommunication and original equipment manufacturer market segments. No assurance can be given when, or if, customers in these markets will begin to increase capital spending levels or whether, if capital spending increases, it will result in increased revenue for our systems products. We have also focused our consumer promotional activities to feature our RealOne and stand-alone subscription services. In June 2002, we launched a European edition of our RealOne subscription service and began promoting this service to our European customers. Both of these factors have resulted in a shift of revenue from software license fees to service revenue.

          Service Revenue. Service revenue was $29.2 million for the quarter ended March 31, 2003, an increase of 37% from $21.3 million for the quarter ended March 31, 2002. The increase in service revenue was primarily attributable to growth in subscribers of digital media subscription services, partially offset by decreases in other product offerings, including content hosting revenue. Revenue from our digital media subscription services was $23.6 million and $13.6 million of service revenue for the quarters ended March 31, 2003 and 2002, respectively. The reasons for increases in subscription revenue are described in more detail in “Revenue By Product Type — Consumer Subscription Services” below. We believe the decreased revenue in our other product offerings, including content hosting, are due primarily to competition from Microsoft and the macro-economic conditions described above in “Software License Fees.”

          Advertising. Advertising revenue was $1.4 million for the quarter ended March 31, 2003, a decrease of 15% from $1.6 million for the quarter ended March 31, 2002. We believe the decrease in advertising revenue was due in part to the continued depressed environment for Internet advertising, which resulted in lower volumes. We also believe the focus of our promotional and marketing efforts to more prominently feature our digital media subscription offerings contributed to the decrease in advertising revenue, as we removed paid advertising from certain Web pages and used our advertising space to promote our digital media subscription services.

REVENUE BY PRODUCT TYPE

          Consumer Software and Related Services. Consumer software and related services revenue is derived from sales of our RealOne Player Plus and related products, revenue from support and maintenance services that we sell to customers who purchase these products and sales of third-party software products, including games. Consumer software and related services revenue was $7.9 million for the quarter ended March 31, 2003, a decrease of 16% from $9.5 million for the quarter ended March 31, 2002. The decrease was primarily due to a change in focus of our promotional activities to feature our digital media subscription services over our traditional consumer products as well as competition from Microsoft described in “Revenue – Software License Fees” above. Additionally, in June 2002, we launched a European edition of our RealOne digital media subscription service which has caused a shift from consumer software and related services revenue to consumer subscription services revenue.

          Consumer Subscription Services. Consumer subscription services revenue consists of our digital media subscription services, including SuperPass, RadioPass, MusicPass, and stand-alone and add-on subscriptions. Consumer subscription services revenue was $23.6 million for the quarter ended March 31, 2003, an increase of 74% from $13.6 million for the quarter ended March 31, 2002. The increase was primarily attributable to the increased focus of our promotional activities on our digital media subscription services, the introduction of new subscription services, including RadioPass and GamePass, and the related increase in paying subscribers. We also believe that the continued increase in exclusive and premium content available to our digital media subscribers has resulted in a broader reach among consumers, thereby leading to greater consumer adoption rates and higher revenue. Additionally, in June 2002 we launched a European edition of our RealOne subscription service with premium content from European content partners. Our subscription services offerings represent a relatively new business model for Internet media delivery and a new business model for us and, to date, we have not faced significant direct competition with these offerings. While consumer subscription revenue has increased substantially on a year-over-year basis, the rate of growth has slowed in recent periods. The $23.6 million of consumer subscription services revenue in the first quarter of 2003 represents a 4% increase over consumer subscription services revenue of $22.7 million in the fourth quarter of 2002. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate subscription revenue will grow, if at all, or the nature or potential impact of anticipated competition.

          Systems. Systems revenue is derived from sales of our media delivery system software, including RealServer and Helix system software, and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide through our Real Broadcast Network and consulting services we offer to our customers. Systems revenue was $14.0 million for the quarter ended March 31, 2003, a decrease of 38% from $22.6 million for the quarter ended March 31, 2002. See “Revenue – Software License Fees” above for the analysis of the decrease in revenue.

          Advertising. Advertising revenue was $1.4 million for the quarter ended March 31, 2003, a decrease of 15% from $1.6 million for the quarter ended March 31, 2002. See “Revenue – Advertising” above for the analysis of the decrease in revenue.

GEOGRAPHIC REVENUE

          International revenue represented 28% of total net revenue for the quarter ended March 31, 2003, compared to 33% for the quarter ended March 31, 2002. International revenue decreased as a percentage of total net revenue in the first quarter of 2003 primarily due to the increase in U.S.-based consumer subscription services revenue combined with declines in systems revenue generated in Latin America and Europe. Revenue generated in Europe was 15% of total net revenue for the quarter ended March 31, 2003, compared to 19% for the quarter ended March 31, 2002, and revenue generated in Asia and the rest of the world was 13% of total net revenue for the quarter ended March 31, 2003, compared to 15% for the quarter ended March 31, 2002. The decrease in European revenue as a percentage of total revenue is due to a decline in new systems contracts in that region. See “Revenue – Software License Fees” above for the analysis of the decrease in revenue. At March 31, 2003, accounts receivable due from international customers represented approximately 27% of trade accounts receivable. The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. Results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. We currently do not hedge the majority of our foreign currency exposures and therefore are subject to the risk of changes in exchange rates. We currently manage a portion of our foreign currency exposures through the use of foreign currency exchange forward contracts and therefore are still subject to some risk of changes in exchange rates. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements. The costs of both domestic and international revenue are substantially the same.

DEFERRED REVENUE

          Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, unearned subscription services and other prepayments for which the earnings process has not been completed. Revenue from contracts with customers developing content delivery networks is generally recognized over the term of the arrangement commencing upon the customer’s deployment of our technology in their network. Because many of the agreements related to content delivery networks have been with companies that have had limited operating histories, we have historically required prepayments from such customers to mitigate our credit risk. Cash prepayments associated with these contracts are recorded as deferred revenue and amounted to $21.1 million and $24.0 million at March 31, 2003 and December 31, 2002, respectively. The decrease in deferred revenue related to these contracts during the quarter ended March 31, 2003 is primarily due to prepayments received under contracts occurring at a slower rate than recognition of revenue on existing contracts. We believe the decrease has been largely due to the decrease in new systems contracts in recent periods, which represent a significant portion of deferred revenue. We believe the decrease in new systems contracts results primarily from the conditions described in “Revenue — Software License Fees” above.

COST OF REVENUE

          Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, fees paid to third-party vendors for order fulfillment and royalties paid on sales of games and other third-party products. Cost of software license fees was $1.3 million for the quarter ended March 31, 2003, a decrease of 40% from $2.2 million for the quarter ended March 31, 2002, and decreased as a percentage of software license fees to 8% for the quarter ended March 31, 2003 from 9% for the quarter ended March 31, 2002. The decrease in costs was due primarily to lower sales volumes. Lower sales volumes resulted in lower royalties, packaging and shipping costs. The decrease in cost of software license fees as a percentage of software license fees was due to more efficient packaging resulting in lower product media and shipping costs.

          Cost of Service Revenue. Cost of service revenue includes the cost of content included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services and expenses incurred in providing our streaming media hosting services. Cost of service revenue was $12.1 million for the quarter ended March 31, 2003, an increase of 31% from $9.3 million for the quarter ended March 31, 2002, but decreased as a percentage of service revenue to 41% for the quarter ended March 31, 2003 from 43% for the quarter ended March 31, 2002. The increase in costs was primarily due to costs associated with content included in our digital media subscription services, which has fixed and variable components. The decrease in cost of service revenue as a percentage of service revenue is due to fixed costs of content applied against a higher consumer subscription services revenue base.

          Our digital media subscription services are a relatively new and growing portion of our business and, to date, have been characterized by relatively higher costs of revenue than our other products and services, primarily due to the cost of licensing media content to provide these services. As a result, if this portion of our business continues to grow as a percentage of revenue, we anticipate that our cost of service revenue may grow at an increased rate relative to net revenue and thereby may lead to reductions in our gross margins in the future. In addition, we anticipate that our cost of service revenue as a percentage of service revenue will fluctuate on a quarter to quarter basis due to seasonal characteristics of certain popular subscription content and as we periodically enter into new agreements for subscription content.

          Cost of Advertising. Cost of advertising includes the cost of personnel associated with maintenance of programming services, content creation and maintenance and advertising delivery services. Cost of advertising was $0.4 million for the quarter ended March 31, 2003, a decrease of 49% from $0.8 million for the quarter ended March 31, 2002, and decreased as a percentage of advertising revenue to 29% for the quarter ended March 31, 2003 from 47% for the quarter ended March 31, 2002. The decrease in costs was primarily due to lower sales volumes and shifting programming personnel to other areas of our business. The decrease in cost of advertising as a percentage of advertising revenue was due to fixed expenses decreasing at a faster rate than the decrease in revenue.

OPERATING EXPENSES

          Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock-based compensation, were $11.4 million for the quarter ended March 31, 2003, a decrease of 3% from $11.8 million for the quarter ended March 31, 2002, and decreased as a percentage of total net revenue to 24% for the quarter ended March 31, 2003 from 25% for the quarter ended March 31, 2002. The decrease in expenses was primarily due to a reduction in personnel and related costs in the third quarter of 2002 as part of an overall plan to better control costs.

          Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expenses were $17.8 million for the quarter ended March 31, 2003, an increase of 1% from $17.7 million for the quarter ended March 31, 2002, and increased as a percentage of total net revenue to 38% for the quarter ended March 31, 2003 from 37% for the quarter ended March 31, 2002. The increase in expenses was primarily due to higher credit card fees and subscriber acquisition costs, both related to our digital media subscription services, offset in part by reductions in personnel and contract labor resulting from our third quarter 2002 personnel reduction. Credit card fees increased due to the increase in consumer subscription services revenue. Subscriber acquisition costs increased due to an increase in the number of content partners that refer new subscribers to us via their Web sites and a corresponding increase in related payments to such partners.

          General and Administrative. General and administrative expenses consist primarily of salaries, related personnel costs, and fees for professional and temporary services. General and administrative expenses were $5.5 million for the quarter ended March 31, 2003, an increase of 23% from $4.5 million for the quarter ended March 31, 2002, and increased as a percentage of total net revenue to 12% for the quarter ended March 31, 2003 from 9% for the quarter ended March 31, 2002. The increase in expenses was primarily due to increased patent filing fees, litigation defense costs and litigation settlement costs.

          Stock-Based Compensation. Stock-based compensation was $0.3 million for the quarter ended March 31, 2003, an increase of 84% from $0.2 million for the quarter ended March 31, 2002 and increased as a percentage of total net revenue to 1% for the quarter ended March 31, 2003 from less than 1% for the quarter ended March 31, 2002. The increase was related to an acquisition in the quarter ended June 30, 2002.

OTHER INCOME (EXPENSE), NET

          Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, equity in net loss of MusicNet, Inc. (MusicNet) and impairment of certain equity investments. For the quarter ended March 31, 2003, interest income declined from the comparable period in 2002. The decrease was primarily due to lower effective interest rates and lower investment balances. Lower investment balances were primarily the result of cash used to repurchase our common stock.

          We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether declines in fair value, if any, of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent for which the quoted market price is less than its accounting basis. We also consider other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter ended March 31, 2003, we determined that an other-than-temporary impairment existed for two of our publicly-traded investments. Impairment charges of $0.4 million have been recorded to reflect these investments at fair value

          As of March 31, 2003, we owned marketable equity securities of a Japanese company, representing approximately 14% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has increased from our original cost, resulting in a carrying value at March 31, 2003 of $16.6 million. The increase over our cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income. The market for shares of this company is relatively limited, the share price is volatile and the investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

          Our investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, we recorded in our statement of operations our equity share of MusicNet’s net loss which resulted in a loss of $1.7 million for the quarter ended March 31, 2003. In July and November 2002, we contributed additional capital to MusicNet along with the other investors to fund its business. We received convertible notes, convertible into additional shares of MusicNet capital stock, in exchange for our additional investments. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will require additional funding to support the development of its business model. Based on the nature and terms of the convertible notes, for the quarter ended March 31, 2003, for purposes of calculating our equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis. As a result, the losses recorded by us for the quarter ended March 31, 2003, represent approximately 37.8% of MusicNet’s loss. As of March 31, 2003, our ownership interest in outstanding shares of capital stock of MusicNet was approximately 28.6% and the carrying value for our investment was $7.2 million. In the quarter ended March 31, 2003, we recognized approximately $0.3 million of revenue related to license and services agreements with MusicNet.

INCOME TAXES

          For the quarter ended March 31, 2003, we recorded an income tax expense of $78,000, primarily related to foreign income taxes. We did not recognize a deferred tax benefit for the loss during the quarter ended March 31, 2003. For the quarter ended March 31, 2002, we recorded income tax expense of $1.1 million.

          We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. Because of unfavorable economic conditions and uncertainty, net losses, and declines in the value of our investments, we determined that it was appropriate to increase our valuation allowance for our net deferred tax assets which resulted in not recognizing the potential future benefits of our current operating losses.

NEW ACCOUNTING POLICIES

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on our financial statements.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which is effective for fiscal years beginning after December 31, 2002, with early application encouraged. SFAS 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liabilities Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS 146 did not have a material effect on our consolidated financial position or results of operations.

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

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. FIN 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when FIN 46 becomes effective. The application of FIN 46 is not expected to have a material effect on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash used in operating activities was $1.6 million for the quarter ended March 31, 2003 and net cash provided by operating activities was $2.2 million for the quarter ended March 31, 2002. Net cash used in operating activities for the quarter ended March 31, 2003 resulted primarily from the net loss of $2.8 million and a decrease in certain operating assets and liabilities, partially offset by non-cash depreciation and amortization expense of $2.7 million and equity in net losses of MusicNet of $1.7 million. Net cash provided by operating activities for the quarter ended March 31, 2002 resulted primarily from net income of $1.0 million, non-cash depreciation expense of $3.0 million, equity in net losses of equity method investees of $2.5 million partially offset by a decrease in certain operating assets and liabilities.

          Net cash used in investing activities was $12.3 million for the quarter ended March 31, 2003 and net cash provided by investing activities was $11.5 million for the quarter ended March 31, 2002. Net cash used in investing activities for the quarter ended March 31, 2003 resulted primarily from purchases of short-term investments, long-term investments, and equipment and leasehold improvements partially offset by the sales and maturities of short-term investments. Net cash provided by investing activities for the quarter ended March 31, 2002 resulted primarily from sales and maturities of short-term investments offset by purchases of short-term investments.

          Net cash provided by financing activities was $0.4 million for the quarter ended March 31, 2003 and net cash used in financing activities was $8.0 million for the quarter ended March 31, 2002. Net cash provided by financing activities for the quarter ended March 31, 2003 resulted primarily from proceeds from sales of common stock under the employee stock purchase plan and exercise of employee stock options. Net cash used in financing activities for the quarter ended March 31, 2002 resulted from our repurchase of approximately $9.5 million of our common stock offset by proceeds from sales of common stock under the employee stock purchase plan and exercise of employee stock options.

          In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. During the quarter ended March 31, 2003, we did not repurchase any shares of our common stock.

          We currently intend to continue our share repurchase program into 2003 until we reach the $50 million limit authorized by our Board of Directors, which will be a further use of cash. In 2003, we anticipate that we will have to make capital expenditures to purchase equipment in the ordinary course of our business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders.

          On April 21, 2003, we announced that we have entered into a definitive agreement to acquire Listen.com, Inc. for approximately $36 million in cash and common stock. Approximately $17.3 million of the consideration will be paid in cash and the remainder will be paid in our common stock. The acquisition is projected to close late in the quarter ending June 30, 2003, or early in the quarter ending September 30, 2003.

          At March 31, 2003, we had $320 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments were substantially the same as those at December 31, 2002. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

          We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge all of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Europe, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros, pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in either of the quarters ended March 31, 2003 and 2002.

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

     To address the risks and uncertainties faced by our business, we must meet many challenges including:

•	establishing and maintaining broad market acceptance of our products and services and converting that acceptance into direct and indirect sources of revenue;

•	establishing and maintaining our brand name;

•	timely and successfully developing new products, product features and services and increasing the functionality and features of existing products and services;

•	developing subscription services products that result in high degrees of consumer satisfaction and high levels of consumer usage;

•	successfully responding to competition from Microsoft, Yahoo!, Apple and others, including competition from emerging technologies and solutions; and

•	developing and maintaining strategic relationships to enhance the distribution, features and utility of our products and services.

     Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

We Have a History of Losses

     We have incurred significant losses since our inception. As of March 31, 2003, we had an accumulated deficit of approximately $260.9 million. We had a net loss for the quarter ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000, and we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. We devote significant resources to developing, enhancing, selling and marketing our products and services. As a result, we will need to generate significant revenue to be profitable in the future.

Our Operating Results Are Likely to Fluctuate Significantly, Which May Cause Our Stock Price to Fluctuate

     As a result of our relatively brief operating history and the rapidly changing and uncertain nature of the markets in which we compete, our quarterly and annual revenue and operating results are likely to fluctuate from period-to-period, and period-to-period comparisons may not be meaningful. These fluctuations are caused by a number of factors, many of which are beyond our control. Our future operating results could fall below the expectations of public market analysts or investors, which would likely significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

     Our research and development and sales and marketing efforts, and other business expenditures generally, are partially based on predictions regarding certain developments for media delivery and digital media distribution and on the consumption of online consumer subscription services. To the extent that these predictions prove inaccurate, our revenue may not be sufficient to offset these expenditures, and our operating results may be harmed.

Our Revenue May Be Harmed If General Economic Conditions Do Not Improve

     In recent periods, general adverse economic conditions have caused many customers and prospective customers of our media delivery system software to experience financial difficulties. As a result, some of these companies have ceased or consolidated operations, some are continuing to experience financial difficulty and sales cycles for many of our customers and potential customers have become longer and less predictable than in the past. In addition, certain customers have attempted to refuse to pay us under existing contracts and other customers have adopted the media delivery products of our primary competitor because it bundles its competing media delivery products with its operating system for no additional charge. In particular, customers and potential customers in the systems software and telecommunication industries have become increasingly cautious in their buying decisions due to the economic trends specific to those industries. The macroeconomic environment, including Microsoft’s bundling practices, has also impacted sales to, and the rate of adoption of our systems software products by consumers, customers in the corporate enterprise, broadcast hosting, Internet content provider, non-PC device manufacturer, systems software, telecommunication and original equipment manufacturer market segments. No assurance can be given when, or if, customers in these markets will increase capital spending levels. In the event that a substantial number of our current or potential customers experience financial difficulties in the future, the rate of adoption of our products may be slowed, our ability to increase or maintain sales to such customers will be adversely affected and our ability to generate revenue from these companies will also be adversely impacted. Further, if U.S. or global economic conditions worsen, our business, operating results, and financial condition could be harmed.

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

Our Subscription Services May Not Be Successful

     Members of one of our RealOne subscription services gain access to premium subscription content and are able to take advantage of certain enhanced features of the RealOne Player. These subscription services are a relatively new business model for delivering media over the Internet and represent a new and rapidly evolving business model for us. It is too early to predict whether consumers will accept in significant numbers our subscription services or whether the services will otherwise be financially viable. To date, costs of our subscription services as a percentage of subscription services revenue is significantly higher than such costs represented in our business historically, and we expect this trend will continue to negatively impact our overall gross margins as we grow our consumer subscription business and it becomes a larger portion of our overall revenue. Our subscription services compete with both traditional and online entertainment service providers although, to date, we have not faced significant direct competition with our subscription service offerings. We anticipate increasing competition for online subscription service revenue from a wide range of companies, including AOL Time Warner, Microsoft and Yahoo!, which has recently launched a subscription service that competes with the offerings of certain of our subscription services, and from broadband Internet service providers. Many of our competitors have significantly more resources than us, including access to content, and some of our competitors may be able to leverage their experience in providing subscription or similar services to customers in other businesses to the sale of digital media subscriptions.

     We must continue to obtain premium digital content in order to maintain and increase subscriptions and subscription service revenue and overall customer satisfaction. It is too early to predict whether our subscription business will require highly popular content to increase or maintain subscriptions, and, if so, whether we will be able to obtain such content on a consistent basis, or on commercially acceptable terms. To date, a limited amount of premium digital content has been made available for delivery over the Internet that can only be accessed through a for-pay service and not for free. If we are unable to obtain premium digital content on commercially reasonable terms, or at all, or if we do not successfully market our subscription services to our end users and other potential subscribers, our business could be harmed. In addition, if the adoption of broadband services is slower than anticipated it may impact the desirability of our services as users encounter low-quality content over slower connections. In the future, increased competition for subscription services may make it more difficult to secure content licenses under reasonable terms.

If We Do Not Continue To Add Subscribers To Our Subscription Services Or If We Experience Excessive Rates of Subscriber Churn, Our Revenue and Business Will Be Harmed

     Our subscription services have become an increasingly important source of our total revenue. We believe the subscription business represents a major growth opportunity for us and also creates substantial risks. Subscribers may cancel their subscriptions to our subscription services for many reasons, including a perception that they do not use the subscription services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content, or because customer service issues are not satisfactorily resolved. In order to increase our number of subscribers and subscription revenue, we must continue to add new subscribers each quarter while minimizing the rate of loss of existing subscribers. If our marketing and promotional activities fail to add significant numbers of new subscribers or if too many of our subscribers cancel their memberships because they are dissatisfied with the service or otherwise, our revenue and business will suffer. In addition, if the costs of such marketing and promotional activities increase in order to add new subscribers, our margins and operating results will suffer. Our subscription revenue and subscription base have grown on a percentage basis in the early phases of the development of our subscription business. If our subscription revenue and subscriber base continue to grow, the percentage growth rates we have experienced to date are unlikely to be sustainable.

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

Our Online Music Services Initiatives May Not Be Successful

     In 2001, we announced the formation of a joint venture called MusicNet with several leading media companies to create a technology platform for online music subscription services. We also entered into an agreement with MusicNet to license the MusicNet platform and service for sale to our own customers. In December 2001, we began offering the RealOne MusicPass subscription service, a for-pay music subscription service based on the MusicNet platform. The business models, technologies and market for online music subscription services are new and unproven. Consumers may not accept certain features of our current RealOne MusicPass subscription offering, including the inability to copy or “burn” RealOne Music content onto CD’s, the expiration of a subscriber’s rights to access RealOne MusicPass content at the end of each month of the subscription, and the availability of a limited selection of content from certain major record labels. To date, consumer adoption and usage of our RealOne MusicPass offering has not been significant. In addition, we record in our statement of operations our equity share in MusicNet’s net income (loss) which was a loss of $1.7 million for the quarter ended March 31, 2003. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will need additional funding to support the development of its business model. No assurance can be made that MusicNet will ever contribute net income to our statement of operations or that losses recorded from MusicNet will not increase in the future. MusicNet also is a licensee of our technology and has used our digital music architecture to build its technology platform. If MusicNet is not successful and other online music subscription services do not license our technology, our business and business prospects could be harmed. The Antitrust Division of the U.S. Department of Justice and certain European antitrust regulatory authorities have commenced investigations into music licensing and other business practices related to online music businesses, including the business of MusicNet. If the business of MusicNet is harmed or materially modified as a result of these investigations, our financial results and business prospects could be harmed.

     On April 21, 2003, we announced that we have entered into a definitive agreement to acquire Listen.com. We currently expect the acquisition to close in the second or third quarter of 2003, subject to satisfaction of customary closing conditions, including obtaining an approval from the California Department of Corporations necessary for the merger to be exempt from the registration requirements of state and federal securities laws. No assurance can be given that such approval will be received or that the closing will occur, or that the acquisition will be successful. If our proposed acquisition of Listen.com successfully closes, we intend to offer Listen.com's Rhapsody music subscription service as our primary music subscription service offering through our Web sites and distribution channels. Our ability to provide this music service will be dependent on music licenses from the major music labels. While we have received consent to transfer Listen.com's existing music licenses with the major music labels, no assurance can be given that these labels will renew the licenses upon their expiration or that such renewals will be on terms that are commercially viable. The failure of the major music labels to license their music catalogs under terms that are acceptable to us and to consumers will harm our ability to offer successful music subscription services. In addition, prior to closing of our proposed acquisition of Listen.com we intend to begin distributing Listen.com's Rhapsody service on an arms-length basis. In the event that the Listen.com transaction does not close, there is no assurance that we will continue to distribute the Rhapsody service as our primary music offering and we could face significant disruption in the development of our music subscription services.

     Our music subscription services face competition from traditional offline music distribution competitors and from other new online music services, including pressplay, a joint venture formed between two leading media companies, Apple’s recently announced music service and other online efforts of the leading media companies. Competing services may be able to obtain more or better music content or may be able to license such content on more favorable terms than us, which could harm the ability of our music subscription services to compete effectively in the marketplace.

     Our music subscription services also face significant competition from “free” peer-to-peer services, such as KaZaA and Morpheus, which allow consumers to directly access an expansive array of free content without securing licenses from content providers. Although several of these “free” services have been found to be illegally violating copyright laws, enforcement efforts to date have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services, even if they are subsequently found to be illegal, substantially impairs the marketability of legitimate services.

     The Antitrust Division of the U.S. Department of Justice and certain European antitrust regulatory authorities have commenced investigations into music licensing and other business practices related to online music businesses, including the business of MusicNet. If the business of MusicNet is harmed or materially modified as a result of these investigations, our financial results and business prospects could be harmed.

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

     Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services are entering the market all the time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology franchise. Price concessions or the emergence of other pricing, licensing and distribution strategies or technology solutions of competitors may diminish our revenue, impact our margins or lead to a reduction in our market share, any of which will harm our business. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, or release products and enhancements before they are thoroughly tested, any of which could harm our operating results and stock price.

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

     In addition to Microsoft, we face competition from other companies that develop and market streaming media products. For example, Apple Computer offers the QuickTime streaming media technology and other technology based on MPEG-4 standards, including a free media player and a free streaming media server, and licenses for free source code to the server under the conditions of Apple’s end user license agreement. Apple also offers competitive music management software and hardware. Apple has recently begun to devote significant resources to developing and marketing digital media products and we expect they will continue to do so to enable them to compete vigorously with us in the marketplace. Apple has also enlisted the open source code development community to assist its development of competitive products. Companies such as AOL Time Warner and Yahoo! and many smaller competitors also offer various products that compete with our player products and content subscription services. In connection with the deployment of our system software in AOL’s Internet service, we also licensed our technology to AOL for use with its own Internet service media player application. Such licensing may impact the number of end users of our player products if AOL users only use AOL applications. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage. If our player products and formats do not continue to achieve a high level of consumer adoption and usage, our revenue and business could be harmed.

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

     Web Site Destinations, Content and Advertising. Our Web sites and the Real.com Network compete for user traffic and Internet advertising revenue with a wide variety of Web sites, Internet portals and ISPs. In particular, aggregators of audio, video and other media, such as Yahoo! Broadcast Services and Microsoft’s Windows Media Guide, compete with us and generate substantially more traffic than we do.

     We cannot be certain that advertisers will place advertising with us or that revenue derived from such advertising will be meaningful. Internet advertising revenue across the industry has decreased substantially in recent periods and our advertising revenue has substantially declined during that time. We cannot predict when, or if, advertising revenue will stabilize and it is unlikely that it will return to previous levels. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify our rate structure to retain or attract customers, our business could be harmed. Our business could also be harmed if we lose Web site traffic or if the usage of our player products fails to produce a sufficient amount of advertising inventory.

We May Not Be Successful In the Market For Downloadable Media and Personal Music Management Systems

     The market for products that enable the downloading of media and that provide a personal music management system is relatively new and still evolving. We may be unable to develop a revenue model or sufficient demand to take advantage of this market opportunity. We cannot predict whether consumers will adopt RealJukebox or the RealOne Player as their primary application to play, record, download and manage their digital music. There are a number of competitive products on the market that offer certain of the music management features currently offered by RealJukebox and by the RealOne Player. These products include WinAmp Player, MusicMatch Jukebox, Apple QuickTime Player, AOL client and Windows Media Player. Given the size and importance of the general market for music distribution, competitors will likely release additional products that directly compete with RealJukebox and the RealOne Player, which could harm our business. Our competitors may develop new features and technology not available in RealJukebox or the RealOne Player, including advanced codecs and digital rights management technology, which could harm our business.

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

We May Not Successfully Develop New Products and Services

     Our growth depends on our ability to continue to develop leading edge media delivery and digital distribution products and services. Our business and operating results would be harmed if we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenue or gross profits to offset our development and operating costs. We may not timely and successfully identify, develop and market new product and service opportunities. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenue or profitability. Competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments. If we are unable to be a technological leader in our market our business is likely to be harmed. In addition, with the recent introduction of our Helix initiative, we no longer exercise control over many aspects of the development of the open source technology that comprises our Helix initiative and accordingly, there can be no assurance that the industry will adopt the Helix Platform or the Helix Community, or that third parties will develop and introduce technologies or products based on them.

     Because the markets for our products and services are changing rapidly, we must develop new offerings quickly. We have experienced development delays and cost overruns in our development efforts in the past and we may encounter such problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our products also may contain undetected errors that could cause increased development costs, loss of revenue, adverse publicity, reduced market acceptance of our products or services or lawsuits by customers.

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

     Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:

•	difficulties in assimilating the operations, products, technology, information systems or personnel of the acquired company;

•	diversion of management’s attention from other business concerns and the potential disruption of our ongoing business;

•	the difficulty of incorporating acquired technology or content and rights into our products and services and unanticipated expenses related to such incorporation;

•	impairment of relationships with our employees, affiliates, advertisers and content providers;

•	inability to maintain uniform standards, controls, procedures and policies;

•	the assumption of known and unknown liabilities of the acquired company, including intellectual property claims;

•	entrance into markets in which we have no direct prior experience; and

•	subsequent loss of key employees of the acquired company.

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

     Also, our products and services may not achieve market acceptance or generate sufficient revenue to offset our costs of developing products and services compatible with broadband transmission formats and infrastructure. Development of products and services for a broadband transmission infrastructure involves a number of additional risks, including:

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

Our Business Will Suffer If Our Systems Fail or Become Unavailable

     A reduction in the performance, reliability or availability of our Web sites and network infrastructure may harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our revenue depends in large part on the number of users that download our products from our Web sites, access the content services on our Web sites and use our subscription services. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications, and our systems could be subject to greater vulnerability in periods of high employee turnover, such as after our recent staff reductions. A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures.

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

Our International Operations Involve Operational and Financial Risks

     We operate subsidiaries in ten foreign countries, and market and sell products in a number of other countries. We have also entered into joint ventures internationally. For the quarter ended March 31, 2003, approximately 28% of our revenue was derived from international operations.

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

     In addition to uncertainty about our ability to continue to generate revenue from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language and cultural differences, different or conflicting laws and regulations and exchange rate fluctuations.

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

     As of March 31, 2003, we had 45 registered U.S. trademarks or service marks, and had applications pending for several more U.S. trademarks. We also have several unregistered trademarks. In addition, RealNetworks has several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealOne, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

     As of March 31, 2003, we had 21 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We intend to increase our investment in filing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties.

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

     The Digital Millennium Copyright Act (DMCA) includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which are determined by arbitration proceedings, known as CARP proceedings, supervised by the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under U.S. copyright law are pending. We cannot predict the outcome of these CARP proceedings and may elect instead to directly license music content for our subscription and/or non-subscription services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States, and the availability of corresponding licenses for international performances is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. Many of our systems software and Real Broadcast Network customers may be affected by these rates, which may negatively impact our revenue. There are three other CARPs in process for 2002-2003 which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these CARPs will also likely affect our business in ways that we cannot predict. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future CARPs relating to music subscription delivery services, which may also adversely affect the online distribution of music and, in particular, our RealOne Music subscription service.

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

     Between November 1999 and March 2000, fourteen lawsuits were filed against us in federal and/or state courts in California, Illinois, Pennsylvania, Texas and Washington. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of our RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. We have filed answers denying the claims and have filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by our End User License Agreements. The Washington State Court has granted our motion to compel arbitration. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under our End User License Agreement. RealNetworks and the California state court plaintiffs have agreed on terms to settle the California litigation. The proposed settlement must be approved by the California court before taking effect and it has not yet been approved. If approved, the settlement will result in dismissal of the pending California litigation and a release by plaintiffs of all claims. Under the agreed terms, the settlement would not have a material effect on the Company’s financial condition or results of operations. Although no assurance can be given as to the outcome of these lawsuits, we believe that the allegations in these actions are without merit, and intend to vigorously defend ourselves. If the plaintiffs prevail in their claims, we could be required to pay damages or other penalties, in addition to complying with injunctive relief, which could harm our business and our operating results.

We May Be Subject To Legal Liability For the Provision of Third-Party Products, Services or Content

     We periodically enter into arrangements to offer third-party products, services, content or advertising under the RealNetworks brand or via distribution on our Web sites, in products or service offerings. We may be subject to claims concerning these products, services, content or advertising by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services, content or advertising. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for intellectual property infringement. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims do result in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

Our Directors and Executive Officers Beneficially Own Approximately 37.4% of Our Stock; Their Interests Could Conflict With Yours; Significant Sales of Stock Held By Them Could Have a Negative Effect On Our Stock Price; Shareholders May Be Unable To Exercise Control

     As of March 31, 2003, our executive officers, directors and affiliated persons beneficially owned approximately 37.4% of our common stock. Robert Glaser, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 33.9% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

Our Stock Price Has Been and May Continue To Be Volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended March 31,2003, the price of our common stock ranged from $2.68 to $9.28 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

Special Note Regarding Forward-Looking Statements

     We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	the future development and growth of, and opportunities for, the Internet and the online media delivery market;

•	the features and functionality of our future products, services and technologies;

•	the future adoption of our current and future products, services and technologies;

•	future revenue opportunities;

•	the future growth of our customer base;

•	our ability to successfully develop and introduce future products and services;

•	future expense levels (including cost of revenue, research and development, sales and marketing and general and administrative);

•	future sales and marketing efforts;

•	future capital needs and capital expenditures;

•	the effect of past and future acquisitions;

•	future charges for impairment of long-lived assets and goodwill;

•	future prepayment requirements in our customers’ contracts and the associated effect on deferred revenue;

•	future rates of growth of our costs of service revenue and future reductions in gross margins;

•	the impact of our interest in MusicNet on our operating results;

•	whether we will pay federal income taxes in the near future;

•	potential effects of interest rates on our operating results;

•	future competition from existing and new competitors and our ability to compete with such competitors;

•	the anticipated benefits of allowing access to our source code by the open source community;

•	whether our products and services will be accepted in international markets;

•	our future charitable donations;

•	the future effectiveness of our intellectual property rights; and

•	the impact of current litigation in which we are involved.

     You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Factors That May Affect Our Business, Future Operating Results and Financial Condition” and elsewhere in our Quarterly Report on Form 10-Q.

     We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Factors That May Affect Our Business, Future Operating Results and Financial Condition” and elsewhere in our Quarterly Report on Form 10-Q could materially and adversely affect our business, financial condition and operating results. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

              The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

              Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality securities as specified in our investment policy guidelines. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, in a falling rate environment there may be a degree of reinvestment risk since as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority matures within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments, and as such, the descriptions under the captions “Interest Rate Risk” remain unchanged from those included in our Annual Report on Form 10-K for the year ended December 31, 2002.

              Investment Risk. As of March 31, 2003, we had investments in voting capital stock of both public and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Equity price fluctuations of plus or minus 10% of prices at March 31, 2003 would have had an approximate $1.7 million impact on the value of our investments in publicly traded companies at March 31, 2003, related primarily to our investment in a publicly traded Japanese company.

              Foreign Currency Risk. International revenue accounted for approximately 28% of total net revenue for the quarter ended March 31, 2003. Our international subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

          Generally, our practice is to manage foreign currency risk for the majority of material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. We do not designate our foreign exchange forward contracts related to short-term intercompany accounts as hedges and, accordingly, we adjust these instruments to fair value through results of operations; however, we may periodically hedge a portion of our foreign exchange exposures associated with material firmly committed transactions, long-term investments, highly predictable anticipated exposures and net investments in foreign subsidiaries.

          Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

          Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters ended March 31, 2003 and 2002.

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

          Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. The plaintiffs have voluntarily dismissed all of the state court cases with the exception of the case pending in California. The remaining actions, which seek to certify classes of plaintiffs, allege breach of contract, invasion of privacy, deceptive trade practices, negligence, fraud and violation of certain federal and state laws in connection with various communications features of the Company’s RealPlayer and RealJukebox products. Plaintiffs are seeking both damages and injunctive relief. The Company has filed answers denying the claims and has filed suit in Washington State Court to compel the state court plaintiffs to arbitrate the claims as required by the Company’s End User License Agreements. The Washington State Court has granted the Company’s motion to compel arbitration. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks’ End User License Agreement. RealNetworks and the California state court plaintiffs have agreed on terms to settle the California litigation. The proposed settlement must be approved by the California court before taking effect and it has not yet been approved. If approved, the settlement will result in dismissal of the pending California litigation and a release by plaintiffs of all claims. Under the agreed terms, the settlement would not have a material effect on the Company’s financial condition or results of operations. Although no assurance can be given as to the outcome of these lawsuits, the Company believes that the allegations in these actions are without merit, and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

          In July 2002, a lawsuit was filed against the Company in federal court in Boston, Massachusetts, alleging that RealNetworks willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed a counterclaim against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as its reasonable attorneys fees and costs. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

          In March 2003, a class action lawsuit was filed against the Company in Washington state court, alleging causes of action based on the Washington Consumer Protection Act and unjust enrichment with regard to the Company’s marketing of free products and services. The plaintiff alleges that the Company’s practices with regard to the marketing of free products and services is false and deceptive, and seeks compensatory damages for the class as well as equitable relief, treble damages and other relief. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself against these claims. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

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

     (b)     Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2003.

REALNETWORKS, INC.

By:	/s/ Brian V. Turner

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

Date: May 1, 2003
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

Date: May 1, 2003
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