Form 10-Q
period 2003-06-30
REALNETWORKS INC
filed 2003-08-14
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No[  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [X]   No[  ]

The number of shares of the registrant’s Common Stock outstanding as of August 7, 2003 was 163,284,614.

REALNETWORKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$388,932	309,071
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	8,285	6,560
Prepaid expenses and other current assets	6,596	7,278

Total current assets	403,813	322,909

Equipment and leasehold improvements, at cost:
Equipment and software	32,317	27,536
Leasehold improvements	25,584	25,227

Total equipment and leasehold improvements	57,901	52,763
Less accumulated depreciation and amortization	28,011	22,718

Net equipment and leasehold improvements	29,890	30,045

Restricted cash equivalents	19,800	17,300
Investments	37,900	29,196
Other assets	4,494	1,726
Goodwill, net	60,077	60,077
Other intangible assets, net	690	848

Total assets	$556,664	462,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,138	7,830
Accrued and other liabilities	31,805	31,083
Deferred revenue, excluding non-current portion	26,492	31,771
Accrued loss on excess office facilities, excluding non-current portion	4,983	3,825

Total current liabilities	72,418	74,509

Deferred revenue, excluding current portion	7,875	12,446
Accrued loss on excess office facilities, excluding current portion	26,154	22,110
Deferred rent	3,359	3,271
Convertible debt	100,000	—
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value
Authorized 1,000,000 shares; issued and outstanding 159,338 shares in 2003 and 157,681 shares in 2002	159	158
Additional paid-in capital	615,904	609,833
Deferred stock compensation	(576)	(1,070)
Accumulated other comprehensive income (loss)	1,943	(1,054)
Accumulated deficit	(270,572)	(258,102)

Total shareholders’ equity	346,858	349,765

Total liabilities and shareholders’ equity	$556,664	462,101

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)

	Quarters ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net revenue:
Software license fees	$16,595	17,255	32,867	41,609
Service revenue	31,515	24,917	60,759	46,264
Advertising	1,536	1,586	2,886	3,177

Total net revenue	49,646	43,758	96,512	91,050

Cost of revenue:
Software license fees	2,239	1,604	3,562	3,812
Service revenue	12,140	9,021	24,214	18,272
Advertising	541	390	928	1,143

Total cost of revenue	14,920	11,015	28,704	23,227

Gross profit	34,726	32,743	67,808	67,823

Operating expenses:
Research and development (excluding non-cash stock-based compensation of $193 and $494 for the quarter and six months ended June 30, 2003, respectively, and $368 and $532 for the comparable periods in 2002, included below)	12,275	12,750	23,712	24,594
Sales and marketing	18,847	19,025	36,620	36,683
General and administrative	5,864	5,542	11,361	9,996
Loss on excess office facilities	7,098	—	7,098	—
Stock-based compensation	193	368	494	532

Total operating expenses	44,277	37,685	79,285	71,805

Operating loss	(9,551)	(4,942)	(11,477)	(3,982)

Other income (expense):
Interest income, net	1,186	1,807	2,451	4,424
Equity in net loss of MusicNet	(1,394)	(1,342)	(3,125)	(3,523)
Impairment of equity investments	—	(704)	(424)	(704)
Other expense, net	209	2,548	265	3,276

Other income (expense), net	1	2,309	(833)	3,473

Net loss before income taxes	(9,550)	(2,633)	(12,310)	(509)
Income tax provision (benefit)	82	(1,078)	160	(2)

Net loss	$(9,632)	(1,555)	(12,470)	(507)

Basic and diluted net loss per share	$(0.06)	(0.01)	(0.08)	(0.00)
Shares used to compute basic and diluted net loss per share	158,158	160,744	157,797	159,805
Comprehensive loss:
Net loss	$(9,632)	(1,555)	(12,470)	(507)
Unrealized gain (loss) on investments:
Unrealized holding gains (losses)	3,344	(6,042)	2,540	(21,699)
Adjustments for losses (gains) reclassified to net loss	(115)	(1,705)	309	(1,705)
Foreign currency translation adjustments	138	(38)	148	(53)

Comprehensive loss	$(6,265)	(9,340)	(9,473)	(23,964)

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(12,470)	(507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of equipment and leasehold improvements	5,410	5,861
Stock-based compensation	494	532
Equity in net losses of equity method investees	3,125	3,775
Accrued loss on excess office facilities	5,202	(1,921)
Impairment of equity investments	424	704
Gain on sale of investment	(158)	(2,409)
Net change in certain operating assets and liabilities	(9,464)	(9,049)

Net cash used in operating activities	(7,437)	(3,014)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(5,228)	(3,979)
Purchases of short-term investments	(137,303)	(283,063)
Proceeds from sales and maturities of short-term investments	233,848	290,958
Purchases of long-term investments	(9,220)	(350)
Increase in restricted cash equivalents	(2,500)	—
Proceeds from sale of investments	238	3,247
Payment of acquisition costs, net of cash acquired	—	(2,422)

Net cash provided by investing activities	79,835	4,391

Cash flows from financing activities:
Repurchase of common stock	—	(9,510)
Proceeds from sale of convertible debt, net of offering costs of $2,750	97,250	—
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	6,704	6,328

Net cash provided by (used in) financing activities	103,954	(3,182)

Effect of exchange rate changes on cash	319	(9)

Net increase (decrease) in cash and cash equivalents	176,671	(1,814)
Cash and cash equivalents at beginning of period	121,779	104,182

Cash and cash equivalents at end of period	298,450	102,368
Short-term investments at end of period	90,482	232,096

Total cash, cash equivalents and short-term investments at end of period	$388,932	334,464

Supplemental disclosure of non-cash investing activities:
Common stock issued in business combination, excluding deferred compensation	$—	1,003

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

          These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2003. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

          These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(c)	Cash, Cash Equivalents and Short-Term Investments

          Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	June 30, 2003	December 31, 2002

Cash and cash equivalents	$298,450	121,779
Short-term investments	90,482	187,292

Total cash, cash equivalents and short-term investments	$388,932	309,071

Restricted cash equivalents	$19,800	17,300

          Restricted cash equivalents at June 30, 2003 represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters, and (c) cash equivalents of $2.5 million pledged as collateral against guaranteed minimum payments in connection with a contract for services.

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

(d)	Investments

          The Company has investments that are accounted for under the cost method of accounting. The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence and for which the related securities do not have a quoted market price.

          The Company also has investments that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s consolidated operating results. In certain cases where the Company has loaned the investee funds, the Company may record more than its relative equity share of the investee’s losses.

(e)	Other Assets

          Other assets primarily consist of offering costs and other long-term deposits. The Company incurred the offering costs as a result of its convertible debt offering. These costs are deferred and are being amortized using the straight-line method over a 5-year period.

(f)	Revenue Recognition

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

          For multiple element arrangements when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, the Company recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. If specific objective evidence does not exist for an undelivered element in a software arrangement, which may include distribution or other term-based arrangements in which the license fee includes support during the arrangement term, revenue is recognized over the term of the support period commencing upon delivery of the Company’s technology to the customer. For arrangements in which the Company commits to significantly alter the features and functionality of its software or build complex interfaces necessary for the Company’s software to function in the customer’s environment, revenue associated with the software and/or service elements is generally recognized as the services are performed.

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

(g)	Net Income (Loss) Per Share

          Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

          The share count used to compute basic and diluted net loss per share is calculated as follows (in thousands):

	Quarters Ended June 30,

	2003	2002

Weighted average shares outstanding	158,484	161,151
Less restricted shares	326	407

Shares used to compute basic and diluted net loss per share	158,158	160,744

          Potential dilutive securities outstanding were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Potential dilutive securities for the quarter and six months ended June 30, 2003 included options to purchase approximately 43,160,000 common shares. Included in this amount are approximately 10,750,000 contingently issuable shares related to convertible debt issued as described in Note 6. Potential dilutive securities for the quarter and six months ended June 30, 2002 included options to purchase approximately 33,123,000 common shares.

(h)	Derivative Financial Instruments

          During the six months ended June 30, 2003, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

          At June 30, 2003, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay US$/receive GBP)	(GBP)	1,100	$1,830	$(16)
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN)	235,200	$2,000	$33

          At December 31, 2002, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay US$/receive GBP)	(GBP)	1,000	$1,590	$12
Euro (“EUR”) (contracts to pay US$/receive EUR)	(EUR)	240	$247	$5
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN)	293,200	$2,410	$(70)

          No derivative instruments were outstanding at June 30, 2003, or December 31, 2002, which were designated as hedges for accounting purposes.

(i)	Comprehensive Income (Loss)

          The Company’s comprehensive loss for the quarters and six months ended June 30, 2003 and 2002 consisted of net loss, net unrealized gains and losses on investments and the gross amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains and losses on investments has been taken into account if applicable. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	June 30,	December 31,
	2003	2002

Unrealized gains/(losses) on investments, net of taxes of $16,479 in 2003 and 2002	$2,271	(578)
Foreign currency translation adjustments	(328)	(476)

	$1,943	(1,054)

(j)	Stock-Based Compensation

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

          The Company recognizes compensation cost related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” At June 30, 2003, the Company has five stock-based employee compensation plans. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss as reported	$(9,632)	(1,555)	(12,470)	(507)
Plus: stock-based employee compensation expense included in reported net loss, net of related tax effects	193	368	494	532
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	7,613	24,116	18,197	50,176

Pro forma net loss	$(17,052)	(25,303)	(30,173)	(50,151)

Net loss per share:
Basic and diluted - as reported	$(0.06)	(0.01)	(0.08)	(0.00)
Basic and diluted - pro forma	(0.11)	(0.16)	(0.19)	(0.31)

(k)	Recently Issued Accounting Standards

          In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables’’ (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 became effective for periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position or results of operations.

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

          In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative Instruments embedded in other contracts and for hedging activities under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position or results of operations.

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations.

NOTE 2 - SEGMENT INFORMATION

          The Company operates in one business segment, media delivery, for which the Company receives revenue from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, President, Executive and Senior Vice Presidents, General Counsel, and the Company’s Vice President of Media Web Services. The CEOS reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS does not review discrete financial information regarding profitability of the Company’s different products or services and, therefore, the Company has only one operating segment as defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

          The Company’s customers consist primarily of end users located in the United States and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

United States	$36,009	32,739	$69,778	64,262
Europe	7,990	5,370	14,904	14,235
Asia	4,977	4,833	10,328	10,250
Rest of the world	670	816	1,502	2,303

Total net revenue	$49,646	43,758	$96,512	91,050

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

          Consumer subscription services revenue is derived from sales of digital media subscription services, including RealOne SuperPass, RealOne RadioPass, RealOne Rhapsody and stand-alone and add-on subscriptions. These services are sold primarily through the Internet, and the Company charges the customers’ credit cards at the time of sale. Billing periods for consumer subscriptions services occur monthly, quarterly or annually, depending on the service purchased.

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

          Revenue from external customers by product type is as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Consumer software and related services	$6,166	7,225	14,063	16,680
Consumer subscription services	25,470	17,800	49,109	31,422
Systems	16,474	17,147	30,454	39,771
Advertising	1,536	1,586	2,886	3,177

Total net revenue	$49,646	43,758	96,512	91,050

          Long-lived assets by geographic location are as follows (in thousands):

	June 30,	December 31,
	2003	2002

United States	$89,886	90,234
Asia/Rest of the world	556	518
Europe	215	218

Total	$90,657	90,970

NOTE 3 - OTHER INVESTMENTS

          RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent for which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. During 2002, certain of the Company’s investments were written down to fair value based upon the Company’s analysis that the declines in fair value were other-than-temporary resulting in an impairment charge of $704,000 for the quarter and six months ended June 30, 2002. Based upon an evaluation of the facts and circumstances at June 30, 2003, the Company determined that there were no other-than-temporary declines in fair value for the quarter ended June 30, 2003. Impairment charges for other-than-temporary declines in fair value of investments for the six months ended June 30, 2003 were $0.4 million.

          As of June 30, 2003, the Company owned marketable equity securities of a Japanese company, representing approximately 14% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has increased from the Company’s original cost, resulting in a carrying value at June 30, 2003 of $19.7 million. The increase over the Company’s cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited, the share price is volatile and the investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

NOTE 4 – INVESTMENT IN MUSICNET

          The Company’s investment in MusicNet, Inc. (MusicNet), a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, the Company records in its statement of operations its equity share of MusicNet’s net income (loss) which was a loss of $1.4 million and $3.1 million for the quarter and six months ended June 30, 2003 and $1.3 million and $3.5 million for the comparable periods in 2002. The Company owns common and preferred stock in MusicNet and also owns convertible notes, convertible into shares of MusicNet preferred stock. In April 2003, the Company and the other investors in MusicNet contributed additional capital to MusicNet to fund its business. The Company contributed $3.0 million and received additional convertible notes for this investment. The Company anticipates that MusicNet will continue to incur losses in the foreseeable future and will require additional funding to support the development of its business model. Based on the nature and terms of the convertible notes, for the quarter and six months ended June 30, 2003, for purposes of calculating the Company’s equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis. As a result, the losses recorded by the Company for the quarter and six months ended June 30, 2003, represent approximately 36.9% of MusicNet’s loss. As of June 30, 2003, the Company’s ownership interest in outstanding shares of capital stock of MusicNet was approximately 25.5% and the carrying value for its investment was $8.8 million. During the quarter and six months ended June 30, 2003, the Company recognized approximately $0.3 million and $0.6 million of revenue related to license and services agreements with MusicNet, respectively.

NOTE 5 – LOSS ON EXCESS OFFICE FACILITIES

          In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. Due to the decline in the market for office space in Seattle and the Company’s re-assessment of its facilities requirements, the Company has accrued for estimated future losses on excess office facilities. The Company’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. During the quarter ended June 30, 2003, the Company secured an additional tenant at a sublease rate lower than the rate used in previous loss estimates. As a result, the Company adjusted its estimates to reflect the lower lease rate and recorded additional losses of $7.1 million during the quarter and six months ended June 30, 2003. The loss estimates include $14.7 million of sublease income, of which $8.9 million is committed under current sublease contracts. The Company did not identify any factors which caused it to revise its estimates during the quarter and six months ended June 30, 2002. The Company regularly evaluates the market for office space in Seattle. If the market for such space declines further in future periods, the Company may have to revise its estimates which may result in additional losses on excess office facilities. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections.

          A summary of activity for the accrued loss on excess office facilities is as follows (in thousands):

Accrued loss at December 31, 2002	$25,935
Revisions to estimates	7,098
Less amounts paid, net of sublease income	(1,896)

Accrued loss at June 30, 2003	$31,137

NOTE 6 – CONVERTIBLE DEBT

          During June 2003, the Company issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of approximately $9.30 if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchaser may require the Company to purchase all or a portion of its notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company received proceeds of $97.3 million, net of estimated offering costs. The Company expects to pay additional offering costs of approximately $0.3 million in the quarter ending September 30, 2003. The offering costs are being amortized over a 5-year period. The net proceeds of the issuance are intended to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and working capital requirements.

NOTE 7 – GUARANTEES

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

NOTE 8 - LITIGATION

          Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. All state court cases have been dismissed, the most recent being the California case, which was dismissed pursuant to a settlement in June 2003. The settlement did not have a material adverse effect on the Company’s financial position or results of operations. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted the Company’s motion to stay the court proceedings because the claims are subject to arbitration under the Company’s End User License Agreement.

          In July 2002, a lawsuit was filed against the Company in federal court in Boston, Massachusetts, alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed counterclaims against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as recovery of damages for plaintiff’s infringement of a RealNetworks patent, and its reasonable attorneys fees and costs. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

          In March 2003, William Cirignani filed a consumer class action against the Company in Washington state court, alleging causes of action based on the Washington Consumer Protection Act and unjust enrichment. The plaintiff alleges that consumers who attempted to download or purchase certain of the Company’s products and services were fraudulently and deceptively enrolled in, and prevented from canceling, the Company’s subscription services. The plaintiff seeks compensatory damages, equitable relief in the form of an order prohibiting the alleged false and deceptive practices, treble damages and other relief. On June 2, 2003, the Company filed a motion to stay the case pending arbitration, based on the provisions in the Company’s End User License Agreements with consumers for the relevant products and services, which provide for disputes to be resolved through arbitration. On July 15, 2003, the trial court granted the Company’s motion staying the litigation pending arbitration. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself against these claims. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

          In June 2003, a lawsuit was filed against the Company and Listen.Com in federal district court for the Northern District of Illinois, alleging that certain features of the Company’s and Listen.Com’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble dames from the alleged infringement. Although no assurance can be given as to the outcome of this lawsuit, the Company believes the allegations are without merit and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiff prevails in its claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

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

NOTE 9 – SUBSEQUENT EVENT

          On April 21, 2003, the Company announced it entered into a definitive agreement to acquire Listen.Com, Inc. (Listen.Com), a digital music service provider, for approximately $36 million in cash and Company common stock. The Company closed this transaction on August 4, 2003. Approximately $17.3 million of the consideration was paid in cash and the remainder with 4.1 million shares and options to acquire shares of Company common stock. The former common shareholders of Listen.Com also have the right to receive up to an additional $1.5 million on or prior to the one-year anniversary of the consummation of the acquisition if certain conditions are satisfied. As of June 30, 2003, the Company had also invested approximately $6.2 million in Listen.Com in the form of convertible promissory notes.

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

     Our primary strategy is to drive the creation of a market for digital audio and video content online, including subscription-based content. We believe we are positioned to benefit from this market in three primary ways: (1) as an electronic retailer of digital content and software to consumers; (2) as a business-to-business services provider to third parties who wish to distribute their content to consumers via digital networks; and (3) as a supplier of the underlying technology needed by content owners and network operators to create and distribute digital content. Since our inception we have helped to create a large ecosystem of consumers, network operators and content owners who use our products and services to create, send and receive both free and paid content.

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

          For multiple element arrangements, when company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, we recognize revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of the arrangement’s undelivered elements such as consulting services and product support and upgrades, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products for which no installation or customization is required based upon the amounts we charge when support and upgrades are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates we charge for our employees when they are performing these services provided we have the ability to accurately estimate the hours required to complete a project based upon our experience with similar projects. For multiple element arrangements involving installation or customization, company-specific objective evidence is established for support and upgrade arrangements if our customers have an optional annual renewal rate specified in the arrangement and the rate is substantive. For arrangements in which the Company commits to significantly alter the features and functionality of its software or build complex interfaces necessary for the Company’s software to function in the customer’s environment, revenue associated with the software and/or service elements is generally recognized as the services are performed.

          If company specific objective evidence does not exist for an undelivered element in a software arrangement, which may include distribution or other term-based arrangements in which the license fee includes support during the arrangement term, revenue is recognized over the term of the support period commencing upon delivery of our technology to the customer.

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

          Service revenue includes payments under support and upgrade contracts, and payments for RealOne media subscription services, consulting services and streaming media content hosting. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenue is recognized ratably over the period that services are provided. Other service revenue is recognized as the services are performed.

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

          Accrued Loss On Excess Office Facilities. We have made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities would be significantly different from that recorded, which could have a material impact on our operating results. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. We regularly evaluate the market for office space in Seattle. If the market for such space declines further in future periods, we may have to revise our estimates which may result in additional losses on excess office facilities. We have revised our original estimate three times in the last two years, increasing the accrual for loss on excess office facilities each time. The first two revisions were in both cases the result of changes in the market for commercial real estate in the Seattle, Washington area. For the third revision during the quarter ended June 30, 2003, we revised our estimate and increased our accrual as a result of securing an additional tenant at a sublease rate lower then the rate used in previous estimates. The loss estimates include $14.7 million of sublease income, of which $8.9 million is committed under current sublease contracts.

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

          Valuation of Deferred Income Tax Assets. In accordance with generally accepted accounting principles, we must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefits in the statement of operations. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macro-economic conditions and issues facing our industry, existing contracts, backlog, our ability to project future results and any appreciation of our investments and other assets. As of December 31, 2002, and June 30, 2003 we had established valuation allowances equal to our net deferred tax assets.

RESULTS OF OPERATIONS

REVENUE

          Software License Fees. Software license fees were $16.6 million for the quarter ended June 30, 2003, a decrease of 4% from $17.3 million for the quarter ended June 30, 2002. Software license fees were $32.9 million for the six months ended June 30, 2003, a decrease of 21% from $41.6 million for the six months ended June 30, 2002. The decreases were due primarily to lower revenue from certain of our systems software products. In particular, sales to Internet service providers and customers in the systems software and original equipment manufacturer industries have declined. We believe that the decreases in these systems sales were primarily due to continued cutbacks in capital and information technology spending by our customers and potential customers caused by macroeconomic conditions and the fact that Microsoft has continued to bundle its competing Windows Media Player and server software for free with its operating system products, causing certain potential customers to adopt Microsoft’s media delivery products. We believe the macroeconomic environment and competition from Microsoft, including Microsoft’s conduct described below in “Factors that may Affect our Business, Future Operating Results and Financial Condition,” have negatively impacted sales to, and the rate of adoption of our systems software products by, consumers, including customers in the corporate enterprise, broadcast hosting, Internet content provider, non-PC device manufacturer, systems software, telecommunication and original equipment manufacturer markets. No assurance can be given when, or if, customers in these markets will begin to increase capital spending levels or whether, if capital spending increases, it will result in increased revenue for our systems products. We have also focused our consumer promotional activities to feature our RealOne and stand-alone subscription services, the revenue from which is reflected in service revenue. In June 2002, we launched a European edition of our RealOne subscription service and began promoting this service to our European customers. Both of these factors have resulted in a shift of revenue from software license fees to service revenue. These decreases were partially offset by revenue from increased sales of our system software to mobile and wireless infrastructure companies. In addition, revenue for software license fees increased related to a past contract with a customer who filed for bankruptcy protection. In the quarter ended June 30, 2003, a bankruptcy court relieved us of any future support or other obligations. As a result, we recognized the remaining amount of deferred revenue as revenue in the quarter ended June 30, 2003.

          Service Revenue. Service revenue was $31.5 million for the quarter ended June 30, 2003, an increase of 26% from $24.9 million for the quarter ended June 30, 2002. Service revenue was $60.8 million for the six months ended June 30, 2003, an increase of 31% from $46.3 million for the six months ended June 30, 2002. The increases in service revenue were primarily attributable to growth in the number of subscribers to our subscription services and the introduction of new digital media subscription services, such as RadioPass, partially offset by decreases in other product offerings, including content hosting revenue and support and upgrades revenue. Revenue from our digital media subscription services was $25.5 million and $17.8 million of service revenue for the quarters ended June 30, 2003 and 2002, respectively, and $49.1 million and $31.4 million for the six months ended June 30, 2003 and 2002, respectively. The reasons for increases in subscription revenue are described in more detail in “Revenue By Product Type — Consumer Subscription Services” below. We believe the decreased revenue in our other product offerings, including content hosting, were due primarily to competition from Microsoft and the macroeconomic conditions described above in “Software License Fees.”

          Advertising. Advertising revenue was $1.5 million for the quarter ended June 30, 2003, a decrease of 3% from $1.6 million for the quarter ended June 30, 2002. Advertising revenues were $2.9 million for the six months ended June 30, 2003, a decrease of 9% from $3.2 million for the six months ended June 30, 2002. We believe the decrease in advertising revenue was due in part to the continued depressed environment for Internet advertising, which resulted in lower volumes. We also believe the focus of our promotional and marketing efforts to more prominently feature our digital media subscription offerings contributed to the decrease in advertising revenue, as we removed paid advertising from certain Web pages and used our advertising space to promote our digital media subscription services.

REVENUE BY PRODUCT TYPE

          Consumer Software and Related Services. Consumer software and related services revenue is derived from sales of our RealOne Player Plus and related products, revenue from support and maintenance services that we sell to customers who purchase these products and sales of third-party software products, including games. Consumer software and related services revenue was $6.2 million for the quarter ended June 30, 2003, a decrease of 15% from $7.2 million for the quarter ended June 30, 2002. Consumer software and related services revenue was $14.1 million for the six months ended June 30, 2003, a decrease of 16% from $16.7 million for the six months ended June 30, 2002. The decreases were primarily due to a change in focus of our promotional activities to feature our digital media subscription services over our traditional consumer products as well as competition from Microsoft described in “Revenue – Software License Fees” above. Additionally, in June 2002, we launched a European edition of our RealOne digital media subscription service which has caused a shift from consumer software and related services revenue to consumer subscription services revenue.

          Consumer Subscription Services. Consumer subscription services revenue consists of our digital media subscription services, including SuperPass, RadioPass, MusicPass, and stand-alone and add-on subscriptions. Consumer subscription services revenue was $25.5 million for the quarter ended June 30, 2003, an increase of 43% from $17.8 million for the quarter ended June 30, 2002. Consumer subscription services revenue was $49.1 million for the six months ended June 30, 2003, an increase of 56% from $31.4 million for the six months ended June 30, 2002. The increases were primarily attributable to the increased focus of our promotional activities on our digital media subscription services, the introduction of new subscription services, including RadioPass and GamePass, the introduction of new standalone subscription services, including OpenPass, and the related increase in paying subscribers. We also believe that the continued increase in exclusive and premium content available to our digital media subscribers has resulted in a broader reach among consumers, thereby leading to greater consumer adoption rates and higher revenue. Additionally, in June 2002 we launched a European edition of our RealOne subscription service with premium content from European content partners. Our subscription services offerings represent a relatively new business model for Internet media delivery and a new business model for us and, to date, we have not faced significant direct competition with these offerings. While consumer subscription revenue has increased substantially on a year-over-year basis, the rate of growth has slowed in recent periods. The $25.5 million of consumer subscription services revenue in the second quarter of 2003 represents an 8% increase over consumer subscription services revenue of $23.6 million in the first quarter of 2003. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate subscription revenue will grow, if at all, or the nature or potential impact of anticipated competition.

          Systems. Systems revenue is derived from sales of our media delivery system software, including RealServer and Helix system software, and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide through our Real Broadcast Network and consulting services we offer to our customers. Systems revenue was $16.5 million for the quarter ended June 30, 2003, a decrease of 4% from $17.1 million for the quarter ended June 30, 2002. Systems revenue was $30.5 million for the six months ended June 30, 2003, a decrease of 23% from $39.8 million for the six months ended June 30, 2002. See “Revenue – Software License Fees” above for the analysis of the decrease in revenue.

          Advertising. Advertising revenue was $1.5 million for the quarter ended June 30, 2003, a decrease of 3% from $1.6 million for the quarter ended June 30, 2002. Advertising revenue was $2.9 million for the six months ended June 30, 2003, a decrease of 9% from $3.2 million for the six months ended June 30, 2002. See “Revenue – Advertising” above for the analysis of the decrease in revenue.

GEOGRAPHIC REVENUE

          International revenue represented 27% of total net revenue for the quarter ended June 30, 2003, compared to 25% for the quarter ended June 30, 2002. International revenue increased as a percentage of total net revenue in the second quarter of 2003 primarily due to increased revenue from our European edition of our RealOne digital media subscription service launched in June 2002, as well as from revenue from European mobile infrastructure providers. Revenue generated in Europe was 16% of total net revenue for the quarter ended June 30, 2003, compared to 12% for the quarter ended June 30, 2002, and revenue generated in Asia and the rest of the world was 11% of total net revenue for the quarter ended June 30, 2003, compared to 13% for the quarter ended June 30, 2002. The increase in European revenue as a percentage of total revenue is due to an increase in new systems contracts in that region and the European edition of our RealOne digital media subscription service. The decrease in Asia and the rest of the world revenue as a percentage of total revenue is due to a slower rate of revenue growth in Asia and the rest of the world as compared to the other geographies as discussed above. Revenue generated in Europe was 15% of total net revenue for the six months ended June 30, 2003, compared to 16% for the six months ended June 30, 2002, and revenue generated in Asia and the rest of the world was 12% of total net revenue for the six months ended June 30, 2003, compared to 14% for the six months ended June 30, 2002. At June 30, 2003, accounts receivable due from international customers represented approximately 30% of trade accounts receivable. The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. Results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. We currently do not hedge the majority of our foreign currency exposures and therefore are subject to the risk of changes in exchange rates. We currently manage a portion of our foreign currency exposures through the use of foreign currency exchange forward contracts and therefore are still subject to some risk of changes in exchange rates. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements. The costs of both domestic and international revenue are substantially the same.

DEFERRED REVENUE

          Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, unearned subscription services and other prepayments for which the earnings process has not been completed. Revenue from contracts with customers developing content delivery networks is generally recognized over the term of the arrangement commencing upon the customer’s deployment of our technology in their network. Because many of the agreements related to content delivery networks have been with companies that have had limited operating histories, we have historically required prepayments from such customers to mitigate our credit risk. Cash prepayments associated with these contracts are recorded as deferred revenue and amounted to $16.4 million and $24.0 million at June 30, 2003 and December 31, 2002, respectively. The decrease in deferred revenue related to these contracts during the quarter and six months ended June 30, 2003 is primarily due to prepayments received under contracts occurring at a slower rate than recognition of revenue on existing contracts. We believe the decrease has been largely due to the decrease in new systems contracts in recent periods, which represent a significant portion of deferred revenue. We believe the decrease in new systems contracts results primarily from the conditions described in “Revenue — Software License Fees” above.

COST OF REVENUE

          Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, fees paid to third-party vendors for order fulfillment and royalties paid on sales of games and other third-party products. Cost of software license fees was $2.2 million for the quarter ended June 30, 2003, an increase of 40% from $1.6 million for the quarter ended June 30, 2002, and increased as a percentage of software license fees to 13% for the quarter ended June 30, 2003 from 9% for the quarter ended June 30, 2002. The increases were due primarily to costs of revenue related to custom development work and an increase in royalties resulting from a shift in product mix towards products with higher royalty related costs. Cost of software license fees was $3.6 million for the six months ended June 30, 2003, a decrease of 7% from $3.8 million for the six months ended June 30, 2002, but increased as a percentage of software license fees to 11% for the six months ended June 30, 2003 from 9% for the six months ended June 30, 2002. The decrease in costs was due primarily to lower sales volumes. Lower sales volumes resulted in lower royalties, packaging and shipping costs, partially offset by costs of revenue related to custom development work and a shift in product mix towards products with higher royalty related costs.

          Cost of Service Revenue. Cost of service revenue includes the cost of content included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services and expenses incurred in providing our streaming media hosting services. Cost of service revenue was $12.1 million for the quarter ended June 30, 2003, an increase of 35% from $9.0 million for the quarter ended June 30, 2002, and increased as a percentage of service revenue to 39% for the quarter ended June 30, 2003 from 36% for the quarter ended June 30, 2002. Cost of service revenue was $24.2 million for the six months ended June 30, 2003, an increase of 33% from

$18.3 million for the six months ended June 30, 2002, and increased as a percentage of service revenue to 40% for the six months ended June 30, 2003 from 39% for the six months ended June 30, 2002. The increase in costs was primarily due to costs associated with content included in our digital media subscription services, which has fixed and variable components. The content costs increased due to an increase in paying subscribers and the costs of adding new content to our services. The increase in cost of service revenue as a percentage of service revenue was due to higher fixed content costs for certain contracts.

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

          Cost of Advertising. Cost of advertising includes the cost of personnel associated with maintenance of programming services, content creation and maintenance and advertising delivery services. Cost of advertising was $0.5 million for the quarter ended June 30, 2003, an increase of 39% from $0.4 million for the quarter ended June 30, 2002, and increased as a percentage of advertising revenue to 35% for the quarter ended June 30, 2003 from 25% for the quarter ended June 30, 2002. The increase was due primarily to higher advertising delivery costs. Cost of advertising was $0.9 million for the six months ended June 30, 2003, a decrease of 19% from $1.1 million for the six months ended June 30, 2002, and decreased as a percentage of advertising revenues to 32% for the six months ended June 30, 2003 from 36% for the six months ended June 30, 2002. The decrease in costs was primarily due to lower sales volumes and shifting programming personnel to other areas of our business. The decrease in cost of advertising as a percentage of advertising revenue was due to fixed expenses decreasing at a faster rate than the decrease in revenue.

OPERATING EXPENSES

          Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock-based compensation, were $12.3 million for the quarter ended June 30, 2003, a decrease of 4% from $12.8 million for the quarter ended June 30, 2002, and decreased as a percentage of total net revenue to 25% for the quarter ended June 30, 2003 from 29% for the quarter ended June 30, 2002. The decrease in expenses was due primarily to lower salary expense resulting from a reduction in personnel and related costs in the third quarter of 2002 as part of an overall plan to control costs, partially offset by an increase in expenses for contract labor. Research and development expenses, excluding non-cash stock-based compensation, were $23.7 million for the six months ended June 30, 2003, a decrease of 4% from $24.6 million for the six months ended June 30, 2002, and decreased as a percentage of total net revenue to 25% for the six months ended June 30, 2003 from 27% for the six months ended June 30, 2002. The decrease in expenses was primarily due to a reduction in personnel and related costs in the third quarter of 2002 as part of an overall plan to control costs, partially offset by an increase in expenses for contract labor. The decreases in percentage terms for the quarter and year to date were primarily the result of expenses decreasing while net revenue increased.

          Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expenses were $18.8 million for the quarter ended June 30, 2003, a decrease of 1% from $19.0 million for the quarter ended June 30, 2002, and decreased as a percentage of total net revenue to 38% for the quarter ended June 30, 2003 from 43% for the quarter ended June 30, 2002. Sales and marketing expenses were $36.6 million for the six months ended June 30, 2003, a decrease of less than 1% from $36.7 million for the six months ended June 30, 2002, and decreased as a percentage of total net revenue to 38% for the six months ended June 30, 2003 from 40% for the six months ended June 30, 2002. The decrease in expenses was primarily due to lower salary expense resulting from a reduction in personnel and contract labor as part of our third quarter 2002 personnel reduction. This decrease was offset by an increase in advertising and marketing activities, promotional activities, and subscriber referral fees. Subscriber referral fees increased due to an increase in the number of content partners that refer new subscribers to us via their Web sites and a corresponding increase in related payments to such partners. The decreases as a percentage of total net revenue resulted primarily from our sales and marketing expenses decreasing while our net revenue increased.

          General and Administrative. General and administrative expenses consist primarily of salaries, related personnel costs, and fees for professional and temporary services. General and administrative expenses were $5.9 million for the quarter ended June 30, 2003, an increase of 6% from $5.5 million for the quarter ended June 30, 2002, and decreased as a percentage of total net revenue to 12% for the quarter ended June 30, 2003 from 13% for the quarter ended June 30, 2002. The increase in expense was primarily due to litigation defense costs and litigation settlement costs. The decrease in percentage terms was due to expenses increasing at a lower rate than the increase in net revenue. General and administrative expenses were $11.4 million for the six months ended June 30, 2003, an increase of 14% from $10.0 million for the six months ended June 30, 2002, and increased as a percentage of total net revenue to 12% for the six months ended June 30, 2003 from 11% for the six months ended June 30, 2002. The increase in expenses was primarily due to increased patent filing fees, litigation defense costs and litigation settlement costs.

          Stock-Based Compensation. Stock-based compensation which pertains to research and development personnel was $0.2 million for the quarter ended June 30, 2003, a decrease of 48% from $0.4 million for the quarter ended June 30, 2002 and decreased as a percentage of total net revenue to less than 1% for the quarter ended June 30, 2003 from 1% for the quarter ended June 30, 2002. The decrease in expense was related to the use of accelerated amortization in earlier periods. Stock-based compensation was $0.5 million for the six months ended June 30, 2003 and 2002, and remained unchanged as a percentage of total net revenue at 1% for the six months ended June 30, 2003 and 2002.

OTHER INCOME (EXPENSE), NET

          Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, equity in net loss of MusicNet, Inc. (MusicNet) and impairment of certain equity investments. For the quarter and six months ended June 30, 2003, interest income declined from the comparable period in 2002. The decrease was primarily due to lower effective interest rates and lower average investment balances. Lower average investment balances were primarily the result of cash used in operations and investing activities such as the purchase of short-term investments.

          We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether declines in fair value, if any, of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent for which the quoted market price is less than its accounting basis. We also consider other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. During 2002, certain of the Company’s investments were written down to fair value based upon the Company’s analysis that the declines in fair value were other-than-temporary, resulting in an impairment charge of $704,000 for the quarter and six months ended June 30, 2002. Based upon an evaluation of the facts and circumstances during the quarter and six months ended June 30, 2003, we determined that there were no other-than-temporary declines in value for the quarter ended June 30, 2003. Impairment charges for other-than-temporary declines in fair value of investments for the six months ended June 30, 2003 were $0.4 million.

          As of June 30, 2003, we owned marketable equity securities of a Japanese company, representing approximately 14% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has increased from our original cost, resulting in a carrying value at June 30, 2003 of $19.7 million. The increase over our cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income. The market for shares of this company is relatively limited, the share price is volatile and the investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

          Our investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, we recorded in our statement of operations our equity share of MusicNet’s net loss which resulted in a loss of $1.4 million and $3.1 million for the quarter and six months ended June 30, 2003, respectively, and $1.3 million and $3.5 million for the comparable periods in 2002. We own common and preferred stock in MusicNet and also own convertible notes, convertible into additional shares of MusicNet preferred stock. In April 2003, we and the other investors in MusicNet contributed additional capital to MusicNet to fund its business. We contributed $3.0 million and received additional convertible notes for this investment. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will require additional funding to support the development of its business model. Based on the nature and terms of the convertible notes, for the quarter and six months ended June 30, 2003, for purposes of calculating our equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis. As a result, the losses recorded by us for the quarter and six months ended June 30, 2003, represent approximately 36.9% of MusicNet’s loss. As of June 30, 2003, our ownership interest in outstanding shares of capital stock of MusicNet was approximately 25.5% and the carrying value for our investment was $8.8 million. In the quarter and six months ended June 30, 2003, we recognized approximately $0.3 million and $0.6 million, respectively, of revenue related to license and services agreements with MusicNet.

INCOME TAXES

          For the quarter and six months ended June 30, 2003, we recorded an income tax expense of $82,000 and $160,000, primarily related to foreign income taxes. We did not recognize a deferred tax benefit for the loss during the quarter and six months ended June 30, 2003. For the quarter and six months ended June 30, 2002, we recorded income tax benefits of $1.1 million and $2,000, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

          In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements With Multiple Deliverables” (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 became effective for periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material effect on our financial position or results of operations.

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

          In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS 149 to have a material effect on our financial position or results of operations.

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We do not expect the adoption of SFAS 150 to have a material effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash used in operating activities was $7.4 million for the six months ended June 30, 2003 and net cash used in operating activities was $3.0 million for the six months ended June 30, 2002. Net cash used in operating activities for the six months ended June 30, 2003 resulted primarily from the net loss of $12.5 million and a decrease in deferred revenue of $9.8 million, partially offset by non-cash depreciation and amortization expense of $5.4 million, equity in net losses of MusicNet of $3.1 million, and accrued loss on excess office facilities of $5.2 million. Net cash used in operating activities for the six months ended June 30, 2002 resulted primarily from net loss of $507,000 and decreases in deferred revenue of $5.8 million and accrued and other liabilities of $2.3 million, partially offset by non-cash depreciation expense of $5.9 million and equity in net losses of equity method investees of $3.8 million.

          Net cash provided by investing activities was $79.8 million and $4.4 million for the six months ended June 30, 2003 and 2002, respectively. Net cash provided by investing activities for the six months ended June 30, 2003 resulted primarily from the sales and maturities of short-term investments partially offset by purchases of short-term investments, long-term investments, and equipment and leasehold improvements. Net cash provided by investing activities for the six months ended June 30, 2002 resulted primarily from sales and maturities of short-term investments and proceeds from the sales of other investments, partially offset by purchases of short-term investments, equipment, leasehold improvements and cash used for acquisitions.

          Net cash provided by financing activities was $104.0 million for the six months ended June 30, 2003 and net cash used in financing activities was $3.2 million for the six months ended June 30, 2002. Net cash provided by financing activities for the six months ended June 30, 2003 resulted primarily from proceeds from our convertible debt offering. Net cash used in financing activities for the six months ended June 30, 2002 resulted from our repurchase of approximately $9.5 million of our common stock, partially offset by exercises of employee stock options.

          In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. During the six months ended June 30, 2003, we did not repurchase any shares of our common stock.

          We currently intend to continue our share repurchase program into 2003 until we reach the $50 million limit authorized by our Board of Directors, which will be a further use of cash. In 2003, we anticipate that we will have to make capital expenditures to purchase equipment in the ordinary course of our business. In the future, we may seek to raise additional funds through public or private equity or debt financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders.

          On April 21, 2003, we announced that we had entered into a definitive agreement to acquire Listen.Com, Inc. for approximately $36 million in cash and common stock. We closed this transaction on August 4, 2003. Approximately $17.3 million of the consideration was paid in cash and the remainder with 4.1 million shares and options to acquire shares of our common stock. The former common shareholders of Listen.Com also have the right to receive up to an additional $1.5 million on or prior to the one-year anniversary of the consummation of the acquisition if certain conditions are satisfied. As of June 30, 2003, we had also invested approximately $6.2 million in Listen.Com in the form of convertible promissory notes.

          During June 2003, we issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of our subsidiaries. The notes are convertible into shares of our common stock based on an initial effective conversion price of approximately $9.30 if (1) the closing sale price of our common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) we make a significant distribution to our shareholders or become a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows us, at our discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, we have the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchaser may require that we purchase all or a portion of its notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, we received proceeds of $97.3 million, net of estimated offering costs. We expect to pay additional offering costs of approximately $0.3 million in the quarter ended September 30, 2003. The offering costs are being amortized over a 5-year period. The net proceeds of the issuance are intended to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and working capital requirements.

          At June 30, 2003, we had $409 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases, contractual payments due to content and other service providers and convertible debt. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

          We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge all of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Europe, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros, pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in either of the six months ended June 30, 2003 and 2002.

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

We have a relatively limited operating history, which makes it difficult to evaluate our business.

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

• successfully responding to competition from Microsoft, Yahoo!, Apple and others, including competition from emerging technologies and solutions; and

• developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products and services.

     Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

We have a history of losses.

     We have incurred significant losses since our inception. As of June 30, 2003, we had an accumulated deficit of approximately $271 million. We had net losses for the quarter and six months ended June 30, 2003 and the years ended December 31, 2002, 2001 and 2000, and we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. We devote significant resources to developing, enhancing, selling, marketing and obtaining content for our products and services. As a result, we will need to generate significant revenue to be profitable in the future.

Our operating results are likely to fluctuate significantly, which may cause our stock price to fluctuate.

     As a result of our relatively brief operating history and the rapidly changing and uncertain nature of the markets in which we compete, our quarterly and annual revenue and operating results are likely to fluctuate from period-to-period, and period-to-period comparisons may not be meaningful. These fluctuations are caused by a number of factors, many of which are beyond our control. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments. No assurance can be given that our operating results will not be affected by similar charges in future periods. Our future operating results could fall below the expectations of public market analysts or investors, which would likely significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

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

Our revenue may be harmed if general economic conditions do not improve.

     In recent periods, general adverse economic conditions have caused many customers and prospective customers of our media delivery system software to experience financial difficulties. As a result, some of these companies have ceased or consolidated operations, some are continuing to experience financial difficulty and sales cycles for many of our customers and potential customers have become longer and less predictable than in the past. In addition, certain customers have attempted to refuse to pay us under existing contracts and other customers have adopted the media delivery products of our primary competitor because it bundles its competing media delivery products with its operating system for no additional charge. The macroeconomic environment and Microsoft’s bundling practices have also impacted sales to, and the rate of adoption of our systems software products by, consumers, customers in the corporate enterprise, broadcast hosting, Internet content provider, non-PC device manufacturer, systems software, telecommunication and original equipment manufacturer markets. No assurance can be given when, or if, customers in these markets will increase capital spending levels. In the event that a substantial number of our current or potential customers experience financial difficulties in the future, the rate of adoption of our products may be slowed, our ability to increase or maintain sales to such customers will be adversely affected and our ability to generate revenue from these companies will also be adversely impacted. Further, if U.S. or global economic conditions worsen, our business, operating results, and financial condition could be harmed.

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

Our acquisition of Listen.Com may not be successful.

     On April 21, 2003, we announced that we entered into a definitive agreement to acquire Listen.Com and on August 4, 2003 we closed the transaction.

     The acquisition may not be successful and will not achieve its anticipated benefits unless we successfully integrate Listen.Com’s operations with those of RealNetworks in a timely manner. Prior to the acquisition, RealNetworks and Listen.Com operated independently, each with its own business, business culture, markets, customers, employees and systems.

Integrating the operations associated with Listen.Com will be a complex, time-consuming and expensive process that may result in revenue disruption, loss of key employees, customer uncertainty, and other operational difficulties if not completed in a timely and efficient manner. The operations associated with Listen.Com will remain in San Francisco after the closing. This will be our first experience operating and integrating a substantial acquired business in a remote location. The geographic separation could increase the operational risks described below under the caption “Potential acquisitions involve risks that we may not adequately address”. If we are not successful in addressing these risks or any other problems encountered in connection with the acquisition, our business could be harmed.

Anticipated losses from our Listen.Com acquisition may harm our business.

     Following the closing of our acquisition of Listen.Com, we expect the operations associated with Listen.Com to incur operating losses of approximately $2.0 million per quarter in 2003, and to decrease thereafter. Our expectation regarding the initial operating losses, and their decrease over time, is subject to risk and uncertainty. The operating losses could adversely affect our ability to achieve profitability in any given fiscal period, which could result in a decrease in our stock price. If the operating losses continue longer than we expect, or are greater than we expect, such losses could harm our financial position, reported operating results or stock price. Our estimate of the operating losses we are likely to incur is based on Listen.Com’s past performance and anticipated future performance. Factors that might contribute to the operating losses continuing longer than we expect, or being greater than we expect, include Listen.Com’s ability to renew existing music licenses with the major music labels on commercially reasonable terms, or at all, rates of subscriber retention, price pressure from competitors, the development of the market for online music subscription services, and others factors described under the caption “Our online music services initiatives may not be successful, including our acquisition of Listen.Com”.

There are a number of risks associated with our recently announced Helix initiative.

     In July 2002, we announced the introduction of Helix, a combination of technology and a new licensing model designed to create an open, comprehensive platform and development community to enable the creation of digital media products and applications for multiple formats, operating systems and devices. Under the new licensing model, Helix community members can access, use and modify RealNetworks source code. This enables a large group of developers to extend the Helix technology to other platforms, fix software bugs and create their own applications using the Helix platform.

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

Our subscription services may not be successful.

     Members of one of our RealOne subscription services gain access to premium subscription content and are able to take advantage of certain enhanced features of the RealOne Player. These subscription services are a relatively new business model for delivering media over the Internet and represent a new and rapidly evolving business model for us. It is too early to predict whether consumers will accept in significant numbers our subscription services or whether the services will otherwise be financially viable. To date, costs of our subscription services as a percentage of subscription services revenue are significantly higher than such costs represented in our business historically, and we expect this trend will continue to negatively impact our overall gross margins as we grow our consumer subscription business and it becomes a larger portion of our overall revenue. Our subscription services compete with both traditional and online entertainment service providers although, to date, we have not faced significant direct competition with our subscription service offerings. We anticipate that we will face increasing competition for online subscription service revenue from a wide range of companies, including AOL Time Warner, Microsoft and Yahoo!, which has recently launched a subscription service that competes with the offerings of certain of our subscription services, and from broadband Internet service providers. In addition, Apple’s recently released iTunes digital music store provides additional competition for our music offerings. Many of our competitors have significantly more resources than us, including access to content, and some of our competitors may be able to leverage their experience in providing subscription or similar services to customers in other businesses to the sale of digital media subscriptions.

     We must continue to obtain premium digital content in order to maintain and increase subscriptions and subscription service revenue and overall customer satisfaction. It is too early to predict whether our subscription business will require highly popular content to increase or maintain subscriptions, and, if so, whether we will be able to obtain such content on a consistent basis, or on commercially acceptable terms. To date, a limited amount of premium digital content has been made available for delivery over the Internet that can only be accessed through a for-pay service and not for free. If we are unable to obtain premium digital content on commercially reasonable terms, or at all, or if we do not successfully market our subscription services to our end users and other potential subscribers, our business could be harmed. In addition, if the adoption of broadband services is slower than anticipated it may impact the desirability of our services as users encounter content over slower connections, which degrade the quality of the user experience. In the future, increased competition for subscription services may make it more difficult to secure content licenses under reasonable terms.

If we do not continue to add subscribers to our subscription services or if we experience excessive rates of subscriber churn, our revenue and business will be harmed.

     Our subscription services have become an increasingly important source of our total revenue. We believe the subscription business represents a major growth opportunity for us and also creates substantial risks. Subscribers may cancel their subscriptions to our subscription services for many reasons, including a perception that they do not use the subscription services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared to competitive service offerings, or because customer service issues are not satisfactorily resolved. In order to increase our number of subscribers and subscription revenue, we must continue to add new subscribers each quarter while minimizing the rate of loss of existing subscribers. Because the Internet subscription content business is a relatively new media delivery model and a relatively new business for us, we cannot predict with accuracy our long-term ability to retain subscribers or add new subscribers. If our marketing and promotional activities fail to add significant numbers of new subscribers or if too many of our subscribers cancel their memberships because they are dissatisfied with the service or otherwise, our revenue and business will suffer. In addition, if the costs of such marketing and promotional activities increase in order to add new subscribers, our margins and operating results will suffer. Our subscription revenue and subscriber base have grown on a percentage basis in the early phases of the development of our subscription business. If our subscription revenue and subscriber base continue to grow, the percentage growth rates we have experienced to date are unlikely to be sustainable.

     Many of our subscribers subscribe to our premium subscription service products, some of which are seasonal or periodic in nature, such as our Major League Baseball Advanced Media and CBS Big Brother offerings. We have limited experience with these types of offerings and cannot predict how the seasonal or periodic nature of these offerings or our experimentation with new content offerings will impact our subscriber growth rates, future subscriber retention levels or our quarterly financial results. Accordingly, we anticipate that subscriber levels for our various subscription service offerings will fluctuate as we develop this business and experiment with new types of content offerings. No assurance can be given that subscribers to our seasonal or periodic offerings will renew their subscriptions for future offerings. In addition, no assurance can be given that the gross margins associated with these offerings will be consistent with our historical gross margins or our gross margins for our other subscription products, such as RealOne SuperPass.

Our online music services initiatives, including our acquisition of Listen.Com, may not be successful.

     In 2001, we announced the formation of a joint venture called MusicNet with several leading media companies to create a technology platform for online music subscription services. We also entered into an agreement with MusicNet to license the MusicNet platform and service for sale to our own customers. In December 2001, we began offering the RealOne MusicPass subscription service, a for-pay music subscription service based on the MusicNet platform. We recently replaced that offering with an online music subscription service using Listen.Com’s technology and marketed as RealOne RHAPSODY, as discussed further below. The business models, technologies and market for online music subscription services are new and unproven and no assurance can be given that our online music initiatives will be successful. In addition, we record in our statement of operations our equity share in MusicNet’s net income (loss), which was a loss of $1.4 million and $3.1 million for the quarter and six months ended June 30, 2003, respectively. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will need additional funding to support the development of its business model. No assurance can be made that MusicNet will ever contribute net income to our statement of operations or that losses recorded from MusicNet will not increase in the future. MusicNet also is a licensee of our technology and has used our digital music architecture to build its technology platform. If MusicNet is not successful and other online music subscription services do not license our technology, our business and business prospects could be harmed. The Antitrust Division of the U.S. Department of Justice and certain European antitrust regulatory authorities have commenced investigations into music licensing and other business practices related to online music businesses, including the business of MusicNet. If the business of MusicNet is harmed or materially modified as a result of these investigations, our financial results and business prospects could be harmed.

     On April 21, 2003, we announced that we entered into a definitive agreement to acquire Listen.Com and on August 4, 2003 we closed the transaction. Prior to the closing of our acquisition of Listen.Com, we began distributing an online music subscription service using

Listen.Com’s technology and marketed as RealOne RHAPSODY pursuant to an arms-length distribution agreement. We intend to continue offering RealOne’s RHAPSODY as our primary music subscription service offering through our Web sites and distribution channels. However, our ability to provide this music service will be dependent on music licenses from the major music labels. While we have received consent to transfer Listen.Com’s existing music licenses with the major music labels, no assurance can be given that these labels will renew the licenses upon their expiration or that such renewals will be on terms that are commercially viable. The failure of the major music labels to license their music catalogs under terms that are acceptable to us and to consumers will harm our ability to offer successful music subscription services.

Our online music offerings may not be able to successfully compete with other online music services or traditional music distribution channels.

     Our music subscription services face competition from traditional offline music distribution competitors and from other new online music services, including pressplay, a joint venture formed between two leading media companies which was recently acquired by Roxio and Apple’s recently announced music service, which has received significant initial media exposure. Competing services may be able to obtain more or better music content or may be able to license such content on more favorable terms than us, which could harm the ability of our music subscription services to compete effectively in the marketplace.

     Our music subscription services also face significant competition from “free” peer-to-peer services, such as KaZaA and Morpheus, which allow consumers to directly access an expansive array of free content without securing licenses from content providers. Although several of these “free” services have been found to be illegally violating copyright laws, enforcement efforts to date have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services, even if they are subsequently found to be illegal, substantially impairs the marketability of legitimate services like ours.

We may be unable to successfully compete with Microsoft and other companies in the media delivery market.

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

     Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services are entering the market all the time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology franchise. Price concessions or the emergence of other pricing, licensing and distribution strategies or technology solutions of competitors may reduce our revenue, margins or market share, any of which will harm our business. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, or release products and enhancements before they are thoroughly tested, any of which could harm our operating results and stock price.

     Microsoft is a principal competitor in the development and distribution of digital media and media distribution technology. Microsoft currently competes with us in the market for digital media servers, players, encoders, digital rights management, codecs and other technology and services related to digital distribution of media. Microsoft’s commitment to and presence in the media delivery industry has increased. Microsoft recently announced the settlement of antitrust litigation with AOL Time Warner in which Microsoft reportedly paid AOL Time Warner $750 million and the two companies agreed to collaborate on long-term digital media initiatives, an announcement which may or may not have a substantive business impact. We expect that Microsoft will continue to increase competitive pressure in the overall market for digital media and media distribution.

     Microsoft distributes its competing streaming media server, player, tools and digital rights management products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge. Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and affect usage of our competing products and formats. Microsoft’s practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution, use and bundling contracts for its media delivery technologies and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships. Microsoft has also invested significant money in, has provided substantial financial incentives to, or offered or conditioned placement on or through the Windows operating system, the Internet Explorer Web browser and Microsoft’s MSN service to, certain of our current and potential customers and content suppliers. We expect this trend to continue, which may cause those customers to stop using or reduce their use of our products and services and which may cause those content suppliers to withhold desirable media content from us or end users of our products and services. Such arrangements, together with Microsoft’s aggressive marketing of its Windows operating systems, server products and digital media products, may reduce our share of the streaming media and digital distribution markets. While courts have ruled that several of Microsoft’s practices violated relevant laws related to illegal maintenance of monopoly power, court remedies to date have had only a minor impact. There can be no assurance that there will be future court remedies against Microsoft’s illegal actions, or if there are any such future remedies, there can be no assurance that these remedies will be effective in curtailing these activities.

     Microsoft’s Windows Media Player competes with our media player products. Certain versions of the Windows Media Player are available for download from Microsoft’s Web site for free, and the Windows Media Player is bundled with Microsoft’s Windows XP operating system and the Windows 98, Windows 2000 and Windows ME operating systems, the Internet Explorer Web browser, and Microsoft’s MSN service. Windows XP, a significant focus of which is digital media delivery, gives very prominent and persistent placement to Microsoft’s Windows Media Player, Windows Media Guide, music services, and other media delivery services in the operating system and on the end user’s desktop. In some cases, the Windows Media Player may override default playback settings set by end users or by our software. New versions of Internet Explorer and MSN Explorer also prominently feature and promote Windows Media. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating systems and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users and content providers to use its streaming or digital media products. In addition, Microsoft does not document or expose all of the interfaces that would allow our products to take full advantage of the features and functionality of Windows XP that it makes available to the Windows Media Player. In light of Microsoft’s efforts and dominant position in operating systems, our market position may be difficult to sustain. The ubiquitous distribution of Windows Media Player with Microsoft’s Windows operating systems may make it less likely that Internet content providers would use our technology. We may have to use additional resources, personnel and capital to effectively counter Microsoft’s competitive tactics and use of its operating system monopoly.

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

     We compete with Microsoft, Sony Corporation and others in the market for digital rights management technologies. Sony’s acquisition of digital rights management patents from Intertrust in conjunction with Philips Electronics indicates that Sony may increase its focus on competing with us in the market for digital rights management technology. We expect Microsoft, Sony and other competitors to devote significantly greater resources to product development in the music management and digital media categories in the future.

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

We may be unable to successfully compete in other parts of our business.

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

We may not be successful in the market for downloadable media and personal music management systems.

     The market for products that enable the downloading of media and that provide a personal music management system is relatively new and still evolving. We may be unable to develop a revenue model or sufficient demand to take advantage of this market opportunity. We cannot predict whether consumers will adopt the RealOne Player as their primary application to play, record, download and manage their digital music. There are a number of competitive products on the market that offer certain of the music management features currently offered by the RealOne Player. Given the size and importance of the general market for music distribution, competitors will likely release additional products that directly compete with the RealOne Player, which could harm our business. Our competitors may develop

\

new features and technology not available in the RealOne Player, including advanced codecs and digital rights management technology, which could harm our business.

     The RealOne Player also faces competition from the emergence of widespread peer-to-peer file sharing services and programs such as KaZaA and Morpheus, and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives. These services allow consumers to directly access an expansive array of content without relying on content providers to make the content available for streaming or digital download, and without relying on products such as the RealOne Player to be able to play, record and store such content. Our inability to achieve widespread acceptance for our digital music architecture or our player products or to create new revenue streams from the new market segments, including digital music content, could harm the prospects for our business.

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

Our industry is experiencing consolidation that may intensify competition.

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

•
competitors could obtain exclusive access to desirable multimedia content and prevent that content from being available in our formats, thus decreasing the use of our products and services and hurting our ability to attract advertisers to our Web sites and product offerings;

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

We rely on content provided by third parties to increase market acceptance of our products and services.

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

We may not successfully develop new products and services.

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

     The RealOne Player supports a variety of audio formats, including RealAudio, MP3, Windows Media Audio, Apple QuickTime and MPEG-4. Support for some formats, including Windows Media Audio and Apple QuickTime, requires the user to have additional third party software installed. However, technical formats and consumer preferences evolve very rapidly, and we may be unable to adequately address consumer preferences or fulfill the market demand to the extent it exists. We may be unable to license technologies, like codecs, that obtain widespread consumer and developer use which would harm consumer and developer acceptance of our products and services. In addition, our codecs and formats may not continue to be in demand or as desirable as other third party codecs and formats, including industry standard codecs and formats created by MPEG, become more readily available.

We depend on key personnel who may not continue to work for us.

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

Our failure to attract, train or retain highly qualified personnel could harm our business.

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

Potential acquisitions involve risks we may not adequately address.

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

     On April 21, 2003, we announced that we had entered into a definitive agreement to acquire Listen.Com and on August 4, 2003 we closed the transaction. The acquisition may not be successful and is subject to the operational risks set forth above, in addition to the risks discussed above under the caption “Our acquisition of Listen.Com may not be successful”.

We may not be successful in making strategic investments.

     We have made, and in the future we may continue to make, strategic investments in other companies. These investments have been made, and future investments will likely be made, in immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investment. We have in the past recorded significant charges from reductions in the value of our strategic investments. We may have similar charges in the future. We may not be able to identify suitable investment candidates, and, even if we do, we may not be able to make those investments on acceptable terms. In addition, even if we make investments, we may not gain strategic benefits from those investments.

The growth of our business depends on the increased use of the Internet for communications, electronic commerce and advertising.

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

Rate of adoption of broadband technologies poses risks to our business.

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

Changes in network infrastructure, transmission methods and broadband technologies pose risks to our business.

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

•
the development by our current competitors, particularly Microsoft, Yahoo! and AOL Time Warner, of relationships with, or ownership interests in, companies that have significant access to or control over the broadband transmission infrastructure or content; and

•	the need to establish new relationships with non-PC based providers of broadband access, such as providers of television set-top boxes and cable television, some of which may compete with us.

More individuals are utilizing non-PC devices to access the Internet and we may not be successful in developing versions of our products and services that will gain widespread adoption by users of such devices.

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

We could lose strategic relationships that are essential to our business.

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

Our business will suffer if our systems fail or become unavailable.

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

Our network is subject to security risks that could harm our business and reputation and expose us to litigation or liability.

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

Our international operations involve operational and financial risks.

     We operate subsidiaries in ten foreign countries, and market and sell products in a number of other countries. We have also entered into joint ventures internationally. For the quarter ended June 30, 2003, approximately 27% of our revenue was derived from international operations.

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

We may be unable to adequately protect our proprietary rights and may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future.

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

     As of June 30, 2003, we had 46 registered U.S. trademarks or service marks, and had applications pending for several more U.S. trademarks. We also have several unregistered trademarks. In addition, we have several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealOne, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

     As of June 30, 2003, we had 21 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We intend to increase our investment in filing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties.

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

     In July 2002, a lawsuit was filed against us in federal court in Boston, alleging that we willfully infringe certain patents relating to the downloading of data from a server computer to a client computer. The plaintiff seeks to enjoin us from the alleged infringing activity and to recover treble damages from the alleged infringement. We have filed counterclaims against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as recovery of damages for plaintiff’s infringement of a RealNetworks patent, and its reasonable attorneys fees and costs. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and harm our business.

     In June 2003, a lawsuit was filed against RealNetworks and Listen.Com in federal district court for the Northern District of Illinois, alleging that certain features of RealNetwork’s and Listen.Com’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” The plaintiff seeks to enjoin us from the alleged infringing activity and to recover treble dames from the alleged infringement. Although no assurance can be given as to the outcome of this lawsuit, we believe the allegations are without merit and intend to vigorously defend ourselves. We believe the ultimate outcome will not have a material adverse effect on our financial position or results of operations. If the plaintiff prevails in its claims, we could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm our business and our operating results.

We are subject to risks associated with governmental regulation and legal uncertainties.

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

     There is uncertainty regarding how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, taxation, gambling, security, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

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

Such licenses may only apply to music performed in the United States, and the availability of corresponding licenses for international performances is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. Many of our systems software and Real Broadcast Network customers may be affected by these rates, which may negatively impact our revenue. Several CARP proceedings are pending for subscription music services and services that deliver digital downloads of music, and the outcome of these CARPs will also likely affect our business in ways that we cannot predict. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future CARPs relating to music subscription delivery services, which may also adversely affect the online distribution of music and, in particular, our RealOne Music subscription service.

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

We may be subject to market risk and legal liability in connection with the data collection capabilities of our products and services.

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

     Between November 1999 and March 2000, fourteen lawsuits were filed against us in federal and/or state courts in California, Illinois, Pennsylvania, Texas and Washington. All state court cases have been dismissed, the most recent being the California case, which was dismissed pursuant to a settlement in June 2003. The settlement did not have a material adverse effect on our financial position or results of operations. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under our End User License Agreement.

     On or about March 29, 2003, William Cirignani filed a consumer class action against us in Washington state court, alleging causes of action based on the Washington Consumer Protection Act and unjust enrichment. The plaintiff alleges that consumers who attempted to download or purchase certain of our products and services were fraudulently and deceptively enrolled in, and prevented from canceling, our subscription services. The plaintiff seeks compensatory damages, equitable relief in the form of an order prohibiting the alleged false and deceptive practices, treble damages, and other relief. On June 2, 2003, we filed a motion to stay the case pending arbitration, based on the provisions in our End User License Agreements with consumers for the relevant products and services, which provide for disputes to be resolved through arbitration. On July 15, 2003, the trial court granted the Company’s motion staying the litigation pending arbitration. Although no assurance can be given as to the outcome of this litigation, we believe that the allegations in this action are without merit, and intend to vigorously defend ourselves. If the plaintiff prevails in his claims, we could be required to pay damages or other penalties, in addition to complying with injunctive relief, which could harm our business and our operating results.

          In June 2003, a lawsuit was filed against RealNetworks and Listen.Com in federal district court for the Northern District of Illinois, alleging that certain features of RealNetworks’ and Listen.Com’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” The plaintiff seeks to enjoin us from the alleged infringing activity and to recover treble dames from the alleged infringement. Although no assurance can be given as to the outcome of this lawsuit, we believe the allegations are without merit and intend to vigorously defend ourselves. We believe the ultimate outcome will not have a material adverse effect on our financial position or results of operations. If the plaintiff prevails in its claims, we could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm our business and our operating results.

We may be subject to legal liability for the provision of third-party products, services or content.

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

Our directors and executive officers beneficially own approximately 37.1% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

     As of June 30, 2003, our executive officers, directors and affiliated persons beneficially owned approximately 37.1% of our common stock. Robert Glaser, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 33.6% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

Provisions of our charter documents, Shareholder Rights Plan, and Washington law could discourage our acquisition by a third party.

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

     Washington law imposes restrictions on some transactions between a corporation and certain significant shareholders. The foregoing provisions of our charter documents, shareholder rights plan, our agreement with Mr. Glaser, the notes and Washington law, as well as those relating to a classified board of directors and the availability of “blank check” preferred stock, could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future for our common stock.

Our stock price has been and may continue to be volatile.

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended June 30, 2003, the price of our common stock ranged from $2.68 to $9.29 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

We may be subject to assessment of sales and other taxes for the sale of our products, license of technology or provision of services.

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

     In October 1998, the Internet Tax Freedom Act, or ITFA, was signed into law. Among other things, the ITFA imposed a three-year moratorium on discriminatory taxes on electronic commerce which expired October 20, 2001. In November 2001, the moratorium was extended another two years until November 2003. Nonetheless, foreign countries or, following the expiration of the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdictions. The European Union introduced legislation effective July 1, 2003, requiring all non-European Union vendors to collect Value Added Tax, or VAT. VAT is imposed on sales of all electronically supplied software and services including software products, games, data, publications, music, video and fee-based broadcasting services. It is our intention to comply with the European Union VAT legislation upon its effective date. In order to comply with the VAT legislation, we must modify our existing customer transaction processing system to meet the requirements imposed by the legislation. While we anticipate that our systems will be able to accommodate the requirements of the legislation, there can be no assurance that the European Union will not make further modifications to the legislation, the effects of which could require significant enhancements to our systems and increase the cost of selling our products and services into the European Union. Additionally, we have not determined the impact VAT will have on the pricing and demand for our products and services, the effects of which may adversely impact our revenue and profit. We anticipate the collection and remittance of VAT will subject us to additional currency fluctuation risks.

We donate a portion of net income to charity.

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

Special Note Regarding Forward-Looking Statements

     We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	the future development and growth of, and opportunities for, the Internet and the online media delivery market;

•	the features and functionality of our future products, services and technologies;

•	the future adoption of our current and future products, services and technologies;

•	future revenue opportunities;

•	the future growth of our customer base;

•	our ability to successfully develop and introduce future products and services;

•	future expense levels (including cost of revenue, research and development, sales and marketing and general and administrative);

•	future sales and marketing efforts;

•	future capital needs and capital expenditures;

•	the effect of past and future acquisitions;

•	future charges for impairment of long-lived assets and goodwill;

•	future prepayment requirements in our customers’ contracts and the associated effect on deferred revenue;

•	future rates of growth of our costs of service revenue and future reductions in gross margins;

•	the impact of our interest in MusicNet on our operating results;

•	whether we will pay federal income taxes in the near future;

•	potential effects of interest rates on our operating results;

•	future competition from existing and new competitors and our ability to compete with such competitors;

•	the anticipated benefits of allowing access to our source code by the open source community;

•	whether our products and services will be accepted in international markets;

•	our future charitable donations;

•	the future effectiveness of our intellectual property rights;

•	the impact of current litigation in which we are involved;

•	the impact of recently issued accounting standards on financial position or results of operations;

•	our intent to continue the share repurchase program;

•	the effect of the restructuring steps on our operating efficiency;

•	continuation of consolidation and strategic partnering in the industry; and

•	our intent to continue making strategic investments in other companies.

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

          Investment Risk. As of June 30, 2003, we had investments in voting capital stock of both public and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Equity price fluctuations of plus or minus 10% of prices at June 30, 2003 would have had an approximate $2.0 million impact on the value of our investments in publicly traded companies at June 30, 2003, related primarily to our investment in a publicly traded Japanese company.

          Foreign Currency Risk. International revenue accounted for approximately 28% of total net revenue for the six months ended June 30, 2003. Our international subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters and six months ended June 30, 2003 and 2002.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. All state court cases have been dismissed, the most recent being the California case, which was dismissed pursuant to a settlement in June 2003. The settlement did not have a material adverse effect on the Company’s financial position or results of operations. On February 10, 2000, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal cases to the federal district court for the Northern District of Illinois. On the same day, that court granted RealNetworks’ motion to stay the court proceedings because the claims are subject to arbitration under RealNetworks’ End User License Agreement.

          In July 2002, a lawsuit was filed against the Company in federal court in Boston, Massachusetts, alleging that RealNetworks willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed counterclaims against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as recovery of damages for plaintiff’s infringement of a RealNetworks patent, and its reasonable attorneys fees and costs. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

               In March 2003, William Cirignani filed a consumer class action against the Company in Washington state court, alleging causes of action based on the Washington Consumer Protection Act and unjust enrichment. The plaintiff alleges that consumers who attempted to download or purchase certain of the Company’s products and services were fraudulently and deceptively enrolled in, and prevented from canceling, the Company’s subscription services. The plaintiff seeks compensatory damages, equitable relief in the form of an order prohibiting the alleged false and deceptive practices, treble damages and other relief. On June 2, 2003, the Company filed a motion to stay the case pending arbitration, based on the provisions in the Company’s End User License Agreements with consumers for the relevant products and services, which provide for disputes to be resolved through arbitration. On July 15, 2003, the trial court granted the Company’s motion staying the litigation pending arbitration. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself against these claims. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

          In June 2003, a lawsuit was filed against the Company and Listen.Com in federal district court for the Northern District of Illinois, alleging that certain features of the Company’s and Listen.Com’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble dames from the alleged infringement. Although no assurance can be given as to the outcome of this lawsuit, the Company believes the allegations are without merit and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiff prevails in its claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

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

Item 2. Changes in Securities and Use of Proceeds

             (c) Since April 1, 2003, the Company has issued and sold unregistered securities as follows:

             (1) On June 11, 2003, the Company sold approximately $100 million aggregate principal amount of zero coupon convertible subordinated notes due 2010 (the “Notes”) to the initial purchaser, Goldman, Sachs & Co., the principal underwriter in the offering. The aggregate underwriting discount was $2.75 million. The Notes were offered and sold to qualified institutional buyers by the initial purchaser in reliance on Rule 144A under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

          An Annual Meeting of Shareholders of RealNetworks, Inc. (the “Annual Meeting”) was held on June 3, 2003. The matter voted on at the Annual Meeting and votes cast on such matter was the election of one Class 2 director to serve until the 2005 Annual Meeting of Shareholders and two Class 2 directors to serve until the 2006 Annual Meeting of Shareholders, or until such director’s earlier retirement, resignation or removal, or the election of their successors.

	For	Withheld

Jonathan D. Klein	145,170,565	1,082,905

(Class 2 Director)

Robert Glaser	145,926,752	326,718

(Class 3 Director)

Jeremy Jaech	145,170,880	1,082,590

(Class 3 Director)

          The terms of the following directors continued after the Annual Meeting:

Edward Bleier
James W. Breyer
Kalpana Raina

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits Required by Item 601 of Regulation S-K:

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as the Shareholder Representative dated as of April 21, 2003

3.1	Amendment No. 1 dated April 22, 2003 to Amended and Restated Bylaws of RealNetworks, Inc. Adopted July 16, 1998

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Lawrence Jacobson, President of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Lawrence Jacobson, President of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

          On April 23, 2003, RealNetworks filed a report on Form 8-K relating to its announcement on April 21, 2003 that it had entered into a definitive agreement to acquire Listen.Com, Inc. in a cash and stock transaction valued at approximately $36 million.

          On April 30, 2003, RealNetworks, Inc. furnished a report on Form 8-K relating to its announcement on April 29, 2003 of the results for its first quarter ended March 31, 2003.

          On May 16, 2003, RealNetworks filed a report on Form 8-K relating to its announcement on May 15, 2003 that Brian V. Turner, Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer of RealNetworks, will resign due to health issues.

          On June 11, 2003, RealNetworks filed a report on Form 8-K relating to its announcement of its intention to offer, subject to market and other conditions, approximately $100 million aggregate principal amount of zero coupon convertible subordinated notes due 2010 through an offering to qualified institutional buyers.

          On June 13, 2003, RealNetworks filed a report on Form 8-K relating to its announcement on June 12, 2003 of the pricing of its offering of $100 million of zero coupon convertible subordinated notes due in 2010 to qualified institutional buyers.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2003.

REALNETWORKS, INC.

By:	/s/ Lawrence Jacobson

Lawrence Jacobson
President
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as the Shareholder Representative dated as of April 21, 2003

3.1	Amendment No. 1 dated April 22, 2003 to Amended and Restated Bylaws of RealNetworks, Inc. Adopted July 16, 1998

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Lawrence Jacobson, President of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Lawrence Jacobson, President of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002