Form 10-Q
period 2003-09-30
REALNETWORKS INC
filed 2003-11-14
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The number of shares of the registrant’s Common Stock outstanding as of November 7, 2003 was 163,980,758.

RealNetworks, Inc.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$378,739	309,071
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	8,495	6,560
Prepaid expenses and other current assets	8,485	7,278

Total current assets	395,719	322,909

Equipment and leasehold improvements, at cost:
Equipment and software	34,936	27,536
Leasehold improvements	26,017	25,227

Total equipment and leasehold improvements	60,953	52,763
Less accumulated depreciation and amortization	30,682	22,718

Net equipment and leasehold improvements	30,271	30,045

Restricted cash equivalents	19,965	17,300
Notes receivable from related parties	771	—
Investments	39,173	29,196
Other assets	4,235	1,726
Goodwill, net	97,477	60,077
Other intangible assets, net	1,262	848

Total assets	$588,873	462,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,349	7,830
Accrued and other liabilities	37,133	31,083
Deferred revenue, excluding non-current portion	30,742	31,771
Accrued loss on excess office facilities, excluding non-current portion	4,557	3,825

Total current liabilities	80,781	74,509

Deferred revenue, excluding current portion	6,578	12,446
Accrued loss on excess office facilities, excluding current portion	25,214	22,110
Deferred rent	3,380	3,271
Convertible debt	100,000	—
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A : authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value
Authorized 1,000,000 shares; issued and outstanding 163,770 shares in 2003 and 157,681 shares in 2002	164	158
Additional paid-in capital	637,429	609,833
Notes receivable from shareholders	(58)	—
Deferred stock compensation	(880)	(1,070)
Accumulated other comprehensive income (loss)	10,491	(1,054)
Accumulated deficit	(274,226)	(258,102)

Total shareholders’ equity	372,920	349,765

Total liabilities and shareholders’ equity	$588,873	462,101

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenue:
Software license fees	$15,543	15,554	48,410	57,163
Service revenue	34,687	28,202	95,446	74,466
Advertising	1,579	1,662	4,465	4,839

Total net revenue	51,809	45,418	148,321	136,468

Cost of revenue:
Software license fees	2,682	1,493	6,244	5,305
Service revenue	15,767	11,720	39,981	29,992
Advertising	410	454	1,338	1,597

Total cost of revenue	18,859	13,667	47,563	36,894

Gross profit	32,950	31,751	100,758	99,574

Operating expenses:
Research and development (excluding non-cash stock-based compensation, included below, of $366 and $860 for the quarter and nine months ended September 30, 2003, respectively, and $398 and $930 for the comparable periods in 2002)	12,773	12,252	36,485	36,846
Sales and marketing	18,433	18,818	55,053	55,501
General and administrative	5,460	4,561	16,821	14,557
Loss on excess office facilities	—	17,207	7,098	17,207
Personnel reduction, restructuring, and related charges	—	3,595	—	3,595
Stock-based compensation	366	398	860	930

Total operating expenses	37,032	56,831	116,317	128,636

Operating loss	(4,082)	(25,080)	(15,559)	(29,062)

Other income (expense):
Interest income, net	922	1,551	3,373	5,975
Equity in net loss of MusicNet	(1,149)	(1,609)	(4,274)	(5,132)
Impairment of equity investments	—	(4,399)	(424)	(5,103)
Other income, net	623	105	888	3,381

Other, net	396	(4,352)	(437)	(879)

Net loss before income taxes	(3,686)	(29,432)	(15,996)	(29,941)
Income tax benefit (provision)	32	(5,957)	(128)	(5,955)

Net loss	$(3,654)	(35,389)	(16,124)	(35,896)

Basic and diluted net loss per share	$(0.02)	(0.22)	(0.10)	(0.22)
Shares used to compute basic and diluted net loss per share	161,684	159,961	159,136	159,897
Comprehensive loss:
Net loss	$(3,654)	(35,389)	(16,124)	(35,896)
Unrealized gain (loss) on investments:
Unrealized holding gains (losses)	8,840	(33,769)	11,380	(55,468)
Adjustments for losses (gains) reclassified to net loss	(165)	—	144	(1,705)
Foreign currency translation gains (losses)	(127)	74	21	21

Comprehensive income (loss)	$4,894	(69,084)	(4,579)	(93,048)

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(16,124)	(35,896)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,403	8,716
Stock-based compensation	860	930
Equity in net losses of equity method investees	4,274	5,384
Accrued loss on excess office facilities	3,721	14,725
Impairment of equity investments	424	5,103
Deferred income taxes	—	5,585
Gain on sale of investment	(573)	(2,400)
Net change in certain operating assets and liabilities	(5,259)	(1,336)

Net cash provided by (used in) operating activities	(4,274)	811

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(6,769)	(4,700)
Purchases of short-term investments	(238,281)	(467,682)
Proceeds from sales and maturities of short-term investments	282,005	469,145
Proceeds from repayments of notes receivable	85	—
Purchases of long-term investments	(3,000)	(2,675)
Increase in restricted cash equivalents	(2,500)	—
Proceeds from sale of investments	715	3,312
Payment of acquisition costs, net of cash acquired	(20,169)	(2,422)

Net cash provided by (used in) investing activities	12,086	(5,022)

Cash flows from financing activities:
Repurchase of common stock	—	(21,250)
Proceeds from sale of convertible debt, net of offering costs of $3,037	96,963	—
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	8,858	6,822

Net cash provided by (used in) financing activities	105,821	(14,428)

Effect of exchange rate changes on cash	53	10

Net increase (decrease) in cash and cash equivalents	113,686	(18,629)
Cash and cash equivalents at beginning of period	121,779	104,182

Cash and cash equivalents at end of period	235,465	85,553
Short-term investments at end of period	143,274	239,000

Total cash, cash equivalents and short-term investments at end of period	$378,739	324,553

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration in business combinations:
Common stock and options issued in business combination	$19,376	1,003

Accrued acquisition costs and contingent consideration	$1,737	—

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

          Inherent in the Company’s business are various risks and uncertainties, including its limited operating history and the limited history of premium subscription services on the Internet. The Company’s success may depend in part upon the acceptance of the Company’s technology and services by the marketplace and the Company’s ability to generate license, service and advertising revenue from the use of its technology and services.

(b) Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2003. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

          These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(c) Cash, Cash Equivalents and Short-Term Investments

          Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	September 30, 2003	December 31, 2002

Cash and cash equivalents	$235,465	121,779
Short-term investments	143,274	187,292

Total cash, cash equivalents and short-term investments	$378,739	309,071

Restricted cash equivalents	$19,965	17,300

          Restricted cash equivalents at September 30, 2003 represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters, (c) cash equivalents of $2.5 million pledged as collateral against guaranteed minimum payments in connection with a contract for services, and (d) $165,000 pledged as collateral in connection with credit agreements with certain financial institutions.

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

(d) Notes Receivable from Related Parties and Shareholders

          Notes receivable from related parties consist of cash advances made in 2000 by Listen.com, Inc. (Listen) to certain former officers of Listen (see Note 3). The notes bear interest at rates ranging from 6.13% to 6.60% and are due between February 2005 and September 2005.

          Notes receivable from shareholders consist of full recourse notes issued as consideration for the exercise of Listen stock options by certain former employees of Listen in 1999. The notes bear interest at rates ranging from 5.28% to 6.23% and are due seven years from the date of issuance.

(e) Investments

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

(f) Other Assets

          Other assets primarily consist of offering costs and other long-term deposits. The Company incurred the offering costs as a result of its convertible debt offering. These costs are deferred and are being amortized using the straight-line method over a 5-year period.

(g) Revenue Recognition

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

          Service revenue includes payments under support and upgrade contracts, media subscription services, and fees from consulting services and streaming media content hosting. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenue is recognized ratably over the period that services are provided, which is generally one to twelve months. Other service revenue is recognized when the services are performed.

          Fees generated from advertising appearing on the Company’s Web sites, on the user interface of the Company’s consumer software applications, and within the media streams that the Company hosts on behalf of its corporate customers, are recognized as revenue over the terms of the contracts. The Company may guarantee a minimum number of advertising impressions, click-throughs or other criteria for a specified period. To the extent these guarantees are not met, the Company defers recognition of the corresponding revenue until guaranteed delivery levels are achieved.

(h) Net Loss Per Share

          Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

          The share count used to compute basic and diluted net loss per share is calculated as follows (in thousands):

	Quarters Ended		Nine Months
	September 30,		Ended September 30,

	2003	2002	2003	2002

Weighted average shares outstanding	162,014	160,368	159,433	160,304
Less restricted shares	(330)	(407)	(297)	(407)

Shares used to compute basic and diluted net loss per share	161,684	159,961	159,136	159,897

          Potential dilutive securities outstanding were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Potential dilutive securities for the quarter and nine months ended September 30, 2003 included options to purchase approximately 36,865,000 common shares, warrants to acquire approximately 23,000 common shares and approximately 10,750,000 contingently issuable common shares related to convertible debt issued as described in Note 7. Potential dilutive securities for the quarter and nine months ended September 30, 2002 included options to purchase approximately 36,589,000 common shares and warrants to acquire approximately 3,000 common shares.

(i) Derivative Financial Instruments

          During the nine months ended September 30, 2003, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

          At September 30, 2003, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay US$/receive GBP)	(GBP)	1,100	$1,760	$72
Euro (“EUR”) (contracts to pay US$/receive EUR)	(EUR)	300	$335	$13
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN)	250,200	$2,171	$(89)

          At December 31, 2002, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to pay US$/receive GBP)	(GBP)	1,000	$1,590	$12
Euro (“EUR”) (contracts to pay US$/receive EUR)	(EUR)	240	$247	$5
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN)	293,200	$2,410	$(70)

          No derivative instruments, which were designated as hedges for accounting purposes, were outstanding at September 30, 2003, or December 31, 2002.

(j) Comprehensive Income (Loss)

          The Company’s comprehensive income (loss) for the quarters and nine months ended September 30, 2003 and 2002 consisted of net loss, net unrealized gains and losses on investments and the gross amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains and losses on investments has been taken into account if applicable. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30,	December 31,
	2003	2002

Unrealized gains/(losses) on investments, net of taxes of $16,479 in 2003 and 2002	$10,946	(578)
Foreign currency translation adjustments	(455)	(476)

	$10,491	(1,054)

(k) Stock-Based Compensation

          The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No.123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, the Company accounts for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees”, (APB 25) and related interpretations. Compensation cost for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. Compensation cost for awards to non-employees is based on the fair value of the awards in accordance with SFAS 123 and related interpretations.

          The Company recognizes compensation cost related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” At September 30, 2003, the Company has five stock-based employee compensation plans. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss as reported	$(3,654)	(35,389)	(16,124)	(35,896)
Plus: stock-based employee compensation expense included in reported net loss, net of related tax effects	366	398	860	930
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(9,592)	(13,642)	(27,789)	(63,818)

Pro forma net loss	$(12,880)	(48,633)	(43,053)	(98,784)

Net loss per share:
Basic and diluted - as reported	$(0.02)	(0.22)	(0.10)	(0.22)
Basic and diluted - pro forma	$(0.08)	(0.30)	(0.27)	(0.62)

(l) Recently Issued Accounting Standards

          In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables’’ (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 became effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. As amended by FASB Staff Position No. FIN 46-6, FIN 46 is effective at the end of the first interim or annual period ending after December 15, 2003 for variable interests in a variable interest entity created before February 1, 2003. The Company is currently reviewing the potential impact of FIN 46 on its consolidated financial statements.

          In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 was generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial position or results of operations.

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

          In July 2003, the EITF reached a consensus on Issue 03-5, “Applicability of AICPA Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2) to Non-Software Deliverables” (EITF 03-5). The consensus was reached that non-software deliverables are included within the scope of SOP 97-2 if they are included in an arrangement that contains software that is essential to the non-software deliverables’ functionality. This consensus is effective at the beginning of the first interim period beginning after August 13, 2003. The Company does not expect the adoption of EITF 03-5 to have a material impact on its financial position or results of operations.

          In July 2003, the EITF reached a consensus on Issue 03-7, “Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock (Instrument C of EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”)” (EITF 03-7). The consensus was reached that upon settlement of a security with the characteristics of Instrument C in Issue 90-19 by payment of the accreted value of the obligation (recognized liability) in cash and settlement of the conversion spread (unrecognized equity instrument) with stock, only the cash payment should be considered in the computation of gain or loss on extinguishment of the recognized liability. That is, any shares transferred to settle the embedded equity instrument (referred to as the excess conversion spread in Issue 90-19) would not be considered in the settlement of the debt component. This consensus is effective for settlement transactions entered into on or after the beginning of the Company’s first interim period beginning after August 13, 2003. The Company does not expect the adoption of EITF 03-7 to have a material impact on its financial position or results of operations.

NOTE 2 - SEGMENT INFORMATION

          The Company operates in one business segment, media delivery, for which the Company receives revenue from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, President, Executive and Senior Vice Presidents, General Counsel, and the Company’s Chief Strategy Officer. The CEOS reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS does not review discrete financial information regarding profitability of the Company’s different products or services and, therefore, the Company has only one operating segment as defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

          The Company’s customers consist primarily of end users located in the United States and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

United States	$37,660	34,048	107,438	98,310
Europe	8,710	6,078	23,614	20,313
Asia	4,782	4,447	15,110	14,697
Rest of the world	657	845	2,159	3,148

Total net revenue	$51,809	45,418	148,321	136,468

          The Company’s product types are defined as follows:

          Consumer software and related services revenue is derived from sales of the Company’s RealOne Player Plus and other related products, revenue from support and maintenance services that the Company sells to customers who purchase these products, sales of third-party software products and content such as games and music, and revenue from distributing third party software. These products and services are sold primarily through the Internet, and the Company charges customers’ credit cards at the time of sale.

          Consumer subscription services revenue is derived from sales of digital media subscription services, including RealOne SuperPass, RealOne RadioPass, RHAPSODY and stand-alone and add-on subscriptions. These services are sold primarily through the Internet, and the Company or its distributor charges the customers’ credit cards at the time of sale. Billing periods for consumer subscriptions services occur monthly, quarterly or annually, depending on the service purchased.

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

          Revenue from external customers by product type is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Consumer software and related services	$6,889	6,820	20,952	23,500
Consumer subscription services	27,909	21,398	77,018	52,820
Systems	15,432	15,538	45,886	55,309
Advertising	1,579	1,662	4,465	4,839

Total net revenue	$51,809	45,418	148,321	136,468

          Long-lived assets by geographic location are as follows (in thousands):

	September 30,	December 31,
	2003	2002

United States	$128,196	90,234
Asia/Rest of the world	583	518
Europe	231	218

Total	$129,010	90,970

NOTE 3 - ACQUISITION

          On August 4, 2003, the Company acquired all of the outstanding securities of Listen in exchange for approximately $18.8 million in cash payments, including a $1.5 million future contingent payment based on the expected achievement of a specified milestone, and 4.2 million shares and options to acquire shares of RealNetworks common stock valued at $19.4 million. The value assigned to the stock portion of the purchase price is $4.72 per share based on the average closing price of RealNetworks’ common stock for the five days beginning two days prior to and ending two days after April 21, 2003 (the date of the Agreement and Plan of Merger and Reorganization). Options issued were valued based on the Black Scholes options pricing model. In addition, as of the acquisition date, RealNetworks had invested $7.3 million in Listen in the form of convertible promissory notes that became a part of the purchase consideration.

          Listen operates an on-demand and premium, commercial-free radio music subscription service for which it charges monthly subscription fees. It also provides its subscribers with the ability to copy or “burn” music to compact discs for which it charges a per-track fee. The Company believes that combining the services of Listen with the Company’s digital music assets and distribution network will enable the Company to create a compelling digital music experience. The results of Listen’s operations are included in the Company’s consolidated financial statements since the date of acquisition.

     The Company estimates it will incur approximately $735,000 in acquisition-related expenditures consisting primarily of professional fees. As of September 30, 2003, approximately $498,000 of these costs have been paid. The remaining costs are expected to be paid by the end of 2003.

      A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$18,754
Fair value of RealNetworks common stock and options issued	19,376
Convertible notes receivable converted upon acquisition	7,300
Estimated acquisition costs	735

Total	$46,165

          The total purchase consideration has been allocated on a preliminary basis to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by an independent appraisal at the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $37.4 million. The allocation of the purchase price may be subject to change based on the finalization of the closing balance sheet.

          A summary of the preliminary allocation of the purchase price follows (in thousands):

Current assets	$6,739
Property and equipment	1,435
Other assets	988
Identifiable intangibles	730
Goodwill	37,400
Current liabilities	(1,879)
Shareholder notes receivable	83
Deferred stock compensation	669

Net assets acquired	$46,165

The following table presents unaudited pro forma results of operations for the quarter and nine months ended September 30, 2003 and for the quarter and nine months ended September 30, 2002 as if the acquisition of Listen had occurred on January 1, 2003 and January 1, 2002, respectively (in thousands). The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the periods presented, nor is it necessarily indicative of results that may occur in the future.

	Quarters Ended		Nine Months
	September 30,		Ended September 30,

	2003	2002	2003	2002

Revenues	$52,546	45,559	150,998	136,696
Net loss	$4,763	39,985	24,310	51,105
Loss per share	$0.03	0.24	0.15	0.31

NOTE 4 - OTHER INVESTMENTS

          RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent of which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. During 2002, certain of the Company’s investments were written down to fair value based upon the Company’s analysis that the declines in fair value were other-than-temporary resulting in an impairment charge of $4.4 million and $5.1 million for the quarter and nine months ended September 30, 2002, respectively. Based upon an evaluation of the facts and circumstances at September 30, 2003, the Company determined that there were no other-than-temporary declines in fair value for the quarter then ended. Impairment charges for other-than-temporary declines in fair value of investments for the nine months ended September 30, 2003 were $0.4 million.

          As of September 30, 2003, the Company owned marketable equity securities of a Japanese company, representing approximately 14% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has increased from the Company’s original cost of approximately $1 million, resulting in a carrying value at September 30, 2003 of $28.5 million. The increase over the Company’s cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited, the share price is volatile and the investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

NOTE 5 - INVESTMENT IN MUSICNET

          The Company’s investment in MusicNet, Inc. (MusicNet), a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, the Company records in its statement of operations its equity share of MusicNet’s net loss which was $1.1 million and $4.3 million for the quarter and nine months ended September 30, 2003 and $1.6 million and $5.1 million for the comparable periods in 2002. The Company owns common and preferred stock in MusicNet and also owns convertible notes, convertible into shares of MusicNet preferred stock. In April 2003, the Company and the other investors in MusicNet contributed additional capital to MusicNet to fund its business. The Company contributed $3.0 million and received additional convertible notes for this investment. The Company anticipates that MusicNet will continue to incur losses in the foreseeable future and will require additional funding. For purposes of calculating the Company’s equity in net loss of MusicNet for the quarter and nine months ended September 30, 2003 the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses recorded by the Company for the quarter and nine months ended September 30, 2003, represent approximately 36.9% of MusicNet’s loss. As of September 30, 2003, the Company’s ownership interest in outstanding shares of capital stock of MusicNet was approximately 25.5% and the carrying value for its investment was $7.6 million. During the quarter and nine months ended September 30, 2003, the Company recognized approximately $0.3 million and $0.9 million of revenue related to license and services agreements with MusicNet, respectively.

NOTE 6 - LOSS ON EXCESS OFFICE FACILITIES

          In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. Due to the decline in the market for office space in Seattle and the Company’s re-assessment of its facilities requirements, the Company has accrued for estimated future losses on excess office facilities. The Company’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. During the quarter ended June 30, 2003, the Company secured an additional tenant at a sublease rate lower than the rate used in previous loss estimates. As a result, the Company adjusted its estimates to reflect the lower lease rate and recorded additional losses of $7.1 million. The loss estimates include $14.7 million of sublease income, of which $8.9 million is committed under current sublease contracts. The Company did not identify any factors which caused it to revise its estimates during the quarter ended September 30, 2003. The company also recorded an accrual for estimated future losses on excess office facilities in its allocation of the Listen purchase price. The Company regularly evaluates the market for office space. If the market for such space declines further in future periods, the Company may have to revise its estimates which may result in additional losses on excess office facilities. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections.

          A summary of activity for the accrued loss on excess office facilities is as follows (in thousands):

Accrued loss at December 31, 2002	$25,935
Revisions to estimates	7,098
Accrued loss related to Listen	115
Less amounts paid, net of sublease income	(3,377)

Accrued loss at September 30, 2003	$29,771

NOTE 7 - CONVERTIBLE DEBT

          During June 2003, the Company issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of approximately $9.30 if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchaser may require the Company to purchase all or a portion of its notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company has received proceeds of $97.0 million, net of estimated offering costs. The offering costs are being amortized over a 5-year period. The net proceeds of the issuance are intended to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and working capital requirements.

NOTE 8 - GUARANTEES

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

NOTE 9 - LITIGATION

          Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. All state court cases have been dismissed, the most recent being the California case, which was dismissed pursuant to a settlement in June 2003. All of the federal court cases were dismissed in September 2003.

          In July 2002, a lawsuit was filed against the Company in federal court in Boston, Massachusetts, alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed counterclaims against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as its recovery of damages for plaintiff’s infringement of a Company patent, and reasonable attorneys fees and costs. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

          In March 2003, William Cirignani filed a consumer class action against the Company in Washington state court, alleging causes of action based on the Washington Consumer Protection Act and unjust enrichment. The plaintiff alleges that consumers who attempted to download or purchase certain of the Company’s products and services were fraudulently and deceptively enrolled in, and prevented from canceling, the Company’s subscription services. The plaintiff seeks compensatory damages, equitable relief in the form of an order prohibiting the alleged false and deceptive practices, treble damages and other relief. On June 2, 2003, the Company filed a motion to stay the case pending arbitration, based on the provisions in the Company’s End User License Agreements with consumers for the relevant products and services, which provide for disputes to be resolved through arbitration. On July 15, 2003, the trial court granted the Company’s motion staying the litigation pending arbitration. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself against these claims. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiff prevails in his claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

          In June 2003, a lawsuit was filed against the Company and Listen in federal district court for the Northern District of Illinois, alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble dames from the alleged infringement. Although no assurance can be given as to the outcome of this lawsuit, the Company believes the allegations are without merit and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiff prevails in its claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

          In September 2003, a lawsuit was filed against the Company in federal court in Marshall, Texas, alleging that the Company infringes certain patents relating to the transmittal of information recorded on information storage “means” from a central server to subscribers via a high data rate digital telecommunications network. The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover damages from the alleged infringement. The Company’s response to plaintiff’s complaint is not yet due. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself against these claims. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

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

     We report revenue in three categories:

•	Software license fees, which primarily includes revenue from sales of premium versions of our RealOne Player and RealJukebox products, sales of our media delivery system software, including RealServer and Helix system software, and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels, and sales of third-party products and content such as game downloads and music copying or “burning.” The English language version of our RealOne Player Plus and RealJukebox Plus products, which have previously contributed to software license fees, are now combined in our RealOne subscription offering, the revenue from which is included in service revenue.

•	Service revenue, which primarily includes revenue from digital media subscription services such as SuperPass, RadioPass, MusicPass, RHAPSODY, and stand-alone and add-on subscriptions; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services we provide through our Real Broadcast Network; consulting services we offer to our customers; and distribution of third party software.

•	Advertising revenue, which is derived from sales of advertising on our Web sites and on the user interface of our consumer software applications and within the media streams that we host on behalf of our corporate customers.

     In August 2003, we acquired all of the outstanding securities of Listen.com, Inc. Listen operates an on-demand and commercial free radio streamed music subscription service for which it charges monthly subscription fees. It also provides its subscribers with the ability to burn compact discs for which it charges a per-track fee. The results of Listen’s operations are included in our consolidated financial statements since the date of acquisition.

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

          Service revenue includes payments under support and upgrade contracts, media subscription services, and fees from consulting services and streaming media content hosting. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenue is recognized ratably over the period that services are provided, which is generally one to twelve months. Other service revenue is recognized when the services are performed.

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

          Accrued Loss On Excess Office Facilities. We have made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities would be significantly different from that recorded, which could have a material impact on our operating results. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. We regularly evaluate the market for office space in Seattle. If the market for such space declines further in future periods, we may have to revise our estimates which may result in additional losses on excess office facilities. We have revised our original estimate three times in the last two years, increasing the accrual for loss on excess office facilities each time. The first two revisions were in both cases the result of changes in the market for commercial real estate in the Seattle, Washington area. For the third revision, during the quarter ended June 30, 2003, we revised our estimate and increased our accrual as a result of securing an additional tenant at a sublease rate lower than the rate used in previous estimates. The loss estimates include $14.7 million of sublease income, of which $8.9 million is committed under current sublease contracts.

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

          Valuation of Deferred Income Tax Assets. In accordance with generally accepted accounting principles, we must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefits in the statement of operations. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macro-economic conditions and issues facing our industry, existing contracts, backlog, our ability to project future results and any appreciation of our investments and other assets. As of December 31, 2002, and September 30, 2003 we had established valuation allowances equal to our net deferred tax assets.

RESULTS OF OPERATIONS

REVENUE

          Software License Fees. Software license fees were $15.5 million for the quarter ended September 30, 2003, remaining consistent with $15.6 million for the quarter ended September 30, 2002. Software license fees for the quarter ended September 30, 2003 were negatively impacted by the factors discussed below, but were offset by revenue from increased sales of our system software to mobile and wireless infrastructure companies as well as burn revenues resulting from the inclusion of the operations of Listen since the date of acquisition. Software license fees were $48.4 million for the nine months ended September 30, 2003, a decrease of 15% from $57.2 million for the nine months ended September 30, 2002. The decrease for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was due primarily to decreased sales of our premium consumer license products as well as due to lower revenue from certain of our systems software products. We believe that the decreases in these systems sales were due to continued weak demand in the wireline systems market primarily caused by Microsoft’s continued practice of bundling its competing Windows Media Player and server software for free with its operating system products, causing certain potential customers to adopt Microsoft’s digital media products. We believe the macroeconomic environment and competition from Microsoft, including Microsoft’s conduct described below in “Factors that may Affect our Business, Future Operating Results and Financial Condition,” have negatively impacted sales to customers in a variety of market segments, including customers in the corporate enterprise, broadcast hosting, Internet content provider, non-PC device manufacturer, systems software, telecommunication and original equipment manufacturer markets. No assurance can be given when, or if, we will experience increased demand for our systems software products from customers in these markets. The decrease for the nine months ended September 30, 2003 was partially offset by revenue from increased sales of our system software to mobile and wireless infrastructure companies as well as burn revenues from the inclusion of the operations of Listen since the date of acquisition.

          Service Revenue. Service revenue was $34.7 million for the quarter ended September 30, 2003, an increase of 23% from $28.2 million for the quarter ended September 30, 2002. Service revenue was $95.4 million for the nine months ended September 30, 2003, an increase of 28% from $74.5 million for the nine months ended September 30, 2002. The increases in service revenue were primarily attributable to the increase in revenues from the operations of Listen since the date of acquisition as well as growth in the number of subscribers to our other subscription services and the introduction of new digital media subscription services, such as RadioPass and GamePass, partially offset by decreases in other service offerings, including content hosting revenue and support and upgrades revenue. Revenue from our digital media subscription services was $27.9 million and $21.4 million of service revenue for the quarters ended September 30, 2003 and 2002, respectively, and $77.0 million and $52.8 million for the nine months ended September 30, 2003 and 2002, respectively. The reasons for increases in subscription revenue are described in more detail in “Revenue By Product Type — Consumer Subscription Services” below. We believe the decreased revenue in our other service offerings, including content hosting, were due primarily to competition from Microsoft and the macroeconomic conditions described above in “Software License Fees.”

          Advertising. Advertising revenue was $1.6 million for the quarter ended September 30, 2003, a decrease of 5% from $1.7 million for the quarter ended September 30, 2002. Advertising revenue was $4.5 million for the nine months ended September 30, 2003, a decrease of 8% from $4.8 million for the nine months ended September 30, 2002. We believe the decrease in advertising revenue was due primarily to our promotional and marketing efforts more prominently featuring our digital media subscription offerings, as we removed paid advertising from certain Web pages and used our advertising space to promote our digital media subscription services.

REVENUE BY PRODUCT TYPE

          Consumer Software and Related Services.     Consumer software and related services revenue is derived from sales of our RealOne Player Plus and related products, revenue from support and maintenance services that we sell to customers who purchase these products, sales and distribution of third-party software products including games, and burn revenues. Consumer software and related services revenue was $6.9 million for the quarter ended September 30, 2003, an increase of 1% from $6.8 million for the quarter ended September 30, 2002. The increase was due to revenue from distribution of third party software offset by the factors discussed below. Consumer software and related services revenue was $21.0 million for the nine months ended September 30, 2003, a decrease of 11% from $23.5 million for the nine months ended September 30, 2002. The decrease was primarily due to a change in focus of our promotional activities to feature our digital media subscription services over our traditional consumer products as well as competition from Microsoft described in “Revenue – Software License Fees” above. These factors were offset by revenue in the quarter ended September 30, 2003 from distribution of third party software.

          Consumer Subscription Services. Consumer subscription services revenue consists of our digital media subscription services, including SuperPass, RadioPass, RHAPSODY, GamePass and stand-alone and add-on subscriptions. Consumer subscription services revenue was $27.9 million for the quarter ended September 30, 2003, an increase of 30% from $21.4 million for the quarter ended September 30, 2002. Consumer subscription services revenue was $77.0 million for the nine months ended September 30, 2003, an increase of 46% from $52.8 million for the nine months ended September 30, 2002. The increases were primarily attributable to the increased focus of our promotional activities on our digital media subscription services, the introduction of new subscription services, including RadioPass and GamePass and certain international versions of our subscription services, and the related increase in paying subscribers as well as an increase in revenues from the inclusion of the operations of Listen. Our subscription services offerings represent a relatively new business model for Internet media delivery and a new business model for us and, to date, we have not faced significant direct competition with these offerings. While consumer subscription revenue has increased substantially on a year-over-year basis, the rate of growth has fluctuated on a quarterly basis. The $27.9 million of consumer subscription services revenue for the quarter ended September 30, 2003 represents a 10% increase over consumer subscription services revenue of $25.5 million for the quarter ended June 30, 2003. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate subscription revenue will grow, if at all, or the nature or potential impact of anticipated competition.

          Systems. Systems revenue is derived from sales of our media delivery system software, including RealServer and Helix system software, and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide through our Real Broadcast Network and consulting services we offer to our customers. Systems revenue was $15.4 million for the quarter ended September 30, 2003, a decrease of 1% from $15.5 million for the quarter ended September 30, 2002. Systems revenue was $45.9 million for the nine months ended September 30, 2003, a decrease of 17% from $55.3 million for the nine months ended September 30, 2002. See “Revenue – Software License Fees” above for the analysis of the decrease in revenue.

          Advertising. See “Revenue – Advertising” above for the analysis of the change in this category.

GEOGRAPHIC REVENUE

          International revenue represented 27% of total net revenue for the quarter ended September 30, 2003, compared to 25% for the quarter ended September 30, 2002. International revenue increased as a percentage of total net revenue in the third quarter of 2003 primarily due to increased revenue from the European edition of our RealOne digital media subscription service launched in June 2002, as well as from revenue from European mobile infrastructure providers. Revenue generated in Europe was 17% of total net revenue for the quarter ended September 30, 2003, compared to 13% for the quarter ended September 30, 2002, and revenue generated in Asia and the rest of the world was 10% of total net revenue for the quarter ended September 30, 2003, compared to 12% for the quarter ended

September 30, 2002. The increase in European revenue as a percentage of total revenue is due to an increase in new systems contracts in that region and the launch of our European edition of our RealOne digital media subscription service. The decrease in Asia and the rest of the world revenue as a percentage of total revenue is due to a slower rate of revenue growth in Asia and the rest of the world as compared to the other geographies discussed above. Revenue generated in Europe was 16% of total net revenue for the nine months ended September 30, 2003, compared to 15% for the nine months ended September 30, 2002, and revenue generated in Asia and the rest of the world was 12% of total net revenue for the nine months ended September 30, 2003, compared to 13% for the nine months ended September 30, 2002. At September 30, 2003, accounts receivable due from international customers represented approximately 51% of trade accounts receivable. The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. Results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars based on average monthly exchange rates. We currently do not hedge the majority of our foreign currency exposures and therefore are subject to the risk of changes in exchange rates. We currently manage a portion of our foreign currency exposures through the use of foreign currency exchange forward contracts and therefore are still subject to some risk of changes in exchange rates. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements. The costs of both domestic and international revenue are substantially the same.

DEFERRED REVENUE

          Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, unearned subscription services and other prepayments for which the earnings process has not been completed. Deferred revenue at September 30, 2003 was $37.3 million compared to $44.2 million at December 31, 2002. The decrease in deferred revenue during the nine months ended September 30, 2003 is primarily due to prepayments received under contracts occurring at a slower rate than recognition of revenue on existing contracts. The slower rate of prepayment receipts has been largely due to the decrease in new systems contracts in recent periods, which represent a significant portion of deferred revenue. We believe the decrease in new systems contracts results primarily from the conditions described in “Revenue — Software License Fees” above.

COST OF REVENUE

          Cost of Software License Fees. Cost of software license fees includes costs of product media, duplication, manuals, packaging materials, amounts paid for licensed technology, fees paid to third-party vendors for order fulfillment and royalties paid on sales of games, music and other third-party products. Cost of software license fees was $2.7 million for the quarter ended September 30, 2003, an increase of 80% from $1.5 million for the quarter ended September 30, 2002, and increased as a percentage of software license fees to 17% for the quarter ended September 30, 2003 from 10% for the quarter ended September 30, 2002. Cost of software license fees was $6.2 million for the nine months ended September 30, 2003, an increase of 18% from $5.3 million for the nine months ended September 30, 2002, and increased as a percentage of software license fees to 13% for the nine months ended September 30, 2003 from 9% for the nine months ended September 30, 2002. The increases were due primarily to the licensing costs associated with burn revenue resulting from the inclusion of the operations of Listen since the date of acquisition, as well as costs of revenue related to custom development work and an increase in royalties resulting from a shift in product mix towards products with higher royalites. For the comparative nine-month periods, the increase in costs was partially offset by lower variable costs due primarily to lower sales volumes. Lower sales volumes resulted in lower royalties, packaging and shipping costs, partially offset by costs of revenue related to custom development work.

          Cost of Service Revenue. Cost of service revenue includes the cost of content included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services and expenses incurred in providing our streaming media hosting services. Cost of service revenue was $15.8 million for the quarter ended September 30, 2003, an increase of 35% from $11.7 million for the quarter ended September 30, 2002, and increased as a percentage of service revenue to 45% for the quarter ended September 30, 2003 from 42% for the quarter ended September 30, 2002. Cost of service revenue was $40.0 million for the nine months ended September 30, 2003, an increase of 33% from $30.0 million for the nine months ended September 30, 2002, and increased as a percentage of service revenue to 42% for the nine months ended September 30, 2003 from 40% for the nine months ended September 30, 2002. The increases in costs were primarily due to increasing costs associated with content included in our digital media subscription services, which have fixed and variable components. The content costs increased due to an increase in paying subscribers and the costs of adding new content to our services as well as the increase in costs associated with revenues from the operations of Listen. The increase in cost of service revenue as a percentage of service revenue was due to higher fixed content costs for certain contracts as well as the impact of including the margins of Listen which tend to be lower than the margins of our other service revenues.

          Our digital media subscription services, including the services of Listen, are a relatively new and growing portion of our business and, to date, have been characterized by relatively higher costs of revenue than our other products and services, primarily due to the cost of licensing media content to provide these services. As a result, if this portion of our business continues to grow as a percentage of revenue, we anticipate that our cost of service revenue will grow at an increased rate relative to net revenue and thereby will lead to reductions in our gross margin percentages in the future. In addition, we anticipate that our cost of service revenue as a percentage of service revenue will fluctuate on a quarter to quarter basis due to seasonal characteristics of certain popular subscription content as we periodically enter into new agreements for subscription content.

          Cost of Advertising. Cost of advertising includes the cost of personnel associated with maintenance of programming services, content creation and maintenance and advertising delivery services. Cost of advertising was $410,000 for the quarter ended September 30, 2003, a decrease of 10% from $454,000 for the quarter ended September 30, 2002, and decreased as a percentage of advertising revenue to 26% for the quarter ended September 30, 2003 from 27% for the quarter ended September 30, 2002. Cost of advertising was $1.3 million for the nine months ended September 30, 2003, a decrease of 16% from $1.6 million for the nine months ended September 30, 2002, and decreased as a percentage of advertising revenues to 30% for the nine months ended September 30, 2003 from 33% for the nine months ended September 30, 2002. The decreases in costs were primarily due to lower sales volumes and shifting programming personnel to other areas of our business. The decreases in cost of advertising as a percentage of advertising revenue were due to fixed expenses decreasing at a faster rate than the decrease in revenue.

OPERATING EXPENSES

          Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock-based compensation, were $12.8 million for the quarter ended September 30, 2003, an increase of 4% from $12.3 million for the quarter ended September 30, 2002, and decreased as a percentage of total net revenue to 25% for the quarter ended September 30, 2003 from 27% for the quarter ended September 30, 2002. The increase in expenses was due primarily to the inclusion of the operations of Listen since August 4, 2003 as well as an increase in headcount compared to the quarter ended September 30, 2002. The decrease as a percentage of total net revenue was primarily the result of expenses increasing at a lower rate than the increase in net revenue. Research and development expenses, excluding non-cash stock-based compensation, were $36.5 million for the nine months ended September 30, 2003, a decrease of 1% from $36.8 million for the nine months ended September 30, 2002, and decreased as a percentage of total net revenue to 25% for the nine months ended September 30, 2003 from 27% for the nine months ended September 30, 2002. The decrease in expenses was primarily due to a reduction in personnel and related costs in the third quarter of 2002 as part of an overall plan to control costs, partially offset by an increase in expenses for contract labor and the inclusion of the operations of Listen since August 4, 2003. The decrease as a percentage of total net revenue was primarily the result of expenses decreasing while net revenue increased.

          Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expenses were $18.4 million for the quarter ended September 30, 2003, a decrease of 2% from $18.8 million for the quarter ended September 30, 2002, and decreased as a percentage of total net revenue to 36% for the quarter ended September 30, 2003 from 41% for the quarter ended September 30, 2002. Sales and marketing expenses were $55.1 million for the nine months ended September 30, 2003, a decrease of 1% from $55.5 million for the nine months ended September 30, 2002, and decreased as a percentage of total net revenue to 37% for the nine months ended September 30, 2003 from 41% for the nine months ended September 30, 2002. The decrease in expenses was primarily due to a reduction in advertising costs, partially offset by the inclusion of the operations of Listen since August 4, 2003 as well as an overall increase in labor costs, promotional activities, and subscriber referral fees. Subscriber referral fees increased due to an increase in the number of content partners that refer new subscribers to us via their Web sites and a corresponding increase in related payments to such partners. The decreases as a percentage of total net revenue resulted primarily from our sales and marketing expenses decreasing while our net revenue increased.

          General and Administrative. General and administrative expenses consist primarily of salaries, related personnel costs, and fees for professional and temporary services. General and administrative expenses were $5.5 million for the quarter ended September 30, 2003, an increase of 20% from $4.6 million for the quarter ended September 30, 2002, and increased as a percentage of total net revenue to 11% for the quarter ended September 30,

2003 from 10% for the quarter ended September 30, 2002. The increase in expense was primarily due to increased litigation defense costs as well as the inclusion of the operations of Listen since August 4, 2003. General and administrative expenses were $16.8 million for the nine months ended September 30, 2003, an increase of 16% from $14.6 million for the nine months ended September 30, 2002, and remained consistent as a percentage of total net revenue at 11% for the nine months ended September 30, 2003 and 2002. The increase in expenses was primarily due to increased patent filing fees, litigation defense costs, litigation settlement costs and the inclusion of the operations of Listen since August 4, 2003.

          Stock-Based Compensation. Stock-based compensation which pertains to research and development personnel was $366,000 for the quarter ended September 30, 2003 remaining consistent with $398,000 for the quarter ended September 30, 2002 and remaining unchanged as a percentage of total net revenue at 1% for the quarters ended September 30, 2003 and 2002. Stock-based compensation was $860,000 for the nine months ended September 30, 2003, a decrease of 8% from $930,000 for the nine months ended September 30, 2002, and remained unchanged as a percentage of total net revenue at 1% for the nine months ended September 30, 2003 and 2002. Decreases in stock-based compensation expense were offset by expense resulting from the acquisition of Listen.

OTHER INCOME (EXPENSE), NET

          Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, equity in net loss of MusicNet, Inc. and impairment of certain equity investments. For the quarter and nine months ended September 30, 2003, interest income declined from the comparable period in 2002. The decrease was primarily due to lower effective interest rates.

          We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether declines in fair value, if any, of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent of which the quoted market price is less than its accounting basis. We also consider other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. During 2002, certain of the Company’s investments were written down to fair value based upon the Company’s analysis that the declines in fair value were other-than-temporary, resulting in an impairment charge of $4.4 million and $5.1 million for the quarter and nine months ended September 30, 2002, respectively. Based upon an evaluation of the facts and circumstances at September 30, 2003, the Company determined that there were no other-than-temporary declines in fair value for the quarter then ended. Impairment charges for other-than-temporary declines in fair value of investments for the nine months ended September 30, 2003 were $0.4 million.

          Our investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, we recorded in our statement of operations our equity share of MusicNet’s net loss which resulted in a loss of $1.1 million and $4.3 million for the quarter and nine months ended September 30, 2003, respectively, and $1.6 million and $5.1 million for the comparable periods in 2002. We own common and preferred stock in MusicNet and also own convertible notes, convertible into additional shares of MusicNet preferred stock. In April 2003, we and the other investors in MusicNet contributed additional capital to MusicNet to fund its business. We contributed $3.0 million and received additional convertible notes for this investment. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will require additional funding. For purposes of calculating the Company’s equity in net loss of MusicNet for the quarter and nine months ended September 30, 2003 the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses recorded by us for the quarter and nine months ended September 30, 2003, represent approximately 36.9% of MusicNet’s loss. As of September 30, 2003, our ownership interest in outstanding shares of capital stock of MusicNet was approximately 25.5% and the carrying value for our investment was $7.6 million. In the quarter and nine months ended September 30, 2003, we recognized approximately $0.3 million and $0.9 million, respectively, of revenue related to license and services agreements with MusicNet.

          As of September 30, 2003, we owned marketable equity securities of a Japanese company, representing approximately 14% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has increased from our original cost of approximately $1 million, resulting in a carrying value at September 30, 2003 of $28.5 million. The increase over our cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income (loss). The market for shares of this company is relatively limited, the share price is volatile and the investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

INCOME TAXES

          For the quarter ended September 30, 2003, we recorded an income tax benefit of $32,000 relating to a state tax refund partially offset by foreign income taxes and, for the nine months ended September 30, 2003, we recorded income tax expense of $128,000, primarily related to foreign income taxes offset by the state tax refund described above. We did not recognize a deferred tax benefit for the loss during the quarter and nine months ended September 30, 2003 and 2002. For the quarter and nine months ended September 30, 2002, we recorded income tax expense of $6.0 million related to increasing our valuation allowance for net deferred tax assets.

          We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. Because of unfavorable economic conditions and uncertainty, net losses, and declines in the value of our investments, we determined that it was appropriate to increase our valuation allowance for our net deferred tax assets which resulted in our not recognizing the potential future benefits of our current operating losses.

RECENTLY ISSUED ACCOUNTING STANDARDS

          In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables’’ (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 became effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. As amended by FASB Staff Position No. FIN 46-6, FIN 46 is effective at the end of the first interim or annual period ending after December 15, 2003 for variable interests in a variable interest entity created before February 1, 2003. We are currently reviewing the potential impact of FIN 46 on our consolidated financial statements.

          In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative Instruments embedded in other contracts and for hedging activities under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 was generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial position or results of operations.

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

          In July 2003, the EITF reached a consensus on Issue 03-5, “Applicability of AICPA Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2) to Non-Software Deliverables” (EITF 03-5). The consensus was reached that non-software deliverables are included within the scope of SOP 97-2 if they are included in an arrangement that contains software that is essential to the non-software deliverables’ functionality. This consensus is effective at the beginning of the first interim period beginning after August 13, 2003. We do not expect the adoption of EITF 03-5 to have a material impact on our financial position or results of operations.

          In July 2003, the EITF reached a consensus on Issue 03-7, “Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock (Instrument C of EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon

Conversion”)” (EITF 03-7). The consensus was reached that upon settlement of a security with the characteristics of Instrument C in Issue 90-19 by payment of the accreted value of the obligation (recognized liability) in cash and settlement of the conversion spread (unrecognized equity instrument) with stock, only the cash payment should be considered in the computation of gain or loss on extinguishment of the recognized liability. That is, any shares transferred to settle the embedded equity instrument (referred to as the excess conversion spread in Issue 90-19) would not be considered in the settlement of the debt component. This consensus is effective for settlement transactions entered into on or after the beginning of our first interim period beginning after August 13, 2003. We do not expect the adoption of EITF 03-7 to have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash used in operating activities was $4.3 million for the nine months ended September 30, 2003 and net cash provided by operating activities was $0.8 million for the nine months ended September 30, 2002. Net cash used in operating activities for the nine months ended September 30, 2003 resulted primarily from the net loss of $16.1 million and a decrease in deferred revenue of $7.2 million, partially offset by non-cash depreciation and amortization expense of $8.4 million, equity in net losses of MusicNet of $4.3 million, and accrued loss on excess office facilities of $3.7 million. Net cash provided by operating activities for the nine months ended September 30, 2002 was the result of significant non-cash components comprising our net loss, primarily an increase in accrued loss on excess office facilities of $14.7 million, non-cash depreciation expense of $8.7 million, equity in net losses of equity method investments of $5.4 million, impairment of equity investments of $5.1 million, and deferred income taxes of $5.6 million.

          Net cash provided by investing activities was $12.1 million for the nine months ended September 30, 2003 and resulted from proceeds from sales and maturities of short-term investments offset by purchases of short-term investments, equipment and leasehold improvements and long-term investments as well as payment of acquisition costs. Net cash used by investing activities was $5.0 million for the nine months ended September 30, 2002 and resulted primarily from purchases of short-term investments, equipment and leasehold improvements and cash used for acquisitions, partially offset by proceeds from sales and maturities of short-term investments.

          Net cash provided by financing activities was $105.8 million for the nine months ended September 30, 2003 and net cash used in financing activities was $14.4 million for the nine months ended September 30, 2002. Net cash provided by financing activities for the nine months ended September 30, 2003 resulted from proceeds from our convertible debt offering in June 2003 and net proceeds from sales of common stock under the employee stock purchase plan and the exercise of stock options. Net cash used in financing activities for the nine months ended September 30, 2002 resulted from our repurchase of approximately $21.3 million of our common stock, partially offset by net proceeds from sales of common stock under the employee stock purchase plan and the exercise of stock options.

          In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. During the nine months ended September 30, 2003, we did not repurchase any shares of our common stock. As of September 30, 2003, we had repurchased $42.2 million of the $50 million of authorized repurchases. We intend to continue our share repurchase program until we reach the $50 million limit authorized by our Board of Directors, which will be a further use of cash.

          In the remainder of 2003, we anticipate that we will have to make capital expenditures to purchase equipment in the ordinary course of our business. In the future, we may seek to raise additional funds through public or private equity or debt financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders.

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

On or after July 1, 2008, we have the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchaser may require that we purchase all or a portion of its notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, we received proceeds of $97.0 million, net of estimated offering costs. The offering costs are being amortized over a 5-year period. The net proceeds of the issuance are intended to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and working capital requirements.

          At September 30, 2003, we had $398.7 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases, contractual payments due to content and other service providers and convertible debt. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

          We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge all of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Europe, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros, pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in either of the nine months ended September 30, 2003 and 2002.

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

     To address the risks and uncertainties faced by our business, we must meet many challenges including:

•	establishing and maintaining broad market acceptance of our products and services and converting that acceptance into direct and indirect sources of revenue;

•	establishing and maintaining adoption of our technology on a wide variety of platforms and devices;

•	establishing and maintaining our brand names;

•	timely and successfully developing new products, product features and services and increasing the functionality and features of existing products and services;

•	developing subscription services products that result in high degrees of consumer satisfaction and high levels of consumer usage;

•	successfully responding to competition from Microsoft, Yahoo!, Apple and others, including competition from emerging technologies and solutions; and

•	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products and services.

     Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

We have a history of losses.

     We have incurred significant losses since our inception. As of September 30, 2003, we had an accumulated deficit of $274 million. We had net losses for the quarter and nine months ended September 30, 2003 and the years ended December 31, 2002, 2001 and 2000, and we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. We devote significant resources to developing, enhancing, selling, marketing and obtaining content for our products and services. As a result, we will need to generate significant revenue to be profitable in the future.

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

     The difficult macroeconomic environment and Microsoft’s bundling practices have impacted sales to customers in a variety of market segments, including customers in the corporate enterprise, broadcast hosting, Internet content provider, non-PC device manufacturer, systems software, telecommunication and original equipment manufacturer markets. No assurance can be given as to when, or if, we will experience increased demand for our systems software products from customers in these markets. In the event that a substantial number of our current or potential customers experience financial difficulties in the future or elect to use Microsoft’s bundled products, the rate of adoption of our products may be slowed, our ability to increase or maintain sales to such customers will be adversely affected and our ability to generate revenue from these companies will also be adversely impacted.

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

Our acquisition of Listen may not be successful.

     On August 4, 2003, we closed our acquisition of Listen. The acquisition may not be successful and will not achieve its anticipated benefits unless we successfully integrate Listen’s operations with those of RealNetworks in a timely manner. Prior to the acquisition, RealNetworks and Listen operated independently, each with its own business, business culture, markets, customers, employees and systems. Integrating the operations associated with Listen will be a complex, time-consuming and expensive process that may result in revenue disruption, loss of key employees, customer uncertainty, and other operational difficulties if not completed in a timely and efficient manner. The operations associated with Listen will remain in San Francisco after the closing. This will be our first experience operating and integrating a substantial acquired business in a remote location. The geographic separation could increase the operational risks described below under the caption “Potential acquisitions involve risks that we may not adequately address” and, in particular, may make it more difficult to retain the employees of Listen. If we are not successful in retaining the key Listen employees or in addressing any other problems encountered in connection with the acquisition, our business could be harmed.

Anticipated losses from our Listen acquisition may harm our business.

     We expect that the operations of Listen will initially increase our operating losses. The level of additional operating losses is subject to risk and uncertainty. These additional operating losses could adversely affect our ability to achieve profitability in any given fiscal period, which could result in a decrease in our stock price. If the operating losses continue for a significant period of time, or are significant in magnitude, such losses could harm our financial position, reported operating results or stock price. Factors that might contribute to the operating losses continuing for a long period of time or being significant, include Listen’s ability to renew existing music licenses with the major music labels on commercially reasonable terms, or at all, rates of subscriber retention, pressure from competitors, including pricing pressure, the development of the market for online music subscription services, both domestically and internationally, and others factors described under the caption “Our online music services initiatives may not be successful, including our acquisition of Listen”.

There are a number of risks associated with our Helix initiative.

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

     There are a number of risks associated with our Helix initiative, including risks associated with open source and community source technology licensing, development and business models and the risks typically associated with the introduction of new products and technologies. There can be no assurance that the industry will adopt the Helix Platform or the Helix Community, or that third parties will develop and introduce technologies or products based on them. Further, there can be no assurance that new or existing customers will license the Helix Universal Server. While we have invested substantial resources in the development of these initiatives and products, there can be no assurance that they will be accepted by the market, that we will derive substantial revenue from such initiatives and products or that the introduction of Helix and the Helix Universal Server will not adversely affect our sales.

Our subscription services may not be successful.

     Members of one of our RealOne subscription services gain access to premium subscription content and are able to take advantage of certain enhanced features of the RealOne Player. These subscription services are a relatively new business model for delivering media over the Internet and represent a new and rapidly evolving business model for us. It is too early to predict whether consumers will accept in significant numbers our subscription services or whether the services will otherwise be financially viable. To date, costs of our subscription services as a percentage of subscription services revenue are significantly higher than such costs represented in our business historically, and we expect this trend will continue to negatively impact our overall gross margins as we grow our consumer subscription business and it becomes a larger portion of our overall revenue. Our subscription services compete with both traditional and online entertainment service providers. We anticipate that we will face increasing competition for online subscription service revenue from a wide range of companies, including Time Warner’s AOL subsidiary, Microsoft and Yahoo!, which offer subscription services that compete with the offerings of certain of our subscription services, and from broadband Internet service providers. In addition, Apple’s recently released iTunes digital music store provides additional competition for our music offerings. Many of our competitors have significantly more resources than us, including access to content, and some of our competitors may be able to leverage their experience in providing subscription or similar services to customers in other businesses to the sale of digital media subscriptions.

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

     Our subscription services have become an increasingly important source of our total revenue. We believe the subscription business represents a major growth opportunity for us and also creates substantial risks. Subscribers may cancel their subscriptions to our subscription services for many reasons, including a perception that they do not use the subscription services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared to competitive service offerings, or because customer service issues are not satisfactorily resolved. In order to increase our number of subscribers and subscription revenue, we must continue to add new subscribers each quarter while minimizing the rate of loss of existing subscribers. Because the Internet subscription content business is a relatively new media delivery model and a relatively new business for us, we cannot predict with accuracy our long-term ability to retain subscribers or add new subscribers. If our marketing and promotional activities fail to add significant numbers of new subscribers or if too many of our subscribers cancel their memberships, our revenue and business will suffer. In addition, if the costs of such marketing and promotional activities increase in order to add new subscribers, our margins and operating results will suffer. Our subscription revenue and subscriber base have grown on a percentage basis in the early phases of the development of our subscription business. If our subscription revenue and subscriber base continue to grow, the percentage growth rates we have experienced to date are unlikely to be sustainable.

     Many of our subscribers subscribe to our premium subscription service products, some of which are seasonal or periodic in nature, such as our Major League Baseball and CBS Big Brother offerings. We have limited experience with these types of offerings and cannot predict how the seasonal or periodic nature of these offerings or our experimentation with new content offerings will impact our subscriber growth rates, future subscriber retention levels or our quarterly financial results. In addition, our contract with Major League Baseball Advanced Media is due to expire in the fourth quarter of 2003. Failure to renew the contract will result in the loss of subscribers to MLB subscription offerings and a corresponding loss of revenue. Accordingly, we anticipate that subscriber levels for our various subscription service offerings will fluctuate as we develop this business and experiment with new types of content offerings. No assurance can be given that subscribers to our seasonal or periodic offerings will renew their subscriptions for future offerings. In addition, no assurance can be given that the gross margins associated with these offerings will be consistent with our historical gross margins or our gross margins for our other subscription products, such as RealOne SuperPass.

Our online music services initiatives, including our acquisition of Listen, may not be successful.

     In 2001, we announced the formation of a joint venture called MusicNet with several leading media companies to create a technology platform for online music subscription services. We also entered into an agreement with MusicNet to license the MusicNet platform and service for sale to our own customers. In December 2001, we began offering the RealOne MusicPass subscription service, a for-pay music subscription service based on the MusicNet platform. We recently replaced that offering with an online music subscription service using Listen’s technology and marketed as RealOne RHAPSODY, as discussed further below. The business models, technologies and market for online music subscription services are new and unproven and no assurance can be given that our online music initiatives will be successful.

     In addition, we record in our statement of operations our equity share in MusicNet’s net income (loss), which was a loss of $1.1 million and $4.3 million for the quarter and nine months ended September 30, 2003, respectively. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will need additional funding. No assurance can be made that MusicNet will ever contribute net income to our statement of operations, that losses recorded from MusicNet will not increase in the future, or that our investment in MusicNet will not be written down in future periods. MusicNet also is a licensee of our technology and has used our digital music architecture to build its technology platform. If MusicNet is not successful and other online music subscription services do not license our technology, our business and business prospects could be harmed. The Antitrust Division of the U.S. Department of Justice and certain European antitrust regulatory authorities have commenced investigations into music licensing and other business practices related to online music businesses, including the business of MusicNet. If the business of MusicNet is harmed or materially modified as a result of these investigations, our financial results and business prospects could be harmed.

     On August 4, 2003, we closed our acquisition of Listen and acquired Listen’s music subscription service, RHAPSODY. We are now offering RealOne RHAPSODY, our music subscription service using Listen’s technology, as our primary music subscription service offering through our Web sites and distribution channels. We are also continuing to distribute the RHAPSODY music service through Listen’s distribution channels. However, our ability to provide this music service will be dependent on music licenses from the major music labels. While we have received consent to transfer Listen’s existing music licenses with the major music labels, no assurance can be given that these labels will renew the licenses upon their expiration or that such renewals will be on terms that are commercially viable. Many of these licenses are due to expire and will need to be renewed in early 2004. Due to the increasing importance of our music services to our overall revenues, the failure of the major music labels to renew these licenses under terms that are acceptable to us will harm our ability to offer successful music subscription services and would harm our operating results.

Our online music offerings may not be able to successfully compete with other online music services or traditional music distribution channels.

     Our music subscription services face competition from traditional offline music distribution competitors and from other new online music services, including Apple’s iTunes music service and a service launched by Roxio under the brand name Napster, each of which has received significant initial media exposure and each of which is spending substantial marketing dollars to promote its service. We expect that the market for online music services will become increasingly competitive and will attract additional competitors that may be able to devote significantly greater resources to the development of their online music services. Competing services may be able to obtain more or better music content, may be able to license such content on more favorable terms than us, or may develop better offerings than us, which could harm the ability of our music subscription services to compete effectively in the marketplace.

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

     The market for software and services for media delivery over the Internet is relatively new and constantly changing. We expect that competition in this market will continue to intensify. Increased competition has and could continue to hurt our business and the trading price of our stock. Increased competition may also result in price reductions, reduced margins, loss of customers, and a change in our business and marketing strategies, any of which could harm our business.

     Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services may enter the market at any time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology franchise. Price concessions or the emergence of other pricing, licensing and distribution strategies or technology solutions of competitors may reduce our revenue, margins or market share, any of which will harm our business. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, or release products and enhancements before they are thoroughly tested, any of which could harm our operating results and stock price.

     Microsoft is a principal competitor in the development and distribution of digital media and media distribution technology. Microsoft currently competes with us in the market for digital media servers, players, encoders, digital rights management, codecs and other technology and services related to digital distribution of media. Microsoft’s commitment to and presence in the media delivery industry has increased. Microsoft recently announced the settlement of antitrust litigation with Time Warner in which Microsoft reportedly paid Time Warner $750 million and the two companies agreed to collaborate on long-term digital media initiatives, an announcement which may or may not have an impact on our existing relationship with AOL or on our business generally. We expect that Microsoft will continue to increase competitive pressure in the overall market for digital media and media distribution.

     Microsoft distributes its competing streaming media server, player, tools and digital rights management products by bundling them with its Windows operating systems and servers at no additional cost or otherwise making them available free of charge. Microsoft’s practices have caused, and may continue to cause, pricing pressure on our revenue generating products and services and affect usage of our competing products and formats. Microsoft’s practices have led in some cases, and could continue to lead to, longer sales cycles, decreased sales, loss of existing and potential customers and reduced market share. In addition, we believe that Microsoft has used and may continue to use its monopoly position in the computer industry and its financial resources to secure preferential or exclusive distribution, use bundling contracts for its media delivery technologies and products with third parties, such as ISPs, content delivery networks, content providers, entertainment and media companies, VARs and OEMs, including third parties with whom we have relationships. Microsoft has also invested significant money in, has provided substantial financial incentives to, or offered or conditioned placement on or through the Windows operating system, the Internet Explorer Web browser and Microsoft’s MSN service to certain of our current and potential customers and content suppliers. We expect this trend to continue, which may cause those customers to stop using or reduce their use of our products and services and which may cause those content suppliers to withhold desirable media content from us or end users of our products and services. Such arrangements, together with Microsoft’s aggressive competitive tactics, leveraging its operating system, and marketing of its Windows operating systems, server products and digital media products, may reduce our share of the streaming media and digital distribution markets. While courts have ruled that several of Microsoft’s practices violated relevant laws related to illegal maintenance of monopoly power, court remedies to date have had little or no impact. There can be no assurance that there will be future court remedies against Microsoft’s illegal actions, or if there are any such future remedies, there can be no assurance that these remedies will be effective in curtailing these activities.

     Microsoft’s Windows Media Player competes with our media player products. Certain versions of the Windows Media Player are available for download from Microsoft’s Web site for free, and the Windows Media Player is bundled with Microsoft’s Windows XP operating system and the Windows 98, Windows 2000 and Windows ME operating systems, the Internet Explorer Web browser, and Microsoft’s MSN service. Windows XP, a significant focus of which is digital media delivery, gives very prominent and persistent placement to Microsoft’s Windows Media Player, Windows Media Guide, music services, and other media delivery services both in the operating system and on the end user’s desktop. In some cases, the Windows Media Player may override default playback settings set by end users or by our software. New versions of Internet Explorer and MSN Explorer also prominently feature and promote Windows Media. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating systems and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users and content providers to use its streaming or digital media products. In addition, Microsoft does not document or expose all of the interfaces that would allow our products to take full advantage of the features and functionality of Windows XP that it makes available to the Windows Media Player. In light of Microsoft’s efforts and dominant position in operating systems, our market position may be difficult to sustain. The ubiquitous distribution of Windows Media Player with Microsoft’s Windows operating systems may make it less likely that Internet content providers would use our technology. We may have to use additional resources, personnel and capital to effectively counter Microsoft’s competitive tactics and use of its operating system monopoly.

     Microsoft’s Windows Media Player also competes with the personal music management features of the RealOne Player. Microsoft has made strategic investments in other digital distribution technologies that compete with the RealOne Player. The Windows Media Player supports the Windows Media format, but not our media formats. Microsoft also licenses various Windows Media Technology applications, a platform for authoring, delivering and playing digital media intended to compete with our system software products, and supports and promotes other third party products competitive to our products. In addition, Microsoft provides servers that support Windows Media Technologies at no additional cost to customers who purchase its Windows servers, whereas we offer versions of our competitive servers for sale. Microsoft bundles its Windows Media Server product with its server operating systems. In some cases, Microsoft has conditioned use of the Windows Media Digital Rights Management and security technologies supported by Windows XP to support for Windows Media formats and use of Windows Media Player and servers.

     We compete with Microsoft, Sony Corporation and others in the market for digital rights management technologies. Sony’s acquisition of digital rights management patents from Intertrust in conjunction with Philips Electronics indicates that Sony may increase its focus on competing with us in the market for digital rights management technology. We expect Microsoft, Sony and other competitors to devote significantly greater resources to product development in the music management and digital media categories in the future. Microsoft has bundled its digital rights management technology with Windows and provides it at no charge. Microsoft is likely to use its operating system monopoly leverage to win market share for its digital rights management technologies.

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

     Microsoft has aggressively marketed and licensed its Windows Media technology to consumer electronics companies, a number of which have built support for Windows Media in their products. If Microsoft is successful in spreading Windows Media technology to non-PC devices — in part through leveraging its operating system monopoly — and we are not, it could harm our business.

     In addition to Microsoft, we face competition from other companies that develop and market streaming media products. For example, Apple Computer offers the QuickTime streaming media technology and other technology based on MPEG-4 standards. Apple also offers competitive music management software and hardware. Apple has recently begun to devote significant resources to developing and marketing digital media products and we expect they will continue to do so to enable them to compete vigorously with us in the marketplace. Apple has also enlisted the open source code development community to assist its development of competitive products. Companies such as Time Warner and Yahoo! and many smaller competitors also offer various products that compete with our player products and content subscription services. In connection with the deployment of our system software in AOL’s Internet service, we also licensed our technology to AOL for use with its own Internet service media player application. Such licensing may impact the number of end users of our player products if AOL users only use AOL applications. As more companies enter the market with products that compete with our servers, players and tools, the competitive landscape could change rapidly to our disadvantage. If our player products and formats do not continue to achieve a high level of consumer adoption and usage, our revenue and business could be harmed.

We may be unable to successfully compete in other parts of our business.

     Media Hosting and Delivery. Our media hosting and delivery service, the Real Broadcast Network, competes with a variety of companies that provide streaming media hosting and broadcast services. These companies include Akamai, Yahoo! Broadcast Services and other emerging broadcast networks. Some of these competitors have cost or other advantages over our services and offer other services that the Real Broadcast Network does not offer, such as creating corporate intranet portals or hosting in media formats not supported by the Real Broadcast Network. We may not establish or sustain our competitive position in this market segment. In recent periods, many of the customers of the Real Broadcast Network have reduced their usage of our media hosting services. Some of our media hosting competitors are also customers on whom we rely to help drive product download traffic to our Web sites through their broadcast events. We also sell servers and tools to companies that compete with the Real Broadcast Network. If our relationship with these companies becomes more competitive, such companies may reduce their level of usage and purchases of our products or services.

Web Site Destinations, Content and Advertising. Our Web sites and the Real.com Network compete for user traffic and Internet advertising revenue with a wide variety of Web sites, Internet portals and ISPs. We cannot be certain that advertisers will place advertising with us or that revenue derived from such advertising will be meaningful. Advertising revenue does not currently represent a large percentage of our revenues and we cannot predict if our advertising revenues can be sustained or will increase in future periods.

We may not be successful in the market for downloadable media and personal music management systems.

     The market for products that enable the downloading of media and that provide a personal music management system is relatively new and still evolving. We may be unable to develop a revenue model or sufficient demand to take advantage of this market opportunity. We cannot predict whether consumers will adopt the RealOne Player as their primary application to play, record, download and manage their digital music. There are a number of competitive products on the market that offer certain of the music management features currently offered by the RealOne Player. Given the size and importance of the general market for music distribution, competitors will likely release additional products that directly compete with the RealOne Player, which could harm our business. Our competitors may develop new features and technology not available in the RealOne Player, including advanced codecs and digital rights management technology, which could harm our business. The RealOne Player also faces competition from the emergence of widespread peer-to-peer file sharing services and programs such as KaZaA and Morpheus, and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives. These services allow consumers to directly access an expansive array of content without relying on content providers to make the content available for streaming or digital download, and without relying on products such as the RealOne Player to be able to play, record and store such content. Our inability to achieve widespread acceptance for our digital music architecture or widespread distribution of our player products could hold back the development of revenue streams from these market segments, including digital music content, and therefore could harm the prospects for our business.

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

     If third parties do not develop or offer compelling content to be delivered over the Internet, or grant necessary licenses to us or our customers to distribute or perform such content, our business will be harmed and our products and services may not achieve or sustain broad market acceptance. We rely on third-party content providers, such as radio and television stations, record labels, media companies, game developers, Web sites and other companies, to develop and offer content in our formats that can be delivered using our server products and played back using our player products. We also rely entirely on third-party content for the programming and content offerings that comprise our RealOne and stand-alone subscription services and our RHAPSODY subscription music service offering acquired in the Listen acquisition. In some cases, we pay substantial fees to obtain content for these services. In order to provide compelling subscription services, we must be able to offer unique content and programming to our customers. We face competition in the market for subscription content services from a variety of companies, including larger competitors such as Time Warner, Microsoft and Yahoo! who may have greater access to content or the ability to pay substantially higher fees to content providers. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats, nor can we guarantee that we will be able to secure licenses to their content or that such licenses will be available at commercially reasonable rates, to encourage and sustain broad market acceptance of our products and services. The failure to do so would harm our business and our business prospects.

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

     Our success also depends on the availability of third-party content, especially music, that current users of our player products can lawfully and easily access, record and play back. Our products may not achieve or sustain market acceptance if third parties are unwilling to offer their content for free download, streaming or purchase by users of our player products. We believe that current concerns regarding the secure distribution of music over the Internet, and the difficulties and costs associated with obtaining necessary or desirable licensing rights, have contributed to the delay in market acceptance of our music subscription products and may continue to do so in the future.

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

     The RealOne Player supports a variety of audio formats, including RealAudio, MP3, Windows Media Audio, Apple QuickTime and MPEG-4. Support for some formats, including Windows Media Audio and Apple QuickTime, requires the user to have additional third party software installed. However, technical formats and consumer preferences evolve very rapidly, and we may be unable to adequately address consumer preferences or fulfill the market demand to the extent it exists. We may be unable to license technologies, like codecs, that obtain widespread consumer and developer use which would harm consumer and developer acceptance of our products and services. In addition, our codecs and formats may not continue to be in demand or as desirable as other third party codecs and formats, including industry standard codecs and formats created by Microsoft or MPEG, become more readily available.

We depend on key personnel who may not continue to work for us.

     Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Robert Glaser, our founder, Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Glaser or other key executive officers or employees could harm our business. If any of these individuals were to leave, we could face high costs and substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We do not maintain “key person” life insurance policies. If we do not succeed in retaining and motivating existing personnel, our business could be harmed.

Our failure to attract, train or retain highly qualified personnel could harm our business.

     Our success also depends on our ability to attract, train or retain qualified personnel in all areas, especially those with management and product development skills. In particular, we must hire and retain experienced management personnel to help us continue to grow and manage our business, and skilled software engineers to further our research and development efforts. At times, we have experienced difficulties in hiring personnel with the proper training or experience, particularly in technical and media areas. Competition for qualified personnel is intense, particularly in high-technology centers such as the Pacific Northwest, where our corporate headquarters are located. If we do not succeed in attracting new personnel or in retaining and motivating our current personnel, our business could be harmed.

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

     Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:

•	difficulties in assimilating the operations, products, technology, information systems or personnel of the acquired company;

•	subsequent loss of key employees of the acquired company;

•	diversion of management’s attention from other business concerns and the potential disruption of our ongoing business;

•	the difficulty of incorporating acquired technology or content and rights into our products and services and unanticipated expenses related to such incorporation;

•	impairment of relationships with our employees, affiliates, advertisers and content providers;

•	inability to maintain uniform standards, controls, procedures and policies;

•	the assumption of known and unknown liabilities of the acquired company, including intellectual property claims; and

•	entrance into markets in which we have no direct prior experience.

     On August 4, 2003, we closed the acquisition of Listen. The acquisition may not be successful and is subject to the operational risks set forth above, in addition to the risks discussed above under the caption “Our acquisition of Listen may not be successful”.

We may not be successful in making strategic investments.

     We have made, and in the future we may continue to make, strategic investments in other companies. These investments have been made, and future investments will likely be made, in immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose the total amount of our investment. We have in the past recorded significant charges from reductions in the value of our strategic investments and we may have similar charges in the future. We may not be able to identify suitable investment candidates, and, even if we do, we may not be able to make those investments on acceptable terms. In addition, even if we make investments, we may not gain strategic benefits from those investments.

The growth of our business depends on the increased use of the Internet for communications, electronic commerce and advertising and the growth of the wireless data market.

     The growth of our business depends on the continued growth of the Internet as a medium for media consumption, communications, electronic commerce and advertising and also on the growth of the wireless data market, including the growth of the market for devices with multimedia capability. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services, or if widespread adoption of technology to access data and multimedia content on wireless devices does not occur. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium. We believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service and necessary increases in bandwidth availability, remain largely unresolved and may affect the amount and type of business that is conducted over the Internet, and may impact our ability to sell our products and services and ultimately impact our business results and prospects.

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

     We believe that increased Internet use and especially the increased use of media over the Internet may depend on the availability of greater bandwidth or data transmission speeds through the growth of broadband transmission. If broadband technologies do not become widely available or widely adopted, our products and services, particularly our subscription services, may not achieve broad market acceptance and our business and prospects could be harmed.

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

•
the development by our current competitors, particularly Microsoft, Yahoo! and Time Warner, of relationships with, or ownership interests in, companies that have significant access to or control over the broadband transmission infrastructure or content; and

•
the need to maintain and establish new relationships with non-PC based providers of broadband access, such as makers of wireless or consumer electronics devices and providers of television set-top boxes and cable television, some of which may compete with us.

More individuals are utilizing non-PC devices to access the Internet and we may not be successful in developing versions of our products and services that will gain widespread adoption by users of such devices.

     In the coming years, the number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, cellular telephones, television set-top devices, game consoles and Internet appliances, is expected to increase dramatically. Manufacturers of these types of products are increasingly investing in media-related applications, but development of these devices is still in an experimental stage and business models are new and unproven. If we are unable to attract and retain a substantial number of alternative device manufacturers to license and incorporate our technology into their devices, we may fail to capture a sufficient share of an increasingly important market for digital media delivery. Further, a failure to develop revenue-generating relationships with a sufficient number of device manufacturers could harm our business prospects.

     We do not believe that complete standards have emerged with respect to non-PC wireless and cable-based systems, though participants in those industries generally express support for the evolution of industry-wide standards which may disfavor proprietary solutions. Likewise, no single company has yet gained a dominant position in the mobile device market. However, certain third party products and services in these markets support our technology, and certain products and services support our competitors’ technologies, especially Microsoft, which can use its monopoly position in the operating system business and other financial resources to gain access to these markets, potentially to our exclusion. Other companies’ products and services, including industry-standard technologies like Windows Media, MPEG-4, and 3GPP, or other new standards may emerge or become dominant in any of these areas, and differing standards may emerge among different global markets, which could reduce demand for our technology and products or render them obsolete. In addition, our ability to reach customers in these markets is often controlled by large network operators and our success in these markets is dependent on securing relationships with these key operators.

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

     A reduction in the performance, reliability or availability of our Web sites and network infrastructure may harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our revenue depends in large part on the number of users that download our products from our Web sites, access the content services on our Web sites and use our subscription services. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications, and our systems could be subject to greater vulnerability in periods of high employee turnover. A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures.

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

     Our computer and communications infrastructure is located at a single leased facility in Seattle, Washington, an area that is at heightened risk of earthquake, flood, and volcanic events. We do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

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

     We operate subsidiaries in ten foreign countries, and market and sell products in a number of other countries. We have also entered into joint ventures internationally. For the quarter ended September 30, 2003, approximately 27% of our revenue was derived from international operations.

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

     As of September 30, 2003, we had 50 registered U.S. trademarks or service marks, and had applications pending for several more U.S. trademarks. We also have several unregistered trademarks. In addition, we have several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealOne, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

     As of September 30, 2003, we had 23 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We intend to increase our investment in filing additional patent applications on other features of our technology. Patents with respect to our technology may not be granted and, if granted, may be challenged or invalidated. Issued patents may not provide us with any competitive advantages and may be challenged by third parties.

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

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology or technology we license from third parties may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We are now investigating a number of such pending claims, some of which are described in Part II of this report under the heading “Legal Proceedings.”

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

Our directors and executive officers beneficially own approximately 36.2% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

     As of September 30, 2003, our executive officers, directors and affiliated persons beneficially owned approximately 36.2% of our common stock. Robert Glaser, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 32.7% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended September 30, 2003, the price of our common stock ranged from $2.68 to $9.29 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

     We may have to pay past sales or other taxes that we have not collected from our customers. We do not currently collect sales or other taxes on the sale of our products, license of technology or provision of services in states and countries other than those in which we have offices or employees. Our business would be harmed if one or more states or any foreign country were able to require us to collect sales or other taxes from past sales of products, licenses of technology or provision of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and would likely have to pay such taxes out of our own funds.

     In October 1998, the Internet Tax Freedom Act, or ITFA, was signed into law. Among other things, the ITFA imposed a three-year moratorium on discriminatory taxes on electronic commerce which expired October 20, 2001. In November 2001, the moratorium was extended another two years until November 2003 and Congress is currently considering a further extension. Nonetheless, foreign countries or, following the expiration of the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdictions.

     The European Union introduced legislation effective July 1, 2003, requiring all non-European Union vendors to collect Value Added Tax, or VAT. VAT is imposed on sales of all electronically supplied software and services including software products, games, data, publications, music, video and fee-based broadcasting services. It is our intention to comply with the European Union VAT legislation. In order to comply with the VAT legislation, we must modify our existing customer transaction processing system to meet the requirements imposed by the legislation. While we anticipate that our systems will be able to accommodate the requirements of the legislation, there can be no assurance that the European Union will not make further modifications to the legislation, the effects of which could require significant enhancements to our systems and increase the cost of selling our products and services into the European Union. Additionally, we have not determined the impact VAT will have on the pricing and demand for our products and services, the effects of which may adversely impact our revenue and profit. We anticipate the collection and remittance of VAT will subject us to additional currency fluctuation risks.

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

Special Note Regarding Forward-Looking Statements

     We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	the future development and growth of, and opportunities for, the Internet and the online media delivery market;

•	the features and functionality of our future products, services and technologies;

•	the future adoption of our current and future products, services and technologies;

•	future revenue opportunities;

•	the future growth of our customer base;

•	our ability to successfully develop and introduce future products and services;

•	future expense levels (including cost of revenue, research and development, sales and marketing and general and administrative);

•	future sales and marketing efforts;

•	future capital needs and capital expenditures;

•	the effect of past and future acquisitions;

•	future charges for impairment of long-lived assets and goodwill;

•	future prepayment requirements in our customers’ contracts and the associated effect on deferred revenue;

•	future rates of growth of our costs of service revenue and future reductions in gross margins;

•	the impact of our interest in MusicNet on our operating results;

•	whether we will pay federal income taxes in the near future;

•	potential effects of interest rates on our operating results;

•	future competition from existing and new competitors and our ability to compete with such competitors;

•	the anticipated benefits of allowing access to our source code by the open source community;

•	whether our products and services will be accepted in international markets;

•	our future charitable donations;

•	the future effectiveness of our intellectual property rights and our increased investment in filing patent applications;

•	the impact of current litigation in which we are involved and the future increased level of litigation in the technology and content-related industries;

•	the impact of recently issued accounting standards on financial position or results of operations;

•	our intent to continue the share repurchase program;

•	the effect of the restructuring steps on our operating efficiency;

•	future CARPS relating to music subscription delivery services;

•	continuation of consolidation and strategic partnering in the industry; and

•	our intent to continue making strategic investments in other companies.

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

          Investment Risk. As of September 30, 2003, we had investments in voting capital stock of both public and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Equity price fluctuations of plus or minus 10% of prices at September 30, 2003 would have had an approximate $2.8 million impact on the value of our investments in publicly traded companies at September 30, 2003, related primarily to our investment in a publicly traded Japanese company.

          Foreign Currency Risk. International revenue accounted for approximately 28% of total net revenue for the nine months ended September 30, 2003. Our international subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters and nine months ended September 30, 2003 and 2002.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          Between November 1999 and March 2000, fourteen lawsuits were filed against the Company in federal and/or state courts in California, Illinois, Pennsylvania, Washington and Texas. All state court cases have been dismissed, the most recent being the California case, which was dismissed pursuant to a settlement in June 2003. All of the federal court cases were dismissed in September 2003.

          In July 2002, a lawsuit was filed against the Company in federal court in Boston, Massachusetts, alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed counterclaims against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as recovery of damages for plaintiff’s infringement of a Company patent, and its reasonable attorneys fees and costs. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

          In March 2003, William Cirignani filed a consumer class action against the Company in Washington state court, alleging causes of action based on the Washington Consumer Protection Act and unjust enrichment. The plaintiff alleges that consumers who attempted to download or purchase certain of the Company’s products and services were fraudulently and deceptively enrolled in, and prevented from canceling, the Company’s subscription services. The plaintiff seeks compensatory damages, equitable relief in the form of an order prohibiting the alleged false and deceptive practices, treble damages and other relief. On June 2, 2003, the Company filed a motion to stay the case pending arbitration, based on the provisions in the Company’s End User License Agreements with consumers for the relevant products and services, which provide for disputes to be resolved through arbitration. On July 15, 2003, the trial court granted the Company’s motion staying the litigation pending arbitration. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself against these claims. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiff prevails in his claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

          In June 2003, a lawsuit was filed against the Company and Listen in federal district court for the Northern District of Illinois, alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble dames from the alleged infringement. Although no assurance can be given as to the outcome of this lawsuit, the Company believes the allegations are without merit and intends to vigorously defend itself. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiff prevails in its claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

          In September 2003, a lawsuit was filed against the Company in federal court in Marshall, Texas, alleging that the Company infringes certain patents relating to the transmittal of information recorded on information storage “means” from a central server to subscribers via a high data rate digital telecommunications network. The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover damages from the alleged infringement. The Company’s response to plaintiff’s complaint is not yet due. Although no assurance can be given as to the outcome of this lawsuit, the Company believes that the allegations in this action are without merit and intends to vigorously defend itself against these claims. The Company believes the ultimate outcome will not have a material adverse effect on its financial position or results of operations. If the plaintiffs prevail in their claims, the Company could be required to pay damages or other penalties in addition to complying with injunctive relief, which could harm the Company’s business and its operating results.

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

Item 2. Changes in Securities and Use of Proceeds

          (c) Between July 1, 2003 and September 30, 2003, the Company has issued and sold unregistered securities as follows:

(1) An aggregate of 3,800,570 shares of the Company’s Common Stock was issued in August 2003 to 102 individuals and entities in exchange for all of the outstanding shares of common stock of Listen.Com, Inc. (Listen), a California corporation (not including warrants for the purchase of 15,107 shares and options for the purchase of 35,607 shares of the Company’s Common Stock issued in exchange for outstanding warrants and options for Listen Capital stock assumed by the Company in connection with the acquisition.) The aggregate consideration received for such shares was valued at approximately $18 million. The issuance was made in reliance upon the exemption from registration set forth in Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”).

(2) On August 15, 2003, an entity exercised a warrant and received 2,420 shares of the Company’s Common Stock and $10,590.05. The Company assumed this warrant obligation in connection with the acquisition of Listen.

(3) Options for the purchase of an aggregate of 35,607 shares of the Company’s Common Stock having exercise prices ranging between $2.83 and $2.90 were issued in August 2003 to four individuals in exchange for outstanding options to purchase the common stock of Listen. The Company assumed these option obligations in connection with its acquisition of Listen. On September 9, 2003, one individual exercised options and received 177 shares of the Company’s Common Stock at a per share exercise price of $2.83. On October 13, 2003, one individual exercised options and received 2,583 shares of the Company’s Common Stock at a per share exercise price of $2.90. On October 28, 2003, one individual exercised options and received 31,764 shares of the Company’s Common Stock at a per share exercise price of $2.90.

          No underwriters were engaged in connection with these issuances. The transactions noted in sections (c)(2) and (c)(3) above were made in reliance upon the exemption from registration provided by either Section 3(b) or 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits Required by Item 601 of Regulation S-K:

Exhibit Number	Description

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Lawrence Jacobson, President of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of

Exhibit Number	Description

2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Lawrence Jacobson, President of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

          On July 23, 2003, RealNetworks, Inc. furnished a report on Form 8-K relating to its announcement on July 23, 2003 of the results for its second quarter ended June 30, 2003.

          On August 15, 2003, RealNetworks filed a report on Form 8-K in connection with its acquisition of all of the outstanding capital stock of Listen.Com, Inc.

          On September 12, 2003, RealNetworks filed a report on Form 8-K/A amending the Form 8-K filed on August 15, 2003 in connection with its acquisition of Listen.Com, Inc. to include financial statements and pro forma information.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2003.

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