Form 10-K
period 2003-12-31
REALNETWORKS INC
filed 2004-03-15
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
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

      The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $599,978,654 on June 30, 2003, based on the closing price of the Common Stock on that date, as reported on the Nasdaq National Market.(1)

      The number of shares of the registrant’s Common Stock outstanding as of March 10, 2004 was 168,746,492.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement relating to the registrant’s 2004 Annual Meeting of Shareholders to be held on or about June 4, 2004 are incorporated by reference into Part III of this Report.

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

Item 1.     Business

Overview

      RealNetworks, Inc. is the leading creator of digital media services and software. Consumers use our services and software to find, play, purchase and manage free and premium digital content, including music, video and games. Broadcasters, network operators, media companies and enterprises use our products and services to create and deliver digital media to PCs, mobile phones and consumer electronics devices.

      We have been a pioneer in the development of technology for the transmission of digital media over the Internet, and we have used our technology to create a large base of consumers, network operators and content owners who use our products and services to create, send and receive both free and paid content. Our strategy is to continue to grow and leverage this base of users to drive the creation of a market for premium digital audio and video content online and generate profitable revenue from this market in two primary ways:

(1) as a creator, packager and seller of software and digital content to consumers; and

(2) as a supplier of the underlying technology and business to business services to content owners, enterprises and network operators to create and distribute digital content.

      Consumers use our media player software to play, create and manage their digital media, rip and burn CDs, tune in to Internet radio and play streaming and on-demand audio and video. In January 2004, we released the most recent version of our media player software, RealPlayer 10, which offers support for every major media format and includes an integrated digital music download store, the RealPlayer Music Store, along with an integrated radio tuner and premium radio subscription services. RealPlayer users can also subscribe to our RealOne SuperPass subscription service, which offers subscribers a package of premium software and services and access to premium content, including online sports, news, music and entertainment programming from brand-name media companies. We also market and distribute Rhapsody, an online music subscription service, which offers consumers unlimited, on-demand streaming access to over 550,000 songs, and RealArcade, a software platform through which we distribute downloadable games through subscriptions and a la carte sales.

      Content owners and network operators use our products to create and distribute free and paid digital content, and other technology companies license our technology in order to integrate digital media into their products. While the primary application of these products today is for Internet-connected PCs, we believe mobile devices will become an increasingly important part of our business, and we believe we are establishing a leading position in the mobile market for media delivery and player products and services.

      The technology platform we use for our products and license to other companies consists of the Real 10 Platform (Real 10) and the Helix Platform (Helix). Real 10 is our proprietary technology for digital audio/ video compression, transport and playback and includes RealAudio 10, RealVideo 10, RealProducer 10 and RealPlayer 10. Helix includes a suite of commercial rights management and server software products for protecting and delivering digital media in multiple formats to media players, as well as a suite of software source code that third parties can use to build multi-format digital media products. This source code is licensed via the Helix Community, which many leading technology companies have joined in order to incorporate our open source streaming and downloadable media technology in their products.

      The size of our worldwide user base provides us with an ability to pool consumer demand on a very large scale. Accordingly, we have developed a variety of products and services to connect content providers, broadcasters and advertisers with that user base, including our subscription services. Our strategy is to continue to leverage our Internet media technology and our worldwide user base to create and generate revenues from the sale of digital media products and services.

History

      RealNetworks has consistently been a pioneer in bringing new digital media technologies and services to market since it was founded in 1994. In 1995, we released RealAudio, the first version of our RealPlayer products. In 1996, we began selling RealPlayer Plus, a premium version of our RealPlayer product and in 1997 we released our RealSystem streaming media solution, which included our RealAudio and RealVideo technology. In 1999, we released our RealJukebox and RealJukebox Plus products, a personal music management system and we launched our first for-pay media subscription service, RealPlayer GoldPass, in 2000. In 2001, we launched our RealOne subscription service, which incorporated our RealPlayer and RealJukebox products together with premium digital content to create a multi-dimensional media experience for consumers. We also introduced RealArcade, an end-to-end platform for the digital distribution of PC games. In 2002, we announced Helix, an open, comprehensive Internet media delivery platform and community to help enable creation of digital media products and applications for any format, operating system or device. In 2003, we acquired Listen.Com, Inc. (“Listen”) and its Rhapsody music subscription service to strengthen our digital music offerings and in January 2004, we acquired GameHouse, Inc. (“GameHouse”), a developer and distributor of downloadable games.

Consumer Products and Services

Multimedia Products and Services

      RealPlayer. RealPlayer 10 is the latest version of our media player software. RealPlayer 10 includes major new features and consumer services that make it easier for consumers to discover, purchase and manage digital music, and find video and audio programming on the Web. RealPlayer 10 offers consumers support for every major media format and the ability to play music from all of the major online music stores, support for over 50 portable music devices, access to free content in the new RealGuide, and an integrated music download service for North American consumers, the RealPlayer Music Store. The RealPlayer also includes media and Internet browsing functionality, a content discovery window and a video-playback window and enables users to listen to and view content from Web sites as well as manage their personal music collections from a PC.

      The RealPlayer is available to consumers as a free download from our Web site and also through bundling with third-party products. We also sell our premium RealPlayer Plus product, which contains additional features beyond those found in the free version, including advanced CD burning, a 10-band graphic equalizer, advanced video controls, analog recording, and a higher MP3 encoding rate.

      RealOne SuperPass. RealOne SuperPass is our premium media subscription service that offers consumers a broad range of premium content, including content currently provided by ABCNEWS.com, CNN, NASCAR.com and the NBA, as well as commercial free Internet radio stations. Subscribers to RealOne SuperPass also receive the enhanced features of the RealPlayer Plus. RealOne SuperPass provides a single source for consumers to access popular news, sports, music and entertainment online, while allowing content providers the ability to offer exclusive access to content and to potentially profit from multiple revenue opportunities.

      Stand-alone Subscription Services. We also offer a variety of subscription products that feature the content of our partners, including offerings from CNN, NASCAR.com and UEFA Champions League. These offerings are generally made available on a stand-alone basis or as an addition to a RealOne SuperPass subscription. In certain cases, these products or certain features of these products are included with a RealOne SuperPass subscription.

Music

      Rhapsody. In August 2003, we completed our acquisition of Listen, and its digital music subscription service, Rhapsody. Rhapsody is the centerpiece of our comprehensive set of music offerings, which also include RadioPass, our Internet radio subscription service, and the RealPlayer Music Store. We are now offering Rhapsody as our primary music subscription service offering through our Web sites. We also distribute Rhapsody through third party distribution channels, such as broadband service providers, music retailers and home network hardware providers.

      Subscribers to Rhapsody receive legal, unlimited, on-demand streaming access to over 550,000 songs in exchange for a monthly subscription fee. Rhapsody subscribers can build playlists and create customized radio stations of their favorite artists and similar artists. Rhapsody subscribers can also burn most of the songs available on the service onto CDs for $0.79 a song. We believe the Rhapsody music service is the leading online music subscription service based on the number of subscribers.

      RadioPass. Our RadioPass subscription service provides subscribers with access to over 70 pre-programmed, ad-free, high fidelity digital music radio stations in addition to simulcasts of 3,200 worldwide broadcast stations in exchange for a monthly subscription fee. Subscribers to RadioPass also receive our RealPlayer Plus software product.

      RealPlayer Music Store. The free version of RealPlayer 10 contains an integrated music download store, the RealPlayer Music Store. The RealPlayer Music Store has over 400,000 songs available for purchase by North American consumers for $0.99 per song and $9.95 for most albums. Consumers can also securely transfer purchased songs to leading portable devices manufactured by Palm and Creative Labs.

Games

      RealArcade. RealArcade was launched in October of 2001 and is a leading Internet game download service targeted at both male and female adult gamers. RealArcade features over 200 high quality downloadable games across all popular game genres and makes it easy for consumers to discover, manage and play downloadable PC games. All games are made available with a time limited free trial and can be purchased on a transaction basis or as part of a subscription.

      RealArcade GamePass. RealArcade GamePass is a premium subscription service of RealArcade. It was launched in July of 2002 and provides consumers with a free game each month as well as discounts on additional games purchases in exchange for a monthly subscription fee.

      GameHouse. On January 30, 2004, we acquired GameHouse, a leading developer, publisher and distributor of downloadable PC games. GameHouse develops and publishes downloadable, casual PC games, including the leading titles SuperCollapse II, Puzzle Inlay, Magic Inlay, TextTwist and BounceOut. GameHouse games are available on GameHouse’s Web site (www.gamehouse.com), and through a wide variety of distribution channels including MSN, Yahoo!, Shockwave and our RealArcade service.

Advertising and Third Party Distribution

      We market and sell advertising on our Web sites and client software. Our primary Web presence consists of our Real.com Web site and our new RealGuide service that provides consumers with personalized access to popular audio and video content on the Web. The Real.com site showcases our premium software and subscription service offerings, including RealOne SuperPass, RealRhapsody, RadioPass and RealArcade. The RealGuide is accessible from our Real.com Web site and also as an embedded application in the RealPlayer and offers visitors the ability to search for and locate multimedia content on the Internet and in our subscription services. We have developed 14 localized foreign editions of the RealGuide for users outside of the United States and Canada. Our products and services offer broad reach to advertisers as well as contextually relevant and geographically segmented targeting opportunities to Internet advertisers. Additionally, we sell and distribute third-party software products directly to end users via our Web sites and by bundling third party products with the distribution of our own products.

Business Products and Services

Servers and Tools

      We develop and make available a variety of software products that enable media content creators, Web site owners and network operators to create, secure and distribute digital media content to PCs and non-PC devices. These software products are marketed under the Real and Helix brands.

      Real Tools — RealProducer, RealAudio and RealVideo. RealProducer is a multimedia creation and publishing tool that content owners use to convert audio and video content into our RealAudio and RealVideo formats. A basic version of the RealProducer is available to content creators as a free download from our Web site. We also make an advanced or Plus version of the RealProducer available for purchase from our Web site by professionals and consumers who require more sophisticated media creation features and capabilities. RealAudio and RealVideo use a variety of compression/ decompression algorithms (or codecs) to translate time-based, data-intensive content such as audio, video or animation data into discrete data packets. The compression process enables the data to be streamed to a player even in narrowband bandwidths or congested network environments by reducing the amount of data to be streamed.

      Helix DRM. Helix DRM is a set of products for the secure licensing, delivery and rights management of digital media. Helix DRM is the first major digital rights management system to support RealAudio and RealVideo as well as standards-based formats like MP3 and AAC. Helix DRM is designed to provide end-to-end security throughout the media’s product lifecycle, from packaging to distribution to enjoyment by the audience. It provides a choice of media delivery methods, including streaming, download, peer-to-peer distribution and physical media.

      Helix Server. The Helix Server allows broadcasters and content providers to broadcast live and on-demand audio, video and other multimedia programming to large numbers of simultaneous users. It supports all major Internet media formats which enables network operators, including Internet Service Providers (“ISPs”), content delivery networks, mobile service providers and enterprises to consolidate their media delivery infrastructure with one system architecture. Features of the Helix Server include an integrated content networking system designed to provide live and on-demand content reliability across distributed networks, the scalability to reach 10,000 simultaneous users on a single server, and server fail-over capabilities that automatically route client requests to back-up servers in the event of service failures or unplanned outages.

      Helix Proxy and Gateway. Helix Proxy and Gateway products are middle-of-the-network technologies, placed between a Helix Server and our RealPlayer products in order to increase the scalability, reliability and flexibility of specialized networks, such as enterprise and ISP networks, and minimize incoming bandwidth requirements through intelligent management of live and on-demand content requested by users in these networks. We license our server and gateway products based on units deployed, features and streaming capacity. We offer a variety of server product configurations to meet the varying needs and requirements of broadcasters, enterprises and content providers.

      Software Development Kits. We create software development kits (known as SDKs) available for free download and licensing to software developers. SDKs allow developers to create new software products that are compatible with and complementary to our RealPlayer, Real Tools and Helix products. The Helix SDK, the architecture upon which the RealPlayer and the Helix Server, Proxy and Gateway are built, describes programming interfaces and processes by which a developer may build applications for the Helix Platform (described below). The RealProducer SDK similarly describes interfaces and processes, and includes object code, to enable developers to create applications that convert audio, video and events into our file formats. The RealPlayer Digital Distribution SDK provides third-party device manufacturers an application programming interface to transfer music data from the RealPlayer music database to portable devices, such as MP3 players and removable storage peripherals.

      Helix Community and Helix Platform. The Helix Community is a collaborative developer network that enables software developers and technology companies to license, enhance, and build products from the core source code of our producer, server and player products. This enables creation of products that support our RealAudio and RealVideo formats, and also standards-based formats such as MP3 and third party proprietary formats, protocols and standards. The source code products made available via the Helix Community are called Helix DNA Products. The Helix DNA Producer, Helix DNA Server and Helix DNA Client together form the Helix DNA Platform.

      Our Helix strategy is designed to address and leverage the needs and interests both of commercial products companies and of the “open source” community that has made products like the Linux operating system and Apache web server platform successful. As part of this strategy, the Helix Community offers the source code of the Helix DNA Platform under two source code licenses, the RealNetworks Community Source License (“RCSL”) and the RealNetworks Public Source License (“RPSL”). The RCSL is structured to ensure that products built under the RCSL remain compatible with the Helix interfaces while allowing Helix Community members to create their own proprietary, value-added extensions. In most cases, the RCSL is a royalty-bearing license that delivers royalty revenue to us when third parties sell products that include the Helix DNA technology. The royalty-free RPSL is structured to provide developers greater flexibility in their use of the source code with the requirement that any products they build using Helix are also open source. The RPSL is an Open Source Initiative-certified open source license.

      We believe that opening the Helix DNA Platform source code to a community of other developers delivers several important commercial benefits to us, including:

•	Increasing the number of third party products that include support for our protocols, formats and digital rights management system;

•	Increasing the number of non-PC consumer devices to which we can deliver our premium media subscription services;

•	Generating royalty revenue;

•	Expanding the capabilities of our platform; and

•	Reinforcing in the minds of our partners and commercial customers that our platform is open, durable, and standards-compliant.

Mobile Products

      We have created enhanced versions of our Helix and Real products for use in wireless applications. These modified products include the Helix Universal Server — Mobile, the Helix Universal Gateway — Mobile, the Helix Mobile Producer and the Mobile RealPlayer. Helix Universal Server Mobile is a streaming media software system designed to deliver media experiences to mobile handsets over wireless networks. Helix Universal Server — Mobile enables business customers to deliver live and on-demand programming in all major media formats as well as other standards-based formats to RealPlayers and 3GPP compatible mobile clients over 2.5G and 3G networks as well as over the public Internet.

      We license our server software and products to a variety of mobile network operators on a worldwide basis, including Vodafone and Sprint. The majority of wireless carriers are located internationally and as a result, to date, the majority of our mobile system software sales have been made to international wireless carriers. We have also entered into agreements with mobile handset manufacturers to preinstall our mobile player software on mobile handsets. We have agreements with some of the leading handset manufacturers, including Nokia and Motorola, the two leading handset manufacturers. These agreements typically require the handset manufacturers to pay per unit fees to us for each handset shipped with a version of our mobile media player software, although the agreements do not typically require the manufacturers to ship our software and to date we have not received substantial per unit royalties from these arrangements.

      Our mobile media software player, the RealPlayer Mobile, enables consumers to access streaming or downloaded content via 2.5G and 3G mobile networks. Users can also access mobile content by synchronizing content to their device using the RealPlayer on the PC and the appropriate device plug-in. RealPlayer Mobile is available for a variety of platforms, including Symbian OS, Palm OS 5, Openwave, Linux, and PocketPC for PDAs and is also available on select handsets, including the Nokia 9200 and 9500 Series Communicators and Nokia Series 60 phones. To date, the majority of these services have been provided in the U.S.

      We also make mobile content subscription services available to wireless carriers for sale to end-users. These services offer content similar to our RealOne SuperPass service on PCs, including news, sports, and entertainment content from a variety of content providers. To date, the majority of these services have been provided in the U.S. via AT&T Wireless and Sprint PCS to consumers using handsets that incorporate the RealPlayer Mobile or other Java-based or BREW-based media players.

Managed Application Services

      We offer a range of outsourced managed application services for Internet delivered media on behalf of broadcasters, enterprises and content rights holders. These services can include hardware, facilities, software, personnel, network connectivity, and satellite/ telephony signal acquisition to enable businesses to deliver both live and on-demand programming services over the Internet. Our services offerings include media acquisition, live event management, media hosting and management, secure media delivery, subscription management, payment processing, software delivery and management, promotion and merchandising and end-user customer support. We offer turnkey options for outsourcing both promotional public content services (e.g. public company earnings announcements) as well as conditional access content services for both premium consumer services (e.g. subscription and pay-per-view) and private business services. We have built out a substantial proprietary infrastructure with proprietary software and operational capabilities to enable large scale end-user services in a reliable and cost efficient manner. This same infrastructure and operational environment is also used to deliver our own consumer subscription and advertising-supported services.

Professional Technical Services and Support

      In connection with the licensing of our business software products, we also provide professional technical services and specialized technical support to certain customers. The nature of these services vary from customer-to-customer and from period-to-period. In general, these services are designed to customize and integrate our technology with our customers existing systems and technology.

Research and Development

      We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental streaming technology and strengthening our technological expertise. During the years ended December 31, 2003, 2002 and 2001, we expended approximately 23%, 26% and 30%, respectively, of our total net revenues on research and development activities.

Sales, Marketing and Distribution

      We sell our products and services to customers who want to send, support, manage or receive multimedia content delivered over a network. To reach as many potential customers as possible, we sell and distribute our business products and services through several distribution channels, both directly (over the Internet and through a sales force) and indirectly (through original equipment manufacturers (“OEMs”), value added resellers (“VARs”) and other distributors).

      Electronic Commerce. Many of the business and consumer software products we sell can be purchased and delivered directly from our Web sites. Our Web sites provide us with a low-cost, globally accessible sales channel that is available 24 hours per day, seven days per week.

      Direct Sales Force. Our direct sales force primarily markets and sells our business products and services to enterprise, infrastructure, mobile, broadband and media customers. We also have an advertising sales force that markets and sells advertising on our Web sites and client software. We have subsidiaries and offices in several other countries that market and sell our products outside the United States and we use a third party advertising representation firm to sell international advertising inventory.

      OEMs and VARs. We have entered into various distribution relationships with third parties pursuant to which our products and technologies are incorporated into, bundled with or offered with third-party products for delivery by the third party directly or indirectly to end users. For example, we have entered into distribution agreements with PC manufacturers to pre-install our RealPlayer software on computers that are intended for sale to non-corporate end users.

      Sales Through Other Distributors. We sell our business products and services to other distributors, including hardware server companies, content aggregators, ISPs and other hosting providers that redistribute or provide end users access to our streaming technology from their Web sites and systems. We have agreements with many popular software and hardware companies and Web sites to distribute our products as a click-through or to bundle our player products into their applications and software.

      Marketing Programs. Our marketing programs are aimed at increasing brand awareness of our products and services, stimulating market demand and educating potential customers about the economic opportunities in delivering multimedia content over the Internet. We have a number of marketing initiatives, including:

•	Advertising and marketing our products and services to our end users;

•	Advertising products and services in print, electronic and other online media;

•	Promoting and co-promoting special events with our partners in fields such as broadcasting, music and professional sports;

•	Direct mail and e-mail offers to qualified potential and existing customers;

•	Providing product-specific information through our Web sites; and

•	Showcasing our various products and solutions in trade shows, conferences and seminars.

Customers

      Our customers include consumers and businesses located throughout the world. Sales to customers outside the United States, primarily in Asia and Europe, were approximately 27%, 28% and 29% of total net revenues in the years ended December 31, 2003, 2002 and 2001, respectively.

Customer Support

      Customer support is integral to the provision of our consumer products and services and important to the success of our system software customers.

Consumer Products and Services Customer Support

      Consumers who use our consumer software products and services, including games, music, news, sports and entertainment services, can get assistance via the Web, e-mail or telephone. Telephone support is limited to those customers who purchase our products. We contract with third-party outsource support vendors to provide the primary staffing for first-tier customer support function globally.

Business Products and Services Customer Support

      We provide various support services options for our business customers using our systems, tools and middleware software products as well as our managed application services. We also provide support services to software developers using our products and technologies. Support service options include hotline telephone support, online support services and on-site support personnel covering technical and business-related support topics. We provide a range of support response levels and availability commitments to different customer segments based on the nature of products they purchase from us as well as the desired turnaround times and overall involvement in problem solving that the customer requests from us. We also offer outsourced end-user support services as an option for certain business customers in conjunction with our managed application services offerings.

Competition

      The market for software and services for media delivery over the Internet is relatively new, constantly changing and we face intense competition. Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater resources than we do.

Consumer Products and Services

      Our multimedia content services (including our RealOne SuperPass subscription service) are relatively new business models for delivering media over the Internet and represent new and rapidly evolving business models for us. We believe that our subscription services and other music offerings compete with both traditional and online entertainment service providers. We anticipate increasing competition for online media service revenues from a wide range of companies, including Internet portals and broadband service providers. Many of these providers have significantly more resources than we have, including access to content. In order to compete successfully in these markets, we must continue to obtain premium digital content to maintain and increase subscriptions and overall customer satisfaction. To date, a limited amount of premium digital content has been made available for delivery over the Internet that can only be accessed through a for-pay service and not for free. We compete in the multimedia content market primarily on the basis of the quality and quantity of the content available in our services, the quality and usability of our media player products, the reach of our media formats, as well as the perceived value of our products and services to consumers.

      Our Rhapsody music subscription service and our RealPlayer Music Store face competition from traditional offline music distribution competitors and from other online digital music services, including Apple’s iTunes music store, Walmart.com’s music store, Roxio’s Napster music subscription service, and a wide variety of other competitors who are now offering digital music for sale over the Web. We expect that Microsoft will also begin offering premium music services in conjunction with its Windows Media Player which is bundled with the Windows operating system. Our Rhapsody service competes primarily on the basis of the quality and quantity of the music catalog that is available to subscribers, the overall user experience, the perceived value of that experience to the consumer and the effectiveness of our distribution network. As the market for purchasing music online grows, we expect that competition for subscribers and purchasers will become increasingly intense. Apple and Roxio have spent substantial amounts to market and promote their respective services and we expect those investments to continue as companies attempt to win new consumers for their services. In addition, we believe that Apple’s sale of low margin digital music downloads is being used to drive sales of Apple’s higher margin hardware products. Accordingly, we believe that Apple will continue to spend significantly to market and promote the sale of downloadable music to further this business model.

      Our music offerings also face substantial competition from “free” peer-to-peer services. Although “free” services have been found to be violating copyright laws, enforcement efforts to date have not effectively shut down these services and some recent decisions call into question whether peer-to-peer services violate copyright laws. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services such as Rhapsody and the RealPlayer Music Store.

      There are two distinct components of our games business: our distribution platform — RealArcade, and our content studio — GameHouse. These two businesses have very different competitive landscapes. RealAr-

cade competes with high volume distribution channels for downloadable games including Yahoo Games, MSN Gamezone, Pogo.com and Shockwave. We compete in this market primarily on the basis of the quality and convenience of our RealArcade service, the nature and quality of our distribution arrangements and the quality and breadth of our game catalog. Our GameHouse studio unit competes with other developers and publishers of downloadable games. In this business we compete based on our ability to develop and publish high quality games that resonate with our audience, our effectiveness at building our brands and our ability to secure distribution relationships for our titles.

Business Products and Services

      We believe that the primary competitive factors in the media delivery market include:

•	the quality, reliability, price and licensing terms of the overall media delivery solution;

•	ubiquitous and easy consumer accessibility to media playback capability;

•	access to distribution channels necessary to achieve broad distribution and use of products;

•	the ability to license or develop, support and distribute secure formats and digital rights management systems for digital media delivery, particularly music and video, which includes the ability to convince consumer electronics makers to adopt our technology and the willingness of content providers to use our digital rights management technology;

•	the ability to license and support popular and emerging media formats for digital media delivery in a market where competitors may control the intellectual property rights for these formats;

•	scalability of streaming media and media delivery technology and cost per user;

•	the ability to obtain any necessary patent rights underlying important streaming media and digital distribution technologies that gain market acceptance; and

•	compatibility with new and existing media formats, and with the user’s existing network components and software systems.

      Microsoft is a principal competitor in the development and distribution of digital media and media distribution technology. Microsoft currently competes with us in the market for digital media servers, players, encoders, digital rights management, codecs and other technology and services related to digital distribution of media. Microsoft’s commitment to and presence in the media delivery industry has increased and we expect that Microsoft will continue to increase pressure in the overall market for digital media and media distribution.

      Microsoft distributes its competing streaming media server, player, tools and digital rights management products by bundling them with its Windows operating systems, including Windows NT and Windows XP, at no additional cost or otherwise making them available free of charge. Microsoft’s Windows Media Player competes with our media player products. We expect that by leveraging its monopoly position in operating systems and tying streaming or digital media into its operating systems and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users and content providers to use its streaming or digital media products.

      We also compete with other companies that develop and market streaming media products. For example, Apple Computer offers the QuickTime streaming media technology, including a free media player and a free streaming media server, and licenses for free source code to the server under the conditions of Apple’s end user license agreement. Apple also offers competitive music management software and hardware. Apple has also enlisted the open source code community to assist its development of competitive products.

      While some industry standards have been specified with respect to non-PC wireless systems, these standards have not had a significant market impact in terms of mobile media consumer usage. Likewise, no single company has yet gained a dominant position in the mobile device market. However, certain third party products and services in this market support our technology, and certain products and services support our competitors’ technologies, especially Microsoft, which can use its monopoly position in the operating system business and other financial resources to gain access to these markets, potentially to our exclusion. In addition, our brand and capabilities are not as well known in this market sector, which has created and may continue to create opportunities for smaller competitors to effectively compete with us, especially in the market for mobile devices outside the United States.

Intellectual Property

      As of December 31, 2003, we had 56 registered U.S. trademarks or service marks, and had applications pending for several more U.S. trademarks. We also have several unregistered trademarks. In addition, we have several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealPlayer, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

      As of December 31, 2003, we had 24 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are continuously preparing additional patent applications on other current and anticipated features of our technology.

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

Employees

      At December 31, 2003, we had 740 full-time employees and 4 part-time employees, 583 of whom were based at our executive offices in Seattle, Washington, 72 of whom were based at our offices in Australia, Brazil, Canada, France, Germany, Hong Kong, Japan, China, Mexico, Singapore and the United Kingdom, and 89 of whom were based at other locations. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Position on Charitable Responsibility

      In periods where we achieve profitability, we intend to donate 5% of our annual pre-tax net income to charitable organizations, which will reduce our net income for those periods. The non-profit RealNetworks Foundation manages our charitable giving efforts. We attempt to encourage employee giving by using a portion of our intended contribution to match charitable donations made by employees.

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

      We lease three separate principal properties in the United States, two of which are located in Seattle, Washington and one which is located in San Francisco, California. The lease for our corporate headquarters, located in Seattle, commenced on April 1, 1999 and expires on March 31, 2011, with an option to renew for either a three-or a ten-year period. At this location we lease approximately 280,000 square feet at an average monthly rent of approximately $472,000. At a second location in Seattle, we lease approximately 133,000 square feet of office space at an average monthly rent of approximately $381,000 under a lease which commenced on October 1, 2000 and which expires on September 30, 2010. In 2001, we re-evaluated our facilities requirements and as a result, decided to attempt to sublet all of this office space for the remainder of the term of our lease. Our lease in San Francisco commenced on August 4, 2003 in connection with our acquisition of Listen.Com and expires on November 30, 2004. This lease is for approximately 28,750 square feet of office space at an average monthly rent of approximately $37,000. We also lease other office space in the United States and various other countries.

Item 3.	Legal Proceedings

      See “Notes to Consolidated Financial Statements — Commitments and Contingencies” (Note 14C) for information regarding legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of RealNetworks’ shareholders during the fourth quarter of its fiscal year ended December 31, 2003.

Executive Officers of the Registrant

      The executive officers of RealNetworks as of March 8, 2004 were as follows:

Name	Age	Position

Robert Glaser	42	Chairman of the Board and Chief Executive Officer
Lawrence Jacobson	45	President
Martin Plaehn	46	Executive Vice President — Products and Services
Richard Wolpert	41	Chief Strategy Officer
Roy Goodman	46	Senior Vice President, Chief Financial Officer and Treasurer
Kelly Jo MacArthur	39	Senior Vice President and Chief of Staff
Dan Sheeran	37	Senior Vice President — Marketing
Carla Stratfold	44	Senior Vice President — North American Sales
Robert Kimball	40	Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary

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

      MARTIN PLAEHN has served as Executive Vice President, Products and Services of RealNetworks since June 2003. Mr. Plaehn served as Senior Vice President, Software Products from February 2003 to June 2003, and from September 1999 to February 2003, Mr. Plaehn served as Senior Vice President, Media Systems of RealNetworks. From April 1996 to August 1999, Mr. Plaehn served as President of Viewpoint Digital and as its Chairman and CEO until its acquisition by Computer Associates in October 1998. Mr. Plaehn holds a B.A. from the University of California San Diego and is a graduate of UCSD’s Executive Program for Scientists and Engineers.

      RICHARD WOLPERT has served as Chief Strategy Officer of RealNetworks since June 2003. From September 2000 to June 2003, Mr. Wolpert served as the Strategic Advisor of RealNetworks. From 1998 to September 2000, Mr. Wolpert served as the partner in charge of Internet and technology ventures for The Yucaipa Companies, a private investment firm. From 1996 to 1998, Mr. Wolpert served as President of Disney Online, a business unit of the Walt Disney Internet Group, where he was responsible for the company’s business and creative strategy. Mr. Wolpert holds a B.S. degree from UCLA.

      ROY GOODMAN has served as Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks since September 2003. From April 2000 to January 2003, Mr. Goodman served as Chief Financial Officer of Juniper Financial Corporation, a company engaged in the issuance of credit cards. From 1980 to May 2000, Mr. Goodman was employed by Heilig-Meyers, a publicly traded home-furnishings retailer, serving as Chief Financial Officer from 1997 to 2000. Mr. Goodman holds a B.S. in Finance from Virginia Tech and an MBA from the University of Richmond.

      KELLY JO MACARTHUR has served as Senior Vice President and Chief of Staff of RealNetworks since January 2003. Ms. MacArthur held the positions of Senior Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary of RealNetworks from April 2000 to January 2003, and Vice President and General Counsel of RealNetworks from October 1996 to April 2000. Ms. MacArthur graduated summa cum laude from the University of Illinois at Champaign-Urbana and holds a J.D. from Harvard Law School.

      DAN SHEERAN has served as Senior Vice President, Marketing of RealNetworks since June 2003. From August 2001 to June 2003, Mr. Sheeran served as Vice President, Media Systems Marketing of RealNetworks. From 1999 to August 2001, Mr. Sheeran served as Senior Vice President of Worldwide Sales and Marketing of nCUBE, a provider of on-demand media systems and digital advertising systems for cable operators and telecommunications network providers. From 1994 to 1999, Mr. Sheeran served as Senior Vice President, Product Management at SkyConnect, a provider of digital video management solutions for the cable television industry. Mr. Sheeran holds a B.S. in the School of Foreign Service, cum laude, from Georgetown University, and an M.B.A. from Northwestern University.

      CARLA STRATFOLD has served as Senior Vice President, North American Sales of RealNetworks since May 2001. From December 1998 to March 2000, Ms. Stratfold served as Vice President of Business Development of BackWeb Technologies Ltd., a provider of Internet communication infrastructure software. From 1988 to November 1998, Ms. Stratfold was employed by Oracle Corporation, a leading supplier of software for information management, where she held various positions, most recently serving as Vice President of Product Sales and Marketing. Ms. Stratfold holds a B.S. in Political Science from Washington State University.

      ROBERT KIMBALL has served as Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary of RealNetworks since January 2003. Mr. Kimball held the positions of Associate General Counsel of RealNetworks from March 1999 to April 2001, and Vice President, Legal and Business Affairs of RealNetworks from May 2001 to January 2003. Before joining RealNetworks in 1999, Mr. Kimball was Senior Attorney and Manager of Business Relations for IBM Global Services. Mr. Kimball has a B.A. with distinction from the University of Michigan and a J.D., magna cum laude, from the University of Michigan Law School.

PART II.

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

      RealNetworks’ common stock has been traded on the Nasdaq National Market under the symbol “RNWK” since the Company’s initial public offering in November 1997. There is no assurance that any quantity of the common stock could be sold at or near reported trading prices.

      The following table sets forth for the periods indicated the high and low sale prices for our common stock. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2003

	High	Low

First Quarter	$4.67	$3.02
Second Quarter	9.29	4.15
Third Quarter	7.74	5.05
Fourth Quarter	8.00	4.73

Year Ended December 31, 2002

	High	Low

First Quarter	$8.95	$5.11
Second Quarter	9.28	3.39
Third Quarter	5.03	3.32
Fourth Quarter	4.90	2.68

      We have not paid any cash dividends and do not intend to pay any cash dividends in the foreseeable future.

      As of March 10, 2004, there were approximately 801 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

      The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.

Item 6.     Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
Software license fees	$61,970	72,753	108,586	148,091	90,627
Service revenues	134,058	103,161	64,740	52,505	26,466
Advertising	6,349	6,765	15,579	40,942	14,149

Total net revenues	202,377	182,679	188,905	241,538	131,242

Cost of revenues:
Software license fees	9,917	6,865	7,969	14,341	13,006
Service revenues	56,690	41,259	23,895	14,718	6,579
Advertising	1,736	2,145	6,324	9,629	2,906

Total cost of revenues	68,343	50,269	38,188	38,688	22,491

Gross profit	134,034	132,410	150,717	202,850	108,751

Operating expenses:
Research and development	46,763	48,186	55,904	57,819	38,415
Sales and marketing	77,335	73,928	73,129	101,197	53,465
General and administrative	21,007	19,820	20,554	27,807	16,380
Antitrust litigation	1,574	—	—	—	—
Loss on excess office facilities	7,098	17,207	22,208	—	—
Personnel reduction and related charges	—	3,595	3,613	—	—
Goodwill amortization, acquisitions charges, and stock-based compensation(A)	1,120	1,328	40,633	142,053	3,531

Total operating expenses	154,897	164,064	216,041	328,876	111,791

Operating loss	(20,863)	(31,654)	(65,324)	(126,026)	(3,040)

Other income (expense), net	(444)	(727)	(13,497)	18,871	9,966

Net income (loss) before income taxes	(21,307)	(32,381)	(78,821)	(107,155)	6,926
Income tax (provision) benefit	(144)	(5,972)	4,058	(2,966)	—

Net income (loss)	$(21,451)	(38,353)	(74,763)	(110,121)	6,926

Basic net income (loss) per share	$(0.13)	(0.24)	(0.47)	(0.72)	0.05
Diluted net income (loss) per share	$(0.13)	(0.24)	(0.47)	(0.72)	0.04
Shares used to compute basic net income (loss) per share	160,309	159,365	160,532	153,870	142,016
Shares used to compute diluted net income (loss) per share	160,309	159,365	160,532	153,870	166,576

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$373,593	309,071	344,509	364,710	344,627
Working capital	310,679	248,400	285,279	305,322	273,827
Total assets	580,939	462,101	567,860	578,408	411,124
Shareholders’ equity	366,486	349,765	464,879	480,812	330,559

(A)	For the years ended December 31, 2003 and 2002, this amount includes only stock-based compensation. As of January 1, 2002, the Company adopted new accounting standard SFAS 142, which requires that goodwill no longer be amortized but instead tested at least annually for impairment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      RealNetworks, Inc. is the leading creator of digital media services and software. Consumers use our services and software to find, play, purchase and manage free and premium digital content, including music, video and games. Broadcasters, network operators, media companies and enterprises use our products and services to create and deliver digital media to PCs, mobile phones and consumer electronics devices.

      We have been a pioneer in the development of technology for the transmission of digital media over the Internet, and we have used this technology leadership to create a large base of consumers, network operators and content owners who use our products and services to create, send and receive both free and paid content. Our strategy is to continue to grow and leverage this base of users to drive the creation of a market for premium digital audio and video content online and generate profitable revenue from this market in two primary ways:

(1) as a creator, packager and seller of software and digital content to consumers; and

(2) as a supplier of the underlying technology and business to business services to content owners and network operators to create and distribute digital content.

      Over the last three years, our core business has evolved to address changing dynamics in our industry. We initially developed our business as a leading provider of software technology for the delivery and playback of digital media content over digital networks, and became a leader in that market. We have recently leveraged our technology leadership position and large technology user base to define and develop new markets and businesses predicated on digital media technology. These new businesses principally involve paid digital media content. We have aggressively pursued development of these new businesses, through both internal initiatives and strategic acquisitions of businesses and technologies. As these new businesses have developed, the focus of our core business, including our promotional efforts, has shifted toward these markets and has resulted in significant increases in the number of subscribers to our service offerings. This shift in focus and number of subscribers is reflected in our results of operations in the following primary ways:

•	A significant increase in service revenues, including primarily consumer subscription services;

•	A significant increase in revenues in our video, music and games businesses; and

•	A higher percentage of our total revenues relating to the above areas of our business.

      Despite the growth of our consumer subscription businesses, our overall results have been substantially affected over the last three years by weaker demand for our business software products and services. The weak demand for our business products during this period has been caused primarily by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows NT operating system products, which we believe is an illegal practice, and also by general macroeconomic conditions. These factors resulted in cutbacks in capital and information technology spending by our customers and potential customers. Some or all of these factors have principally impacted our operating results in the following ways:

•	A decline in demand for our business products and services resulting in declines in related revenues;

•	Personnel reduction and related charges in 2002 and 2001; and

•	Losses on excess office facilities in 2003, 2002 and 2001.

      We report revenues and cost of revenues in three categories:

•	Software license fees, which primarily include: revenues from sales of premium versions of our RealPlayer Plus and related products; sales of third-party products and content such as game downloads and music copying or “burning;” and sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels;

•	Service revenues, which primarily include: revenues from digital media subscription services such as RealOne SuperPass, RadioPass, Rhapsody, GamePass and stand-alone and add-on subscriptions; revenues from support and maintenance services that we sell to customers who purchase our software products; revenues from broadcast hosting services; revenues from consulting services we offer to our customers; and revenues from distribution of third party software; and

•	Advertising revenues derived from sales of advertising on our Web sites and consumer software and within the media streams that we host on behalf of our corporate customers.

      In August 2003, we acquired all of the outstanding securities of Listen. Listen operates an on-demand streamed music subscription service for which it charges monthly subscription fees. It also provides its subscribers with the ability to burn compact discs for which it charges a per-track fee. The results of Listen’s operations are included in our consolidated financial statements since the date of acquisition and impact the comparability of the 2003 financial information when compared to 2002.

      The following table sets forth certain financial data for the periods indicated as a percentage of total net revenues:

	Years Ended December 31,

	2003	2002	2001

Net revenues:
Software license fees	30.6%	39.8	57.5
Service revenues	66.3	56.5	34.3
Advertising	3.1	3.7	8.2

Total net revenues	100.0	100.0	100.0
Cost of revenues:
Software license fees	4.9	3.7	4.2
Service revenues	28.0	22.6	12.7
Advertising	0.9	1.2	3.3

Total cost of revenues	33.8	27.5	20.2

Gross profit	66.2	72.5	79.8

Operating expenses:
Research and development	23.1	26.4	29.6
Sales and marketing	38.2	40.5	38.7
General and administrative	10.4	10.8	10.9
Antitrust litigation	0.8	—	—
Loss on excess office facilities	3.4	9.4	11.8
Personnel reduction and related charges	—	2.0	1.9
Goodwill amortization, acquisition charges, and stock-based compensation	0.6	0.7	21.5

Total operating expenses	76.5	89.8	114.4

Operating loss	(10.3)	(17.3)	(34.6)
Other expense, net	(0.2)	(0.4)	(7.1)

Net loss before income taxes	(10.5)	(17.7)	(41.7)

Income tax (provision) benefit	(0.1)	(3.3)	2.1

Net loss	(10.6)%	(21.0)	(39.6)

Critical Accounting Policies and Estimates

      The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Estimating sales returns and the allowance for doubtful accounts;

•	Estimating losses on excess office facilities;

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;

•	Valuation of goodwill; and

•	Valuation of deferred income tax assets.

      Revenue Recognition. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

      For software related products and services, we recognize revenue pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. Some of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. Revenues for consulting services are generally recognized as the services are performed.

      In addition, for transactions not falling under the scope of SOP 97-2, our revenue recognition policies are in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” which was issued on December 17, 2003 and supersedes SAB 101, Revenue Recognition in Financial Statements. The adoption of SAB 104 did not materially affect our revenue recognition policies, or our results of operations, financial position or cash flows.

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

      For software license fees in single element arrangements and multiple element arrangements that do not include customization or consulting services, delivery typically occurs when the product is made available to the customer for download or when products are shipped to the customer. For service and advertising revenues, delivery typically occurs as the services are being performed.

      At the time of each transaction, we assess whether the fee associated with our revenue transaction is fixed and determinable and whether or not collection is probable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, is based upon a variable matrix such as a minimum level of distribution or is subject to refund, we consider the fee to not be fixed and determinable. In these cases, we defer revenue and recognize it when it becomes due and payable.

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

      For multiple element arrangements, when company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, we recognize revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of the arrangement’s undelivered elements such as consulting services and product support and upgrades, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products for which no installation or customization is required based upon the amounts we charge when support and upgrades are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates we charge for our employees when they are performing these services, provided we have the ability to accurately estimate the hours required to complete a project based upon our experience with similar projects. For multiple element arrangements involving installation or customization, company-specific objective evidence is established for support and upgrade arrangements if our customers have an optional annual renewal rate specified in the arrangement and the rate is substantive.

      If specific objective evidence does not exist for an undelivered element in a software arrangement, which may include distribution or other term-based arrangements in which the license fee includes support during the arrangement term, revenue is recognized over the term of the support period commencing upon delivery of our technology to the customer.

      Revenue from software license agreements with OEMs is recognized when the OEM delivers its product incorporating our software to the end user. In the case of prepayments received from an OEM, we typically recognize revenue based on the actual products sold by the OEM. If we provide ongoing support to the OEM in the form of future upgrades, enhancements or other services over the term of the contract, all of the revenue under the arrangement is generally recognized ratably over the term of the contract.

      Service revenues include payments under support and upgrade contracts, RealOne and Rhapsody subscription services, consulting services and streaming media content hosting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenues are recognized ratably over the period that services are provided. Other service revenues are recognized as the services are performed.

      Fees generated from advertising are recognized as advertising is delivered over the term of the contract. We may guarantee a minimum number of advertising impressions, click-throughs or other criteria on our Web sites or products for a specified period. To the extent these guarantees are not met, we defer recognition of the corresponding revenues until guaranteed delivery levels are achieved.

      Sales Returns and the Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Similarly, we must make estimates of the uncollectibility of our accounts receivables. We specifically analyze the age of accounts receivable and analyze historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Significant judgments and estimates must be made and used in connection with establishing allowances for sales returns and the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we were to make different judgments or utilize different estimates.

      Accrued Loss On Excess Office Facilities. We have made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities would be significantly different from that recorded, which could have a material impact on our operating results. We have revised our original estimate three times in the last two years, increasing the accrual for loss on excess office facilities each time. These first two revisions were the result of changes in the market for commercial real estate where we operate. The third revision, which took place in 2003, was the result of adding an additional tenant at a sublease rate lower than the rate used in previous estimates. If the market for such space declines further in future periods, we may have to revise our estimates, which may result in additional losses on excess office facilities. The significant factors we considered in making our estimates are discussed in the section entitled “Loss on Excess Office Facilities.”

      Impairment of Investments. As part of the process of preparing our consolidated financial statements we periodically evaluate whether any declines in the fair value of our investments are other-than-temporary. Significant judgments and estimates must be made to assess whether an other-than-temporary decline in fair value of investments has occurred and to estimate the fair value of investments in privately held companies. See “Other Expense, Net” in the following pages for a discussion of the factors we considered in evaluating whether declines in fair value of our investments were other-than-temporary and the factors we considered in estimating the fair value of investments in private companies.

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

      If we were to determine that the fair value of a reporting unit was less than its carrying value, including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, we would measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of reporting unit goodwill. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, we would record an impairment charge for the difference. Judgment is required in determining what our reporting units are for the purpose of assessing fair value compared to carrying value.

      There were no impairment charges for goodwill in 2003, 2002 or 2001.

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

      As of December 31, 2001, we had recorded net deferred tax assets of $5.6 million. Due to the net losses incurred during the year ended December 31, 2002, difficult economic conditions facing our industry and our customers and declines in the fair value of our investments, we determined that it was appropriate to increase our valuation allowance to reduce our net deferred tax assets as of December 31, 2002 to zero. Those conditions have not changed materially during 2003 and, therefore our gross deferred tax assets at December 31, 2003 of $235 million are reduced to zero by a full valuation allowance.

Revenues

	2003	Change	2002	Change	2001

	(Dollars in thousands)
Software license fees	$61,970	(15)%	$72,753	(33)%	$108,586
Service revenues	134,058	30	103,161	59	64,740
Advertising	6,349	(6)	6,765	(57)	15,579

Total net revenues	$202,377	11%	$182,679	(3)%	$188,905

	2003	2002	2001

	(as a percentage of
	total net revenues)
Software license fees	31%	40	58
Service revenues	66	56	34
Advertising	3	4	8

Total net revenues	100%	100	100

      Software License Fees. The decrease in software license fees in 2003 was due primarily to lower revenue from certain of our business software products, including revenue from our OEM partners and decreased sales of our premium consumer license products. The decrease in revenues in 2003 was partially offset by revenues from increased sales of our system software to mobile and wireless infrastructure companies as well as revenues from the on-line sale of individual songs resulting from the inclusion of the operations of Listen since the date of acquisition. See “Overview” for a description of the general factors we believe contributed to the decreased sales. We believe those factors have negatively impacted sales to customers in a variety of market segments, including customers in the corporate enterprise, broadcast hosting, Internet content provider, non-PC device manufacturer, systems software, telecommunication and original equipment manufacturer markets. No assurance can be given when, or if, we will experience increased demand for our business software products from customers in these markets.

      The decrease in software license fees in 2002 was caused in part by the general factors described above in “Overview,” as well as the fact that the English language version of our RealPlayer Plus and RealJukebox Plus products, which had previously contributed to software license fees, were combined in our RealOne subscription offerings starting in 2002, the revenue from which is included in service revenues. While we continued to sell a successor software product, on a stand-alone basis, we promoted our subscription offerings (which included the RealPlayer Plus at no extra charge) as our primary offerings in a majority of our marketing channels.

      Service Revenues. The increase in service revenues in 2003 was primarily attributable to growth in subscribers to our digital media subscription services, partially offset by decreases in other service offerings including support and upgrades. The increases in subscribers were primarily due to the inclusion of the operations of Listen since the date of acquisition as well as growth in our other subscription offerings including RadioPass, GamePass, and stand-alone subscriptions such as sports and entertainment content due to the evolution of our core business as described in “Overview.” Our subscription services accounted for approximately $107.1 million and $75.5 million of service revenues in 2003 and 2002, respectively. The reasons for increases in subscription revenues are described in more detail in “Revenue By Product Type — Consumer Subscription Services” below. We believe the decreased revenues in our other service offerings, including support and upgrades, are due primarily to the factors described above in “Overview.”

      The increase in service revenues in 2002 was primarily attributable to growth in subscribers to our digital media subscription services, partially offset by decreases in other service offerings including content hosting revenues due to the factors described above in “Overview.” In addition, in June 2002, we launched the European edition of our RealOne subscription service. Our subscription services accounted for approximately $75.5 million and $28.2 million of service revenues in 2002 and 2001, respectively.

      Advertising. The decrease in advertising revenues in 2003 was due in part to our removal of paid advertising from certain Web pages and the increased use of our advertising space to promote our digital media subscription services.

      The decrease in advertising revenues in 2002 was due in part to the continued depressed environment for Internet advertising, which resulted in lower volumes and lower average advertising rates. The removal of paid advertising from certain of our Web pages and the increased use of our advertising space to promote our digital media subscription services also contributed to the decrease.

Revenues by Product Type

	2003	Change	2002	Change	2001

	(Dollars in thousands)
Consumer software and related services	$30,207	(3)%	$31,276	(33)%	$47,005
Consumer subscription services	107,093	42	75,497	167	28,231
Advertising	6,349	(6)	6,765	(57)	15,579

Total consumer products and services revenues	143,649	27	113,538	25	90,815
Business products and services	58,728	(15)	69,141	(30)	98,090

Total net revenues	$202,377	11%	$182,679	(3)%	$188,905

	2003	2002	2001

	(as a percentage of
	total net revenues)
Consumer software and related services	15%	17	25
Consumer subscription services	53	41	15
Advertising	3	4	8

Total consumer products and services revenues	71	62	48
Business products and services	29	38	52

Total net revenues	100%	100	100

      Consumer Software and Related Services. Consumer software and related services revenue consists of sales of our RealPlayer Plus and related products, revenue from support and maintenance services that we sell to customers who purchase these products, sales and distribution of third-party software products and content such as game downloads and music burning. These products and services are sold primarily through the Internet, and we charge customers’ credit cards at the time of sale. Consumer software and related services revenues decreased in 2003 and 2002 primarily due to the general factors described in “Overview” above.

      Additionally, as discussed in “Revenues — Software License Fees” above, the English language editions of our RealPlayer Plus and RealJukebox Plus products, which had previously contributed significantly to consumer software and related services revenues, were combined in our RealOne subscription offering during 2002, the revenue from which is included in consumer subscription services.

      Consumer Subscription Services. Consumer subscription services revenue consists of our digital media subscription services, including RealOne SuperPass, RadioPass, Rhapsody, GamePass and stand-alone and add-on subscriptions. These services are sold primarily through the Internet, and we charge the customers’ credit cards at the time of sale. Billing periods for our consumer subscription services occur monthly, quarterly or annually, depending on the service purchased. The increases in consumer subscription services during 2003 were primarily attributable to the general factors described above in “Overview” and specifically, due to the growth in new subscription services and the related increase in paying subscribers as well as an increase in revenues from the inclusion of the operations of Listen since the date of acquisition. Additionally, in June 2002 we launched a European edition of our RealOne subscription service with premium content from brand name European partners such as BBC and Champions League Soccer from UEFA. Consumer subscription services revenues on a percentage basis over the preceding year were substantially lower in 2003 than 2002 primarily because in 2002 we were in the early phases of developing our subscription business and, therefore, the base of revenues was smaller in 2001 than in 2002. See “2003 Quarterly Revenue” for a discussion of recent quarterly period trends in subscription services revenues.

      Advertising. See “Revenues — Advertising” above for analysis.

      Business Products and Services. Business products and services revenue is derived from the licensing of our media delivery system software, including Helix system software and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide and consulting services we offer to our customers. These products and services are primarily licensed to corporate customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered. See “Revenues — Software License Fees” above for analysis of the principal reasons for the decreases in these revenues in 2003 and 2002.

Consumer Products and Services Revenues

      A further analysis of our consumer products and services revenues is as follows:

	2003	Change	2002	Change	2001

Video, consumer software and other	$116,394	11%	$104,784	22%	$86,150
Music	15,093	1,472	960	—	—
Games	12,162	56	7,794	67	4,665

Total consumer products and services revenue	$143,649	27%	$113,538	25%	$90,815

      Video, Consumer Software and Other. Video, consumer software and other revenue includes primarily revenues from our RealOne and stand alone subscription services, RealPlayer Plus and related products, revenue from support services that we sell to customers who purchase these products, and sales and distribution of third-party software products and all advertising other than that related directly to games. See “Revenues — Consumer Subscription Services” and “Revenues — Consumer Software and Related Services” above for analysis.

      Music. Music revenue primarily includes revenues from our RadioPass and Rhapsody subscription services and sales of music content. The increase is due to the introduction and subsequent growth of our RadioPass service in the fourth quarter of 2002 and the inclusion and subsequent growth of the operations of Listen during the third quarter of 2003. We believe the growth is due to the increased focus of our marketing efforts on our music offerings and the broader acceptance of paid on-line music services.

      Games. Games revenue primarily includes revenues from game downloads through our RealArcade service and from our GamePass subscription service and related advertising. The increases are due to the introduction and subsequent growth of our GamePass subscription service in the fourth quarter of 2002. We believe the growth is due to increased focus of our marketing efforts on our games business and the addition of new game titles to our RealArcade and GamePass offerings.

Geographic Revenues

	2003	Change	2002	Change	2001

	(Dollars in thousands)
United States	$147,613	12%	$132,009	(2)%	$134,190
Europe	32,106	19	27,019	(3)	27,809
Asia	19,811	1	19,685	3	19,197
Rest of the world	2,847	(28)	3,966	(49)	7,709

Total	$202,377	11%	$182,679	(3)%	$188,905

      International revenues represented 27% of total net revenues in 2003, 28% of total net revenues in 2002, and 29% of total net revenues in 2001. Revenues generated in Europe were 16% of total net revenues in 2003 and 15% of total net revenues in 2002 and 2001, and revenues generated in Asia were 10% of total net revenues in 2003, 11% of total net revenues in 2002, and 10% of total net revenues in 2001. International revenues decreased as a percentage of total net revenues in 2003 and 2002 primarily due to the increased U.S.-based subscriptions services revenue combined with a decline in revenues generated in Latin America as a result of adverse financial conditions in that region. At December 31, 2003, accounts receivable due from international customers represented approximately 37% of trade accounts receivable. The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. We currently manage a portion of our foreign currency exposures through the use of foreign currency exchange forward contracts and therefore are still subject to some risk of changes in exchange rates. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements. We currently do not hedge the majority of our foreign currency exposures and therefore are subject to the risk of changes in exchange rates. The gross margins on domestic and international revenues are substantially the same.

Deferred Revenues

      Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, unearned subscription services and other prepayments for which the earnings process has not been completed. Deferred revenue at December 31, 2003 was $35.7 million compared to $44.2 million at December 31, 2002. The decrease in deferred revenue during 2003 is primarily due to prepayments received under contracts occurring at a slower rate than recognition of revenue on existing contracts. The slower rate of prepayment receipts has been largely due to the decrease in new business products and services contracts in recent periods, which represent a significant portion of deferred revenue. We believe the decrease in new business products and services contracts results primarily from the conditions described in “Revenue — Software License Fees” above.

Cost of Revenues

	2003	Change	2002	Change	2001

	(Dollars in thousands)
Software license fees	$9,917	44%	$6,865	(14)%	$7,969
Service revenues	56,690	37	41,259	73	23,895
Advertising	1,736	(19)	2,145	(66)	6,324

Total cost of revenues	$68,343	36%	$50,269	32%	$38,188

As a percentage of total net revenues	34%		28%		20%

      Cost of Software License Fees. Cost of software license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of software license fees in 2003 increased by 44% from 2002 and increased as a percentage of software license fees to 16% from 9% in 2002. The increases in costs both in dollars and as a percentage of software license fees for 2003 were primarily due to the licensing costs associated with music burns revenue resulting from the inclusion of the operations of Listen since the date of acquisition, as well as costs of revenue related to custom development work and an increase in royalties resulting from a shift in product mix towards products with higher royalties.

      Cost of software license fees decreased 14% in 2002 compared to 2001 and increased as a percentage of software license fees to 9% from 7% in 2001. The decrease in costs for 2002 was primarily due to lower sales volumes. The lower sales volumes reduced royalty and other product fulfillment costs such as shipping and packaging costs. The increase in cost of software license fees as a percentage of software license fees revenue was due to a lower amount of software license fee revenue arising from business software licenses, which typically have higher margins than other components of software license fees.

      Cost of Service Revenues. Cost of service revenues includes the cost of content, and delivery of the content, included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of service revenues increased 37% in 2003 from 2002 and increased as a percentage of service revenues to 42% in 2003 from 40% in 2002. The increase in costs was primarily due to increasing costs associated with content included in our digital media subscription services. The costs of content are expensed over the periods the content is available to our subscription services customers. The content costs increased due to an increase in paying subscribers and the costs of adding new content to our services as well as the increase in costs associated with revenues from the operations of Listen since the date of acquisition. The increase in cost of service revenue as a percentage of service revenue was due to higher fixed content costs for certain contracts as well as the impact of including the costs of service revenues related to Listen which tend to be higher as a percentage of service revenues than those of our other offerings.

      Cost of service revenues increased 73% in 2002 from 2001 and increased as a percentage of service revenues to 40% in 2002 from 37% in 2001. The increase in costs was primarily due to costs associated with content included in our digital media subscription services, which have fixed and variable components, as well as increased customer service and technical support costs associated with the growth of our subscription services. The increase in percentage terms is due to shifts in product mix towards our digital media subscription services, which are characterized by relatively higher costs of revenues than our other service offerings.

      Our digital media subscription services, including the services of Listen, are a relatively new and growing portion of our business and, to date, have been characterized by higher costs of revenue than our other products and services, primarily due to the cost of licensing media content to provide these services. As a result, if this portion of our business continues to grow as a percentage of revenue, our cost of service revenue may grow at an increased rate relative to net revenue and thereby will lead to reductions in our gross margin percentages in the future. In addition, we anticipate that our cost of service revenue as a percentage of service revenue will fluctuate on a quarter-to-quarter basis due to seasonal characteristics of certain popular subscription content as we periodically enter into new agreements for subscription content. We are currently evaluating a relationship with a content provider whose content as of the first quarter of 2004 is not being used in our primary video subscription services. Those negotiations could result in a one-time charge of up to $6 million; if this happens, our future content costs would be reduced accordingly.

      Cost of Advertising. Cost of advertising includes the cost of personnel associated with maintenance of programming services, content creation and maintenance and advertising delivery services. Cost of advertising decreased 19% in 2003 from 2002, and decreased as a percentage of advertising revenues to 27% in 2003 from 32% in 2002. Cost of advertising decreased 66% in 2002 from 2001, and decreased as a percentage of advertising revenues to 32% in 2002 from 41% in 2001. The decreases in costs were primarily due to lower sales volumes and shifting programming personnel to other areas of our business. The decreases in percentage terms were due to costs decreasing at a faster rate than the decrease in advertising revenues.

Operating Expenses

     Research and Development

	2003	Change	2002	Change	2001

	(Dollars in thousands)
Research and development	$46,763	(3)%	$48,186	(14)%	$55,904
As a percentage of total net revenues	23%		26%		30%

      Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock-based compensation, decreased in 2003 primarily due to a reduction in personnel and related costs in the third quarter of 2002 as part of an overall plan to control costs, partially offset by an increase in expenses for contract labor and the inclusion of the operations of Listen since the date of acquisition. The decrease as a percentage of total net revenue was the result of expenses decreasing due to cost controls while net revenue increased.

      Research and development expenses, excluding non-cash stock-based compensation, decreased in 2002 primarily due to a reduction in personnel and contract labor in the third quarters of 2002 and 2001 and increased efficiencies as part of an overall plan to control costs. These reductions were partially offset by expenses related to the development of new technology and products, including our Helix products. The decrease in percentage terms was a result of expenses decreasing at a faster rate than the decrease in total net revenues.

Sales and Marketing

	2003	Change	2002	Change	2001

	(Dollars in thousands)
Sales and marketing	$77,335	5%	$73,928	1%	$73,129
As a percentage of total net revenues	38%		40%		39%

      Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. The increase in sales and marketing expenses in 2003 was primarily due to the inclusion of the operations of Listen since the acquisition date as well as increased payments made to third parties for referrals of new customers. The decrease in percentage terms was a result of sales and marketing expenses increasing at a lower rate than total net revenues.

      Sales and marketing expenses in 2002 increased primarily due to increases in credit card fees and subscriber acquisition costs, both related to our digital media subscription services, partially offset by decreases in sales and marketing expenses related to business products and services sales. Credit card fees increased due to the increase in consumer subscription services revenues, the cash from which is collected via customer credit cards. Subscriber acquisition costs increased due to an increase in the number of content partners that referred new subscribers to us via their Web sites and a corresponding increase in related payments to such partners. The increase in percentage terms was a result of sales and marketing expenses increasing while total net revenues decreased.

General and Administrative

	2003	Change	2002	Change	2001

	(Dollars in thousands)
General and administrative	$21,007	6%	$19,820	(4)%	$20,554
As a percentage of total net revenues	10%		11%		11%

      General and administrative expenses consist primarily of salaries, related personnel costs, fees for professional and temporary services and other general corporate and contractor costs. General and administrative expenses, excluding non-cash compensation, increased in 2003 primarily due to increased payroll and contractor costs, increased litigation defense costs and the inclusion of the operations of Listen since the acquisition date. The decrease as a percentage of total net revenues in 2003 was a result of general and administrative expenses increasing at a lower rate than total net revenues.

      General and administrative expenses in 2002 decreased primarily due to reductions in personnel and related personnel costs.

Antitrust Litigation

      Antitrust litigation of $1.6 million in 2003 consists of costs, primarily legal fees and professional services, incurred in our antitrust action against Microsoft. See “Notes to Consolidated Financial Statements — Commitments and Contingencies” (Note 14 C) for a description of this action.

Loss on Excess Office Facilities

      In October 2000, we entered into a 10-year lease agreement for additional office space located near our corporate headquarters in Seattle, Washington. During 2001, we re-evaluated our facilities requirements and, as a result, decided to permanently sublet all of this office space. The market for office space in Seattle had significantly declined from the date we entered into this lease. As a result, we recorded losses of $22.2 million during the year ended December 31, 2001. For the year ended December 31, 2001, these losses represented approximately $15.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income of $38.1 million, and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. Our estimates were based upon many factors including projections of sublease rates and the time period required to locate tenants. During the year ended December 31, 2002, the Seattle real estate market continued to display significant weakness, which was reflected in both increasing vacancy rates and declining rental rates. Based on discussions with prospective tenants, we concluded that the excess office facilities were not likely to be sublet at rates used in the original loss estimates. As a result, we recorded additional losses of $17.2 million during the year ended December 31, 2002. During 2003, we secured an additional tenant at a sublease rate lower than the rate used in previous loss estimates. As a result, we adjusted our estimates to reflect the lower lease rate and recorded an additional loss of $7.1 million. The estimated total loss in 2003 included an estimate of future sublease income of $14.7 million of which $8.0 million was committed under sublease contracts at the time of the estimate. The accrued loss of $29.1 million at December 31, 2003 is shown net of expected future sublease income of $14.0 million. We regularly evaluate the market for office space in the cities where we have operations. If the market for such space declines further in future periods, we may have to revise our estimates further, which may result in additional losses on excess office facilities.

Personnel Reduction, Restructuring and Related Charges

      In August 2002, we implemented a restructuring plan to reduce costs, which included reducing our staffing levels by approximately 10%, closing selected offices, and canceling our annual user conference. We recorded a charge of approximately $3.6 million in 2002 to reflect costs associated with implementing this restructuring. These costs were primarily related to severance payments but also included other miscellaneous costs such as professional fees, outplacement services for terminated employees, office closures and tradeshow deposit forfeitures, all of which were incurred as of December 31, 2002. In July 2001, we reduced our staffing levels by approximately 15%. We recorded a charge of approximately $3.6 million in 2001 to reflect costs associated with implementing the staff reduction. As of December 31, 2003, $506,000 is accrued related to the 2002 plan, primarily related to estimated future payments associated with closed offices.

Goodwill Amortization, Acquisition Charges and Stock-Based Compensation

      Goodwill amortization, acquisition charges and stock-based compensation were $1.1 million and $1.3 million in 2003 and 2002, respectively, consisting entirely of stock-based compensation.

      Goodwill amortization, acquisition charges and stock-based compensation in 2001 included a stock based compensation benefit of $9.5 million offset by goodwill amortization expense of $49.4 million and acquisition charges of $0.8 million. The benefit related to stock-based compensation for 2001 was primarily due to the voluntary resignation of certain former employees in 2001 resulting in a reversal of previously recognized stock compensation expense. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. During 2002, we completed our transitional goodwill impairment test as required under SFAS 142. Based upon our analysis, we determined that no goodwill impairment had occurred as of January 1, 2002, upon adoption of SFAS 142. In addition, we completed our annual impairment tests during the fourth quarters of 2002 and 2003 and again determined that goodwill was not impaired. Goodwill amortization was $49.4 million in 2001.

      On August 4, 2003, we acquired all of the outstanding securities of Listen in exchange for approximately $18.8 million in cash payments, including a $1.5 million payment made in January 2004 based on the achievement of a specified milestone, and an aggregate of 3.8 million shares and options to acquire 0.4 million shares of our common stock valued at $19.4 million. The value assigned to the stock portion of the purchase price is $4.72 per share based on the average closing price of our common stock for the five days beginning two days prior to and ending two days after April 21, 2003 (the date of the Agreement and Plan of Merger and Reorganization). Options issued were valued based on the Black-Scholes options pricing model. In addition, as of the acquisition date, we had invested $7.3 million in Listen in the form of convertible promissory notes that became a part of the purchase consideration. The cash balance at Listen on the acquisition date was $4.9 million. As part of the acquisition, a management incentive plan was established whereby certain employees of Listen could be entitled over a two-year period to receive payments in cash or stock having a value of up to $3.0 million.

      In April 2002, we acquired, for cash and common stock valued at approximately $5.1 million, a privately held company engaged in the business of developing Internet media software and technology. The purchase price included amounts payable to certain former shareholders of the acquired company who are eligible to receive additional cash and common stock valued at approximately $3.1 million over a thirty-month period provided that they remain employed by us during such period. These costs will be recognized as compensation expense over the related employment period. The acquisition was accounted for as a purchase transaction and, accordingly, our results include the results for the acquired company since the transaction date. Goodwill of $2.3 million and acquired technology of $0.9 million were recorded as a result of the acquisition. We had previously made an equity investment in the acquired company and our investment balance at the time of acquisition was included in the purchase price allocation. Pro forma results are not presented, as they are not material to our overall financial statements. For the year ended December 31, 2002, we recognized stock-based compensation expense of $0.8 million related to this acquisition.

Other Expense, Net

	2003	Change	2002	Change	2001

	(Dollars in thousands)
Interest income, net	$4,251	(43)%	$7,483	(58)%	$17,653
Equity in net loss of MusicNet	(5,378)	(15)	(6,324)	60	(3,946)
Impairment of equity investments	(424)	(92)	(5,103)	(80)	(25,342)
Other income (expense)	1,107	(66)	3,217	(273)	(1,862)

Other expense, net	$(444)	(39)%	$(727)	(95)%	$(13,497)

      Other expense, net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, equity in net loss of MusicNet, Inc. (“MusicNet”) and impairment of certain equity investments. Other expense, net decreased in 2003 primarily due to the inclusion of lower losses for impairment of certain equity investments and lower equity in net losses of MusicNet, offset by decreased interest income due to lower effective interest rates on investment balances.

      Other expense, net decreased in 2002 primarily due to the inclusion of lower losses for impairment of certain equity investments, partially offset by higher net losses of MusicNet, lower effective interest rates and lower investment balances. Lower cash balances in 2002 compared to 2001 were primarily the result of cash used to repurchase our common stock.

      Our investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, we record in our statement of operations our equity share in MusicNet’s net loss which was $5.4 million for the year ended December 31, 2003. MusicNet, which previously was a subsidiary of ours, issued additional shares of capital stock in April and July 2001 thereby reducing our ownership interest to approximately 36.8% in 2001. In 2003 and 2002, MusicNet raised additional capital from its investors to fund its business. In connection with this fund raising, we contributed additional capital in the amount of $3.0 million and $6.6 million, respectively. We received convertible notes, convertible into additional shares of MusicNet capital stock, in exchange for our additional investments. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will require additional funding. Because of this, in the future, our investment may be diluted or we could be required to record an impairment charge to reduce the carrying value of this investment. Based on the nature and terms of the convertible notes, in the years ended December 31, 2003 and 2002, for purposes of calculating our equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis. As a result, the losses recorded by us in the year ended December 31, 2003 and 2002 represent approximately 36.9% and 37.8% of MusicNet’s loss. As of December 31, 2003, our ownership interest in outstanding shares of capital stock of MusicNet was approximately 25.5% and the carrying value of our investment was $6.5 million.

      Our Chief Executive Officer, Robert Glaser, was the Chairman and a member of the Board of Directors of MusicNet from April 2001 until March 2003 and also served as the temporary acting Chief Executive Officer of MusicNet from April 2001 until October 2001. Mr. Glaser received no cash or equity remuneration for his services as Chairman and Director, nor did he receive any such remuneration for his services as the acting Chief Executive Officer. In 2003, we recognized approximately $1.1 million of revenue related to license and services agreements with MusicNet. In 2002, we recognized approximately $1.4 million of revenue related to agreements with MusicNet and were reimbursed $0.2 million for certain administrative services provided to MusicNet on a transitional basis which was accounted for as a reduction of related expenses. In 2001, we received $4.2 million in cash from MusicNet pursuant to the terms of a license agreement with MusicNet and recognized $0.4 million of revenue related to this agreement. In addition, we were reimbursed $2.1 million in 2001 for certain administrative services provided to MusicNet on a transitional basis which was accounted for as reduction of related expenses.

      We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2003, we determined that other-than-temporary declines in fair value had occurred in two of our publicly traded investments resulting in impairment charges of $0.4 million to reflect changes in the fair value of these investments in the results of operations. Based upon an evaluation of the facts and circumstances during 2002, we determined that other-than-temporary declines in fair value had occurred in two of our privately-held investments and three of our publicly traded investments resulting in impairment charges of $5.1 million. During 2001, certain of these investments were written down to fair value resulting in impairment charges of $25.3 million in 2001.

      As of December 31, 2003, we owned marketable equity securities of a Japanese digital media company. We own approximately 14% of the outstanding shares and this investment is accounted for as an available-for-sale security. The market value of these shares has significantly increased from our original cost of approximately $1 million, resulting in a carrying value at December 31, 2003 of $25.1 million. The increase over our cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income (loss). During the years ended December 31, 2002, we sold portions of our holdings recognizing a gain of $2.4 million which was reclassified from accumulated other comprehensive income (loss) to net loss. There were no similar gains or losses in 2003 or 2001. The fair value of our investment increased by $7.8 million during the year ended December 31, 2003. This increase is reflected as a component of other comprehensive loss. The market for this company’s shares is relatively limited, the share price is volatile and the investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude can be realized through the disposition of these shares.

Income Taxes

      During the year ended December 31, 2003, we recognized income tax expense of $144,000 related to current foreign income taxes in the amount of $274,000 offset by current state and local income tax benefits of $130,000. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. At December 31, 2003 we recorded a valuation allowance sufficient to net deferred tax assets to zero. We did not recognize a deferred tax benefit for losses incurred in 2003.

      During the year ended December 31, 2002, we recognized income tax expense of $6.0 million. Because of unfavorable economic conditions and uncertainty, significant net losses, and significant declines in the value of our investments, we determined that it was appropriate to increase our valuation allowance for net deferred tax assets in 2002, which resulted in a $5.6 million charge for deferred income tax expense. In addition, we did not recognize a deferred tax benefit for losses incurred in 2002.

      For the year ended December 31, 2001, we recorded an income tax benefit due primarily to the future tax benefit to be received on the loss on excess office facilities when the losses were to become deductible for income tax purposes. We also recorded impairment losses for other-than-temporary declines in fair value of investments. We did not record a related income tax benefit for these losses, which can only be utilized to offset future capital gains, as we did not have any significant sources of capital gain income as of December 31, 2001.

2003 Quarterly Revenue

      The following table summarizes unaudited revenue for each quarter of 2003 (in thousands):

	Quarter ended

	Total	December 31	September 30	June 30	March 31

	(Dollars in thousands)
Consumer software and related services	$30,207	9,255	6,889	6,166	7,897
Consumer subscription services	107,093	30,075	27,909	25,470	23,639
Business products and services	58,728	12,842	15,432	16,474	13,980
Advertising	6,349	1,884	1,579	1,536	1,350

Total net revenues	$202,377	54,056	51,809	49,646	46,866

      Consumer Software and Related Services. During the first two quarters of 2003, consumer software and related services revenue declined due to the reasons mentioned above in “Revenues — Consumer Software and Related Services.” The sequential increases in consumer software and related services revenue in the third and fourth quarters relate primarily to the inclusion of music burn revenues since the date of the acquisition of Listen and increased revenue from distribution of third-party software.

      Consumer Subscription Services. During all four quarters of 2003, consumer subscription services revenue increased due to the reasons described above in “Revenues — Consumer Subscription Services.”

      Business Products and Services. Business Products and Services revenue fluctuates on a quarter by quarter basis due to the fact that transactions in this category tend to be larger in dollar amount and fewer in number. A small number of transactions can have a significant impact on quarterly revenue. Specifically, in the second quarter, we recognized revenue previously deferred after a bankruptcy court ruling held that we were no longer required to provide future support or other obligations to a customer. In addition, the ruling included a payment from this customer in the third quarter. Also in the second and third quarters, sales of our systems software to mobile and wireless infrastructure companies favorably impacted revenue. With the exception of the impact of large transactions in the second and third quarters, business products and services revenue declined during the year due to the reasons mentioned above in “Revenues — Business Products and Services.”

      Advertising. During all four quarters of 2003, the sequential increases in advertising were primarily due to new arrangements with certain existing customers. In general, advertising revenue will fluctuate by quarter depending on the timing of selling and delivering advertising contracts.

Impact of Recently Issued Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). We are currently evaluating the potential impact the adoption of this Interpretation will have on our consolidated financial statements.

Liquidity and Capital Resources

      Net cash used in operating activities was $8.8 million in 2003 and $0.8 million in 2002. Net cash provided by operating activities was $14.9 million in 2001. Net cash used in operating activities in 2003 was the result of a net loss of $21.5 million as well as net changes in certain assets and liabilities of $8.1 million, due primarily to the timing of cash receipts or payments at the beginning and end of the year and the recognition of deferred revenue, offset by depreciation and amortization of $12.4 million, equity in net losses of equity method investments of $5.4 million and an increase in the accrued loss on excess office facilities of $3 million. Net cash used in operating activities in 2002 was the result of a net loss of $38.4 million as well as net changes in certain assets and liabilities of $4.7 million, due primarily to the timing of cash receipts or payments at the beginning and end of the year and the recognition of deferred revenue, and gains on sales of investments of $2.3 million, offset by an increase in accrued loss on excess office facilities of $13.5 million, depreciation and amortization expense of $13.1 million, equity in net losses of equity method investments of $6.8 million, deferred income taxes of $5.6 million and impairment of equity investments of $5.1 million. Net cash provided by operating activities in 2001 resulted primarily from a net loss of $74.8 million as well as net changes in certain assets and liabilities of $5.5 million, due primarily to the timing of cash receipts or payments at the beginning and end of the year and the recognition of deferred revenue and deferred income tax benefit of $7.9 million, offset by a $25.3 million charge for impairment of equity investments, a $19.4 million charge for the loss on excess office facilities, depreciation and amortization of equipment, leasehold improvements and other intangible assets of $12.1 million and goodwill amortization of $41.2 million.

      Net cash used in investing activities was $22.4 million in 2003. Net cash provided by investing activities was $41.3 million in 2002. Net cash used in investing activities was $54.6 million in 2001. Net cash used in investing activities in 2003 was primarily due to the payment of acquisition costs and purchases of long-term investments and equipment and leasehold improvements, offset by net sales and maturities of short-term investments. Net cash provided by investing activities in 2002 was primarily related to net sales and maturities of short-term investments, partially offset by purchases of equipment and leasehold improvements and purchases of equity securities held as long-term investments. Net cash used in investing activities in 2001 was primarily related to net purchases of short-term investments, purchases of equity securities held as long-term investments, and purchases of equipment and leasehold improvements.

      Net cash provided by financing activities was $107.1 million in 2003. Net cash used in financing activities was $23.0 million and $3.4 million in 2002 and 2001, respectively. Net cash provided by financing activities in 2003 was related to the proceeds from our convertible debt offering in June 2003 (see “Notes to Consolidated Financial Statements — Convertible Debt” (Note 10) for a description of this offering) and net proceeds from sales of common stock and exercise of stock options and warrants. Net cash used in financing activities in 2002 and 2001 was primarily related to repurchases of our common stock, partially offset by net proceeds from sales of common stock and exercise of stock options and warrants.

      In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. There were no repurchases in 2003. As of December 31, 2003, we had repurchased approximately 9.1 million shares at an average cost of $4.64 per share. We currently intend to continue our stock repurchase program depending on market conditions and other factors until we reach the $50 million limit authorized by our Board of Directors, which will be a further use of cash.

      We currently have no planned significant capital expenditures for 2004 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

      At December 31, 2003, we had $373.6 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

      On January 30, 2004, we acquired all of the outstanding securities of GameHouse in exchange for approximately $9.1 million in cash payments, including an estimated future payment of $0.1 million to cover certain tax obligations of the selling shareholders, and 3.0 million shares and options to acquire 0.3 million shares of RealNetworks common stock valued at $20.9 million. The value assigned to the stock portion of the purchase price is $6.40 per share based on the average closing price of our common stock for the five days beginning two days prior to and ending two days after January 26, 2004 (the date of the Agreement and Plan of Merger). Options issued were valued based on the Black-Scholes options pricing model. Included in the purchase price is $0.4 million in estimated acquisition-related expenditures consisting primarily of professional fees. Certain former GameHouse shareholders are eligible to receive $5.5 million over a four year period, payable in cash or, at our discretion, in our common stock valued in that amount provided they remain employed by us during such period. In addition, we could pay a total of $1.0 million over a four-year period to certain GameHouse employees in the form of a management incentive plan. Such amounts are not included in the aggregate purchase price and, to the extent earned, will be recorded as compensation expense over the related employment periods.

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

      We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros (for Germany and France), pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2003, 2002 and 2001.

      Our only significant off-balance sheet arrangements relate to operating lease obligations for office facility leases and other contractual obligations related primarily to minimum contractual payments due to content and other service providers. Future annual minimum rental lease payments and other contractual obligations are included in the commitment schedule below.

      At December 31, 2003, we had commitments to make the following payments:

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

	(In thousands)
Office leases	$91,126	12,520	24,372	25,121	29,113
	Up to			Up to
Convertible debt	100,000			100,000
Other contractual obligations	51,495	23,722	18,363	4,750	4,660

	Up to			Up to
Total contractual cash obligations	$242,621	36,242	42,735	129,871	33,773

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

We have a relatively limited operating history with our paid media content businesses, which makes it difficult to evaluate our business.

      We have a relatively limited history operating our paid media content businesses, including our subscription businesses, which in recent periods have become an increasingly important part of our business and now represent a majority of our revenues. As a result, we have limited financial results from these businesses on which you can assess our future prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving businesses, such as the paid media content businesses in which we operate. Our paid content business revenue and subscriber/user base have grown relatively rapidly in the early phases of the development of these businesses. If these businesses continue to grow, the growth rates we have experienced to date are unlikely to be sustainable.

We have a history of losses, and we cannot be sure that we will be able to return to profitability in the future.

      We have incurred significant losses since our inception. As of December 31, 2003, we had an accumulated deficit of $280 million. We have had net losses for each year subsequent to the year ended December 31, 1999, and we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. We devote significant resources to developing, enhancing, selling, marketing and obtaining content for our products and services. As a result, we will need to generate significant revenue to be profitable in the future.

Our operating results are difficult to predict and may fluctuate, which may contribute to fluctuations in our stock price.

      As a result of the rapidly changing and uncertain nature of the markets in which we compete, our quarterly and annual revenue and operating results may fluctuate from period-to-period, and period-to-period comparisons may not be meaningful. These fluctuations are caused by a number of factors, many of which are beyond our control. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments. Our operating results may be adversely affected by similar or other charges or events in future periods, which could cause the trading price of our stock to decline.

      Certain of our expense decisions (for example, research and development and sales and marketing efforts, our media content licensing efforts and other business expenditures generally) are based on predictions regarding our business and the markets in which we compete. To the extent that these predictions prove inaccurate, our revenue may not be sufficient to offset these expenditures, and our operating results may be harmed.

Our suit against Microsoft for antitrust violations may not be successful and could harm our financial results.

      On December 18, 2003, we filed suit against Microsoft Corporation in the U.S. District Court for the Northern District of California, alleging that Microsoft violated U.S. and California antitrust laws. In our lawsuit, we allege that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. We expect that the litigation, if it is not resolved before trial, will carry on for several years. It is not possible to predict accurately how much the litigation will cost, or its duration. The costs of the litigation could have an adverse impact on our operating results in excess of our current expectations. The litigation may also distract our management team from operational matters, which could harm our business results. We may not prevail in our claims against Microsoft, in which case our costs of litigation will not be recovered. Even if we do prevail, the litigation may not be successful in causing Microsoft to alter its anticompetitive behavior. Furthermore, Microsoft’s defense strategy may include the assertion of counterclaims against us, as well as leveraging its power in the commercial marketplace to adversely affect our current and potential business relationships, either of which may have an adverse affect on our business results.

Our online paid content businesses have generally lower margins than our traditional software license business.

      Costs of our online paid content services as a percentage of the revenue generated by those businesses are higher than the ratio of costs to revenues in our historical software licensing business. This includes our music subscriptions and sales, video subscription services and games licensing. We expect this trend will continue to negatively impact our overall gross margins as we grow our online paid content businesses as a larger percentage of our overall business. If paid content revenues grow as a percentage of our overall revenues, our margins may further decrease which may affect the rate at which we achieve profitability.

Our digital content subscription businesses depend on our continuing ability to license compelling content on commercially reasonable terms.

      We must continue to obtain compelling digital media content in order to maintain and increase subscriptions and subscription service revenue and overall customer satisfaction for these products. To date, with the exception of music, a limited amount of premium digital content has been made available for delivery over the Internet that can only be accessed through a for-pay service and not for free. In some cases, we have had to pay substantial fees to obtain content. If we are unable to obtain premium digital content that consumers desire on commercially reasonable terms, or at all, our business will be harmed. We have limited experience determining what content will be successful with current and prospective customers. In addition, certain of our content licensing agreements have high fixed costs associated with them, and we have decided not to renew certain of these agreements. Failure to renew these contracts has resulted, and may in the future result, in the loss of subscribers to our subscription offerings and a corresponding loss of revenue.

Our subscription levels may vary due to the seasonal or periodic nature of some popular content and as we experiment with different types of content offerings.

      Some of the most popular content we have offered in our premium subscription content services has been content that is seasonal or periodic in nature. Additionally, as we develop our subscription content business, we are experimenting with different types of content to determine what consumers prefer. We have limited experience with these types of offerings and cannot predict how the seasonal or periodic nature of these offerings will impact our subscriber growth rates, future subscriber retention levels or our quarterly financial results. We anticipate that subscriber levels for our various subscription service offerings will fluctuate due to seasonally available popular content and as we experiment with new types of content offerings.

The success of our subscription services businesses depends upon our ability to add new subscribers and minimize subscriber churn.

      Our subscription services are an increasingly important source of our total revenue. If we do not continue to add new subscribers each quarter while minimizing the rate of loss of existing subscribers, our operating results will be adversely impacted. Because Internet subscription content businesses are a relatively new media delivery model and a new business for us, we cannot predict with accuracy our long-term ability to retain subscribers or add new subscribers. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared to competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. In addition, the costs of marketing and promotional activities necessary to add new subscribers, and the costs of obtaining content that customers desire, may adversely impact our margins and operating results.

Our online music services depend upon our licensing agreements with the major music label companies.

      Our online music service offerings depend on music licenses from the major music labels. The current license agreements are for relatively short terms (many of these licenses are due to expire and will need to be renewed in 2004), and we cannot be sure that the music labels will renew the licenses on commercially viable terms, or at all. Due to the increasing importance of our music services to our overall revenues, the failure of the major music labels to renew these licenses under terms that are acceptable to us will harm our ability to offer successful music subscription services and would harm our operating results.

Music publishing royalty rates for streaming are not yet established; a determination of high royalty rates could negatively impact our operating results.

      Royalty rates associated with streaming musical compositions in the U.S. have not yet been established with respect to public performances and, if required, reproductions. Public performance licenses are negotiated individually, and we have not yet agreed to rates with all of the performing rights societies for all of our music streaming activities. We may be required to pay a rate that is higher than we expect, or the issue may be submitted to a “Rate Court” for judicial determination. We have a license agreement with the Harry Fox Agency, an agency that represents music publishers, to reproduce musical compositions as required in the creation and delivery of on-demand streams, but this license agreement does not include a rate. The license agreement anticipates industry-wide agreement on rate, or, if no industry-wide agreement can be reached, determination by a copyright arbitration royalty panel (“CARP”), an administrative judicial proceeding supervised by the United States Copyright Office. If the rates agreed to or determined by a CARP are higher than we expect, this expense could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined, and may be higher than we anticipate.

Our products and services must compete with the products and services of strong or dominant competitors.

      Our software and services must compete with strong existing competitors, and new competitors may enter with competitive new products, services and technologies. These market conditions have in the past resulted in, and could likely continue to result in, in the following consequences, any of which could adversely affect our business, our operating results and the trading price of our stock:

•	reduced prices, revenues and margins;

•	increased expenses in responding to competitors;

•	loss of current and potential customers, market share and market power;

•	lengthened sales cycles;

•	degradation of our stature in the market and reputation;

•	changes in our business and distribution and marketing strategies;

•	changes to our products, services, technology, licenses and business practices, and other disruption of our operations;

•	strained relationships with partners; and

•	premature release of products and product enhancements.

      Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. Our competitors across the breadth of our product line include a number of large and powerful companies, such as Microsoft, Apple Computer, Yahoo!, the AOL division of Time Warner and others. Some of our competitors have in the past and may in the future enter into collaborative arrangements with each other that enable them to better compete with our business.

Microsoft is one of our strongest competitors, and employs highly aggressive tactics against us.

      Microsoft is one of our principal competitors in the development and distribution of digital media and media distribution technology. Microsoft’s market power in related markets such as personal computer operating systems, office software suites and web browser software give it unique advantages in the digital media markets. We expect that Microsoft will continue to increase pressure in the digital media markets in the future. Microsoft’s dominant position in certain parts of the computer and software markets, and its aggressive activities have had, and in the future will likely continue to have, adverse effects on our business and operating results.

      We believe that Microsoft has employed, and will likely continue to employ highly aggressive tactics against us such as leveraging Microsoft’s market dominating position in operating systems and servers to distribute and promote its digital media products. We also believe that Microsoft limits exposure to third parties (including us) of the interfaces to its operating systems, which limits the ability of our products to take full advantage of the features and functionality of Microsoft’s operating systems and limiting our ability to compete effectively with Microsoft. The effects of Microsoft’s activities include loss of customers and market share, unnatural pressure on the pricing of our products and continuing costs of developing and revising business strategies in response to these activities.

Our consumer businesses face substantial competitive challenges that may prevent us from being successful in those businesses.

      Multimedia products and services. Our multimedia content services (including our RealOne SuperPass subscription) face competition from existing competitive alternatives and other emerging services and technologies. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, Microsoft, Apple, Yahoo! and broadband Internet service providers. We expect that, as the market for Internet content matures, more competitors will enter these new markets, making competition even more intense. Competing services may be able to obtain better or more favorable access to compelling media content than us, and may also develop better offerings than us.

      Music. Our music service offerings face competition from traditional offline music distribution competitors and form other online digital music services. Some of these competing services have been the subject of substantial marketing efforts and have received significant media attention, including Apple’s iTunes music service, WalMart.com’s music store and Roxio’s Napster online music subscription service. We expect that Microsoft will also begin offering premium music services in conjunction with its Windows Media Player. Our current music service offerings may not be able to compete effectively in this highly competitive market. Our music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access an expansive array of free content without securing licenses from content providers. The ongoing presence of these “free” services, even if they are subsequently found to be illegal, substantially impairs the marketability of legitimate services like ours.

      Games. Our RealArcade service competes with other online distributors of downloadable games. Some of these distributors have high volume distribution channels and greater financial resources than us, including Yahoo Games, MSN Gamezone, Pogo.com and Shockwave. We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our games distribution business or that we will be able to remain competitive in the downloadable games category in the future. We recently competed the acquisition of GameHouse, a developer of downloadable PC games and now also compete with other developers of these games.

We may not be successful in the market for downloadable media and personal music management systems.

      The market for products that enable the downloading of media and that provide a personal music management system is relatively new and still evolving. We may be unable to develop a revenue model or sufficient demand to take advantage of this market opportunity. We cannot predict whether consumers will adopt our products as their primary application to play, record, download and manage their digital music, especially in light of the fact that Microsoft bundles its competing Windows Media Player with its Windows operating system. Our inability to achieve widespread acceptance for our digital music architecture or widespread distribution of our player products could hold back the development of revenue streams from these market segments, including digital music content, and therefore could harm the prospects for our business.

Our paid content businesses depend upon effective digital rights management solutions.

      Our paid content businesses depend upon effective digital rights management solutions that allow control of accessibility to online digital content. These solutions are important to the economics of these businesses and also to address concerns of content providers. We cannot be certain that we can develop, license or acquire such solutions, or that content licensors or consumers will accept them. In addition, consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. We may need to license digital rights management solutions to support our products. No assurance can be given that such solutions will be available to us on reasonable terms or at all. If digital rights management solutions are not effective, or are perceived as not effective, content providers may not be willing to include content in our services, which would harm our business and operating results.

      Digital rights management technologies are frequently the subject of hostile attack by third parties seeking to break the system. If our digital rights management technology is compromised or otherwise malfunctions, we could be subject to lawsuits seeking compensation for any harm caused and our business could be harmed if content providers lose confidence in our ability to protect their content.

We may not be able to successfully operate our software game development business because it is a new business for us, and certain distribution partners for our game development business compete with other products and services we offer.

      We recently competed the acquisition of GameHouse, a developer of downloadable PC games. Game development is a new business for us, and we may not be able to successfully develop and market software games in the future. In addition, certain competitors of our RealArcade service also distribute and promote games developed by GameHouse. No assurance can be made that these distributors will continue to distribute and promote games in the same manner as a result of our acquisition of GameHouse.

Our systems software business has been negatively impacted by economic conditions and the efforts of our competitors, and this business may not return to previous levels.

      The aggressive competitive efforts of Microsoft, including the provision of free software and other incentives to induce customers to use its competing technology, have negatively impacted systems software sales to customers in a variety of business market segments in recent periods. We cannot predict when, or if, we will experience increased demand for our systems software products from customers in these markets.

Our Helix open source initiative is subject to risks associated with open source technology.

      There are a number of risks associated with our Helix open source initiative, including risks associated with open source and community source technology licensing, development and business models and the risks typically associated with the introduction of new products and technologies. The industry may not adopt the Helix DNA Platform or the Helix Community, and third parties may not develop or introduce technologies or products based on them. While we have invested substantial resources in the development of these initiatives and products, the market may not accept them, we may not derive substantial revenue from these initiatives and products and the introduction of our Helix open source software may adversely affect our sales. In addition, our open source approach means that we no longer exercise control over many aspects of the development of the technology that comprises our Helix initiative.

If we do not timely and successfully develop, market and implement new products and services, our business and operating results will suffer.

      Our business and operating results would be harmed if we fail to timely and successfully develop, market and deliver products and services that achieve widespread market acceptance or if the products and services we develop fail to generate significant revenue or gross profits to offset our development and operating costs. Competitive or technological developments may require us to make substantial investments in new products and technologies, and we may not have sufficient resources to make these investments. If we are unable to be a technological leader in our market our business is likely to be harmed.

      We have experienced development delays and cost overruns in our development efforts in the past and we may encounter such problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Also, our products may contain undetected errors that could cause increased development costs, loss of revenue, adverse publicity, reduced market acceptance of our products or services or lawsuits by customers.

Our business is dependent in part on third party vendors whom we do not control.

      Certain of our products and services are dependent in part on the licensing and incorporation of technology from third party vendors. The markets in which we compete are new and rapidly evolving and, in some cases, significant technology innovation occurs at very early-stage companies. In some cases, we rely on the technology of these types of vendors in order to make our products and services more competitive. If the technology of these vendors fails to perform as expected or if key vendors do not continue to support their technology, because the vendor has gone out of business or otherwise, then we may incur substantial costs in replacing the products and services, or we may fall behind in our development schedule while we search for a replacement. These costs or the potential delay in the development of our products and services could harm our business and our prospects.

We enter into strategic transactions that may not yield direct financial benefits.

      Because of the evolving and dynamic nature of the markets in which we compete, from time to time we enter into strategic transactions that have uncertain financial impact on our business and operations. We often enter into these types of transactions with infrastructure providers and other large companies to broaden the reach of our technology, media formats and products. While we believe that these types of transactions are important for our overall business, they may not yield the desired benefits to our business or result in meaningful direct revenues.

If our products are not able to support the most popular digital media formats, our business will be substantially impaired.

      The success of our products and services depends upon our products’ support for a variety of media formats and wireless data formats. Technical formats and consumer preferences change over time, and we may be unable to adequately address consumer preferences or fulfill the market demand for new and evolving formats. Changing formats may give our competitors an opportunity to gain market share if they can respond to or anticipate market demand for formats before we do. We also may not be able to license technologies, like codecs, that obtain widespread consumer and developer use, which would harm consumer and developer acceptance of our products and services. In addition, our codecs and formats may not continue to be in demand or as desirable as other third party codecs and formats, including codecs and formats created by Microsoft or industry standard formats created by MPEG, become more readily available.

Our mobile products will not be successful if consumers do not use mobile devices to access digital media.

      In order for our investments in the development of mobile products to be successful, consumers must adopt and use mobile devices for consumption of digital media. To date, consumers have not widely adopted these products for use in accessing and consuming digital media and if the rate of adoption of these products to consume digital media does not increase, our business could be harmed.

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

Our industry is experiencing consolidation that may cause us to lose key relationships and intensify competition.

      The Internet and media distribution industries are undergoing substantial change which has resulted in increasing consolidation and formation of strategic relationships. We expect this consolidation and strategic partnering to continue. Acquisitions or other consolidating transactions could harm us in a number of ways, including:

•	we could lose strategic relationships if our strategic partners are acquired by or enter into relationships with a competitor (which could caused us to lose access to distribution, content, technology and other resources);

•	we could lose customers if competitors or users of competing technologies consolidate with our current or potential customers; and

•	our current competitors could become stronger, or new competitors could form, from consolidations.

      Any of these events could put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share. Consolidation could also force us to expend greater resources to meet new or additional competitive threats, which could also harm our operating results.

Potential acquisitions involve risks that could harm our business and impair our ability to realize potential benefits from acquisitions.

      As part of our business strategy, we have acquired technologies and businesses in the past, and expect that we will to continue to do so in the future. The failure to adequately address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business and prevent us from realizing the benefits of the acquisitions. Financial risks related to acquisitions may harm our financial position, reported operating results or stock price, and include:

•	potential equity dilution, use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions;

•	large write-offs and difficulties in assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset; and

•	amortization expenses related to other intangible assets.

      Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company;

•	diversion of management’s attention from other business concerns and the potential disruption of our ongoing business;

•	impairment of relationships with employees, affiliates, advertisers and content providers of our business and the acquired business;

•	the assumption of known and unknown liabilities of the acquired company, including intellectual property claims; and

•	entrance into markets in which we have no direct prior experience.

      We recently acquired Listen, and the operations associated with Listen will remain in San Francisco. This will be our first experience operating and integrating a substantial acquired business in a remote location. The geographic separation could increase the operational risks described above. We also recently acquired GameHouse. The acquisition of GameHouse is our first attempt to operate and manage a content creation business. We may not be successful in operating this type of business, which could harm our business and our prospects.

Our strategic investments may not be successful and we may have to recognize expenses in our income statement in connection with these investments.

      We have made, and in the future we may continue to make, strategic investments in other companies, including joint ventures. These investments often involve immature and unproven businesses and technologies, and involve a high degree of risk. We could lose the entire amount of our investment. We also may be required to record on our financial statements significant charges from reductions in the value of our strategic investments, and, potentially from the net losses of the companies in which we invest. We have taken these charges in the past. These charges could adversely impact our reported operating results. No assurance can be made that the strategic benefits will be realized from any strategic investment.

      We have a substantial investment in MusicNet, a joint venture formed with several leading media companies to create a technology platform for online digital music subscription sales. We relay on financial statements provided by MusicNet in determining the amount of our equity share of MusicNet’s net loss for each of our reporting periods. We do not control MusicNet and we do not participate in the preparation of its financial statements. If the financial statements supplied to us by MusicNet are inaccurate, we may be forced to adjust or restate our operating results. If MusicNet does not provide its financial statements to us in a timely manner, we may not be able to timely satisfy our Securities and Exchange Commission reporting obligations. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will need additional funding.

Changes in network infrastructure, transmission methods and protocols, and broadband technologies pose risks to our business.

      Our products and services depend upon the means by which users access media content over the Internet and wireless networks. If popular technologies, transmission methods and protocols used for accessing digital media content change, and we do not timely and successfully adapt our products and services to these new technologies, transmission methods and protocols, our reputation could be damaged, use of our technologies and products would decrease, and our business and operating results would be harmed. Communicating Internet access through cable television set-top boxes, cable lines, digital subscriber lines or wireless connections could dramatically reduce the demand for our products and services by utilizing alternate technology that more efficiently or conveniently transmits data and media. This could harm our business as currently conducted. Also, our products and services adapted to new technologies and transmission methods and protocols may not achieve market acceptance or generate sufficient revenue to offset our costs of developing products and services compatible with broadband transmission formats and infrastructure.

      Development of new technologies, products and services for new transmission infrastructure could increase our vulnerability to competitors by enabling the emergence of new competitors, such as traditional broadcast and cable television companies, which have significant control over access to content, substantial resources and established relationships with media providers. Our current competitors may also develop relationships with, or ownership interests in, companies that have significant access to or control over the broadband transmission infrastructure or content.

We need to develop relationships with manufacturers of non-PC media and communication devices to grow our business.

      Access to the Internet through devices other than a personal computer, such as personal digital assistants, cellular telephones, television set-top devices, game consoles and Internet appliances, has increased dramatically and is expected to continue to increase. Manufacturers of these types of products are increasingly investing in media-related applications, but development of these devices is still in an experimental stage and business models are new and unproven. If a substantial number of alternative device manufacturers do not license and incorporate our technology into their devices, we may fail to capture a sufficient share of an increasingly important market for digital media delivery. A failure to develop revenue-generating relationships with a sufficient number of device manufacturers could harm our business prospects. We have invested significant resources in adapting our technologies and products to these new technologies, networks and devices (wireless networks in particular), and we will not recoup these investments if they are not widely adopted for accessing data and multimedia content. In addition, our ability to reach customers in these markets is often controlled by large network operators and our success in these markets is dependent on our ability to secure relationships with these key operators.

Emerging new standards for non-PC devices could harm our business if our products and technologies are not compatible with the new standards.

      We do not believe that complete standards have emerged with respect to non-PC wireless and cable-based systems. If we do not successfully make our products and technologies compatible with emerging standards, we may miss market opportunities and our business and results will suffer. If other companies’ products and services, including industry-standard technologies or other new standards emerge or become dominant in any of these areas, or differing standards emerge among different global markets, demand for our technology and products could be reduced or they could become obsolete.

If we are not successful in maintaining, managing and adding to our strategic relationships, our business and operating results will be adversely affected.

      We rely on many strategic relationships with third parties in connection with our business, including relationships providing for the distribution of our products, licensing of technology and licensing of content for our paid content services. The loss of current strategic relationships, the inability to find other strategic partners, our failure to effectively manage these relationships or the failure of our existing relationships to achieve meaningful positive results for us could harm our business. We may not be able to replace these relationships with others on acceptable terms, or at all, or find alternative sources for resources that these relationships provide.

Our business and operating results will suffer if our systems or networks fail, become unavailable or perform poorly so that current or potential users do not have adequate access to our products, services and websites.

      Our ability to provide our products and services to our customers and operate our business depends on the continued operation of our information systems and networks. A significant or repeated reduction in the performance, reliability or availability of our information systems and network infrastructure could harm our ability to conduct our business, and harm our reputation and ability to attract and retain users, customers, advertisers and content providers.

      We have on occasion experienced system errors and failures that cause interruption in availability of products or content or an increase in response time. Problems with our systems and networks could result from our failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, intentional actions to disrupt our systems and networks and many other causes. The vulnerability of our computer and communications infrastructure is enhanced because it is located at a single leased facility in Seattle, Washington, an area that is at heightened risk of earthquake, flood, and volcanic events. We do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage.

We rely on the continued reliable operation of third parties’ systems and networks and, if these systems and networks fail to operate or operate poorly, our business and operating results will be harmed.

      Our operations are in part dependent upon the continued reliable operation of the information systems and networks of third parties. If these third parties do not provide reliable operation, our ability to service our customers will be impaired and our business, reputation and operating results could be harmed.

Our network is subject to security risks that could harm our business and reputation and expose us to litigation or liability.

      Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely, and any costs associated with preventing or eliminating such problems, could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. We also may be required to expend significant capital or other resources to protect against the threat of security breaches or hacker attacks or to alleviate problems caused by such breaches or attacks. Any successful attack or breach of our security could hurt consumer demand for our products and services, expose us to consumer class action lawsuits and harm our business.

Our international operations expose our business to additional operational and financial risks.

      We operate subsidiaries in several foreign countries, and market and sell products in a number of countries. We have also entered into joint ventures internationally. A significant portion of our revenue is derived from international operations. Our foreign operations involve risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language and cultural differences, different or conflicting laws and regulations and exchange rate fluctuations. Any of these factors could harm our future international operations, and consequently our business, operating results and financial condition. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements.

The growth of our business is dependent in part on successfully implementing our international expansion strategy.

      A key part of our strategy is to develop localized products and services in international markets through joint ventures, subsidiaries and branch offices. If we do not successfully implement this strategy, we may not recoup our international investments, successfully take advantage of international opportunities and we may lose worldwide market share. To date, we have only limited experience in developing localized versions of our products and services and marketing and operating our products and services internationally, and we often rely on the efforts and abilities of our foreign business partners, who we do not control, in such activities. We believe that in light of the potential size of the customer base and the audience for content, and the substantial anticipated competition, we need to continue to expand into international markets in order to effectively obtain and maintain market share.

We may be unable to adequately protect our proprietary rights.

      Our ability to compete partly depends on the superiority, uniqueness or value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	Our applications for patents and trademarks relating to our business may not be granted and, if granted, may be challenged or invalidated.

•	Issued patents and trademarks may not provide us with any competitive advantages.

•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology.

•	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop.

•	Another party may obtain a blocking patent so we would need to either obtain a license or design around the patent. We may not be able to obtain such a license on acceptable terms, if at all, or design around the patent.

We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

      Disputes regarding the ownership of technologies and rights associated with streaming media, digital distribution and online businesses are common and likely to arise in the future and may be very costly. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. The existence and/or outcome of any such litigation could harm our business.

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

Interpretation of existing laws that did not originally contemplate the Internet could harm our business and operating results.

      There is uncertainty regarding how existing laws governing issues such as property ownership, copyright and other intellectual property issues apply to the Internet. Many of these laws were adopted before the advent of the Internet and do not address the unique issues associated with the Internet and related technologies. In many cases, the relationship of these laws to the Internet has not yet been interpreted. New interpretations of existing laws may increase our costs, require us to change business practices and otherwise harm our business.

It is not yet clear how laws designed to protect children that use the Internet may be interpreted, and such laws may apply to our business in ways that may harm our business.

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

      Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products send information to our servers. Many of the services we provide also require that a user provide certain information to us. We post an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. Any failure by us to comply with our posted privacy policy and existing or new legislation regarding privacy issues could impact the market for our products and services, subject us to litigation and harm our business.

We may be subject to legal liability for the provision of third-party products, services or content.

      We periodically enter into arrangements to offer third-party products, services, content or advertising under the RealNetworks brand or via distribution on our Web sites, in products or service offerings. We may be subject to claims concerning these products, services, content or advertising by virtue of our involvement in marketing, branding, broadcasting or providing access to them. Our agreements with these parties may not adequately protect us from these potential liabilities. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for intellectual property infringement. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims do result in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

Our directors and executive officers beneficially own approximately one third of our stock, which gives them significant control over certain major decisions on which our shareholders may vote, may discourage an acquisition of us, and any significant sales of stock by our officers and directors could have a negative effect on our stock price.

      Our executive officers, directors and affiliated persons beneficially owned more than one third of our common stock. Robert Glaser, our Chief Executive Officer and Chairman of the Board, beneficially owns the majority of that stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

      Our articles of incorporation provide for a strategic transaction committee of the board of directors. Without the prior approval of this committee, and subject to certain limited exceptions, the board of directors does not have the authority to:

•	adopt a plan of merger;

•	authorize the sale, lease, exchange or mortgage of assets representing more than 50% of the book value of our assets prior to the transaction or on which our long-term business strategy is substantially dependent;

•	authorize our voluntary dissolution; or

•	take any action that has the effect of any of the above.

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

Our stock price has been volatile in the past and may continue to be volatile.

      The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended December 31, 2003, the price of our common stock ranged from $3.02 to $9.29 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations, new products or services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	the addition or loss of strategic relationships or relationships with key customers;

•	conditions or trends in the Internet, streaming media, media delivery or online commerce markets;

•	changes in the market valuations of other Internet, online service or software companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments or of significant new product developments or changes in business strategy;

•	legal, regulatory or political developments;

•	additions or departures of key personnel;

•	sales of our common stock; and

•	general market conditions.

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

Financial forecasting of our operating results will be difficult because of the changing nature of our products and business, and our actual results may differ from forecasts.

      As a result of the dynamic and changing nature of our products and business, and of the markets in which we compete, it is difficult to accurately forecast our revenues, gross margin, operating expenses, number of subscribers and other financial and operating data. Our inability or the inability of the financial community to accurately forecast our operating results could result in our reported net income (losses) in a given quarter to differ from expectations, which could cause a decline in the trading price of our common stock.

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

      Effective July 1, 2003, we began collecting Value Added Tax, or VAT, on sales of “electronically supplied services” provided to European Union residents, including software products, games, data, publications, music, video and fee-based broadcasting services. There can be no assurance that the European Union will not make further modifications to the VAT collection scheme, the effects of which could require significant enhancements to our systems and increase the cost of selling our products and services into the European Union. The collection and remittance of VAT subjects us to additional currency fluctuation risks.

      The Internet Tax Freedom Act, or ITFA, expired November 2003 and Congress is currently considering an extension. Among other things, the ITFA imposed a moratorium on discriminatory taxes on electronic commerce. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

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

Special Note Regarding Forward-Looking Statements

      We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	the future development and growth of, and opportunities for, premium digital audio and video content online;

•	the future development and growth of digital media delivery to mobile devices, and our position in that market;

•	our ability to leverage our digital media delivery technology and user base to generate revenue from the sale of digital media products and services;

•	the future success of, and anticipated benefits from, our open source technology initiatives;

•	the effectiveness of our marketing programs;

•	competition from existing and new competitors in each of our markets, and our ability to compete with such competitors;

•	anticipated future competitive activities of Microsoft, and the anticipated results of those activities;

•	potential future growth of service revenues, and the rate of that growth;

•	anticipated fluctuation in our paid content subscriber base and revenues;

•	our costs of service revenues and its impact on our gross margins;

•	anticipated fluctuations in our revenues and cost of service revenues;

•	anticipated effects of potential content acquisition transactions;

•	the impact of our interest in MusicNet on our operating results;

•	our future activities under our stock repurchase program;

•	future capital needs and capital expenditures;

•	the future impact of interest rates on our operating results and cash flows;

•	the impact of current litigation in which we are involved;

•	anticipated consolidation and strategic partnering activities in our markets;

•	the future effectiveness of our intellectual property rights and potential future litigation involving us regarding intellectual property matters; and

•	potential future charges relating to personnel reductions, excess facilities, impairment of assets and reduction in value of investments.

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

      Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality securities as specified in our investment policy guidelines. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, in a falling rate environment there may be a degree of reinvestment risk since as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority matures within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the year ended December 31, 2003.

      The table below presents the amounts related to weighted average interest rates and contractual maturities of our short-term investment portfolio at December 31, 2003 (dollars in thousands):

		Expected Maturity
	Weighted	Dates
	Average			Amortized	Estimated
December 31, 2003	Interest Rate	2004	2005	Cost	Fair Value

Short-term investments:
Corporate notes and bonds	7.20%	$502	—	502	502
U.S. Government agency securities	2.87	145,134	29,850	174,984	175,063

Total short-term investments	2.88%	$145,636	29,850	175,486	175,565

      Investment Risk. As of December 31, 2003, we had investments in voting capital stock of both public and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Based upon an evaluation of the facts and circumstances during 2003, we determined that an other-than-temporary impairment had occurred on two of our investments. Impairment charges have been recorded to reflect these investments at fair value. Impairment charges of $0.4 million were recognized in 2003. Equity price fluctuations of plus or minus 10% of prices at December 31, 2003 would have had an approximate $2.5 million impact on the value of our investments in publicly traded companies at December 31, 2003, related primarily to our investment in a publicly traded Japanese company.

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

      Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the years ended December 31, 2003, 2002 and 2001.

      At December 31, 2003, we had the following foreign currency contracts outstanding (in thousands):

			Contract
	Contract Amount		Amount
	(Local Currency)		(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP)	1,100	$1,926	$34
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR)	2,150	$2,648	$(48)
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN)	295,200	$2,749	$(2)

      All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.

Item 8.	Financial Statements and Supplementary Data

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$373,593	309,071
Trade accounts receivable, net of allowances for doubtful accounts and sales returns of $2,858 in 2003 and $2,501 in 2002	10,618	6,560
Prepaid expenses and other current assets	8,879	7,278

Total current assets	393,090	322,909

Equipment and leasehold improvements, at cost:
Equipment and software	37,110	27,536
Leasehold improvements	26,085	25,227

Total equipment and leasehold improvements	63,195	52,763
Less accumulated depreciation and amortization	33,258	22,718

Net equipment and leasehold improvements	29,937	30,045

Restricted cash equivalents	19,953	17,300
Notes receivable from related parties	771	—
Equity investments	34,577	29,196
Other assets	4,069	1,726
Goodwill, net of accumulated amortization of $96,432 in 2003 and 2002	97,477	60,077
Other intangible assets, net of accumulated amortization of $615 in 2003 and $102 in 2002	1,065	848

Total assets	$580,939	462,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,865	7,830
Accrued and other liabilities	39,400	31,083
Deferred revenue, excluding non-current portion	31,186	31,771
Accrued loss on excess office facilities, excluding non-current portion	4,960	3,825

Total current liabilities	82,411	74,509

Deferred revenue, excluding current portion	4,561	12,446
Accrued loss on excess office facilities, excluding current portion	24,099	22,110
Deferred rent	3,382	3,271
Convertible debt	100,000	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value
Authorized 1,000,000 shares; issued and outstanding 164,197 shares in 2003 and 157,681 shares in 2002	164	158
Additional paid-in capital	639,369	609,833
Notes receivable from shareholders	(58)	—
Deferred stock compensation	(620)	(1,070)
Accumulated other comprehensive income (loss)	7,184	(1,054)
Accumulated deficit	(279,553)	(258,102)

Total shareholders’ equity	366,486	349,765

Total liabilities and shareholders’ equity	$580,939	462,101

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net revenues:
Software license fees	$61,970	72,753	108,586
Service revenues	134,058	103,161	64,740
Advertising	6,349	6,765	15,579

Total net revenues	202,377	182,679	188,905

Cost of revenues:
Software license fees	9,917	6,865	7,969
Service revenues	56,690	41,259	23,895
Advertising	1,736	2,145	6,324

Total cost of revenues	68,343	50,269	38,188

Gross profit	134,034	132,410	150,717

Operating expenses:
Research and development (excluding non-cash stock-based compensation, included below, of $967 for 2003, $1,328 for 2002 and $(9,498) for 2001)	46,763	48,186	55,904
Sales and marketing (excluding non-cash stock-based compensation, included below, of $(42) for 2001)	77,335	73,928	73,129
General and administrative (excluding non-cash stock-based compensation, included below, of $153 for 2003)	21,007	19,820	20,554
Antitrust litigation	1,574	—	—
Loss on excess office facilities	7,098	17,207	22,208
Personnel reduction and related charges	—	3,595	3,613
Goodwill amortization, acquisition charges, and stock-based compensation	1,120	1,328	40,633

Total operating expenses	154,897	164,064	216,041

Operating loss	(20,863)	(31,654)	(65,324)

Other income (expense):
Interest income, net	4,251	7,483	17,653
Equity in net loss of MusicNet	(5,378)	(6,324)	(3,946)
Impairment of equity investments	(424)	(5,103)	(25,342)
Other income (expense)	1,107	3,217	(1,862)

Other expense, net	(444)	(727)	(13,497)

Net loss before income taxes	(21,307)	(32,381)	(78,821)
Income tax (provision) benefit	(144)	(5,972)	4,058

Net loss	$(21,451)	(38,353)	(74,763)

Basic and diluted net loss per share	$(0.13)	(0.24)	(0.47)
Shares used to compute basic and diluted net loss per share	160,309	159,365	160,532
Comprehensive loss:
Net loss	$(21,451)	(38,353)	(74,763)
Unrealized gain (loss) on investments:
Unrealized holding gains (losses), net of tax	8,035	(55,900)	53,516
Adjustments for (gains) losses reclassified to net loss	(56)	(1,705)	16,519
Foreign currency translation gains (losses)	259	88	(188)

Comprehensive loss	$(13,213)	(95,870)	(4,916)

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(21,451)	(38,353)	(74,763)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of goodwill and stock-based compensation	1,120	1,328	41,162
Depreciation and amortization of equipment, leasehold improvements and other intangible assets	11,250	11,760	12,111
Impairment of equity investments	424	5,103	25,342
Equity in net losses of equity method investments	5,378	6,790	4,568
Loss (gain) on sale of equity investments	(824)	(2,348)	151
Accrued loss on excess office facilities	3,009	13,498	19,396
Income tax benefit related to stock options	—	—	2,981
Deferred income taxes	—	5,585	(7,921)
Other	381	567	800
Changes in certain assets and liabilities:
Trade accounts receivable	(4,267)	(914)	3,101
Prepaid expenses and other current assets	164	(27)	(3,884)
Accounts payable	(1,024)	(2,532)	2,153
Accrued and other liabilities	5,700	965	(5,678)
Deferred revenue	(8,649)	(2,210)	(4,661)

Net cash provided by (used in) operating activities	(8,789)	(788)	14,858

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(9,065)	(6,264)	(12,227)
Purchases of short-term investments	(311,367)	(524,817)	(737,205)
Sales and maturities of short-term investments	322,742	578,012	713,538
Additions to and purchases of long-term equity investments	(3,266)	(6,550)	(18,480)
Change in other assets	—	—	189
Proceeds from repayments of notes receivable	85	—	—
Decrease (increase) in restricted cash equivalents	(2,488)	—	1,500
Proceeds from sale of long-term equity investments	1,237	3,312	—
Payment of acquisition costs, net of cash acquired	(20,257)	(2,422)	(1,949)

Net cash provided by (used in) investing activities	(22,379)	41,271	(54,634)

Cash flows from financing activities:
Proceeds from sale of convertible debt, net of offering costs of $3,037	96,963	—	—
Net proceeds from sales of common stock and exercise of stock options and warrants	10,166	7,741	8,003
Repurchase of common stock	—	(30,728)	(11,446)

Net cash provided by (used in) financing activities	107,129	(22,987)	(3,443)

Effect of exchange rate changes on cash	288	101	(484)

Net increase (decrease) in cash and cash equivalents	76,249	17,597	(43,703)
Cash and cash equivalents at beginning of year	121,779	104,182	147,885

Cash and cash equivalents at end of year	$198,028	121,779	104,182

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$683	352	567
Supplemental disclosure of noncash financing and investing activities:
Common stock and options to purchase common stock issued in business combinations, net of deferred compensation	$19,376	1,004	—
Accrued acquisition costs and contingent consideration	$1,649	—	—
Payable for repurchase of common stock	$—	216	1,344

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Notes		Accumulated
	Common Stock		Additional	Receivable	Deferred	Other		Total
			Paid-in	From	Stock	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Shareholders	Compensation	Income (loss)	Deficit	Equity

	(In thousands)
Balances at December 31, 2000	159,214	$159	692,245	—	(53,222)	(13,384)	(144,986)	$480,812
Exercise of options and Employee Stock Purchase Plan	3,579	4	7,999	—	—	—	—	8,003
Amortization of deferred stock compensation net of reversals and forfeitures of deferred stock compensation	(525)	(1)	(61,856)	—	52,308	—	—	(9,549)
Repurchase of common stock	(2,424)	(2)	(12,788)	—	—	—	—	(12,790)
Tax benefit related to stock options	—	—	2,981	—	—	—	—	2,981
Unrealized gain on investments, net of tax	—	—	—	—	—	53,516	—	53,516
Adjustments for losses reclassified to net loss	—	—	—	—	—	16,519	—	16,519
Translation adjustment	—	—	—	—	—	(188)	—	(188)
Other	—	—	338	—	—	—	—	338
Net loss	—	—	—	—	—	—	(74,763)	(74,763)

Balances at December 31, 2001	159,844	160	628,919	—	(914)	56,463	(219,749)	464,879
Common stock issued for:
Exercise of options and Employee Stock Purchase Plan	4,175	4	7,737	—	—	—	—	7,741
Business combination	374	—	2,488	—	(1,484)	—	—	1,004
Amortization of deferred stock compensation	—	—	—	—	1,328	—	—	1,328
Repurchase of common stock	(6,712)	(6)	(29,594)	—	—	—	—	(29,600)
Unrealized loss on investments, net of tax	—	—	—	—	—	(55,900)	—	(55,900)
Adjustments for gains reclassified to net loss	—	—	—	—	—	(1,705)	—	(1,705)
Translation adjustment	—	—	—	—	—	88	—	88
Other	—	—	283	—	—	—	—	283
Net loss	—	—	—	—	—	—	(38,353)	(38,353)

Balances at December 31, 2002	157,681	158	609,833	—	(1,070)	(1,054)	(258,102)	349,765
Common stock issued for:
Exercise of options and Employee Stock Purchase Plan	2,715	2	10,164	—	—	—	—	10,166
Business combination	3,801	4	19,372	—	(670)	—	—	18,706
Notes receivable acquired in business combination	—	—	—	(83)	—	—	—	(83)
Amortization of deferred stock compensation	—	—	—	—	1,120	—	—	1,120
Repayment of notes receivable from shareholders	—	—	—	25	—	—	—	25
Unrealized gain on investments, net of tax	—	—	—	—	—	8,035	—	8,035
Adjustments for gains reclassified to net loss	—	—	—	—	—	(56)	—	(56)
Translation adjustment	—	—	—	—	—	259	—	259
Net loss	—	—	—	—	—	—	(21,451)	(21,451)

Balances at December 31, 2003	164,197	$164	639,369	(58)	(620)	7,184	(279,553)	$366,486

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2003, 2002 and 2001

Note 1. Description of Business and Summary of Significant Accounting Policies

      A.     Description of Business. RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading global provider of network-delivered digital media content and services and the technology that enables digital media creation, distribution and consumption. The Company develops and markets software products and services designed to enable users of personal computers and other consumer electronic devices to send and receive audio, video and other multimedia services using the Internet and other digital networks.

      Inherent in the Company’s business are various risks and uncertainties, including its limited operating history and the limited history of premium subscription services on the Internet. The Company’s success will depend on the acceptance of the Company’s technology and services by the marketplace and the Company’s ability to generate license, service and advertising revenues from the use of its technology on the Internet.

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

      E.     Fair Value of Financial Instruments. At December 31, 2003, the Company had the following financial instruments: cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities and convertible debt. The carrying value of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The fair value of convertible debt that has a carrying value of $100 million was approximately $89.1 million on December 31, 2003.

      F.     Revenue Recognition. The Company recognizes revenue in connection with its software products pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Some of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. Revenues for consulting services are generally recognized as the services are performed.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For transactions not falling under the scope of SOP 97-2, the Company’s revenue recognition policies are in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” which was issued on December 17, 2003 and supercedes SAB 101, “Revenue Recognition.” The adoption of SAB 104 did not materially affect the Company’s revenue recognition policies, its results of operations, financial position or cash flows.

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

      For multiple element arrangements when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, the Company recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. If specific objective evidence does not exist for an undelivered element in a software arrangement, which may include distribution or other term-based arrangements in which the license fee includes support during the arrangement term, revenue is recognized over the term of the support period commencing upon delivery of the Company’s technology to the customer. For software license fees in single element arrangements such as consumer software sales and music copying or “burning,” revenue recognition typically occurs when the product is made available to the customer for download or when products are shipped to the customer, or in the case of music burns, when the burn occurs.

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

      Service revenues include payments under support and upgrade contracts, media subscription services, and fees from consulting services and streaming media content hosting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenues are recognized ratably over the period that services are provided, which is generally one to twelve months. Other service revenues are recognized when the services are performed.

      Fees generated from advertising appearing on the Company’s Web sites, and from advertising included in the Company’s products, such as fees for distribution of e-commerce and other links in the RealPlayer and RealOne products, are recognized as revenue over the terms of the contracts. The Company may guarantee a minimum number of advertising impressions, click-throughs or other criteria on the Company’s Web sites or products for a specified period. To the extent these guarantees are not met, the Company defers recognition of the corresponding revenues until guaranteed delivery levels are achieved.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At December 31, 2003, the Company has five stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
Net loss, as reported	$(21,451)	(38,353)	(74,763)
Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	1,120	1,328	(9,540)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33,899)	(77,781)	(97,752)

Pro forma net loss	$(54,230)	(114,806)	(182,055)

Net loss per share:
Basic and diluted — as reported	$(0.13)	(0.24)	(0.47)
Basic and diluted — pro forma	(0.34)	(0.72)	(1.13)

      I.     Advertising Expenses. The Company expenses the cost of advertising and promoting its products as incurred. Such costs are included in sales and marketing expense and totaled $6.2 million in 2003, $3.8 million in 2002 and $2.2 million in 2001.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provisions of SFAS No. 141, “Business Combinations” (SFAS 141) were adopted effective July 1, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

      In connection with SFAS 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test which would require the Company to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. As of January 1, 2002, the second step was not required as the implied fair value of the Company’s reporting units exceeded their respective carrying amounts. In the fourth quarters of 2003 and 2002, the Company performed a similar test to that described above, in connection with its annual impairment test required under SFAS 142 and, again, the implied fair value of the reporting units exceeded their respective carrying amounts and the Company was not required to recognize an impairment loss.

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

      L.     Trade Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on analysis of historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and specified other balances are reviewed individually for collectibility. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2003, one international customer accounts for 20% of total accounts receivable. No one customer accounted for more than 10% of total accounts receivable at December 31, 2002 or 2001.

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

      The following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
December 31, 2003	(Local Currency)		(US Dollars)	Fair Value

British Pounds (“GBP”)
(contracts to receive GBP/pay US$)	(GBP)	1,100	$1,926	$34
Euro (“EUR”)
(contracts to pay EUR/receive US$)	(EUR)	2,150	$2,648	$(48)
Japanese Yen (“YEN”)
(contracts to pay YEN/receive US$)	(YEN)	295,200	$2,749	$(2)

	Contract Amount		Contract Amount
December 31, 2002	(Local Currency)		(US Dollars)	Fair Value

British Pounds (“GBP”)
(contracts to receive GBP/pay US$)	(GBP)	1,000	$1,590	$12
Euro (“EUR”)
(contracts to receive EUR/pay US$)	(EUR)	240	$247	$5
Japanese Yen (“YEN”)
(contracts to pay YEN/receive US$)	(YEN)	293,200	$2,410	$(70)

      No derivative instruments which were designated as hedges for accounting purposes were outstanding at December 31, 2003 and 2002.

      N.     Net Loss Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in 2003, 2002 and 2001, basic and diluted net loss per share are the same for those periods. The share count used to compute basic and diluted net loss per share is calculated as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Weighted average shares outstanding	160,580	159,739	160,715
Less restricted shares	271	374	183

Shares used to compute basic and diluted net loss per share	160,309	159,365	160,532

      Potentially dilutive securities outstanding were not included in the computation of diluted net loss per common share because to do so would have been anti-dilutive. Potentially dilutive securities for the year

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2003 included options to purchase approximately 36.6 million common shares with a weighted average exercise price of $7.05 per share and approximately 10.8 million contingently issuable common shares related to convertible debt described in Note 10. Potentially dilutive securities for the years ended December 31, 2002 and 2001 include options to purchase approximately 34.6 million common shares with a weighted average exercise price of $7.23 per share and approximately 36.9 million common shares with a weighted average exercise price of $7.71 per share, respectively.

      O.     Comprehensive Income (Loss). The Company’s comprehensive loss for 2003, 2002 and 2001 consisted of net loss, unrealized gains (losses) on marketable securities and the gross amount of foreign currency translation gains (losses). The tax effect of the foreign currency translation gains (losses) and unrealized gains (losses) on investments has been taken into account if applicable.

      The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31,

	2003	2002

Unrealized gains (losses) on investments, including taxes of $16,916 in 2003 and 2002	$7,401	(578)
Foreign currency translation adjustments	(217)	(476)

	$7,184	(1,054)

      P.     Foreign Currency. The Company considers the functional currency of its foreign subsidiaries to be the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as translation adjustment and included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2003, 2002 and 2001.

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

      R. Impairment of Long-Lived Assets. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. SFAS 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not affect the Company’s consolidated financial statements.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      S.     Reclassifications. Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

      T.     New Accounting Pronouncements. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The Company is currently evaluating the potential impact the adoption of this interpretation will have on its consolidated financial statements.

Note 2. Cash and Cash Equivalents and Short-Term Investments

      The Company considers all short-term investments as available-for-sale. Accordingly, these investments are carried at fair value which is based on quoted market prices. The Company had net unrealized gains on short-term investments of approximately $79,000 and $429,000 at December 31, 2003 and 2002, respectively. All short-term investments have remaining contractual maturities of two years or less.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2003	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$1,105	—	—	$1,105
Money market mutual funds	196,923			196,923

Total cash and cash equivalents	198,028	—	—	198,028

Short-term investments:
Corporate notes & bonds	502	—	—	502
U.S. Government agency securities	174,984	92	(13)	175,063

Total short-term investments	175,486	92	(13)	175,565

Total cash, cash equivalents and short-term investments	$373,514	92	(13)	$373,593

Restricted cash equivalents	$19,953	—	—	$19,953

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2002	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$8,583	—	—	$8,583
Cash equivalents	2,281	—	—	2,281
Money market mutual funds	110,915			110,915

Total cash and cash equivalents	121,779	—	—	121,779

Short-term investments:
Corporate notes & bonds	50,924	129	(13)	51,040
Commercial paper & CDs	20,711	—	—	20,711
U.S. Government agency securities	115,228	313	—	115,541

Total short-term investments	186,863	442	(13)	187,292

Total cash, cash equivalents and short-term investments	$308,642	442	(13)	$309,071

Restricted cash equivalents	$17,300	—	—	$17,300

      At December 31, 2003, restricted cash equivalents represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters, (c) cash equivalents of $2.5 million pledged as collateral against minimum payments in connection with a contract for services, and (d) $153,000 pledged as collateral in connection with credit agreements with certain financial institutions.

      Realized gains or losses on sales of available-for-sale securities for 2003, 2002 and 2001 were not significant.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The contractual maturities of available-for-sale debt securities at December 31, 2003 are as follows (in thousands):

		Estimated
	Amortized Cost	Fair Value

Within one year	$145,636	145,676
Between one year and two years	29,850	29,889

Short-term investments	$175,486	175,565

Note 3. Notes Receivable from Related Parties and Shareholders

      Notes receivable from related parties consist of cash advances made in 2000 by Listen.com, Inc. (Listen), a company acquired by RealNetworks in 2003 (see Note 4), to certain former officers of Listen. The notes bear interest at rates ranging from 6.13% to 6.60% and are due between February 2005 and September 2005.

      Notes receivable from shareholders consist of full recourse notes issued as consideration for the exercise of Listen stock options by certain former employees of Listen in 1999. The notes bear interest at rates ranging from 5.28% to 6.23% and are due seven years from the date of issuance.

Note 4. Business Combinations: Goodwill & Intangible Assets

          A.     Business Combination in 2003.

      On August 4, 2003, the Company acquired all of the outstanding securities of Listen in exchange for approximately $18.8 million in cash payments, including a $1.5 million payment made in January 2004 based on the achievement of a specified milestone, and 3.8 million shares and 0.4 million options to acquire shares of RealNetworks common stock valued at $19.4 million. The value assigned to the stock portion of the purchase price was $4.72 per share based on the average closing price of RealNetworks’ common stock for the five days beginning two days prior to and ending two days after April 21, 2003 (the date of the Agreement and Plan of Merger and Reorganization). Options issued were valued based on the Black-Scholes options pricing model. Included in the purchase price is $735,000 in acquisition-related expenditures consisting primarily of professional fees. In addition, as of the acquisition date, RealNetworks had invested $7.3 million in Listen in the form of convertible promissory notes that became a part of the purchase consideration. The cash balance at Listen on the acquisition date was $4.9 million. As part of the acquisition, a management incentive plan was established whereby certain employees of Listen could be entitled over a two-year period to receive payments in cash or stock having a value of up to $3 million.

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

      A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$18,754
Fair value of RealNetworks common stock and options issued	19,376
Convertible notes receivable converted upon acquisition	7,300
Direct acquisition costs	735

Total	$46,165

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective fair values were determined by an independent appraisal at the acquisition date. Goodwill in the amount of $37.4 million is not deductible for tax purposes.

      A summary of the allocation of the purchase price follows (in thousands):

Current assets	$6,738
Property and equipment	1,435
Other assets	988
Tradenames	132
Patents	252
Subscriber and Distribution Agreements	346
Goodwill	37,400
Current liabilities	(1,879)
Shareholder notes receivable	83
Deferred stock compensation	670

Net assets acquired	$46,165

      Tradenames and patents have a weighted average estimated useful life of one year and subscriber and distribution agreements have a weighted average estimated useful life of four years.

      The following table presents unaudited pro forma results of operations for the years ended December 31, 2003 and 2002 as if the acquisition of Listen had occurred on January 1, 2003 and January 1, 2002, respectively. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the periods presented, nor is it necessarily indicative of results that may occur in the future.

	Year Ended
	December 31,

	2003	2002

Revenues	$205,054	183,352
Net loss	29,604	57,463
Loss per share	0.18	0.35

          B.     Business Combination in 2002.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      C.     Goodwill Amortization, Acquisition Charges and Stock-Based Compensation. Goodwill amortization, acquisition charges and stock-based compensation for these and other acquisitions are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Stock-based compensation	$1,120	1,328	16,789
Reversal of previously recorded stock-based compensation	—	—	(26,329)
Goodwill amortization and acquisition charges	—	—	50,173

Total	$1,120	1,328	40,633

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

      As of January 1, 2002, the Company had no recorded intangible assets apart from goodwill of $57.8 million, net of accumulated amortization. During the quarter ended March 31, 2002, the Company completed its transitional goodwill impairment test. Based upon the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS 142 on January 1, 2002. During the quarters ended December 31, 2003 and 2002, the Company conducted its annual impairment testing. Based upon the Company’s annual analysis, there was no impairment of goodwill during 2003 or 2002. As of December 31, 2003, other intangible assets acquired in business combinations consisted of acquired technology, tradenames, patents, and subscriber and distribution agreements. Amortization expense related to these assets was $513,000 and $102,000 in 2003 and 2002, respectively and is scheduled to be $627,000, $301,000, $86,000, and $51,000 in 2004, 2005, 2006, and 2007 respectively.

      Net loss and net loss per share for 2001 adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share data):

Net loss:
Reported net loss	$(74,763)
Goodwill amortization	49,391

Adjusted net loss	$(25,372)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.47)
Goodwill amortization	0.31

Adjusted basic and diluted net loss per share	$(0.16)

Shares used to compute basic and diluted net loss per share	160,532

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Other Investments

      RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. The Company’s investments in publicly traded companies are available for sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2003, the Company determined that other-than-temporary declines in fair value had occurred in two of its publicly traded investments resulting in impairment charges of $0.4 million to reflect changes in the fair value of these investments in the results of operations. Based upon an evaluation of the facts and circumstances during 2002, the Company determined that other-than-temporary declines in fair value had occurred in two of its privately-held investments and three of its publicly traded investments resulting in impairment charges of $5.1 million. During 2001, certain of these investments were written down to fair value resulting in impairment charges of $25.3 million.

      The effects of these impairments on cost and carrying value are incorporated into the values below. A summary of the investments is as follows (in thousands):

	December 31,

	2003	2002

Privately held investments
Cost	$39,571	40,895
Carrying value	9,292	11,514
Publicly traded investments
Cost	1,046	1,754
Carrying value	25,285	17,682

      Privately held investments include investments accounted for using the cost and equity methods.

      As of December 31, 2003, the Company owned marketable equity securities of a Japanese company. The Company owns approximately 14% of the outstanding shares and this investment is accounted for as an available-for-sale security. The market value of these shares has significantly increased from the Company’s original cost of approximately $1.0 million, resulting in a carrying value at December 31, 2003 of $25.1 million. The increase over the Company’s cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income (loss). During the year ended December 31, 2002, the Company sold portions of its holdings recognizing a gain of $2.4 million which was reclassified from accumulated other comprehensive income (loss) to net loss. There were no similar gains or losses in 2003 or 2001. The fair value of the Company’s investment increased by $7.8 million during the year ended December 31, 2003. This increase is reflected as a component of other comprehensive loss. The market for this company’s shares is relatively limited, the share price is volatile and the investment is strategic in nature. Accordingly, there can be no assurance that a gain of this magnitude can be realized through the disposition of these shares.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Investment in MusicNet

      In 2001, the Company announced the formation of MusicNet, Inc. (MusicNet), a joint venture with several media companies to create a platform for online music subscription services. MusicNet, which previously was a subsidiary of the Company, issued additional shares of capital stock in April and July 2001 reducing the Company’s ownership interest. The Company’s investment in MusicNet is accounted for under the equity method of accounting. As a result, the Company records in its statement of operations its equity share of MusicNet’s net loss, which was a loss of $5.4 million for the year ended December 31, 2003. In 2003 and 2002, MusicNet raised additional capital from its investors to fund its business. In connection with this fund raising, the Company contributed additional capital in the amount of $3.0 million and $6.6 million, respectively. The Company received convertible notes, convertible into additional shares of MusicNet capital stock, in exchange for its additional investments. The Company anticipates that MusicNet will continue to incur losses in the foreseeable future and will require additional funding. Based on the nature and terms of the convertible notes, for the years ended December 31, 2003 and 2002, for purposes of calculating the Company’s equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis. As a result, the losses recorded by the Company for the years ended December 31, 2003 and 2002, represent approximately 36.9% and 37.8% of MusicNet’s loss. As of December 31, 2003, the Company’s ownership interest in outstanding shares of capital stock of MusicNet was approximately 25.5% and the carrying value for its investment was $6.5 million. In 2003, the Company recognized approximately $1.1 million of revenue related to agreements with MusicNet. In 2002, the Company recognized approximately $1.4 million of revenue related to agreements with MusicNet and was reimbursed $0.2 million for certain administrative services provided to MusicNet on a transitional basis, which has been accounted for as a reduction of related expenses. In 2001, the Company received $4.2 million in cash from MusicNet pursuant to the terms of a license agreement and recognized $0.4 million of revenue related to this agreement. In addition, the Company was reimbursed $2.1 million in 2001 for certain administrative services provided to MusicNet on a transitional basis which has been accounted for as reduction of related expenses.

      The following unaudited summary financial data does not contemplate the elimination of intercompany transactions. As of and for the years ended December 31, 2003 and 2002 and for the year ended December 31, 2001, unaudited financial information for MusicNet is as follows (in thousands):

	December 31

	2003	2002	2001

Total assets	$11,154	17,792	20,615
Total liabilities	14,654	10,863	3,042
Net loss	14,877	19,778	13,325

Note 7.	Accrued and Other Liabilities

      The following table summarizes the Company’s accrued and other liabilities (in thousands):

	December 31,

	2003	2002

Employee compensation, commissions and benefits	$6,429	5,582
Royalties and costs of sales and fulfillment	18,528	14,221
Sales and marketing expenses	1,663	2,871
Other	12,780	8,409

Total	$39,400	31,083

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Loss on Excess Office Facilities

      In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. During 2001, the Company re-evaluated its facilities requirements and, as a result, decided to permanently sublet all of this office space. The market for office space in Seattle has significantly declined from the date the Company entered into this lease. As a result, the Company recorded losses of $22.2 million during the year ended December 31, 2001. For the year ended December 31, 2001, these losses represented approximately $15.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income of $38.1 million, and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. The Company’s estimates were based upon many factors including projections of sublease rates and the time period required to locate tenants. During the year ended December 31, 2002, the Seattle real estate market continued to display significant weakness, which is reflected in both increasing vacancy rates and declining rental rates. Based on discussions with prospective tenants, the Company concluded that the excess office facilities are not likely to be sublet at rates used in the original loss estimates. As a result, the Company recorded additional losses of $17.2 million during the year ended December 31, 2002. During 2003, the Company secured an additional tenant at a sublease rate lower than the rate used in previous loss estimates. As a result, the Company adjusted its estimates to reflect the lower lease rate and recorded an additional loss of $7.1 million. The most recent estimated total loss in 2003 estimated future sublease income of $14.7 million of which $8.0 million was committed under sublease contracts as of the time of the estimate. Also, during 2003, the Company recorded an accrual for estimated future losses on excess office facilities located in San Francisco as part of its allocation of the Listen.com purchase price. In all years, losses on excess office facilities were calculated using undiscounted values. The Company regularly evaluates the market for office space in the cities where it operates. If the market for such space declines further in future periods, the Company may have to revise its estimates, which may result in additional losses on excess office facilities.

      A summary of activity for the accrued loss on excess office facilities is as follows (in thousands):

Loss on excess office facilities initially recorded	$22,208
Less amounts paid in 2001, net of sublease income	(2,812)
Less write-down of leasehold improvements	(6,959)

Accrued loss at December 31, 2001	12,437
Revisions to estimates in 2002	17,207
Less amounts paid in 2002, net of sublease income	(3,709)

Accrued loss at December 31, 2002	25,935
Revisions to estimates in 2003	7,098
Accrued loss related to Listen	115
Less amounts paid in 2003, net of sublease income	(4,089)

Accrued loss at December 31, 2003	$29,059

      The accrued loss of $29.1 million at December 31, 2003 is shown net of expected sublease income of $14.0 million. The expected sublease income is $1.3 million in 2004 and $1.4 million in 2005.

Note 9.	Personnel Reduction, Restructuring and Related Charges

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      A summary of activity for the personnel reduction, restructuring, and related accrual in 2003, 2002 and 2001 is as follows (in thousands):

		Professional	Office	Tradeshow
	Severance	Services	Closures	Deposits	Total

Accrual related to July 2001 staff reduction charges	$2,892	923	78	—	3,893
Less change in estimate	—	(280)	—	—	(280)
Less amounts paid	(2,750)	(521)	(37)	—	(3,308)

Accrued amount at December 31, 2001, related to previous staff reduction charges	142	122	41	—	305

August 2002 restructuring plan	1,721	395	966	513	3,595
Less amounts paid	(1,702)	(304)	(462)	(513)	(2,981)

Accrued loss at December 31, 2002	161	213	545	—	919
Change in estimate	—	(213)	213	—	—
Less amounts paid	(161)	—	(252)	—	(413)

Accrued loss at December 31, 2003	$—	—	506	—	506

      The accrued loss of $506,000 at December 31, 2003, is included in accrued and other liabilities on the Company’s consolidated balance sheet.

Note 10.     Convertible Debt

      During 2003, the Company issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of approximately $9.30 if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchaser may require the Company to purchase all or a portion of its notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company has received proceeds of $97.0 million, net of estimated offering costs. The offering costs are included in other assets and are being amortized over a 5-year period. Interest expense from the amortization of offering costs in the amount of $0.3 million is recorded in interest income, net for the year ended December 31, 2003. The net proceeds of the issuance are intended to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and working capital requirements.

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

      C.     Stock Option Plan. The Company has five stock option plans (Plans) to compensate employees for past and future services and had reserved 79,350,000 shares of common stock for option grants under the Plans. Generally, options vest based on continuous employment, over a five-year period. The options expire twenty years from the date of grant and are exercisable at the fair market value of the common stock at the grant date.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock option related activity is as follows (in thousands, except per share data):

		Options Outstanding
				Weighted
	Shares		Weighted	Average Fair
	Available	Number of	Average	Value-
	for Grant	Shares	Exercise Price	Grants

Balance at December 31, 2000	16,308	41,614	$25.69	—
Options granted	(23,222)	23,222	7.30	4.29
Options exercised	—	(3,230)	1.83	—
Options canceled	24,703	(24,703)	38.37	—

Balance at December 31, 2001	17,789	36,903	7.71	—
New plan	750	—	—	—
Options granted	(7,476)	7,476	4.42	3.01
Options exercised	—	(3,657)	1.71	—
Options canceled	6,135	(6,135)	10.04	—

Balance at December 31, 2002	17,198	34,587	7.23	—
Options granted at or above common stock price	(9,122)	9,122	5.70	3.27
Options granted below common stock price	(377)	377	1.81	4.03
Options exercised	—	(2,352)	3.72	—
Options canceled	5,090	(5,090)	7.01	—

Balance at December 31, 2003	12,789	36,644	$7.05	—

      The fair value of options granted was determined using the Black-Scholes model. The following weighted average assumptions were used to perform the calculations:

	Years Ended December 31,

	2003	2002	2001

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.13%	2.89%	3.98%
Expected life (years)	4.2	5.3	4.3
Volatility	80%	95%	98%

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Details regarding options cancelled during 2001 under the program are as follows (in thousands, except per share data):

				Weighted Average
	Shares			Exercise Price

Exercise Prices	Vested	Unvested	Total	Vested	Unvested	Total

$ 7.03 - $14.88	6	1,629	1,635	$13.75	14.65	14.64
$15.78 - $30.56	518	4,530	5,048	29.35	28.60	28.68
$30.81 - $46.00	950	3,758	4,708	40.68	40.18	40.28
$46.19 - $88.88	271	6,823	7,094	50.14	65.88	65.28

	1,745	16,740	18,485	$38.69	45.04	44.44

      The following table summarizes information about stock options outstanding at December 31, 2003 (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.02 - $ 3.69	3,486	12.71	$1.23	3,061	$0.93
$ 3.70 - $ 3.76	3,749	18.52	3.76	1,065	3.76
$ 3.81 - $ 5.94	5,204	18.21	5.00	1,683	5.26
$ 6.01 - $ 6.12	4,456	19.52	6.11	459	6.11
$ 6.13 - $ 6.96	1,665	18.17	6.59	374	6.66
$ 6.97 - $ 7.22	11,596	17.64	7.21	8,345	7.22
$ 7.25 - $11.00	4,319	15.93	8.85	2,762	8.95
$11.16 - $46.19	2,169	15.78	24.77	1,721	25.89

	36,644	17.28	$7.05	19,470	$7.73

      As of December 31, 2002 there were 16,416,000 exercisable options outstanding with a weighted average exercise price of $7.50. At December 31, 2001 there were 11,113,000 exercisable options outstanding with a weighted average exercise price of $9.73.

      D.     Employee Stock Purchase Plan. Effective January 1998, the Company adopted an Employee Stock Purchase Plan (ESPP), and has reserved 4,000,000 shares of common stock for issuance under the ESPP. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85 percent of the fair market value of the common stock at the beginning or end of the respective semi-annual offering periods. There were approximately 363,000, 441,000 and 349,000 shares purchased under the ESPP during 2003, 2002 and 2001, respectively. The weighted average fair value of the employee stock purchase rights was $2.22, $2.10 and $3.00 in 2003, 2002 and 2001, respectively. The following weighted average assumptions were used to perform the calculation:

	Years Ended December 31,

	2003	2002	2001

Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.13%	2.00%	3.46%
Expected life (years)	0.5	0.5	0.5
Volatility	70%	95%	98%

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      E.     Repurchase of Common Stock. The Company’s Board of Directors has authorized the repurchase of up to $50 million of the Company’s outstanding common stock. Any purchases of common stock under the share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. As of December 31, 2003, the Company had repurchased approximately 9.1 million shares at an average cost of $4.64 per share, for a total cost of $42.4 million. No shares were repurchased in 2003.

Note 12.     Income Taxes

      The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

U.S. operations	$(22,318)	(33,645)	(80,500)
Foreign operations	1,011	1,264	1,679

	$(21,307)	(32,381)	(78,821)

      The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Current:
U.S. Federal	$—	—	—
State and local	(130)	—	323
Foreign	274	387	559

Total current	144	387	882
Deferred:
U.S. Federal	—	5,585	(7,921)
Charge in lieu of taxes attributable to employee stock option plans	—	—	2,981

	$144	5,972	(4,058)

      Income tax expense (benefit) differs from “expected” income tax expense (benefit) (computed by applying the U.S. Federal income tax rate of 35 percent in 2003, 2002 and 2001) as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

US federal tax benefit at statutory rate	$(7,457)	(11,333)	(27,587)
State taxes, net of federal benefit	(85)	—	210
Amortization of nondeductible goodwill	—	—	17,572
Nondeductible stock compensation	392	465	(3,339)
Change in valuation allowance for deferred tax assets	9,747	17,553	9,331
Research and development credit and other	(2,453)	(713)	(245)

	$144	5,972	(4,058)

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences and operating loss carryforwards that give rise to significant portions of net deferred tax assets are comprised of the following (in thousands):

	December 31,

	2003	2002

Deferred tax assets
Net operating loss carryforwards	$183,288	160,292
Research and development credit carry forwards	20,409	18,412
Accrual for loss on excess office facilities, not currently taken for tax purposes	10,142	9,077
Deferred revenue	5,681	7,888
Tax benefit of MusicNet loss	5,415	3,532
Net unrealized losses on investments	2,240	4,815
Other	7,677	7,554

Gross deferred tax assets	234,852	211,570
Less valuation allowance	(232,977)	(210,049)

	1,875	1,521
Deferred tax liabilities
Prepaid expenses	(1,875)	(1,521)

Net deferred tax assets	$—	—

      The Company’s net operating losses total $524 million at December 31, 2003. Substantially all net operating loss carryforwards pertain to the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets which will be reduced in the period in which the Company realizes a benefit on its tax returns from a reduction of income taxes payable. If realized, the tax benefit of these losses will be accounted for as a credit to shareholders’ equity rather than a reduction to the income tax provision. The net operating loss and research and development credit carryforwards begin to expire in 2013, if not utilized. Since the Company’s utilization of deferred tax assets depends on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided.

      The valuation allowance for deferred tax assets increased by $22.9 million, $37.2 million and $7.1 million for 2003, 2002 and 2001, respectively.

Note 13.     Segment Information

      The Company operates in one business segment, media delivery, for which the Company receives revenues from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, President, and Executive and Senior Vice Presidents, General Counsel, and the Company’s Chief Strategy Officer. The CEOS reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS does not review discrete financial information regarding profitability of the Company’s different products or services and, therefore, the Company has only one operating segment as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s customers consist primarily of end users located in the United States and various foreign countries. Revenues by geographic region are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

United States	$147,613	132,009	134,190
Europe	32,106	27,019	27,809
Asia	19,811	19,685	19,197
Rest of the world	2,847	3,966	7,709

Total net revenues	$202,377	182,679	188,905

      The Company’s product types are defined as follows:

•	Consumer software and related services revenues are derived from sales of the Company’s RealPlayer Plus and other related products, revenues from support and maintenance services that the Company sells to customers who purchase these products and sales of third-party software products and content such as games and music, and revenue from distributing third party software. These products and services are sold primarily through the Internet, and the Company charges customers’ credit cards at the time of sale.

•	Consumer subscription services revenues consist of digital media subscription services, including RealOne SuperPass, RealOne RadioPass, Rhapsody and stand-alone and add-on subscriptions. These services are sold primarily through the Internet, and the Company charges the customer’s credit cards at the time of sale. Billing periods for consumer subscriptions services occur monthly, quarterly or annually, depending on the service purchased.

•	Advertising revenues, which are derived from sales of advertising on the Company’s Web sites and consumer software and within the media streams that the Company hosts on behalf of its corporate customers.

•	Business products and services revenues are derived from sales of media delivery system software, including RealServers and Helix system software for both wired and wireless systems, related authoring and publishing tools, digital rights management technology, support and maintenance services that the Company sells to customers who purchase these products, broadcast hosting services provided through the Real Broadcast Network and consulting services offered to the Company’s customers. These products and services are primarily sold to corporate customers.

      Revenue from external customers by product type are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Consumer software and related services	$30,207	31,276	47,005
Consumer subscription services	107,093	75,497	28,231
Advertising	6,349	6,765	15,579

Total consumer products and services revenues	143,649	113,538	90,815
Business products and services	58,728	69,141	98,090

Total net revenues	$202,377	182,679	188,905

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consumer products and services revenues are comprised of the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Video, consumer software and other	$116,394	104,784	86,150
Music	15,093	960	—
Games	12,162	7,794	4,665

Total consumer products and services revenue	$143,649	113,538	90,815

      Long-lived assets, consisting of equipment and leasehold improvements, goodwill, and other intangible assets, by geographic location are as follows (in thousands):

	December 31,

	2003	2002

United States	$127,694	90,234
Europe	230	218
Asia/Rest of the world	555	518

Total	$128,479	90,970

      At December 31, 2003, net assets in Europe and Asia and the rest of the world were $3.0 million and $0.5 million, respectively.

Note 14.     Commitments and Contingencies

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

		Other
	Office	Contractual
	Leases	Obligations	Total

2004	$12,520	23,722	$36,242
2005	12,068	12,757	24,825
2006	12,304	5,606	17,910
2007	12,421	2,420	14,841
2008	12,700	2,330	15,030
Thereafter	29,113	4,660	33,773

Total minimum payments	$91,126	51,495	$142,621
Less future minimum payments under subleases	(8,022)	—	(8,022)

Net	$83,104	51,495	$134,599

      Of the total net office lease commitments, $29.1 million is recorded in accrued loss on excess office facilities at December 31, 2003. Other contractual obligations primarily relate to minimum contractual payments due to content and other service providers.

      Rent expense was $6.4 million in 2003, $6.8 million in 2002, and $6.7 million in 2001.

      B.     401(k) Retirement Savings Plan. The Company has a salary deferral plan (401(k) Plan) that covers substantially all employees. The Company, at its discretion, may make contributions to the 401(k)

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan, although it has not made any contributions to date. Employees can contribute a portion of their salary up to the maximum allowed by the federal tax guidelines. The Company has no other post-employment or post-retirement benefit plans.

      C.     Litigation

      On March 9, 2004, the Company sued MLB Advanced Media, L.P. (“MLBAM”) in the U.S. District Court for the Western District of Washington, asserting a claim for breach of contract relating to an agreement between the Company and MLBAM which requires MLBAM to provide certain streaming media content in the Company’s formats. The Company is seeking injunctive relief requiring MLBAM to perform its obligations under that agreement. The Company is also seeking monetary damages and reasonable attorneys fees.

      On December 18, 2003, the Company filed suit against Microsoft Corporation in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws. The Company alleged that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. Microsoft has filed an answer denying the claims and raising a variety of defenses. The Company believes it has a strong case and intends to vigorously pursue the litigation. If successful, the Company may be entitled to both monetary and injunctive relief from Microsoft. The Company expects that the litigation will carry on for several years before it can be resolved through trial.

      In September 2003, a lawsuit was filed against the Company in federal court in Marshall, Texas, alleging that the Company infringes certain patents relating to the transmittal of information recorded on information storage “means” from a central server to subscribers via a high data rate digital telecommunications network. The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover damages from the alleged infringement. The Company has answered the complaint and filed a counterclaim against plaintiff challenging the validity of its patents at issue and asserting inequitable conduct. The Company disputes the allegations in this action and intends to vigorously defend itself against these claims.

      In June 2003, a lawsuit was filed against the Company and Listen in federal district court for the Northern District of Illinois, alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed its answer and a counterclaim against plaintiff challenging the validity of the patents at issue. The Company disputes the allegations in this action and intends to vigorously defend itself.

      In March 2003, William Cirignani filed a putative consumer class action against the Company in Washington state court, alleging causes of action based on the Washington Consumer Protection Act and unjust enrichment. The plaintiff alleges that consumers who attempted to download or purchase certain of the Company’s products and services were fraudulently and deceptively enrolled in, and prevented from canceling, the Company’s subscription services. The plaintiff seeks compensatory damages, equitable relief in the form of an order prohibiting the alleged false and deceptive practices, treble damages and other relief. The Company disputes the allegations in this action and intends to vigorously defend itself against these claims.

      In July 2002, a lawsuit was filed against the Company in federal court in Boston, Massachusetts, alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed counterclaims against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as its recovery of damages for plaintiff’s infringement of a Company

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patent, and reasonable attorneys fees and costs. The Company disputes the allegations in this action and intends to vigorously defend itself.

      From time to time the Company is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

Note 15.     Guarantees

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”) an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. The Company adopted FIN 45 during the quarter ended December 31, 2002. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

      Indemnification and warranty provisions contained within the Company’s customer license and service agreements are generally consistent with those prevalent in the Company’s industry. The duration of the Company’s product warranties generally does not exceed 90 days following delivery of the Company’s products. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

Note 16.     Subsequent Events

      On January 30, 2004, the Company acquired all of the outstanding securities of GameHouse, Inc. (GameHouse) in exchange for approximately $9.1 million in cash payments, including an estimated future payment of $0.1 million to cover certain tax obligations of the selling shareholders, and 3.0 million shares and options to acquire 0.3 million shares of RealNetworks common stock valued at approximately $20.7 million. The value assigned to the stock portion of the purchase price is $6.40 per share based on the average closing price of RealNetworks’ common stock for the five days beginning two days prior to and ending two days after January 26, 2004 (the date of the Agreement and Plan of Merger). Options issued were valued based on the Black-Scholes options pricing model. Included in the purchase price is $0.4 million in estimated acquisition-related expenditures consisting primarily of professional fees. Certain former GameHouse shareholders are eligible to receive $5.5 million over a four year period, payable in cash or, at the Company’s discretion, in RealNetworks common stock valued in that amount provided they remain employed by RealNetworks during such period. In addition, the Company may be obligated to pay a total of $1.0 million over a four-year period to certain GameHouse employees in the form of a management incentive plan. Such amounts are not included in the aggregate purchase price and, to the extent earned, will be recorded as compensation expense over the related employment periods.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      GameHouse is a developer, publisher and distributor of downloadable PC games. The acquisition is designed to strengthen RealNetworks’ position in the downloadable PC games market by combining the assets of GameHouse with RealNetworks’ downloadable games distribution platform. The results of GameHouse’s operations will be included in RealNetworks’ consolidated financial statements starting from the date of acquisition.

      A summary of the preliminary purchase price to be allocated for the acquisition is as follows (in thousands):

Cash	$9,131
Fair value of RealNetworks common stock and options issued	20,901
Estimated direct acquisition costs	350

Total	$30,382

      The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by a preliminary independent appraisal as of the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $21.9 million. The allocation of the purchase price may be subject to change based on the finalization of the closing balance sheet.

      A summary of the allocation of the purchase price follows (in thousands):

Current assets	$1,315
Property and equipment	82
Technology/ Games	5,200
Tradename	1,600
Customer list	400
Goodwill	21,894
Current liabilities	(331)
Deferred stock compensation	222

Net assets acquired	$30,382

      Technology/ Games have a weighted average estimated useful life of two years. Tradename and customer list have a weighted average estimated useful life of four years.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.     Quarterly Information (Unaudited)

      The following table summarizes the unaudited statement of operations for each quarter of 2003 and 2002 (in thousands, except per share data):

	Total	Dec. 31	Sept. 30	June 30	Mar. 31

2003
Net revenues	$202,377	54,056	51,809	49,646	46,866
Gross profit	134,034	33,276	32,950	34,726	33,082
Operating loss	(20,863)	(5,304)	(4,082)	(9,551)	(1,926)
Net loss	(21,451)	(5,327)	(3,654)	(9,632)	(2,838)
Basic and diluted net loss per share	(0.13)	(0.03)	(0.02)	(0.06)	(0.02)
2002
Net revenues	$182,679	46,211	45,418	43,758	47,292
Gross profit	132,410	32,836	31,751	32,743	35,080
Operating income (loss)	(31,654)	(2,592)	(25,080)	(4,942)	960
Net income (loss)	(38,353)	(2,457)	(35,389)	(1,555)	1,048
Basic and diluted net income (loss) per share	(0.24)	(0.02)	(0.22)	(0.01)	0.01

      Due to use of rounding convention for quarterly reporting, sum of quarters may not equal annual totals.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes unaudited revenue from external customers by business group for each quarter of 2003, 2002 and 2001 (in thousands):

	Total	Dec. 31	Sept. 30	June 30	Mar. 31

2003
Video, consumer software and other	$116,394	29,347	28,572	28,830	29,645
Music	15,093	7,937	4,655	1,670	831
Games	12,162	3,930	3,150	2,672	2,410

Total consumer products and services revenues	143,649	41,214	36,377	33,172	32,886
Business products and services	58,728	12,842	15,432	16,474	13,980

Total net revenues	$202,377	54,056	51,809	49,646	46,866

2002
Video, consumer software and other	$104,784	29,965	28,005	24,516	22,298
Music	960	416	210	200	134
Games	7,794	1,998	1,665	1,895	2,236

Total consumer products and services revenues	113,538	32,379	29,880	26,611	24,668
Business products and services	69,141	13,832	15,538	17,147	22,624

Total net revenues	$182,679	46,211	45,418	43,758	47,292

2001
Video, consumer software and other	$86,150	22,205	20,163	20,581	23,201
Music	—	—	—	—	—
Games	4,665	1,942	1,246	843	634

Total consumer products and services revenues	90,815	24,147	21,409	21,424	23,835
Business products and services	98,090	21,291	23,819	26,436	26,544

Total net revenues	$188,905	45,438	45,228	47,860	50,379

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

RealNetworks, Inc.:

      We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index at Item 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

/s/ KPMG LLP

Seattle, Washington

January 30, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in Internal Controls. There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the fourth quarter of fiscal 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item is contained in part in the sections captioned “Board of Directors-Nominees for Director,” “Board of Directors-Continuing Directors-Not Standing for Election This Year,” “Board of Directors-Contractual Arrangements” and “Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 4, 2004, and such information is incorporated herein by reference.

      The remaining information required by this Item is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Compensation and Benefits” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 4, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the information contained in the sections captioned “Voting Securities and Principal Holders” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 4, 2004.

Equity Compensation Plans

      As of December 31, 2003 we had five equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan (the “1995 Plan), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (the “1996 Plan”), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (the “2000 Plan”), the RealNetworks, Inc. 2002 Director Plan (the “2002 Plan”) and the Vivo Software, Inc. 1993 Equity Incentive Plan (the “Vivo Plan”). The 1995 Plan, the 1996 Plan and the 2002 Plan have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders. The Vivo plan was approved by the shareholders of Vivo Software, Inc. prior to its acquisition by RealNetworks in March 1998. The following table aggregates the data from our five plans:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weight-average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	34,794,250	$6.93	10,758,662
Equity compensation plans not approved by security holders	1,849,844	$9.36	2,030,169

Total	36,644,094	$7.05	12,788,831

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders-Certain Transactions” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 4, 2004.

Item 14.	Principal Accountant Fees and Services

      The information set forth under the caption “Principal Accountant Fees and Services” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or around June 4, 2004.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Index to Consolidated Financial Statements

The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:

           Consolidated Balance Sheets — December 31, 2003 and 2002

            Consolidated Statements of Operations and Comprehensive Loss — Years Ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2003, 2002 and 2001

            Notes to Consolidated Financial Statements

            Independent Auditors’ Report

      (a)(2) Financial Statement Schedules

            Schedule II: Valuation and Qualifying Accounts

            Schedule: Financial Statements of a 50-percent-or-less-owned person

The following financial statements of MusicNet, Inc. are filed as a schedule to this report:

           Independent Auditors’ Report

           Balance Sheets — December 31, 2003 and 2002

            Statements of Operations — Years Ended December 31, 2003, 2002 and 2001

            Statements of Convertible Preferred Stock and Stockholders’ Deficit — Years Ended December 31, 2003, 2002 and 2001

            Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001

            Notes to Financial Statements

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

      (b) Reports on Form 8-K

On October 29, 2003, RealNetworks, Inc. furnished a report on Form 8-K relating to its announcement on October 29, 2003 of the results for its third quarter ended September 30, 2003.

On December 18, 2003, RealNetworks filed a report on Form 8-K in connection with its announcement on December 18, 2003 of the filing of an antitrust lawsuit against Microsoft Corporation.

      (c) Exhibit Index

The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit No. 2: Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Varsity Acquisition Corp., NetZip, Inc., certain shareholders of NetZip, Inc. and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services L.L.C.) dated as of January 25, 2000 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2000)
2.2	Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., McKinley Acquisition Corp., Aegisoft Corp., certain shareholders of Aegisoft Corp. and Mellon Investor Services LLC dated as of December 29, 2000 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with Securities and Exchange Commission on January 12, 2001)
2.3	Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)

Exhibit No. 3: Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)
3.3	Amendment No. 1 dated April 22, 2003 to Amended and Restated Bylaws of RealNetworks, Inc. Adopted July 16, 1998 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)

Exhibit No. 4: Instruments Defining the Rights of Security Holders
4.1	Shareholder Rights Plan dated as of December 4, 1998 between RealNetworks, Inc. and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on December 14, 1998)
4.2	Amendment No. 1 dated as of January 21, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on February 7, 2000)
4.3	Amendment No. 2 dated as of May 30, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on June 8, 2000)
4.4	Third Amended and Restated Investors’ Rights Agreement dated March 24, 1998 by and among RealNetworks, Inc. and certain shareholders of RealNetworks (incorporated by reference from Exhibit 10.16 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998)
4.5	Indenture dated as of June 17, 2003 between RealNetworks, Inc. and U.S. Bank National Association, including the form of Zero Coupon Subordinated Note due 2010 included in Section 2.2 thereof (incorporated by reference from Exhibit 4.1 to RealNetworks’ Amendment No. 1 to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 18, 2003)
4.6	Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)

Exhibit No. 10: Material Contracts

Executive Compensation Plans and Agreements
10.1	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)
10.2	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10.3	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10.4	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10.5	Vivo Software, Inc. 1993 Equity Incentive Plan, as amended (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 20, 1998)

10.6	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.7	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.8	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.9	RealNetworks, Inc. 1998 Employee Stock Purchase Plan, as amended and restated on April 9, 2002 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10.10	RealNetworks, Inc. Director Compensation Stock Plan.
10.11	Offer Letter dated February 1, 2002 between RealNetworks, Inc. and Lawrence Jacobson (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 2, 2001)
Other Material Contracts
10.12	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 filed with the Securities and Exchange Commission on May 14, 1998)
10.13	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.14	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.15	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

Exhibit No. 14: Code of Ethics
14.1	RealNetworks, Inc. Code of Business Conduct and Ethics

Exhibit No. 21: Subsidiaries of the Registrant
21.1	Subsidiaries of RealNetworks, Inc.

Exhibit No. 23: Consents of Experts and Counsel
23.1	Consent of KPMG LLP
23.2	Consent of KPMG LLP

Exhibit No. 24: Power of Attorney
24.1	Power of Attorney (included on signature page)

Exhibit No. 31: Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32: Section 1350 Certifications
32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 12, 2004.

REALNETWORKS, INC

By:	/s/ ROBERT GLASER

Robert Glaser
Chief Executive Officer

POWER OF ATTORNEY

      Each person whose signature appears below hereby constitutes and appoints Robert Glaser and Roy B. Goodman, and each of them severally, his or her true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his or her name and on his or her behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 12, 2004.

Signature	Title

/s/ ROBERT GLASER Robert Glaser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ ROY B. GOODMAN Roy B. Goodman	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Director

/s/ EDWARD BLEIER Edward Bleier	Director

/s/ JAMES W. BREYER James W. Breyer	Director

/s/ JEREMY JAECH Jeremy Jaech	Director

/s/ JONATHAN D. KLEIN Jonathan D. Klein	Director

/s/ KALPANA RAINA Kalpana Raina	Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

REALNETWORKS, INC. AND SUBSIDIARIES

Years Ended December 31, 2003, 2002, 2001

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

	(In thousands)
Year ended December 31, 2003:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	$974	803	(499)	$1,278
Allowance for sales returns	1,527	9,303	(9,250)	1,580

Total	2,501	10,106	(9,749)	2,858
Year ended December 31, 2002:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	576	403	(5)	974
Allowance for sales returns	1,247	8,209	(7,929)	1,527

Total	1,823	8,612	(7,934)	2,501
Year ended December 31, 2001:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	948	507	(879)	576
Allowance for sales returns	1,360	7,390	(7,503)	1,247

Total	2,308	7,897	(8,382)	1,823

SCHEDULE — FINANCIAL STATEMENTS OF A 50%-OR-LESS-OWNED PERSON

MUSICNET, INC.

Financial Statements

December 31, 2003 and 2002
(With Independent Auditors’ Report Thereon)

MUSICNET, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

MusicNet, Inc.:

      We have audited the accompanying balance sheets of MusicNet, Inc. as of December 31, 2003 and 2002, and the related statements of operations, convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MusicNet, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Seattle, Washington
February 13, 2004

MUSICNET, INC.

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,212,217	6,574,510
Trade accounts receivable from related parties	2,313,740	130,018
Prepaid license fees to related parties	158,830	818,565
Prepaid license fees	1,870,760	1,695,343
Prepaid advertising fee to related party	—	200,000
Prepaid expenses	784,601	892,292
Other receivables from related party	160,413	72,917

Total current assets	7,500,561	10,383,645
Prepaid license fees to related parties, net of current portion	—	479,401
Prepaid license fees, net of current portion	62,362	1,596,657
Deposit held by related party	68,880	68,880
Deposits	234,248	234,248
Property and equipment, net	2,481,348	4,268,388
Loan receivable from officer	806,250	761,250

Total assets	$11,153,649	17,792,469

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$103,151	583,761
Accrued expenses	2,772,875	2,106,255

Total current liabilities	2,876,026	2,690,016
Convertible notes payable to related parties	9,200,000	6,200,000
Convertible notes payable	1,886,205	1,886,205
Accrued interest on convertible notes payable to related parties	569,500	77,500
Accrued interest on convertible notes payable	122,603	9,431

Total liabilities	14,654,334	10,863,152

Commitments and contingencies
Convertible preferred stock, $0.001 par value. Authorized 47,200,000 shares; issued and outstanding 34,439,804 shares with an aggregate liquidation preference of $49,109,866 at December 31, 2003	47,380,598	35,943,599
Stockholders’ deficit:
Common stock, Class A, $0.001 par value. Authorized zero and 3,000,000 shares at December 31, 2003 and 2002, respectively; issued and outstanding zero and 3,000,000 shares at December 31, 2003 and 2002, respectively	—	3,000
Common stock, Class B, $0.001 par value. Authorized zero and 44,000,000 shares at December 31, 2003 and 2002, respectively; issued and outstanding zero and 15,550 shares at December 31, 2003 and 2002, respectively	—	16
Common stock, $0.001 par value. Authorized 51,200,000 and zero shares at December 31, 2003, and 2002, respectively; issued and outstanding 15,550 and zero shares at December 31, 2003 and 2002, respectively	16	—
Additional paid-in capital	6,214	6,993,214
Accumulated deficit	(50,887,513)	(36,010,512)

Total stockholders’ deficit	(50,881,283)	(29,014,282)

Total liabilities, convertible preferred stock, and stockholders’ deficit	$11,153,649	17,792,469

See accompanying notes to financial statements.

MUSICNET, INC.

STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Sales to related parties	$6,411,539	1,263,533	—
Cost of sales	(5,892,190)	(2,264,971)	—
Amortization of prepaid royalty to related party	—	(583,333)	—
Impairment of prepaid royalty to related party	—	(2,916,667)	—

Gross margin	519,349	(4,501,438)	—

Operating expenses:
Product development	8,406,369	8,763,581	8,003,519
General and administrative	3,310,337	4,524,102	4,175,455
Selling and marketing	3,437,329	2,705,275	1,243,984
Amortization of maintenance fee	—	—	700,000

	15,154,035	15,992,958	14,122,958

Operating loss	(14,634,686)	(20,494,396)	(14,122,958)
Other income (expense):
Interest income	87,860	93,509	766,164
Other income, net	274,997	709,999	31,310
Interest expense	(605,172)	(86,931)	—

Net loss	$(14,877,001)	(19,777,819)	(13,325,484)

See accompanying notes to financial statements.

MUSICNET, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Years ended December 31, 2003, 2002, and 2001

	Convertible Preferred Stock		Common Stock		Additional		Total
					Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance at December 31, 2000	5,000,000	$10,010,000	3,000,000	$3,000	6,987,000	(2,907,209)	4,082,791
Issuance of Series A and B preferred stock, net of issuance costs of $262,495	14,000,000	14,737,505	—	—	—	—	—
Issuance of Series B preferred stock, net of issuance costs of $17,125	1,913,044	2,068,093	—	—	—	—	—
Issuance of Class B common stock upon exercise of employee stock options	—	—	1,001	1	409	—	410
Net loss	—	—	—	—	—	(13,325,484)	(13,325,484)

Balance at December 31, 2001	20,913,044	26,815,598	3,001,001	3,001	6,987,409	(16,232,693)	(9,242,283)
Issuance of Series C preferred stock, net of issuance costs of $171,999	6,838,236	9,128,001	—	—	—	—	—
Issuance of Class B common stock upon exercise of employee stock options	—	—	14,549	15	5,805	—	5,820
Net loss	—	—	—	—	—	(19,777,819)	(19,777,819)

Balance at December 31, 2002	27,751,280	35,943,599	3,015,550	3,016	6,993,214	(36,010,512)	(29,014,282)
Issuance of Series D preferred stock, net of issuance costs of $53,000	3,688,524	4,446,999	—	—	—	—	—
Conversion of Class A common stock into Series AA convertible preferred stock	3,000,000	6,990,000	(3,000,000)	(3,000)	(6,987,000)	—	(6,990,000)
Net loss	—	—	—	—	—	(14,877,001)	(14,877,001)

Balance at December 31, 2003	34,439,804	$47,380,598	15,550	$16	6,214	(50,887,513)	(50,881,283)

See accompanying notes to financial statements.

MUSICNET, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(14,877,001)	$(19,777,819)	$(13,325,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,238,331	1,790,149	742,398
Amortization of maintenance fee to related party	—	—	700,000
Amortization of prepaid royalty to related party	—	583,333	—
Loss on disposal of assets	—	—	41,577
Loss on impairment of prepaid royalty to related party	—	2,916,667	—
Amortization of prepaid license fees to related parties	1,952,175	705,034	—
Interest on loan receivable from officer	(45,000)	(11,250)	—
Change in certain assets and liabilities:
Trade accounts receivable from related parties	(2,183,722)	—	—
Prepaid license fee to related party	(250,000)	(2,250,000)	(1,600,000)
Prepaid license fees	795,839	(1,445,000)	—
Prepaid advertising fee to related party	200,000	—	(200,000)
Prepaid royalty and maintenance fees to investor	—	—	(4,200,000)
Other receivables from related party	(87,496)	(129,609)	(73,326)
Other assets	107,691	(979,037)	(147,503)
Deposit held by related party	—	—	(36,005)
Accounts payable	(480,610)	354,901	67,697
Accrued expenses	666,620	1,599,695	2,392,765
Accrued interest	605,172	86,931	—
Payable to related party	—	(219,988)	(3,475,711)
Deferred revenue	—	(200,000)	200,000

Net cash used in operating activities	(11,358,001)	(16,975,993)	(18,913,592)

Cash flows from investing activities:
Purchases of property and equipment	(451,291)	(2,264,883)	(3,671,401)
Proceeds from sale of property and equipment	—	—	15,000
Loan receivable from officer	—	(750,000)	—

Net cash used in investing activities	(451,291)	(3,014,883)	(3,656,401)

Cash flows from financing activities:
Proceeds from convertible notes payable	3,000,000	6,200,000	—
Net cash proceeds from issuances of preferred stock	4,446,999	9,128,001	16,805,598
Net cash proceeds from issuance of common stock	—	5,820	410

Net cash provided by financing activities	7,446,999	15,333,821	16,806,008

Net decrease in cash and cash equivalents	(4,362,293)	(4,657,055)	(5,763,985)
Cash and cash equivalents at beginning of year	6,574,510	11,231,565	16,995,550

Cash and cash equivalents at end of year	$2,212,217	$6,574,510	$11,231,565

Supplemental disclosure of noncash activity:
Issuance of convertible promissory note in lieu of making cash payments	$—	$1,886,205	$—

See accompanying notes to financial statements.

MUSICNET, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(1) Nature of Business and Summary of Significant Accounting Policies

     (a) Nature of Business

      MusicNet, Inc., formerly “Havana, Inc.” and “Musicnet.com, Inc.,” (the Company) was incorporated on December 17, 1999 in the State of Delaware. The Company offers a music subscription service featuring on-demand downloads and streams of music from all the major recording labels. The Company has offices in New York, New York and Seattle, Washington.

      From inception through December 31, 2001, the Company had been in the development stage and its activities principally consisted of developing its product, entering into collaborative agreements, recruiting personnel, and obtaining financing. During its development stage, the Company did not generate revenues from its product and technology efforts. The Company commenced principal operations during 2002.

     (b) Cash and Cash Equivalents

      The Company’s cash and cash equivalents are comprised of a checking account and money market accounts held with major U.S. financial entities. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     (c) Trade Accounts Receivable from Related Party

      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The trade accounts receivable balance at December 31, 2003 is due from a distributor that is a related party. The December 31, 2002 accounts receivable balance was due from a different distributor that is also a related party. The Company has not experienced any bad debts to date and does not anticipate credit losses from the accounts receivable balance due at December 31, 2003 from its one related party distributor. As such, the Company has not established an allowance for doubtful accounts at either December 31, 2003 or December 31, 2002.

     (d) Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Estimated
Useful Life

Computer equipment and software	3 years
Furniture and fixtures	3 years
Leasehold improvements	Lesser of lease term or 5 years
Building	35 years

      Expenditures for maintenance and repairs are expensed as incurred.

     (e) Revenue Recognition

      The Company recognizes revenue from content subscription services. The Company recognizes revenue when the Company’s services have been provided, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable.

      During 2003, the Company generated all of its revenues from two related party distributors of the Company’s products. One distributor comprised approximately 89% of revenues while the second distributor

MUSICNET, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2003, 2002, and 2001

comprised approximately 11% of revenues. During 2002, all of the Company’s revenue was generated from one related party distributor.

     (f) Cost of Sales

      Cost of sales includes content, publishing and technology costs. Cost of sales includes amortization of prepaid license fees to investors of $1,952,175, $705,034, and $0 in 2003, 2002, and 2001, respectively. Cost of sales also includes expenses associated with use of an related party’s digital rights management software of $116,115, $22,437, and $0 in 2003, 2002, and 2001, respectively.

     (g) Product Development, Advertising and Software Development

      Product development costs are expensed as incurred. Advertising costs are not significant in 2003, 2002, and 2001. Software development costs are required to be capitalized when a product’s technological feasibility has been established through the date the product is available for general release to customers. The Company has not capitalized any software development costs as technological feasibility is generally not established until a working model is completed, at which time substantially all development is complete.

     (h) Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 excludes goodwill from its impairment scope, allows different approaches in cash flow estimation, and extends discontinued operations treatment, previously applied only to operating segments, to more discrete business components. The impairment model under SFAS No. 144 is otherwise largely unchanged from SFAS No. 121, and adoption of this standard did not have a material effect on the Company’s financial statements.

      In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

      In September 2002, the Company recognized an impairment loss on the prepaid royalty to investor of $2,916,667. Refer to note 5(c).

     (i) Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax

MUSICNET, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2003, 2002, and 2001

credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to amounts which are more likely than not to be realized.

     (j) Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and license fees and accrued liabilities for certain royalties. Actual results could differ from those estimates.

     (k) Financial Instruments and Concentrations of Risk

      The Company’s financial instruments consist of cash, cash equivalents, accounts receivable, and accounts payable. The fair value of these instruments approximates their financial statement carrying amounts due to their short maturities.

      The Company is dependent on the five major record companies, four of whom are investors, for distribution rights of its music service. The original agreements were entered into during 2001 and 2002 for a three-year period. As these record companies represent a significant percentage of the music industry’s distributors, if these record companies discontinued supplying distribution rights to the Company or do not renew these agreements upon expiration in 2004 to 2005, it would have a material adverse impact on the Company’s financial position, results of operations, and liquidity.

(l) Stock-Based Compensation

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the fair value of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148. The following table illustrates the

MUSICNET, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2003, 2002, and 2001

effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001

Net loss:
As reported	$(14,877,001)	(19,777,819)	(13,325,484)
Deduct stock-based employee compensation determined under fair value based method for all awards	(34,991)	(29,557)	(18,998)

	$(14,911,992)	(19,807,376)	(13,344,482)

      On the date of grant, the per share weighted average values of stock options granted to employees and officers during 2003, 2002 and 2001, was $0.04, $0.05, and $0.05, respectively.

      The per share weighted average value of stock options granted to employees and officers during 2003, 2002, and 2001 on the date of grant was determined using the minimum value method with the following assumptions: expected dividend yield of 0%, risk-free interest rates ranging from 1.63% to 4.71% and an expected life of five years.

(m) Reclassifications

      Certain reclassifications have been made to the 2002 and 2001 financial statements for consistent presentation.

(2)	Liquidity

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses and negative operating cash flows. The Company’s continuance as a going concern is dependent on its ability to raise capital and ultimately to achieve profitability.

      Management is presently evaluating capital sources to sustain the Company. No assurances can be given that the Company will be successful in raising additional capital or that the Company will achieve profitability or positive cash flows. If the Company is unable to raise adequate additional capital and achieve profitability and positive cash flows, there can be no assurance that the Company will continue as a going concern.

      The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MUSICNET, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2003, 2002, and 2001

(3)	Property and Equipment

      Property and equipment consist of the following at December 31, 2003 and 2002:

	2003	2002

Computer equipment and software	$6,147,731	5,758,883
Furniture and fixtures	486,060	460,352
Leasehold improvements	505,419	468,684
Building	116,786	116,786
Land	38,929	38,929

	7,294,925	6,843,634
Less accumulated depreciation and amortization	(4,813,577)	(2,575,246)

	$2,481,348	4,268,388

(4)	Accrued Expenses

Accrued expenses consist of the following at December 31, 2003 and 2002:

	2003	2002

Professional fees	$251,370	214,075
Payroll and related expenses	438,977	514,360
Computer equipment and software support	155,469	503,467
Publishing royalties and other cost of sales related accruals	1,825,771	218,503
Other	101,288	655,850

	$2,772,875	2,106,255

(5)	Related Party Transactions

      The Company has five investors that entered into arrangements with the Company relating to the Company’s offering of on demand downloads and streaming music. All agreements were entered into in April 2001 unless otherwise stated:

(a) The Company entered into subscription service agreements in April 2001 with three of its investors, in July 2001 with a fourth investor and in November 2002 with a convertible note holder. These agreements permit the Company to copy, store, transmit and distribute music in digital form to customers for a fee. In 2002, the Company renegotiated the terms of certain subscription services agreements entered into in 2001. A total of $250,000, $400,000, and $1,600,000 of prepaid service fees have been paid to investors under these agreements and $1,136,143, $705,034, and $0, was amortized as costs of sales in 2003, 2002, and 2001, respectively. These prepaid service fees are included as prepaid license fee to investors in the balance sheets at December 31, 2003 and 2002. Under an agreement with one investor, $200,000 was paid in 2001 for future advertising services. In 2003, the Company determined it would not use such services and expensed the full amount of the prepaid in 2003. Additionally, the Company entered into digital download agreements with certain investors and other distributors of music in 2002.

(b) In April 2001, the Company entered into separate distribution agreements with two of its investors.

MUSICNET, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2003, 2002, and 2001

(c) In April 2001, the Company entered into an Infrastructure Software License Agreement (ISLA) with an investor under which the Company licensed a software solution for streaming recorded music content provided to end users. Under this agreement $4.2 million was paid to an investor in 2001 representing prepaid license fees of $3.5 million and $700,000 of prepaid maintenance fees. This license fee of $3.5 million had been included as prepaid royalty and maintenance fees to investors in the balance sheet at December 31, 2001. The Company amortized $583,333 of maintenance fees in 2002 with the remaining $2,916,667 recognized as an impairment loss upon the modification of the agreement in September 2002 to reflect diminished benefits arising from the license. As a part of this decision, the Company reduced its committed maintenance fee payments to $675,000 through April 2006, from $700,000 annually. Refer to note 6(b). Maintenance fees of $218,875, $100,000, and $700,000 were paid in 2003, 2002, and 2001, respectively. In addition to the license fee the Company pays a royalty for use of the Digital Rights Management (DRM) System software for the term of the agreement. The royalty expense recorded was $116,115, $22,437, and $0 in 2003, 2002, and 2001, respectively. Other arrangements with this investor include:

•	The Company entered into several ancillary technology agreements with the investor such as the software development kit (SDK) license agreement and the intellectual property and software license agreements that each expire in April 2006. There were no license fees to the Company for these ancillary rights.

•	A corporate services agreement for various corporate support services such as finance, tax, human resources and legal, etc. Corporate service expenses incurred under this agreement were $0, $0, and $1,147,000 for 2003, 2002, and 2001, respectively.

•	Sub-leasing office space. Refer to note 6(a).

•	During 2001, the Company reimbursed this investor approximately $3.7 million for operating and administrative expenses that were paid by the investor on behalf of the Company.

•	In December 2001, the Company entered into a services agreement with the investor for the provision of streaming media services through August 2004. The agreement was amended in 2002 to adjust the term to end in January 2004 and reduce the minimum monthly fee commitment based on usage to $30,000. Refer to note 6(b). A total of $240,000 and $461,730 was paid under this agreement in 2003 and 2002, respectively.

(6)	Commitments and Contingencies

(a)	Office Space

      The Company currently leases office space under a noncancelable operating lease with an investor which expires in September 2004. Future minimum payments under this lease are $619,920 in 2004. Rent expense under this lease was $826,564, $826,564, and $998,000, in 2003, 2002, and 2001, respectively. The Company currently also leases office space under a noncancelable operating lease with an unrelated party in New York. As of December 31, 2003, future minimum payments under all noncancelable operating leases are as follows:

2004	$1,088,416
2005	468,496
2006	39,041

Future minimum lease payments	$1,595,953

MUSICNET, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2003, 2002, and 2001

      Total rent and occupancy expense for 2003, 2002, and 2001, totaled $1,338,765, $1,021,786, and $998,000, respectively.

(b)	Technology

      As discussed in note 5(c) above, the Company pays an investor an annual maintenance and upgrade fee for the DRM which is $200,000 in 2004, $200,000 in 2005, and $50,000 in 2006. The fees to the same investor for the streaming media services are $30,000 in 2004.

(c)	Warranties

      The Company has entered into service level agreements providing warranties that certain levels of uptime reliability will be achieved. In the event that the Company fails to meet required levels of service, refunds may be due to its customer. To date, the Company has not provided credits or other concessions related to these service level agreements.

(7)	Income Taxes

      The Company has accumulated a net operating loss carryforward of approximately $48 million through December 31, 2003. This carryforward will begin to expire in 2020. Certain research and development tax credits of approximately $714,000 will begin to expire in 2021.

      Because the Company has incurred losses since inception, and it is more likely than not that deferred tax assets will not be realizable, a valuation allowance entirely offsetting deferred tax assets has been established, thereby eliminating any deferred tax benefit in 2003 and 2002. The increase in the valuation allowance of approximately $5.4 million and $8.7 million in 2003 and 2002, respectively, is primarily the result of the net operating losses incurred each year.

      The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$16,312,000	11,116,000
Prepaid royalty	714,000	992,000
Research credit carryforward	714,000	394,000
Other	5,000	46,000
Accrued compensation accruals	172,000	71,000

Gross deferred tax assets	17,917,000	12,619,000
Less valuation allowance	(17,900,000)	(12,547,000)

	17,000	72,000
Deferred tax liabilities — property and equipment	(17,000)	(72,000)

Net deferred tax assets	$—	—

      Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50% of the stock. Such determination could limit the utilization of net operating loss and tax credit carryforwards.

MUSICNET, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2003, 2002, and 2001

(8)	Convertible Notes Payable

      In July 2002, the Company borrowed $2,325,000 from an existing investor by issuing a convertible promissory note which matures in July 2009. In November 2002, the Company borrowed an additional $3,875,000 from this investor by issuing another convertible promissory note which matures in November 2009. These notes carry interest at a rate of 6% per annum. All interest is payable on the maturity date. The principal amount of each note is convertible, in whole or in part, at any time at the option of the holder into shares of Series C Preferred Stock at a conversion price of $1.36 per share. All interest accrued on the principal amount converted is forfeited by the investor. The note automatically converts in the case of an acquisition of the Company or upon the occurrence of certain bankruptcy and insolvency events or upon a liquidation or dissolution of the Company. The Company may prepay each note at any time on or after the fourth anniversary of the date of such note.

      In April 2003, the Company borrowed an additional $3,000,000 from this investor by issuing a convertible promissory note which matures in April 2010. This note carries interest at a rate of 6% per annum. The principal amount of the note is convertible, in whole or in part, at any time at the option of the holder into shares of Series D Preferred Stock at a conversion price of $1.22 per share. All interest accrued on the principal amount converted is forfeited by the investor. The note automatically converts in the case of an acquisition of the Company or upon the occurrence of certain bankruptcy and insolvency events or upon a liquidation or dissolution of the Company. The Company may prepay this note at any time on or after the fourth anniversary of the date of such note.

      The Company recorded $492,000 and $77,500 of interest expense in 2003 and 2002, respectively, from these notes.

      In November 2002, the Company issued a convertible promissory note in the principal amount of $1,886,205 to an unrelated party in lieu of making certain payments due to such party. The note carries interest at a rate of 6% per annum and matures in December 2005. Interest is payable only on the maturity date. The principal amount of the note and accrued interest thereon is convertible into Series C Preferred Stock at a conversion price of $1.36 per share only on the maturity date. The note cannot be prepaid. The Company recorded $113,172 and $9,431 of interest expense in 2003 and 2002, respectively, from this note.

(9)	Convertible Preferred Stock

      At December 31, 2003, convertible preferred stock consisted of the following:

	Shares
			Aggregate
		Issued and	Liquidation
	Authorized	Outstanding	Preference

Series A	5,800,000	5,800,000	$10,614,000
Series AA	3,000,000	3,000,000	4,530,000
Series B	15,200,000	15,113,044	16,473,218
Series C	17,000,000	6,838,236	12,992,648
Series D	6,200,000	3,688,524	4,500,000

	47,200,000	34,439,804	$49,109,866

      The outstanding Series A, AA, B, C, and D Convertible Preferred Stock carry noncumulative dividends of 6% per annum on the original issue price. No dividends have ever been declared. As of December 31, 2003, the Series A, AA, B, C, and D Convertible Preferred Stock have per share liquidation preferences of $1.83,

MUSICNET, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2003, 2002, and 2001

$1.51, $1.09, $1.90, and $1.22, respectively. Each class of preferred stock ranks pari passu with each other, and in priority to the Common Stock.

      The Preferred Stock is convertible at the option of the holder into Common Stock at a rate of the original issue price divided by the conversion price, which is equal to the liquidation preferences noted above for Series A, AA, B, and D Preferred Stock. The Series C Preferred Stock is convertible at the option of the holder into Common Stock at a rate of the original issue price ($1.36) divided by the conversion price, which is also $1.36. The conversion prices are subject to customary anti-dilution adjustments.

      The Preferred Stock shall automatically convert into Common Stock upon the closing of an underwritten initial public offering provided the offering raises at least $30,000,000 of cash proceeds to the Company at a price per share of not less than $10.00 (“Qualified Public Offering”). In addition, a series of Preferred Stock shall automatically convert into Common Stock if the holders of at least 60% of the then outstanding shares of such series of Preferred Stock vote to convert.

      Holders of the Preferred Stock are entitled to certain approval rights. So long as any shares of a particular class of Preferred Stock is outstanding, the Company may not, without first obtaining the approval of holders of at least 60 percent of the then outstanding shares of Series B, C, and D Preferred Stock and a majority of the then outstanding shares of Series A and AA Preferred Stock, voting together by class of Preferred Stock: (i) make or effect any amendments, waivers or other changes to the August 2003 amended and restated certificate of incorporation or the Company’s by-laws or adopt any certificate of designation if such amendment, waiver, change or adoption would materially and adversely change the rights, preferences or privileges of the particular class of Preferred Stock, or (ii) create any class or series of shares with rights, preferences or privileges which are senior to the particular class of Preferred Stock.

      Holders of Preferred Stock are entitled one vote for each share of Common Stock to which the Preferred Stock is convertible at any stockholders’ meeting. Except as required by law or the Company’s Amended and Restated Certificate of Incorporation, holders of Common Stock and Preferred Stock vote together as one class on all matters submitted to a vote of the stockholders.

      A merger or consolidation of the Company into another entity in which the stockholders of the Company own less than 55% of the combined voting power of the then outstanding shares of the surviving entity, or the sale, lease or other disposition of all or substantially all assets of the Company will be deemed a liquidation event. Holders of convertible preferred stock are entitled to be paid out of the assets of the Company their share of such proceeds according to their respective liquidation preferences upon a liquidation event. These liquidation characteristics require classification of the convertible preferred stock outside of the equity section of the accompanying balance sheet.

(10)	Common Stock

      Dividends on common stock are shared equally, on a per share basis, in any dividends that may be declared on the Common Stock subject to the prior rights of holders of Preferred Stock. If, after the payment to holders of the Preferred Stock their entire preference amounts, assets or surplus funds remain in the Company, the holders of Common Stock are entitled to receive on a pro rata basis all of such remaining assets and surplus funds.

      Holders of Common Stock are entitled to one vote per share at any stockholders’ meeting. Except as required by law or the Company’s Amended and Restated Certificate of Incorporation, holders of Common Stock and Preferred Stock vote together as one class on all matters submitted to a vote of the stockholders.

MUSICNET, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2003, 2002, and 2001

      In connection with the Company amending and restating its certificate of incorporation in August 2003, each share of Class A Common Stock was converted into shares of Series AA Preferred Stock and each share of Class B Common Stock was converted into Common Stock.

(11)	Stock Option Plans

      The Company has adopted the 2000 Stock Option Plan (the Plan), which provides for the granting of incentive and nonqualified common stock options for key employees, directors and consultants. No options have been granted to consultants through December 31, 2003. The board of directors has reserved 3,444,444 shares of common stock to be issued in conjunction with the Plan. The board of directors is authorized to administer the Plan and establish the stock option terms, including grant price and vesting period.

      Incentive stock options typically vest over a five-year period and have an exercise price of not less than the fair market value of the stock on the grant date. During 2002, the Company modified the Plan such that outstanding nonqualified options and future nonqualified stock option grants are exercisable during continued employment or within two years from terminating employment. Previously, nonqualified stock options were exercisable during continued employment, or within ninety days of terminating employment. To date, no such option holders on the date of modification have exercised stock options and benefited from this modification. Should option holders as of the date of the modification benefit from the extended period of time after employment termination to exercise their stock option grants in the future, compensation expense may be required if the fair market value of the Company’s stock on the date of exercise exceeds the fair market value on the date of modification in 2002. Stock options typically expire ten years from the date of grant. If a participant owns more than 10% of the total voting power of all classes of the Company’s stock, then the exercise price per share of an incentive stock option shall not be less than 110% of the fair market value of the common stock on the grant date and the option term shall not exceed five years.

      A summary of stock option activity is as follows:

		Outstanding Options

	Shares		Weighted
	Available for	Number of	Average
	Grant	Shares	Exercise Price

Balance at December 31, 2000	2,000,000	—	$—
Plan amendments	1,444,444	—	—
Granted	(2,775,150)	2,775,150	3.08
Forfeited	441,500	(441,500)	7.95
Exercised	—	(1,001)	0.40

Balance at December 31, 2001	1,110,794	2,332,649	2.05
Granted	(870,000)	870,000	0.50
Forfeited	302,460	(302,460)	3.52
Exercised	—	(14,549)	0.40

Balance at December 31, 2002	543,254	2,885,640	1.47
Granted	(293,000)	293,000	0.50
Forfeited	704,920	(704,920)	1.50
Exercised	—	—	—

Balance at December 31, 2003	955,174	2,473,720	$1.34

MUSICNET, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2003, 2002, and 2001

      Options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.40	1,427,106	7.66	$0.40	617,615	$0.40
0.50	812,100	9.39	0.50	177,600	0.50
10.00	234,514	6.75	10.00	163,614	10.00

	2,473,720	8.78	$1.34	958,829	$2.06

(12) 401(k) Plan

      Employees may participate in the Company’s 401(k) Plan (the Plan). Participating employees may contribute a portion of their salary to the Plan up to the maximum allowed by the federal tax guidelines. The Company may make discretionary contributions to the Plan. The Company made no contributions in 2003, 2002, or 2001.

(13) Legal Proceedings

      During 2001, the European Commission and the German Federal Cartel Office initiated certain requests for information relating to the Company and the online music business. Additionally, in October 2001, the Antitrust Division of the United States Department of Justice issued a Civil Investigation Demand (a request for information) to the Company relating to the online music business. In all instances noted, no complaint has been filed against the Company, and the Company is cooperating with the various regulatory authorities’ inquiries.

      The Company is also involved in various other claims and legal actions arising in the ordinary course of business whose ultimate disposition, in the opinion of management, will not have a material effect on the Company’s financial position, results of operations or liquidity.

(14) Loan and Put Agreement with Officer

      In October 2001, the Company executed an Offer Letter with an officer of the Company which gave the officer the option to borrow up to $750,000 at an interest rate of 6%, to be used solely for the purchase of a residence. The officer took a non-recourse promissory note for the amounts set forth above in September 2002. The amounts borrowed mature on the earlier of May 23, 2006 or nine months after termination of employment without cause. The Company recognized $45,000 and $11,250 of interest income on the loan in 2003 and 2002, respectively. In addition, the Company and officer entered into a Put Agreement in September 2002 in which the officer was granted a put right to require the Company to purchase all, but not less than all, of the shares that have been exercised under the officer’s stock option grants which have been owned by the officer for at least six months prior to the maturity date of the loan. As of December 31, 2003, the officer had not exercised any stock options. The put price is based on the then current fair value as determined by the board of directors, subject to the officer’s right to an appraisal. The put right will expire upon an IPO.

EXHIBIT INDEX

Exhibit
Number		Description

10.1	0	RealNetworks, Inc. Director Compensation Stock Plan
14.1		RealNetworks, Inc. Code of Business Conduct and Ethics
21.1		Subsidiaries of RealNetworks, Inc.
23.1		Consent of KPMG LLP
23.2		Consent of KPMG LLP
31.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002