Form 10-Q
period 2004-03-31
REALNETWORKS INC
filed 2004-05-10
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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
Yes ☒ No ☐

The number of shares of the registrant’s Common Stock outstanding as of May 3, 2004 was 168,895,671.

RealNetworks, Inc.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$363,804	373,593
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	11,965	10,618
Prepaid expenses and other current assets	9,792	8,879

Total current assets	385,561	393,090

Equipment and leasehold improvements, at cost:
Equipment and software	39,811	37,110
Leasehold improvements	25,871	26,085

Total equipment and leasehold improvements	65,682	63,195
Less accumulated depreciation and amortization	35,100	33,258

Net equipment and leasehold improvements	30,582	29,937

Restricted cash equivalents	20,151	19,953
Notes receivable from related parties	799	771
Investments	34,694	34,577
Other assets	3,654	4,069
Goodwill, net	119,371	97,477
Other intangible assets, net	7,535	1,065

Total assets	$602,347	580,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,551	6,865
Accrued and other liabilities	43,090	39,400
Deferred revenue, excluding non-current portion	32,884	31,186
Accrued loss on excess office facilities and content agreement, excluding non-current portion	7,014	4,960

Total current liabilities	92,539	82,411

Deferred revenue, excluding current portion	2,621	4,561
Accrued loss on excess office facilities and content agreement, excluding current portion	24,014	24,099
Deferred rent	3,383	3,382
Convertible debt	100,000	100,000
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	–	–
Undesignated series: authorized 59,800 shares	–	–
Common stock, $0.001 par value
Authorized 1,000,000 shares; issued and outstanding 168,814 shares in 2004 and 164,197 shares in 2003	169	164
Additional paid-in capital	661,999	639,369
Notes receivable from shareholders	(58)	(58)

Deferred stock compensation	(576)	(620)
Accumulated other comprehensive income	8,247	7,184
Accumulated deficit	(289,991)	(279,553)

Total shareholders’ equity	379,790	366,486

Total liabilities and shareholders’ equity	$602,347	580,939

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Quarters ended
	March 31,
	2004	2003
Net revenue (A)	$60,390	46,866
Cost of revenue (B)	21,761	13,784
Loss on content agreement	4,938	—

Gross profit	33,691	33,082

Operating expenses:
Research and development (excluding non-cash stock-based compensation, included below, of $174 and $301, respectively)	12,251	10,907
Sales and marketing	22,203	18,303
General and administrative (excluding non-cash stock-based compensation, included below, of $92 and $0, respectively)	6,821	5,497
Antitrust litigation	2,321	—
Stock-based compensation	266	301

Total operating expenses	43,862	35,008

Operating loss	(10,171)	(1,926)

Other income (expense):
Interest income, net	860	1,265
Equity in net loss of MusicNet	(1,115)	(1,731)
Impairment of equity investments	–	(424)
Other, net	90	56

Other expense, net	(165)	(834)

Net loss before income taxes	(10,336)	(2,760)
Income tax provision	(102)	(78)

Net loss	$(10,438)	(2,838)

Basic and diluted net loss per share	$(0.06)	(0.02)
Shares used to compute basic and diluted net loss per share	166,961	157,431
Comprehensive loss:
Net loss	$(10,438)	(2,838)
Unrealized gain (loss) on investments:
Unrealized holding gains (losses)	1,309	(804)
Adjustments for (gains) losses reclassified to net loss	(53)	424
Foreign currency translation gains (losses)	(193)	10

Comprehensive loss	$(9,375)	(3,208)

(A) Components of net revenue:
License fees	$18,246	16,272
Service revenue	42,144	30,594

Comprehensive loss	$60,390	46,866

(B) Components of cost of revenue:
License fees	6,210	1,323
Service revenue	15,551	12,461

	$21,761	13,784

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarters Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(10,438)	(2,838)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,382	2,697
Stock-based compensation	266	301
Equity in net losses of equity method investees	1,115	1,731
Loss on sale of equipment	19	—
Gain on sale of investment	(53)	—
Impairment of equity investment	—	424
Loss on content agreement	4,938	—
Net change in certain operating assets and liabilities	3,017	(3,874)

Net cash provided by (used in) operating activities	2,246	(1,559)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,129)	(1,250)
Purchases of short-term investments	(28,273)	(84,749)
Proceeds from sales and maturities of short-term investments	82,916	80,222
Purchases of long-term investments	—	(4,000)
Increase in restricted cash equivalents	(198)	(2,500)
Proceeds from sale of investments	77	—
Payment of acquisition costs, net of cash acquired	(10,395)	—

Net cash provided by (used in) investing activities	40,998	(12,277)

Cash flows from financing activities:
Net proceeds from exercise of stock options	1,734	446

Net cash provided by financing activities	1,734	446

Effect of exchange rate changes on cash	(151)	73

Net increase (decrease) in cash and cash equivalents	44,827	(13,317)
Cash and cash equivalents at beginning of period	198,028	121,779

Cash and cash equivalents at end of period	242,855	108,462
Short-term investments at end of period	120,949	191,663

Total cash, cash equivalents and short-term investments at end of period	$363,804	300,125

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration in business combinations:
Common stock and options issued in business combination	$20,901	–

Accrued acquisition costs and contingent consideration	$192	–

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

     Inherent in the Company’s business are various risks and uncertainties, including its limited operating history and the limited history of premium subscription services on the Internet. The Company’s success will depend on the acceptance of the Company’s technology and services by the marketplace and the Company’s ability to generate service and license revenue from the use of its technology and services on the Internet.

(b) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2004. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(c) Cash, Cash Equivalents and Short-Term Investments

     Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	March 31, 2004	December 31, 2003
Cash and cash equivalents	$242,855	198,028
Short-term investments	120,949	175,565

Total cash, cash equivalents and short-term investments	$363,804	373,593

Restricted cash equivalents	$20,151	19,953

     Restricted cash equivalents at March 31, 2004 represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters, (c) cash equivalents of $2.75 million pledged as collateral against guaranteed minimum payments under a discontinued content agreement, and (d) $100,000 pledged as collateral in connection with credit agreements with certain financial institutions.

     The majority of short-term investments mature within twelve months from the date of purchase.

     The Company has classified as available-for-sale all marketable debt and equity securities for which there is a determinable fair market value and on which the Company has no restrictions to sell within the next 12 months. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of shareholders’ equity, net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). The cost basis for determining realized gains and losses on available-for-sale securities is determined using the specific identification method.

(d) Notes Receivable from Related Parties and Shareholders

     Notes receivable from related parties consist of cash advances made in 2000 by Listen.com, Inc. (Listen) to certain former officers of Listen. The notes bear interest at rates ranging from 6.13% to 6.60% and are due between February 2005 and September 2005.

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

(g) Revenue Recognition

     The Company recognizes revenue in connection with its software products pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Some of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. If the consulting services are essential to the functionality of the software, or payment of the license fee depends on the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

     For transactions not falling under the scope of SOP 97-2, the Company’s revenue recognition policies are in accordance with EITF 00-21 and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.”

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

     For multiple element arrangements when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, the Company recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. If specific objective evidence does not exist for an undelivered element in a software arrangement, which may include distribution or other term-based arrangements in which the license fee includes support during the arrangement term, revenue is recognized over the term of the support period commencing upon delivery of the Company’s technology to the customer. For software license fees in single element arrangements such as consumer software sales and music copying or “burning,” revenue recognition typically occurs when the product is made available to the customer for download or when products are shipped to the customer, or in the case of music burns and downloads, when the burn or download occurs.

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

     Service revenue includes payments under support and upgrade contracts, media subscription services, and fees from consulting services and streaming media content hosting. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenue is recognized ratably over the period that services are provided, which is generally one to twelve months. Other service revenue is recognized when the services are performed. Service revenue also includes fees generated from advertising appearing on the Company’s Web sites and products. The Company may guarantee a minimum number of advertising impressions, click-throughs or other criteria on the Company’s Web sites or products for a specified period. To the extent these guarantees are not met, the Company defers recognition of the corresponding revenue until guaranteed delivery levels are achieved.

(h) Net Loss Per Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

     The share count used to compute basic and diluted net loss per share is calculated as follows (in thousands):

	Quarter
	Ended March 31,
	2004	2003
Weighted average shares outstanding	167,187	157,757
Less restricted shares	(226)	(326)

Shares used to compute basic and diluted net loss per share	166,961	157,431

     Potential dilutive securities outstanding were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Potential dilutive securities for the three months ended March 31, 2004 included options to purchase approximately 35,408,000 common shares and approximately 10,750,000 contingently issuable common shares related to convertible debt. Potential dilutive securities for the three months ended March 31, 2003 included options to purchase approximately 34,823,000 common shares.

(i) Derivative Financial Instruments

     During the three months ended March 31, 2004, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

     At March 31, 2004, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value
British Pounds (“GBP”) (contracts to pay US$/receive GBP)	(GBP)	600	$1,084	$5
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR)	1,400	$1,716	$17
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN)	239,000	$2,195	$(73)

     At December 31, 2003, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value
British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP)	1,100	$1,926	$34
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR)	2,150	$2,648	$(48)
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN)	295,200	$2,749	$(2)

     No derivative instruments designated as hedges for accounting purposes were outstanding at March 31, 2004, or December 31, 2003.

(j) Comprehensive Loss

The Company’s comprehensive loss for the quarters ended March 31, 2004 and 2003 consisted of net loss, net unrealized gains and losses on investments and the gross amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains and losses on investments has been taken into account if applicable. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Unrealized gains on investments, net of taxes of $16,916 in 2004 and 2003	$8,657	7,401
Foreign currency translation adjustments	(410)	(217)

	$8,247	7,184

(k) Stock-Based Compensation

      The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, the Company accounts for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. Compensation cost for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. Compensation cost for awards to non-employees is based on the fair value of the awards in accordance with SFAS 123 and related interpretations.

      The Company recognizes compensation cost related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” At March 31, 2004, the Company has six stock-based employee compensation plans. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Quarters Ended March 31,
	2004	2003
Net loss as reported	$(10,438)	(2,838)
Plus: stock-based employee compensation expense included in reported net loss, net of related tax effects	266	301
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,648)	(10,584)

Pro forma net loss	$(16,820)	(13,121)

Net loss per share:
Basic and diluted — as reported	$(0.06)	(0.02)
Basic and diluted — pro forma	$(0.10)	(0.08)

(l) Recently Issued Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of

FIN 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The adoption of this Interpretation did not impact the Company’s consolidated financial statements.

     In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, the Company does not currently believe adoption will have a material impact on its results of operations or financial position.

(m) Reclassifications

      Certain reclassifications have been made to the March 31, 2003 consolidated financial statements to conform to the March 31, 2004 presentation.

NOTE 2 — SEGMENT INFORMATION

     Prior to 2004, the Company operated in one business segment: media delivery. The Company began measuring its business by segments beginning in the quarter ended March 31, 2004, and now operates in two business segments; Consumer Products and Services and Business Products and Services, for which the Company receives revenue from its customers. Since the Company began measuring its business by segments beginning in the quarter ended March 31, 2004, comparable results of segment profit and loss for 2003 are not presented as they are not available. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, President, Executive and Senior Vice Presidents, General Counsel, and the Company’s Chief Strategy Officer. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Consumer Products and Services and Business Products and Services and, therefore, the Company reports these as operating segments as defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

      The Company’s customers consist primarily of end users located in the United States and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended
	March 31,
	2004	2003
United States	$43,963	33,769
Europe	10,730	6,914
Rest of the world	5,697	6,183

Total net revenue	$60,390	46,866

      The Company’s segment revenue is defined as follows:

•	Consumer Products and Services revenue is derived from sales of digital media subscription services, the Company’s RealPlayer Plus and other related products, sales and distribution of third party software products, content such as games and music, and advertising. These products and services are sold and provided primarily through the Internet, and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services occur monthly, quarterly or annually, depending on the service purchased.

•	Business Products and Services revenue is derived from sales of media delivery system software, including RealServers and Helix system software for both wireline and wireless systems, related authoring and publishing tools, digital rights management technology, support and maintenance services that the Company sells to customers who purchase these products, broadcast hosting services and consulting services offered to the Company’s customers. These products and services are primarily sold to corporate customers.

      Revenue from external customers by product type is as follows (in thousands):

	Quarters
	Ended March 31,
	2004	2003
Consumer Products and Services	$46,514	32,886
Business Products and Services	13,876	13,980

Total net revenue	$60,390	46,866

      Consumer Products and Services revenue is comprised of the following (in thousands):

	Quarters
	Ended March 31,
	2004	2003
Video, consumer software and other	$27,494	29,645
Music	12,265	831
Games	6,755	2,410

Total Consumer Products and Services revenue	$46,514	32,886

      Consumer Products and Services revenue is also comprised of the following (in thousands):

	Quarters
	Ended March 31,
	2004	2003
Consumer subscription services	$31,562	23,639
Consumer software and related services	14,952	9,247

Total Consumer Products and Services revenue	$46,514	32,886

      Long-lived assets by geographic location are as follows (in thousands):

	March 31,	December 31,
	2004	2003
United States	$156,741	127,694
Europe	214	230
Rest of world	533	555

Total	$157,488	128,479

     Goodwill, net is assigned to the Company’s segments as follows (in thousands):

	March 31,	December 31,
	2004	2003
Consumer Products and Services	$111,556	89,662
Business Products and Services	7,815	7,815

Total	$119,371	97,477

      Reconciliation of segment operating income to net loss before income taxes for the quarter ended March 31, 2004 is as follows (in thousands):

	Consumer Products	Business Products
	and Services	and Services	Reconciling Amounts	Consolidated
Net revenue	$46,514	13,876	—	60,390
Cost of revenue	19,543	2,218	—	21,761
Loss on content agreement	4,938	—	—	4,938

Gross profit	22,033	11,658	—	33,691
Antitrust litigation	—	—	2,321	2,321
Stock based compensation	—	—	266	266
Other operating expenses	28,489	12,786	—	41,275

Operating loss	(6,456)	(1,128)	(2,587)	(10,171)
Total non-operating expenses, net	—	—	(165)	(165)

Net loss before income taxes	$(6,456)	(1,128)	(2,752)	(10,336)

Operating expenses of both Consumer Products and Services and Business Products and Services include costs directly attributable to those segments and an allocation of general and administrative expenses and other corporate overhead costs. General and administrative and other corporate overhead costs are allocated to the segments based on the relative head count of each segment. The accounting policies used to derive segment results are generally the same as those described in Note 1.

The Company was able to identify historical information for segment cost of revenue and as a result presents net revenue and cost of revenue by segment for the quarter ended March 31, 2003 as follows (in thousands):

	Consumer Products	Business Products
	and Services	and Services	Consolidated
Net revenue	$32,886	13,980	46,866
Cost of revenue	12,297	1,487	13,784

Gross profit	$20,589	12,493	33,082

Since the Company began measuring its business by segments beginning in the quarter ended March 31, 2004, comparable results of segment profit and loss for 2003 are not presented as they are not available.

NOTE 3 — ACQUISITION

      On January 30, 2004, the Company acquired all of the outstanding securities of GameHouse, Inc. (GameHouse) in exchange for approximately $9.1 million in cash payments, including an estimated future payment of $0.1 million to cover certain tax obligations of the selling shareholders, and 3.0 million shares and options to acquire 0.3 million shares of RealNetworks common stock valued at approximately $20.9 million. The value assigned to the stock portion of the purchase price is $6.40 per share based on the average closing price of RealNetworks’ common stock for the five days beginning two days prior to and ending two days after January 26, 2004 (the date of the Agreement and Plan of Merger). Options issued were valued based on the Black-Scholes options pricing model. Included in the purchase price is $0.4 million in estimated acquisition-related expenditures consisting primarily of professional fees. Certain former GameHouse shareholders are eligible to receive up to $5.5 million over a four-year period, payable in cash or, at the Company’s discretion, in RealNetworks common stock valued in that amount provided they remain employed by RealNetworks during such period. In addition, the Company may be obligated to pay up to $1.0 million over a four-year period to certain GameHouse employees in the form of a management incentive plan. Such amounts are not included in the aggregate purchase price and, to the extent earned, will be recorded as compensation expense over the related employment periods.

      GameHouse is a developer, publisher and distributor of downloadable PC games. The Company believes that combining GameHouse’s assets with RealNetworks’ subscription games service and downloadable games distribution platform will strengthen the Company’s position in the PC games market. The results of GameHouse’s operations are included in RealNetworks’ consolidated financial statements starting from the date of acquisition.

      A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$9,131
Fair value of RealNetworks common stock and options issued	20,901
Estimated direct acquisition costs	350

Total	$30,382

      The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined as of the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $21.9 million.

      A summary of the allocation of the purchase price follows (in thousands):

Current assets	$1,315
Property and equipment	82
Technology/Games	5,200
Tradename	1,600
Customer list	400

Goodwill	21,894
Current liabilities	(331)
Deferred stock compensation	222

Net assets acquired	$30,382

      Technology/Games have a weighted average estimated useful life of two years. Tradename and customer list have a weighted average estimated useful life of four years.

NOTE 4 — OTHER INVESTMENTS

      RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent of which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. During the quarter ended March 31, 2003, certain of the Company’s investments were written down to fair value based upon the Company’s analysis that the declines in fair value were other-than-temporary resulting in an impairment charge of $0.4 million. Based upon an evaluation of the facts and circumstances at March 31, 2004, the Company determined that there were no other-than-temporary declines in fair value for the quarter then ended.

      As of March 31, 2004, the Company owned marketable equity securities of a Japanese company, representing approximately 14% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has increased from the Company’s original cost of approximately $1.0 million, resulting in a carrying value at March 31, 2004 of $26.4 million. The increase over the Company’s cost basis, net of tax effects is $9.5 million and is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited, and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

NOTE 5 — INVESTMENT IN MUSICNET

      The Company’s investment in MusicNet, Inc. (MusicNet), a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, the Company records in its statement of operations its equity share of MusicNet’s net loss which was $1.1 million for the quarter ended March 31, 2004 and $1.7 million for the comparable period of 2003. The Company owns preferred stock in MusicNet and also owns convertible notes, convertible into shares of MusicNet preferred stock. During 2003, the Company and the other investors in MusicNet contributed additional capital to MusicNet to fund its business. The Company contributed $3.0 million and received additional convertible notes for this investment. The Company anticipates that MusicNet will continue to incur losses in the foreseeable future and will require additional funding. For purposes of calculating the Company’s equity in net loss of MusicNet for the quarter ended March 31, 2004, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses recorded by the Company for the quarter ended March 31, 2004, represent approximately 36.9% of MusicNet’s loss. As of March 31, 2004, the Company’s ownership interest in outstanding shares of capital stock of MusicNet was approximately 25.5% and the carrying value for its investment was $5.4 million. During the quarter ended March 31, 2004, the Company recognized approximately $0.2 million of revenue related to license and services agreements with MusicNet.

NOTE 6 — LOSS ON EXCESS OFFICE FACILITIES AND CONTENT AGREEMENT

      In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. Due to the decline in the market for office space in Seattle and the

Company’s re-assessment of its facilities requirements, the Company has accrued for estimated future losses on excess office facilities. The Company’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. During 2003, the Company secured an additional tenant at a sublease rate lower than the rate used in previous loss estimates. As a result, the Company adjusted its estimates to reflect the lower lease rate and recorded additional losses of $7.1 million. The loss estimates included $14.7 million of sublease income, of which $8.9 million is committed under current sublease contracts. The Company did not identify any factors which caused it to revise its estimates during the quarter ended March 31, 2004. The Company also recorded an accrual for estimated future losses on excess office facilities in its allocation of the Listen purchase price. The Company regularly evaluates the market for office space. If the market for such space declines further in future periods, the Company may have to revise its estimates which may result in additional losses on excess office facilities. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections.

      During the quarter ended March 31, 2004, the Company cancelled a content licensing agreement with one of its content partners. Under the terms of the cancellation agreement, the Company gave up rights to use the content, and ceased using the content in any of its products or services as of March 31, 2004. The resulting expense of $4.9 million represents the estimated fair value of payments to be made in accordance with the terms of the cancellation agreement.

      A summary of activity for the accrued loss on excess office facilities and content agreement is as follows (in thousands):

Accrued loss at December 31, 2003	$29,059
Less amounts paid, net of sublease income	(2,969)
Accrued loss on content agreement	4,938

Accrued loss at March 31, 2004	$31,028

NOTE 7 — CONVERTIBLE DEBT

      During 2003, the Company issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of approximately $9.30 if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchaser may require the Company to purchase all or a portion of its notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company has received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and are being amortized over a 5-year period. Interest expense from the amortization of offering costs in the amount of $0.2 million is recorded in interest income, net for the quarter ended March 31, 2004. There was no interest expense for the quarter ended March 31, 2003. The net proceeds of the issuance are intended to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and working capital requirements.

NOTE 8 — GUARANTEES

      In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”) an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. FIN 45 except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

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

NOTE 9 — LITIGATION

      On March 9, 2004, the Company sued MLB Advanced Media, L.P. (MLBAM) in the U.S. District Court for the Western District of Washington, asserting a claim for breach of contract relating to an agreement between the Company and MLBAM which requires MLBAM to provide certain streaming media content in the Company’s formats. The Company is seeking injunctive relief requiring MLBAM to perform its obligations under that agreement. The Company is also seeking monetary damages and reasonable attorneys fees.

      In December 2003, the Company filed suit against Microsoft Corporation in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws. The Company alleged that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. Microsoft has filed an answer denying the claims and raising a variety of defenses. The Company believes it has a strong case and intends to vigorously pursue the litigation. If successful, the Company may be entitled to both monetary and injunctive relief from Microsoft. The Company expects that the litigation will carry on for several years before it can be resolved through trial.

      In September 2003, a lawsuit was filed against the Company in federal court in Marshall, Texas, alleging that the Company infringes certain patents relating to the transmittal of information recorded on information storage “means” from a central server to subscribers via a high data rate digital telecommunications network. The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover damages from the alleged infringement. The Company has answered the complaint and filed a counterclaim against plaintiff challenging the validity of its patents at issue and asserting inequitable conduct. The Company disputes plaintiff’s allegations in this action and intends to vigorously defend itself against these claims.

      In June 2003, a lawsuit was filed against the Company and Listen in federal district court for the Northern District of Illinois, alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed its answer and a counterclaim against plaintiff challenging the validity of the patents at issue. The trial court has also granted the Company’s motion to transfer the action to the Northern District of California. The Company disputes plaintiff’s allegations in this action and intends to vigorously defend itself.

      In March 2003, William Cirignani filed a putative consumer class action against the Company in Washington state court, alleging causes of action based on the Washington Consumer Protection Act and unjust enrichment. The plaintiff alleges that consumers who attempted to download or purchase certain of the Company’s products and services were fraudulently and deceptively enrolled in, and prevented from canceling, the Company’s subscription services. The plaintiff seeks compensatory damages, equitable relief in the form of an order prohibiting the alleged false and deceptive practices, treble damages and other relief. The trial court has granted the Company’s motion to stay the action pending arbitration on an individual, non-class basis and the issue is on appeal. The Company disputes plaintiff’s allegations in this action and intends to vigorously defend itself against these claims.

      In July 2002, a lawsuit was filed against the Company in federal court in Boston, Massachusetts, alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed counterclaims against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as its recovery of damages for plaintiff’s infringement of a Company patent, and reasonable attorneys fees and costs. The Company disputes plaintiff’s allegations in this action and intends to vigorously defend itself.

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

      The discussion in this report contains forward-looking statements that involve risks and uncertainties. RealNetworks’ actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Factors that May Affect Our Business, Future Operating Results and Financial Condition,” included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents that RealNetworks files from time to time with the Securities and Exchange Commission, particularly RealNetworks’ Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included in this report.

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

      Over the last several years, our core business has evolved to address changing dynamics in our industry. We initially developed our business as a leading provider of software technology for the delivery and playback of digital media content over digital networks, and became a leader in that market. We have recently leveraged our technology leadership position and large technology user base to define and develop new markets and businesses predicated on digital media technology. These new businesses principally involve paid digital media content. We have aggressively pursued development of these new businesses, through both internal initiatives and strategic acquisitions of businesses and technologies. As these new businesses have developed, the focus of our core business, including our promotional efforts, has shifted toward these markets and has resulted in significant increases in the number of subscribers to our service offerings. This shift in focus and number of subscribers is reflected in our results of operations in the following primary ways:

•	A significant increase in service revenue, including primarily consumer subscription services;

•	A significant increase in revenue in our video, music and games businesses; and

•	A higher percentage of our total revenue relating to the above areas of our business.

      Despite the growth of our consumer subscription businesses, our overall results have been substantially affected over the last several years by slower sales of our business software products and services. The reduced sales of our business products and services during this period has been caused primarily by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows NT operating system products, which we believe is an illegal practice, and also by general macroeconomic conditions. These macroeconomic conditions resulted in cutbacks in capital and information technology spending by our customers and potential customers. We believe that some or all of these factors have resulted in reduced sales of our business products and services, resulting in declines in related revenue.

      We manage our business, and correspondingly report revenue, based on our two operating segments: Consumer Products and Services and Business Products and Services.

•	Consumer Products and Services, which primarily include: revenue from digital media subscription services such as RealOne SuperPass, RadioPass, Rhapsody, GamePass and stand-alone and add-on subscriptions; revenue from sales and distribution of third party software; sales of content such as game downloads and music copying or “burning;” revenue from sales of premium versions of our RealPlayer and related products; and advertising revenue.

•	Business Products and Services, which primarily include: sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; revenue from support and maintenance services that we sell to customers who purchase our software products; revenue from broadcast hosting services; and revenue from consulting services we offer to our customers.

      In 2003, we acquired all of the outstanding securities of Listen.com, Inc. (Listen). Listen had developed and operated an on-demand streamed music subscription service called the Rhapsody service, which is now operated and integrated as part of our music services. Rhapsody subscribers pay a monthly subscription fee and also have the ability to burn compact discs for which they are charged a per-track fee. The results of Listen’s operations are included in our unaudited condensed consolidated financial statements and related notes thereto since the date of acquisition and impact the comparability of the 2004 results when compared to 2003.

      On January 30, 2004, we acquired all of the outstanding securities of GameHouse, Inc. (GameHouse). GameHouse is a developer, publisher and distributor of downloadable PC games. The acquisition is designed to strengthen our position in the downloadable PC games market by combining the assets of GameHouse with RealNetworks’ downloadable games distribution platform. The results of GameHouse’s operations are included in our unaudited condensed consolidated financial statements since the date of acquisition and impact the comparability of the 2004 results when compared to 2003.

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

     For software related products and services, we recognize revenue pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. Some of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. If the consulting services are essential to the functionality of the software, or payment of the license fee depends on the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

      In addition, for transactions not falling under the scope of SOP 97-2, our revenue recognition policies are in accordance with EITF 00-21 and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, “Revenue Recognition.”

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

     Service revenue includes payments under support and upgrade contracts, RealOne and Rhapsody subscription services, consulting services and streaming media content hosting. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenue is recognized ratably over the period that services are provided. Fees generated from advertising are recognized as advertising is delivered over the term of the contract. Other service revenue is recognized as the services are performed.

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

     Valuation of Deferred Income Tax Assets. In accordance with generally accepted accounting principles, we must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefits in the statement of operations. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macro-economic conditions and issues facing our industry, existing contracts, backlog, our ability to project future results and any appreciation of our investments and other assets. As of December 31, 2003 and March 31, 2004, we had established valuation allowances equal to our net deferred tax assets.

Revenue by Segment

     We operate our business in two segments: Consumer Products and Services and Business Products and Services.

	Quarters Ended March 31,
	2004	2003	Change
	(Dollars in thousands)
Consumer Products and Services	$46,514	32,886	41%
Business Products and Services	13,876	13,980	(1)

Total net revenue	$60,390	46,866	29%

	Quarters Ended March 31,
	2004	2003
	(As a percentage of total net revenue)
Consumer Products and Services	77%	70
Business Products and Services	23	30

Total net revenue	100%	100

     Consumer Products and Services. Consumer Products and Services revenue is derived from sales of digital media subscription services, the Company’s RealPlayer Plus and other related products, sales and distribution of third party software products, sales of digital content such as games and music, and advertising. These products and services are sold primarily through the Internet, and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services occur monthly, quarterly or annually, depending on the service purchased. Consumer Products and Services revenue increased in 2004 primarily due to: (1) growth in subscribers to our digital media subscription services; (2) an increase in revenue related to third-party product distribution agreements; (3) on-line sales of individual songs (which we began selling after we acquired Listen in August 2003); and (4) approximately $2.0 million of revenue resulting from our acquisition of GameHouse in January 2004. These increases were partially offset by decreases in sales of our premium consumer license products. The increases in subscribers and related subscription revenue were primarily due to the inclusion of revenue from our Rhapsody music service since the date of our acquisition of Listen, and subsequent growth in the number of Rhapsody subscribers, as well as subscriber growth in certain of our other subscription offerings including RadioPass and GamePass. We believe the growth in certain of our subscription services is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements.

     Business Products and Services. Business Products and Services revenue is derived from the licensing of our media delivery system software, including Helix system software and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide and consulting services we offer to our customers. These products and services are primarily sold to corporate customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered. Business Products and Services revenue decreased slightly in the first quarter of 2004 from the same period in 2003 due primarily to decreases in revenue from certain of our business software products, including revenue from our OEM partners. The decrease in revenue was offset by an increase in sales of our system software to mobile and wireless infrastructure companies and favorable foreign exchange rates in the quarter as compared to the same period in 2003. We believe the decreases in sales of certain of our business software products were substantially affected by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows NT operating system products, which we believe is an illegal practice, and also by general macroeconomic conditions. These macroeconomic conditions resulted in cutbacks in capital and information technology spending by our customers and potential customers. We also believe all of these factors have negatively impacted sales to customers in a variety of market segments, including customers in the corporate enterprise, broadcast hosting, Internet content provider, non-PC device manufacturer, systems software, telecommunication and original equipment manufacturer markets. No assurance can be given when, or if, we will experience increased sales of our business software products from customers in these markets.

Consumer Products and Services Revenue

     A further analysis of our Consumer Products and Services revenue is as follows:

	Quarters Ended March 31,
	2004	2003	Change
	(Dollars in thousands)
Video, consumer software and other	$27,494	29,645	(7)%
Music	12,265	831	1,376
Games	6,755	2,410	180

Total Consumer Products and Services revenue	$46,514	32,886	41%

     Video, Consumer Software and Other. Video, consumer software and other revenue includes primarily revenue from our RealOne and stand-alone premium video subscription services, RealPlayer Plus and related products, revenue from support services that we sell to customers who purchase these products, and sales and distribution of third-party software products and all advertising other than that related directly to games and music. Revenue decreased in the first quarter of 2004 from the same period in 2003 primarily due to decreases in revenue from our RealOne Superpass subscription service and decreased sales of our premium consumer license products. These decreases were partially offset by an increase in revenue related to third-party product distribution agreements. We believe the decrease in revenue from our RealOne Superpass subscriptions is due primarily to a shift in our marketing and promotional efforts towards our music subscription services. See “Overview” for an analysis of the reasons for declines in sales of our premium consumer products.

     Music. Music revenue primarily includes revenue from our RadioPass and Rhapsody subscription services and sales of music content. The increase in revenue during the first quarter of 2004 as compared to the same period in 2003 is due primarily to the inclusion and subsequent growth of the Rhapsody service (which we began selling after we acquired Listen in August 2003) and the growth of our RadioPass service which we introduced in the fourth quarter of 2002. We also launched an international version of RadioPass at the end of the quarter ended March 31, 2003 which contributed to the growth of our music revenue in the first quarter of 2004. Also, during the quarter ended March 31, 2004, we began offering on-line sales of individual songs through our new music store, which further contributed to revenue growth. We believe the growth is due primarily to the increased focus of our marketing efforts on our music offerings and the broader acceptance of paid on-line music services.

     Games. Games revenue primarily includes revenue from game downloads through our RealArcade service and our GameHouse Web site, revenue from our GamePass subscription service and related advertising. The increase in revenue in the first quarter of 2004 from the same period in 2003 is due primarily to growth of our GamePass subscription service since it was introduced in the fourth quarter of 2002 and approximately $2.0 million of revenue related to our acquisition of GameHouse.

We believe the growth in RealArcade is due to increased focus of our marketing efforts on our games business and the addition of new game titles to our RealArcade and GamePass offerings.

Geographic Revenue

	Quarters Ended March 31,
	2004	2003	Change
	(Dollars in thousands)
United States	$43,963	33,769	30%
Europe	10,730	6,914	55
Rest of the world	5,697	6,183	(8)

Total	$60,390	46,866	29%

     International revenue represented 27% and 28% of total net revenue in the quarters ended March 31, 2004 and 2003, respectively. Revenue generated in Europe was 18% and 15% of total net revenue in the quarters ended March 31, 2004 and 2003, respectively, and revenue generated in the rest of the world was 9% and 13% of total net revenue in the quarters ended March 31, 2004 and 2003 respectively. Europe revenue increased as a percentage of total net revenue in 2004 primarily due to increased sales of systems software products to wireless infrastructure providers in Europe and the continued growth of our internationally focused consumer subscription services. The increase in Europe revenue as a percentage of total net revenue was also partially due to favorable foreign exchange rates in the quarter ended March 31, 2004 as compared to the same period in 2003. Revenue from the rest of the world decreased as a percentage of total net revenue due to a decline in revenue generated in Latin America as a result of the factors described above in “Revenue by Segment — Business Products and Service,” adverse financial conditions in that region and our resulting decreased marketing focus in that region. At March 31, 2004, accounts receivable due from international customers represented approximately 36% of trade accounts receivable. The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. We currently manage a portion of our foreign currency exposures through the use of foreign currency exchange forward contracts and therefore are still subject to some risk of changes in exchange rates. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements. We currently do not hedge the majority of our foreign currency exposures and therefore are subject to the risk of changes in exchange rates. The gross margins on domestic and international revenue are substantially the same.

Revenue

     In accordance with SEC regulations, we also present our revenue based on License Fees and Service Revenue as set forth below.

	Quarters Ended March 31,
	2004	2003	Change
	(Dollars in thousands)
License fees	$18,246	16,272	12%
Service revenue	42,144	30,594	38

Total net revenue	$60,390	46,866	29%

	Quarters Ended March 31,
	2004	2003
	(as a percentage of total net revenue)
License fees	30%	35%
Service revenue	70	65

Total net revenue	100%	100%

     License Fees. License fees primarily include: sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through OEM channels; revenue from sales of premium versions of our RealPlayer Plus and related products; sales of third-party products and content such as game downloads and music copying or “burning.” License fees includes revenue from both our Consumer and Business Products and Services segments. The increase in license fees for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 was primarily due to an increase in incremental revenue of approximately $2.0 million resulting from the acquisition of GameHouse in January 2004, revenue from the on-line sale of individual songs (which we began selling after we acquired Listen in August 2003), and increased sales of our system software to mobile and wireless infrastructure companies.

These increases were offset by decreases in revenue from certain of our business software products, including revenue from our OEM partners and decreased sales of our premium consumer license products. See “Revenue by Segment – Consumer Products and Services” and “Revenue by Segment – Business Products and Services” above for further detailed explanation of changes.

     Service Revenue. Service revenue primarily includes: revenue from digital media subscription services such as RealOne SuperPass, RadioPass, Rhapsody, GamePass and stand-alone and add-on subscriptions; revenue from support and maintenance services that we sell to customers who purchase our software products; revenue from broadcast hosting services; revenue from consulting services we offer to our customers; and revenue from distribution of third party software and advertising revenue. Service revenue includes revenue from both our Consumer and Business Products and Services segments. The increase in service revenue during the quarter ended March 31, 2004 as compared to the same period in 2003 was primarily attributable to growth in subscribers to our digital media subscription services and an increase in revenue related to third-party product distribution agreements, partially offset by decreases in other service offerings including support and upgrades. Our subscription services accounted for approximately $31.6 million and $23.6 million of service revenue during the quarters ended March 31, 2004 and 2003, respectively. The reasons for increases in subscription revenue are described in more detail in “Revenue by Segment — Consumer Products and Services” above. We believe the decreased revenue in our other service offerings, including support and upgrades, are due primarily to the factors described above in “Revenue by Segment – Business Products and Services.”

Deferred Revenue

     Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, unearned subscription services and other prepayments for which the earnings process has not been completed. Deferred revenue at March 31, 2004 was $35.5 million compared to $35.7 million at December 31, 2003. The decrease in deferred revenue during 2004 is primarily due to prepayments received under contracts occurring at a slower rate than recognition of revenue on existing contracts. The slower rate of prepayment receipts has been largely due to the decrease in new business products and services contracts in recent periods, which represent a significant portion of deferred revenue. We believe the decrease in new business products and services contracts results primarily from the conditions described in “Revenue by Segment – Business Products and Services” above. The decrease in prepayments under contracts was partially offset by an increase in deferred revenue from subscription services resulting from an increase in subscribers.

Cost of Revenue

	Quarters Ended March 31,
	2004	2003	Change
	(Dollars in thousands)
Consumer Products and Services	$24,481	12,297	99%
Business Products and Services	2,218	1,487	49

Total cost of revenue	$26,699	13,784	94%

As a percentage of total net revenue	44%	29%

     Cost of Consumer Products and Services. Cost of Consumer Products and Services includes cost of content, and delivery of the content, included in our digital media subscription service offerings, royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment and support services. Cost of Consumer Products and Services for the quarter ended March 31, 2004 increased by 99% from the same period in 2003 and increased as a percentage of consumer products and services revenue to 53% from 37%. The increases in costs both in dollars and as a percentage of revenue were primarily due to the loss on content agreement (as described below), the licensing costs associated with the on-line sale of individual songs and increased costs associated with delivering content to a greater number of subscribers. The costs of content are expensed over the periods the content is available to our subscription services customers. The content costs increased due to an increase in paying subscribers and the costs of adding new content to our services as well as an increase in costs associated with the Rhapsody service. The increase is also due the amortization of intangible assets resulting from the acquisition of GameHouse.

     Cost of Business Products and Services. Cost of Business Products and Services includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to third-party vendors for order fulfillment, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of Business Products and Services revenue for the quarter ended March 31, 2004 increased 49% from the same period in 2003 and increased as a percentage of revenue to 16% from 11%. The increases were primarily due to higher costs of revenue related to custom development work and a shift in mix towards products with higher royalties.

Cost of Revenue

	Quarters Ended March 31,
	2004	2003	Change
	(Dollars in thousands)
License fees	$6,210	1,323	369%
Service revenue	15,551	12,461	25
Loss on content agreement	4,938	—	—

Total cost of revenue	$26,699	13,784	94%

As a percentage of total net revenue	44%	29%

     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees for the quarter ended March 31, 2004 increased by 369% from the same period in 2003 and increased as a percentage of license fees to 34% from 8%. The increases in costs both in dollars and as a percentage of license fees were primarily due to the licensing costs associated with the on-line sale of individual songs. The increase is also due to costs of revenue related to custom development work, an increase in royalties resulting from a shift in product mix towards products with higher royalties and the amortization of intangibles resulting from the acquisition of GameHouse.

     Cost of Service Revenue. Cost of service revenue includes the cost of content, and delivery of the content, included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of service revenue for the quarter ended March 31, 2004 increased 25% from the same period in 2003 but decreased as a percentage of service revenue to 37% from 41%. The increase in costs was primarily due to increased costs associated with delivering content to a greater number of subscribers and the costs of content included in our digital media subscription services. The content costs increased due to an increase in paying subscribers and the costs of adding new content to our services as well as the increase in costs associated with revenue from the Rhapsody service. The decrease in cost of service revenue as a percentage of service revenue was due to fixed content costs for certain contracts applied against a higher revenue base.

     Loss on Content Agreement. During the quarter ended March 31, 2004, we cancelled a content licensing agreement with PGA TOUR. Under the terms of the cancellation agreement, we gave up rights to use the PGA TOUR content and ceased using their content in any of our products or services as of March 31, 2004. The expense represents the estimated fair value of payments to be made in accordance with the terms of the cancellation agreement.

     Our digital media subscription services, including Rhapsody, are a relatively new and growing portion of our business and, to date, have been characterized by higher costs of revenue than our other products and services, primarily due to the cost of licensing media content to provide these services. As a result, if this portion of our business continues to grow as a percentage of revenue, our cost of service revenue may grow at an increased rate relative to net revenue and thereby will lead to reductions in our gross margin percentages in the future. In addition, we anticipate that our cost of service revenue as a percentage of service revenue will fluctuate on a quarter-to-quarter basis due to seasonal characteristics of certain popular subscription content as we periodically enter into new agreements for subscription content.

Operating Expenses

Research and Development

	Quarters Ended March 31,
	2004	2003	Change
	(Dollars in thousands)
Research and development	$12,251	$10,907	12%
As a percentage of total net revenue	20%	23%

     Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock-based compensation, increased in the quarter ended March 31, 2004 primarily due to an increase in personnel and related costs, an increase in expenses for contract labor and the inclusion of personnel and operating expenses resulting from our acquisition of Listen and GameHouse since the dates of each of those acquisitions. The decrease in percentage terms was a result of research and development expenses increasing at a lower rate than the increase in total net revenue.

Sales and Marketing

	Quarters Ended March 31,
	2004	2003	Change
	(Dollars in thousands)
Sales and marketing	$22,203	$18,303	21%
As a percentage of total net revenue	37%	39%

     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expense increased in the quarter ended March 31, 2004 primarily due to the inclusion of personnel and operating expenses resulting from our acquisition of Listen, an increase in payments made to third parties for referrals of new customers and an increase in contract labor. The decrease in percentage terms was a result of sales and marketing expenses increasing at a lower rate than the increase in total net revenue.

     General and Administrative

	Quarters Ended March 31,
	2004	2003	Change
	(Dollars in thousands)
General and administrative	$6,821	$5,497	24%
As a percentage of total net revenue	11%	12%

     General and administrative expenses consist primarily of salaries, related personnel costs, fees for professional and temporary services and other general corporate and contractor costs. General and administrative expenses, excluding non-cash stock-based compensation, increased in the quarter ended March 31, 2004 primarily due to increased payroll and related costs, increased contractor costs, increased litigation defense costs and the inclusion of personnel and operating expenses resulting from our acquisition of Listen. The decrease in percentage terms was a result of general and administrative expenses increasing at a lower rate than the increase in total net revenue.

     Antitrust Litigation

     Antitrust litigation of $2.3 million in the quarter ended March 31, 2004 consists of legal fees, personnel costs, public relations and other professional services, incurred related to antitrust complaints against Microsoft, including proceedings in the European Union. Only costs that are directly attributable to these antitrust complaints are included.

     Stock-Based Compensation

     Stock-based compensation expense represents restricted stock and assumption of stock options in our acquisitions. Stock-based compensation was $0.3 million in each of the quarters ended March 31, 2004 and 2003.

Other Income (Expense), Net

	Quarters Ended March 31,
	2004	2003	Change
	(Dollars in thousands)
Interest income, net	$860	$1,265	(32)%
Equity in net loss of MusicNet	(1,115)	(1,731)	(36)
Impairment of equity investments	—	(424)	—
Other, net	90	56	61

Other expense, net	$(165)	$(834)	(80)%

     Other expense, net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, equity in net loss of MusicNet, Inc. (“MusicNet”) and impairment of certain equity investments. Other expense, net decreased in the quarter ended March 31, 2004 primarily due to impairment of equity investments in the quarter ended March 31, 2003, and lower equity in net losses of MusicNet, offset by decreased interest income due to lower effective interest rates on investment balances.

     Our investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, we record in our statement of operations our equity share in MusicNet’s net loss, which was $1.1 million for the quarter ended March 31, 2004. In 2003, MusicNet raised additional capital from its investors to fund its business. In connection with this fund raising, we contributed additional capital in the amount of $3.0 million. We received convertible notes, convertible into additional shares of MusicNet capital stock, in exchange for our additional investment. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will require additional funding. Because of this, in the future, our investment may be diluted or we could be required to record an impairment charge to reduce the carrying value of this investment. Based on the nature and terms of the convertible notes, for purposes of calculating our equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis. As a result, the losses recorded by us represent approximately 36.9% of MusicNet’s loss. As of March 31, 2004, our ownership interest in outstanding shares of capital stock of MusicNet was approximately 25.5% and the carrying value of our investment was $5.4 million.

     We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter ended March 31, 2003, we determined that other-than-temporary declines in fair value had occurred in two of our publicly traded investments resulting in impairment charges of $0.4 million to reflect changes in the fair value of these investments in the results of operations. There were no such impairments during the quarter ended March 31, 2004.

     As of March 31, 2004, we owned marketable equity securities of a Japanese digital media company. We own approximately 14% of the outstanding shares and this investment is accounted for as an available-for-sale security. The market value of these shares has significantly increased from our original cost of approximately $1.0 million, resulting in a carrying value at March 31, 2004 of $26.4 million. The increase over our cost basis, net of tax effects is $9.5 million and is reflected as a component of accumulated other comprehensive income (loss). The market for this company’s shares is relatively limited and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude can be realized through the disposition of these shares.

Income Taxes

     During the quarters ended March 31, 2004 and 2003, we recognized income tax expense of $102,000 and $78,000, respectively, related to current foreign income taxes. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. At March 31, 2004 and December 31, 2003 we recorded a valuation allowance sufficient to net deferred tax assets to zero.

Impact of Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (SPE). The adoption of this Interpretation did not impact our consolidated financial statements.

     In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. Although we will continue to evaluate the application of EITF 03-1, we do not currently believe adoption will have a material impact on our results of operations or financial position.

Liquidity and Capital Resources

     Net cash provided by operating activities was $2.2 million for the quarter ended March 31, 2004 and net cash used in operating activities was $1.6 million for the quarter ended March 31, 2003. Net cash provided by operating activities in 2004 was the result of a net loss of $10.4 million offset by net changes in certain assets and liabilities of $3.0 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period, depreciation and amortization of $3.4 million, loss on content agreement of $4.9 million, and equity in net losses of equity method investments of $1.1 million. Net cash used in operating activities in 2003 was the result of a net loss of $2.8 million as well as net changes in certain assets and liabilities of $3.8 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period, partially offset by depreciation and amortization expense of $2.7 million and equity in net losses of equity method investments of $1.7 million.

     Net cash provided by investing activities was $41.0 million for the quarter ended March 31, 2004. Net cash used in investing activities was $12.3 million for the quarter ended March 31, 2003. Net cash provided by investing activities in 2004 was primarily due to net sales and maturities of short-term investments offset by the payment of acquisition costs and purchases of equipment and leasehold improvements. Net cash used in investing activities in 2003 was primarily related to net purchases of short-term investments, purchases of equipment and leasehold improvements and purchases of equity securities held as long-term investments.

     Net cash provided by financing activities was $1.7 million and $0.4 million in the quarters ended March 31, 2004 and 2003, respectively. Net cash provided by financing activities in both periods was related to proceeds from exercise of stock options.

     In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. There were no repurchases in 2004 or 2003. As of March 31, 2004, we had repurchased approximately 9.1 million shares at an average cost of $4.64 per share. We currently intend to continue our stock repurchase program depending on market conditions and other factors until we reach the $50 million limit authorized by our Board of Directors, which will be a further use of cash.

     We currently have no planned significant capital expenditures for the remainder of 2004 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

     At March 31, 2004, we had approximately $384 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

     We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros (for Germany and France), pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in the quarters ended March 31, 2004 or 2003.

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

     We have a relatively limited history operating with our paid media content businesses, including our subscription businesses, which in recent periods have become an increasingly important part of our business and now represent a majority of our revenue. As a result, we have limited financial results from these businesses on which you can assess our future prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving businesses, such as the paid media content businesses in which we operate. Our paid content business revenue and subscriber/user base have grown relatively rapidly in the early phases of the development of these businesses. If these businesses continue to grow, the growth rates we have experienced to date are unlikely to be sustainable.

We have a history of losses, and we cannot be sure that we will be able to return to profitability in the future.

     We have incurred significant losses since our inception. As of March 31, 2004, we had an accumulated deficit of $290 million. We have had net losses for each year subsequent to the year ended December 31, 1999, and we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. We have announced our intention to achieve quarterly profitability (excluding antitrust litigation expense) by the end of 2004. No assurance can be provided that we will achieve quarterly profitability (excluding antitrust litigation expense) in 2004 or in any subsequent period. We devote significant resources to developing and enhancing our technology and to selling, marketing and obtaining content for our products and services. As a result, we will need to generate significant revenue to be profitable in the future.

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

     Costs of our online paid content services as a percentage of the revenue generated by those businesses are higher than the ratio of costs to revenue in our historical software licensing business. This includes our music subscriptions and sales, video subscription services and games licensing. We expect this trend will continue to negatively impact our overall gross margins as our online paid content businesses grow. If paid content revenue grows as a percentage of our overall revenue, our margins may further decrease which may affect our ability to achieve profitability.

Our digital content subscription businesses depend on our continuing ability to license compelling content on commercially reasonable terms.

     We must continue to obtain compelling digital media content for our video, music and games subscription services in order to maintain and increase subscriptions and subscription service revenue and overall customer satisfaction for these products. In some cases, we have had to pay substantial fees to obtain premium content. In particular, we have had to pay substantial fees to obtain premium video content even though we have limited experience determining what video content will be successful with current and prospective customers. In addition, certain of our content licensing agreements have high fixed costs associated with them, and we have decided not to renew certain of these agreements. During the quarter ended March 31, 2004, we incurred a charge of approximately $4.9 million due to the cancellation of a content licensing agreement with PGA TOUR. In addition, we did not renew our content license agreement with MLB Advanced Media because we believe the proposed cost of the license renewal was unreasonably high and not economically viable. Failure to renew these contracts has resulted, and may in the future result, in the loss of subscribers to our video subscription offerings and a corresponding loss of revenue. If we cannot obtain premium digital content to any of our digital content subscription services on commercially reasonable terms, or at all, our business will be harmed.

Our subscription levels may vary due to the seasonal or periodic nature of some popular content and as we experiment with different types of content offerings.

     Some of the most popular premium content that we have offered in our premium video subscription services is seasonal or periodic in nature. Additionally, as we develop our video subscription business, we are experimenting with different types of content to determine what consumers prefer. We have limited experience with these types of offerings and cannot predict how the seasonal or periodic nature of these offerings will impact our subscriber growth rates for these products, future subscriber retention levels or our quarterly financial results. We anticipate that subscriber levels for our video subscription offerings will fluctuate due to seasonally available popular content and as we experiment with new types of content offerings.

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

     Our online music service offerings depend on music licenses from the major music labels. The current license agreements are for relatively short terms (some of these licenses are due to expire and will need to be renewed in 2004), and we cannot be sure that the music labels will renew the licenses on commercially viable terms, or at all. Due to the increasing importance of our music services to our overall revenue, the failure of the major music labels to renew these licenses under terms that are acceptable to us will harm our ability to offer successful music subscription services and would harm our operating results.

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

                Our software and services must compete with strong existing competitors, and new competitors may enter with competitive new products, services and technologies. These market conditions have in the past resulted in, and could likely continue to result in, in the following consequences, any of which could adversely affect our business, our operating results and the trading price of our stock:

•	reduced prices, revenue and margins;

•	increased expenses in responding to competitors;

•	loss of current and potential customers, market share and market power;

•	lengthened sales cycles;

•	degradation of our stature in the market and reputation;

•	changes in our business and distribution and marketing strategies;

•	changes to our products, services, technology, licenses and business practices, and other disruption of our operations;

•	strained relationships with partners; and

•	premature release of products and product enhancements.

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

     We believe that Microsoft has employed, and will likely continue to employ illegal and highly aggressive tactics against us such as leveraging Microsoft’s market dominating position in operating systems and servers to distribute and promote its digital media products. We also believe that Microsoft limits exposure to third parties (including us) of the interfaces to its operating systems, which limits the ability of our products to take full advantage of the features and functionality of Microsoft’s operating systems and limiting our ability to compete effectively with Microsoft. The effects of Microsoft’s activities include loss of customers and market share, unnatural pressure on the pricing of our products and continuing costs of developing and revising business strategies in response to these activities.

Our consumer businesses face substantial competitive challenges that may prevent us from being successful in those businesses.

                Video Products and Services. Our video content services (including our RealOne SuperPass subscription service) face competition from existing competitive alternatives and other emerging services and technologies. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, Microsoft, Apple, Yahoo! and broadband Internet service providers. We expect that, as the market for Internet video content matures, more competitors will enter these new markets, making competition even more intense. Competing services may be able to obtain better or more favorable access to compelling video content than us, and may also develop better offerings than us.

                Music. Our music service offerings face competition from traditional offline music distribution competitors and from other online digital music services. Some of these competing services have been the subject of substantial marketing efforts and have received significant media attention, including Apple’s iTunes music download service and Roxio’s Napster online music subscription service. We expect that Microsoft will also begin offering premium music services in conjunction with its Windows Media Player and MSN services, and we also expect increasing competition from online retailers such as Amazon.com and WalMart.com. Our current music service offerings may not be able to compete effectively in this highly competitive market. Our music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access an expansive array of free content without securing licenses from content providers. The ongoing presence of these “free” services, even if they are subsequently found to be illegal, substantially impairs the marketability of legitimate services like ours.

                Games. Our RealArcade service competes with other online distributors of downloadable games focused on the non-core segment of the market. Some of these distributors have high volume distribution channels and greater financial resources than us, including Yahoo Games, MSN Gamezone, Pogo.com and Shockwave. We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our games distribution business or that we will be able to remain competitive in the downloadable games category in the future. We recently completed the acquisition of GameHouse, a developer of downloadable PC games and now also compete with other developers of downloadable games for the non-core segment of the market.

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

                Our paid content businesses depend upon effective digital rights management solutions that allow control of accessibility to online digital content. These solutions are important to the economics of these businesses and also to address concerns of content providers. We cannot be certain that we can develop, license or acquire such solutions, or that content licensors, electronic device makers or consumers will accept them. In addition, consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. We may need to license digital rights management solutions to support our products. No assurance can be given that such solutions will be available to us on reasonable terms or at all. If digital rights management solutions are not effective, or are perceived as not effective, content providers may not be willing to include content in our services, which would harm our business and operating results.

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

                We recently completed the acquisition of GameHouse, a developer of downloadable PC games. Game development is a new business for us, and we may not be able to successfully develop and market software games in the future. In addition, certain competitors of our RealArcade service also distribute and promote games developed by GameHouse. No assurance can be made that these distributors will continue to distribute and promote games in the same manner as a result of our acquisition of GameHouse.

Our systems software business has been negatively impacted by the efforts of our competitors, and this business may not return to previous levels.

                The aggressive, and we believe illegal, competitive efforts of Microsoft, including the provision of free software and other incentives to induce customers to use its competing technology, have negatively impacted systems software sales to customers in a variety of business market segments in recent periods. We cannot predict when, or if, we will experience increased demand for our systems software products from customers in these markets.

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

                Because of the evolving and dynamic nature of the markets in which we compete, from time to time we enter into strategic transactions that have uncertain financial impact on our business and operations. We often enter into these types of transactions with infrastructure providers and other large companies to broaden the reach of our technology, media formats and products. While we believe that these types of transactions are important for our overall business, they may not yield the desired benefits to our business or result in meaningful direct revenue.

If our products are not able to support the most popular digital media formats, our business will be substantially impaired.

                The success of our products and services depends upon our products’ support for a variety of media formats and wireless data formats. Technical formats and consumer preferences change over time, and we may be unable to adequately address consumer preferences or fulfill the market demand for new and evolving formats. Changing formats may give our competitors an opportunity to gain market share if they can respond to or anticipate market demand for formats before we do. We also may not be able to license technologies, like codecs or digital rights management technology, that obtain widespread consumer and developer use, which would harm consumer and developer acceptance of our products and services. In addition, our codecs and formats may not continue to be in demand or as desirable as other third party codecs and formats, including codecs and formats created by Microsoft or industry standard formats created by MPEG, become more readily available.

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

                Our success also depends on our ability to attract, train or retain qualified personnel in all areas, especially those with management and product development skills. In particular, we must hire and retain experienced management personnel to help us continue to grow and manage our business, and skilled software engineers to further our research and development efforts. At times, we have experienced difficulties in hiring and retraining personnel with the proper training or experience, particularly in technical and media areas. Competition for qualified personnel is intense, particularly in high-technology centers such as the Pacific Northwest, where our corporate headquarters are located. If we do not succeed in attracting new personnel or in retaining and motivating our current personnel, our business could be harmed.

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

                As part of our business strategy, we have acquired technologies and businesses in the past, and expect that we will continue to do so in the future. The failure to adequately address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business and prevent us from realizing the benefits of the acquisitions. Financial risks related to acquisitions may harm our financial position, reported operating results or stock price, and include:

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

                Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company and difficulties in retaining key management or employees of the acquired company;

•	diversion of management’s attention from other business concerns and the potential disruption of our ongoing business;

•	impairment of relationships with employees, affiliates, advertisers and content providers of our business and the acquired business;

•	the assumption of known and unknown liabilities of the acquired company, including intellectual property claims; and

•	entrance into markets in which we have no direct prior experience.

                We acquired Listen.Com, Inc. in August 2003, and the operations associated with Listen will remain in San Francisco. This will be our first experience operating and integrating a substantial acquired business in a remote location. The geographic separation could increase the operational risks described above. We also acquired GameHouse, Inc. in January 2004. The acquisition of GameHouse is our first attempt to operate and manage a content creation business. We may not be successful in operating this type of business, which could harm our business and our prospects.

Our strategic investments may not be successful and we may have to recognize expenses in our income statement in connection with these investments.

                We have made, and in the future we may continue to make, strategic investments in other companies, including joint ventures. These investments often involve immature and unproven businesses and technologies, and involve a high degree of risk. We could lose the entire amount of our investment. We also may be required to record on our financial statements significant charges from reductions in the value of our strategic investments, and, potentially from the net losses of the companies in which we invest. We have taken these charges in the past, and these charges could adversely impact our reported operating results in the future. No assurance can be made that we will realize the anticipated benefits from any strategic investment.

                We have a substantial investment in MusicNet, a joint venture formed with several leading media companies to create a technology platform for online digital music subscription sales. We rely on financial statements provided by MusicNet in determining the amount of our equity share of MusicNet’s net loss for each of our reporting periods. We do not control MusicNet and we do not participate in the preparation of its financial statements. If the financial statements supplied to us by MusicNet are inaccurate, we may be forced to adjust or restate our operating results. If MusicNet does not provide its financial statements to us in a timely manner, we may not be able to timely satisfy our Securities and Exchange Commission reporting obligations. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will need additional funding.

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

                Access to the Internet through devices other than a personal computer, such as personal digital assistants, cellular telephones, television set-top devices, game consoles and Internet appliances, has increased dramatically and is expected to continue to increase. Manufacturers of these types of products are increasingly investing in media-related applications, but development of these devices is still in an experimental stage and business models are new and unproven. If a substantial number of alternative device manufacturers do not license and incorporate our technology into their devices, we may fail to capitalize on the opportunity to deliver digital media to non-PC devices. A failure to develop revenue-generating relationships with a sufficient number of device manufacturers could harm our business prospects. We have invested significant resources in adapting our technologies and products to these new technologies, networks and devices (wireless networks in particular), and we will not recoup these investments if they are not widely adopted for accessing data and multimedia content. In addition, our ability to reach customers in these markets is often controlled by large network operators and our success in these markets is dependent on our ability to secure relationships with these key operators.

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

                Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit and store such information and data securely, and any costs associated with preventing or eliminating such problems, could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. We also may be required to expend significant capital or other resources to protect against the threat of security breaches or hacker attacks or to alleviate problems caused by such breaches or attacks. Any successful attack or breach of our security could hurt consumer demand for our products and services, expose us to consumer class action lawsuits and harm our business.

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

If we account for employee stock options using the fair value method, it could significantly reduce our results of operations.

                On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment: an amendment of FASB statements No. 123 and 95”, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges.

Our stock price has been volatile in the past and may continue to be volatile.

                The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended March 31, 2004, the price of our common stock ranged from $9.29 to $4.15 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results or changes in financial estimates or recommendations by securities analysts, as well as any of the other risk factors described above.

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

                As a result of the dynamic and changing nature of our products and business, and of the markets in which we compete, it is difficult to accurately forecast our revenue, gross margin, operating expenses, number of subscribers and other financial and operating data. Our inability or the inability of the financial community to accurately forecast our operating results could result in our reported net income (losses) in a given quarter to differ from expectations, which could cause a decline in the trading price of our common stock.

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

     In future periods, if we achieve profitability (excluding the effects of acquisition charges), we intend to donate 5% of our annual pre-tax net income to charitable organizations, which will reduce our net income for those periods. The non-profit RealNetworks Foundation manages our charitable giving efforts.

Special Note Regarding Forward-Looking Statements

     We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	the future development and growth of, and opportunities for, premium digital audio and video content online;

•	the future development and growth of digital media delivery to mobile devices, and our position in that market;

•	our ability to leverage our digital media delivery technology and user base to generate revenue from the sale of digital media products and services;

•	the future success of, and anticipated benefits from, our open source technology initiatives;

•	competition from existing and new competitors in each of our markets, and our ability to compete with such competitors;

•	anticipated future competitive activities of Microsoft, and the anticipated results of those activities;

•	potential future growth of service revenue, and the rate of that growth;

•	anticipated fluctuation in our paid content subscriber base and revenue;

•	our costs of service revenue and its impact on our gross margins;

•	anticipated fluctuations in our revenue and cost of service revenue;

•	anticipated effects of potential content acquisition transactions;

•	anticipated effects of recent and potential future business and technology acquisitions and strategic investments by us;

•	the impact of our interest in MusicNet on our operating results;

•	our future activities under our stock repurchase program;

•	future capital needs and capital expenditures;

•	the future impact of interest rates on our operating results and cash flows;

•	the impact of current litigation in which we are involved, including our suit with Microsoft for alleged antitrust violations;

•	the likelihood of, and the likely effect of, potential future litigation involving us;

•	anticipated consolidation and strategic partnering activities in our markets;

•	the future effectiveness of our intellectual property rights and potential future litigation involving us regarding intellectual property matters; and

•	potential future charges relating to excess facilities, impairment of assets and reduction in value of investments.

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

     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality securities as specified in our investment policy guidelines. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, in a falling rate environment there may be a degree of reinvestment risk since as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority matures within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments, and as such, the descriptions under the captions “Interest Rate Risk” remain unchanged from those included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Investment Risk. As of March 31, 2004, we had investments in voting capital stock of both public and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Equity price fluctuations of plus or minus 10% of prices at March 31, 2004 would have had an approximate $2.6 million impact on the value of our investments in publicly traded companies at March 31, 2004, related primarily to our investment in a publicly traded Japanese company.

     Foreign Currency Risk. International revenue accounted for approximately 27% of total net revenue for the quarter ended March 31, 2004. Our international subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters ended March 31, 2004 and 2003.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On March 9, 2004, the Company filed suit against MLB Advanced Media, L.P. (“MLBAM”) in the U.S. District Court for the Western District of Washington, asserting a claim for breach of contract relating to an agreement between the Company and MLBAM which requires MLBAM to provide certain streaming media content in the Company’s formats. The Company is seeking injunctive relief requiring MLBAM to perform its obligations under that agreement. The Company is also seeking monetary damages and reasonable attorneys fees.

     In December 2003, the Company filed suit against Microsoft Corporation in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws. The Company alleged that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. Microsoft has filed an answer denying the claims and raising a variety of defenses. The Company believes it has a strong case and intends to vigorously pursue the litigation. If successful, the Company may be entitled to both monetary and injunctive relief from Microsoft. The Company expects that the litigation will carry on for several years before it can be resolved through trial.

     In September 2003, a lawsuit was filed against the Company in federal court in Marshall, Texas, alleging that the Company infringes certain patents relating to the transmittal of information recorded on information storage “means” from a central server to subscribers via a high data rate digital telecommunications network. The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover damages from the alleged infringement. The Company has answered the complaint and filed a counterclaim against plaintiff challenging the validity of its patents at issue and asserting inequitable conduct. The Company disputes plaintiff’s allegations in this action and intends to vigorously defend itself against these claims.

     In June 2003, a lawsuit was filed against the Company and Listen in federal district court for the Northern District of Illinois, alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed its answer and a counterclaim against plaintiff challenging the validity of the patents at issue. The trial court has also granted the Company’s motion to transfer the action to the Northern District of California. The Company disputes plaintiff’s allegations in this action and intends to vigorously defend itself.

     In March 2003, William Cirignani filed a putative consumer class action against the Company in Washington state court, alleging causes of action based on the Washington Consumer Protection Act and unjust enrichment. The plaintiff alleges that consumers who attempted to download or purchase certain of the Company’s products and services were fraudulently and deceptively enrolled in, and prevented from canceling, the Company’s subscription services. The plaintiff seeks compensatory damages, equitable relief in the form of an order prohibiting the alleged false and deceptive practices, treble damages and other relief. The trial court has granted the Company’s motion to stay the action pending arbitration on an individual, non-class basis and the issue is on appeal. The Company disputes plaintiff’s allegations in this action and intends to vigorously defend itself against these claims.

     In July 2002, a lawsuit was filed against the Company in federal court in Boston, Massachusetts, alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” The plaintiff seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed counterclaims against the plaintiff seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to plaintiff’s inequitable conduct, as well as its recovery of damages for plaintiff’s infringement of a Company patent, and reasonable attorneys fees and costs. The Company disputes plaintiff’s allegations in this action and intends to vigorously defend itself.

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

Item 2. Changes in Securities and Use of Proceeds

                (c) Between January 1, 2004 and March 31, 2004, the Company has issued and sold unregistered securities as follows:

                (1) An aggregate of 3,007,160 shares of the Company’s Common Stock was issued in January 2004 to 10 individuals in exchange for all of the outstanding shares of common stock of GameHouse, Inc., a Washington corporation. The aggregate consideration received for such shares was valued at approximately $19.3 million. No underwriters were engaged in connection with these issuances, and the transactions were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended., which exemption was available based upon the closely-held nature of the acquired business.

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

                (b) Reports on Form 8-K:

                On January 29, 2004, RealNetworks, Inc. furnished a report on Form 8-K relating to its announcement on January 29, 2004 of the results for its year and fourth quarter ended December 31, 2003.

                On March 31, 2004, RealNetworks filed a report on Form 8-K to provide certain December 31, 2003 pro forma financial information related to its acquisition of Listen.Com, Inc. in August 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2004.

REALNETWORKS, INC.

By:	/s/ Roy B. Goodman

Roy B. Goodman Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002