Form 10-Q
period 2004-06-30
REALNETWORKS INC
filed 2004-08-06
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes ☒ No ☐

The number of shares of the registrant’s Common Stock outstanding as of July 26, 2004 was 169,492,058.

RealNetworks, Inc.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$363,227	373,593
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	11,746	10,618
Prepaid expenses and other current assets	9,759	8,879

Total current assets	384,732	393,090

Equipment and leasehold improvements, at cost:
Equipment and software	40,891	37,110
Leasehold improvements	25,777	26,085

Total equipment and leasehold improvements	66,668	63,195
Less accumulated depreciation and amortization	37,088	33,258

Net equipment and leasehold improvements	29,580	29,937

Restricted cash equivalents	20,151	19,953
Notes receivable from related parties	813	771
Investments	38,425	34,577
Other assets	3,412	4,069
Goodwill, net	119,371	97,477
Other intangible assets, net	6,634	1,065

Total assets	$603,118	580,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,452	6,865
Accrued and other liabilities	46,632	39,400
Deferred revenue, excluding non-current portion	30,357	31,186
Accrued loss on excess office facilities and content agreement, excluding non-current portion	7,294	4,960

Total current liabilities	93,735	82,411

Deferred revenue, excluding current portion	1,505	4,561
Accrued loss on excess office facilities and content agreement, excluding current portion	22,293	24,099
Deferred rent	3,361	3,382
Convertible debt	100,000	100,000
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value Authorized 1,000,000 shares; issued and outstanding 169,465 shares in 2004 and 164,197 shares in 2003	169	164
Additional paid-in capital	664,434	639,369
Notes receivable from shareholders	(58)	(58)
Deferred stock compensation	(363)	(620)
Accumulated other comprehensive income	12,651	7,184
Accumulated deficit	(294,609)	(279,553)

Total shareholders’ equity	382,224	366,486

Total liabilities and shareholders’ equity	$603,118	580,939

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Quarters ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenue (A)	$65,473	49,646	125,863	96,512
Cost of revenue (B)	21,735	14,920	43,496	28,704
Loss on content agreement	—	—	4,938	—

Gross profit	43,738	34,726	77,429	67,808

Operating expenses:
Research and development (excluding non-cash stock-based compensation, of $121 and $295 for the quarter and six months ending June 30, 2004, respectively and $193 and $494 for the comparable periods during 2003, included below)	13,219	11,826	25,470	22,733
Sales and marketing	23,247	19,296	45,450	37,599
General and administrative (excluding non-cash stock-based compensation of $92 and $184 for the quarter and six months ending June 30, 2004, respectively, and zero for the comparable periods during 2003, included below)	8,599	5,864	15,420	11,361
Loss on excess office facilities	—	7,098	—	7,098
Antitrust litigation	2,756	—	5,077	—
Stock-based compensation	213	193	479	494

Total operating expenses	48,034	44,277	91,896	79,285

Operating loss	(4,296)	(9,551)	(14,467)	(11,477)

Other income (expense), net:
Interest income, net	800	1,186	1,660	2,451
Equity in net loss of MusicNet	(1,019)	(1,394)	(2,134)	(3,125)
Impairment of equity investments	—	—	—	(424)
Other, net	10	209	100	265

Other income (expense), net	(209)	1	(374)	(833)

Net loss before income taxes	(4,505)	(9,550)	(14,841)	(12,310)
Income tax provision	(113)	(82)	(215)	(160)

Net loss	$(4,618)	(9,632)	(15,056)	(12,470)

Basic and diluted net loss per share	$(0.03)	(0.06)	(0.09)	(0.08)
Shares used to compute basic and diluted net loss per share	168,846	158,158	167,930	157,797
Comprehensive loss:
Net loss	$(4,618)	(9,632)	(15,056)	(12,470)
Unrealized gain on investments:
Unrealized holding gains	4,425	3,344	5,734	2,540
Adjustments for gains (losses) reclassified to net loss	—	(115)	(53)	309
Foreign currency translation gains (losses)	(21)	138	(214)	148

Comprehensive loss	$(214)	(6,265)	(9,589)	(9,473)

(A) Components of net revenue:
License fees	$17,136	16,595	35,382	32,867
Service revenue	48,337	33,051	90,481	63,645

	$65,473	49,646	125,863	96,512

(B) Components of cost of revenue:
License fees	$6,745	2,239	12,955	3,562
Service revenue	14,990	12,681	30,541	25,142

	$21,735	14,920	43,496	28,704

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(15,056)	(12,470)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,979	5,410
Stock-based compensation	479	494
Equity in net losses of equity method investees	2,134	3,125
Accrued loss on excess office facilities and content agreement	528	5,202
Loss on disposal of equipment	176	—
Gain on sale of investments	(66)	(158)
Impairment of equity investments	—	424
Net change in certain operating assets and liabilities	6,146	(9,464)

Net cash provided by (used in) operating activities	1,320	(7,437)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(4,688)	(5,228)
Purchases of short-term investments	(205,559)	(137,303)
Proceeds from sales and maturities of short-term investments	221,558	233,848
Purchases of long-term investments	—	(9,220)
Increase in restricted cash equivalents	(198)	(2,500)
Proceeds from sale of investments	77	238
Payment of acquisition costs, net of cash acquired	(10,477)	—

Net cash provided by investing activities	713	79,835

Cash flows from financing activities:
Proceeds from sale of convertible debt, net of offering costs of $2,750	—	97,250
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	4,155	6,704

Net cash provided by financing activities	4,155	103,954

Effect of exchange rate changes on cash and cash equivalents	(275)	319
Net increase in cash and cash equivalents	5,913	176,671
Cash and cash equivalents at beginning of period	198,028	121,779

Cash and cash equivalents at end of period	203,941	298,450
Short-term investments at end of period	159,286	90,482

Total cash, cash equivalents and short-term investments at end of period	$363,227	388,932

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration in business combinations:
Common stock and options issued in business combination	$20,901	—

Accrued acquisition costs	$110	—

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

     RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading global provider of network-delivered digital media content and services. The Company also develops and markets software products and services that enable the creation, distribution and consumption of digital media, including audio and video.

     Inherent in the Company’s business are various risks and uncertainties, including the limited operating history of certain of its product and service offerings and the limited history of premium subscription services on the Internet. The Company’s success will depend on the acceptance of the Company’s technology and services and the ability to generate related revenue.

(b) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2004. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(c) Cash, Cash Equivalents and Short-Term Investments

     Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	June 30, 2004	December 31, 2003
Cash and cash equivalents	$203,941	198,028
Short-term investments	159,286	175,565

Total cash, cash equivalents and short-term investments	$363,227	373,593

Restricted cash equivalents	$20,151	19,953

     Restricted cash equivalents at June 30, 2004 represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters, (c) cash equivalents of $2.75 million pledged as collateral against guaranteed minimum payments under a discontinued content agreement, and (d) $0.1 million pledged as collateral in connection with credit agreements with certain financial institutions.

     The majority of short-term investments mature within twelve months from the date of purchase.

     The Company has classified as available-for-sale all marketable debt and equity securities for which there is a determinable fair market value and on which the Company has no restrictions to sell within the next 12 months. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of shareholders’ equity, net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The cost basis for determining realized gains and losses on available-for-sale securities is determined using the specific identification method.

(d) Notes Receivable from Related Parties and Shareholders

     Notes receivable from related parties consist of cash advances made in 2000 by Listen.com, Inc. (Listen) to certain former officers of Listen that are current employees of the Company. The notes bear interest at rates ranging from 6.13% to 6.60% and are due between February 2005 and September 2005.

     Notes receivable from shareholders consist of full recourse notes issued as consideration for the exercise of Listen stock options by certain former employees of Listen in 1999 that are current employees of the Company. The notes bear interest at rates ranging from 5.28% to 6.23% and are due seven years from the date of issuance.

(e) Investments

     The Company has certain investments that are accounted for under the cost method of accounting. The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence and for which the related securities do not have a quoted market price.

     The Company also has one investment that is accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s consolidated operating results. In certain cases where the Company has loaned the investee funds, the Company may record more than its relative equity share of the investee’s losses.

(f) Other Assets

     Other assets primarily consist of offering costs and other long-term deposits. The Company incurred the offering costs as a result of its convertible debt offering. These costs are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over a 5-year period.

(g) Revenue Recognition

     The Company recognizes revenue in connection with its software products pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (SOP 98-9). Some of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. If the consulting services are essential to the functionality of the software, or payment of the license fee depends on the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

     For transactions not falling under the scope of SOP 97-2, the Company’s revenue recognition policies are in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, “Revenue Recognition” (SAB 104).

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

     For multiple element arrangements when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, the Company recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. If Company-specific objective evidence does not exist for an undelivered element in a software arrangement, which may include distribution or other term-based arrangements in which the license fee includes support during the arrangement term, revenue is recognized over the term of the support period commencing upon delivery of the Company’s technology to the customer. For software license fees in single element arrangements such as consumer software sales and music copying or “burning,” revenue recognition typically occurs when the product is made available to the customer for download.

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

     The share count used to compute basic and diluted net loss per share is calculated as follows (in thousands):

	Quarter		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	169,028	158,484	168,134	158,123
Less restricted shares	(182)	(326)	(204)	(326)

Shares used to compute basic and diluted net loss per share	168,846	158,158	167,930	157,797

     Potential dilutive securities outstanding were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Potential dilutive securities for the quarter and six months ended June 30, 2004 included options to purchase approximately 35,256,000 common shares and approximately 10,750,000 contingently issuable common shares related to convertible debt as described in Note 7. Potential dilutive securities for the quarter and six months ended June 30, 2003 included options to purchase approximately 32,410,000 common shares and approximately 10,750,000 contingently issuable shares related to convertible debt.

(i) Derivative Financial Instruments

     During the six months ended June 30, 2004, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they do not meet the criteria for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended.

     At June 30, 2004, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value
British Pounds (“GBP”)
(contracts to receive GBP/pay US$)	(GBP)	1,200	$2,187	$(20)
Euro (“EUR”)
(contracts to pay EUR/receive US$)	(EUR)	1,390	$1,668	$(11)
Japanese Yen (“YEN”)
(contracts to pay YEN/receive US$)	(YEN)	234,000	$2,127	$(34)

     At December 31, 2003, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value
British Pounds (“GBP”)
(contracts to receive GBP/pay US$)	(GBP)	1,100	$1,926	$34
Euro (“EUR”)
(contracts to pay EUR/receive US$)	(EUR)	2,150	$2,648	$(48)
Japanese Yen (“YEN”)
(contracts to pay YEN/receive US$)	(YEN)	295,200	$2,749	$(2)

     No derivative instruments designated as hedges for accounting purposes were outstanding at June 30, 2004 or December 31, 2003.

(j) Comprehensive Loss

The Company’s comprehensive loss for the quarters and six months ended June 30, 2004 and 2003 consisted of net loss, net unrealized gains on investments and the net amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains and losses on investments has been taken into account if applicable. The components of accumulated other comprehensive income are as follows (in thousands):

	June 30,	December 31,
	2004	2003
Unrealized gains on investments, net of taxes of $16,916 in 2004 and 2003	$13,082	7,401
Foreign currency translation adjustments	(431)	(217)

	$12,651	7,184

(k) Stock-Based Compensation

     The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure” (SFAS 148). Accordingly, the Company accounts for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. Compensation cost for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. Compensation cost for awards to non-employees is based on the fair value of the awards in accordance with SFAS 123 and related interpretations.

     The Company recognizes compensation cost related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). At June 30, 2004, the Company has six stock-based employee compensation plans. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(4,618)	(9,632)	(15,056)	(12,470)
Plus: stock-based employee compensation expense included in reported net loss, net of related tax effects	213	193	479	494
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,679)	(7,613)	(12,327)	(18,197)

Pro forma net loss	$(10,084)	(17,052)	(26,904)	(30,173)

Net loss per share:
Basic and diluted — as reported	$(0.03)	(0.06)	(0.09)	(0.08)
Basic and diluted — pro forma	$(0.06)	(0.11)	(0.16)	(0.19)

(l) Recently Issued Accounting Standards

     In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, the Company does not currently believe adoption will have a material impact on its consolidated financial statements.

     In April 2004, the FASB issued FASB Staff Position 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities,” (FSP 129-1). The FASB staff confirmed through FSP 129-1 that the disclosure requirements of Statement of Financial Accounting Standard No. 129, “Disclosure of Information About Capital Structure” (SFAS 129) apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share. This guidance is effective immediately and applies to all existing and newly created securities. The Company’s disclosures have previously conformed to SFAS 129, and therefore, adoption of this pronouncement did not have an impact on its consolidated financial statements.

     In April 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share “ (EITF 03-06). EITF 03-06 addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Statement also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not impact the Company’s consolidated financial statements.

     In June 2004, the Emerging Issues Task Force reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (EITF 02-14). EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means, how the equity method should be applied to investments other than common stock, and for securities with a readily determinable fair market value, how the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), interact. The consensus in this EITF is effective for reporting periods beginning after September 15, 2004. The Company is currently evaluating the potential impact of EITF 02-14 on its consolidated financial statements.

(m) Reclassifications

     Certain reclassifications have been made to the June 30, 2003 consolidated financial statements to conform to the June 30, 2004 presentation.

NOTE 2 — SEGMENT INFORMATION

     Prior to 2004, the Company operated in one business segment: media delivery. The Company began measuring its business by segments beginning in the quarter ended March 31, 2004, and now operates in two business segments: Consumer Products and Services and Business Products and Services, for which the Company receives revenue from its customers. Since the Company began measuring its business by segments beginning in the quarter ended March 31, 2004, comparable results of segment profit and loss for 2003 are not presented, as they are not available. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, Executive and Senior Vice Presidents, General Counsel, and the Company’s Chief Strategy Officer. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Consumer Products and Services and Business Products and Services and, therefore, the Company reports these as operating segments as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131).

     The Company’s customers consist primarily of business customers and individual consumers located in the United States and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
United States	$50,949	36,009	94,912	69,778
Europe	9,101	7,990	19,831	14,904
Rest of the world	5,423	5,647	11,120	11,830

Total net revenue	$65,473	49,646	125,863	96,512

The Company’s segment revenue is defined as follows:

•	Consumer Products and Services revenue is derived from sales of digital media subscription services, content such as games and music, the Company’s RealPlayer Plus and other related products, sales and distribution of third party software products and services, and advertising. These products and services are sold and provided primarily through the Internet, and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services occur monthly, quarterly or annually, depending on the service purchased.

•	Business Products and Services revenue is derived from sales of media delivery system software, including RealServers and Helix system software for both wireline and wireless systems, related authoring and publishing tools, digital rights management technology, support and maintenance services, broadcast hosting services and consulting services offered to the Company’s customers. These products and services are primarily sold to corporate customers.

Net revenue by segment is as follows (in thousands):

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Consumer Products and Services	$53,061	33,172	99,575	66,058
Business Products and Services	12,412	16,474	26,288	30,454

Total net revenue	$65,473	49,646	125,863	96,512

     Consumer Products and Services revenue is comprised of the following (in thousands):

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Video, consumer software and other	$29,129	28,830	56,623	58,475
Music	15,580	1,670	27,845	2,501
Games	8,352	2,672	15,107	5,082

Total Consumer Products and Services revenue	$53,061	33,172	99,575	66,058

     Consumer Products and Services revenue is also comprised of the following (in thousands):

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Consumer subscription services	$34,777	25,470	66,339	49,109
Consumer software and related services	18,284	7,702	33,236	16,949

Total Consumer Products and Services revenue	$53,061	33,172	99,575	66,058

     Long-lived assets by geographic region are as follows (in thousands):

	June 30,	December 31,
	2004	2003
United States	$154,910	127,694
Europe	196	230
Rest of world	480	555

Total	$155,586	128,479

     Goodwill, net is assigned to the Company’s segments as follows (in thousands):

	June 30,	December 31,
	2004	2003
Consumer Products and Services	$111,556	89,662
Business Products and Services	7,815	7,815

Total goodwill, net	$119,371	97,477

     Reconciliation of segment operating income (loss) to net loss before income taxes for the quarter and six months ended June 30, 2004 is as follows (in thousands):

	Consumer Products	Business Products
For the Quarter Ended June 30, 2004	and Services	and Services	Reconciling Amounts	Consolidated

Net revenue	$53,061	12,412	—	65,473
Cost of revenue	19,713	2,022	—	21,735
Loss on content agreement	—	—	—	—

Gross profit	33,348	10,390	—	43,738
Antitrust litigation	—	—	2,756	2,756
Stock based compensation	—	—	213	213
Other operating expenses	31,251	13,814	—	45,065

Operating income (loss)	2,097	(3,424)	(2,969)	(4,296)
Total non-operating expenses, net	—	—	(209)	(209)

Net income (loss) before income taxes	$2,097	(3,424)	(3,178)	(4,505)

	Consumer Products	Business Products
For the Six Months Ended June 30, 2004	and Services	and Services	Reconciling Amounts	Consolidated

Net revenue	$99,575	26,288	—	125,863
Cost of revenue	39,256	4,240	—	43,496
Loss on content agreement	4,938	—	—	4,938

Gross profit	55,381	22,048	—	77,429
Antitrust litigation	—	—	5,077	5,077
Stock based compensation	—	—	479	479
Other operating expenses	59,740	26,600	—	86,340

Operating loss	(4,359)	(4,552)	(5,556)	(14,467)
Total non-operating expenses, net	—	—	(374)	(374)

Net loss before income taxes	$(4,359)	(4,552)	(5,930)	(14,841)

Operating expenses of both Consumer Products and Services and Business Products and Services include costs directly attributable to those segments and an allocation of general and administrative expenses and other corporate overhead costs. General and administrative and other corporate overhead costs are allocated to the segments are generally based on the relative head count of each segment. The accounting policies used to derive segment results are generally the same as those described in Note 1.

The Company was able to identify historical information for segment cost of revenue and as a result presents net revenue and cost of revenue by segment for the quarter and six months ended June 30, 2003 as follows (in thousands):

	Consumer Products	Business Products
For the Quarter Ended June 30, 2003	and Services	and Services	Consolidated

Net revenue	$33,172	16,474	49,646
Cost of revenue	12,903	2,017	14,920

Gross profit	$20,269	14,457	34,726

	Consumer Products	Business Products
For the Six Months Ended June 30, 2003	and Services	and Services	Consolidated

Net revenue	$66,058	30,454	96,512
Cost of revenue	25,200	3,504	28,704

Gross profit	$40,858	26,950	67,808

Since the Company began measuring its business by segments beginning in the quarter ended March 31, 2004, comparable results of segment profit and loss for 2003 are not presented, as they are not available.

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

NOTE 4 — OTHER INVESTMENTS

     RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of certain companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent of which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. During the quarter ended March 31, 2003, certain of the Company’s investments were written down to fair value based upon the Company’s analysis that the declines in fair value were other-than-temporary resulting in an impairment charge of $0.4 million. Based upon an evaluation of the facts and circumstances at June 30, 2004, the Company determined that there were no other-than-temporary declines in fair value for the quarter then ended.

     As of June 30, 2004, the Company owned marketable equity securities of a Japanese company, representing approximately 14% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has increased from the Company’s original cost of approximately $1.0 million, resulting in a carrying value at June 30, 2004 of $31.2 million. The increase over the Company’s cost basis, net of tax effects is $13.3 million and is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited, and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

NOTE 5 — INVESTMENT IN MUSICNET

     The Company’s investment in MusicNet, Inc. (MusicNet), a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, the Company records in its statement of operations its equity share of MusicNet’s net loss, which was $1.0 million for the quarter and $2.1 million for the six months ended June 30, 2004 and $1.4 million and $3.1 million for the comparable periods of 2003. The Company owns preferred stock in MusicNet and also owns convertible notes that are convertible into shares of MusicNet preferred stock. During 2003, the Company and the other investors in MusicNet contributed additional capital to MusicNet to fund its business. The Company contributed $3.0 million and received additional convertible notes for this investment. The Company anticipates that MusicNet will continue to incur losses in the foreseeable future and will require additional funding. The Company is not obligated to provide additional funding. For purposes of calculating the Company’s equity in net loss of MusicNet for the quarter ended June 30, 2004, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses recorded by the Company for the quarter ended June 30, 2004 represent approximately 36.9% of MusicNet’s net loss. As of June 30, 2004, the Company’s ownership interest in outstanding shares of capital stock of MusicNet was approximately 25.5% and the carrying value for its investment was $4.4 million. The Company recognized approximately $0.2 million and $0.4 million of revenue during the quarter and the six months ended June 30, 2004, and $0.3 million and $0.6 million for the quarter and six months ended June 30, 2003, respectively, related to license and services agreements with MusicNet.

NOTE 6 — LOSS ON EXCESS OFFICE FACILITIES AND CONTENT AGREEMENT

     In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. Due to the decline in the market for office space in Seattle and the Company’s re-assessment of its facilities requirements, the Company has accrued for estimated future losses on excess office facilities. The Company’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. During 2003, the Company secured an additional tenant at a sublease rate lower than the rate used in previous loss estimates. As a result, the Company adjusted its estimates to reflect the lower lease rate and recorded additional losses of $7.1 million. The loss estimate includes $14.7 million of sublease income, of which $8.0 million is committed under current sublease contracts. The Company did not identify any factors which caused it to revise its estimates during the quarter and six months ended June 30, 2004. The Company also recorded an accrual for estimated future losses on excess office facilities in its allocation of the Listen purchase price. The Company regularly evaluates the market for office space. If the market for such space declines further in future periods or if the Company is unable to sublease the space based on its current estimates, the Company may have to revise its estimates, which may result in additional losses on excess office facilities. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections.

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

     A summary of activity for the accrued loss on excess office facilities and content agreement is as follows (in thousands):

Accrued loss at December 31, 2003	$29,059
Less amounts paid, net of sublease income	(3,725)
Accrued loss on content agreement	4,938
Less amounts paid on content agreement	(685)

Accrued loss at June 30, 2004	$29,587

NOTE 7 — CONVERTIBLE DEBT

     During 2003, the Company issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of approximately $9.30 per share if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchaser may require the Company to purchase all or a portion of its notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company has received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and are being amortized over a five-year period. Interest expense from the amortization of offering costs in the amount of $0.2 million and $0.4 million is recorded in interest income, net for the quarter and six months ended June 30, 2004, respectively. Interest expense for the quarter and the six months ended June 30, 2003 was not significant. The net proceeds of the issuance are intended to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and other working capital requirements.

NOTE 8 — GUARANTEES

     In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”) an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34, except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

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

NOTE 9 — LITIGATION

     On March 9, 2004, the Company sued MLB Advanced Media, L.P. (MLBAM) in the U.S. District Court for the Western District of Washington, asserting a claim for breach of contract relating to an agreement between the Company and MLBAM, which requires MLBAM to provide certain streaming media content in the Company’s formats. The Company is seeking injunctive relief requiring MLBAM to perform its obligations under that agreement. The Company is also seeking monetary damages and reasonable attorneys fees. MLBAM has filed counterclaims in the action alleging false advertising, trademark infringement and related allegations, all of which the Company has denied.

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

     In March 2003, William Cirignani filed a putative consumer class action against the Company in Washington state court, alleging causes of action based on the Washington Consumer Protection Act and unjust enrichment. The plaintiff alleges that consumers who attempted to download or purchase certain of the Company’s products and services were fraudulently and deceptively enrolled in, and prevented from canceling, the Company’s subscription services. The plaintiff seeks compensatory damages, equitable relief in the form of an order prohibiting the alleged false and deceptive practices, treble damages and other relief. The trial court has granted the

Company’s motion to stay the action pending arbitration on an individual, non-class basis and the Court of Appeals and the Washington Supreme Court have rejected the plaintiff’s appeal. The Company disputes plaintiff’s allegations in this action and intends to vigorously defend itself against these claims.

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

Overview

     RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading global provider of network-delivered digital media content and services. The Company also develops and markets software products and services that enable the creation, distribution and consumption of digital media, including audio and video. Consumers use our services and software to find, play, purchase and manage free and premium digital content, including music, video and games. Broadcasters, network operators, media companies and enterprises use our products and services to create and deliver digital media to PCs, mobile phones and consumer electronics devices.

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

     Over the last several years, our core business has evolved to address changing dynamics in our industry. We initially developed our business as a leading provider of software technology for the delivery and playback of digital media content over digital networks, and became a leader in that market. We have recently leveraged our technology business and large technology user base to define and develop new markets and businesses predicated on digital media technology. These new businesses principally involve paid digital media content. We have aggressively pursued development of these new businesses, through both internal initiatives and strategic acquisitions of businesses and technologies. As these new businesses have developed, the focus of our core business, including our promotional efforts, has shifted toward these markets and has resulted in significant increases in the number of subscribers to our service offerings. This shift in focus and number of subscribers is reflected in our results of operations in the following primary ways:

•	A significant increase in service revenue, including primarily consumer subscription services;

•	A significant increase in revenue in our music and games businesses; and

•	A higher percentage of our total revenue relating to the above areas of our business.

     Despite the aggregate growth of our consumer subscription businesses, our overall results have been substantially affected over the last several years by slower sales and usage of our business products and services. The reduction in sales and usage of our business products and services during this period has been caused primarily by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows NT operating system products, which we believe is an illegal practice, and also by general macroeconomic conditions. The macroeconomic conditions resulted in cutbacks in capital and information technology spending by our customers and potential customers in prior periods. Our Business Products and Services revenue tends to be comprised of a number of larger transactions, which tend to have lengthy and variable sales cycles. Due to the length and variability of these sales cycles and the size of the transactions, our sequential quarterly revenue has fluctuated based on the timing of the consummation of sales. Additionally, companies within the wireless telecommunications industry have introduced mobile products and services slower than we had expected, which has also contributed to the decreased revenue related to our business products and services. We believe that some or all of these factors have resulted in reduced sales of our business products and services, resulting in declines in related revenue.

     We manage our business, and correspondingly report revenue, based on our two operating segments: Consumer Products and Services and Business Products and Services.

•	Consumer Products and Services, which primarily include: revenue from digital media subscription services such as RealOne SuperPass, RadioPass, Rhapsody, GamePass and stand-alone and add-on subscriptions; revenue from sales and distribution of third party software and services; sales of content such as music and game downloads; revenue from sales of premium versions of our RealPlayer and related products; and advertising revenue.

•	Business Products and Services, which primarily include: sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; revenue from support and maintenance services that we sell to customers who purchase our software products; revenue from broadcast hosting services; and revenue from consulting services we offer to our customers.

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

     In January 2004, we acquired all of the outstanding securities of GameHouse, Inc. (GameHouse). GameHouse is a developer, publisher and distributor of downloadable PC games. The acquisition is designed to strengthen our position in the downloadable PC games market by combining the assets of GameHouse with RealNetworks’ downloadable games distribution platform. The results of GameHouse’s operations are included in our unaudited condensed consolidated financial statements since the date of acquisition and impact the comparability of the 2004 results when compared to 2003.

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

     For software related products and services, we recognize revenue pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (SOP 98-9). Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. Some of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. If the consulting services are essential to the functionality of the software, or payment of the license fee depends on the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting.

     In addition, for transactions not falling under the scope of SOP 97-2, our revenue recognition policies are in accordance with EITF 00-21 and Securities and Exchange Commission (SEC) Staff Accounting Bulletin 104, “Revenue Recognition” (SAB 104).

     For all sales, except those completed via credit card transactions through the Internet, we use either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. For sales made via the Internet, we use the customer’s authorization to charge their credit card as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

     For software license fees in single element arrangements and multiple element arrangements that do not include customization or consulting services, delivery typically occurs when the product is made available to the customer for download. For service and advertising revenue, delivery typically occurs as the services are being performed.

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

     If Company-specific objective evidence does not exist for an undelivered element in a software arrangement, which may include distribution or other term-based arrangements in which the license fee includes support during the arrangement term, revenue is recognized over the term of the support period commencing upon delivery of our technology to the customer.

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

     Accrued Loss On Excess Office Facilities. We have made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities would be significantly different from that recorded, which could have a material impact on our operating results. We have revised our original estimate three times in the last two years, increasing the accrual for loss on excess office facilities each time. These first two revisions were the result of changes in the market for commercial real estate where we operate. The third revision, which took place in 2003, was the result of adding an additional tenant at a sublease rate lower than the rate used in previous estimates. If the market for such space declines further in future periods or if we are unable to sublease the space based on our current estimates, we may have to revise our estimates, which may result in additional losses on excess office facilities.

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

     Valuation of Deferred Income Tax Assets. In accordance with generally accepted accounting principles, we must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefits in the statement of operations. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macro-economic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our investments and other assets. As of June 30, 2004 and December 31, 2003, we had established valuation allowances equal to our net deferred tax assets.

Revenue by Segment

     We operate our business in two segments: Consumer Products and Services and Business Products and Services.

	Quarters Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
		(Dollars in thousands)			(Dollars in thousands)
Consumer Products and Services	$53,061	33,172	60%	$99,575	66,058	51%
Business Products and Services	12,412	16,474	(25)	26,288	30,454	(14)

Total net revenue	$65,473	49,646	32	$125,863	96,512	30

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(As a percentage of total net revenue)		(As a percentage of total net revenue)
Consumer Products and Services	81%	67	79	68
Business Products and Services	19	33	21	32

Total net revenue	100%	100	100	100

     Consumer Products and Services. Consumer Products and Services revenue is derived from sales of digital media subscription services, the Company’s RealPlayer Plus and other related products, sales and distribution of third party software products and services, sales of digital content such as games and music, and advertising. These products and services are sold primarily through the Internet, and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services occur monthly, quarterly or annually, depending on the service purchased. Consumer Products and Services revenue increased in the quarter and six months ended June 30, 2004 primarily due to: (1) growth in aggregate subscribers to our digital media subscription services and the related growth in revenue; (2) revenue related to new third party product distribution agreements; (3) revenue from our Rhapsody music service since the date of our acquisition of Listen, and subsequent growth in the number of Rhapsody subscribers; and (4) approximately $2.9 million for the quarter and $4.8 million for the six months ended June 30, 2004, respectively, of revenue resulting from our acquisition of GameHouse in January 2004. These increases were partially offset by decreases in sales of our premium consumer license products. We believe the growth in certain of our subscription services is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements. While revenue related to our digital media subscription services has increased substantially on a year-over-year basis, the rate of growth has fluctuated on a quarterly basis. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate digital media subscription service revenue will grow, if at all, or the nature or potential impact of anticipated competition.

     Business Products and Services. Business Products and Services revenue is derived from the licensing of our media delivery system software, including Helix system software and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide and consulting services we offer to our customers. These products and services are primarily sold to corporate customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered. Business Products and Services revenue decreased in the quarter and six months ended June 30, 2004 due primarily to decreases in revenue from certain of our business software products, including revenue from our OEM partners. In addition, in the quarter ended June 30, 2003, we recognized revenue related to a past contract with a customer who had filed for bankruptcy protection. The bankruptcy court relieved us of any future support or other obligations and as a result, we recognized the remaining amount of deferred revenue in June 2003. The decrease in revenue was partially offset by an increase in sales of our system software to mobile and wireless infrastructure companies and favorable foreign exchange rates in the quarter and six months ended June 30, 2004, as compared to the same periods in 2003. We believe the decreases in sales of certain of our business software products were substantially affected by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows NT operating system products, which we believe is an illegal practice. Our Business Products and Services revenue tends to be comprised of a number of larger transactions, which tend to have lengthy and variable sales cycles. Due to the length and variability of these sales cycles and the size of the transactions, our sequential quarterly revenue has fluctuated based on the timing of the consummation of the related agreements. Additionally, companies within the wireless telecommunications industry have introduced mobile products and services more slowly than we had expected, which has also contributed to the decreases in Business Products and Services revenue for the quarter and six months ended June 30, 2004. No assurance can be given when, or if, we will experience increased sales of our business products and services to customers in these markets.

Consumer Products and Services Revenue

     A further analysis of our Consumer Products and Services revenue is as follows:

	Quarters Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)			(Dollars in thousands)
Video, consumer software and other	$29,129	28,830	1%	$56,623	58,475	(3)%
Music	15,580	1,670	833	27,845	2,501	1013
Games	8,352	2,672	213	15,107	5,082	197

Total Consumer Products and Services revenue	$53,061	33,172	60	$99,575	66,058	51

     Video, Consumer Software and Other. Video, consumer software and other revenue includes primarily revenue from our RealOne and stand-alone premium video subscription services, RealPlayer Plus and related products, revenue from support services that we sell to customers who purchase these products, and sales and distribution of third-party software products and all advertising other than that related directly to games and music. Revenue increased in the quarter ended June 30, 2004 primarily due to new third party distribution agreements, which were offset by decreases in revenue in our RealOne Superpass subscription service and decreased sales of our premium consumer license products. Revenue decreased in the six months ended June 30, 2004 due to decreases in our RealOne SuperPass subscription service and decreased sales of our premium consumer license products. The decrease was partially offset by the increase due to new third party distribution agreements. The decrease in revenue from our RealOne Superpass subscriptions and premium consumer license products is due primarily to a shift in our marketing and promotional efforts towards our music subscription services, which we believe represent a greater growth opportunity for us.

     Music. Music revenue primarily includes revenue from our Rhapsody and RadioPass subscription services, sales of music content and advertising from our music web sites. The increase in revenue during the quarter and six months ended June 30, 2004 is due primarily to the inclusion and subsequent growth of the Rhapsody service (which we began selling after we acquired Listen in August 2003) and the growth of our RadioPass service that we introduced in the fourth quarter of 2002. We also launched additional international versions of RadioPass during the second half of 2003 and 2004, which contributed to the growth of our music revenue in the first six months of 2004. Also, during the quarter ended March 31, 2004, we began offering on-line sales of individual songs through our new music store, which further contributed to revenue growth. We believe the growth is due primarily to the increased focus of our marketing efforts on our music offerings and the broader acceptance of paid on-line music services.

     Games. Games revenue primarily includes revenue from game downloads through our RealArcade service and our GameHouse Web site, revenue from our GamePass subscription service and related advertising. The increase in revenue during the quarter and six months ended June 30, 2004 is due primarily to an increase in the number of subscribers and related revenue for our GamePass subscription service since its introduction in the fourth quarter of 2002 and approximately $2.9 million and $4.8 million of revenue during the quarter and six months ended June 30, 2004, respectively, related to our acquisition of GameHouse. In addition to the acquisition of GameHouse, the growth in Games is due to increased focus of our marketing efforts and the addition of new game titles to our RealArcade and GamePass offerings.

Geographic Revenue

	Quarters Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)			(Dollars in thousands)
United States	$50,949	36,009	41%	$94,912	69,778	36%
Europe	9,101	7,990	14	19,830	14,904	33
Rest of the world	5,423	5,647	(4)	11,121	11,830	(6)

Total	$65,473	49,646	32	$125,863	96,512	30

     Revenue generated in the United States increased in absolute dollars for the quarter and six months ended June 30, 2004 primarily due to the growth of our Music and Games businesses and revenue from distribution of third party software and services. See the Games and Music sections above for further discussion of the changes.

     International revenue increased in absolute dollars for the quarter and six months ended June 30, 2004 are primarily due to increased sales of our system software to mobile and wireless infrastructure companies as well as the launch of our international RadioPass subscription service during 2004. International revenue decreased as a percentage of overall revenue to 22% from 27% for the quarter and to 25% from 28% for the six months ended June 30, 2004 principally due to our U.S. consumer related revenue growing at a faster rate than International revenue.

Revenue

     In accordance with SEC regulations, we also present our revenue based on License Fees and Service Revenue as set forth below.

	Quarters Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)			(Dollars in thousands)
License fees	$17,136	16,595	3%	$35,382	32,867	8%
Service revenue	48,337	33,051	46	90,481	63,645	42

Total net revenue	$65,473	49,646	32	$125,863	96,512	30

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(As a percentage of total net revenue)		(As a percentage of total net revenue)
License fees	26%	33	28	34
Service revenue	74	67	72	66

Total net revenue	100	100	100	100

     License Fees. License fees primarily include: sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through OEM channels; revenue from sales of premium versions of our RealPlayer Plus and related products; sales of third-party products and content such as game downloads and digital music. License fees include revenue from both our Consumer and Business Products and Services segments. The increase in license fees for the quarter and six months ended June 30, 2004 was primarily due to an increase in incremental revenue of approximately $2.9 million and $4.8 million, respectively, resulting from the acquisition of GameHouse in January 2004, revenue from the on-line sale of individual songs through our Rhapsody music subscription service (which we began selling after we acquired Listen in August 2003) and through our new RealPlayer Music Store, which we launched in January 2004, and increased sales of our system software to mobile and wireless infrastructure companies. These increases were offset by decreases in revenue from certain of our business software products, including revenue from our OEM partners and decreased sales of our premium consumer license products. See “Revenue by Segment — Consumer Products and Services” and “Revenue by Segment — Business Products and Services” above for further detailed explanation of changes.

     Service Revenue. Service revenue primarily includes: revenue from digital media subscription services such as RealOne SuperPass, RadioPass, Rhapsody, GamePass and stand-alone and add-on subscriptions; revenue from support and maintenance services that we sell to customers who purchase our software products; revenue from broadcast hosting services; revenue from consulting services we offer to our customers; and revenue from distribution of third party software and advertising revenue. Service revenue includes revenue from both our Consumer and Business Products and Services segments. The increase in service revenue during the quarter and six months ended June 30, 2004 was primarily attributable to growth in aggregate subscribers to our digital media subscription services and an increase in revenue related to third-party product distribution agreements, partially offset by decreases in other service offerings including support and upgrades. Our subscription services accounted for approximately $34.8 million and $25.5 million of service revenue during the quarters ended June 30, 2004 and 2003, respectively. Our subscription services accounted for approximately $66.3 million and $49.1 million of service revenue during the six months ended June 30, 2004 and 2003, respectively. The reasons for increases in subscription revenue are described in more detail in “Revenue by Segment — Consumer Products and Services” above. We believe the decreased revenue in our other service offerings, including support and upgrades, are due primarily to the factors described above in “Revenue by Segment — Business Products and Services.”

Deferred Revenue

     Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, unearned subscription services and other prepayments for which the earnings process has not been completed. Deferred revenue at June 30, 2004 was $31.9 million compared to $35.7 million at December 31, 2003. The decrease in deferred revenue during 2004 is primarily due to prepayments received under contracts occurring at a slower rate than recognition of revenue on existing contracts. The slower rate of prepayment receipts has been largely due to the decrease in new contracts in our Business Products and Services business segment in recent periods, which represent a significant portion of deferred revenue. We believe the decrease in new contracts in our Business Products and Services business segment results primarily from the conditions described in “Revenue by Segment — Business Products and Services” above. The decrease in prepayments under contracts was partially offset by an increase in deferred revenue from subscription services resulting from an increase in subscribers.

Cost of Revenue by Segment

	Quarters Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)			(Dollars in thousands)
Consumer Products and Services	$19,713	12,903	53%	$44,194	25,200	75%
Business Products and Services	2,022	2,017	—	4,240	3,504	21

Total cost of revenue	$21,735	14,920	46	$48,434	28,704	69

As a percentage of total net revenue	33%	30		38%	30

     Cost of Consumer Products and Services. Cost of Consumer Products and Services revenue includes cost of content, and delivery of the content, included in our digital media subscription service offerings, royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment and support services. Cost of Consumer Products and Services revenue increased by 53% and 75% for the quarter and six months ended June 30, 2004, respectively. The increase in absolute dollars was due to an increase in licensing costs associated with the on-line sale of individual songs, increased costs associated with delivering content to a greater number of subscribers, costs associated with the Rhapsody subscription service resulting from our acquisition of Listen and the amortization of intangible assets resulting from the acquisition of GameHouse. The increase in our costs for the six-month period was also due to the Loss on Content Agreement, as described below. Cost of Consumer Products and Services decreased as a percentage of Consumer Products and Services revenue from 39% to 37% for the quarter ended June 30, 2004 was primarily due to the application of fixed content costs for certain contracts against a higher revenue base, the renegotiation of certain content agreements with more favorable financial terms and the discontinuation of certain content. Cost of Consumer Products and Services increased as a percentage of Consumer Products and Services revenue from 38% to 44% for the six months ended June 30, 2004 primarily due to the Loss on Content Agreement, increased costs associated with delivering content to a greater number of subscribers and the costs of content included in our digital media subscription services

     Cost of Business Products and Services. Cost of Business Products and Services revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to third-party vendors for order fulfillment, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of Business Products and Services revenue for the quarter ended June 30, 2004 was consistent with the same period in 2003 and increased as a percentage of Business Products and Services revenue to 16% from 12%. Cost of Business Products and Services revenue for the six months ended June 30, 2004 increased by 21% and increased as a percentage of Business Products and Services revenue to 16% from 12%. The increase during the quarter and six months ended June 30, 2004 was primarily due to higher costs of revenue related to custom development work and a shift in mix towards products with higher product royalty costs.

Cost of Revenue

	Quarters Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)			(Dollars in thousands)
License fees	$6,745	2,239	201%	$12,955	3,562	264%
Service revenue	14,990	12,681	18	30,541	25,142	21
Loss on content agreement	—	—	—	4,938	—	—

Total cost of revenue	$21,735	14,920	46	$48,434	28,704	69

As a percentage of total net revenue	33%	30		38%	30

     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees for the quarter ended June 30, 2004 increased in absolute dollars and increased as a percentage of license fees revenue to 39% from 13%. Cost of license fees for the six months ended June 30, 2004 increased by 264% from the same period in 2003 and increased as a percentage of license fees to 37% from 11%. The increases in costs both in dollars and as a percentage of license fees were primarily due to the licensing costs associated with the on-line sale of individual songs. The increase is also due to an increase in royalties resulting from a shift in product mix towards products with higher third party product royalties and the amortization of intangibles resulting from the acquisition of GameHouse.

     Cost of Service Revenue. Cost of service revenue includes the cost of content, and delivery of the content, included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of service revenue for the quarter ended June 30, 2004 increased 18% but decreased as a percentage of service revenue to 31% from 38%. Cost of service revenue for the six months ended June 30, 2004 increased 21% but decreased as a percentage of service revenue to 34% from 40%. The increase in costs was primarily due to increased costs associated with delivering content to a greater number of subscribers and the costs of content included in our digital media subscription services. The content costs increased due to an increase in paying subscribers and the costs of adding new content to our services as well as the increase in costs associated with revenue from the Rhapsody service. The decrease in cost of service revenue as a percentage of service revenue was due to the application of fixed content costs for certain contracts against a higher revenue base, the renegotiation of certain content agreements with more favorable financial terms and the discontinuation of certain content.

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

     Our digital media subscription services, including Rhapsody, are a relatively new and growing portion of our business and, to date, have been characterized by higher costs of revenue than our other products and services, primarily due to the cost of licensing media content to provide these services. As a result, if this portion of our business continues to grow as a percentage of net revenue, our cost of service revenue may grow at an increased rate relative to net revenue and thereby will lead to reductions in our gross margin percentages in the future. In addition, we anticipate that our cost of service revenue as a percentage of service revenue will fluctuate on a quarter-to-quarter basis due to seasonal characteristics of certain popular subscription content and as we periodically enter into new agreements for subscription content.

Operating Expenses

Research and Development

	Quarters Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)			(Dollars in thousands)
Research and development	$13,219	11,826	12%	$25,470	22,733	12%
As a percentage of total net revenue	20%	24		20%	24

     Research and development expenses consist primarily of salaries and related personnel costs and consulting fees associated with product development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock-based compensation, increased in the quarter ended June 30, 2004 primarily due to an increase in personnel and related costs and the inclusion of personnel and operating expenses resulting from our acquisitions of Listen and GameHouse since the dates of each of those acquisitions. The decrease as a percentage of total net revenues was a result of our total net revenue growing more rapidly than our research and development expenses.

Sales and Marketing

	Quarters Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales and marketing	$23,247	19,296	20%	$45,450	37,599	21%
As a percentage of total net revenue	36%	39		36%	39

     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expense increased in the quarter and six months ended June 30, 2004 primarily due to the inclusion of personnel and operating expenses resulting from our acquisition of Listen and an increase in payments made to third parties for referrals of new customers and advertising costs. We expect that our sales and marketing expenses will increase as we shift the focus of our marketing efforts to our consumer products and services. The decrease as a percentage of total net revenues was a result of our total net revenue growing more rapidly than our sales and marketing expenses.

General and Administrative

	Quarters Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)			(Dollars in thousands)
General and administrative	$8,599	5,864	47%	$15,420	11,361	36%
As a percentage of total net revenue	13%	12		12%	12

     General and administrative expenses consist primarily of salaries, related personnel costs, fees for professional, temporary services and contractor costs and other general corporate costs. General and administrative expenses, excluding non-cash stock-based compensation, increased in the quarter and six months ended June 30, 2004 primarily due to increased personnel and related costs, increased contractor costs, increased litigation defense costs, costs related to our continued implementation efforts related to the Sarbanes-Oxley Act of 2002, specifically Section 404, and the inclusion of personnel and operating expenses resulting from our acquisition of Listen.

Antitrust Litigation

     Antitrust litigation of $2.8 million and $5.1 million in the quarter and six months ended June 30, 2004, respectively, consists of legal fees, personnel costs, communications, equipment, technology and other professional services, incurred related to antitrust complaints against Microsoft, including proceedings in the European Union. Only costs that are directly attributable to these antitrust complaints are included.

Stock-Based Compensation

     Stock-based compensation expense represents restricted stock and assumption of stock options in our acquisitions. Stock-based compensation was $0.2 million and $0.5 million for each of the quarters and six months ended June 30, 2004 and 2003, respectively.

Other Income (Expense), Net

	Quarters Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(Dollars in thousands)			(Dollars in thousands)
Interest income, net	$800	1,186	(33)%	$1,660	2,451	(32)%
Equity in net loss of MusicNet	(1,019)	(1,394)	(27)	(2,134)	(3,125)	(32)
Impairment of equity investments	—	—	—	—	(424)	—
Other, net	10	209	(95)	100	265	(62)

Other income (expense), net	$(209)	1	(210)	$(374)	(833)	(55)

     Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, which are net of interest expense due to the amortization of offering costs related to our convertible debt, equity in net loss of MusicNet, Inc. (“MusicNet”) and impairment of certain equity investments. Other income (expense), net decreased in the quarter and six months ended June 30, 2004 primarily due to lower equity in net losses of MusicNet, which was offset by decreased interest income due to lower effective interest rates on investment balances and interest expense associated with the amortized offering costs. Additionally, for the six-month period the decrease was also attributed to the impairment of equity investments during 2003.

     Our investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, we record in our statement of operations our equity share in MusicNet’s net loss, which was $1.0 million and $2.1 million for the quarter and six months ended June 30, 2004. In 2003, MusicNet raised additional capital from its investors to fund its business. In connection with this fund raising, we contributed additional capital in the amount of $3.0 million for which we received convertible notes that are convertible into additional shares of MusicNet capital stock. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will require additional funding, although we are not obligated to provide additional funding. Because of this, in the future, our investment may be diluted or we could be required to record an impairment charge to reduce the carrying value of this investment. Based on the nature and terms of the convertible notes, for purposes of calculating our equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis. As a result, the losses recorded by us represent approximately 36.9% of MusicNet’s net loss. As of June 30, 2004, our ownership interest in outstanding shares of capital stock of MusicNet was approximately 25.5% and the carrying value of our investment was $4.4 million.

     We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of several companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter ended March 31, 2003, we determined that other-than-temporary declines in fair value had occurred in two of our publicly traded investments resulting in impairment charges of $0.4 million to reflect changes in the fair value of these investments in the results of operations. There were no such impairments during the six months ended June 30, 2004.

     As of June 30, 2004, we owned marketable equity securities of a Japanese digital media company. We own approximately 14% of the outstanding shares and this investment is accounted for as an available-for-sale security. The market value of these shares has significantly increased from our original cost of approximately $1.0 million, resulting in a carrying value at June 30, 2004 of $31.2 million. The increase over our cost basis, net of tax effects is $13.3 million and is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude can be realized through the disposition of these shares.

Income Taxes

     We recognized income tax expense of $0.1 million during each of the quarters and $0.2 million during each of the six month periods ended June 30, 2004 and 2003, related to current foreign income taxes. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. At June 30, 2004 and December 31, 2003, we recorded a valuation allowance sufficient to net deferred tax assets to zero.

Impact of Recently Issued Accounting Standards

     In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. Although we will continue to evaluate the application of EITF 03-1, we do not currently believe adoption will have a material impact on our results of our consolidated financial statements.

     In April 2004, the FASB issued FASB Staff Position 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities,” (FSP 129-1). The FASB staff confirmed through FSP 129-1 that the disclosure requirements of Statement of Financial Accounting Standard No. 129, “Disclosure of Information About Capital Structure” (SFAS 129) apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted EPS. This guidance is effective immediately and applies to all existing and newly created securities. Our disclosures have previously conformed to SFAS 129, and therefore, adoption of this pronouncement did not have an impact on our consolidated financial statements.

     In April 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share “ (EITF 03-06). EITF 03-06 addresses the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Statement also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not impact our consolidated financial statements.

     In June 2004, the Emerging Issues Task Force reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (EITF 02-14). EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means, how the equity method should be applied to investments other than common stock, and for securities with a readily determinable fair market value, how the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), interact. The consensus in EITF 02-14 is effective for reporting periods beginning after September 15, 2004. We are currently evaluating the potential impact of EITF 02-14 on our financial statements.

Liquidity and Capital Resources

     Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2004 and net cash used in operating activities was $7.4 million for the six months ended June 30, 2003. Net cash provided by operating activities in 2004 was the result of a net loss of $15.1 million offset by net changes in certain operating assets and liabilities of $6.1 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period and a decrease in deferred revenue, depreciation and amortization of $7.0 million, an accrued loss on content agreement of $4.3 million, and equity in net losses of equity method investments of $2.1 million. Net cash used in operating activities in 2003 was the result of a net loss of $12.5 million and a decrease in deferred revenue of $9.8 million, partially offset by non-cash depreciation and amortization expense of $5.4 million, equity in net losses of MusicNet of $3.1 million, and accrued loss on excess office facilities of $5.2 million.

     Net cash provided by investing activities was $0.7 million and $79.8 million for the six months ended June 30, 2004 and 2003, respectively. Net cash provided by investing activities in 2004 was primarily due to net sales and maturities of short-term investments offset by the payment of acquisition costs and purchases of equipment and leasehold improvements. Net cash provided by investing activities in 2003 was primarily related to net proceeds of short-term investments, offset by purchases of equipment and leasehold improvements and purchases of equity securities held as long-term investments.

     Net cash provided by financing activities was $4.2 million and $104.0 million for the six months ended June 30, 2004 and 2003, respectively. Net cash provided by financing activities during 2004 was related to proceeds from exercise of stock options and stock sold related to our employee stock purchase plan. Net cash provided by financing activities during 2003 was primarily from proceeds from our convertible debt offering.

     In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. There were no repurchases during the quarter or six months ended June 30, 2004 or during the year ended December 31, 2003. As of June 30, 2004, we had repurchased approximately 9.1 million shares at an average cost of $4.64 per share. We currently intend to continue our stock repurchase program depending on market conditions and other factors until we reach the $50 million limit authorized by our Board of Directors, which will be a further use of cash.

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

     At June 30, 2004, we had approximately $383.4 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

     We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros (for Germany and France), pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in either of the quarter and six-month periods ended June 30, 2004 or 2003.

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

     We have incurred significant losses since our inception. As of June 30, 2004, we had an accumulated deficit of $295 million. We have had net losses for each year subsequent to the year ended December 31, 1999, and we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. We have announced our intention to achieve quarterly profitability (excluding antitrust litigation expense) by the end of 2004. No assurance can be provided that we will achieve quarterly profitability (excluding antitrust litigation expense) in 2004 or in any subsequent period. We devote significant resources to developing and enhancing our technology and to selling, marketing and obtaining content for our products and services. As a result, we will need to generate significant revenue to be profitable in the future.

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

     In December 2003, we filed suit against Microsoft Corporation in the U.S. District Court for the Northern District of California, alleging that Microsoft violated U.S. and California antitrust laws. In our lawsuit, we allege that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. We expect that the litigation, if it is not resolved before trial, will carry on for several years. It is not possible to predict accurately how much the litigation will cost, or its duration. The costs of the litigation could have an adverse impact on our operating results in excess of our current expectations. The litigation may also distract our management team from operational matters, which could harm our business results. We may not prevail in our claims against Microsoft, in which case our costs of litigation will not be recovered. Even if we do prevail, the litigation may not be successful in causing Microsoft to alter its anticompetitive behavior. Furthermore, Microsoft’s defense strategy may include the assertion of counterclaims against us, as well as leveraging its power in the commercial marketplace to adversely affect our current and potential business relationships, either of which may have an adverse affect on our business results.

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

     We must continue to obtain compelling digital media content for our video, music and games subscription services in order to maintain and increase subscriptions and subscription service revenue and overall customer satisfaction for these products. In some cases, we have had to pay substantial fees to obtain premium content. In particular, we have had to pay substantial fees to obtain premium video content even though we have limited experience determining what video content will be successful with current and prospective customers. In addition, certain of our content licensing agreements have high fixed costs associated with them, and we have decided not to renew certain of these agreements. During the quarter ended March 31, 2004, we incurred a charge of approximately $4.9 million due to the cancellation of a content licensing agreement with PGA TOUR and we did not renew our content license agreement with MLB Advanced Media because we believe the proposed cost of the license renewal was unreasonably high and not economically viable. Failure to renew these contracts has resulted, and may in the future result, in the loss of subscribers to our video subscription offerings and a corresponding loss of revenue. If we cannot obtain premium digital content for any of our digital content subscription services on commercially reasonable terms, or at all, our business will be harmed.

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

     If we do not continue to add new subscribers each quarter to our subscription services while minimizing the rate of loss of existing subscribers, our operating results will be adversely impacted. Because Internet subscription content businesses are a relatively new media delivery model and a new business for us, we cannot predict with accuracy our long-term ability to retain subscribers or add new subscribers. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared to competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. In addition, the costs of marketing and promotional activities necessary to add new subscribers, and the costs of obtaining content that customers desire, may adversely impact our margins and operating results.

Our online music services depend upon our licensing agreements with the major music label and music publishing companies.

     Our online music service offerings depend on music licenses from the major music labels and publishers. The current license agreements are for relatively short terms (some of these licenses are due to expire and will need to be renewed in 2004), and we cannot be sure that the music labels will renew the licenses on commercially viable terms, or at all. Due to the increasing importance of our music services to our overall revenue, the failure of the major music labels or publishers to renew these licenses under terms that are acceptable to us will harm our ability to offer successful music subscription services and would harm our operating results.

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

          Our software and services must compete with strong existing competitors, and new competitors may enter with competitive new products, services and technologies. These market conditions have in the past resulted in, and could likely continue to result in the following consequences, any of which could adversely affect our business, our operating results and the trading price of our stock:

•	reduced prices, revenue and margins;

•	increased expenses in responding to competitors;

•	loss of current and potential customers, market share and market power;

•	lengthened sales cycles;

•	degradation of our stature in the market and reputation;

•	changes in our business and distribution and marketing strategies;

•	changes to our products, services, technology, licenses and business practices, and other disruption of our operations;

•	strained relationships with partners; and

•	pressure to prematurely release products or product enhancements.

          Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. Our competitors across the breadth of our product line include a number of large and powerful companies, such as Microsoft, Apple Computer, Yahoo! and others. Some of our competitors have in the past and may in the future enter into collaborative arrangements with each other that enable them to better compete with our business.

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

          We believe that Microsoft has employed, and will likely continue to employ illegal and highly aggressive tactics against us such as leveraging Microsoft’s market dominating position in operating systems and servers to distribute and promote its digital media products. We also believe that Microsoft limits exposure to third parties (including us) of the interfaces to its operating systems, which limits the ability of our products to take full advantage of the features and functionality of Microsoft’s operating systems and harms our ability to compete effectively with Microsoft. The effects of Microsoft’s activities include loss of customers and market share, unnatural pressure on the pricing of our products and continuing costs of developing and revising business strategies in response to these activities.

Our consumer businesses face substantial competitive challenges that may prevent us from being successful in those businesses.

          Video Products and Services. Our video content services (including our RealOne SuperPass subscription service) face competition from existing competitive alternatives and other emerging services and technologies. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, Microsoft, Apple, Yahoo! and broadband Internet service providers. We expect that, as the market for Internet video content matures, more competitors will enter these new markets, making competition even more intense. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets to promote their offerings.

          Music. Our music service offerings face competition from traditional offline music distribution competitors and from other online digital music services. Some of these competing services have been the subject of substantial marketing efforts and have received significant media attention, including Apple’s iTunes music download service and Roxio’s Napster online music subscription service. We expect that Microsoft will also begin offering premium music services in conjunction with its Windows Media Player and MSN services, and we also expect increasing competition from online retailers such as Amazon.com and WalMart.com. Our current music service offerings may not be able to compete effectively in this highly competitive market. Our music services also face significant competition from “free” peer-to-peer services, which allow consumers to directly access an expansive array of free content without securing licenses from content providers. The ongoing presence of these “free” services, even if they are subsequently found to be illegal, substantially impairs the marketability of legitimate services like ours.

          Games. Our RealArcade service competes with other online distributors of downloadable PC games focused on the non-core segment of the market. Some of these distributors have high volume distribution channels and greater financial resources than us, including Yahoo Games, MSN Gamezone, Pogo.com and Shockwave. We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our games distribution business or that we will be able to remain competitive in the downloadable games category in the future. We recently completed the acquisition of GameHouse, a developer of downloadable PC games and now also compete with other developers of downloadable games for the non-core segment of the market.

We may not be successful in the market for downloadable media and personal music management software.

          The market for software products that enable the downloading of media and personal music management software is still evolving. We may be unable to develop a revenue model or sufficient demand to take advantage of this market opportunity. We cannot predict whether consumers will adopt our media player products as their primary application to play, record, download and manage their digital music, especially in light of the fact that Microsoft bundles its competing Windows Media Player with its Windows operating system. Our inability to achieve widespread acceptance for our digital music architecture or widespread distribution of our player products could hold back the development of revenue streams from these market segments, including digital music content, and therefore could harm the prospects for our business.

Our paid content businesses depend upon effective digital rights management solutions.

          Our paid content businesses depend upon effective digital rights management solutions that allow control of accessibility to online digital content. These solutions are important to the economics of these businesses and also to address concerns of content providers regarding online piracy. We cannot be certain that we can develop, license or acquire such solutions, or that content licensors, electronic device makers or consumers will accept them. In addition, consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. We may need to license digital rights management solutions to support our products. No assurance can be given that such solutions will be available to us on reasonable terms or at all. If digital rights management solutions are not effective, or are perceived as not effective, content providers may not be willing to include content in our services, which would harm our business and operating results.

          Digital rights management technologies are frequently the subject of hostile attack by third parties seeking to illegally obtain content. If our digital rights management technology is compromised or otherwise malfunctions, we could be subject to lawsuits seeking compensation for any harm caused and our business could be harmed if content providers lose confidence in our ability to protect their content.

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

          The aggressive, and we believe illegal, competitive efforts of Microsoft, including the provision of free software and other incentives to induce customers to use its competing technology, have negatively impacted our systems software sales to customers in a variety of business market segments in recent periods. We cannot predict when, or if, we will experience increased demand for our systems software products from customers in these markets.

Our Helix open source initiative is subject to risks associated with open source technology.

There are a number of risks associated with our Helix Community initiative, including risks associated with market and industry acceptance, development processes and software licensing practices, and software license and development support business models. The broader media technology and product industry may not adopt the Helix DNA Platform and/or the Helix Community as a development platform for media delivery and playback products and third parties may not enhance, develop or introduce technologies or products based on Helix DNA technology. While we have invested substantial resources in the development of the underlying technology within the Helix DNA and the Helix Community process itself, the market and industry may not accept them and we may not derive royalty or support revenues from them. Additionally, the introduction of broadly available open source software licensing and community source licensing may adversely affect sales of our commercial system software products to mobile operators, broadband providers, corporations, government agencies, educational institutions and other business and non-business organizations. In those areas where adoption of the Helix Community and Helix DNA occurs, our community and open source approach means that we no longer exercise sole control over many aspects of the development of the Helix DNA technology.

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

          Certain of our products and services are dependent in part on the licensing and incorporation of technology from third party vendors. The markets in which we compete are new and rapidly evolving and, in some cases, significant technology innovation occurs at very early-stage companies. In some cases, we rely on the technology of these types of vendors in order to make our products and services more competitive. If the technology of these vendors fails to perform as expected or if key vendors do not continue to support their technology because the vendor has gone out of business or otherwise, then we may incur substantial costs in replacing the products and services, or we may fall behind in our development schedule while we search for a replacement. These costs or the potential delay in the development of our products and services could harm our business and our prospects.

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

Our Harmony Technology may not achieve consumer or market acceptance and has drawn a negative reaction from a competitor.

          We recently announced the creation of a new digital rights management translation technology, called Harmony, which enables consumers to securely transfer purchased music to digital music devices, including the iPod line of digital music players sold by Apple Computer, Inc. as well as certain devices that use Microsoft Windows Media DRM. Harmony is designed to enable consumers to transfer music purchased from our RealPlayer Music Store to a wide variety of portable music devices, rather than being restricted to a specific portable device. We do not know whether consumers will accept Harmony or whether it will lead to increased sales of any of our consumer products or services or increased usage of our media player products.

          There are other risks associated with the launch of Harmony, including the risk that Apple will try to modify its technology to “break” the interoperability that Harmony provides to consumers. If Apple chooses this course of action, Harmony may no longer work with Apple’s products, which could harm our business and reputation, or we may be forced to incur additional development costs to refine Harmony to make it interoperate again. We believe our Harmony technology is completely legal, however, there is no assurance that a court would agree with our position. If Apple decides to commence litigation against us in order to prevent interoperation with its products, we may be forced to spend money defending their legal challenge, which could harm our operating results.

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

          Our success also depends on our ability to attract, train or retain qualified personnel in all areas, especially those with management and product development skills. In particular, we must hire and retain experienced management personnel to help us grow and manage our business, and skilled software engineers to further our research and development efforts. At times, we have experienced difficulties in hiring and retaining personnel with the proper training or experience, particularly in technical and media areas. Competition for qualified personnel is intense, particularly in high-technology centers such as the Pacific Northwest, where our corporate headquarters are located. If we do not succeed in attracting new personnel or in retaining and motivating our current personnel, our business could be harmed.

Our industry is experiencing consolidation that may cause us to lose key relationships and intensify competition.

     The Internet and media distribution industries are undergoing substantial change, which has resulted in increasing consolidation and formation of strategic relationships. We expect this consolidation and strategic partnering to continue. Acquisitions or other consolidating transactions could harm us in a number of ways, including:

•	we could lose strategic relationships if our strategic partners are acquired by or enter into relationships with a competitor (which could cause us to lose access to distribution, content, technology and other resources);

•	we could lose customers if competitors or users of competing technologies consolidate with our current or potential customers; and

•	our current competitors could become stronger, or new competitors could form, from consolidations.

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

          We acquired Listen.Com, Inc. in August 2003, and the operations associated with Listen will remain in San Francisco. This is our first experience operating and integrating a substantial acquired business in a remote location. The geographic separation could increase the operational risks described above. We also acquired GameHouse, Inc. in January 2004. The acquisition of GameHouse is our first attempt to operate and manage a content creation business. We may not be successful in operating this type of business, which could harm our business and our prospects.

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

          We have a substantial investment in MusicNet, a joint venture formed with several leading media companies to create a technology platform for online digital music subscription sales. We rely on financial statements provided by MusicNet in determining the amount of our equity share of MusicNet’s net loss. MusicNet has incurred substantial losses since its inception and we record our equity share of its losses on our financial statements for each of our reporting periods. We do not control MusicNet and we do not participate in the preparation of its financial statements. If the financial statements supplied to us by MusicNet are inaccurate, we may be forced to adjust or restate our operating results. If MusicNet does not provide its financial statements to us in a timely manner, we may not be able to timely satisfy our Securities and Exchange Commission reporting obligations. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will need additional funding although we are not obligated to provide additional funding.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

          Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, investors may lose confidence in our financial reporting and the trading price of our stock could be harmed. In addition, we are now in the process of complying with requirements resulting from the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions of Section 404 of SOX that establish requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. In 2004, we have devoted significant financial and other resources to review and strengthen our internal controls in advance of complying with the Section 404 requirements. The requirements and processes associated with Section 404 are new and untested and we cannot be certain that the measures we have taken will be sufficient to meet the Section 404 requirements or that we will be able to implement and maintain adequate controls over our financial processes and reporting in the future. Moreover, we cannot be certain that the costs associated with such measures will not exceed our estimates, which could impact our overall operating results. Any failure to meet the Section 404 requirements or to implement required new or improved controls, or difficulties or unanticipated costs encountered in their implementation, could cause investors to lose confidence in our reported financial information or could harm our financial results, which could have a negative effect on the trading price of our stock.

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

          Our executive officers, directors and affiliated persons beneficially own more than one third of our common stock. Robert Glaser, our Chief Executive Officer and Chairman of the Board, beneficially owns the majority of that stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

          Washington law imposes restrictions on some transactions between a corporation and certain significant shareholders. The foregoing provisions of our charter documents, shareholder rights plan, our agreement with Mr. Glaser, the zero coupon convertible subordinated notes and Washington law, as well as those relating to a classified board of directors and the availability of “blank check” preferred stock, could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future for our common stock.

If we account for employee stock options using the fair value method, it could significantly reduce our results of operations.

          On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment: an amendment of FASB statements No. 123 and 95”, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges. Stock options are also a key part of the compensation packages that we offer our employees. If we are forced to curtail our broad-based option program, it may become more difficult for us to attract and retain employees.

Our stock price has been volatile in the past and may continue to be volatile.

          The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended June 30, 2004, the price of our common stock ranged from $8.00 to $4.73 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results or changes in financial estimates or recommendations by securities analysts, as well as any of the other risk factors described above.

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

Special Note Regarding Forward-Looking Statements

          We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	the future development and growth of, and opportunities for, premium digital audio and video content online;

•	the future development and growth of digital media delivery to mobile devices, and our position in that market;

•	our ability to leverage our digital media delivery technology and user base to generate revenue from the sale of digital media products and services;

•	the future success of, and anticipated benefits from, our open source technology initiatives;

•	competition from existing and new competitors in each of our markets, and our ability to compete with such competitors;

•	anticipated future competitive activities of Microsoft, and the anticipated results of those activities;

•	potential future growth of service revenue, and the rate of that growth;

•	anticipated fluctuation in our paid content subscriber base and revenue;

•	our costs of service revenue and its impact on our gross margins;

•	anticipated fluctuations in our revenue and cost of service revenue;

•	anticipated future increases in our sales and marketing expenses;

•	anticipated effects of potential content acquisition transactions;

•	anticipated effects of recent and potential future business and technology acquisitions and strategic investments by us;

•	the impact of our interest in MusicNet on our operating results;

•	our future activities under our stock repurchase program;

•	future capital needs and capital expenditures;

•	the impact of our acquisition of GameHouse on our position in the downloadable PC games market;

•	the future impact of interest and foreign exchange rates on our operating results and cash flows;

•	our ability to achieve quarterly profitability by the end of 2004;

•	the impact of current litigation in which we are involved, including our suit with Microsoft for alleged antitrust violations;

•	the likelihood of, and the likely effect of, potential future litigation involving us;

•	anticipated consolidation and strategic partnering activities in our markets;

•	the future effectiveness of our intellectual property rights and potential future litigation involving us regarding intellectual property matters; and

•	potential future charges relating to excess facilities, impairment of assets and reduction in value of investments.

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

     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality securities as specified in our investment policy guidelines. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, in a falling rate environment there may be a degree of reinvestment risk since as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities, which have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority matures within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments, and as such, the descriptions under the captions “Interest Rate Risk” remain unchanged from those included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Investment Risk. As of June 30, 2004, we had investments in voting capital stock of both public and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Equity price fluctuations of plus or minus 10% of prices at June 30, 2004 would have had an approximate $3.2 million impact on the value of our investments in publicly traded companies at June 30, 2004, related primarily to our investment in a publicly traded Japanese company.

     Foreign Currency Risk. International revenue accounted for approximately 20% of total net revenue for the six months ended June 30, 2004. Our international subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters ended June 30, 2004 and 2003.

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

     (b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On March 9, 2004, the Company filed suit against MLB Advanced Media, L.P. (“MLBAM”) in the U.S. District Court for the Western District of Washington, asserting a claim for breach of contract relating to an agreement between the Company and MLBAM which requires MLBAM to provide certain streaming media content in the Company’s formats. The Company is seeking injunctive relief requiring MLBAM to perform its obligations under that agreement. The Company is also seeking monetary damages and reasonable attorneys fees. MLBAM has filed counterclaims in the action alleging false advertising, trademark infringement and related allegations, all of which the Company has denied.

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

     In March 2003, William Cirignani filed a putative consumer class action against the Company in Washington state court, alleging causes of action based on the Washington Consumer Protection Act and unjust enrichment. The plaintiff alleges that consumers who attempted to download or purchase certain of the Company’s products and services were fraudulently and deceptively enrolled in, and prevented from canceling, the Company’s subscription services. The plaintiff seeks compensatory damages, equitable relief in the form of an order prohibiting the alleged false and deceptive practices, treble damages and other relief. The trial court has granted the Company’s motion to stay the action pending arbitration on an individual, non-class basis and the Court of Appeals and the Washington Supreme Court have rejected the plaintiff’s appeal. The Company disputes plaintiff’s allegations in this action and intends to vigorously defend itself against these claims.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)	Between April 1, 2004 and June 30, 2004, the Company has issued and sold unregistered securities as follows:

(1)	On June 30, 2004, the Company issued an aggregate of 2,082 shares of Common Stock to two non-employee directors as compensation for board service during the second quarter of 2004 pursuant to the RealNetworks, Inc. Director Compensation Stock Plan. The aggregate value of the shares was approximately $14,241. The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

     An Annual Meeting of Shareholders of RealNetworks, Inc. (the “Annual Meeting”) was held on June 4, 2004. The matters voted on at the Annual Meeting and votes cast on such matters were as follows:

     The election of three Class 1 directors to serve until the 2007 Annual Meeting of Shareholders, or until such director’s earlier retirement, resignation or removal, or the election of their successors.

Directors Elected	For	Withheld
Eric Benhamou	150,741,203	2,809,815
Edward Bleier	149,639,023	3,911,995
Kalpana Raina	150,699,319	2,851,699

     The terms of the following directors continued after the Annual Meeting:

James W. Breyer Robert Glaser Jeremy Jaech Jonathan D. Klein

     The approval of the RealNetworks, Inc. Director Compensation Stock Plan.

			Broker
For	Against	Abstain	Non-votes
101,093,454	8,542,289	3,208,988	40,706,287

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits Required by Item 601 of Regulation S-K:

Exhibit Number	Description
31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

          On April 28, 2004, RealNetworks, Inc. furnished a report on Form 8-K related to its announcement on April 28, 2004 of certain executive changes and the results for its first quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2004.

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