Form 10-Q
period 2004-09-30
REALNETWORKS INC
filed 2004-11-09
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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
Yes ☒ No ☐

The number of shares of the registrant’s Common Stock outstanding as of October 24, 2004 was 169,807,353.

RealNetworks, Inc.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$362,380	373,593
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	13,650	10,618
Prepaid expenses and other current assets	10,498	8,879

Total current assets	386,528	393,090

Equipment and leasehold improvements, at cost:
Equipment and software	43,574	37,110
Leasehold improvements	24,560	26,085

Total equipment and leasehold improvements	68,134	63,195
Less accumulated depreciation and amortization	39,045	33,258

Net equipment and leasehold improvements	29,089	29,937

Restricted cash equivalents	20,151	19,953
Notes receivable from related parties	698	771
Investments	44,691	34,577
Other assets	3,287	4,069
Goodwill, net	119,217	97,477
Other intangible assets, net	9,504	1,065

Total assets	$613,165	580,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,617	6,865
Accrued and other liabilities	51,681	39,400
Deferred revenue, excluding non-current portion	31,543	31,186
Accrued loss on excess office facilities and content agreement, excluding non-current portion	7,045	4,960

Total current liabilities	102,886	82,411

Deferred revenue, excluding current portion	1,290	4,561
Accrued loss on excess office facilities and content agreement, excluding current portion	21,054	24,099
Deferred rent	3,329	3,382
Convertible debt	100,000	100,000
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value
Authorized 1,000,000 shares; issued and outstanding 169,763 shares in 2004 and 164,197 shares in 2003	170	164
Additional paid-in capital	665,497	639,369
Notes receivable from shareholder	(10)	(58)
Deferred stock compensation	(218)	(620)
Accumulated other comprehensive income	20,745	7,184
Accumulated deficit	(301,578)	(279,553)

Total shareholders’ equity	384,606	366,486

Total liabilities and shareholders’ equity	$613,165	580,939

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenue (A)	$68,310	51,809	194,173	148,321
Cost of revenue (B)	24,786	18,859	68,282	47,563
Loss on content agreement	—	—	4,938	—

Gross profit	43,524	32,950	120,953	100,758

Operating expenses:
Research and development (excluding non-cash stock-based compensation, of $106 and $401 for the quarter and nine months ending September 30, 2004, respectively and $366 and $860 for the comparable periods during 2003, included below)	13,046	12,108	38,516	34,841
Sales and marketing	24,721	19,098	70,171	56,697
General and administrative (excluding non-cash stock-based compensation of $39 and $223 for the quarter and nine months ending September 30, 2004, respectively, and zero for the comparable periods during 2003, included below)	7,968	5,460	23,388	16,821
Loss on excess office facilities	866	—	866	7,098
Antitrust litigation	2,974	—	8,051	—
Stock-based compensation	145	366	624	860

Total operating expenses	49,720	37,032	141,616	116,317

Operating loss	(6,196)	(4,082)	(20,663)	(15,559)

Other income (expense), net:
Interest income, net	1,190	922	2,850	3,373
Equity in net losses of MusicNet	(1,262)	(1,149)	(3,396)	(4,274)
Impairment of equity investments	(450)	—	(450)	(424)
Other, net	(109)	623	(9)	888

Other income (expense), net	(631)	396	(1,005)	(437)

Net loss before income taxes	(6,827)	(3,686)	(21,668)	(15,996)
Income tax (provision) benefit	(142)	32	(357)	(128)

Net loss	$(6,969)	(3,654)	(22,025)	(16,124)

Basic and diluted net loss per share	$(0.04)	(0.02)	(0.13)	(0.10)
Shares used to compute basic and diluted net loss per share	169,588	161,684	168,527	159,136
Comprehensive income (loss):
Net loss	$(6,969)	(3,654)	(22,025)	(16,124)
Unrealized gain on investments:
Unrealized holding gains	8,003	8,840	13,737	11,380
Adjustments for gains (losses) reclassified to net loss	—	(165)	(53)	144
Foreign currency translation gains (losses)	91	(127)	(123)	21

Comprehensive income (loss)	$1,125	4,894	(8,464)	(4,579)

(A) Components of net revenue:
License fees	$18,199	15,543	53,581	48,410
Service revenue	50,111	36,266	140,592	99,911

	$68,310	51,809	194,173	148,321

(B) Components of cost of revenue:
License fees	$7,751	2,682	20,706	6,244
Service revenue	17,035	16,177	47,576	41,319

	$24,786	18,859	68,282	47,563

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(22,025)	(16,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,923	8,403
Stock-based compensation	624	860
Equity in net losses of MusicNet	3,396	4,274
Accrued loss on excess office facilities and content agreement	(959)	3,721
Loss on disposal of equipment	928	—
Gain on sale of investments	(66)	(573)
Impairment of equity investments	450	424
Net change in certain operating assets and liabilities	12,859	(5,259)

Net cash provided by (used in) operating activities	6,130	(4,274)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(6,644)	(6,769)
Purchases of intangible assets	(4,850)	—
Purchases of short-term investments	(269,539)	(238,281)
Proceeds from sales and maturities of short-term investments	304,475	282,005
Purchases of long-term investments	—	(3,000)
Increase in restricted cash equivalents	(198)	(2,500)
Proceeds from sales of investments	77	715
Proceeds from repayments of notes receivable	—	85
Payment of acquisition costs, net of cash acquired	(10,477)	(20,169)

Net cash provided by investing activities	12,844	12,086

Cash flows from financing activities:
Proceeds from sale of convertible debt, net of offering costs of $3,037	—	96,963
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	5,206	8,858

Net cash provided by financing activities	5,206	105,821

Effect of exchange rate changes on cash and cash equivalents	(183)	53
Net increase in cash and cash equivalents	23,997	113,686
Cash and cash equivalents at beginning of period	198,028	121,779

Cash and cash equivalents at end of period	222,025	235,465
Short-term investments at end of period	140,355	143,274

Total cash, cash equivalents and short-term investments at end of period	$362,380	378,739

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration in business combinations:
Common stock and options issued in business combination	$20,901	19,376

Accrued acquisition costs	$—	1,737

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business

     RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading global provider of network-delivered digital media products and services. The Company also develops and markets software products and services that enable the creation, distribution and consumption of digital media, including audio and video.

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

     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2004. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(c) Cash, Cash Equivalents and Short-Term Investments

     Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$222,025	198,028
Short-term investments	140,355	175,565

Total cash, cash equivalents and short-term investments	$362,380	373,593

Restricted cash equivalents	$20,151	19,953

     Restricted cash equivalents at September 30, 2004 represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters, (c) cash equivalents of $2.75 million pledged as collateral against guaranteed minimum payments under a discontinued content agreement, and (d) $0.1 million pledged as collateral in connection with credit agreements with certain financial institutions.

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

(d) Notes Receivable from Related Parties and Shareholder

     Notes receivable from related parties consist of loans made in 2000 by Listen.com, Inc. (Listen) to certain former officers of Listen. The notes are limited recourse and bear interest at rates ranging from 6.13% to 6.60% and are due between February 2005 and September 2005.

     Notes receivable from shareholder consist of a full recourse note issued as consideration for the exercise of Listen stock options by a certain former employee of Listen in 1999 that is a current employee of the Company. The note bears interest at a rate of 5.28% and is due seven years from the date of issuance.

(e) Investments

     The Company has certain investments that are accounted for under the cost method of accounting. The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence and for which the related securities do not have a quoted market price.

     The Company’s investment in MusicNet, Inc. (MusicNet) is accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s consolidated operating results. In certain cases where the Company has loaned the investee funds, the Company may record more than its relative equity share of the investee’s losses.

(f) Other Assets

     Other assets primarily consist of offering costs and other long-term deposits. The Company incurred the offering costs as a result of its convertible debt offering. These costs are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over a 5-year period.

(g) Intangible Assets, net

     Intangible assets, net primarily consist of trade names, technology and patents that were acquired through certain of the Company’s acquisitions, as well as other purchased technology. The intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to five years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that may indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

(h) Revenue Recognition

     The Company recognizes revenue in connection with its software products pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (SOP 98-9). Some of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. If the consulting services are essential to the functionality of the software, or payment of the license fee depends on the performance of the services, both the software license and consulting fees are recognized under the percentage of completion method of contract accounting in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

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

(i) Net Loss Per Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

     The share count used to compute basic and diluted net loss per share is calculated as follows (in thousands):

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	169,724	162,014	168,688	159,433
Less restricted shares	(136)	(330)	(161)	(297)

Shares used to compute basic and diluted net loss per share	169,588	161,684	168,527	159,136

     Potential dilutive securities outstanding were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Potential dilutive securities for the quarter and nine months ended September 30, 2004 included options to purchase approximately 36,805,000 common shares and approximately 10,750,000 contingently issuable common shares related to convertible debt as described in Note 7. Potential dilutive securities for the quarter and nine months ended September 30, 2003 included options to purchase approximately 36,865,000 common shares, warrants to acquire approximately 23,000 common shares and approximately 10,750,000 contingently issuable shares related to convertible debt.

(j) Derivative Financial Instruments

     During the nine months ended September 30, 2004, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they do not meet the criteria for hedge accounting under Statement of Financial Accounting

Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended.

     At September 30, 2004, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value
British Pounds (“GBP”)
(contracts to receive GBP/pay US$)	(GBP)	1,000	$1,794	$14
Euro (“EUR”)
(contracts to pay EUR/receive US$)	(EUR)	2,200	$2,697	$(36)
Japanese Yen (“YEN”)
(contracts to pay YEN/receive US$)	(YEN)	326,000	$2,981	$19

     At December 31, 2003, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value
British Pounds (“GBP”)
(contracts to receive GBP/pay US$)	(GBP)	1,100	$1,926	$34
Euro (“EUR”)
(contracts to pay EUR/receive US$)	(EUR)	2,150	$2,648	$(48)
Japanese Yen (“YEN”)
(contracts to pay YEN/receive US$)	(YEN)	295,200	$2,749	$(2)

     No derivative instruments designated as hedges for accounting purposes were outstanding at September 30, 2004 or December 31, 2003.

     (k) Comprehensive Income (Loss)

     The Company’s comprehensive income (loss) for the quarters and nine months ended September 30, 2004 and 2003 consisted of net loss, net unrealized gains on investments and the net amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains and losses on investments has been taken into account if applicable. The components of accumulated other comprehensive income are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Unrealized gains on investments, net of taxes of $16,916 in 2004 and 2003	$21,085	7,401
Foreign currency translation adjustments	(340)	(217)

Total accumulated other comprehensive income	$20,745	7,184

(l) Stock-Based Compensation

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

     The Company recognizes compensation cost related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). At September 30, 2004, the Company has six stock-based employee compensation plans. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(6,969)	(3,654)	(22,025)	(16,124)
Plus: stock-based employee compensation expense included in reported net loss, net of related tax effects	145	366	624	860
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,066)	(9,592)	(17,393)	(27,789)

Pro forma net loss	$(11,890)	(12,880)	(38,794)	(43,053)

Net loss per share:
Basic and diluted — as reported	$(0.04)	(0.02)	(0.13)	(0.10)
Basic and diluted — pro forma	$(0.07)	(0.08)	(0.23)	(0.27)

(m) Recently Issued Accounting Standards

     In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”’ (FSP EITF 03-1-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact the Company’s consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

     In June 2004, the Emerging Issues Task Force reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (EITF 02-14). EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means, how the equity method should be applied to investments other than common stock, and for securities with a readily determinable fair market value, how the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), interact. The consensus in this EITF is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not impact the Company’s consolidated financial statements.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Earnings Per Share” (EITF 04-8), which addresses when the diluted effect of contingently convertible debt instruments should be included in diluted earnings per share (EPS). EITF 04-8 requires that contingently convertible debt instruments are to be included in the computation of diluted EPS regardless of whether the market price trigger has been met. For comparative purposes, the adoption of EITF 04-8 will also require that previously reported diluted EPS amounts be restated to include the provisions of EITF 04-8. EITF 04-8 is expected to be effective for reporting periods ending after December 15, 2004. EITF 04-8 will not impact the Company’s diluted earnings per share calculations for prior periods through September 30, 2004, since the inclusion of the potential shares related to the Company’s contingently convertible debt would be anti-dilutive. The Company does not anticipate that EITF 04-8 will have a significant impact on future diluted earnings per share calculations.

(n) Reclassifications

     Certain reclassifications have been made to the September 30, 2003 consolidated financial statements to conform to the September 30, 2004 presentation.

NOTE 2 — SEGMENT INFORMATION

     Prior to 2004, the Company operated in one business segment: media delivery. The Company began measuring its business by segments beginning in the quarter ended March 31, 2004, and now operates in two business segments: Consumer Products and Services and Business Products and Services, for which the Company receives revenue from its customers. Since the Company began measuring its business by segments beginning in the quarter ended March 31, 2004, comparable results of segment profit and loss for 2003 are not presented, as they are not available. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, Senior Vice Presidents, General Counsel, and the Company’s Chief Strategy Officer. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Consumer Products and Services and Business Products and Services and, therefore, the Company reports these as operating segments as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131).

     The Company’s customers consist primarily of business customers and individual consumers located in the United States and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
United States	$52,054	37,660	146,966	107,438
Europe	10,168	8,710	29,999	23,614
Rest of the world	6,088	5,439	17,208	17,269

Total net revenue	$68,310	51,809	194,173	148,321

     The Company’s segment revenue is defined as follows:

•	Consumer Products and Services revenue is derived from sales of digital media subscription services, content such as games and music, the Company’s RealPlayer Plus and other related products, sales and distribution of third party software products and services, and advertising. These products and services are sold and provided primarily through the Internet, and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occurs monthly, quarterly or annually, depending on the service purchased.

•	Business Products and Services revenue is derived from sales of media delivery system software, including RealServers and Helix system software for both wireline and wireless systems, related authoring and publishing tools, digital rights management technology, support and maintenance services, broadcast hosting services and consulting services. These products and services are primarily sold to corporate customers.

     Net revenue by segment is as follows (in thousands):

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Consumer Products and Services	$55,382	36,377	154,957	102,435
Business Products and Services	12,928	15,432	39,216	45,886

Total net revenue	$68,310	51,809	194,173	148,321

     Consumer Products and Services revenue is comprised of the following (in thousands):

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Video, consumer software and other	$27,497	28,572	84,120	87,047
Music	18,787	4,655	46,632	7,156
Games	9,098	3,150	24,205	8,232

Total Consumer Products and Services revenue	$55,382	36,377	154,957	102,435

     Consumer Products and Services revenue is comprised of the following (in thousands):

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Consumer subscription services	$37,734	27,909	104,073	77,018
Consumer software and related services	17,648	8,468	50,884	25,417

Total Consumer Products and Services revenue	$55,382	36,377	154,957	102,435

     Long-lived assets, net by geographic region are as follows (in thousands):

	September 30,	December 31,
	2004	2003
United States	$157,192	127,694
Europe	192	230
Rest of world	426	555

Total long-lived assets, net	$157,810	128,479

     Goodwill, net is assigned to the Company’s segments as follows (in thousands):

	September 30,	December 31,
	2004	2003
Consumer Products and Services	$111,402	89,662
Business Products and Services	7,815	7,815

Total goodwill, net	$119,217	97,477

     Reconciliation of segment operating income (loss) to net loss before income taxes for the quarter and nine months ended September 30, 2004 is as follows (in thousands):

	Consumer Products	Business Products
For the Quarter Ended September 30, 2004	and Services	and Services	Reconciling Amounts	Consolidated
Net revenue	$55,382	12,928	—	68,310
Cost of revenue	22,752	2,034	—	24,786
Loss on content agreement	—	—	—	—

Gross profit	32,630	10,894	—	43,524
Loss on excess office facilities	—	—	866	866
Antitrust litigation	—	—	2,974	2,974
Stock-based compensation	—	—	145	145
Other operating expenses	32,843	12,892	—	45,735

Operating loss	(213)	(1,998)	(3,985)	(6,196)
Total non-operating expenses, net	—	—	(631)	(631)

Net loss before income taxes	$(213)	(1,998)	(4,616)	(6,827)

	Consumer Products	Business Products
For the Nine Months Ended September 30, 2004	and Services	and Services	Reconciling Amounts	Consolidated
Net revenue	$154,957	39,216	—	194,173
Cost of revenue	62,008	6,274	—	68,282
Loss on content agreement	4,938	—	—	4,938

Gross profit	88,011	32,942	—	120,953
Loss on excess office facilities	—	—	866	866
Antitrust litigation	—	—	8,051	8,051
Stock-based compensation	—	—	624	624
Other operating expenses	92,583	39,492	—	132,075

Operating loss	(4,572)	(6,550)	(9,541)	(20,663)
Total non-operating expenses, net	—	—	(1,005)	(1,005)

Net loss before income taxes	$(4,572)	(6,550)	(10,546)	(21,668)

Operating expenses of both Consumer Products and Services and Business Products and Services include costs directly attributable to those segments and an allocation of general and administrative expenses and other corporate overhead costs. General and administrative and other corporate overhead costs are allocated to the segments and are generally based on the relative head count of each segment. The accounting policies used to derive segment results are generally the same as those described in Note 1.

The Company was able to identify historical information for segment cost of revenue and as a result presents net revenue and cost of revenue by segment for the quarter and nine months ended September 30, 2003 as follows (in thousands):

	Consumer Products	Business Products
For the Quarter Ended September 30, 2003	and Services	and Services	Consolidated
Net revenue	$36,377	15,432	51,809
Cost of revenue	16,894	1,965	18,859

Gross profit	$19,483	13,467	32,950

	Consumer Products	Business Products
For the Nine Months Ended September 30, 2003	and Services	and Services	Consolidated
Net revenue	$102,435	45,886	148,321
Cost of revenue	42,094	5,469	47,563

Gross profit	$60,341	40,417	100,758

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

     GameHouse is a developer, publisher and distributor of downloadable PC and mobile games. The Company believes that combining GameHouse’s assets with RealNetworks’ subscription games service and downloadable games distribution platform will strengthen the Company’s position in the PC games market. The results of GameHouse’s operations are included in RealNetworks’ consolidated financial statements starting from the date of acquisition.

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

NOTE 4 — OTHER INVESTMENTS

     RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of certain companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent of which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. During the quarter ended March 31, 2003, certain of the Company’s investments were written down to fair value based upon the Company’s analysis that the declines in fair value were other-than-temporary resulting in an impairment charge of $0.4 million. Based upon an evaluation of the facts and circumstances during the quarter ended September 30, 2004, the Company determined that there was an other-than-temporary decline in the fair value of a privately held minority investment resulting in an impairment charge of $0.5 million for the quarter then ended.

     As of September 30, 2004, the Company owned marketable equity securities of a Japanese company, representing approximately 14% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has increased from the Company’s original cost of approximately $1.0 million, resulting in a carrying value at September 30, 2004 of $39.2 million. The increase over the Company’s cost basis, net of tax effects is $21.3 million and is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited, and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

NOTE 5 — INVESTMENT IN MUSICNET

     The Company’s investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, the Company records in its statement of operations its equity share of MusicNet’s net loss, which was $1.3 million for the quarter and $3.4 million for the nine months ended September 30, 2004 and $1.1 million and $4.3 million for the comparable periods of 2003. The Company owns preferred stock in MusicNet and also owns convertible notes that are convertible into shares of MusicNet preferred stock. During 2003, the Company and the other investors in MusicNet contributed additional capital to MusicNet to fund its business. The Company contributed $3.0 million and received additional convertible notes for this investment. The Company anticipates that MusicNet will continue to incur losses in the foreseeable future and will require additional funding. The Company is not obligated to provide additional funding. For purposes of calculating the Company’s equity in net loss of MusicNet for the quarter ended September 30, 2004, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses recorded by the Company for the quarter ended September 30, 2004 represent approximately 36.9% of MusicNet’s net loss. As of September 30, 2004, the Company’s ownership interest in outstanding shares of capital stock of MusicNet was approximately 25.5% and the carrying value for its investment was $3.1 million. The Company recognized approximately $0.2 million and $0.7 million of revenue during the quarter and the nine months ended September 30, 2004, and $0.3 million and $0.9 million for the quarter and nine months ended September 30, 2003, respectively, related to license and services agreements with MusicNet.

NOTE 6 — LOSS ON EXCESS OFFICE FACILITIES AND CONTENT AGREEMENT

     In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. Due to the subsequent decline in the market for office space in Seattle and the Company’s re-assessment of its facilities requirements, the Company has accrued for estimated future losses on excess office facilities. The Company’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. During 2003, the Company secured an additional tenant at a sublease rate lower than the rate used in previous loss estimates. As a result, the Company adjusted its estimates to reflect the lower lease rate and recorded additional losses of $7.1 million. The loss estimate includes $14.7 million of sublease income, of which $8.0 million is committed under current sublease contracts. The Company did not identify any factors which caused it to revise its estimates during the quarter and nine months ended September 30, 2004. The Company also recorded an accrual for estimated future losses on excess office facilities in its allocation of the Listen purchase price. The Company regularly evaluates the market for office space. If the market for such space declines further in future periods or if the Company is unable to sublease the space based on its current estimates, the Company may have to revise its estimates, which may result in additional losses on excess office facilities. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections.

     During the quarter ended September 30, 2004, the Company leveraged a termination option in its existing lease for the Company’s headquarters building in order to renegotiate the lease. In addition, the Company ceased use of approximately 16,000 square feet of office space, which will be returned to the landlord in May 2005, in accordance with the amended lease agreement discussed in Note 10. The Company recorded a loss on excess office facilities of approximately $0.9 million related to the expensing of net leasehold improvements and rent for the period between October 1, 2004 and April 30, 2005 related to the excess space the Company vacated as of September 30, 2004.

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

     A summary of activity for the accrued loss on excess office facilities and content agreement is as follows (in thousands):

Accrued loss at December 31, 2003	$29,059
Less amounts paid, net of sublease income	(4,664)
Accrued loss on excess office facilities	126
Accrued loss on content agreement	4,938
Less amounts paid on content agreement	(1,360)

Accrued loss at September 30, 2004	$28,099

NOTE 7 — CONVERTIBLE DEBT

     During 2003, the Company issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of approximately $9.30 per share if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchasers may require the Company to purchase all or a portion of the notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company has received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and are being amortized over a five-year period. Interest expense from the amortization of offering costs in the amount of $0.2 million and $0.5 million is recorded in interest income, net for the quarter and nine months ended September 30, 2004, respectively. Interest expense was approximately $0.2 million for both the quarter and nine months ended September 30, 2003. The net proceeds of the issuance are intended to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and other working capital requirements.

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

NOTE 9 — LITIGATION

     In March 2004, the Company filed suit against MLB Advanced Media, L.P. (MLBAM) in the U.S. District Court for the Western District of Washington, asserting a claim for breach of contract relating to an agreement between the Company and MLBAM, which requires MLBAM to provide certain streaming media content in the Company’s formats. The Company sought injunctive relief requiring MLBAM to perform its obligations under that agreement. The Company also sought monetary damages and reasonable attorneys fees. MLBAM filed counterclaims in the action alleging false advertising, trademark infringement and related allegations, all of which the Company denied. In August 2004, MLBAM moved to dismiss its counterclaims and moved the U.S. District Court to dismiss the Company’s claims on jurisdictional grounds. Prior to the court’s ruling on MLBAM’s motion, the Company filed suit against MLBAM in King County Superior Court in the State of Washington, asserting substantially the same claims and seeking the same relief as set forth in the federal court action. The parties reached a settlement in October 2004 and both cases were dismissed. The settlement resolved the litigation in a satisfactory way and did not have a material effect on the Company’s financial position or results of operations.

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

     From time to time the Company is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third party claims and certain pending claims are moving closer to trial. The Company expects that its potential costs of defending these claims may increase as the disputes move into the trial phase of the proceedings. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

NOTE 10 – SUBSEQUENT EVENT

     Effective October 1, 2004, the Company entered into a Lease Amendment amending the Lease dated January 21, 1998 between the Company and 2601 Elliott LLC, regarding the Company’s headquarters building. The Lease Amendment provides for a reduction in the amount of office space leased by the Company of between 16,355 and 21,470 rentable square feet. Additionally, the Lease Amendment reduces the Company’s future lease expense by approximately $14.5 million over the next 6.5 years and extends the lease term by approximately 3.5 years to September 30, 2014. The Company also has the option to extend the term of the lease for two consecutive periods of five years.

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

     We have been a pioneer in the development of technology for the transmission of digital media over the Internet, and we have used this technology leadership to create a large base of consumers, network operators and content owners who use our products and services to create, send and receive both free and paid content. Our strategy is to continue to grow and leverage this base of users to drive the creation of a market for premium digital audio and video content online and generate profitable revenue from this market in two primary ways:

     (1) as a creator, packager and seller of software and digital content to consumers; and

     (2) as a supplier of the underlying technology and business-to-business services to content owners and network operators to create and distribute digital content.

     Over the last several years, our core business has evolved to address changing dynamics in our industry. We initially developed our business as a leading provider of software technology for the delivery and playback of digital media content over digital networks, and became a leader in that market. We have recently leveraged our technology business and large technology user base to define and develop new markets and businesses predicated on digital media technology. These new businesses principally involve paid digital media content. We have aggressively pursued development of these new businesses, through both internal initiatives and strategic acquisitions of businesses and technologies. As these new businesses have developed, the focus of our core business, including our promotional efforts, has shifted toward these markets and has resulted in significant increases in the number of subscribers to our service offerings and sales of digital media content. The shift in our focus and the increase in the number of subscribers and sales of digital media content is reflected in our results of operations in the following primary ways:

•	A significant increase in service revenue, including primarily consumer subscription services;

•	A significant increase in revenue in our music and games businesses; and

•	A higher percentage of our total revenue relating to our consumer businesses.

     Despite the aggregate growth of our consumer businesses, our overall results have been substantially affected over the last several years by slower sales and usage of our Business Products and Services. The reduction in sales and usage of our Business Products and Services during this period has been caused primarily by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows NT operating system products, which we believe is an illegal practice, and also by general macroeconomic conditions. The macroeconomic conditions resulted in cutbacks in capital and information technology spending by our customers and potential customers in prior periods. Our Business Products and Service revenue tends to be comprised of a number of larger transactions, which typically have lengthy and variable sales cycles. Due to the length and variability of these sales cycles and the size of the transactions, our sequential quarterly revenue has fluctuated based on the timing of the consummation of sales. Additionally, companies within the wireless telecommunications industry have introduced mobile products and services more slowly than we had expected. We believe that some or all of these factors have resulted in reduced sales of our Business Products and Services, resulting in declines in related revenue.

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

     In January 2004, we acquired all of the outstanding securities of GameHouse, Inc. (GameHouse). GameHouse is a developer, publisher and distributor of downloadable PC games. We believe the acquisition strengthened our position in the downloadable PC games market by combining the assets of GameHouse with our downloadable games distribution platform. The results of GameHouse’s operations are included in our unaudited condensed consolidated financial statements since the date of acquisition and impact the comparability of the 2004 results when compared to 2003.

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

     Valuation of Deferred Income Tax Assets. In accordance with generally accepted accounting principles, we must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefits in the statement of operations. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macro-economic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our investments and other assets. As of September 30, 2004 and December 31, 2003, we had established valuation allowances equal to our net deferred tax assets.

Revenue by Segment

     We operate our business in two segments: Consumer Products and Services and Business Products and Services.

	Quarters Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
			(Dollars in thousands)
Consumer Products and Services	$55,382	36,377	52%	$154,957	102,435	51%
Business Products and Services	12,928	15,432	(16)	39,216	45,886	(15)

Total net revenue	$68,310	51,809	32	$194,173	148,321	31

	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(As a percentage of total net revenue)
Consumer Products and Services	81%	70	80	69
Business Products and Services	19	30	20	31

Total net revenue	100%	100	100	100

     Consumer Products and Services. Consumer Products and Services revenue is derived from sales of digital media subscription services, our RealPlayer Plus and other related products, sales and distribution of third party software products and services, sales of digital content such as games and music, and advertising. These products and services are sold primarily through the Internet, and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occurs monthly, quarterly or annually, depending on the service purchased. Consumer Products and Services revenue increased in the quarter and nine months ended September 30, 2004 primarily due to: (1) growth in aggregate subscribers to our digital media subscription services and the related growth in revenue; (2) revenue related to new third party product distribution agreements; (3) revenue from our Rhapsody music service since the date of our acquisition of Listen, and subsequent growth in the number of Rhapsody subscribers; (4) revenue related to the online sale of individual songs through our Rhapsody music subscription service (which we began selling after we acquired Listen in August 2003) and through our new RealPlayer Music Store, which we launched in January 2004 and (5) revenue related to our GameHouse product offerings, which we acquired in January 2004. These increases were partially offset by decreases in sales of our premium consumer license products and third party consumer license products. We believe the growth in certain of our subscription services is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements. While revenue related to our digital media subscription services has increased substantially on a year-over-year basis, the rate of growth has fluctuated on a quarterly basis. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate digital media subscription service revenue will grow, if at all, or the nature or potential impact of anticipated competition.

     Business Products and Services. Business Products and Services revenue is derived from the licensing of our media delivery system software, including Helix system software and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide and consulting services we offer to our customers. These products and services are primarily sold to corporate, government and educational customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered. Business Products and Services revenue decreased in the quarter and nine months ended September 30, 2004 due primarily to decreases in revenue from certain of our business software products, including revenue from our OEM partners. In addition, in the nine months ended September 30, 2003, we recognized revenue related to a past contract with a customer who had filed for bankruptcy protection. The bankruptcy court relieved us of any future support or other obligations, and as a result, we recognized the remaining amount of deferred revenue in June 2003. The decrease in revenue was partially offset by an increase in sales of our system software to mobile and wireless infrastructure companies in the quarter and nine months ended September 30, 2004, as compared to the same periods in 2003. We believe the decreases in sales of certain of our business software products were substantially affected by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows NT operating system products, which we believe is an illegal practice. Our Business Products and Services revenue tends to be comprised of a number of larger transactions, which typically have lengthy and variable sales cycles. Due to the length and variability of these sales cycles and the size of the transactions, our sequential quarterly revenue has fluctuated based on the timing of the consummation of the related agreements. Additionally, companies within the wireless telecommunications industry have introduced mobile products and services more slowly than we had expected. No assurance can be given when, or if, we will experience increased sales of our business products and services to customers in these markets.

Consumer Products and Services Revenue

     A further analysis of our Consumer Products and Services revenue is as follows:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
			(Dollars in thousands)
Video, consumer software and other	$27,497	28,572	(4)%	$84,120	87,047	(3)%
Music	18,787	4,655	304	46,632	7,156	552
Games	9,098	3,150	189	24,205	8,232	194

Total Consumer Products and Services revenue	$55,382	36,377	52	$154,957	102,435	51

     Video, Consumer Software and Other. Video, consumer software and other revenue includes primarily revenue from our RealOne and stand-alone premium video subscription services, RealPlayer Plus and related products, revenue from support services that we sell to customers who purchase these products, and sales and distribution of third-party software products and all advertising other than that related directly to games and music. Revenue decreased in the quarter and nine month period ended September 30, 2004 primarily due to decreases in revenue in our RealOne Superpass subscription service and decreased sales of our premium consumer license products and third party consumer license products. These decreases were partially offset by increases in revenue related to new third party distribution agreements. The decrease in revenue from our RealOne Superpass subscriptions and premium consumer license products as well as the decrease in revenue related to third party consumer license products is due primarily to a shift in our marketing and promotional efforts towards our music and games subscription services, which we believe represent a greater growth opportunity for us.

     Music. Music revenue primarily includes revenue from our Rhapsody and RadioPass subscription services, sales of music content and advertising from our music Web sites. The increase in revenue during the quarter and nine months ended September 30, 2004 is due primarily to the inclusion and subsequent growth of the Rhapsody service (which we began selling after we acquired Listen in August 2003) and the growth of our RadioPass service that we introduced in the fourth quarter of 2002. We also launched additional international versions of RadioPass at the end of the first quarter of 2004, which contributed to the growth of our music revenue in the first nine months of 2004. Also, during the quarter ended March 31, 2004, we began offering online sales of individual songs through our new music store, which further contributed to revenue growth. We believe the growth during the third quarter of 2004 is due primarily to the broader acceptance of paid online music services and increased focus of our marketing efforts on our music offerings, including our promotion of our Harmony technology, which enables consumers to transfer secure digital music to a wide variety of portable music devices. As part of the promotion, we sold individual songs at a discounted price, which increased our overall Consumer Products and Services revenue and associated cost of sales and reduced our overall margins.

     Games. Games revenue primarily includes revenue from game downloads through our RealArcade service and our GameHouse Web site, revenue from our GamePass subscription service and related advertising. The increase in revenue during the quarter and nine months ended September 30, 2004 is due primarily to an increase in the number of subscribers and related revenue for our GamePass subscription service since its introduction in the fourth quarter of 2002 and revenue related to our GameHouse product offerings. Additionally, the growth in Games revenue is also due to the increased focus of our marketing efforts on our Games business and the addition of new game titles to our RealArcade and GamePass offerings.

Geographic Revenue

	Quarters Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
			(Dollars in thousands)
United States	$52,054	37,660	38%	$146,966	107,438	37%
Europe	10,168	8,710	17	29,999	23,614	27
Rest of the world	6,088	5,439	12	17,208	17,269	—

Total net revenue	$68,310	51,809	32	$194,173	148,321	31

     Revenue generated in the United States increased for the quarter and nine months ended September 30, 2004 primarily due to the growth of our Music and Games businesses and revenue from distribution of third party software and services. See the Games and Music sections above for further discussion of the changes.

     International revenue increased for the quarter and nine months ended September 30, 2004 primarily due to increased sales of our system software to mobile and wireless infrastructure companies, growth of our games business internationally, as well as the launch of our international RadioPass subscription service during 2004. International revenue decreased as a percentage of overall revenue from 27% to 24% for the quarter and from 28% to 24% for the nine months ended September 30, 2004 principally due to the strong growth of our overall U.S. consumer business, which resulted in our U.S. revenue growing at a faster rate than International revenue.

Revenue

     In accordance with SEC regulations, we also present our revenue based on License Fees and Service Revenue as set forth below.

	Quarters Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
			(Dollars in thousands)
License fees	$18,199	15,543	17%	$53,581	48,410	11%
Service revenue	50,111	36,266	38	140,592	99,911	41

Total net revenue	$68,310	51,809	32	$194,173	148,321	31

	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(As a percentage of total net revenue)
License fees	27%	30	28	33
Service revenue	73	70	72	67

Total net revenue	100	100	100	100

     License Fees. License fees primarily include: sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through OEM channels; revenue from sales of premium versions of our RealPlayer Plus and related products; sales of third-party products and content such as game downloads and digital music. License fees include revenue from both our Consumer and Business Products and Services segments. The increase in license fees for the quarter and nine months ended September 30, 2004 was primarily due to an increase in incremental revenue related to the sale of games content related to GameHouse product offerings, revenue from the online sale of individual songs through our Rhapsody music subscription service (which we began selling after we acquired Listen in August 2003) and through our new RealPlayer Music Store, which we launched in January 2004, and increased sales of our system software to mobile and wireless infrastructure companies. These increases were offset by decreases in revenue from certain of our business software products, including revenue from our OEM partners and decreased sales of our premium consumer license products and third party consumer license products. See “Revenue by Segment – Consumer Products and Services” and “Revenue by Segment – Business Products and Services” above for further detailed explanation of changes.

     Service Revenue. Service revenue primarily includes: revenue from digital media subscription services such as RealOne SuperPass, RadioPass, Rhapsody, GamePass and stand-alone and add-on subscriptions; revenue from support and maintenance services that we sell to customers who purchase our software products; revenue from broadcast hosting services; revenue from consulting services we offer to our customers; and revenue from distribution of third party software and advertising revenue. Service revenue includes revenue from both our Consumer and Business Products and Services segments. The increase in service revenue during the quarter and nine months ended September 30, 2004 was primarily attributable to growth in aggregate subscribers to our digital media subscription services and an increase in revenue related to third-party product distribution agreements, partially offset by decreases in other service offerings including support and upgrades. Our subscription services accounted for approximately $37.7 million and $27.9 million of service revenue during the quarters ended September 30, 2004 and 2003, respectively. Our subscription services accounted for approximately $104.1 million and $77.0 million of service revenue during the nine months ended September 30, 2004 and 2003, respectively. The reasons for increases in subscription revenue are described in more detail in “Revenue by Segment — Consumer Products and Services” above. We believe the decreased revenue in our other service offerings, including support and upgrades, are due primarily to the factors described above in “Revenue by Segment — Business Products and Services.”

Deferred Revenue

     Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, unearned subscription services and other prepayments for which the earnings process has not been completed. Deferred revenue at September 30, 2004 was $32.8 million compared to $35.7 million at December 31, 2003. The decrease in deferred revenue during 2004 is primarily due to prepayments received under contracts occurring at a slower rate than recognition of revenue on existing contracts. The slower rate of prepayment receipts has been largely due to the decrease in new contracts in our Business Products and Services business segment in recent periods, which historically represented a significant portion of deferred revenue. We believe the decrease in new contracts in our Business Products and Services business segment results primarily from the conditions described in “Revenue by Segment – Business Products and Services” above. The decrease in prepayments under contracts was partially offset by an increase in deferred revenue from subscription services resulting from an increase in subscribers.

Cost of Revenue by Segment

	Quarters Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
			(Dollars in thousands)
Consumer Products and Services	$22,752	16,894	35%	$66,946	42,094	59%
Business Products and Services	2,034	1,965	4	6,274	5,469	15

Total cost of revenue	$24,786	18,859	31	$73,220	47,563	44

As a percentage of total net revenue	36%	36		38%	32

     Cost of Consumer Products and Services. Cost of Consumer Products and Services revenue includes cost of content, and delivery of the content, included in our digital media subscription service offerings, royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment and support services. Cost of Consumer Products and Services revenue increased by 35% and 59% for the quarter and nine months ended September 30, 2004, respectively. The increases were due to an increase in licensing costs associated with the online sale of individual songs, increased costs associated with delivering content to a greater number of subscribers, costs associated with the Rhapsody subscription service resulting from our acquisition of Listen and the amortization of intangible assets resulting from the acquisition of GameHouse. Additionally, the increase was due to our promotional activities related to our Harmony technology. The increase in costs for the nine-month period was also due to the Loss on Content Agreement, described below. Cost of Consumer Products and Services revenue decreased as a percentage of Consumer Products and Services revenue from 46% to 41% for the quarter ended September 30, 2004 primarily due to the application of fixed content costs for certain contracts against a higher revenue base, the renegotiation of certain content agreements and the discontinuation of certain content offerings. Cost of Consumer Products and Services revenue increased from 41% to 43% for the nine-months ended September 30, 2004 primarily due to the Loss on Content Agreement, described below, which was partially offset by the application of fixed content costs for certain contracts against a higher revenue base as well as the renegotiation of certain content agreements and the discontinuation of certain content offerings.

     Cost of Business Products and Services. Cost of Business Products and Services revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to third-party vendors for order fulfillment, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of Business Products and Services revenue for the quarter ended September 30, 2004 was consistent with the same period in 2003 and increased as a percentage of Business Products and Services revenue from 13% to 16%. Cost of Business Products and Services revenue for the nine months ended September 30, 2004 increased by 15% and increased as a percentage of Business Products and Services revenue from 12% to 16%. The increase during the quarter and nine months ended September 30, 2004 was primarily due to higher costs of revenue related to custom development work and a shift in mix towards products with higher product royalty costs.

Cost of Revenue

	Quarters Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
			(Dollars in thousands)
License fees	$7,751	2,682	189%	$20,706	6,244	232%
Service revenue	17,035	16,177	5	47,576	41,319	15
Loss on content agreement	—	—	—	4,938	—	—

Total cost of revenue	$24,786	18,859	31	$73,220	47,563	54

As a percentage of total net revenue	36%	36		38%	32

     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees for the quarter ended September 30, 2004 increased 189% and increased as a percentage of license fees revenue from 17% to 43%. Cost of license fees for the nine months ended September 30, 2004 increased 232% from the same period in 2003 and increased as a percentage of license fees from 13% to 39%. The increases were primarily due to increased licensing costs associated with the online sale of individual songs, including our promotional activities related to our Harmony technology and were also due to an increase in royalties resulting from a shift in product mix towards products with higher third party product royalties and the amortization of intangibles resulting from the acquisition of GameHouse.

     Cost of Service Revenue. Cost of service revenue includes the cost of content, and delivery of the content, included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of service revenue for the quarter ended September 30, 2004 increased 5% but decreased as a percentage of service revenue from 45% to 34%. Cost of service revenue for the nine months ended September 30, 2004 increased 15% but decreased as a percentage of service revenue from 41% to 34%. The increase in costs was primarily due to increased costs associated with delivering content to a greater number of subscribers and the costs of content included in our digital media subscription services. The content costs increased due to an increase in paying subscribers and the costs of adding new content to our services as well as an increase in costs associated with revenue from the Rhapsody service. The decrease in cost of service revenue as a percentage of service revenue was due to the application of fixed content costs for certain contracts against a higher revenue base, the renegotiation of certain content agreements and the discontinuation of certain content offerings.

     Our digital media subscription services, including Rhapsody, are a relatively new and growing portion of our business and, to date, have been characterized by higher costs of revenue than our other products and services, primarily due to the cost of licensing media content to provide these services. As a result, if our digital media subscription services continue to grow as a percentage of net revenue, our cost of service revenue may grow at an increased rate relative to net revenue, which will result in reductions in our gross margin percentages in the future. In addition, we anticipate that our cost of service revenue as a percentage of service revenue will fluctuate on a quarter-to-quarter basis due to seasonal characteristics of certain popular subscription content and as we periodically enter into new agreements for subscription content.

     Loss on Content Agreement. During the quarter ended March 31, 2004, we cancelled a content licensing agreement with PGA TOUR. Under the terms of the cancellation agreement, we gave up rights to use and ceased using PGA TOUR content in our products or services as of March 31, 2004. The expense represents the estimated fair value of payments to be made in accordance with the terms of the cancellation agreement.

Operating Expenses

Research and Development

	Quarters Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
			(Dollars in thousands)
Research and development	$13,046	12,108	8%	$38,516	34,841	11%
As a percentage of total net revenue	19%	23		20%	23

     Research and development expenses consist primarily of salaries and related personnel costs and consulting fees associated with product development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock-based compensation, increased in the quarter and nine months ended September 30, 2004 primarily due to an increase in personnel and related costs and the inclusion of additional personnel and operating expenses resulting from our acquisitions of Listen and GameHouse. The decrease as a percentage of total net revenues was a result of our total net revenue growing more rapidly than our research and development expenses.

Sales and Marketing

	Quarters Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
			(Dollars in thousands)
Sales and marketing	$24,721	19,098	29%	$70,171	56,697	24%
As a percentage of total net revenue	36%	37		36%	38

     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expense increased in the quarter and nine months ended September 30, 2004 primarily due to the inclusion of personnel and operating expenses resulting from our acquisition of Listen, an increase in payments made to third parties for referrals of new customers and increased advertising costs, including the advertising costs associated with the promotion of our Harmony technology as well as our ongoing direct marketing programs. We expect that our sales and marketing expenses will increase as we shift the focus of our marketing efforts to our consumer products and services. The decrease as a percentage of total net revenues was a result of our total net revenue growing more rapidly than our sales and marketing expenses.

General and Administrative

	Quarters Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
			(Dollars in thousands)
General and administrative	$7,968	5,460	46%	$23,388	16,821	39%
As a percentage of total net revenue	12%	11		12%	11

     General and administrative expenses consist primarily of salaries, related personnel costs, fees for professional, temporary services and contractor costs and other general corporate costs. General and administrative expenses, excluding non-cash stock-based compensation, increased in the quarter and nine months ended September 30, 2004 primarily due to increased personnel and related costs, increased litigation defense costs, costs related to our continued implementation efforts related to the Sarbanes-Oxley Act of 2002, specifically Section 404, and the inclusion of personnel and operating expenses resulting from our acquisition of Listen.

Antitrust Litigation

     Antitrust litigation of $3.0 million and $8.1 million in the quarter and nine months ended September 30, 2004, respectively, consists of legal fees, personnel costs, communications, equipment, technology and other professional services, incurred related to our antitrust suit against Microsoft, as well as our participation in antitrust proceedings against Microsoft in the European Union. Only costs that are directly attributable to these antitrust complaints are included.

Stock-Based Compensation

     Stock-based compensation expense represents restricted stock and assumption of stock options in our acquisitions. Stock-based compensation was $0.1 million and $0.6 million for the quarter and nine months ended September 30, 2004, respectively, and $0.4 million and $0.9 million for the comparable periods in 2003.

Other Income (Expense), Net

	Quarters Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
			(Dollars in thousands)
Interest income, net	$1,190	922	29%	$2,850	3,373	(16)%
Equity in net losses of MusicNet	(1,262)	(1,149)	10	(3,396)	(4,274)	(21)
Impairment of equity investments	(450)	—	—	(450)	(424)	(6)
Other, net	(109)	623	(117)	(9)	888	(101)

Other income (expense), net	$(631)	396	(259)	$(1,005)	(437)	(130)

     Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, which are net of interest expense due to the amortization of offering costs related to our convertible debt, equity in net loss of MusicNet, Inc. (“MusicNet”) and impairment of certain equity investments. Other income (expense), net decreased in the quarter ended September 30, 2004 primarily due to an impairment of a minority investment during the quarter ended September 30, 2004 and the gain on sale of an investment in the quarter ended September 30, 2003 that did not recur in 2004. These decreases were offset by an increase in interest income due to rising effective interest rates on our investment balances. Other income (expense), net decreased for the nine-month period ended September 30, 2004 primarily due to a gain on sale of an investment in the third quarter of 2003 that did not recur in 2004, which were offset by interest expense associated with amortized offering costs related to our convertible debt offering and lower equity in net losses of MusicNet.

     Our investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, we record in our statement of operations our equity share in MusicNet’s net loss, which was $1.3 million and $3.4 million for the quarter and nine months ended September 30, 2004. In 2003, MusicNet raised additional capital from its investors to fund its business. In connection with this fund raising, we contributed additional capital in the amount of $3.0 million for which we received convertible notes that are convertible into additional shares of MusicNet capital stock. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will require additional funding, although we are not obligated to provide additional funding. Because of this, in the future, our investment may be diluted or we could be required to record an impairment charge to reduce the carrying value of this investment. Based on the nature and terms of the convertible notes, for purposes of calculating our equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis. As a result, the losses recorded by us represent approximately 36.9% of MusicNet’s net loss. As of September 30, 2004, our ownership interest in outstanding shares of capital stock of MusicNet was approximately 25.5% and the carrying value of our investment was $3.1 million.

     We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of several companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter ended March 31, 2003, we determined that other-than-temporary declines in fair value had occurred in two of our publicly traded investments resulting in impairment charges of $0.4 million to reflect changes in the fair value of these investments in the results of operations. Additionally, during the quarter ended September 30, 2004 we determined that an other-than-temporary decline in fair value had occurred in one of our privately held minority investments resulting in an impairment charge of $0.5 million to reflect the change in the fair value of this investment in the results of operations.

     As of September 30, 2004, we owned marketable equity securities of a Japanese digital media company. We own approximately 14% of the outstanding shares and this investment is accounted for as an available-for-sale security. The market value of these shares has significantly increased from our original cost of approximately $1.0 million, resulting in a carrying value at September 30, 2004 of $39.2 million. The increase over our cost basis, net of tax effects is $21.3 million and is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude can be realized through the disposition of these shares.

Income Taxes

     We recognized income tax expense of $0.1 million and $0.4 million for the quarter and nine-month periods ended September 30, 2004, respectively, and we recognized an income tax benefit which was not significant for the quarter ended September 30, 2003 and expense of $0.1 million for the nine-months ended September 30, 2003, primarily related to current foreign income taxes. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. At September 30, 2004 and December 31, 2003, we recorded a valuation allowance that reduces our net deferred tax assets to zero.

Impact of Recently Issued Accounting Standards

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP EITF 03-1-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. During the period of the delay, FSP EITF 03-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact our consolidated financial statements. We will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

     In June 2004, the Emerging Issues Task Force reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (EITF 02-14). EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means, how the equity method should be applied to investments other than common stock, and for securities with a readily determinable fair market value, how the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), interact. The consensus in EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not impact our consolidated financial statements.

     In September 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Earnings Per Share” (EITF 04-8), which addresses when the diluted effect of contingently convertible debt instruments should be included in diluted earnings per share (EPS). EITF 04-8 requires that contingently convertible debt instruments are to be included in the computation of diluted EPS regardless of whether the market price trigger has been met. For comparative purposes, the adoption of EITF 04-8 will also require that previously reported diluted EPS amount be restated to include the provisions of EITF 04-8. EITF 04-8 is expected to be effective for reporting periods ending after December 15, 2004. EITF 04-8 will not impact our diluted earnings per share calculations for prior periods through September 30, 2004, since the inclusion of the potential shares related to our contingently convertible debt would be anti-dilutive. We do not anticipate that EITF 04-8 will have a significant impact on future diluted earnings per share calculations.

Liquidity and Capital Resources

     Net cash provided by operating activities was $6.1 million for the nine months ended September 30, 2004 and net cash used in operating activities was $4.3 million for the nine months ended September 30, 2003. Net cash provided by operating activities in 2004 was the result of net changes in certain operating assets and liabilities of $12.9 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period and a decrease in deferred revenue, depreciation and amortization of $10.9 million, an accrued loss on content agreement of $3.6 million, and equity in net losses of equity method investments of $3.4 million, which were offset partially by a net loss of $22.0 million. Net cash used in operating activities in 2003 was the result of a net loss of $16.1 million and a decrease in deferred revenue of $7.2 million, partially offset by non-cash depreciation and amortization expense of $8.4 million, equity in net losses of MusicNet of $4.3 million, and accrued loss on excess office facilities of $3.7 million.

     Net cash provided by investing activities was $12.8 million and $12.1 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by investing activities in 2004 was primarily due to net sales and maturities of short-term investments offset by the payment of acquisition costs, purchases of equipment and leasehold improvements and intangible assets. Net cash provided by investing activities in 2003 was primarily related to net proceeds of short-term investments, offset by payment of acquisition costs, net of cash acquired related to our purchase of Listen.com, purchases of equipment and leasehold improvements and purchases of equity securities held as long-term investments.

     Net cash provided by financing activities was $5.2 million and $105.8 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by financing activities during 2004 was related to proceeds from the exercise of stock options and stock sold related to our employee stock purchase plan. Net cash provided by financing activities during 2003 was primarily from proceeds from our convertible debt offering, as well as proceeds from the exercise of stock options and stock sold related to our employee stock purchase plan.

     In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. There were no repurchases during the quarter or nine months ended September 30, 2004 or during the year ended December 31, 2003. From the inception of the repurchase program through September 30, 2004, we had repurchased approximately 9.1 million shares at an average cost of $4.64 per share. We currently intend to continue our stock repurchase program depending on market conditions and other factors until we reach the $50 million limit authorized by our Board of Directors, which will be a further use of cash.

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

     At September 30, 2004, we had approximately $382.5 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros (for Germany and France), pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in either of the quarter or nine-month periods ended September 30, 2004 and 2003.

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

We have a relatively limited operating history with our online consumer products and services businesses, which makes it difficult to evaluate our business.

     We have a relatively limited history operating with our online consumer products and services businesses, including our subscription businesses, which now represent a majority of our revenue. As a result, we have limited financial results from these businesses on which you can assess our future prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving businesses. Our consumer products and services revenue and subscriber/user base have grown relatively rapidly in the early phases of the development of these businesses. If these businesses continue to grow, the growth rates we have experienced to date are unlikely to be sustainable.

We have a history of losses, and we cannot be sure that we will be able to return to profitability in the future.

     We have incurred significant losses since our inception. As of September 30, 2004, we had an accumulated deficit of approximately $302 million. We have had net losses for each year subsequent to the year ended December 31, 1999, and we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. We have announced our intention to achieve quarterly profitability (excluding antitrust litigation expense) by the end of 2004. No assurance can be provided that we will achieve quarterly profitability (excluding antitrust litigation expense) in 2004 or in any subsequent period. We devote significant resources to developing and enhancing our technology and to selling, marketing and obtaining content for our products and services. As a result, we will need to generate significant revenue to be profitable in the future.

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

Our online consumer businesses have generally lower margins than our traditional software license business.

     Costs of our online consumer products and services as a percentage of the revenue generated by those businesses are higher than the ratio of costs to revenue in our historical software licensing business. Our consumer products and services businesses now represents over 80% of our revenue and include our music subscriptions and sales, video subscription services and games subscription and licensing revenue. We expect our overall gross margins to continue to be negatively impacted as our online consumer businesses grow. If our consumer products and services revenue continues to grow as a percentage of our overall revenue, our margins may further decrease which may affect our ability to achieve or sustain profitability.

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

     Our online music service offerings depend on music licenses from the major music labels and publishers. The current license agreements are for relatively short terms (some of these licenses will need to be renewed in 2004 and others in 2005), and we cannot be sure that the music labels will renew the licenses on commercially viable terms, or at all. Due to the increasing importance of our music services to our overall revenue, the failure of any major music label or publisher to renew these licenses under terms that are acceptable to us will harm our ability to offer successful music subscription services and would harm our operating results.

Music publishing royalty rates for streaming are not yet fully established; a determination of high royalty rates could negatively impact our operating results.

     Royalty rates associated with streaming musical compositions in the U.S. and abroad are not fully established with respect to public performances and, if required, reproductions. Public performance licenses are negotiated individually, and we have not yet agreed to rates with all of the performing rights societies for all of our music streaming activities. We may be required to pay a rate that is higher than we expect, or the issue may be submitted to a “Rate Court” for judicial determination. We have a license agreement with the Harry Fox Agency, an agency that represents music publishers, to reproduce musical compositions as required in the creation and delivery of on-demand streams, but this license agreement does not include a rate. The license agreement anticipates industry-wide agreement on rates, or, if no industry-wide agreement can be reached, determination by a copyright arbitration royalty panel (“CARP”), an administrative judicial proceeding supervised by the United States Copyright Office. If the rates agreed to or determined by a CARP are higher than we expect, this expense could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined, and may be higher than we anticipate.

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

     Music. Our music service offerings face competition from traditional offline music distribution competitors and from other online digital music services. Some of these competing services have been the subject of substantial marketing efforts and have received significant media attention, including Apple’s iTunes music download service and Roxio’s Napster online music subscription service. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and MSN services, and we also expect increasing competition from online retailers such as Amazon.com and WalMart.com and from Internet portals like Yahoo!, which recently announced it has entered into an agreement to acquire MusicMatch, a provider of personalized music software and services. Our current music service offerings may not be able to compete effectively in this highly competitive market. Our music services also face significant competition from “free” peer-to-peer services, which allow consumers to directly access an expansive array of free content without securing licenses from content providers. The ongoing presence of these “free” services, even if they are subsequently found to be illegal, substantially impairs the marketability of legitimate services like ours.

     Games. Our RealArcade service competes with other online distributors of downloadable PC games focused on the non-core segment of the market. Some of these distributors have high volume distribution channels and greater financial resources than us, including Yahoo! Games, MSN Gamezone, Pogo.com and Shockwave. We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our games distribution business or that we will be able to remain competitive in the downloadable games category in the future. We recently completed the acquisition of GameHouse, a developer of downloadable PC games and now also compete with other developers of downloadable games for the non-core segment of the market.

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

Our consumer businesses depend upon effective digital rights management solutions.

     Our consumer businesses depend upon effective digital rights management solutions that allow control of accessibility to online digital content. These solutions are important to the economics of these businesses and also to address concerns of content providers regarding online piracy. We cannot be certain that we can develop, license or acquire such solutions, or that content licensors, electronic device makers or consumers will accept them. In addition, consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. We may need to license digital rights management solutions to support our products. No assurance can be given that such solutions will be available to us on reasonable terms or at all. If digital rights management solutions are not effective, or are perceived as not effective, content providers may not be willing to include content in our services, which would harm our business and operating results.

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

Our Harmony Technology may not achieve consumer or market acceptance.

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

     There are other risks associated with the launch of Harmony, including the risk that Apple will try to modify their technology to “break” the interoperability that Harmony provides to consumers, which Apple has indicated it may do. If Apple chooses this course of action, Harmony may no longer work with Apple’s products, which could harm our business and reputation, or we may be forced to incur additional development costs to refine Harmony to make it interoperate again. Although we believe our Harmony technology is legal, there is no assurance that a court would agree with our position. If Apple decides to commence litigation against us in order to prevent interoperation with its products, we may be forced to spend money defending their legal challenge, which could harm our operating results.

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

     There are a number of risks associated with our Helix Community initiative, including risks associated with market and industry acceptance, development processes and software licensing practices, and business models. The broader media technology and product industry may not adopt the Helix DNA Platform and/or the Helix Community as a development platform for media delivery and playback products and third parties may not enhance, develop or introduce technologies or products based on Helix DNA technology. While we have invested substantial resources in the development of the underlying technology within the Helix DNA technology and the Helix Community process itself, the market and industry may not accept them and we may not derive royalty or support revenues from them. Additionally, the introduction of broadly available open source software licensing and community source licensing may adversely affect sales of our commercial system software products to mobile operators, broadband providers, corporations, government agencies, educational institutions and other business and non-business organizations. In those areas where adoption of the

Helix Community and Helix DNA occurs, our community and open source approach means that we no longer exercise sole control over many aspects of the development of the Helix DNA technology.

Any development delays or cost overruns may affect our operating results.

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

          We have a substantial investment in MusicNet, a joint venture formed with several leading media companies to create a technology platform for online digital music subscription sales. We do not control the business or operations of MusicNet and we rely on financial statements provided by MusicNet in determining the amount of our equity share of MusicNet’s net loss. MusicNet has incurred substantial losses since its inception and we record our equity share of its losses on our financial statements for each of our reporting periods. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will need additional funding although we are not obligated to provide additional funding. No assurance can be given as to whether MusicNet will obtain additional funding which, if not obtained, could result in an impairment to the carrying value of our investment. We also do not participate in the preparation of its financial statements. If the financial statements supplied to us by MusicNet are inaccurate, we may be forced to adjust or restate our operating results. If MusicNet does not provide its financial statements to us in a timely manner, we may not be able to timely satisfy our Securities and Exchange Commission reporting obligations.

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

          Access to the Internet through devices other than a personal computer, such as personal digital assistants, cellular telephones, television set-top devices, game consoles and Internet appliances, has increased dramatically and is expected to continue to increase. Manufacturers of these types of products are increasingly investing in media-related applications. If a substantial number of alternative device manufacturers do not license and incorporate our technology into their devices, we may fail to capitalize on the opportunity to deliver digital media to non-PC devices. A failure to develop revenue-generating relationships with a sufficient number of device manufacturers could harm our business prospects. We have invested significant resources in adapting our technologies and products to these new technologies, networks and devices (wireless networks in particular), and we will not recoup these investments if they are not widely adopted for accessing data and multimedia content. In addition, our ability to reach customers in these markets is often controlled by large network operators and our success in these markets is dependent on our ability to secure relationships with these key operators.

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

          We rely on many strategic relationships with third parties in connection with our business, including relationships providing for the distribution of our products, licensing of technology and licensing of content for our online consumer products and services. The loss of current strategic relationships, the inability to find other strategic partners, our failure to effectively manage these relationships or the failure of our existing relationships to achieve meaningful positive results for us could harm our business. We may not be able to replace these relationships with others on acceptable terms, or at all, or find alternative sources for resources that these relationships provide.

          In addition, because of the evolving and dynamic nature of the markets in which we compete, from time to time we enter into strategic transactions that have uncertain financial impact on our business and operations. We often enter into these types of transactions with infrastructure providers and other large companies to broaden the reach of our technology, media formats and products. While we believe that these types of transactions are important for our overall business, they may not yield the desired benefits to our business or result in meaningful direct revenue.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

          Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, investors may lose confidence in our financial reporting and the trading price of our stock could be harmed. In addition, we are now in the process of complying with requirements resulting from the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions of Section 404 of SOX that establish requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. In 2004, we have devoted significant financial and other resources to review and strengthen our internal controls in advance of complying with the Section 404 requirements. The requirements and processes associated with Section 404 are new and untested and we cannot be certain that the measures we have taken will be sufficient to meet the Section 404 requirements or that we will be able to implement and maintain adequate controls over our financial processes and reporting in the future. Moreover, we cannot be certain that the costs associated with such measures will not exceed our estimates, which could impact our overall level of profitability. Any failure to meet the Section 404 requirements or to implement required new or improved controls, or difficulties or unanticipated costs encountered in their implementation, could cause investors to lose confidence in our reported financial information or could harm our financial results, which could have a negative effect on the trading price of our stock.

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

          From time to time we receive claims and inquiries from third parties alleging that our internally developed technology or technology we license from third parties may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We are now investigating a number of such pending claims, some of which are described in Part II of this report under the heading “Legal Proceedings.” In addition, certain of these pending claims are moving closer to trial and we expect that our potential costs of defending these claims may increase as we move into the trial phase of the proceedings.

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

          We periodically enter into arrangements to offer third-party products, services, content or advertising under our brands or via distribution on our Web sites, in products or service offerings. We may be subject to claims concerning these products, services, content or advertising by virtue of our involvement in marketing, branding, broadcasting or providing access to them. Our agreements with these parties may not adequately protect us from these potential liabilities. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for intellectual property infringement. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims do result in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

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

          On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment: an amendment of FASB statements No. 123 and 95”, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we are required to record an expense for our stock-

based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges. Stock options are also a key part of the compensation packages that we offer our employees. If we are forced to curtail our broad-based option program, it may become more difficult for us to attract and retain employees.

Our stock price has been volatile in the past and may continue to be volatile.

          The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended September 30, 2004, the price of our common stock ranged from $8.00 to $4.39 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results or changes in financial estimates or recommendations by securities analysts, as well as any of the other risk factors described above.

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

Special Note Regarding Forward-Looking Statements

          We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	the future development and growth of, and opportunities for, premium digital audio and video content online;

•	the future development and growth of digital media delivery to mobile devices, and our position in that market;

•	our ability to leverage our digital media delivery technology and user base to generate revenue from the sale of digital media products and services;

•	the future success of, and anticipated benefits from, our open source technology initiatives;

•	competition from existing and new competitors in each of our markets, and our ability to compete with such competitors;

•	anticipated future competitive activities of Microsoft, and the anticipated results of those activities;

•	potential future growth of service revenue, and the rate of that growth;

•	anticipated fluctuation in our online content subscriber base and revenue;

•	our costs of service revenue and its impact on our gross margins;

•	anticipated fluctuations in our revenue and cost of service revenue;

•	anticipated future increases in our sales and marketing expenses;

•	anticipated effects of potential content acquisition transactions;

•	anticipated effects of recent and potential future business and technology acquisitions and strategic investments by us;

•	the impact of our interest in MusicNet on our operating results;

•	our future activities under our stock repurchase program;

•	future capital needs and capital expenditures;

•	the future impact of interest and foreign exchange rates on our operating results and cash flows;

•	our ability to achieve quarterly profitability by the end of 2004;

•	the impact of current litigation in which we are involved, including our suit with Microsoft for alleged antitrust violations;

•	the likelihood of, and the likely effect and costs of, potential future litigation involving us;

•	anticipated consolidation and strategic partnering activities in our markets;

•	the future effectiveness of our intellectual property rights and potential future litigation involving us regarding intellectual property matters; and

•	potential future charges relating to excess facilities, impairment of assets and reduction in value of investments.

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

     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality securities as specified in our investment policy guidelines. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a falling rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There has been no material change in our investment methodology regarding our cash equivalents and short-term investments in 2004, and as such, the descriptions under the captions “Interest Rate Risk” remain unchanged from those included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Investment Risk. As of September 30, 2004, we had investments in voting capital stock of both publicly- and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly-traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Equity price fluctuations of plus or minus 10% of prices at September 30, 2004 would have had an impact of approximately $3.9 million on the value of our investments in publicly-traded companies at September 30, 2004, related primarily to our investment in a publicly-traded Japanese company.

     Foreign Currency Risk. International revenue accounted for approximately 24% of total net revenue for the nine months ended September 30, 2004. Our international subsidiaries incur most of their expenses in their respective local currencies. Accordingly, all foreign subsidiaries use their local currency as their functional currency.

     Our exposure to foreign exchange rate fluctuations arises in part from: (1) translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation, (2) the re-measurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes, and (3) non-U.S. dollar denominated sales to foreign customers.

     We manage a portion of these risks through the use of financial derivatives, but fluctuations could impact our results of operations and financial position.

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

     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters ended September 30, 2004 and 2003.

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

     (b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In March 2004, the Company filed suit against MLB Advanced Media, L.P. (MLBAM) in the U.S. District Court for the Western District of Washington, asserting a claim for breach of contract relating to an agreement between the Company and MLBAM, which requires MLBAM to provide certain streaming media content in the Company’s formats. The Company sought injunctive relief requiring MLBAM to perform its obligations under that agreement. The Company also sought monetary damages and reasonable attorneys fees. MLBAM filed counterclaims in the action alleging false advertising, trademark infringement and related allegations, all of which the Company denied. In August 2004, MLBAM moved to dismiss its counterclaims and moved the U.S. District Court to dismiss the Company’s claims on jurisdictional grounds. Prior to the court’s ruling on MLBAM’s motion, the Company filed suit against MLBAM in King County Superior Court in the State of Washington, asserting substantially the same claims and seeking the same relief as set forth in the federal court action. The parties reached a settlement in October 2004 and both cases were dismissed. The settlement resolved the litigation in a satisfactory way and did not have a material effect on the Company’s financial position or results of operations.

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

     From time to time the Company is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third party claims and certain pending claims are moving closer to trial. The Company expects that its potential costs of defending these claims may increase as the disputes move into the trial phase of the proceedings. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Between July 1, 2004 and September 30, 2004, the Company has issued and sold unregistered securities as follows:

(1)	On September 30, 2004, the Company issued an aggregate of 2,735 shares of Common Stock to two non-employee directors as compensation for board service during the third quarter of 2004 pursuant to the RealNetworks, Inc. Director Compensation Stock Plan. The aggregate value of the shares was approximately $12,745. The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.

Item 6. Exhibits

Exhibits Required by Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Lease dated January 21, 1998 between RealNetworks, Inc. and 2601 Elliott, LLC, as amended.

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2004.

REALNETWORKS, INC.
By:	/s/ Roy B. Goodman
Roy B. Goodman
	Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Lease dated January 21, 1998 between RealNetworks, Inc. and 2601 Elliott, LLC, as amended.

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002