Form 10-K
period 2004-12-31
REALNETWORKS INC
filed 2005-03-10
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
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
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑ No ☐
      The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $662,506,723 on June 30, 2004, based on the closing price of the Common Stock on that date, as reported on the Nasdaq National Market.(1)
      The number of shares of the registrant’s Common Stock outstanding as of February 28, 2005 was 170,994,295.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement relating to the registrant’s 2005 Annual Meeting of Shareholders to be held on or about June 9, 2005 are incorporated by reference into Part III of this Report.

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
Overview
      RealNetworks, Inc. is a leading creator of digital media services and software. Consumers use our services and software to find, play, purchase and manage free and premium digital content, including music, video and games. Broadcasters, network operators, media companies and enterprises use our products and services to create and deliver digital media to PCs, mobile phones and consumer electronics devices.
      We were incorporated in 1994 in the State of Washington. We completed our initial public offering in 1997 and our common stock is listed on the Nasdaq National Market under the symbol “RNWK.” Since our inception, we have pioneered the development of technology for the transmission of digital media over the Internet through the development of technology and software, such as our RealAudio and RealVideo compression/decompression technology and our RealPlayer media software. We also developed a suite of software and products for Internet media delivery for sale to business customers, including our RealServer and Helix products. In recent years, we have increasingly focused our consumer business on providing digital content and services to consumers, including the provision of premium subscription services for the delivery of online music, video and games. In 2003, we acquired Listen.Com, Inc. and its Rhapsody music subscription service to strengthen our digital music offerings and in 2004, we acquired GameHouse, Inc., a developer and distributor of downloadable games, to facilitate growth of our games business.
      We have used our technology to create a large base of consumers, network operators and content owners who use our products and services to create, send and receive both free and paid content and we have developed a variety of products and services to connect content providers, broadcasters and advertisers with that user base, including our subscription services. Our strategy is to continue to leverage our Internet media technology and our worldwide user base to increase our sales of digital media products, services and advertising.
Consumer Products and Services

Music
      We own and manage a comprehensive set of digital music products and services, including Rhapsody, an on-demand digital music subscription service, RadioPass, an Internet radio subscription service, and the

RealPlayer Music Store, which enables consumers to purchase and download individual digital music tracks.
      Music Services. In August 2003, we completed our acquisition of Listen, and its digital music subscription service, Rhapsody. Rhapsody is the centerpiece of our comprehensive set of music offerings and gives consumers legal, unlimited, streaming access to over one million tracks in exchange for a monthly subscription fee. Rhapsody enables subscribers to stream songs “on-demand” to their PC and also features significant editorial and user-friendly ways for subscribers to explore, organize and listen to music. Rhapsody subscribers can build playlists and create customized radio stations of their favorite artists. Rhapsody subscribers can also burn most of the tracks available from the service onto compact discs for $0.79 per track. Rhapsody is marketed through our websites and we also distribute Rhapsody through third party distribution channels, such as broadband service providers, music retailers and home network hardware providers.
      We also offer consumers a subscription-based Internet radio product called RadioPass. RadioPass subscribers gain access to over 70 pre-programmed, ad-free, high fidelity digital music radio stations in addition to simulcasts of 3,200 worldwide broadcast stations in exchange for a monthly subscription fee. The service also features significant editorial content and the ability to build customized radio stations. At December 31, 2004, we had over 700,000 subscribers to our Rhapsody and RadioPass services, which we believe makes our music services the leading online music subscription services based on the number of subscribers.
      RealPlayer Music Store. We also operate the RealPlayer Music Store, which is integrated into the latest version of our media player software, RealPlayer 10. The RealPlayer Music Store enables customers to purchase individual digital music tracks without subscribing to one of our music subscription services. The RealPlayer Music Store has over 700,000 songs available for purchase by U.S. consumers for $0.99 per track for most tracks and $9.99 for most albums. On a promotional basis, we also feature certain songs at discounted prices as low as $0.49 per track. Songs purchased from the RealPlayer Music Store also feature our Harmony technology which enables transferability to a broad range of portable devices.

Games
      We own and operate a comprehensive digital games service that includes a broad range of downloadable games products and subscription services focused primarily on “casual” gamers. These products and services include RealArcade, an Internet game download service and manager, GamePass, an Internet games subscription service, and GameHouse, a game development studio. We also operate an affiliate network for the publishing and distribution of downloadable games. We market our games products and services through our own websites as well as through third party distributors, paid search advertising and affiliate marketing programs.
      RealArcade. RealArcade is a leading Internet game download service targeted at consumers who are interested in playing casual PC-based games. RealArcade enables consumers to purchase games from our existing catalog of over 250 downloadable PC games across a variety of popular casual game genres, including puzzle, word and arcade type games. Our RealArcade client software, which we make available as a free download, makes it easy for consumers to discover, manage and play downloadable PC games. All games are made available with a limited time free trial and can be purchased on a transaction basis or as part of our GamePass subscription service.
      GamePass. In addition to providing a platform for purchasing individual games, we offer users of our RealArcade software the opportunity to subscribe to our GamePass premium subscription service. GamePass subscribers receive a credit to acquire one game download each month from our catalog of over 250 games as well as discounts on additional game purchases in exchange for a monthly subscription fee.
      GameHouse. In January 2004, we acquired GameHouse, a leading developer, publisher and distributor of downloadable PC games. GameHouse develops and publishes downloadable, casual PC games, including leading titles such as SuperCollapse II and TextTwist. GameHouse games are available on our GameHouse website (www.gamehouse.com), and through a wide variety of distribution channels including MSN, Yahoo!, Shockwave and our RealArcade service.

Video, consumer software and other
      Video and Consumer Software. RealPlayer 10 is the latest version of our media player software and is the foundation for our online video business, including our RealOne SuperPass premium subscription service. RealOne SuperPass offers consumers a broad range of premium video and digital games content, as well as commercial free Internet radio stations. Subscribers to RealOne SuperPass also receive credit to receive one game download and two songs per month as well as the enhanced features of the RealPlayer Plus. RealOne SuperPass provides a single source for consumers to access popular news, sports, music and entertainment online and provides content owners with the ability to offer exclusive access to content and to potentially profit from multiple revenue opportunities.
      RealPlayer 10 includes features and consumer services that make it easier for consumers to find audio and video programming on the Internet, and also to discover, purchase and manage digital music. RealPlayer is available to consumers as a free download from our Real.com website and also through bundling with third-party products. We also sell a premium version of our media player software, RealPlayer Plus, which contains additional features, including advanced CD burning, a 10-band graphic equalizer and advanced video controls.
      RealPlayer plays every major digital media type, including RealAudio, RealVideo, MPEG-4, Quicktime and Windows Media, and offers consumers the ability to play music from virtually all of the major online music stores. RealPlayer supports over 100 portable music devices, access to free content in the Real Guide, and an integrated music download service for U.S. consumers using the RealPlayer Music Store. The Real Guide is accessible from our Real.com website and also as an embedded application in the RealPlayer and offers visitors the ability to search for and locate multimedia content on the Internet and in our subscription services.
      Advertising and Third Party Distribution. We market and sell advertising on our websites and client software. Our primary online presence consists of our Real.com website and our Real Guide service that provides consumers with personalized access to popular audio and video content on the Internet. The Real Guide is accessible from our Real.com website and also as an embedded application in the RealPlayer. We have developed 17 localized foreign editions of the Real Guide for users outside of the United States and Canada. We also market and distribute third-party software products and services directly to end users via our websites and by bundling third party products and services with the distribution of our own products, including our distribution relationship with Google whereby we offer consumers who download the RealPlayer the opportunity to also simultaneously download and install the Google browser toolbar.
Business Products and Services
      We develop and make available a variety of software products that enable media content creators, website owners and wireline and wireless network operators to create, secure and distribute digital media content to PCs and non-PC devices. These software products are marketed under the Real and Helix brands. These products include:

•	Helix Server, our server software that allows broadcasters and content providers to broadcast live and on-demand audio, video and other multimedia programming to large numbers of simultaneous users;

•	RealProducer, a multimedia creation and publishing tool that content owners use to convert audio and video content into our RealAudio and RealVideo formats; and

•	Helix DRM, a set of products for the secure licensing, delivery and rights management of digital media.

      Open Source Development. To further the development and adoption of our system software products and application programming interfaces on PC’s and on non-PC consumer devices, we also created the Helix Community (www.helixcommunity.org), a collaborative developer network that enables software developers and technology companies to license, enhance and build products from the core source code of our producer, server and player products. Our Helix strategy is designed to address and leverage the needs and interests both of commercial products companies and of the “open source” community that has made products such as the Linux operating system and Apache web server platform successful. As part of this strategy, the Helix Community offers the source code of our producer, server and player products under both open and commercial source code licenses. The commercial licenses we offer are structured to ensure that products built upon it remain compatible with our Helix interfaces while allowing Helix Community members to create their own proprietary, value-added extensions.
      We have also created enhanced versions of our media player and server products for use in wireless applications and we license our server software and products to a variety of mobile network operators on a worldwide basis. For example, our RealPlayer Mobile Player and related media server, enable consumers to access streaming or downloaded content via 2.5G and 3G mobile networks. We have entered into agreements with wireless carriers to use our mobile servers (primarily in international markets) and with mobile handset manufacturers to preinstall our mobile player software on mobile handsets, including Nokia and Motorola.
      In connection with the licensing of our business software products, we also provide professional technical services and specialized technical support to certain customers. The nature of these services vary from customer-to-customer and from period-to-period. In general, these services are designed to customize and integrate our technology with our customers’ existing systems and technology.
Research and Development
      We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental streaming technology and strengthening our technological expertise. During the years ended December 31, 2004, 2003 and 2002, we expended approximately 19%, 23% and 26%, respectively, of our total net revenue on research and development activities.
Customers
      Our customers include consumers and businesses located throughout the world. Sales to customers outside the United States, primarily in Asia and Europe, were approximately 24%, 27% and 28% of total net revenue in the years ended December 31, 2004, 2003 and 2002, respectively.
Sales, Marketing and Distribution
      Our marketing programs are aimed at increasing brand awareness of our products and services, stimulating market demand and educating potential customers about the economic opportunities in delivering multimedia content over the Internet. We use a variety of methods to market our products and services, including advertising in print, electronic and other online media, direct mail and e-mail offers to qualified potential and existing customers and providing product specific information through our websites. We have subsidiaries and offices in several other countries that market and sell our products outside the United States and we use a third party advertising representation firm to sell international advertising inventory.

Consumer Products and Services Marketing
      We market and sell our consumer products and services directly through our own websites (www.real.com, www.realguide.com, www.realarcade.com, www.gamehouse.com), our client software and a variety of third-party distribution channels. Our websites and client software provide us with a low-cost, globally accessible sales channel that is generally available 24 hours per day, seven days per week. In addition to our direct online distribution efforts, we distribute our consumer products and services through marketing and distribution agreements with a wide variety of online and offline distributors and retailers. We also have an advertising sales force that markets and sells advertising on our websites and client software.

Business Products and Services Marketing
      We market and sell our business products and services directly through our websites (www.realnetworks.com), through our direct sales force and through other distributors. Our direct sale force primarily markets and sells our business products and services to enterprise, infrastructure, mobile, broadband and media customers. We also sell our business products and services to other distributors, including hardware server companies, content aggregators, ISPs and other hosting providers that redistribute or provide end users access to our streaming technology from their websites and systems. We have agreements with many popular software and hardware companies and websites to distribute our products as a click-through or to bundle our player products into their applications and software.
Customer Support
      Customer support is integral to the provision of our consumer products and services and important to the success of our system software customers. Consumers who purchase our consumer software products and services, including games, music, news, sports and entertainment services, can get assistance via the Internet, e-mail or telephone. We contract with third-party outsource support vendors to provide the primary staffing for first-tier customer support function globally. We also provide various support services options for our business customers and to software developers using our software products and associated services. Support service options include hotline telephone support, online support services and on-site support personnel covering technical and business-related support topics.
Competition
      The market for software and services for media delivery over the Internet is relatively new, constantly changing and intensely competitive. Many of our current and potential competitors have longer operating histories, greater name recognition or brand awareness, more employees and significantly greater resources than we do.

Consumer Products and Services
      Our digital content services, including our subscription services, are relatively new business models for delivering media over the Internet and represent new and rapidly evolving business models. We anticipate increasing competition for online media service revenue from a wide range of companies, including Internet portals and broadband service providers. Many of these providers have significantly more resources than we have, including access to premium content. We compete in the market for delivery of online content services primarily on the basis of the quality and quantity of the content available in our services, the quality and usability of our media player products, the reach of our media formats, as well as the perceived value of our products and services to consumers.
      Our Rhapsody music subscription service and our RealPlayer Music Store face competition from traditional offline music distribution competitors and from other online digital music services, including Apple’s iTunes music store and Napster’s music subscription service, and a wide variety of other competitors who are now offering digital music for sale over the Internet. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player, which it bundles with its Windows operating system, and we also expect increasing competition from online retailers such as Amazon.com and Walmart.com and from Internet portals like Yahoo!, which recently acquired MusicMatch, a provider of personalized music software and services. Our music offerings also face substantial competition from the illegal use of “free” peer-to-peer services. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services such as Rhapsody and the RealPlayer Music Store.

      Our Rhapsody subscription service competes primarily on the basis of the overall quality and perceived value of the user experience and on the effectiveness of our distribution network and marketing programs. We believe that Rhapsody’s subscription-based service represents a superior value to consumers than the purchase of individual digital music tracks through competing online music download sites. We also believe that Rhapsody’s tools to search for and discover music, as well as its editorial content, organization of music and related artists, and overall ease of use differentiates Rhapsody from other online digital music services. As the market for purchasing music online grows, we expect that competition for subscribers and purchasers will become increasingly intense. In particular, Apple has spent substantial amounts to market and promote its brand and digital music downloads in order to drive sales of its higher margin hardware products. We expect that Apple will continue to spend significantly to market and promote its brand and the sale of downloadable music to further this business model and we also expect that other competitors will continue to spend heavily to promote their brands and to win new consumers for their services.
      Our games business has two key components: our RealArcade client software, which serves as our distribution platform, and GameHouse, our content development studio. These two business units face very different competitive dynamics. RealArcade competes with other high volume distribution channels for downloadable games including Yahoo Games, MSN Gamezone, Pogo.com and Shockwave. We compete in this market primarily on the basis of the quality and convenience of our RealArcade service, the reach and quality of our distribution arrangements and the quality and breadth of our game catalog. Our GameHouse content development studio competes with other developers and publishers of downloadable games. GameHouse competes based on our ability to develop and publish high quality games that resonate with consumers, our effectiveness at building our brands and our ability to secure broad distribution relationships for our GameHouse titles.

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
      Microsoft is a principal competitor in the development and distribution of digital media and media distribution technology. Microsoft currently competes with us in the market for digital media servers, players, encoders, digital rights management, codecs and other technology and services related to digital distribution of media. Microsoft’s commitment to and presence in the media delivery industry is significant and we expect that Microsoft will continue to increase competition in the overall market for digital media and media distribution.

      Microsoft distributes its competing streaming media server, player, tools and digital rights management products by bundling them with its Windows operating systems, including Windows NT and Windows XP, at no additional cost or otherwise making them available free of charge. Microsoft’s Windows Media Player competes with our media player products. We expect that by leveraging its monopoly position in operating systems and tying streaming of digital media into its operating systems and its Web browser, Microsoft will distribute substantially more copies of the Windows Media Player in the future than it has in the past and may be able to attract more users and content providers to use its streaming or digital media products.
      While some industry standards have been specified with respect to non-PC wireless systems, these standards have not had a significant market impact in terms of mobile media consumer usage. Likewise, no single company has yet gained a dominant position in the mobile device market. However, certain third party products and services in this market support our technology, and certain products and services support our competitors’ technologies, especially Microsoft, which can, potentially to our exclusion, use its monopoly position in the operating system business and other financial resources to gain access to these markets. In addition, our brand and capabilities are not as well known in this market sector, which has created and may continue to create opportunities for smaller competitors to effectively compete with us, especially in the market for mobile devices outside the United States.
Intellectual Property
      As of December 31, 2004, we had 59 registered U.S. trademarks or service marks, and had applications pending for several more U.S. trademarks. We also have several unregistered trademarks. In addition, we have several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealPlayer, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.
      As of December 31, 2004, we had 33 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are continuously preparing additional patent applications on other current and anticipated features of our technology.
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
Employees
      At December 31, 2004, we had 819 full-time employees and 7 part-time employees, 641 of whom were based at our executive offices in Seattle, Washington, 73 of whom were based in our office in San Francisco, California, 72 of whom were based at our offices in Australia, Brazil, Canada, France, Germany, Hong Kong, Japan, China, Mexico, Singapore and the United Kingdom, and 40 of whom were based at other locations. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.
Position on Charitable Responsibility
      In periods where we achieve profitability, we intend to donate 5% of our annual net income to charitable organizations, which will reduce our net income for those periods. The non-profit RealNetworks Foundation manages our charitable giving efforts. We attempt to encourage employee giving by using a portion of our intended contribution to match charitable donations made by employees.

Available Information
      Our corporate Internet address is www.realnetworks.com. We make available free of charge on www.realnetworks.com our annual, quarterly and current reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. However, the information found on our corporate website is not part of this or any other report.

Item 2.	Properties
      We lease three separate principal properties in the United States, two of which are located in Seattle, Washington and one of which is located in San Francisco, California. The lease for our corporate headquarters, located in Seattle, commenced on April 1, 1999 and expires on September 30, 2014, with an option to renew for two five year periods. At this location we lease approximately 280,000 square feet at an average monthly rent of approximately $340,000. At a second location in Seattle, we lease approximately 133,000 square feet of office space at an average monthly rent of approximately $405,000 under a lease which commenced on October 1, 2000 and which expires on September 30, 2010. In 2001, we re-evaluated our facilities requirements and as a result, decided to attempt to sublet all of this office space for the remainder of the term of our lease. Our lease in San Francisco commenced on August 4, 2003 in connection with our acquisition of Listen and expires on November 30, 2007. This lease is for approximately 28,750 square feet of office space at an average monthly rent of approximately $30,900. We also lease other office space in the United States and various other countries.

Item 3.	Legal Proceedings
      See “Notes to Consolidated Financial Statements — Commitments and Contingencies” (Note 14C) for information regarding legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of RealNetworks’ shareholders during the fourth quarter of its fiscal year ended December 31, 2004.
Executive Officers of the Registrant
      The executive officers of RealNetworks as of February 24, 2005 were as follows:

Name	Age	Position

Robert Glaser	43	Chairman of the Board and Chief Executive Officer
Savino (Sid) Ferrales	54	Senior Vice President — Human Resources
Roy Goodman	47	Senior Vice President, Chief Financial Officer and Treasurer
Robert Kimball	41	Senior Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary
Michael Schutzler	43	Senior Vice President — Media Business
Dan Sheeran	38	Senior Vice President — International Operations
Carla Stratfold	45	Senior Vice President — North American Sales
Richard Wolpert	42	Chief Strategy Officer
      ROBERT GLASER has served as Chairman of the Board and Chief Executive Officer of RealNetworks since its inception in February 1994, and as Treasurer from February 1994 to April 2000. Mr. Glaser’s professional experience also includes ten years of employment with Microsoft Corporation where he focused on the development of new businesses related to the convergence of the computer, consumer electronics and media industries. Mr. Glaser holds a B.A. and an M.A. in Economics and a B.S. in Computer Science from Yale University.
      SAVINO “SID” FERRALES has served as Senior Vice President, Human Resources of RealNetworks since April 2004. From February 1998 to April 2004, Mr. Ferrales served as Senior Vice President and Chief Human Resources Officer of Interland, Inc., a provider of Web hosting and online solutions to small businesses. Over the past twenty-five years, Mr. Ferrales has been employed as a human resources executive at several high technology companies, including Power Computing Corporation, Digital Equipment Corporation, Dell Computer Corporation and Motorola, Inc. Mr. Ferrales holds a B.A. in Sociology from Texas State University and an M.A. in Social Rehabilitation from Sam Houston State University.
      ROY GOODMAN has served as Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks since September 2003. From April 2000 to January 2003, Mr. Goodman served as Chief Financial Officer of Juniper Financial Corporation, a company engaged in the issuance of credit cards. From 1980 to May 2000, Mr. Goodman was employed by Heilig-Meyers, a publicly traded home-furnishings retailer, serving as Chief Financial Officer from 1997 to 2000. Mr. Goodman holds a B.S. in Finance from Virginia Tech and an M.B.A. from the University of Richmond.
      ROBERT KIMBALL has served as Senior Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary of RealNetworks since January 2005. From January 2003 to January 2005, Mr. Kimball served as Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary of RealNetworks. Mr. Kimball held the positions of Vice President, Legal and Business Affairs of RealNetworks from May 2001 to January 2003 and Associate General Counsel from March 1999 to April 2001. Before joining RealNetworks in 1999, Mr. Kimball was Senior Attorney and Manager of Business Relations for IBM Global Services. Mr. Kimball has a B.A. with distinction from the University of Michigan and a J.D., magna cum laude, from the University of Michigan Law School.
      MICHAEL SCHUTZLER joined RealNetworks in August 2004 and was appointed Senior Vice President, Media Business in September 2004. From March 2003 to August 2004, Mr. Schutzler served as Senior Vice President of Consumer Products of Monster Worldwide, Inc., a global marketing and careers company. From September 2000 to September 2002, Mr. Schutzler served as President and Chief Executive Officer of Classmates.com, Inc., an online community-based networking service. From 1998 to 2000, Mr. Schutzler was the President of Piri Reis LLC, an investment firm he founded. Mr. Schutzler holds an M.B.A. in Finance and Economics from University of Rochester W. E. Simon School and a Bachelor’s degree in Electrical Engineering from Pennsylvania State University.
      DAN SHEERAN has served as Senior Vice President, International Operations of RealNetworks since March 2004. From June 2003 to March 2004, Mr. Sheeran served as Senior Vice President, Marketing of RealNetworks and from August 2001 to June 2003, Mr. Sheeran served as Vice President, Media Systems Marketing of RealNetworks. From 1999 to August 2001, Mr. Sheeran served as Senior Vice President of Worldwide Sales and Marketing of nCUBE, a provider of on-demand media systems and digital advertising systems for cable operators and telecommunications network providers. From 1994 to 1999, Mr. Sheeran served as Senior Vice President, Product Management at SkyConnect, a provider of digital video management solutions for the cable television industry. Mr. Sheeran holds a B.S. in the School of Foreign Service, cum laude, from Georgetown University, and an M.B.A. from Northwestern University.
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

      RICHARD WOLPERT has served as Chief Strategy Officer of RealNetworks since June 2003. From September 2000 to June 2003, Mr. Wolpert served as Strategic Advisor of RealNetworks. From 1998 to September 2000, Mr. Wolpert served as the partner in charge of Internet and technology ventures for The Yucaipa Companies, a private investment firm. From 1996 to 1998, Mr. Wolpert served as President of Disney Online, a business unit of the Walt Disney Internet Group, where he was responsible for the company’s business and creative strategy. Mr. Wolpert holds a B.S. degree from UCLA.
PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      Our common stock has been traded on the Nasdaq National Market under the symbol “RNWK” since our initial public offering in November 1997. There is no assurance that any quantity of the common stock could be sold at or near reported trading prices.
      The following table sets forth for the periods indicated the high and low sale prices for our common stock. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.
Year Ended December 31, 2004

	High	Low

First Quarter	$7.14	$5.01
Second Quarter	6.97	5.45
Third Quarter	7.08	4.39
Fourth Quarter	7.27	4.64
Year Ended December 31, 2003

	High	Low

First Quarter	$4.67	$3.02
Second Quarter	9.29	4.15
Third Quarter	7.74	5.05
Fourth Quarter	8.00	4.73
      We have not paid any cash dividends and do not intend to pay any cash dividends in the foreseeable future.
      As of February 28, 2005, there were approximately 828 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.
      The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.
      We did not repurchase any of our common stock during the fourth quarter of the fiscal year covered by this report.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$266,719	$202,377	$182,679	$188,905	$241,538
Cost of revenue	97,145	68,343	50,269	38,188	38,688

Gross profit	169,574	134,034	132,410	150,717	202,850

Operating expenses:
Research and development	51,607	46,763	48,186	55,904	57,819
Sales and marketing	96,779	77,335	73,928	73,129	101,197
General and administrative	31,302	21,007	19,820	20,554	27,807
Antitrust litigation	11,048	1,574	—	—	—
Loss on excess office facilities	866	7,098	17,207	22,208	—
Personnel reduction and related charges	—	—	3,595	3,613	—
Goodwill amortization, acquisitions charges, and stock-based compensation(A)	695	1,120	1,328	40,633	142,053

Total operating expenses	192,297	154,897	164,064	216,041	328,876

Operating loss	(22,723)	(20,863)	(31,654)	(65,324)	(126,026)

Other income (expense), net	248	(444)	(727)	(13,497)	18,871

Net loss before income taxes	(22,475)	(21,307)	(32,381)	(78,821)	(107,155)
Income tax (provision) benefit	(522)	(144)	(5,972)	4,058	(2,966)

Net loss	$(22,997)	$(21,451)	$(38,353)	$(74,763)	$(110,121)

Basic and diluted net loss per share	$(0.14)	$(0.13)	$(0.24)	$(0.47)	$(0.72)
Shares used to compute basic and diluted net loss per share	168,907	160,309	159,365	160,532	153,870

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated balance sheet data:
Cash, cash equivalents and short-term investments	$363,621	$373,593	$309,071	$344,509	$364,710
Working capital	287,599	310,679	248,400	285,279	305,322
Total assets	602,502	580,939	462,101	567,860	578,408
Convertible debt	100,000	100,000	—	—	—
Shareholders’ equity	380,805	366,486	349,765	464,879	480,812

(A)	For the years ended December 31, 2004, 2003 and 2002, this amount includes only stock-based compensation. As of January 1, 2002, the Company adopted new accounting standard SFAS 142,

which requires that goodwill no longer be amortized but instead tested at least annually for impairment.

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
Overview
      RealNetworks is a leading creator of digital media services and software. Consumers use our services and software to find, play, purchase and manage free and premium digital content, including music, video and games. We also develop and market software products and services that enable the creation, distribution and consumption of digital media, including audio and video. Broadcasters, network operators, media companies and enterprises use our products and services to create and deliver digital media to PCs, mobile phones and consumer electronics devices.
      We have pioneered the development of technology for the transmission of digital media over the Internet, and the use of that technology to create both free and paid consumer services. As broadband adoption continues to spread, we believe that online consumers will increasingly use and purchase digital media services on the Internet as demonstrated by the rapid growth of our music and games businesses over the past year. Our strategy is to continue to grow and leverage our large base of RealPlayer users to help drive our consumer digital media products and services, including our subscription services and our media advertising. At the same time, we will continue to develop and license the underlying digital media technologies, including the Helix Universal Server and Helix DRM that enable our business customers to create and deliver their own digital media applications and services.
      Over the last several years, our core business has evolved to address changing dynamics in our industry. We initially developed our business as a leading provider of software technology for the delivery and playback of digital media content over digital networks, and became a leader in that business. We have recently leveraged our technology business and large technology user base to define and develop new consumer-based businesses built using our digital media technology. These new businesses principally involve paid digital media content. In part due to the effects of Microsoft’s conduct on our digital media technologies business, we have aggressively pursued development of these new consumer businesses, through both internal initiatives and strategic acquisitions of businesses and technologies. At the same time, we have also increased our focus, including our promotional efforts, on these consumer digital media businesses, which has resulted in significant increases in sales of digital media content and the number of subscribers to our service offerings. This shift in focus and the increases in sales of digital media content and the number of our subscribers are reflected in our results of operations in the following primary ways:

•	A significant increase in revenue in our music and games businesses;

•	A higher percentage of our total revenue relating to our consumer businesses; and

•	A significant increase in service revenue, including primarily consumer subscription services.
      Despite the aggregate growth of our consumer businesses, our overall results have been substantially affected over the last several years by slower sales and usage of our Business Products and Services. The reduction in sales and usage of our Business Products and Services during this period has been caused primarily by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products, which we believe is an illegal practice, and also by general macroeconomic conditions, both of which resulted in reduced sales of our Business Products and Services, resulting in declines in related revenue.
      In 2004, we recorded the highest revenue in our history primarily due to the significant growth in our consumer businesses in recent periods. However, our overall revenue mix continued to shift in 2004 from higher margin software products related to our Business Products and Services segment toward our Consumer Products and Services segment, which resulted in a decline in our gross margins from previous periods. In addition, we incurred approximately $11.0 million in antitrust litigation expenses in 2004 related to Microsoft’s business practices, which negatively impacted our overall financial results. We expect that our total net revenue will continue to grow in 2005 and our operating results will continue to be negatively impacted by antitrust litigation expenses.
      We manage our business, and correspondingly report revenue, based on our two operating segments: Consumer Products and Services and Business Products and Services.

•	Consumer Products and Services, which primarily include: revenue from digital media subscription services such as RealOne SuperPass, Rhapsody, RadioPass, GamePass and stand-alone and add-on subscriptions; revenue from sales and distribution of third party software and services; sales of content such as music and game downloads; revenue from sales of premium versions of our RealPlayer and related products; and advertising revenue.

•	Business Products and Services, which primarily include: sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; revenue from support and maintenance services that we sell to customers who purchase our software products; revenue from broadcast hosting services; and revenue from consulting services we offer to our customers.
      In August 2003, we acquired all of the outstanding securities of Listen. Listen had developed and operated an on-demand streamed music subscription service called the Rhapsody service, which is now operated and integrated as part of our music services. Rhapsody subscribers pay a monthly subscription fee and also have the ability to burn compact discs for which they are charged a per-track fee. The results of Listen’s operations are included in our consolidated financial statements and related notes thereto since the date of acquisition and impact the comparability of the 2004 results with those of 2003.
      In January 2004, we acquired all of the outstanding securities of GameHouse. GameHouse is a developer, publisher and distributor of downloadable PC games. We believe the acquisition strengthened our position in the downloadable PC games market by combining the assets of GameHouse with our downloadable games distribution platform. The results of GameHouse’s operations are included in our consolidated financial statements since the date of acquisition and impact the comparability of the 2004 results when compared to 2003.

      The following table sets forth certain financial data for the periods indicated as a percentage of total net revenue:

	Years Ended December 31,

	2004	2003	2002

Net revenue:
License fees	26.9%	30.6%	39.8%
Service revenue	73.1	69.4	60.2

Total net revenue	100.0	100.0	100.0
Cost of revenue:
License fees	10.6	4.9	3.7
Service revenue	24.0	28.9	23.8
Loss on content agreement	1.8	—	—

Total cost of revenue	36.4	33.8	27.5

Gross profit	63.6	66.2	72.5

Operating expenses:
Research and development	19.4	23.1	26.4
Sales and marketing	36.3	38.2	40.5
General and administrative	11.7	10.4	10.8
Antitrust litigation	4.1	0.8	—
Loss on excess office facilities	0.3	3.4	9.4
Personnel reduction and related charges	—	—	2.0
Stock-based compensation	0.3	0.6	0.7

Total operating expenses	72.1	76.5	89.8

Operating loss	(8.5)	(10.3)	(17.3)
Other income (expense), net	0.1	(0.2)	(0.4)

Net loss before income taxes	(8.4)	(10.5)	(17.7)

Income tax provision	(0.2)	(0.1)	(3.3)

Net loss	(8.6)%	(10.6)%	(21.0)%

Critical Accounting Policies and Estimates
      The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Estimating sales returns and the allowance for doubtful accounts;

•	Estimating losses on excess office facilities;

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;

•	Valuation of goodwill;

•	Valuation of deferred income tax assets; and

•	Estimating music publishing rights and music royalty accruals.

      Revenue Recognition. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.
      For software related products and services, we recognize revenue pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (SOP 98-9). Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. Some of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenue from these arrangements is generally accounted for separately from new software license revenue because the arrangements qualify as service transactions as defined in SOP 97-2. Revenue for consulting services is generally recognized as the services are performed.
      If we provide consulting services that are considered essential to the functionality of the software products, both the software product revenue and services revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue from these arrangements is recognized under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor hours.
      In addition, for transactions not falling under the scope of SOP 97-2, our revenue recognition policies are in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) and Securities and Exchange Commission (SEC) Staff Accounting Bulletin 104, “Revenue Recognition” (SAB 104).
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
      At the time of each transaction, we assess whether the fee associated with our revenue transaction is fixed and determinable and whether or not collection is probable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms or is subject to refund, we consider the fee to not be fixed and determinable. In these cases, we defer revenue and recognize it when it becomes due and payable.
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
      For multiple element arrangements, when company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, we recognize revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of the arrangement’s undelivered elements such as product support and upgrades, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products for which no installation or customization is required based upon the amounts we charge when support and upgrades are sold separately. For multiple element arrangements involving installation or customization, company-specific objective evidence is established for support and upgrade arrangements if our customers have an optional renewal rate specified in the arrangement and the rate is substantive. For software license fees in single element arrangements such as consumer software sales and music copying or “burning,” revenue recognition typically occurs when the product is made available to the customer for download or when products are shipped to the customer, or in the case of music burns, when the burn occurs.
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
      Service revenue include payments under support and upgrade contracts, RealOne and Rhapsody subscription services, consulting services and streaming media content hosting. Support and upgrade revenue are recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenue is recognized ratably over the period that services are provided. Fees generated from advertising are recognized as advertising is delivered over the term of the contract. Other service revenue is recognized as the services are performed.
      Sales Returns and the Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Similarly, we must make estimates of the uncollectibility of our accounts receivables. We specifically analyze the age of accounts receivable and analyze historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Significant judgments and estimates must be made and used in connection with establishing allowances for sales returns and the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we were to make different judgments or utilize different estimates.
      Accrued Loss On Excess Office Facilities. We have made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities would be significantly different from that recorded, which could have a material impact on our operating results. We have revised our original estimate three times in the last three years, increasing the accrual for loss on excess office facilities each time. These first two revisions were the result of changes in the market for commercial real estate where we operate. The third revision, which took place in 2003, was the result of adding an additional tenant at a sublease rate lower than the rate used in previous estimates. If the market for such space declines further in future periods or if we are unable to sublease the space based on our current estimates, we may have to revise our estimates, which may result in additional losses on excess office facilities. The significant factors we considered in making our estimates are discussed in the section entitled “Loss on Excess Office Facilities.”
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
      There were no impairment charges for goodwill in 2004, 2003, or 2002.
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
      As of December 31, 2001, we had recorded net deferred tax assets of $5.6 million. Due to the net losses incurred during the year ended December 31, 2002, difficult economic conditions facing our industry and our customers and declines in the fair value of some of our investments, we determined that it was appropriate to increase our valuation allowance to reduce our net deferred tax assets as of December 31, 2002 to zero. Those conditions have not changed materially during 2004 and 2003 and, therefore our gross deferred tax assets at December 31, 2004 of approximately $259 million are reduced to zero by a full valuation allowance.
      Music Publishing Rights and Music Royalty Accruals. We must make estimates of our music publishing rights and music royalties owed for our domestic and international music services. Material differences may result in the amount and timing of our expense for any period if our management made different judgments or utilized different estimates. Under copyright law, we may be required to pay licensing fees for digital sound recordings and compositions we deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to our current or historic sales of our digital music offerings. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While the Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.
Revenue by Segment

	2004	Change	2003	Change	2002

	(Dollars in thousands)
Consumer products and services	$215,739	50%	$143,649	27%	$113,538
Business products and services	50,980	(13)	58,728	(15)	69,141

Total net revenue	$266,719	32%	$202,377	11%	$182,679

	2004	2003	2002

	(As a percentage of
	total net revenue)
Consumer products and services	81%	71%	62%
Business products and services	19	29	38

Total net revenue	100%	100%	100%

      Consumer Products and Services. Consumer Products and Services revenue is derived from sales of digital media subscription services, our RealPlayer Plus and other related products, sales and distribution of third party software products and services, sales of digital content such as games and music, and advertising. These products and services are sold primarily through the Internet, and we charge customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased. Consumer Products and Services revenue increased in 2004 primarily due to: (1) growth in the number of Rhapsody subscribers and related revenue from our Rhapsody music service since our acquisition of Listen in August 2003; (2) growth in aggregate subscribers and the related revenue to our RadioPass subscription service; (3) revenue related to the online sale of individual songs through our Rhapsody music subscription service (which we began selling after we acquired Listen in August 2003) and through our RealPlayer Music Store, which we launched in January 2004; (4) revenue related to third party product distribution agreements; and (5) revenue related to our GameHouse product offerings, which we acquired in January 2004. These increases were partially offset by a decrease in aggregate subscribers to our SuperPass digital media subscription service and the related decrease in revenue, and decreases in sales of our premium consumer license products and third party consumer license products. We believe the growth in our Music and Games subscription services is due primarily to the continued shift in focus of our marketing and promotional efforts to these services as well as product improvements. While revenue related to our digital media subscription services has increased substantially on a year-over-year basis, the rate of growth has fluctuated on a quarterly basis. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate digital media subscription service revenue will grow, if at all, or the nature or potential impact of anticipated competition.
      The increase in Consumer Products and Services revenue in 2003 was primarily due to: (1) the growth in new subscription services and the related increase in paying subscribers; (2) the inclusion of the operations of Listen since the date of acquisition; (3) the launch of a European edition of our RealOne subscription service in June 2002; and (4) revenue related to new third party product distribution agreements.
      Business Products and Services. Business Products and Services revenue is derived from the licensing of our media delivery system software, including Helix system software and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide and consulting services we offer to our customers. These products and services are primarily sold to corporate, government and educational customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered. Business Products and Services revenue decreased in 2004 due primarily to decreases in revenue from certain of our business software products, including revenue from our OEM partners. The decrease in revenue was partially offset by an increase in sales of our system software and services to mobile and wireless infrastructure companies. We believe that sales of certain of our business software products were substantially affected by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products, which we believe is an illegal practice. No assurance can be given when, or if, we will experience increased sales of our Business Products and Services to customers in these markets.
      The decrease in Business Products and Services in 2003 is also primarily due to decreases in revenue from certain of our business software products, including revenue from our OEM partners, for the same reasons as cited above.
Consumer Products and Services Revenue
      A further analysis of our consumer products and services revenue is as follows:

	2004	Change	2003	Change	2002

	(Dollars in thousands)
Video, consumer software and other	$113,267	(3)%	$116,394	11%	$104,784
Music	68,190	352	15,093	1,472	960
Games	34,282	182	12,162	56	7,794

Total consumer products and services revenue	$215,739	50%	$143,649	27%	$113,538

      Video, Consumer Software and Other. Video, consumer software and other revenue primarily includes revenue from our SuperPass and stand-alone premium video subscription services, RealPlayer Plus and related products, revenue from support services that we sell to customers who purchase these products, sales and distribution of third-party software products and all advertising other than that related directly to games and music. Revenue decreased in 2004 primarily due to decreases in revenue from our RealOne SuperPass subscription service and decreased sales of our premium consumer license products and third party consumer license products. These decreases were partially offset by increases in revenue related to third party distribution agreements. We believe the decreases in revenue from our RealOne SuperPass subscriptions and premium consumer license products as well as the decrease in revenue related to third party consumer license products is due primarily to a shift in our marketing and promotional efforts towards our Music and Games subscription services, which we believe represent a greater growth opportunity for us.
      Revenue related to video, consumer software and other increased in 2003 due primarily to the growth in aggregate subscribers to our RealOne SuperPass subscription services and the related growth in revenue. Refer to “Revenue by Segment — Consumer Products and Services” above for further information related to the change during 2003.
      Music. Music revenue primarily includes revenue from our Rhapsody and RadioPass subscription services, sales of music content and advertising from our music websites. The increase in revenue in 2004 is due primarily to the inclusion and subsequent growth of our Rhapsody service (which we began selling after we acquired Listen in August 2003) and the growth of our RadioPass service that we introduced in the fourth quarter of 2002. We also launched additional international versions of RadioPass in early 2004, which contributed to the growth of our music revenue in 2004. Also, during the quarter ended March 31, 2004, we began offering online sales of individual songs through our new music store, which further contributed to revenue growth. We believe the growth is due primarily to the broader acceptance of paid online music services and increased focus of our marketing efforts on our music offerings, including our promotion of our Harmony technology during the third quarter of 2004, which enables consumers to transfer secure digital music to a wide variety of portable music devices. As part of the promotion, we sold individual songs at a discounted price, which increased our overall Music revenue and associated cost of sales and reduced our overall margins.
      Revenue related to Music increased in 2003 due to the inclusion and subsequent growth of the Rhapsody service (which we began selling after we acquired Listen in August 2003) and the growth of our RadioPass service that we introduced in the fourth quarter of 2002.
      Games. Games revenue primarily includes revenue from game downloads through our RealArcade service and our GameHouse website (which we began selling after we acquired GameHouse in January 2004), revenue from our GamePass subscription service and related advertising. The increase in revenue in 2004 is due primarily to an increase in the number of subscribers and related revenue for our GamePass subscription service since its introduction in the fourth quarter of 2002 and revenue related to our GameHouse product offerings. Additionally, the growth in Games revenue is due to the increased focus of our marketing efforts on our Games business and the addition of new game titles to our RealArcade and GamePass offerings.
      Revenue related to Games increased in 2003 due primarily to an increase in the number of subscribers and related revenue for our GamePass subscription service since its introduction in the fourth quarter of 2002 as well as the addition of new game titles to our RealArcade and GamePass offerings.
Geographic Revenue

	2004	Change	2003	Change	2002

	(Dollars in thousands)
United States	$202,574	37%	$147,613	12%	$132,009
Europe	40,222	25	32,106	19	27,019
Asia	21,439	8	19,811	1	19,685
Rest of the world	2,484	(13)	2,847	(28)	3,966

Total	$266,719	32%	$202,377	11%	$182,679

      International revenue increased in 2004 primarily due to increased sales of our system software to mobile and wireless infrastructure companies, growth of our games business internationally, and the launch of certain of our international RadioPass subscription service during 2004. International revenue represented 24% of total net revenue in 2004, 27% of total net revenue in 2003, and 28% of total net revenue in 2002. Revenue generated in Europe was 15% of total net revenue in 2004, 16% of total net revenue in 2003 and 15% of total net revenue in 2002, and revenue generated in Asia was 8% of total net revenue in 2004, 10% of total net revenue in 2003, and 11% of total net revenue in 2002. International revenue decreased as a percentage of total net revenue in 2004 and 2003 primarily due to U.S.-based subscriptions services revenue growing at a faster rate than international subscription services revenue. At December 31, 2004, accounts receivable due from international customers represented approximately 36% of trade accounts receivable.
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

Revenue
      In accordance with SEC regulations, we also present our revenue based on License Fees and Service Revenue as set forth below.

	2004	Change	2003	Change	2002

	(Dollars in thousands)
License fees	$71,706	16%	$61,970	(15)%	$72,753
Service revenue	195,013	39	140,407	28	109,926

Total net revenue	$266,719	32%	$202,377	11%	$182,679

	2004	2003	2002

	(As a percentage of
	total net revenue)
License fees	27%	31%	40%
Service revenue	73	69	60

Total net revenue	100%	100%	100%

      License Fees. License fees primarily include: sales of digital content such as games and music; sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through OEM channels; revenue from sales of premium versions of our RealPlayer Plus and related products; and sales of third-party products. License fees include revenue from both our Consumer and Business Products and Services segments. The increase in license fees in 2004 was primarily due to: (1) increased revenue from the online sale of individual songs through our Rhapsody music subscription service (which we began selling after we acquired Listen in August 2003) and through our RealPlayer Music Store, which we launched in January 2004; (2) an increase in revenue related to the sale of games content related to GameHouse product offerings; and (3) increased sales of our system software to mobile and wireless infrastructure companies. These increases were partially offset by decreases in revenue from certain of our business software products, including revenue from our OEM partners and decreased sales of our premium and third party consumer license products. License fees as a percentage of total net revenue decreased to 27% from 31% in 2003 due to the growth and increased business emphasis on our service revenue.
      The decrease in software license fees in 2003 was due primarily to lower revenue from certain of our business software products, including revenue from our OEM partners and decreased sales of our premium consumer license products. The decrease in revenue in 2003 was partially offset by revenue from increased sales of our system software to mobile and wireless infrastructure companies as well as revenue from the on-line sale of individual songs resulting from the inclusion of the operations of Listen for part of 2003, since the date of acquisition.
      Service Revenue. Service revenue primarily includes: revenue from digital media subscription services such as RealOne SuperPass, Rhapsody, RadioPass, GamePass and stand-alone and add-on subscriptions; revenue from support and maintenance services that we sell to customers who purchase our software products; revenue from broadcast hosting services; revenue from consulting services we offer to our customers; revenue from distribution of third party software; and advertising revenue. Service revenue includes revenue from both our Consumer and Business Products and Services segments. The increase in service revenue in 2004 was primarily attributable to growth in aggregate subscribers and revenue related to our digital media subscription services and an increase in revenue related to third-party product distribution agreements, partially offset by decreases in other service offerings including SuperPass subscription revenue and revenue from support and upgrade agreements related to our business software products. Our digital media subscription services accounted for approximately $146.0 million and $107.1 million of service revenue during 2004 and 2003, respectively.
      The increase in service revenue in 2003 was primarily attributable to growth in subscribers to our digital media subscription services, partially offset by decreases in other service offerings including support and upgrades. The increases in subscribers were primarily due to the inclusion of the operations of Listen since the date of acquisition as well as growth in our other subscription offerings including RadioPass and GamePass. Our subscription services accounted for approximately $107.1 million and $75.5 million of service revenue in 2003 and 2002, respectively.
      The reasons for increases in 2004 and 2003 in subscription revenue are described in more detail in “Revenue By Segment — Consumer Products and Services” above. We believe the decreased revenue in our other service offerings, including support and upgrades related to our system software products, are due primarily to the factors described above in “Overview”.
Deferred Revenue
      Deferred revenue is comprised of the unrecognized revenue related to unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Deferred revenue at December 31, 2004 was $30.9 million compared to $35.7 million at December 31, 2003. The decrease in deferred revenue during 2004 is primarily due to prepayments received under contracts occurring at a slower rate than recognition of revenue on existing contracts. This decrease was partially offset by an increase in deferred revenue related to our digital media subscription services. The slower rate of prepayment receipts has been largely due to the decrease in new business products and services contracts in recent periods, which represent a significant portion of deferred revenue. We believe the decrease in new business products and services contracts results primarily from the conditions described in “Revenue by Segment — Business Products and Services” and “Overview” above.
Cost of Revenue by Segment

	2004	Change	2003

Consumer Products and Services	$83,968	38%	$60,726
Business Products and Services	8,239	8	7,617
Loss on content agreement	4,938	n/a	—

Total cost of revenue	$97,145	42%	$68,343

As a percentage of total net revenue	36%		34%
      Cost of Consumer Products and Services. Cost of Consumer Products and Services revenue includes: cost of content and delivery of the content included in our digital media subscription service offerings; royalties paid on sales of games, music and other third-party products; amounts paid for licensed technology; costs of product media, duplication, manuals and packaging materials; and fees paid to third-party vendors for order fulfillment and support services. Cost of Consumer Products and Services increased during 2004 primarily due to an increase in licensing costs associated with the online sale of individual songs, increased costs associated with delivering content to a greater number of subscribers, costs associated with the Rhapsody subscription service resulting from our acquisition of Listen and the amortization of intangible assets resulting from the acquisition of GameHouse. In addition, the increase was due to our promotional activities related to our Harmony technology and the Loss on Content Agreement, which is described below. Cost of Consumer Products and Services revenue decreased as a percentage of Consumer Products and Services revenue in 2004 to 39% from 42% in 2003 due to the application of certain fixed costs against a higher revenue base, the renegotiation of certain content agreements and the discontinuation of certain content offerings.
      Cost of Business Products and Services. Cost of Business Products and Services revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to third-party vendors for order fulfillment, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of Business Products and Services revenue increased slightly in absolute dollars and increased as a percentage of Business Products and Services revenue in 2004 to 16% from 13% in 2003. The increases during 2004 were primarily due to higher costs of revenue related to custom development work and a shift in mix towards products with higher product royalty costs.
      We began reporting cost of revenue information on a segment basis in January 2004. While we were able to identify the cost of revenue information on a segment basis for 2004 and 2003, we were unable to identify cost of revenue on a segment basis for 2002 and therefore the amounts related to 2002 are not presented.
Cost of Revenue
      In accordance with SEC regulations, we also present our cost of revenue based on License Fees and Service Revenue as set forth below.

	2004	Change	2003	Change	2002

	(Dollars in thousands)
License fees	$28,206	184%	$9,917	44%	$6,865
Service revenue	64,001	10	58,426	35	43,404
Loss on content agreement	4,938	n/a	—	—	—

Total cost of revenue	$97,145	42%	$68,343	36%	$50,269

As a percentage of total net revenue	36%		34%		28%
      Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees increased as a percentage of license fees in 2004 to 39% from 16% in 2003. The increases both in dollars and as a percentage of license fees for 2004 were primarily due to the increased licensing costs associated with the online sale of individual songs and games, and the amortization of intangible assets resulting from the acquisition of GameHouse.
      Cost of license fees in 2003 increased as a percentage of license fees to 16% from 9% in 2002. The increases in costs both in dollars and as a percentage of license fees for 2003 were primarily due to increased licensing costs associated with the online sale of individual songs resulting from the inclusion of the operations of Listen since the date of acquisition, as well as costs of revenue related to custom development work and an increase in royalties resulting from a shift in product mix towards products with higher royalties.
      Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content, included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. The costs of content are expensed over the periods the content is available to our subscription services customers. Cost of service revenue increased in 2004 but decreased as a percentage of service revenue to 33% from 42% in 2003. The increase in costs was primarily due to increased costs associated with delivering content to a greater number of subscribers and the costs of content included in our digital media subscription services. The decrease in cost of service revenue as a percentage of service revenue was due to the application of certain fixed costs against a higher revenue base, favorable renegotiation of certain content agreements and the discontinuation of certain non-economic content offerings.
      Cost of service revenue increased in 2003 as a percentage of service revenue to 42% from 39% in 2002. The increase in costs was primarily due to increasing costs associated with content included in our digital media subscription services. The content costs increased due to an increase in paying subscribers and the costs of adding new content to our services as well as the increase in costs associated with revenue from the operations of Listen since the date of acquisition. The increase in cost of service revenue as a percentage of service revenue was due to higher fixed content costs for certain contracts as well as the impact of including the costs of service revenue related to Listen which tend to be higher as a percentage of service revenue than our other offerings.
      Our digital media subscription services, including Rhapsody, are a relatively new and growing portion of our business and, to date, have been characterized by higher costs of revenue than our other products and services, primarily due to the cost of licensing media content to provide these services. As a result, if our digital media subscription services continue to grow as a percentage of net revenue, our cost of service revenue may grow at an increased rate relative to net revenue, which may result in reductions in our gross margin percentages in the future.
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
Other segment and geographical information
      Reconciliation of segment operating loss to net loss before income taxes for the year ended December 31, 2004 is as follows (in thousands):

	Consumer Products	Business Products	Reconciling
	and Services	and Services	Amounts	Consolidated

Net revenue	$215,739	$50,980	$—	$266,719
Cost of revenue	83,968	8,239	—	92,207
Loss on content agreement	4,938	—	—	4,938

Gross profit	126,833	42,741	—	169,574
Loss on excess office facilities	—	—	866	866
Antitrust litigation	—	—	11,048	11,048
Stock-based compensation	—	—	695	695
Other operating expenses	128,604	51,084	—	179,688

Operating loss	(1,771)	(8,343)	(12,609)	(22,723)
Other income, net	—	—	248	248

Net loss before income taxes	$(1,771)	$(8,343)	$(12,361)	$(22,475)

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
      We were able to identify historical information for segment cost of revenue and as a result present net revenue and cost of revenue by segment for the year ended December 31, 2003 as follows (in thousands):

	Consumer Products	Business Products
	and Services	and Services	Consolidated

Net revenue	$143,649	$58,728	$202,377
Cost of revenue	60,726	7,617	68,343

Gross profit	$82,923	$51,111	$134,034

      Long-lived assets, consisting of equipment and leasehold improvements, goodwill, and other intangible assets, by geographic location are as follows (in thousands):

	December 31,

	2004	2003

United States	$155,844	$127,694
Europe	176	230
Asia/ Rest of the world	411	555

Total	$156,431	$128,479

      At December 31, 2004, net assets in Europe and Asia and the rest of the world were $3.0 million and $3.7 million, respectively.
Operating Expenses

Research and Development

	2004	Change	2003	Change	2002

	(Dollars in thousands)
Research and development	$51,607	10%	$46,763	(3)%	$48,186
As a percentage of total net revenue	19%		23%		26%
      Research and development expenses consist primarily of salaries and related personnel costs and consulting fees associated with product development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock-based compensation, increased in 2004 primarily due to an increase in personnel and related costs and the inclusion of additional personnel and operating expenses resulting from our acquisitions of Listen and GameHouse. The decrease as a percentage of total net revenue was a result of our total net revenue growing more rapidly than our research and development expenses.
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

Sales and Marketing

	2004	Change	2003	Change	2002

	(Dollars in thousands)
Sales and marketing	$96,779	25%	$77,335	5%	$73,928
As a percentage of total net revenue	36%		38%		40%
      Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expense increased in 2004 primarily due to the inclusion of personnel and operating expenses resulting from our acquisitions of Listen and GameHouse, an increase in payments made to third parties for referrals of new customers and increased advertising costs, including the advertising costs associated with the promotion of our Harmony technology as well as our ongoing direct marketing programs. We expect that our sales and marketing expenses will increase as we continue to grow our consumer business and as we shift the focus of our marketing efforts to our consumer products and services. The decrease as a percentage of total net revenue was a result of our total net revenue growing more rapidly than our sales and marketing expenses.

      The increase in sales and marketing expenses in 2003 was primarily due to the inclusion of the operations of Listen since the acquisition date as well as increased payments made to third parties for referrals of new customers. The decrease as a percentage of total net revenue was a result of our total net revenue growing more rapidly than our sales and marketing expenses.

General and Administrative

	2004	Change	2003	Change	2002

	(Dollars in thousands)
General and administrative	$31,302	49%	$21,007	6%	$19,820
As a percentage of total net revenue	12%		10%		11%
      General and administrative expenses consist primarily of salaries, related personnel costs, fees for professional and temporary services and contractor costs and other general corporate costs. General and administrative expenses, excluding non-cash stock-based compensation, increased in dollars and as a percentage of revenue in 2004 primarily due to increased personnel and related costs, increased litigation defense costs, costs related to our continued implementation efforts related to the Sarbanes-Oxley Act of 2002, specifically Section 404, and the inclusion of personnel and operating expenses resulting from our acquisition of Listen.
      General and administrative expenses, excluding non-cash stock-based compensation, increased in 2003 primarily due to increased payroll and contractor costs, increased litigation defense costs and the inclusion of the operations of Listen since the acquisition date. The decrease as a percentage of total net revenue in 2003 was a result of general and administrative expenses increasing at a lower rate than total net revenue.

Antitrust Litigation
      Antitrust litigation of $11.0 million and $1.6 million in 2004 and 2003, respectively, consists of legal fees, personnel costs, communications, equipment, technology and other professional services, incurred related to our antitrust suit against Microsoft, as well as our participation in antitrust proceedings against Microsoft in the European Union. Only costs that are directly attributable to these antitrust complaints are included. See “Notes to Consolidated Financial Statements — Commitments and Contingencies”
(Note 14 C) for a description of this action.

Loss on Excess Office Facilities
      In October 2000, we entered into a 10-year lease agreement for additional office space located near our corporate headquarters in Seattle, Washington. During 2001, we re-evaluated our facilities requirements and, as a result, decided to permanently sublet all of this office space. The market for office space in Seattle had significantly declined from the date we entered into this lease. As a result, we recorded losses of $22.2 million during the year ended December 31, 2001. For the year ended December 31, 2001, these losses represented approximately $15.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income of $38.1 million, and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. Our estimates were based upon many factors including projections of sublease rates and the time period required to locate tenants. During the year ended December 31, 2002, the Seattle real estate market continued to display significant weakness, which was reflected in both increasing vacancy rates and declining rental rates. Based on discussions with prospective tenants, we concluded that the excess office facilities were not likely to be sublet at rates used in the original loss estimates. As a result, we recorded additional losses of $17.2 million during the year ended December 31, 2002. During 2003, we secured an additional tenant at a sublease rate lower than the rate used in previous loss estimates. As a result, we adjusted our estimates to reflect the lower lease rate and recorded an additional loss of $7.1 million. The estimated total loss in 2003 included an estimate of future sublease income of $14.7 million of which $8.0 million was committed under sublease contracts at the time of the estimate. The accrued loss of $24.3 million at December 31, 2004 is shown net of expected future sublease income of $13.1 million of which $7.0 million was committed under sublease contracts at the time of the estimate. We regularly evaluate the market for office space in the cities where we have operations. If the market for such space declines further in future periods, we may have to revise our estimates further, which may result in additional losses on excess office facilities.
      During the quarter ended September 30, 2004, we leveraged a termination option in our existing lease for our headquarters building in order to renegotiate the lease. In addition, we ceased use of approximately 16,000 square feet of office space, which will be returned to the landlord in May 2005, in accordance with the amended lease agreement. We recorded a loss on excess office facilities of approximately $0.9 million related to the expensing of net leasehold improvements and rent for the period between October 1, 2004 and April 30, 2005 related to the excess space we vacated as of September 30, 2004.

Personnel Reduction, Restructuring and Related Charges
      In August 2002, we implemented a restructuring plan to reduce costs, which included reducing our staffing levels by approximately 10%, closing selected offices, and canceling our annual user conference. We recorded a charge of approximately $3.6 million in 2002 to reflect costs associated with implementing this restructuring. These costs were primarily related to severance payments but also included other miscellaneous costs such as professional fees, outplacement services for terminated employees, office closures and tradeshow deposit forfeitures, all of which were incurred as of December 31, 2002. As of December 31, 2004, approximately $0.3 million is accrued related to the 2002 plan, primarily related to estimated future payments associated with closed offices.

Stock-Based Compensation
      Stock-based compensation was $0.7 million, $1.1 million and $1.3 million in 2004, 2003 and 2002, respectively.
      In January 2004, we acquired all of the outstanding securities of GameHouse in exchange for approximately $9.1 million in cash payments, including an estimated future payment of $0.1 million to cover certain tax obligations of the selling shareholders, and 3.0 million shares and options to acquire 0.3 million shares of RealNetworks common stock valued at approximately $20.9 million. The value assigned to the stock portion of the purchase price was $6.40 per share based on the average closing price of RealNetworks’ common stock for the five days beginning two days prior to and ending two days after January 26, 2004 (the date of the Agreement and Plan of Merger). Options issued were valued based on the Black-Scholes options pricing model. Included in the purchase price is $0.4 million in acquisition-related expenditures consisting primarily of professional fees. Certain former GameHouse shareholders are eligible to receive up to $5.5 million over a four-year period, payable in cash or, at our discretion, in RealNetworks common stock valued in that amount provided they remain employed by RealNetworks during such period. In addition, we may be obligated to pay up to $1.0 million over a four-year period to certain GameHouse employees in the form of a management incentive plan. Such amounts are not included in the aggregate purchase price and, to the extent earned, are being recorded as compensation expense over the related employment periods.
      In August 2003, we acquired all of the outstanding securities of Listen in exchange for approximately $18.8 million in cash payments, including a $1.5 million payment made in January 2004 based on the achievement of a specified milestone, and an aggregate of 3.8 million shares and options to acquire 0.4 million shares of our common stock valued at $19.4 million. The value assigned to the stock portion of the purchase price was $4.72 per share based on the average closing price of our common stock for the five days beginning two days prior to and ending two days after April 21, 2003 (the date of the Agreement and Plan of Merger and Reorganization). Options issued were valued based on the Black-Scholes options pricing model. In addition, as of the acquisition date, we had invested $7.3 million in Listen in the form of convertible promissory notes that became a part of the purchase consideration. The cash balance at Listen on the acquisition date was $4.9 million. As part of the acquisition, a management incentive plan was established whereby certain employees of Listen could be entitled over a two-year period to receive payments in cash or stock having a value of up to $3.0 million.
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
Other Income (Expense), Net

	2004	Change	2003	Change	2002

	(Dollars in thousands)
Interest income, net	$4,452	5%	$4,251	(43)%	$7,483
Equity in net loss of MusicNet	(4,351)	(19)	(5,378)	(15)	(6,324)
Impairment of equity investments	(450)	6	(424)	(92)	(5,103)
Other income	597	(46)	1,107	(66)	3,217

Other income (expense), net	$248	(156)%	$(444)	(39)%	$(727)

      Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, which are net of interest expense due to the amortization of offering costs related to our convertible debt, equity in net loss of MusicNet, Inc. (MusicNet) and impairment of certain equity investments. Other income (expense), net improved during 2004 due primarily to lower equity in net losses of MusicNet and increased interest income due to higher effective interest rates on investment balances.
      Other income (expense), net improved in 2003 primarily due to the inclusion of lower loss for impairment of certain equity investments and lower equity in net loss of MusicNet, offset by decreased interest income due to lower effective interest rates on investment balances.
      Our investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, we record in our statement of operations our equity share in MusicNet’s net loss, which was $4.4 million, $5.4 million and $6.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2003 and 2002, MusicNet raised additional capital from its investors to fund its business. In connection with this fund raising, we contributed additional capital in the amount of $3.0 million and $6.6 million, respectively, for which we received convertible notes, convertible into additional shares of MusicNet capital stock. We anticipate that MusicNet will continue to incur losses in the foreseeable future and will require additional funding, although we are not obligated to provide additional funding. Because of this, in the future, our investment may be diluted or we could be required to record an impairment charge to reduce the carrying value of this investment. Based on the nature and terms of the convertible notes, in the years ended December 31, 2004, 2003 and 2002, for purposes of calculating our equity in net loss of MusicNet, the convertible notes were treated on an “as if ” converted basis. As a result, the losses recorded by us in the years ended December 31, 2004, 2003 and 2002 represent approximately 36.1% in 2004, 36.9% in 2003 and 37.8% in 2002 of MusicNet’s net loss. As of December 31, 2004, our ownership interest in outstanding shares of capital stock of MusicNet was approximately 24.9% and the carrying value of our investment was $1.1 million.

      Our Chief Executive Officer, Robert Glaser, was the Chairman and a member of the Board of Directors of MusicNet from April 2001 until March 2003 and also served as the temporary acting Chief Executive Officer of MusicNet from April 2001 until October 2001. Mr. Glaser received no cash or equity remuneration for his services as Chairman and Director, nor did he receive any such remuneration for his services as the acting Chief Executive Officer. We recognized approximately $0.7 million and $1.1 million of revenue in 2004 and 2003, respectively, related to license and services agreements with MusicNet. In 2002, we recognized approximately $1.4 million of revenue related to agreements with MusicNet and were reimbursed $0.2 million for certain administrative services provided to MusicNet on a transitional basis which was accounted for as a reduction of related expenses.
      We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of several companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2004, we determined that other-than-temporary declines in fair value had occurred in one of our privately-held investments resulting in an impairment charge of $0.5 million to reflect changes in the fair value of this investment in the results of operations. Based upon an evaluation of the facts and circumstances during 2003, we determined that other-than-temporary declines in fair value had occurred in two of our publicly traded investments resulting in impairment charges of $0.4 million to reflect changes in the fair value of these investments in the results of operations. Based upon an evaluation of the facts and circumstances during 2002, we determined that other- than-temporary declines in fair value had occurred in two of our privately-held investments and three of our publicly traded investments resulting in impairment charges of $5.1 million.
      As of December 31, 2004, we owned marketable equity securities of J-Stream, Inc., a Japanese digital media services company. We own approximately 14% of the outstanding shares and this investment is accounted for as an available-for-sale security. The market value of these shares has significantly increased from our original cost of approximately $1.0 million, resulting in a carrying value at December 31, 2004 of $33.1 million. The increase over our cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income (loss). During the year ended December 31, 2002, we sold portions of our holdings recognizing a gain of $2.4 million which was reclassified from accumulated other comprehensive income (loss) to net loss. There were no similar gains or losses in 2004 or 2003. The fair value of our investment increased by $8.0 million during the year ended December 31, 2004. This increase is reflected as a component of other comprehensive loss. The market for this company’s shares is relatively limited and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude can be realized through the disposition of these shares.
Income Taxes
      During the year ended December 31, 2004, we recognized income tax expense of $0.5 million related to current foreign income taxes. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. At December 31, 2004 we recorded a valuation allowance sufficient to net our gross deferred tax assets of approximately $259 million to zero. We did not recognize a deferred tax benefit for losses incurred in 2004.

      During the year ended December 31, 2003, we recognized income tax expense of $0.1 million related to current foreign income taxes in the amount of $0.3 million offset by current state and local income tax benefits of $0.1 million. We did not recognize a deferred tax benefit for losses incurred in 2003.
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
2004 Quarterly Revenue
      The following table summarizes unaudited revenue for each quarter of 2004 (in thousands):

		Quarter Ended

	Total	December 31	September 30	June 30	March 31

	(Dollars in thousands)
Consumer products and services	$215,739	$60,782	$55,382	$53,061	$46,514
Business products and services	50,980	11,764	12,928	12,412	13,876

Total net revenue	$266,719	$72,546	$68,310	$65,473	$60,390

      Consumer Products and Services. Revenue increased during each of the quarters in 2004, primarily due to increases related to subscription and license sales related to Music and Games. These increases were partially offset by decreases in the revenue related to our premium license products as well as third party license products. The reasons for these changes are also discussed above in “Revenue by Segment — Consumer Products and Services”.
      Business Products and Services. Business Products and Services revenue fluctuated on a quarter-by-quarter basis due to the fact that transactions in this category tend to be larger in dollar amount and fewer in number. A small number of transactions can have a significant impact on quarterly revenue. Further discussion regarding the changes to the Business Products and Services revenue during the year are mentioned above in “Overview” and “Revenue by Segment — Business Products and Services”.
Impact of Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the quarter ending September 30, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Notes to Consolidated Financial Statements — Stock-Based Compensation” (Note 1 H) for the pro forma net loss and net loss per share amounts, for 2004, 2003 and 2002, as if we had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a material impact on the consolidated statements of operations and comprehensive income (loss) and net income (loss) per share.
Liquidity and Capital Resources
      Net cash provided by operating activities was $7.0 million in 2004. Net cash used in operating activities was $8.8 million in 2003 and $0.8 million in 2002. Net cash provided by operating activities in 2004 resulted primarily from net changes in certain assets and liabilities of $10.7 million, due primarily to the timing of cash receipts or payments at the beginning and end of the year, depreciation and amortization of $15.3 million, equity in the net loss of MusicNet of $4.4 million and the loss on content agreement of $2.9 million, which offset a net loss of $23.0 million and a decrease in the accrued loss on excess office facilities of $4.8 million. Net cash used in operating activities in 2003 was the result of a net loss of $21.5 million as well as net changes in certain assets and liabilities of $8.1 million, due primarily to the timing of cash receipts or payments at the beginning and end of the year and the recognition of deferred revenue, offset by depreciation and amortization of $12.4 million, equity in net loss of MusicNet of $5.4 million and a net increase in the accrued loss on excess office facilities of $3.0 million. Net cash used in operating activities in 2002 was the result of a net loss of $38.4 million as well as net changes in certain assets and liabilities of $4.7 million, due primarily to the timing of cash receipts or payments at the beginning and end of the year and the recognition of deferred revenue, and gains on sales of investments of $2.3 million, offset by a net increase in accrued loss on excess office facilities of $13.5 million, depreciation and amortization expense of $13.1 million, equity in net losses of equity method investments of $6.8 million, deferred income taxes of $5.6 million and impairment of equity investments of $5.1 million.
      Net cash provided by investing activities in 2004 was $6.0 million. Net cash used in investing activities was $22.4 million in 2003. Net cash provided by investing activities was $41.3 million in 2002. Net cash provided by investing activities in 2004 was primarily due to net sales and maturities of short-term investments, which was offset by purchases of equipment and intangible assets and cash used for acquisitions. Net cash used in investing activities in 2003 was primarily due to the payment of acquisition costs and purchases of long-term investments and equipment and leasehold improvements, offset by net sales and maturities of short-term investments. Net cash provided by investing activities in 2002 was primarily related to net sales and maturities of short-term investments, partially offset by purchases of equipment and leasehold improvements and purchases of equity securities held as long-term investments.
      Net cash provided by financing activities was $8.5 million in 2004 and $107.1 million in 2003. Net cash used in financing activities was $23.0 million in 2002. Net cash provided by financing activities in 2004 was due primarily to the net proceeds from the exercise of stock options and stock sold related to our employee stock purchase plan. Net cash provided by financing activities in 2003 was related to the proceeds from our convertible debt offering in June 2003 (see “Notes to Consolidated Financial Statements — Convertible Debt” (Note 10) for a description of this offering), exercise of stock options and warrants and stock sold related to our employee stock purchase plan. Net cash used in financing activities in 2002 was primarily related to repurchases of our common stock, partially offset by net proceeds from exercise of stock options and warrants and stock sold related to our employee stock purchase plan.
      In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. There were no repurchases during the year ended December 31, 2004 or 2003. From the inception of the repurchase program through December 31, 2004, we had repurchased approximately 9.1 million shares at an average cost of $4.64 per share. We currently intend to continue our stock repurchase program, of which there is approximately $7.6 million remaining, depending on market conditions and other factors until we reach the $50 million limit authorized by our Board of Directors, which will be a further use of cash.
      We currently have no planned significant capital expenditures for 2005 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

      At December 31, 2004, we had $383.8 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
      We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros (for Germany and France), pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2004, 2003 and 2002.
      At December 31, 2004, we had commitments to make the following payments:

		Less than	1-3		After 5
Contractual Obligations	Total	1 Year	Years	4-5 Years	Years

	(In thousands)
Office leases	$86,481	$11,269	$21,617	$21,883	$31,712
	Up to			Up to
Convertible debt	100,000			100,000
Other contractual obligations	26,914	10,820	9,104	4,660	2,330

	Up to			Up to
Total contractual cash obligations	$213,395	$22,089	$30,721	$126,543	$34,042

      Other contractual obligations primarily relate to minimum contractual payments due to content and other service providers.
Off Balance Sheet Arrangements
      Our only significant off-balance sheet arrangements relate to operating lease obligations for office facility leases and other contractual obligations related primarily to minimum contractual payments due to content and other service providers. Future annual minimum rental lease payments and other contractual obligations are included in the commitment schedule above.
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
We have a relatively limited operating history with our online consumer products and services businesses, which make it difficult to evaluate our business.
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
      We have incurred significant losses since our inception. As of December 31, 2004, we had an accumulated deficit of approximately $303 million. We have had net losses for each year subsequent to the year ended December 31, 1999, and we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. In addition, we devote significant resources to developing and enhancing our technology and to selling, marketing and obtaining content for our products and services. As a result, we will need to generate significant revenue to be profitable in the future.
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
      Costs of our online consumer products and services as a percentage of the revenue generated by those businesses are higher than the ratio of costs to revenue in our historical software licensing business. The cost of third party content, in particular, is a substantial percentage of the net revenue we receive from subscribers and end-users and is unlikely to decrease significantly over time as a percentage of net revenue. Our consumer products and services businesses now represent over 80% of our revenue and include our music subscriptions and sales, video subscription services and games subscription and licensing revenue. If our consumer products and services revenue continues to grow as a percentage of our overall revenue, our margins may further decrease which may affect our ability to achieve or sustain profitability.
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
      Our online music service offerings depend on music licenses from the major music labels and publishers. The current license agreements are for relatively short terms (some of these licenses will need to be renewed in 2005), and we cannot be sure that the music labels will renew the licenses on commercially viable terms, or at all. Due to the increasing importance of our music services to our overall revenue, the failure of any major music label or publisher to renew these licenses under terms that are acceptable to us will harm our ability to offer successful music subscription services and would harm our operating results.
Music publishing royalty rates for streaming are not yet fully established; a determination of high royalty rates could negatively impact our operating results.
      Royalty rates associated with streaming musical compositions in the U.S. and abroad are not fully established with respect to public performances and, if required, reproductions. Public performance licenses are negotiated individually, and we have not yet agreed to rates with all of the performing rights societies for all of our music streaming activities. We may be required to pay a rate that is higher than we expect, or the issue may be submitted to a “Rate Court” for judicial determination. We have a license agreement with the Harry Fox Agency, an agency that represents music publishers, to reproduce musical compositions as required in the creation and delivery of on-demand streams, but this license agreement does not include a rate. The license agreement anticipates industry-wide agreement on rates, or, if no industry-wide agreement can be reached, determination by a copyright arbitration royalty panel (“CARP”), an administrative judicial proceeding supervised by the United States Copyright Office. If the rates agreed to or determined by a CARP are higher than we expect, this expense could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined, and may be higher than our current estimates.
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

      Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. Our competitors across the breadth of our product line include a number of large and powerful companies, such as Microsoft, Apple Computer, and Yahoo!. Some of our competitors have in the past and may in the future enter into collaborative arrangements with each other that enable them to better compete with our business.
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
      Music. Our online music service offerings face competition from traditional offline music distribution competitors and from other online digital music services. Some of these competing services have been the subject of substantial marketing efforts and have received significant media attention, including Apple’s iTunes music download service and Napster’s online music subscription service. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and MSN services, and we also expect increasing competition from online retailers such as Amazon.com and WalMart.com and from Internet portals like Yahoo!, which recently acquired MusicMatch, a provider of personalized music software and services. Our current music service offerings may not be able to compete effectively in this highly competitive market.
      Our online music services also face significant competition from “free” peer-to-peer services, which allow consumers to directly access an expansive array of free content without securing licenses from content providers. The legal status of these “free” services is uncertain, because although some courts have found that these services violate copyright laws, other services have been found to not violate copyright laws. In addition, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services, even if they are subsequently found to be illegal, substantially impairs the marketability of legitimate services like ours.
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
The success of our Rhapsody music service depends, in part, on interoperability with our customer’s music playback hardware.
      In order for our Rhapsody service to continue to be successful we must design our service to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable digital audio players, and PCs. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our business and design objectives. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, either through relationships with manufacturers or through our Harmony technology, our business will be harmed.

Our Harmony Technology may not achieve consumer or market acceptance and may be subject to legal challenge.
      We recently created a new digital rights management translation technology called Harmony. Our Harmony technology enables consumers to securely transfer purchased music to digital music devices, including certain versions of the market leading iPod line of digital music players made by Apple Computer, as well as certain devices that use Microsoft Windows Media DRM. Harmony is designed to enable consumers to transfer music purchased from our RealPlayer Music Store to a wide variety of portable music devices, rather than being restricted to a specific portable device. We do not know whether consumers will accept Harmony or whether it will lead to increased sales of any of our consumer products or services or increased usage of our media player products.
      There are other risks associated with the launch of Harmony, including the risk that Apple will try to modify its technology to “break” the interoperability that Harmony provides to consumers, which Apple has done in connection with the release of certain new products. If Apple chooses to continue this course of action, Harmony may no longer work with Apple’s products, which could harm our business and reputation, or we may be forced to incur additional development costs to refine Harmony to make it interoperate again. Although we believe our Harmony technology is legal, there is no assurance that a court would agree with our position. If Apple decides to commence litigation against us in order to prevent interoperation with its products, we may be forced to spend money defending their legal challenge, which could harm our operating results.
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
      There are a number of risks associated with our Helix Community initiative, including risks associated with market and industry acceptance, development processes and software licensing practices, and business models. The broader media technology and product industry may not adopt the Helix DNA Platform and/or the Helix Community as a development platform for media delivery and playback products and third parties may not enhance, develop or introduce technologies or products based on Helix DNA technology. While we have invested substantial resources in the development of the underlying technology within the Helix DNA technology and the Helix Community process itself, the market and industry may not accept them and we may not derive royalty or support revenue from them. The introduction of broadly available open source software licensing and community source licensing may adversely affect sales of our commercial system software products to mobile operators, broadband providers, corporations, government agencies, educational institutions and other business and non-business organizations. In those areas where adoption of the Helix Community and Helix DNA occurs, our community and open source approach means that we no longer exercise sole control over many aspects of the development of the Helix DNA technology. In addition, we designed our commercial open source license to bear royalties when third parties sell products that include Helix DNA technology. To date, however, royalty revenue has not been significant.
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
      We acquired Listen in August 2003, and the operations associated with Listen have remained in San Francisco. This is our first experience operating and integrating a substantial acquired business in a remote location. The geographic separation could increase the operational risks described above. We also acquired GameHouse, Inc. in January 2004. The acquisition of GameHouse is our first attempt to operate and manage a content creation business. We may not be successful in operating this type of business, which could harm our business and our prospects.
Acquisition-related costs could cause significant fluctuation in our net income.
      Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in our operating expenses. New acquisitions and any potential future impairment of the value of purchased assets could have a significant negative impact on our future operating results.
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
      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, investors may lose confidence in our financial reporting and the trading price of our stock could be harmed. In addition, we are in an on-going process of complying with requirements resulting from the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions of Section 404 of SOX that establish requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. In 2004, we have devoted significant financial and other resources to review and strengthen our internal controls in advance of complying with the Section 404 requirements. The requirements and processes associated with Section 404 are new and untested and we cannot be certain that the measures we have taken will be sufficient to meet the Section 404 requirements or that we will be able to implement and maintain adequate controls over our financial processes and reporting in the future. Moreover, we cannot be certain that the costs associated with such measures will not exceed our estimates, which could impact our overall level of profitability. Any failure to meet the Section 404 requirements or to implement required new or improved controls, or difficulties or unanticipated costs encountered in their implementation, could cause investors to lose confidence in our reported financial information or could harm our financial results, which could have a negative effect on the trading price of our stock.
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
      A key part of our strategy is to develop localized products and services in international markets through joint ventures, subsidiaries and branch offices. If we do not successfully implement this strategy, we may not recoup our international investments and we may fail to develop or lose worldwide market share. To date, we have only limited experience in developing localized versions of our products and services and marketing and operating our products and services internationally, and we often rely on the efforts and abilities of third party foreign business partners for such activities. We believe that in light of the potential size of the customer base and the audience for content, and the substantial anticipated competition, we need to continue to expand into international markets in order to effectively obtain and maintain market share.
We may be unable to adequately protect our proprietary rights.
      Our ability to compete partly depends on the superiority, uniqueness and value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	Our applications for patents and trademarks relating to our business may not be granted and, if granted, may be challenged or invalidated;

•	Issued patents and trademarks may not provide us with any competitive advantages;

•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;

•	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or

•	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.
We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.
      Disputes regarding the ownership of technologies and rights associated with streaming media, digital distribution and online businesses are common and likely to arise in the future. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. The existence and/or outcome of any such litigation could harm our business.
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
      The application of existing laws governing issues such as property ownership, copyright and other intellectual property issues to the Internet is not clear. Many of these laws were adopted before the advent of the Internet and do not address the unique issues associated with the Internet and related technologies. In many cases, the relationship of these laws to the Internet has not yet been interpreted. New interpretations of existing laws may increase our costs, require us to change business practices or otherwise harm our business.
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
      We periodically enter into arrangements to offer third-party products, services, content or advertising under our brands or via distribution on our websites or in our products or service offerings. We may be subject to claims concerning these products, services, content or advertising by virtue of our involvement in marketing, branding, broadcasting or providing access to them. Our agreements with these parties may not adequately protect us from these potential liabilities. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for intellectual property infringement. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.
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
      Washington law imposes restrictions on some transactions between a corporation and certain significant shareholders. The foregoing provisions of our charter documents, shareholder rights plan, our agreement with Mr. Glaser, the zero coupon convertible subordinated notes and Washington law, as well as our charter provisions that provide for a classified board of directors and the availability of “blank check” preferred stock, could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future for our common stock.
When we account for employee stock options using the fair value method, it could significantly reduce our results of operations.
      In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires a company to recognize, as an expense, the fair value of stock options and other stock-based compensation beginning in the quarter ending September 30, 2005. We will be required to record an expense for our stock-based compensation plans using the fair value method as described in SFAS 123R, which will have significant and ongoing accounting charges. Stock options are also a key part of the compensation packages that we offer our employees. If we are forced to curtail our broad-based option program, it may become more difficult for us to attract and retain employees.
Our stock price has been volatile in the past and may continue to be volatile.
      The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended December 31, 2004, the price of our common stock ranged from $7.27 to $4.39 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results or changes in financial estimates or recommendations by securities analysts, as well as any of the other risk factors described above.
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

      The Internet Tax Freedom Act, or ITFA, which Congress extended until November 2007, among other things, imposed a moratorium on discriminatory taxes on electronic commerce. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.
Special Note Regarding Forward-Looking Statements
      We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	the future development and growth of, and opportunities for, premium digital audio and video content online;

•	anticipated effects of the increased adoption of broadband on consumers use and purchase of digital media over the Internet;

•	competition from existing and new competitors in each of our markets, and our ability to compete with such competitors;

•	anticipated future competitive activities of Apple and Microsoft, and the anticipated results of those activities;

•	the continued growth of our total revenues in 2005;

•	anticipated fluctuation in our online content subscriber base and revenue;

•	our costs of service revenue and its impact on our gross margins;

•	anticipated fluctuations in our revenue and cost of service revenue;

•	anticipated future increases in our sales and marketing expenses;

•	anticipated effects of potential content acquisition transactions;

•	the impact of our interest in MusicNet on our operating results;

•	our future activities under our stock repurchase program;

•	future capital needs and capital expenditures;

•	the future impact of a sudden change in market interest rates on our operating results and cash flows;

•	the impact and duration of current litigation in which we are involved, including our suit with Microsoft for alleged antitrust violations;

•	the impact of SFAS 123R on our consolidated statements of operations;

•	the likelihood of, and the likely effect and costs of, potential future litigation involving us;

•	anticipated consolidation and strategic partnering activities in our markets; and

•	potential future charges relating to excess facilities, impairment of assets and reduction in value of investments.
      You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Factors That May Affect Our Business, Future Operating Results and Financial Condition” and elsewhere in our Annual Report on Form 10-K.
      We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Factors That May Affect Our Business, Future Operating Results and Financial Condition” and elsewhere in our Annual Report on Form 10-K could materially and adversely affect our business, financial condition and operating results. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.
      Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy guidelines. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a falling rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the year ended December 31, 2004.
      The table below presents the amounts related to weighted average interest rates and contractual maturities of our short-term investment portfolio at December 31, 2004 (dollars in thousands):

	Weighted	Expected Maturity
	Average	Dates
	Interest			Amortized	Estimated
	Rate	2005	2006	Cost	Fair Value

Short-term investments:
U.S. Government agency securities	2.97%	$134,534	$10,000	$144,534	$144,195

Total short-term investments	2.97%	$134,534	$10,000	$144,534	$144,195

      Investment Risk. As of December 31, 2004, we had investments in voting capital stock of both publicly- and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Based upon an evaluation of the facts and circumstances during 2004 and 2003, we determined that an other-than-temporary impairment had occurred on one investment in 2004 and two of our investments in 2003. Impairment charges have been recorded to reflect these investments at fair value. Impairment charges of $0.5 million and $0.4 million were recognized in 2004 and 2003, respectively. Equity price fluctuations of plus or minus 10% of prices at December 31, 2004 would have had an approximate $3.3 million impact on the value of our investments in publicly traded companies at December 31, 2004, related primarily to our investment in a publicly traded Japanese company.
      Foreign Currency Risk. We conduct business internationally in several currencies. As such, we are exposed to adverse movements in foreign currency exchange rates.
      Our exposure to foreign exchange rate fluctuations arise in part from: (1) translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation; (2) the re-measurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes; and (3) non-U.S. dollar denominated sales to foreign customers.
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
      Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the years ended December 31, 2004, 2003 and 2002.
      At December 31, 2004, we had the following foreign currency contracts outstanding (in thousands):

		Contract
	Contract Amount	Amount
	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP)780	$1,502	$(1)
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR)2,650	$3,527	$(88)
Japanese Yen (“YEN”) (contracts to receive YEN/pay US$)	(YEN)123,000	$1,168	$27
      At December 31, 2003, we had the following foreign currency contracts outstanding (in thousands):

		Contract
	Contract Amount	Amount
	(Local Currency)	(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP)1,100	$1,926	$34
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR)2,150	$2,648	$(48)
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN)295,200	$2,749	$(2)
      All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.

Item 8.	Financial Statements and Supplementary Data
REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$363,621	$373,593
Trade accounts receivable, net of allowances for doubtful accounts and sales returns of $3,286 in 2004 and $2,858 in 2003	14,501	10,618
Prepaid expenses and other current assets	8,196	8,879

Total current assets	386,318	393,090

Equipment and leasehold improvements, at cost:
Equipment and software	45,324	37,110
Leasehold improvements	25,015	26,085

Total equipment and leasehold improvements	70,339	63,195
Less accumulated depreciation and amortization	41,508	33,258

Net equipment and leasehold improvements	28,831	29,937

Restricted cash equivalents	20,151	19,953
Notes receivable from related parties	106	771
Equity investments	36,588	34,577
Other assets	2,908	4,069
Goodwill, net of accumulated amortization of $95,529 in 2004 and 2003	119,217	97,477
Other intangible assets, net of accumulated amortization of $4,608 in 2004 and $615 in 2003	8,383	1,065

Total assets	$602,502	$580,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,219	$6,865
Accrued and other liabilities	50,033	39,400
Deferred revenue, excluding non-current portion	30,307	31,186
Accrued loss on excess office facilities and content agreement, excluding non-current portion	8,160	4,960

Total current liabilities	98,719	82,411

Deferred revenue, excluding current portion	548	4,561
Accrued loss on excess office facilities and content agreement, excluding current portion	19,017	24,099
Deferred rent	3,413	3,382
Convertible debt	100,000	100,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value Authorized 1,000,000 shares; issued and outstanding 170,626 shares in 2004 and 164,197 shares in 2003	171	164
Additional paid-in capital	668,752	639,369
Note receivable from shareholder	(10)	(58)
Deferred stock compensation	(147)	(620)
Accumulated other comprehensive income	14,589	7,184
Accumulated deficit	(302,550)	(279,553)

Total shareholders’ equity	380,805	366,486

Total liabilities and shareholders’ equity	$602,502	$580,939

See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net revenue(A)	$266,719	$202,377	$182,679
Cost of revenue(B)	92,207	68,343	50,269
Loss on content agreement	4,938	—	—

Gross profit	169,574	134,034	132,410

Operating expenses:
Research and development (excluding non-cash stock-based compensation, included below, of $459 for 2004, $967 for 2003 and $1,328 for 2002)	51,607	46,763	48,186
Sales and marketing	96,779	77,335	73,928
General and administrative (excluding non-cash stock-based compensation, included below, of $236 for 2004 and $153 for 2003)	31,302	21,007	19,820
Antitrust litigation	11,048	1,574	—
Loss on excess office facilities	866	7,098	17,207
Personnel reduction and related charges	—	—	3,595
Stock-based compensation	695	1,120	1,328

Total operating expenses	192,297	154,897	164,064

Operating loss	(22,723)	(20,863)	(31,654)

Other income (expense):
Interest income, net	4,452	4,251	7,483
Equity in net loss of MusicNet	(4,351)	(5,378)	(6,324)
Impairment of equity investments	(450)	(424)	(5,103)
Other income	597	1,107	3,217

Other income (expense), net	248	(444)	(727)

Net loss before income taxes	(22,475)	(21,307)	(32,381)
Income tax provision	(522)	(144)	(5,972)

Net loss	$(22,997)	$(21,451)	$(38,353)

Basic and diluted net loss per share	$(0.14)	$(0.13)	$(0.24)
Shares used to compute basic and diluted net loss per Share	168,907	160,309	159,365
Comprehensive loss:
Net loss	$(22,997)	$(21,451)	$(38,353)
Unrealized gain (loss) on investments:
Unrealized holding gains (losses), net of tax	7,557	8,035	(55,900)
Adjustments for gains reclassified to net loss	(53)	(56)	(1,705)
Foreign currency translation gains (losses)	(99)	259	88

Comprehensive loss	$(15,592)	$(13,213)	$(95,870)

(A) Components of net revenue:
License fees	$71,706	$61,970	$72,753
Service revenue	195,013	140,407	109,926

	$266,719	$202,377	$182,679

(B) Components of cost of revenue:
License fees	$28,206	$9,917	$6,865
Service revenue	64,001	58,426	43,404

	$92,207	$68,343	$50,269

See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(22,997)	$(21,451)	$(38,353)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	695	1,120	1,328
Depreciation and amortization of equipment, leasehold improvements and other intangible assets	14,643	11,250	11,760
Impairment of equity investments	450	424	5,103
Equity in net losses of equity method investments	4,351	5,378	6,790
Gain on sale of equity investments	(561)	(824)	(2,348)
Accrued loss on excess office facilities	(4,799)	3,009	13,498
Accrued loss on content agreement	2,917	—	—
Deferred income taxes	—	—	5,585
Other	1,592	381	567
Changes in certain assets and liabilities:
Trade accounts receivable	(3,314)	(4,267)	(914)
Prepaid expenses and other current assets	1,258	164	(27)
Accounts payable	3,577	(1,024)	(2,532)
Accrued and other liabilities	12,810	5,700	965
Deferred revenue	(3,599)	(8,649)	(2,210)

Net cash provided by (used in) operating activities	7,023	(8,789)	(788)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(10,018)	(9,065)	(6,264)
Purchases of short-term investments	(293,560)	(311,367)	(524,817)
Sales and maturities of short-term investments	324,512	322,742	578,012
Additions to and purchases of long-term equity investments	—	(3,266)	(6,550)
Purchases of intangible and other assets	(4,839)	—	—
Proceeds from repayments of notes receivable	—	85	—
Increase in restricted cash equivalents	(198)	(2,488)	—
Proceeds from sale of long-term equity investments	572	1,237	3,312
Payment of acquisition costs, net of cash acquired	(10,477)	(20,257)	(2,422)

Net cash provided by (used in) investing activities	5,992	(22,379)	41,271

Cash flows from financing activities:
Proceeds from sale of convertible debt, net of offering costs of $3,037	—	96,963	—
Net proceeds from sales of common stock and exercise of stock options and warrants	8,489	10,166	7,741
Repurchase of common stock	—	—	(30,728)

Net cash provided by (used in) financing activities	8,489	107,129	(22,987)

Effect of exchange rate changes on cash	(106)	288	101

Net increase in cash and cash equivalents	21,398	76,249	17,597
Cash and cash equivalents at beginning of year	198,028	121,779	104,182

Cash and cash equivalents at end of year	$219,426	$198,028	$121,779

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$415	$683	$352
Supplemental disclosure of non-cash financing and investing activities:
Common stock and options to purchase common stock issued in business combinations	$20,901	$19,376	$1,004
Accrued acquisition costs and contingent consideration	$—	$1,649	$—
Payable for repurchase of common stock	$—	$—	$216
See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Notes		Accumulated
	Common Stock		Additional	Receivable	Deferred	Other		Total
			Paid-In	from	Stock	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Shareholders	Compensation	Income (Loss)	Deficit	Equity

	(In thousands)
Balances at December 31, 2001	159,844	$160	$628,919	$—	$(914)	$56,463	$(219,749)	$464,879
Common stock issued for:
Exercise of options and Employee Stock Purchase Plan	4,175	4	7,737	—	—	—	—	7,741
Business combination	374	—	2,488	—	(1,484)	—	—	1,004
Amortization of deferred stock compensation	—	—	—	—	1,328	—	—	1,328
Repurchase of common stock	(6,712)	(6)	(29,594)	—	—	—	—	(29,600)
Unrealized loss on investments, net of tax	—	—	—	—	—	(55,900)	—	(55,900)
Adjustments for gains reclassified to net loss	—	—	—	—	—	(1,705)	—	(1,705)
Translation adjustment	—	—	—	—	—	88	—	88
Other	—	—	283	—	—	—	—	283
Net loss	—	—	—	—	—	—	(38,353)	(38,353)

Balances at December 31, 2002	157,681	158	609,833	—	(1,070)	(1,054)	(258,102)	349,765
Common stock issued for:
Exercise of options and Employee Stock Purchase Plan	2,715	2	10,164	—	—	—	—	10,166
Business combination	3,801	4	19,372	—	(670)	—	—	18,706
Notes receivable acquired in business combination	—	—	—	(83)	—	—	—	(83)
Amortization of deferred stock compensation	—	—	—	—	1,120	—	—	1,120
Repayment of notes receivable from shareholders	—	—	—	25	—	—	—	25
Unrealized gain on investments, net of tax	—	—	—	—	—	8,035	—	8,035
Adjustments for gains reclassified to net loss	—	—	—	—	—	(56)	—	(56)
Translation adjustment	—	—	—	—	—	259	—	259
Net loss	—	—	—	—	—	—	(21,451)	(21,451)

Balances at December 31, 2003	164,197	164	639,369	(58)	(620)	7,184	(279,553)	366,486
Common stock issued for:
Exercise of options and Employee Stock Purchase Plan	3,423	4	8,485	—	—	—	—	8,489
Business combination	3,007	3	20,898	—	(222)	—	—	20,679
Notes receivable retired	(8)	—	(41)	48	—	—	—	7
Amortization of deferred stock compensation	—	—	—	—	695	—	—	695
Shares issued for Director payment	7	—	41	—	—	—	—	41
Unrealized gain on investments, net of tax	—	—	—	—	—	7,557	—	7,557
Adjustments for gains reclassified to net loss	—	—	—	—	—	(53)	—	(53)
Translation adjustment	—	—	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	—	—	(22,997)	(22,997)

Balances at December 31, 2004	170,626	$171	$668,752	$(10)	$(147)	$14,589	$(302,550)	$380,805

See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2004, 2003 and 2002

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
      Inherent in the Company’s business are various risks and uncertainties, including its limited history of certain of its product and service offerings and the limited history of premium subscription services on the Internet. The Company’s success will depend on the acceptance of the Company’s technology and services and the ability to generate related revenue.
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
      The Company has classified as available-for-sale all marketable debt and equity securities for which there is a determinable fair market value and there are no restrictions on the Company’s ability to sell within the next 12 months. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). The cost basis for determining realized gains and losses on available-for-sale securities is determined using the specific identification method.
      D. Other Investments. The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence and the related securities do not have a quoted market price.
      The Company’s investment in MusicNet, Inc. (MusicNet) is accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of MusicNet’s earnings or net loss is included in the Company’s consolidated operating results. Because the Company has loaned MusicNet funds and based on the nature of the loans, the Company has concluded the loans represent in-substance common stock. Therefore, the Company recorded more than its relative ownership share of MusicNet’s net losses.
      E. Fair Value of Financial Instruments. At December 31, 2004, the Company had the following financial instruments: cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities and convertible debt. The carrying value of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The fair value of convertible debt, which has a carrying value of $100 million, was approximately $99.1 million and $89.1 million at December 31, 2004 and 2003, respectively.
      F. Revenue Recognition. The Company recognizes revenue in connection with its software products pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Some of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenue from these arrangements are generally accounted for separately from new software license revenue because the

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
arrangements qualify as service transactions as defined in SOP 97-2. Revenue for consulting services is generally recognized as the services are performed.
      If the Company provides consulting services that are considered essential to the functionality of the software products, both the software product revenue and services revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1. “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Revenue from these arrangements is recognized under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor hours.
      For transactions not falling under the scope of SOP 97-2, the Company’s revenue recognition policies are in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” and the FASB’s Emerging Issues Task Force Issue No. 00-21. SAB 104 was issued on December 17, 2003 and supercedes SAB 101, “Revenue Recognition.” The adoption of SAB 104 did not materially affect the Company’s revenue recognition policies, its results of operations, financial position or cash flows.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Fees generated from advertising appearing on the Company’s websites, and from advertising included in the Company’s products are recognized as revenue over the terms of the contracts. The Company may guarantee a minimum number of advertising impressions, click-throughs or other criteria on the Company’s websites or products for a specified period. The Company recognizes the corresponding revenue as the delivery of the advertising occurs.
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
      At December 31, 2004, the Company had four stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net loss, as reported	$(22,997)	$(21,451)	$(38,353)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	695	1,120	1,328
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,227)	(33,899)	(77,781)

Pro forma net loss	$(43,529)	$(54,230)	$(114,806)

Net loss per share:
Basic and diluted — as reported	$(0.14)	$(0.13)	$(0.24)
Basic and diluted — pro forma	(0.26)	(0.34)	(0.72)
      I. Advertising Expenses. The Company expenses the cost of advertising and promoting its products as incurred. Such costs are included in sales and marketing expense and totaled $13.0 million in 2004, $6.2 million in 2003 and $3.8 million in 2002.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In connection with SFAS 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test which would require the Company to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. As of January 1, 2002, the second step was not required as the implied fair value of the Company’s reporting units exceeded their respective carrying amounts. In the fourth quarters of 2004, 2003 and 2002, the Company performed a similar test to that described above, in connection with its annual impairment test required under SFAS 142 and, again, the implied fair value of the reporting units exceeded their respective carrying amounts and the Company was not required to recognize an impairment loss.
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
      L. Trade Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on analysis of historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and specified other balances are reviewed individually for collectibility. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2004, one international customer accounted for approximately 12% total trade accounts receivable. As of December 31, 2003, one international customer accounted for 20% of total trade accounts receivable. No one customer accounted for more than 10% of total trade accounts receivable at December 31, 2002.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following foreign currency contracts were outstanding and recorded at fair value (in thousands):

				Contract
	Contract Amount			Amount
December 31, 2004	(Local Currency)			(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP	)	780	$1,502	$(1)
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR	)	2,650	$3,527	$(88)
Japanese Yen (“YEN”) (contracts to receive YEN/pay US$)	(YEN	)	123,000	$1,168	$27

				Contract
	Contract Amount			Amount
December 31, 2003	(Local Currency)			(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP	)	1,100	$1,926	$34
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR	)	2,150	$2,648	$(48)
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN	)	295,200	$2,749	$(2)
      No derivative instruments which were designated as hedges for accounting purposes were outstanding at December 31, 2004 and 2003.
      N. Net Loss Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in 2004, 2003 and 2002, basic and diluted net loss per share are the same for those periods. Potentially dilutive securities outstanding were not included in the computation of diluted net loss per common share because to do so would have been anti-

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dilutive. The share count used to compute basic and diluted net loss per share is calculated as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Weighted average shares outstanding	169,056	160,580	159,739
Less restricted shares	149	271	374

Shares used to compute basic and diluted net loss per share	168,907	160,309	159,365

      Potentially dilutive securities for the year ended December 31, 2004 included options to purchase approximately 35.5 million common shares with a weighted average exercise price of $7.13 per share and approximately 10.8 million contingently issuable common shares related to convertible debt described in Note 10. Potentially dilutive securities for the year ended December 31, 2003 included options to purchase approximately 36.6 million common shares with a weighted average exercise price of $7.05 per share and approximately 10.8 million contingently issuable common shares related to convertible debt. Potentially dilutive securities for the year ended December 31, 2002 included options to purchase approximately 34.6 million common shares with a weighted average exercise price of $7.23 per share.
      O. Comprehensive Income (Loss). The Company’s comprehensive loss for 2004, 2003 and 2002 consisted of net loss, unrealized gains (losses) on marketable securities and the gross amount of foreign currency translation gains (losses). The tax effect of the foreign currency translation gains (losses) and unrealized gains (losses) on investments has been taken into account if applicable.
      The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,

	2004	2003

Unrealized gains on investments, including taxes of $16,916 in 2004 and 2003	$14,905	$7,401
Foreign currency translation adjustments	(316)	(217)

	$14,589	$7,184

      P. Foreign Currency. The Company considers the functional currency of its foreign subsidiaries to be the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as translation adjustment and included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2004, 2003 and 2002.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
January 1, 2002. The adoption of SFAS 144 did not affect the Company’s consolidated financial statements.
      In accordance with SFAS 144, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated.
      Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Factors the Company considers important which could trigger an impairment review include the following:

•	poor economic performance relative to historical or projected future operating results;

•	significant negative industry, economic or company specific trends;

•	changes in the manner of our use of the assets or the plans for our business; and

•	loss of key personnel.
      An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
      S. Reclassifications. Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.
      T. New Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the quarter ending September 30, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” (Note 1 H) for the pro forma net loss and net loss per share amounts, for 2004, 2003 and 2002, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a material impact on the consolidated statements of operations and comprehensive income (loss) and net income (loss) per share.
Note 2. Cash and Cash Equivalents and Short-Term Investments
      The Company considers all short-term investments as available-for-sale. Accordingly, these investments are carried at fair value which is based on quoted market prices. The Company had net unrealized losses on short-term investments of approximately $0.3 million at December 31, 2004 and net unrealized gains of approximately $0.1 million at December 31, 2003. All short-term investments have remaining contractual maturities of two years or less.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2004	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$4,613	$—	$—	$4,613
Money market mutual funds	63,245		—	63,245
Corporate notes & bonds	74,806	—	—	74,806
U.S. Government agency securities	76,762	—	—	76,762

Total cash and cash equivalents	219,426	—	—	219,426

Short-term investments:
U.S. Government agency securities	144,534	—	(339)	144,195

Total short-term investments	144,534	—	(339)	144,195

Total cash, cash equivalents and short-term investments	$363,960	$—	$(339)	$363,621

Restricted cash equivalents	$20,151	$—	$—	$20,151

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2003	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$1,105	$—	$—	$1,105
Money market mutual funds	196,923			196,923

Total cash and cash equivalents	198,028	—	—	198,028

Short-term investments:
Corporate notes & bonds	502	—	—	502
U.S. Government agency securities	174,984	92	(13)	175,063

Total short-term investments	175,486	92	(13)	175,565

Total cash, cash equivalents and short-term investments	$373,514	$92	$(13)	$373,593

Restricted cash equivalents	$19,953	$—	$—	$19,953

      At December 31, 2004, restricted cash equivalents represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters, (c) cash equivalents of $2.8 million pledged as collateral against minimum payments in connection with a contract for services, and (d) $0.1 million pledged as collateral in connection with credit agreements with certain financial institutions.
      Realized gains or losses on sales of available-for-sale securities for 2004, 2003 and 2002 were not significant.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agency securities	$134,203	(331)	9,992	(8)	144,195	(339)

Total	$134,203	(331)	9,992	(8)	144,195	(339)

      Market values were determined for each individual security in the investment portfolio. The declines in value of these investments is primarily related to changes in interest rates and are considered to be temporary in nature.
      The contractual maturities of available-for-sale debt securities at December 31, 2004 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Within one year	$134,534	$134,203
Between one year and two years	10,000	9,992

Short-term investments	$144,534	$144,195

Note 3.	Notes Receivable from Related Parties and Shareholder
      Notes receivable from related parties are carried at the estimated net realizable value and consist of cash loans made in 2000 by Listen.com, Inc. (Listen), a company acquired by RealNetworks in 2003 (See Note 4), to certain former officers of Listen. The notes are limited recourse and bear interest at rates ranging from 6.13% to 6.60% and are due between February 2005 and September 2005.
      Note receivable from shareholder is carried at the net realizable value and consists of a full recourse note issued as consideration for the exercise of Listen stock options by an individual that was an employee of the Company through December 2004 and was an employee of Listen at the date of issuance of the note receivable. The note bears interest at a rate of 5.28% and is due seven years from the date of issuance.

Note 4.	Business Combinations: Goodwill & Intangible Assets

A. Business Combination in 2004.
      On January 30, 2004, the Company acquired all of the outstanding securities of GameHouse, Inc. (GameHouse) in exchange for approximately $9.1 million in cash payments, including an estimated future payment of $0.1 million to cover certain tax obligations of the selling shareholders, and 3.0 million shares and options to acquire 0.3 million shares of RealNetworks common stock valued at approximately $20.9 million. The value assigned to the stock portion of the purchase price was $6.40 per share based on the average closing price of RealNetworks’ common stock for the five days beginning two days prior to and ending two days after January 26, 2004 (the date of the Agreement and Plan of Merger). Options issued were valued based on the Black-Scholes options pricing model. Included in the purchase price is $0.4 million in acquisition-related expenditures consisting primarily of professional fees. Certain former GameHouse shareholders are eligible to receive up to $5.5 million over a four-year period, payable in cash

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or, at the Company’s discretion, in RealNetworks common stock valued in that amount provided they remain employed by RealNetworks during such period. In addition, the Company may be obligated to pay up to $1.0 million over a four-year period to certain GameHouse employees in the form of a management incentive plan. Such amounts are not included in the aggregate purchase price and, to the extent earned, are being recorded as compensation expense over the related employment periods.
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

      The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values by a third-party appraisal as summarized below. The respective estimated fair values were determined as of the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $21.9 million. Goodwill in the amount of $21.9 million is not deductible for tax purposes. Pro forma results are not presented, as they are not material to the Company’s overall financial statements.
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

B. Business Combination in 2003.
      In August 2003, the Company acquired all of the outstanding securities of Listen in exchange for approximately $18.8 million in cash payments, including a $1.5 million payment made in January 2004 based on the achievement of a specified milestone, and 3.8 million shares and 0.4 million options to acquire shares of RealNetworks common stock valued at $19.4 million. The value assigned to the stock portion of the purchase price was $4.72 per share based on the average closing price of RealNetworks’ common stock for the five days beginning two days prior to and ending two days after April 21, 2003 (the date of the Agreement and Plan of Merger and Reorganization). Options issued were valued based on the

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Black-Scholes options pricing model. Included in the purchase price is $0.7 million in acquisition-related expenditures consisting primarily of professional fees. In addition, as of the acquisition date, RealNetworks had invested $7.3 million in Listen in the form of convertible promissory notes that became a part of the purchase consideration. The cash balance at Listen on the acquisition date was $4.9 million. As part of the acquisition, a management incentive plan was established whereby certain employees of Listen could be entitled over a two-year period to receive payments in cash or stock having a value of up to $3.0 million.
      Listen operates an on-demand and premium, commercial-free music subscription service for which it charges monthly subscription fees. It also provides its subscribers with the ability to copy or “burn” music to compact discs for which it charges a per-track fee. The Company believes that combining the services of Listen with the Company’s digital music assets and distribution network will enable the Company to create a compelling digital music experience. The results of Listen’s operations are included in the Company’s consolidated financial statements since the date of acquisition.
      A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$18,754
Fair value of RealNetworks common stock and options issued	19,376
Convertible notes receivable converted upon acquisition	7,300
Direct acquisition costs	735

Total	$46,165

      The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective fair values were determined by a third party appraisal at the acquisition date. Goodwill in the amount of $37.4 million is not deductible for tax purposes.
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

	Year Ended December 31,

	2003	2002

Revenue	$205,054	$183,352
Net loss	(29,604)	(57,463)
Net loss per share	$(0.18)	$(0.35)

C. Business Combination in 2002.
      In April 2002, the Company acquired, for cash and common stock valued at approximately $5.1 million, a privately held company engaged in the business of developing Internet media software and technology. The acquisition was accounted for as a purchase transaction and, accordingly, RealNetworks’ results include the results for the acquired company since the transaction date. Goodwill of $2.3 million and acquired technology of $0.9 million were recorded as a result of the acquisition. The Company had previously made an equity investment in the acquired company and its investment balance at the time of the acquisition was included in the purchase price allocation. Pro forma results are not presented, as they are not material to the Company’s overall financial statements. Certain former shareholders of the acquired company are eligible to receive additional cash and common stock valued at approximately $3.1 million over a thirty-month period provided that they remain employed by RealNetworks during such period. These costs are being recognized as compensation cost over the related employment period.

D. Goodwill, Acquisition Charges and Stock-Based Compensation.
      During the years ended December 31, 2004, 2003 and 2002, the Company conducted its annual impairment testing. Based upon the Company’s annual analysis, there was no impairment of goodwill during 2004, 2003 or 2002. As of December 31, 2004, other intangible assets acquired in business combinations consisted of acquired technology, tradenames, patents, and subscriber and distribution agreements. Amortization expense related to these assets was $3.6 million, $0.7 million and $0.3 million in 2004, 2003 and 2002, respectively and was $0.4 million in 2004 related to purchased intangible assets. Amortization expense related to acquired and purchased intangible assets is estimated to be $4.4 million, $1.6 million, $1.2 million, $0.8 million and $0.4 million in 2005, 2006, 2007, 2008 and 2009, respectively.

Note 5.	Other Investments
      RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. The Company’s investments in publicly traded companies are available for sale, carried at current market value and are classified as long-term. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2004 and 2003, the Company determined that other-than-temporary declines in fair value had occurred in three of its investments resulting in impairment charges of $0.5 million related to one of its investments in 2004 and $0.4 million related to two of its publicly traded investments in 2003 to reflect changes in the fair

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of these investments in the results of operations. Based upon an evaluation of the facts and circumstances during 2002, the Company determined that other-than-temporary declines in fair value had occurred in two of its privately-held investments and three of its publicly traded investments resulting in impairment charges of $5.1 million.
      The effects of these impairments on cost and carrying value are incorporated into the values below. A summary of the investments is as follows (in thousands):

	December 31,

	2004	2003

Privately held investments
Cost	$39,571	$39,571
Carrying value	3,403	9,292
Publicly traded investments
Cost	1,034	1,046
Carrying value	$33,185	$25,285
      Privately held investments include investments accounted for using the cost and equity methods.
      As of December 31, 2004, the Company owned marketable equity securities of J-Stream, Inc., a Japanese digital media services company. The Company owns approximately 14% of the outstanding shares and this investment is accounted for as an available-for-sale security. The market value of these shares has significantly increased from the Company’s original cost of approximately $1.0 million, resulting in a carrying value $33.1 million and $25.1 million as of December 31, 2004 and 2003, respectively. The increase over the Company’s cost basis, net of tax effects, is reflected as a component of accumulated other comprehensive income (loss). During the year ended December 31, 2002, the Company sold portions of its holdings recognizing a gain of $2.4 million which was reclassified from accumulated other comprehensive income (loss) to net loss. There were no similar gains or losses in 2004 or 2003. The fair value of the Company’s investment increased by $8.0 million and $7.8 million during the year ended December 31, 2004 and 2003, respectively. This increase is reflected as a component of other comprehensive loss. The market for this company’s shares is relatively limited and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude can be realized through the disposition of these shares.

Note 6.	Investment in MusicNet
      In 2001, the Company announced the formation of MusicNet, Inc. (MusicNet), a joint venture with several media companies to create a platform for online music subscription services. MusicNet, which previously was a subsidiary of the Company, issued additional shares of capital stock in April and July 2001 reducing the Company’s ownership interest. The Company’s investment in MusicNet is accounted for under the equity method of accounting. As a result, the Company records in its statement of operations its equity share of MusicNet’s net loss, which was a loss of $4.4 million for the year ended December 31, 2004. In 2003 and 2002, MusicNet raised additional capital from its investors to fund its business. In connection with this fund raising, the Company contributed additional capital in the amount of $3.0 million and $6.6 million, respectively. The Company received convertible notes, convertible into additional shares of MusicNet capital stock, in exchange for its additional investments. The Company anticipates that MusicNet will continue to incur net losses in the foreseeable future and will require additional funding. Based on the nature and terms of the convertible notes, for the years ended December 31, 2004, 2003 and 2002, for purposes of calculating the Company’s equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis. As a result, the net losses recorded by the Company for the years ended December 31, 2004, 2003 and 2002, represent approximately 36.1% for 2004, 36.9% for 2003 and 37.8% for 2002 of MusicNet’s net loss. As of December 31, 2004, the

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s ownership interest in outstanding shares of capital stock of MusicNet was approximately 24.9% and the carrying value for its investment was $1.1 million. In 2004 and 2003, the Company recognized approximately $0.7 million and $1.1 million, respectively, of revenue related to agreements with MusicNet. In 2002, the Company recognized approximately $1.4 million of revenue related to agreements with MusicNet and was reimbursed $0.2 million for certain administrative services provided to MusicNet on a transitional basis, which has been accounted for as a reduction of related expenses.
      The following unaudited summary financial data does not contemplate the elimination of intercompany transactions. As of and for the years ended December 31, 2004, 2003 and 2002, unaudited financial information for MusicNet is as follows (in thousands):

	December 31

	2004	2003	2002

Total assets	$6,918	$11,154	$17,792
Total liabilities	21,669	14,654	10,863
Net loss	$(12,376)	$(14,877)	$(19,778)

Note 7.	Accrued and Other Liabilities
      The following table summarizes the Company’s accrued and other liabilities (in thousands):

	December 31,

	2004	2003

Employee compensation, commissions and benefits	$11,133	$6,429
Royalties and costs of sales and fulfillment	18,945	18,528
Sales, VAT and other taxes payable	4,307	3,103
Other	15,648	11,340

Total	$50,033	$39,400

Note 8.	Loss on Excess Office Facilities and Content Agreement
      In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. During 2001, the Company re-evaluated its facilities requirements and, as a result, decided to permanently sublet all of this office space. The market for office space in Seattle has significantly declined from the date the Company entered into this lease. As a result, the Company recorded losses of $22.2 million during the year ended December 31, 2001. For the year ended December 31, 2001, these losses represented approximately $15.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income of $38.1 million, and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. The Company’s estimates were based upon many factors including projections of sublease rates and the time period required to locate tenants. During the year ended December 31, 2002, the Seattle real estate market continued to display significant weakness, which is reflected in both increasing vacancy rates and declining rental rates. Based on discussions with prospective tenants, the Company concluded that the excess office facilities are not likely to be sublet at rates used in the original loss estimates. As a result, the Company recorded additional losses of $17.2 million during the year ended December 31, 2002. During 2003, the Company secured an additional tenant at a sublease rate lower than the rate used in previous loss estimates. As a result, the Company adjusted its estimates to reflect the lower lease rate and recorded an additional loss of $7.1 million. The loss estimate as of December 31, 2004 includes $13.1 million of expected future sublease income, of which approximately $7.0 million is committed under current sublease contracts. The Company did not identify any factors which caused it to revise its estimates during the year

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended December 31, 2004. The Company also recorded an accrual for estimated future losses on excess office facilities in its allocation of the Listen purchase price. The Company regularly evaluates the market for office space. If the market for such space declines further in future periods or if the Company is unable to sublease the space based on its current estimates, the Company may have to revise its estimates, which may result in additional losses on excess office facilities. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections.
      During the quarter ended September 30, 2004, the Company leveraged a termination option in its existing lease for the Company’s headquarters building in order to renegotiate the lease. In addition, the Company ceased use of approximately 16,000 square feet of office space, which will be returned to the landlord in May 2005, in accordance with the amended lease agreement. The Company recorded a loss on excess office facilities of approximately $0.9 million related to the expensing of net leasehold improvements and rent for the period between October 1, 2004 and April 30, 2005 related to the excess space the Company vacated as of September 30, 2004.
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
      A summary of activity for the accrued loss on excess office facilities and content agreement is as follows (in thousands):

Accrued loss at December 31, 2001	$12,437
Revisions to estimates in 2002	17,207
Less amounts paid in 2002, net of sublease income	(3,709)

Accrued loss at December 31, 2002	25,935
Revisions to estimates in 2003	7,098
Accrued loss related to Listen	115
Less amounts paid in 2003, net of sublease income	(4,089)

Accrued loss at December 31, 2003	29,059
Less amounts paid in 2004, net of sublease income	(4,925)
Accrued loss on excess office facilities	126
Loss on content agreement initially recorded	4,938
Less amounts paid on content agreement in 2004, net of interest expense	(2,021)

Accrued loss at December 31, 2004	$27,177

Note 9.	Personnel Reduction, Restructuring and Related Charges
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of activity for the personnel reduction, restructuring, and related accrual in 2004, 2003 and 2002 is as follows (in thousands):

		Professional	Office	Tradeshow
	Severance	Services	Closures	Deposits	Total

Accrued amount at December 31, 2001, related to previous staff reduction charges	$142	$122	$41	$—	$305
August 2002 restructuring plan	1,721	395	966	513	3,595
Less amounts paid	(1,702)	(304)	(462)	(513)	(2,981)

Accrued loss at December 31, 2002	161	213	545	—	919
Change in estimate	—	(213)	213	—	—
Less amounts paid	(161)	—	(252)	—	(413)

Accrued loss at December 31, 2003	—	—	506	—	506
Less amounts paid	—	—	(228)	—	(228)

Accrued loss at December 31, 2004	$—	$—	$278	$—	$278

      The accrued loss of $0.3 million at December 31, 2004, is included in accrued and other liabilities on the Company’s consolidated balance sheet.

Note 10.	Convertible Debt
      During 2003, the Company issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of approximately $9.30 if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchaser may require the Company to purchase all or a portion of its notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company has received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and are being amortized over a 5-year period. Interest expense from the amortization of offering costs in the amount of $0.6 million and $0.3 million is recorded in interest income, net for the years ended December 31, 2004 and 2003, respectively. The net proceeds of the issuance are intended to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and working capital requirements.

Note 11.	Shareholders’ Equity
      A. Preferred Stock. Each share of Series A preferred stock entitles the holder to one thousand votes and dividends equal to one thousand times the aggregate per share amount of dividends declared on the common stock. There are no shares of Series A preferred stock outstanding.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Undesignated preferred stock will have rights and preferences that are determinable by the Board of Directors when determination of a new series of preferred stock has been established.
      B. Shareholder Rights Plan. On October 16, 1998, the Company’s board of directors declared a dividend of one preferred share purchase right (Right) in connection with its adoption of a Shareholder Rights Plan dated December 4, 1998, for each outstanding share of the Company’s common stock on December 14, 1998 (Record Date). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights will not immediately be exercisable and detachable from the common stock. The Rights will become exercisable and detachable only following the acquisition by a person or a group of 15 percent or more of the outstanding common stock or ten days following the announcement of a tender or exchange offer for 15 percent or more of the outstanding common stock (Distribution Date). After the Distribution Date, each Right will entitle the holder to purchase for $37.50 (Exercise Price), a fraction of a share of the Company’s Series A preferred stock with economic terms similar to that of one share of the Company’s common stock. Upon a person or a group acquiring 15 percent or more of the outstanding common stock, each Right will allow the holder (other than the acquirer) to purchase common stock or securities of the Company having a then current market value of two times the Exercise Price of the Right. In the event that following the acquisition of 15 percent of the common stock by an acquirer, the Company is acquired in a merger or other business combination or 50 percent or more of the Company’s assets or earning power are sold, each Right will entitle the holder to purchase for the Exercise Price, common stock or securities of the acquirer having a then current market value of two times the Exercise Price. In certain circumstances, the Rights may be redeemed by the Company at a redemption price of $0.0025 per Right. If not earlier exchanged or redeemed, the Rights will expire on December 4, 2008.
      C. Stock Option Plan. The Company has four stock option plans (Plans) to compensate employees for past and future services and had reserved approximately 79.4 million shares of common stock for option grants under the Plans. Generally, options vest based on continuous employment, over a five-year period. The options expire twenty years from the date of grant and are exercisable at the fair market value of the common stock at the grant date.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock option related activity is as follows (in thousands, except per share data):

		Options Outstanding
	Shares			Weighted
	Available		Weighted	Average Fair
	for	Number of	Average	Value-
	Grant	Shares	Exercise Price	Grants

Balance at December 31, 2001	17,789	36,903	$7.71
New plan	750	—	—
Options granted	(7,476)	7,476	4.42	$3.01
Options exercised	—	(3,657)	1.71
Options canceled	6,135	(6,135)	10.04

Balance at December 31, 2002	17,198	34,587	7.23
Options granted at or above common stock price	(9,122)	9,122	5.70	3.27
Options granted below common stock price	(377)	377	1.81	4.03
Options exercised	—	(2,352)	3.72
Options canceled	5,090	(5,090)	7.01

Balance at December 31, 2003	12,789	36,644	7.05
Options granted at or above common stock price	(9,130)	9,130	5.78	2.78
Options granted below common stock price	(321)	321	1.32	4.40
Options exercised	—	(3,103)	2.20
Options canceled	7,515	(7,515)	6.90

Balance at December 31, 2004	10,853	35,477	$7.13

      The fair value of options granted was determined using the Black-Scholes model. The following weighted average assumptions were used to perform the calculations:

	Years Ended
	December 31,

	2004	2003	2002

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.54%	2.13%	2.89%
Expected life (years)	4.4	4.2	5.3
Volatility	59%	80%	95%

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004 (in thousands, except per share data):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.02 — $ 3.69	1,899	13.51	$1.70	1,604	$1.51
$ 3.70 — $ 3.76	2,589	17.53	3.76	1,152	3.76
$ 3.87 — $ 5.75	5,373	18.52	5.16	964	4.87
$ 5.86 — $ 5.99	4,701	18.43	5.91	1,269	5.93
$ 6.00 — $ 6.12	4,169	18.69	6.20	1,010	6.12
$ 6.13 — $ 7.21	3,046	18.13	6.73	661	6.72
$ 7.22 — $ 7.22	9,291	16.61	7.22	8,374	7.22
$ 7.25 — $10.56	2,470	14.39	9.08	2,135	9.10
$11.00 — $46.19	1,939	14.92	25.01	1,749	25.85

	35,477	17.17	$7.13	18,918	$8.18

      As of December 31, 2003 there were approximately 19.5 million exercisable options outstanding with a weighted average exercise price of $7.73. At December 31, 2002 there were approximately 16.4 million exercisable options outstanding with a weighted average exercise price of $7.50.
      D. Employee Stock Purchase Plan. Effective January 1998, the Company adopted an Employee Stock Purchase Plan (ESPP), and has reserved 4 million shares of common stock for issuance under the ESPP. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85 percent of the fair market value of the common stock at the beginning or end of the respective semi-annual offering periods. There were approximately 0.3 million, 0.4 million and 0.4 million shares purchased under the ESPP during 2004, 2003 and 2002, respectively. The weighted average fair value of the employee stock purchase rights was $1.95, $2.22 and $2.10 in 2004, 2003 and 2002, respectively. The following weighted average assumptions were used to perform the calculation:

	Years Ended
	December 31,

	2004	2003	2002

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.29%	1.13%	2.00%
Expected life (years)	0.5	0.5	0.5
Volatility	61%	70%	95%
      E. Repurchase of Common Stock. The Company’s Board of Directors has authorized the repurchase of up to $50 million of the Company’s outstanding common stock. Any purchases of common stock under the share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. From the inception of the repurchase program through December 31, 2004, the Company had repurchased approximately 9.1 million shares at an average cost of $4.64 per share, for a total cost of $42.4 million. No shares were repurchased in 2004 or 2003.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Income Taxes
      The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

U.S. operations	$(24,300)	$(22,318)	$(33,645)
Foreign operations	1,825	1,011	1,264

	$(22,475)	$(21,307)	$(32,381)

      The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current:
U.S. Federal	$—	$—	$—
State and local	—	(130)	—
Foreign	522	274	387

Total current	522	144	387
Deferred:
U.S. Federal	—	—	5,585

	$522	$144	$5,972

      Income tax expense (benefit) differs from “expected” income tax expense (benefit) (computed by applying the U.S. Federal income tax rate of 35 percent in 2004, 2003 and 2002) as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

US federal tax benefit at statutory rate	$(7,866)	$(7,457)	$(11,333)
Nondeductible stock compensation	243	392	465
Change in valuation allowance for deferred tax assets	10,409	9,747	17,553
Research and development credit and other	(2,264)	(2,538)	(713)

	$522	$144	$5,972

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences and operating loss carryforwards that give rise to significant portions of net deferred tax assets are comprised of the following (in thousands):

	December 31,

	2004	2003

Deferred tax assets
Net operating loss carryforwards	$171,370	$158,379
Net operating loss carryforwards — Section 382 limited	24,502	24,502
Net operating loss carryforwards — SRLY limited	10,382	10,382
Research and development credit carry forwards	19,069	18,193
Accrual for loss on excess office facilities, not currently taken for tax purposes	8,704	10,432
Deferred revenue	2,471	5,844
Tax benefit of MusicNet loss	7,136	5,569
Net unrealized losses on investments	—	2,890
Capital loss carryforwards	5,030	4,646
Deferred expenses	5,613	3,785
Other	4,787	3,526

Gross deferred tax assets	259,064	248,148
Less valuation allowance	(256,628)	(246,219)

	2,436	1,929
Deferred tax liabilities
Prepaid expenses	(2,377)	(1,929)
Net unrealized gains on investments	(59)	—

Net deferred tax assets	$—	$—

      The Company’s net operating losses totaled $573 million and $537 million at December 31, 2004 and 2003, respectively. Of the total net operating losses, approximately $68 million are subject to limitation under Section 382 of the Internal Revenue Code and approximately $29 million are subject to Separate Return Limitation Year (SRLY) limitations. SRLY net operating losses can only be utilized with taxable income generated from the legal entity that generated the SRLY losses. Substantially all net operating loss carryforwards pertain to the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets, which will be reduced in the period in which the Company realizes a benefit on its tax returns from a reduction of income taxes payable. If realized, the tax benefit of these losses will be accounted for as a credit to shareholders’ equity rather than a reduction to the income tax provision. In addition, in the event that net operating loss carryforwards related to acquisitions are utilized, goodwill will be reduced by approximately $22.5 million. The net operating loss and research and development credit carryforwards begin to expire in 2013 through 2024, if not utilized. Since the Company’s utilization of deferred tax assets depends on future profits, which are not assured, a valuation allowance equal to the gross deferred tax assets has been provided.
      The valuation allowance for deferred tax assets increased by $10.4 million, $22.9 million and $37.2 million for 2004, 2003 and 2002, respectively.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Segment Information
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
      The Company’s customers consist primarily of end users located in the United States and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

United States	$202,574	$147,613	$132,009
Europe	40,222	32,106	27,019
Asia	21,439	19,811	19,685
Rest of the world	2,484	2,847	3,966

Total net revenue	$266,719	$202,377	$182,679

      The Company’s segment revenue is defined as follows:

•	Consumer Products and Services revenue is derived from sales of digital media subscription services, content such as games and music, the Company’s RealPlayer Plus and other related products, sales and distribution of third party software products and services, and advertising. These products and services are sold and provided primarily through the Internet, and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.

•	Business Products and Services revenue is derived from sales of media delivery system software, including Helix system software for both wireline and wireless systems, related authoring and publishing tools, digital rights management technology, support and maintenance services, managed application services and consulting services. These products and services are primarily sold to corporate customers.
      Revenue from external customers by product type is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Consumer Products and Services	$215,739	$143,649	$113,538
Business Products and Services	50,980	58,728	69,141

Total net revenue	$266,719	$202,377	$182,679

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consumer Products and Services revenue is comprised of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Video, consumer software and other	$113,267	$116,394	$104,784
Music	68,190	15,093	960
Games	34,282	12,162	7,794

Total Consumer Products and Services revenue	$215,739	$143,649	$113,538

      Long-lived assets, consisting of equipment and leasehold improvements, goodwill, and other intangible assets, by geographic location are as follows (in thousands):

	December 31,

	2004	2003

United States	$155,844	$127,694
Europe	176	230
Asia/ Rest of the world	411	555

Total	$156,431	$128,479

      At December 31, 2004, net assets in Europe and Asia and the rest of the world were $3.0 million and $3.7 million, respectively.
      Goodwill, net is assigned to the Company’s segments as follows (in thousands):

	December 31,

	2004	2003

Consumer Products and Services	$111,402	$89,662
Business Products and Services	7,815	7,815

Total goodwill, net	$119,217	$97,477

      Reconciliation of segment operating loss to net loss before income taxes for the year ended December 31, 2004 is as follows (in thousands):

	Consumer Products	Business Products	Reconciling
	and Services	and Services	Amounts	Consolidated

Net revenue	$215,739	$50,980	$—	$266,719
Cost of revenue	83,968	8,239	—	92,207
Loss on content agreement	4,938	—	—	4,938

Gross profit	126,833	42,741	—	169,574
Loss on excess office facilities	—	—	866	866
Antitrust litigation	—	—	11,048	11,048
Stock-based compensation	—	—	695	695
Other operating expenses	128,604	51,084	—	179,688

Operating loss	(1,771)	(8,343)	(12,609)	(22,723)
Total non-operating expenses, net	—	—	248	248

Net loss before income taxes	$(1,771)	$(8,343)	$(12,361)	$(22,475)

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company was able to identify historical information for segment cost of revenue and as a result presents net revenue and cost of revenue by segment for the year ended December 31, 2003 as follows (in thousands):

	Consumer Products	Business Products
	and Services	and Services	Consolidated

Net revenue	$143,649	$58,728	$202,377
Cost of revenue	60,726	7,617	68,343

Gross profit	$82,923	$51,111	$134,034

Note 14.	Commitments and Contingencies
      A. Commitments. The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases its office facilities under terms of operating lease agreements expiring through September 2014. The Company also has other contractual obligations expiring over varying time periods into the future. Future minimum payments are as follows (in thousands):

		Other
	Office	Contractual
	Leases	Obligations	Total

2005	$11,269	$10,820	$22,089
2006	11,133	6,684	17,817
2007	10,484	2,420	12,904
2008	10,780	2,330	13,110
2009	11,103	2,330	13,433
Thereafter	31,712	2,330	34,042

Total minimum payments	86,481	26,914	113,395
Less future minimum payments under subleases	(7,260)	—	(7,260)

Net	$79,221	$26,914	$106,135

      Of the total net office lease commitments, $24.3 million is recorded in accrued loss on excess office facilities and content agreement at December 31, 2004. Other contractual obligations primarily relate to minimum contractual payments due to content and other service providers, of which $2.9 million is recorded in accrued loss on excess office facilities and content agreement.
      Rent expense was $7.4 million in 2004, $6.4 million in 2003, and $6.8 million in 2002.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	Litigation
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
      In September 2003, a lawsuit was filed against the Company in federal court in Marshall, Texas by Antor Media Corporation (Antor), alleging that the Company infringes certain patents relating to the transmittal of information recorded on information storage “means” from a central server to subscribers via a high data rate digital telecommunications network. Antor sought to enjoin the Company from the alleged infringing activity and to recover damages from the alleged infringement. The Company answered the complaint and filed a counterclaim against Antor challenging the validity of its patents at issue and asserting inequitable conduct. In February 2005, the case was settled and dismissed with prejudice. The settlement resolved the litigation and did not have a material effect on the Company’s financial position or results of operations.
      In June 2003, a lawsuit was filed against the Company and Listen in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” Friskit seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed its answer and a counterclaim against Friskit challenging the validity of the patents at issue. The trial court has also granted the Company’s motion to transfer the action to the Northern District of California. The Company disputes Friskit’s allegations in this action and intends to vigorously defend itself.
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
      In July 2002, a lawsuit was filed against the Company in federal court in Boston, Massachusetts by Ethos Technologies, Inc. (Ethos), alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” Ethos seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed counterclaims against Ethos seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to Ethos’ inequitable conduct, as well as its recovery of damages for Ethos’ infringement of a Company patent, and reasonable attorneys fees and costs. The Company disputes Ethos’ allegations in this action and intends to vigorously defend itself.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Note 16.	Quarterly Information (Unaudited)
      The following table summarizes the unaudited statement of operations for each quarter of 2004 and 2003 (in thousands, except per share data):

	Total	Dec. 31	Sept. 30	June 30	Mar. 31

2004
Net revenue	$266,719	$72,546	$68,310	$65,473	$60,390
Gross profit	169,574	48,621	43,524	43,738	33,691
Operating loss	(22,723)	(2,060)	(6,196)	(4,296)	(10,171)
Net loss	(22,997)	(972)	(6,969)	(4,618)	(10,438)
Basic and diluted net loss per share	(0.14)	(0.01)	(0.04)	(0.03)	(0.06)
2003
Net revenue	$202,377	$54,056	$51,809	$49,646	$46,866
Gross profit	134,034	33,276	32,950	34,726	33,082
Operating loss	(20,863)	(5,304)	(4,082)	(9,551)	(1,926)
Net loss	(21,451)	(5,327)	(3,654)	(9,632)	(2,838)
Basic and diluted net loss per share	(0.13)	(0.03)	(0.02)	(0.06)	(0.02)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RealNetworks, Inc.:
      We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index at Item 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RealNetworks, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A, that RealNetworks, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that RealNetworks, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, RealNetworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 2, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
March 2, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that RealNetworks maintained effective disclosure controls and procedures as of the end of the period covered by this report.
Management’s Annual Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a—15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that, as of December 31, 2004, RealNetworks maintained effective internal control over financial reporting.
      KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. KPMG’s attestation report regarding the effectiveness of management’s assessment of internal controls over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the quarter ended December 31, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the limitations inherent in all control systems, no evaluation of controls can provide absolute assurance that all errors and instances of fraud, if any, within RealNetworks have been detected.
PART III.

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item is contained in part in the sections captioned “Board of Directors-Nominees for Director,” “Board of Directors-Continuing Directors-Not Standing for Election This Year,” “Board of Directors-Contractual Arrangements” and “Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 9, 2005, and such information is incorporated herein by reference.
      The remaining information required by this Item is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference to the information contained in the section captioned “Compensation and Benefits” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 9, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The information required by this Item is incorporated by reference to the information contained in the sections captioned “Voting Securities and Principal Holders” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 9, 2005.
Equity Compensation Plans
      As of December 31, 2004 we had five equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan (the “1995 Plan”), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (the “1996 Plan”), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (the “2000 Plan”), the RealNetworks, Inc. 2002 Director Stock Option Plan (the “2002 Plan”) and the RealNetworks, Inc. Director Compensation Stock Plan (the “Director Stock Plan”). The 1995 Plan, the 1996 Plan, the 2002 Plan and the Director Stock Plan have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders. The following table aggregates the data from our five plans:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued	Weight-average	under Equity
	upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	34,028,720	$7.03	8,420,824	(1)
Equity compensation plans not approved by security holders	1,448,376	$9.50	2,431,637

Total	35,477,096	$7.13	10,852,461

(1)	Includes 343,107 shares available for future issuance under the Director Stock Plan which enables non-employee Directors of RealNetworks to receive all or a portion of their quarterly compensation for Board service in shares of RealNetworks Common Stock in lieu of cash. The number of shares of Common Stock to be issued in respect of quarterly fees payable to non-employee Directors is equal to the amount of such fees to be paid in shares of Common Stock, as elected by each non-member Director, divided by the market value of a share of Common Stock on the last business day of each calendar quarter.
      Equity Compensation Plans Not Approved By Security Holders. The Board of Directors adopted the 2000 Plan to enable the grant of nonqualified stock options to employees and consultants of RealNetworks and its subsidiaries who are not otherwise officers or directors of RealNetworks. The 2000 Plan has not been approved by RealNetworks’ shareholders. The Compensation Committee of the Board of Directors is the administrator of the 2000 Plan, and as such determines all matters relating to options granted under the 2000 Plan, including the selection of the option grant recipients, the size of the option grants and all other terms and conditions applicable to options granted under the 2000 Plan. The Compensation Committee has delegated authority to grant options under the 2000 Plan to the Company’s Chief Executive Officer, subject to specified limitations on the terms and conditions of such grants. A maximum of 4,000,000 shares of Common Stock have been reserved for issuance under the 2000 Plan.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders-Certain Transactions” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 9, 2005.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated by reference to the information contained in the section captioned “Principal Accountant Fees and Services” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 9, 2005.
PART IV.

Item 15.	Exhibits and Financial Statement Schedules
          (a)(1) Index to Consolidated Financial Statements
      The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Operations and Comprehensive Loss — Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm
          (a)(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

Schedule: Financial Statements of a 50-percent-or-less-owned person
      The following financial statements of MusicNet, Inc. are filed as a schedule to this report:

Independent Auditors’ Report

Balance Sheets — December 31, 2004 and 2003

Statements of Operations — Years Ended December 31, 2004, 2003 and 2002

Statements of Convertible Preferred Stock and Stockholders’ Deficit — Years Ended December 31, 2004, 2003 and 2002

Statements of Cash Flows — Years Ended December 31, 2004, 2003 and 2002

Notes to Financial Statements
      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.
          (a)(3) Exhibits
      See Item 15(b) below. Each management contract and compensatory plan or arrangement required to be filed has been identified.
          (b) Exhibit Index
      The exhibits listed on the accompanying Exhibit Index following the signature page are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 9, 2005.

REALNETWORKS, INC.

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 9, 2005.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
REALNETWORKS, INC. AND SUBSIDIARIES
Years Ended December 31, 2004, 2003, 2002

		Additions
	Balance at	Charged to		Balance at
	Beginning	Revenue and		End of
Description	of Period	Expenses	Deductions	Period

	(In thousands)
Year ended December 31, 2004:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	$1,278	$527	$(660)	$1,145
Allowance for sales returns	1,580	8,528	(7,967)	2,141

Total	2,858	9,055	(8,627)	3,286
Year ended December 31, 2003:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	974	803	(499)	1,278
Allowance for sales returns	1,527	9,303	(9,250)	1,580

Total	2,501	10,106	(9,749)	2,858
Year ended December 31, 2002:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	576	403	(5)	974
Allowance for sales returns	1,247	8,209	(7,929)	1,527

Total	$1,823	$8,612	$(7,934)	$2,501

SCHEDULE — FINANCIAL STATEMENTS OF A 50%-OR-LESS-OWNED PERSON
MUSICNET, INC.
Financial Statements
December 31, 2004 and 2003
(With Independent Auditors’ Report Thereon)

MUSICNET, INC.

Independent Auditors’ Report
The Board of Directors
MusicNet, Inc.:
      We have audited the accompanying balance sheets of MusicNet, Inc. as of December 31, 2004 and 2003, and the related statements of operations, convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MusicNet, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency. These facts raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP
Seattle, Washington
February 8, 2005

MUSICNET, INC.
Balance Sheets
December 31, 2004 and 2003

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$1,385,541	$2,212,217
Trade accounts receivable from related parties	16,749	2,313,740
Trade accounts receivable	24,207	—
Prepaid license fees to related parties	—	158,830
Prepaid license fees	163,076	1,870,760
Prepaid expenses	343,860	784,601
Other receivables from related party	58,330	160,413

Total current assets	1,991,763	7,500,561
Prepaid license fees, net of current portion	—	62,362
Deposit held by related party	38,151	68,880
Deposits	484,248	234,248
Property and equipment, net	3,552,775	2,481,348
Loan receivable from officer	851,250	806,250

Total assets	$6,918,187	$11,153,649

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$754,341	$103,151
Accrued expenses	6,680,088	2,772,875
Notes payable to related parties	808,017	—
Obligations under capital leases	983,448	—
Convertible notes payable, current	1,886,205	—
Accrued interest on convertible note payable, current	235,776	—

Total current liabilities	11,347,875	2,876,026
Convertible notes payable to related parties	9,200,000	9,200,000
Convertible notes payable	—	1,886,205
Accrued interest on convertible notes payable to related parties	1,121,500	569,500
Accrued interest on convertible notes payable	—	122,603

Total liabilities	21,669,375	14,654,334

Commitments and contingencies
Convertible preferred stock, $0.001 par value. Authorized 47,200,000 shares; issued and outstanding 35,361,935 shares with an aggregate liquidation preference of $50,234,865 at December 31, 2004	48,505,598	47,380,598

Stockholders’ deficit:
Common stock, Class A, $0.001 par value. Authorized zero shares at December 31, 2004 and 2003; issued and outstanding zero shares at December 31, 2004 and 2003	—	—
Common stock, Class B, $0.001 par value. Authorized zero shares at December 31, 2004 and 2003; issued and outstanding zero shares at December 31, 2004 and 2003	—	—
Common stock, $0.001 par value. Authorized 51,200,000 and zero shares at December 31, 2004, and 2003, respectively; issued and outstanding 15,550 and 15,550 shares at December 31, 2004 and 2003, respectively	16	16
Additional paid-in capital	6,214	6,214
Accumulated deficit	(63,263,016)	(50,887,513)

Total stockholders’ deficit	(63,256,786)	(50,881,283)

Total liabilities, convertible preferred stock, and stockholders’ deficit	$6,918,187	$11,153,649

See accompanying notes to financial statements.

MUSICNET, INC.
Statements of Operations
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002

Sales to related parties	$19,455,843	$6,411,539	$1,263,533
Cost of sales	(15,493,291)	(5,892,190)	(2,264,971)
Amortization of prepaid royalty to related party	—	—	(583,333)
Impairment of prepaid royalty to related party	—	—	(2,916,667)

Gross margin	3,962,552	519,349	(4,501,438)

Operating expenses:
Product development	9,114,847	8,406,369	8,763,581
General and administrative	4,022,576	3,310,337	4,524,102
Selling and marketing	2,796,419	3,437,329	2,705,275

	15,933,842	15,154,035	15,992,958

Operating loss	(11,971,290)	(14,634,686)	(20,494,396)
Other income (expense):
Interest income	49,088	87,860	93,509
Other income, net	226,138	274,997	709,999
Interest expense	(679,439)	(605,172)	(86,931)

Net loss	$(12,375,503)	$(14,877,001)	$(19,777,819)

See accompanying notes to financial statements.

MUSICNET, INC.
Statements of Convertible Preferred Stock and Stockholders’ Deficit
Years ended December 31, 2004, 2003, and 2002

	Convertible preferred stock		Common stock				Total
					Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	(deficit) equity

Balance at December 31, 2001	20,913,044	$26,815,598	3,001,001	$3,001	$6,987,409	$(16,232,693)	$(9,242,283)
Issuance of Series C preferred stock, net of issuance costs	6,838,236	9,128,001	—	—	—	—	—
Issuance of Class B common stock upon exercise of employee stock options	—	—	14,549	15	5,805	—	5,820
Net loss	—	—	—	—	—	(19,777,819)	(19,777,819)

Balance at December 31, 2002	27,751,280	35,943,599	3,015,550	3,016	6,993,214	(36,010,512)	(29,014,282)
Issuance of Series D preferred stock, net of issuance costs	3,688,524	4,446,999	—	—	—	—	—
Conversion of Class A common stock into Series AA convertible preferred stock	3,000,000	6,990,000	(3,000,000)	(3,000)	(6,987,000)	—	(6,990,000)
Net loss	—	—	—	—	—	(14,877,001)	(14,877,001)

Balance at December 31, 2003	34,439,804	47,380,598	15,550	16	6,214	(50,887,513)	(50,881,283)
Issuance of Series D preferred stock, net of issuance costs	922,131	1,125,000	—	—	—	—	—
Net loss	—	—	—	—	—	(12,375,503)	(12,375,503)

Balance at December 31, 2004	35,361,935	$48,505,598	15,550	$16	$6,214	$(63,263,016)	$(63,256,786)

See accompanying notes to financial statements.

MUSICNET, INC.
Statements of Cash Flows
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(12,375,503)	$(14,877,001)	$(19,777,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,072,160	2,238,331	1,790,149
Amortization of prepaid royalty to related party	—	—	583,333
Loss on impairment of prepaid royalty to related party	—	—	2,916,667
Interest on loan receivable from officer	(45,000)	(45,000)	(11,250)
Change in certain assets and liabilities:
Trade accounts receivable from related parties	2,296,991	(2,183,722)	—
Trade accounts receivable	(24,207)	—	—
Prepaid license fee to related party	158,830	1,702,175	(1,544,966)
Prepaid license fees	1,770,046	795,839	(1,445,000)
Prepaid advertising fee to related party	—	200,000	—
Other receivables from related party	102,083	(87,496)	(129,609)
Other assets	440,741	107,691	(979,037)
Deposits held by related party	30,729	—	—
Deposits	(250,000)	—	—
Accounts payable	651,190	(480,610)	354,901
Accrued expenses	3,907,213	666,620	1,599,695
Accrued interest	665,173	605,172	86,931
Payable to related party	—	—	(219,988)
Deferred revenue	—	—	(200,000)

Net cash used in operating activities	(599,554)	(11,358,001)	(16,975,993)

Cash flows from investing activities:
Purchases of property and equipment	(1,537,877)	(451,291)	(2,264,883)
Loan receivable from officer	—	—	(750,000)

Net cash used in investing activities	(1,537,877)	(451,291)	(3,014,883)

Cash flows from financing activities:
Proceeds from notes payable to related parties	808,017	—	—
Repayment of obligations under capital leases	(622,262)	—	—
Proceeds from convertible notes payable	—	3,000,000	6,200,000
Net cash proceeds from issuances of preferred stock	1,125,000	4,446,999	9,128,001
Net cash proceeds from issuance of common stock	—	—	5,820

Net cash provided by financing activities	1,310,755	7,446,999	15,333,821

Net decrease in cash and cash equivalents	(826,676)	(4,362,293)	(4,657,055)
Cash and cash equivalents at beginning of year	2,212,217	6,574,510	11,231,565

Cash and cash equivalents at end of year	$1,385,541	$2,212,217	$6,574,510

Supplemental disclosure of noncash activity:
Issuance of convertible promissory note in lieu of making cash payments	$—	$—	$1,886,205
Equipment acquired under capital leases	1,605,710	—	—
Supplementary disclosure of cash flow information — interest paid	$—	$—	$—
See accompanying notes to financial statements.

MUSICNET, INC.
Notes to Financial Statements
December 31, 2004 and 2003
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

(c) Trade Accounts Receivable from Related Party
      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The trade accounts receivable due from a related party at December 31, 2004 and 2003, are due from one distributor. The Company has not experienced any bad debts to date and does not anticipate credit losses from the accounts receivable balance due at December 31, 2004 from its one related party distributor. As such, the Company has not established an allowance for doubtful accounts at either December 31, 2004 or December 31, 2003.

(d) Trade Accounts Receivable
      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has not experienced any bad debts to date and does not anticipate any credit exposure from the accounts receivable balance due at December 31, 2004. As such, the Company has not established an allowance for doubtful accounts at either December 31, 2004 or December 31, 2003 related to its customers. Past due or delinquency status of accounts receivable is based on contractual terms.

(e) Property and Equipment
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

(f) Revenue Recognition
      The Company recognizes revenue primarily from content subscription services. The Company recognizes revenue when the Company’s services have been provided, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable.
      During 2004, the Company generated $19,193,515, or 99% of its revenues from one related party distributor of the Company’s products. During 2003, all of the Company’s revenue was generated from two

MUSICNET, INC.
Notes to Financial Statements — (Continued)
related party distributors. During 2002, all of the Company’s revenue was generated from one related party distributor.

(g) Cost of Sales
      Cost of sales includes content, publishing and technology costs. Cost of sales includes publishing royalties which represent fees payable to copyright holders for distribution of their musical compositions. Since inception, the Company estimated royalties payable based on current status of negotiations and other industry factors. The final rate will be either negotiated with National Music Publishers’ Association or be subject to an arbitration to determine the rates. Final agreement has not been reached. As such, royalties that will eventually be payable by the Company may differ from management’s estimate.

(h) Product Development, Advertising, and Software Development
      Product development costs are expensed as incurred. Advertising costs are not significant in 2004, 2003, and 2002. Software development costs are required to be capitalized when a product’s technological feasibility has been established through the date the product is available for general release to customers. The Company has not capitalized any software development costs as technological feasibility is generally not established until a working model is completed, which is approximately the date for general release at which time substantially all development is complete.

(i) Impairment of Long-Lived Assets
      In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
      Intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(j) Income Taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to amounts which are more likely than not to be realized.

MUSICNET, INC.
Notes to Financial Statements — (Continued)

(k) Use of Estimates
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

(l) Financial Instruments and Concentrations of Risk
      The Company’s financial instruments consist of cash, cash equivalents, accounts receivable, and accounts payable. The fair value of these instruments approximates their financial statement carrying amounts due to their short maturities.
      The Company is dependent on the five major record companies, four of whom are investors, for distribution rights of its music service. The original agreements were entered into during 2001 and 2002 for a three-year period. For those agreements with expirations in 2004, renewals were attained. As these record companies represent a significant percentage of the music industry’s distributors, if these record companies discontinued supplying distribution rights to the Company or do not renew these agreements upon expiration in 2005, it would have a material adverse impact on the Company’s financial position, results of operations, and liquidity.

(m) Stock-Based Compensation
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
      SFAS No. 123 was revised in December 2004. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. SFAS No. 123(R) generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, which was permitted under SFAS No. 123, as originally issued. Nonpublic companies are required to adopt SFAS No. 123(R) for annual periods beginning after December 15, 2005. SFAS 123(R) prohibits use of minimum value method of determining value of awards, which assumes volatility of 0%. Nonpublic companies that used minimum value method prior to adoption of FAS 123(R) must apply provision of the statement only to awards granted after the adoption.

MUSICNET, INC.
Notes to Financial Statements — (Continued)
      The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2004	2003	2002

Net loss:
As reported	$(12,375,503)	$(14,877,001)	$(19,777,819)
Deduct stock-based employee compensation determined under fair value based method for all awards	(56,715)	(34,991)	(29,557)

	$(12,432,218)	$(14,911,992)	$(19,807,376)

      On the date of grant, the per share weighted average values of stock options granted to employees and officers during 2004, 2003 and 2002, was $0.08, $0.04, and $0.05, respectively.
      The per share weighted average value of stock options granted to employees and officers during 2004, 2003, and 2002 on the date of grant was determined using minimum-value method with the following assumptions: expected dividend yield of 0%, risk-free interest rates ranging from 1.63% to 4.71% and an expected life of five years.

(n) Reclassifications
      Certain reclassifications have been made to the 2003 and 2002 financial statements for consistent presentation.
(2) Liquidity
      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses, negative cash flows from operations, and has a net working capital deficiency of $9,356,112 at December 31, 2004. The Company’s continuance as a going concern is dependent on its ability to raise capital and ultimately to achieve profitability.
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

MUSICNET, INC.
Notes to Financial Statements — (Continued)
(3) Property and Equipment
      Property and equipment consist of the following at December 31, 2004 and 2003:

	2004	2003

Computer equipment and software	$9,289,481	$6,147,731
Furniture and fixtures	487,897	486,060
Leasehold improvements	505,419	505,419
Building	116,786	116,786
Land	38,929	38,929

	10,438,512	7,294,925
Less accumulated depreciation and amortization	(6,885,737)	(4,813,577)

	$3,552,775	$2,481,348

(4) Capital Leases
      During 2004, the Company entered into capital leases covering software and computer equipment that expire in 2005. At December 31, 2004 the gross amount of equipment and related accumulated amortization recorded under capital leases were $1,605,710 and $121,320, respectively. Amortization of assets held under capital leases is included in depreciation expense.
      Future minimum capital lease payments as of December 31, 2004 consist wholly of $983,448 due in 2005.

(5)	Accrued Expenses
      Accrued expenses consist of the following at December 31, 2004 and 2003:

	2004	2003

Professional fees	$589,905	$251,370
Payroll and related expenses	363,125	438,977
Computer equipment and software support	205,000	155,469
Publishing royalties and other cost of sales related accruals	5,308,983	1,825,771
Other	213,075	101,288

	$6,680,088	$2,772,875

(6)	Prepaid Expenses
      Prepaid expenses consist of the following at December 31, 2004 and 2003:

	2004	2003

Prepaid maintenance	$25,015	$271,423
Prepaid insurance	314,054	286,862
Other	4,791	226,316

	$343,860	$784,601

MUSICNET, INC.
Notes to Financial Statements — (Continued)

(7)	Related Party Transactions
      The Company has five investors that entered into arrangements with the Company relating to the Company’s offering of on demand downloads and streaming music. All agreements were entered into in April 2001 unless otherwise stated:

(a) The Company entered into subscription service agreements in April 2001 with three of its investors, in July 2001 with a fourth investor and in November 2002 with a convertible note holder. These agreements permit the Company to copy, store, transmit and distribute music in digital form to customers for a fee. In 2002, the Company renegotiated the terms of certain subscription services agreements entered into in 2001. A total of $0, $250,000, and $400,000 of prepaid service fees have been paid to investors under these agreements and $232,808, $1,136,143, and $705,034, was amortized as costs of sales in 2004, 2003, and 2002, respectively. These prepaid service fees are included as prepaid license fee to investors in the balance sheets at December 31, 2004 and 2003. Under an agreement with one investor, $200,000 was paid in 2001 for future advertising services. In 2003, the Company determined it would not use such services and expensed the full amount of the prepaid in 2003. Additionally, the Company entered into digital download agreements with certain investors and other distributors of music in 2002.

(b) In April 2001, the Company entered into separate distribution agreements with two of its investors. In March 2004, the distribution agreement with one of the investors was amended. This amended agreement provides for certain technology of the Company to be placed into escrow and to be released to the investor in certain circumstances, including but not limited to default with respect to any of the Company’s borrowings, cash and accounts receivable declining below $1.2 million, encumbrance of the Company’s assets, or material breach of maintenance and support obligations of the Company under the agreement.

(c) In April 2001, the Company entered into an Infrastructure Software License Agreement (ISLA) with an investor under which the Company licensed a software solution for streaming recorded music content provided to end users. Under this agreement $4.2 million was paid to an investor in 2001, which included prepaid license fees of $3.5 million. The Company amortized $583,333 of license fees in 2002 with the remaining $2,916,667 recognized as an impairment loss upon the modification of the agreement in September 2002 to reflect diminished benefits arising from the license. As a part of this decision, the Company reduced its committed maintenance fee payments to $675,000 through April 2006, from $700,000 annually. Refer to note 7(b). Maintenance fees of $195,600, $218,875, and $100,000 were paid in 2004, 2003, and 2002, respectively. In addition to the license fee the Company pays a royalty for use of the Digital Rights Management (DRM) System software for the term of the agreement. The royalty expense recorded was $359,882, $116,115, and $22,437 in 2004, 2003, and 2002, respectively. Other arrangements with this investor include:

•	The Company entered into several ancillary technology agreements with the investor such as the software development kit (SDK) license agreement and the intellectual property and software license agreements that each expire in April 2006. There were no license fees to the Company for these ancillary rights.

•	A corporate services agreement for various corporate support services such as finance, tax, human resources and legal, etc. There were no corporate service expenses incurred under this agreement in 2004, 2003, and 2002.

•	Sub-leasing office space. Refer to note 7(a).

•	In December 2001, the Company entered into a services agreement with the investor for the provision of streaming media services through August 2004. The agreement was amended in

MUSICNET, INC.
Notes to Financial Statements — (Continued)

2002 to adjust the term to end in January 2004 and reduce the minimum monthly fee commitment based on usage to $30,000. A total of $0, $240,000, and $461,730 was paid under this agreement in 2004, 2003, and 2002, respectively.

(8)	Commitments and Contingencies

(a)	Office Space
      The Company currently leases office space under a noncancelable operating lease with an investor which expires in October 2005. Future minimum payments under this lease are $381,513 in 2005. Rent expense under this lease was $787,893, $826,564, and $826,564, in 2004, 2003, and 2002, respectively. The Company currently also leases office space under a noncancelable operating lease with an unrelated party in New York. As of December 31, 2004, future minimum payments under all noncancelable operating leases are as follows:

2005	$850,009
2006	39,041

Future minimum lease payments	$889,050

      Total rent and occupancy expense for 2004, 2003, and 2002, totaled $1,401,840, $1,338,765, and $1,021,786, respectively.

(b)	Technology
      As discussed in note 7(c) above, the Company pays an investor an annual maintenance and upgrade fee for the DRM which is $200,000 in 2005, and $50,000 in 2006.

(c)	Warranties
      The Company has entered into service level agreements providing warranties that certain levels of uptime reliability will be achieved. In the event that the Company fails to meet required levels of service, refunds may be due to its customer. To date, the Company has not provided credits or other concessions related to these service level agreements.

(9)	Income Taxes
      The Company has accumulated a net operating loss carryforward of approximately $40.6 million through December 31, 2004. This carryforward will begin to expire in 2020. Certain research and development tax credits of approximately $1.1 million will begin to expire in 2021.
      Because the Company has incurred losses since inception, and it is more likely than not that deferred tax assets will not be realizable, a valuation allowance entirely offsetting deferred tax assets has been established, thereby eliminating any deferred tax benefit in 2004, 2003, and 2002. The increase in the valuation allowance of approximately $4.5 million, $5.4 million, and $8.7 million in 2004, 2003, and 2002, respectively, is primarily the result of the net operating losses incurred each year.

MUSICNET, INC.
Notes to Financial Statements — (Continued)
      The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$13,804,000	$16,312,000
Prepaid royalty	476,000	714,000
Research credit carryforward	1,117,000	714,000
Accrued compensation	79,000	172,000
Capitalized research and development expenses	4,884,000	—
Accrued expenses	1,654,000	—
Property and equipment	343,000	—
Other	5,000	5,000

Gross deferred tax assets	22,362,000	17,917,000
Less valuation allowance	(22,362,000)	(17,900,000)

	—	17,000
Deferred tax liabilities — property and equipment	—	(17,000)

Net deferred tax assets	$—	$—

      Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50% of the stock. Such determination could limit the utilization of net operating loss and tax credit carryforwards.

(10)	Notes Payable to Related Parties
      In December 2004, the Company entered into Term A and Term B loan agreements with its existing investors to receive term loans in pro rata equal amounts with an aggregate principal amount of $2,250,000. The Term A and Term B loans have aggregate principal amount of $750,000 and $1,500,000, respectively. The Term A and Term B loans carry interest at a rate of 6% and 10% per annum respectively. The Company may prepay the loans at any time. At December 31, 2004 the aggregate amount of outstanding principal on these term loans is $160,000 and $320,000 for Term A and Term B, respectively. Loans are due on December 31, 2005. The Term A loan additionally provides that if the Company has not consummated an acquisition transaction by January 31, 2005, the note holder will have a right to offset payment due from the note holder in February 2005 under the distribution agreement with the Company (see note 7(b)) by an amount not to exceed the then outstanding amount of Term A loan plus accrued interest. Loans are collateralized by substantially all assets of the Company. The loans must be repaid in full in the event of acquisition of the Company, the event of default as defined in the agreement, or the sale of equity securities with gross proceeds of $5,000,000 or more.
      In December 2004, an officer of the Company converted bonuses due to him into note payable with terms identical to Term B notes discussed above. Total principal balance of the note is $328,017. As of December 31, 2004, no payments had been made on the note.

(11)	Convertible Notes Payable to Related Parties
      In July 2002, the Company borrowed $2,325,000 from an existing investor by issuing a convertible promissory note which matures in July 2009. In November 2002, the Company borrowed an additional

MUSICNET, INC.
Notes to Financial Statements — (Continued)
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
      The Company recorded $552,000, $492,000, and $77,500 of interest expense in 2004, 2003, and 2002, respectively, on these notes.

(12)	Convertible Notes Payable
      In November 2002, the Company issued a convertible promissory note in the principal amount of $1,886,205 to an unrelated party in lieu of making certain payments due to such party. The note carries interest at a rate of 6% per annum and matures in December 2005. Interest is payable only on the maturity date. The principal amount of the note and accrued interest thereon is convertible into Series C Preferred Stock at a conversion price of $1.36 per share only on the maturity date. The note automatically converts into Series C preferred stock in the case of an acquisition of the Company. The note cannot be prepaid. The Company recorded $113,172, $113,172, and $9,431 of interest expense in 2004, 2003, and 2002, respectively, from this note.

(13)	Convertible Preferred Stock
      At December 31, 2004, convertible preferred stock consisted of the following:

	Shares
			Aggregate
		Issued and	Liquidation
	Authorized	Outstanding	Preference

Series A	5,800,000	5,800,000	$10,614,000
Series AA	3,000,000	3,000,000	4,530,000
Series B	15,200,000	15,113,044	16,473,218
Series C	17,000,000	6,838,236	12,992,648
Series D	6,200,000	4,610,655	5,624,999

	47,200,000	35,361,935	$50,234,865

      The outstanding Series A, AA, B, C, and D Convertible Preferred Stock carry noncumulative dividends of 6% per annum on the original issue price. No dividends have ever been declared. As of December 31, 2004, the Series A, AA, B, C, and D Convertible Preferred Stock have per share liquidation preferences of $1.83, $1.51, $1.09, $1.90, and $1.22, respectively. Each class of preferred stock ranks pari passu with each other, and in priority to the Common Stock.

MUSICNET, INC.
Notes to Financial Statements — (Continued)
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
      The Preferred Stock shall automatically convert into Common Stock upon the closing of an underwritten initial public offering provided the offering raises at least $30,000,000 of cash proceeds to the Company at a price per share of not less than $10.00 (Qualified Public Offering). In addition, a series of Preferred Stock shall automatically convert into Common Stock if the holders of at least 60% of the then outstanding shares of such series of Preferred Stock vote to convert.
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

(14)	Common Stock
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

MUSICNET, INC.
Notes to Financial Statements — (Continued)
      In February 2005, as part of distribution agreement, the Company issued 1,237,758 shares of common stock to a customer.

(15)	Stock Option Plans
      The Company has adopted the 2000 Stock Option Plan (the Plan), which provides for the granting of incentive and nonqualified common stock options for key employees, directors and consultants. No options have been granted to consultants through December 31, 2004. The Plan was amended in 2004 to authorize grant of additional 1,452,675 shares The board of directors is authorized to administer the Plan and establish the stock option terms, including grant price and vesting period.
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
      A summary of stock option activity is as follows:

		Outstanding options

	Shares		Weighted
	Available for	Number of	Average
	Grant	Shares	Exercise Price

Balance at December 31, 2001	1,110,794	2,332,649	$2.05
Granted	(870,000)	870,000	0.50
Forfeited	302,460	(302,460)	3.52
Exercised	—	(14,549)	0.40

Balance at December 31, 2002	543,254	2,885,640	1.47
Granted	(298,000)	298,000	0.50
Forfeited	703,920	(703,920)	1.50
Exercised	—	—	—

Balance at December 31, 2003	949,174	2,479,720	1.34
Authorized	1,452,675	—	—
Granted	(2,203,385)	2,203,385	0.50
Forfeited	231,500	(231,500)	1.20
Exercised	—	—	—

Balance at December 31, 2004	429,964	4,451,605	0.93

MUSICNET, INC.
Notes to Financial Statements — (Continued)
      Options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.40	1,387,015	6.77	$0.40	821,582	$0.40
0.50	2,847,485	9.05	0.50	346,500	0.50
10.00	217,105	6.09	10.00	198,414	10.00

	4,451,605	8.19	0.93	1,366,496	1.82

(16)	401(k) Plan
      Employees may participate in the Company’s 401(k) Plan (the Plan). Participating employees may contribute a portion of their salary to the Plan up to the maximum allowed by the federal tax guidelines. The Company may make discretionary contributions to the Plan. The Company made no contributions in 2004, 2003, or 2002.

(17)	Legal Proceedings
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

(18)	Loan and Put Agreement with Officer
      In October 2001, the Company executed an Offer Letter with an officer of the Company which gave the officer the option to borrow up to $750,000 at an interest rate of 6%, to be used solely for the purchase of a residence. The officer signed a nonrecourse promissory note for the amounts set forth above in September 2002. The amounts borrowed mature on May 23, 2008. The Company recognized $45,000, $45,000, and $11,250 of interest income on the loan in 2004, 2003, and 2002, respectively. In the event that officer terminates employment for a good reason, or the Company terminates employment without cause (as defined in the agreement), the note balance and accrued interest will be forgiven. The balance of the note, including accrued interest, was $851,250 and $806,250 at December 31, 2004 and 2003, respectively. In addition, the Company and officer entered into a Put Agreement in September 2002 in which the officer was granted a put right to require the Company to purchase all, but not less than all, of the shares that have been exercised under the officer’s stock option grants which have been owned by the officer for at least six months prior to the maturity date of the loan. As of December 31, 2004, the officer had not exercised any stock options. The put price is based on the then current fair value as determined by the board of directors, subject to the officer’s right to an appraisal. The put right will expire upon an IPO.

EXHIBIT INDEX

Exhibit
Number		DESCRIPTION

2.1		Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)

3.1		Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)

3.2		Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)

3.3		Amendment No. 1 dated April 22, 2003 to Amended and Restated Bylaws of RealNetworks, Inc. Adopted July 16, 1998 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)

4.1		Shareholder Rights Plan dated as of December 4, 1998 between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on December 14, 1998)

4.2		Amendment No. 1 dated as of January 21, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on February 7, 2000)

4.3		Amendment No. 2 dated as of May 30, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on June 8, 2000)

4.4		Third Amended and Restated Investors’ Rights Agreement dated March 24, 1998 by and among RealNetworks, Inc. and certain shareholders of RealNetworks (incorporated by reference from Exhibit 10.16 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998)

4.5		Indenture dated as of June 17, 2003 between RealNetworks, Inc. and U.S. Bank National Association, including the form of Zero Coupon Subordinated Note due 2010 included in Section 2.2 thereof (incorporated by reference from Exhibit 4.1 to RealNetworks’ Amendment No. 1 to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 18, 2003)

4.6		Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)

10	.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)

10	.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Qfor the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10	.3†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

Exhibit
Number		DESCRIPTION

10	.4†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)

10	.5†	Form of Stock Option Agreement under the RealNetworks, Inc.1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10	.6†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10	.7†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10	.8†	RealNetworks, Inc. 1998 Employee Stock Purchase Plan, as amended and restated on April 9, 2002 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)

10	.9†	RealNetworks, Inc. Director Compensation Stock Plan (incorporated by reference from Exhibit 10.10 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)

10.10		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)

10	.11†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.12		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.13		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10	.14†	Offer Letter dated February 1, 2002 between RealNetworks, Inc. and Lawrence Jacobson (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001)

10	.15†	Offer Letter dated September 18, 2003 between RealNetworks, Inc. and Roy Goodman

14.1		RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)

21.1		Subsidiaries of RealNetworks, Inc.

23.1		Consent of KPMG LLP

23.2		Consent of KPMG LLP

24.1		Power of Attorney (included on signature page)

Exhibit
Number	DESCRIPTION

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement