Form 10-Q
period 2005-03-31
REALNETWORKS INC
filed 2005-05-10
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23137

REALNETWORKS, INC.

(Exact name of registrant as specified in its charter)

Washington (State of incorporation)	91-1628146 (I.R.S. Employer Identification Number)
2601 Elliott Avenue, Suite 1000 Seattle, Washington (Address of principal executive offices)	98121 (Zip Code)

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
Yes ☑ No ☐

The number of shares of the registrant’s Common Stock outstanding as of May 2, 2005 was 171,137,035.

RealNetworks, Inc.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$369,702	363,621
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	14,959	14,501
Prepaid expenses and other current assets	7,028	8,196

Total current assets	391,689	386,318

Equipment and leasehold improvements, at cost:
Equipment and software	48,368	45,324
Leasehold improvements	25,335	25,015

Total equipment and leasehold improvements	73,703	70,339
Less accumulated depreciation and amortization	43,766	41,508

Net equipment and leasehold improvements	29,937	28,831

Restricted cash equivalents	19,569	20,151
Notes receivable from related parties	90	106
Investments	39,580	36,588
Other assets	2,869	2,908
Goodwill, net	119,218	119,217
Other intangible assets, net	8,252	8,383

Total assets	$611,204	602,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,186	10,219
Accrued and other liabilities	54,985	50,033
Deferred revenue, excluding non-current portion	26,428	30,307
Accrued loss on excess office facilities and content agreement, excluding non-current portion	7,925	8,160

Total current liabilities	103,524	98,719

Deferred revenue, excluding current portion	352	548
Accrued loss on excess office facilities and content agreement, excluding current portion	17,391	19,017
Deferred rent	3,497	3,413
Convertible debt	100,000	100,000
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value Authorized 1,000,000 shares; issued and outstanding 171,009 shares in 2005 and 170,626 shares in 2004	171	171
Additional paid-in capital	670,269	668,752
Notes receivable from shareholder	—	(10)
Deferred stock compensation	(111)	(147)
Accumulated other comprehensive income	17,847	14,589
Accumulated deficit	(301,736)	(302,550)

Total shareholders’ equity	386,440	380,805

Total liabilities and shareholders’ equity	$611,204	602,502

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters ended
	March 31,
	2005	2004
Net revenue (A)	$76,572	60,390
Cost of revenue (B)	24,737	21,761
Loss on content agreement	—	4,938

Gross profit	51,835	33,691

Operating expenses:
Research and development (excluding non-cash stock-based compensation of $36 and $174, respectively)	13,670	12,251
Sales and marketing	28,020	22,203
General and administrative (excluding non-cash stock-based compensation of $0 and $92 , respectively)	6,166	6,821
Antitrust litigation	3,744	2,321
Stock-based compensation	36	266

Total operating expenses	51,636	43,862

Operating income (loss)	199	(10,171)

Other income (expense), net:
Interest income, net	2,016	860
Equity in net losses of MusicNet	(1,066)	(1,115)
Other, net	(191)	90

Other income (expense), net	759	(165)

Net income (loss) before income taxes	958	(10,336)
Income tax provision	(144)	(102)

Net income (loss)	$814	(10,438)

Basic net income (loss) per share	$0.00	(0.06)
Diluted net income (loss) per share	$0.00	(0.06)
Shares used to compute basic net income (loss) per share	170,947	166,961
Shares used to compute diluted net income (loss) per share	184,686	166,961
Comprehensive income (loss):
Net income (loss)	$814	(10,438)
Unrealized gain on investments:
Unrealized holding gains	3,363	1,309
Adjustments for losses reclassified to net loss	—	(53)
Foreign currency translation losses	(105)	(193)

Comprehensive income (loss)	$4,072	(9,375)

(A) Components of net revenue:
License fees	$20,632	18,246
Service revenue	55,940	42,144

	$76,572	60,390

(B) Components of cost of revenue:
License fees	$8,334	6,210
Service revenue	16,403	15,551

	$24,737	21,761

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$814	(10,438)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,630	3,382
Stock-based compensation	36	266
Equity in net losses of MusicNet	1,066	1,115
Changes in accrued loss on excess office facilities and content agreement	(1,861)	1,969
Loss on disposal of equipment	139	19
Gain on sale of investments	—	(53)
Other	17	—
Net change in certain operating assets and liabilities	4,073	5,986

Net cash provided by operating activities	7,914	2,246

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(2,087)	(3,129)
Purchases of intangible assets	(1,000)	—
Purchases of short-term investments	(46,338)	(28,273)
Proceeds from sales and maturities of short-term investments	50,497	82,916
Decrease (increase) in restricted cash equivalents	582	(198)
Proceeds from sales of investments	—	77
Purchases of cost based investments	(647)	—
Payment of acquisition costs, net of cash acquired	—	(10,395)

Net cash provided by investing activities	1,007	40,998

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	1,514	1,734

Net cash provided by financing activities	1,514	1,734

Effect of exchange rate changes on cash and cash equivalents	(147)	(151)

Net increase in cash and cash equivalents	10,288	44,827
Cash and cash equivalents at beginning of period	219,426	198,028

Cash and cash equivalents at end of period	229,714	242,855
Short-term investments at end of period	139,988	120,949

Total cash, cash equivalents and short-term investments at end of period	$369,702	363,804

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration in business combinations:
Common stock and options issued in business combination	$—	20,901

Accrued acquisition costs	$—	192

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

     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2005. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(c) Cash, Cash Equivalents and Short-Term Investments

     Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$229,714	219,426
Short-term investments	139,988	144,195

Total cash, cash equivalents and short-term investments	$369,702	363,621

Restricted cash equivalents	$19,569	20,151

     Restricted cash equivalents at March 31, 2005 represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters, and (c) cash equivalents of approximately $2.3 million pledged as collateral against guaranteed minimum payments under a discontinued content agreement.

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

(d) Notes Receivable from Related Parties and Shareholder

     Notes receivable from related parties are carried at the estimated net realizable value and consist of cash loans made in 2000 by Listen.com, Inc. (Listen), a company acquired by RealNetworks in 2003, to certain former officers of Listen. The notes are limited recourse and bear interest at rates ranging from 6.13% to 6.60% with due dates between February 2005 and September 2005.

     Note receivable from shareholder is carried at the net realizable value and consists of a full recourse note issued as consideration for the exercise of Listen stock options by an individual that was an employee of the Company through December 2004 and was an employee of Listen on the date of issuance. The note bears interest at a rate of 5.28% and is due seven years from the date of issuance.

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

(g) Other Intangible Assets, net

     Other intangible assets, net primarily consist of trade names, technology and patents that were acquired through certain of the Company’s acquisitions, as well as other purchased technology. The intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to five years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that may indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

(h) Revenue Recognition

     The Company recognizes revenue in connection with its software products pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Some of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenue from these arrangements are generally accounted for separately from new software license revenue because the arrangements qualify as service transactions as defined in SOP 97-2. Revenue for consulting services is generally recognized as the services are performed.

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

     For transactions not falling under the scope of SOP 97-2, the Company’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” and the FASB’s Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” SAB 104 was issued on December 17, 2003 and supercedes SAB 101, “Revenue Recognition.” The adoption of SAB 104 did not materially affect the Company’s revenue recognition policies, its results of operations, financial position or cash flows.

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

(i) Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period.

     The share count used to compute basic and diluted net income (loss) per share is calculated as follows (in thousands):

	Quarters
	Ended March 31,
	2005	2004
Weighted average common shares outstanding	170,947	167,187
Less restricted shares	—	(226)

Shares used to compute basic net income (loss) per share	170,947	166,961
Dilutive potential common shares
Stock options	2,989	—
Convertible debt	10,750	—

Shares used to compute diluted net income (loss) per share	184,686	166,961

     Approximately 19.1 million of common shares potentially issuable from stock options for the quarter ended March 31, 2005 are excluded from the calculation of diluted net income per share because the exercise price was greater than the average market price of the common stock for the respective period. Potential dilutive securities outstanding were not included in the computation of diluted net loss per common share for the quarter ended March 31, 2004, because to do so would have been anti-dilutive. Potential dilutive securities for the quarter ended March 31, 2004 included options to purchase approximately 35.4 million common shares, and approximately 10.8 million contingently issuable shares related to convertible debt.

(j) Derivative Financial Instruments

     During the quarter ended March 31, 2005, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they do not meet the criteria for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended.

     At March 31, 2005, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value
British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP) 1,000	$1,910	$(33)
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR) 1,350	$1,799	$55

     At December 31, 2004, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value
British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP) 780	$1,502	$(1)
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR) 2,650	$3,527	$(88)
Japanese Yen (“YEN”) (contracts to receive YEN/pay US$)	(YEN) 123,000	$1,168	$27

     No derivative instruments designated as hedges for accounting purposes were outstanding at March 31, 2005 or December 31, 2004.

(k) Accumulated Other Comprehensive Income

     The Company’s accumulated other comprehensive income at March 31, 2005 and December 31, 2004 consisted of net income (loss), net unrealized gains on investments and the net amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains and losses on investments has been taken into account if applicable. The components of accumulated other comprehensive income are as follows (in thousands):

		December 31,
	March 31, 2005	2004
Unrealized gains on investments, net of taxes of $16,916 in 2005 and 2004	$18,268	14,905
Foreign currency translation adjustments	(421)	(316)

Total accumulated other comprehensive income	$17,847	14,589

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

     The Company recognizes compensation cost related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). At March 31, 2005, the Company has four stock-based employee compensation plans. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Quarters Ended March 31,
	2005	2004
Net income (loss) as reported	$814	(10,438)
Plus: stock-based employee compensation expense included in reported net loss, net of related tax effects	36	266
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,942)	(6,648)

Pro forma net loss	$(3,092)	(16,820)

Net income (loss) per share:
Basic — as reported	$0.00	(0.06)
Diluted — as reported	$0.00	(0.06)
Basic — pro forma	$(0.02)	(0.10)
Diluted — pro forma	$(0.02)	(0.10)

(m) Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R in the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” (Note 1(l)) for the pro forma net loss and net loss per share amounts, for quarters ended March 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a material impact on the consolidated statements of operations and comprehensive income (loss) and net income (loss) per share.

(n) Reclassifications

     Certain reclassifications have been made to the March 31, 2004 consolidated financial statements, and footnotes thereto, to conform to the March 31, 2005 presentation.

NOTE 2 — SEGMENT INFORMATION

     The Company began measuring its business by segments beginning in the quarter ended March 31, 2004, and operates in two business segments: Consumer Products and Services and Business Products and Services, for which the Company receives revenue from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, Senior Vice Presidents, General Counsel, and the Company’s Chief Strategy Officer. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Consumer Products and Services segment and Business Products and Services segment and, therefore, the Company reports these as operating segments as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131).

     The Company’s customers consist primarily of business customers and individual consumers located in the United States and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended
	March 31
	2005	2004
United States	$57,757	43,963
Europe	11,005	10,730
Rest of the world	7,810	5,697

Total net revenue	$76,572	60,390

     The Company’s segment revenue is defined as follows:

•	Consumer Products and Services revenue is derived from sales of digital media subscription services, content such as games and music, the Company’s RealPlayer Plus and other related products, sales and distribution of third party software products and services, and advertising. These products and services are sold and provided primarily through the Internet, and payment is provided primarily by the Company charging the customers’ credit card at the time of sale. Billing periods for subscription services typically occurs monthly, quarterly or annually, depending on the service purchased.

•	Business Products and Services revenue is derived from sales of media delivery system software, including RealServers and Helix system software for both wireline and wireless systems, related authoring and publishing tools, digital rights management technology, support and maintenance services, broadcast hosting services and consulting services. These products and services are primarily sold to corporate customers.

     Net revenue by segment is as follows (in thousands):

	Quarters
	Ended March 31,
	2005	2004
Consumer Products and Services	$64,206	47,025
Business Products and Services	12,366	13,365

Total net revenue	$76,572	60,390

     Consumer Products and Services revenue is comprised of the following (in thousands):

	Quarters
	Ended March 31,
	2005	2004
Music	$22,243	11,940
Video, consumer software and other	24,154	24,289
Games	12,189	6,755
Media properties	5,620	4,041

Total Consumer Products and Services revenue	$64,206	47,025

     Consumer Products and Services revenue is comprised of the following (in thousands):

	Quarters
	Ended March 31,
	2005	2004
Consumer subscription services	$44,400	32,073
Consumer software and related services	19,806	14,952

Total Consumer Products and Services revenue	$64,206	47,025

     Long-lived assets, net by geographic region are as follows (in thousands):

	March 31,	December 31,
	2005	2004
United States	$156,871	155,844
Europe	161	176
Rest of world	375	411

Total long-lived assets, net	$157,407	156,431

     Goodwill, net is assigned to the Company’s segments as follows (in thousands):

	March 31,	December 31,
	2005	2004
Consumer Products and Services	$111,403	111,402
Business Products and Services	7,815	7,815

Total goodwill, net	$119,218	119,217

     Reconciliation of segment operating income (loss) to net income (loss) before income taxes is as follows (in thousands):

	Consumer Products	Business Products
For the Quarter Ended March 31, 2005	and Services	and Services	Reconciling Amounts	Consolidated
Net revenue	$64,206	12,366	—	76,572
Cost of revenue	22,563	2,174	—	24,737

Gross profit	41,643	10,192	—	51,835
Antitrust litigation	—	—	3,744	3,744
Stock-based compensation	—	—	36	36
Other operating expenses	36,142	11,714	—	47,856

Operating income (loss)	5,501	(1,522)	(3,780)	199
Total non-operating income, net	—	—	759	759

Net income (loss) before income taxes	$5,501	(1,522)	(3,021)	958

	Consumer Products	Business Products
For the Quarter Ended March 31, 2004	and Services	and Services	Reconciling Amounts	Consolidated
Net revenue	$47,025	13,365	—	60,390
Cost of revenue	19,543	2,218	—	21,761
Loss on content agreement	4,938	—	—	4,938

Gross profit	22,544	11,147	—	33,691
Antitrust litigation	—	—	2,321	2,321
Stock-based compensation	—	—	266	266
Other operating expenses	28,489	12,786	—	41,275

Operating loss	(5,945)	(1,639)	(2,587)	(10,171)
Total non-operating expenses, net	—	—	(165)	(165)

Net loss before income taxes	$(5,945)	(1,639)	(2,752)	(10,336)

Operating expenses of both Consumer Products and Services and Business Products and Services include costs directly attributable to those segments and an allocation of general and administrative expenses and other corporate overhead costs. General and administrative and other corporate overhead costs are allocated to the segments and are generally based on the relative headcount of each segment. The accounting policies used to derive segment results are generally the same as those described in Note 1.

NOTE 3 — OTHER INVESTMENTS

     RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of certain companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent of which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances at March 31, 2005, the Company determined that there were no other-than-temporary declines in fair value for the quarter then ended.

     As of March 31, 2005, the Company owned marketable equity securities of J-Stream, a Japanese media services company, representing approximately 14% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has increased from the Company’s original cost of approximately $1.0 million, resulting in a carrying value of $36.5 million and $33.1 million at March 31, 2005 and December 31, 2004, respectively. The increase over the Company’s cost basis, net of tax effects is $18.6 million and $15.2 million at March 31, 2005 and December 31, 2004, respectively, and is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited, and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

NOTE 4 — INVESTMENT IN MUSICNET

     The Company’s investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, the Company records in its statement of operations its equity share of MusicNet’s net loss, which was $1.1 million during the quarters ended March 31, 2005 and 2004. The Company owns preferred stock in MusicNet and also owns convertible notes that are convertible into shares of MusicNet preferred stock. During 2003, the Company and the other investors in MusicNet contributed additional capital to MusicNet to fund its business. The Company contributed $3.0 million and received additional convertible notes for this investment. For purposes of calculating the Company’s equity in net loss of MusicNet for the quarters ended March 31, 2005 and 2004, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses recorded by the Company for the quarters ended March 31, 2005 and 2004 represent approximately 36.1% and 36.9%, respectively, of MusicNet’s net loss. As of March 31, 2005 and December 31, 2004, the Company’s ownership interest in outstanding shares of capital stock of MusicNet was approximately 24.9%.

The carrying value for its investment was not significant at March 31, 2005. The Company recognized approximately $0.2 million of revenue during the quarters ended March 31, 2005 and 2004, related to license and services agreements with MusicNet. On April 12, 2005, RealNetworks disposed of its preferred shares and convertible notes in MusicNet, which is explained further in Note 9 – Subsequent Event.

NOTE 5 — LOSS ON EXCESS OFFICE FACILITIES AND CONTENT AGREEMENT

     In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. Due to a subsequent decline in the market for office space in Seattle and the Company’s re-assessment of its facilities requirements, the Company has accrued for estimated future losses on excess office facilities. The Company’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. During 2003, the Company secured an additional tenant at a sublease rate lower than the rate used in previous loss estimates. As a result, the Company adjusted its estimates to reflect the lower lease rate and recorded additional losses of $7.1 million. The loss estimate currently includes $12.2 million of sublease income, of which $8.0 million is committed under current sublease contracts. The Company did not identify any factors which caused it to revise its estimates during the quarter ended March 31, 2005. The Company also recorded an accrual for estimated future losses on excess office facilities in its allocation of the purchase price for its acquisition of Listen. The Company regularly evaluates the market for office space. If the market for such space declines further in future periods or if the Company is unable to sublease the space based on its current estimates, the Company may have to revise its estimates, which may result in additional losses on excess office facilities. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections.

     During the quarter ended September 30, 2004, the Company re-negotiated its existing lease for its headquarters building. In addition, the Company ceased use of approximately 16,000 square feet of office space, which will be returned to the landlord in May 2005, in accordance with the amended lease agreement. The Company recorded a loss on excess office facilities of approximately $0.9 million related to the expensing of net leasehold improvements and rent for the period between October 1, 2004 and April 30, 2005 related to the excess space the Company vacated as of September 30, 2004.

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

     A summary of activity for the accrued loss on excess office facilities and content agreement is as follows (in thousands):

Accrued loss at December 31, 2004	$27,177
Less amounts paid, net of sublease income	(1,136)
Less amounts paid on content agreement	(725)

Accrued loss at March 31, 2005	$25,316

NOTE 6 — CONVERTIBLE DEBT

     During 2003, the Company issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of approximately $9.30 per share if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchasers may require the Company to purchase all or a portion of the notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and are being amortized over a five-year period. Interest expense from the amortization of offering costs in the amount of $0.2 million is recorded in interest income, net for the quarters ended March 31, 2005 and 2004. The net proceeds of the issuance are intended to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and other working capital requirements.

NOTE 7 — GUARANTEES

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

NOTE 8 — LITIGATION

     In December 2003, the Company filed suit against Microsoft Corporation in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws. The Company alleged that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. Microsoft has filed an answer denying the claims and raising a variety of defenses. The Company believes it has a strong case and intends to vigorously pursue the litigation. If successful, the Company may be entitled to receive both monetary and injunctive relief from Microsoft. The Company expects that the litigation will carry on for several years before it can be resolved through trial.

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

     NOTE 9 – SUBSEQUENT EVENT

     On April 12, 2005, the Company disposed of all of its preferred shares and convertible notes in MusicNet to a private equity firm, Baker Capital, in connection with the acquisition of MusicNet by Baker Capital. The Company received approximately $7.3 million of cash proceeds in connection with the closing of the transaction and may have the right to receive up to an additional $2.7 million in cash upon the expiration of escrow arrangements, which expire within approximately one year of the transaction date, established as part of the transaction. The carrying value of the Company’s investment in MusicNet was not significant at March 31, 2005.

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

     We have pioneered the development of technology for the transmission of digital media over the Internet, and the use of that technology to create both free and paid consumer services. As broadband adoption continues to spread, we believe that online consumers will increasingly use and purchase digital media services on the Internet as demonstrated by the rapid growth of our music and games businesses in recent periods. Our strategy is to continue to grow and leverage our large base of RealPlayer users to help drive our consumer digital media products and services, including our subscription services and our media advertising. At the same time, we will continue to develop and license the underlying digital media technologies, including the Helix Universal Server and Helix DRM that enable our business customers to create and deliver their own digital media applications and services.

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

     Despite the aggregate growth of our consumer businesses, our overall results have been substantially affected over the last several years by slower sales and usage of our Business Products and Services. The reduction in sales and usage of our Business Products and Services during this period has been caused primarily by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products, which we believe is an illegal practice, and has resulted in reduced sales of our Business Products and Services, resulting in declines in related revenue.

     In 2004, we recorded the highest revenue in our history primarily due to the significant growth in our consumer businesses in recent periods. However, our overall revenue mix continued to shift in 2004 from higher margin software products related to our Business Products and Services segment toward our Consumer Products and Services segment, which resulted in a decline in our gross margins from previous periods. In addition, we incurred approximately $11.0 million in antitrust litigation expenses in 2004 related to Microsoft’s business practices, which negatively impacted our overall financial results. These trends continued in the first quarter of 2005 as we recorded the highest quarterly revenue in our history and our Consumer Products and Services revenue continued to grow significantly, and increased as a percentage of our overall revenue mix to approximately 84%. We also incurred an additional $3.7 million in antitrust litigation expenses in the first quarter of 2005. We expect that our total net revenue will continue to grow for the remainder of 2005 and our operating results will continue to be negatively impacted by antitrust litigation expenses.

     We manage our business, and correspondingly report revenue, based on our two operating segments: Consumer Products and Services and Business Products and Services.

     Consumer Products and Services, which primarily include revenue from: digital media subscription services such as RealOne SuperPass, Rhapsody, RadioPass, GamePass and stand-alone and add-on subscriptions; sales and distribution of third party products; sales of content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising.

     Business Products and Services, which primarily include revenue from: sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services; and consulting services we offer to our customers.

     In August 2003, we acquired all of the outstanding securities of Listen. Listen had developed and operated an on-demand streamed music subscription service called the Rhapsody service, which is now operated and integrated as part of our music services. Rhapsody subscribers pay a monthly subscription fee and also have the ability to burn tracks to compact discs for which they are charged a per-track fee. The results of Listen’s operations are included in our unaudited condensed consolidated financial statements and related notes thereto since the date of acquisition.

     In January 2004, we acquired all of the outstanding securities of GameHouse. GameHouse is a developer, publisher and distributor of downloadable PC games. We believe the acquisition strengthened our position in the downloadable PC games market by combining the assets of GameHouse with our downloadable games distribution platform. The results of GameHouse’s operations are included in our unaudited condensed consolidated financial statements and related notes thereto since the date of acquisition.

Critical Accounting Policies and Estimates

     The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Estimating music publishing rights and music royalty accruals;

•	Estimating sales returns and the allowance for doubtful accounts;

•	Estimating losses on excess office facilities;

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;

•	Valuation of goodwill; and

•	Valuation of deferred income tax assets.

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

     Music Publishing Rights and Music Royalty Accruals. We must make estimates of amounts owed related to our music publishing rights and music royalties owed for our domestic and international music services. Material differences may result in the amount and timing of our expense for any period if our management made different judgments or utilized different estimates. Under copyright law, we may be required to pay licensing fees for digital sound recordings and compositions we deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to the current or historic sales of our digital music offerings. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While the Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.

     Sales Returns and the Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Similarly, we must make estimates of the uncollectibility of our accounts receivable. We specifically analyze the age of accounts receivable and analyze historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Significant judgments and estimates must be made and used in connection with establishing allowances for sales returns and the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we were to make different judgments or utilize different estimates.

     Accrued Loss On Excess Office Facilities. We have made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities could be significantly different from that recorded, which could have a material impact on our operating results. We have revised our original estimate three times in the last three years, increasing the accrual for loss on excess office facilities each time. The first two revisions were the result of changes in the market for commercial real estate where we operate. The third revision, which took place in 2003, was the result of adding an additional tenant at a sublease rate lower than the rate used in previous estimates. If the market for such space declines further in future periods or we are unable to sublease the space based on our current estimates, we may have to revise our estimates, which may result in additional losses on excess office facilities. The significant factors we considered in making our estimates are discussed in the section entitled “Loss on Excess Office Facilities.”

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

     If we were to determine that the fair value of a reporting unit was less than its carrying value, including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, we would measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of reporting unit goodwill. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, we would record an impairment charge for the difference. Judgment is required in determining what our reporting units are for the purpose of assessing fair value compared to carrying value. There were no impairments related to goodwill for any of the periods presented.

     Valuation of Deferred Income Tax Assets. In accordance with generally accepted accounting principles, we must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefits in the statement of operations. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macro-economic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our investments and other assets. As of March 31, 2005 and December 31, 2004, we had established valuation allowances equal to our net deferred tax assets.

Revenue by Segment

     We operate our business in two segments: Consumer Products and Services and Business Products and Services.

	Quarters Ended March 31,
	2005	2004	Change
	(Dollars in thousands)
Consumer Products and Services	$64,206	47,025	37%
Business Products and Services	12,366	13,365	(7)

Total net revenue	$76,572	60,390	27%

	Quarters Ended March 31,
	2005	2004
	(As a percentage of total net revenue)
Consumer Products and Services	84%	78
Business Products and Services	16	22

Total net revenue	100%	100

     Consumer Products and Services. Consumer Products and Services revenue is derived from sales of digital media subscription services, our RealPlayer Plus and other related products, sales and distribution of third party software products and services, sales of digital content such as games and music, and advertising. These products and services are sold primarily through the Internet, and payment is provided primarily by the Company charging the customers’ credit card at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased. Consumer Products and Services revenue increased in the quarter ended March 31, 2005 primarily due to: (1) growth in subscribers to our Rhapsody and RadioPass music subscription services and the related growth in revenue; (2) increased sales of individual tracks through our Rhapsody music subscription service and our RealPlayer Music Store; (3) growth in subscribers to our GamePass games subscription service and the related revenue; (4) growth in revenue related to our SuperPass digital media subscription service; (5) revenue related to our GameHouse product offerings, which we began selling after our January 2004 acquisition of GameHouse; and (6) revenue related to the sale of individual game licenses through our RealArcade service and our websites. These increases were partially offset by decreases in sales of our premium consumer license products and third party stand-alone subscription services. We believe the growth in our music and games subscription services is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements. While revenue related to our digital media subscription services has increased substantially on a year-over-year basis, the rate of growth has fluctuated on a quarterly basis. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate digital media subscription service revenue will grow, if at all, or the nature or potential impact of anticipated competition.

     Business Products and Services. Business Products and Services revenue is derived from the licensing of our media delivery system software, including Helix system software and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide and consulting services we offer to our customers. These products and services are primarily sold to corporate, government and educational customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered. Business Products and Services revenue decreased in the quarter ended March 31, 2005 due primarily to a decrease in sales of our system software to mobile and wireless infrastructure companies. We believe the decreases in sales of certain of our business software products in recent years have been substantially affected by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows NT operating system products, which we believe is an illegal practice. Our Business Products and Services revenue tends to be comprised of a number of larger transactions, which typically have lengthy and variable sales cycles. Due to the length and variability of these sales cycles and the size of the transactions, our sequential quarterly revenue has fluctuated based on the timing of the consummation of the related agreements. No assurance can be given when, or if, we will experience increased sales of our Business Products and Services segment to customers in these markets.

Consumer Products and Services Revenue

     A further analysis of our Consumer Products and Services revenue is as follows:

	Quarters Ended March 31,
	2005	2004	Change
	(Dollars in thousands)
Music	$22,243	11,940	86%
Video, consumer software and other	24,154	24,289	(1)
Games	12,189	6,755	80
Media properties	5,620	4,041	39

Total Consumer Products and Services revenue	$64,206	47,025	37%

     Music. Music revenue primarily includes revenue from our Rhapsody and RadioPass subscription services and sales of digital music content . The increase in Music revenue during the quarter ended March 31, 2005 is due primarily to; (1) growth in subscribers to our Rhapsody and RadioPass subscription services (we launched additional international versions of RadioPass during the quarter ended March 31, 2004) and the related revenue; and (2) revenue from the online sale of individual tracks through our Rhapsody subscription service and through our RealPlayer Music Store (sales through our RealPlayer Music Store began during the quarter ended March 31, 2004). We believe the continued growth of our Music revenue during the first quarter of 2005 is due primarily to the broader acceptance of paid online music services and increased focus of our marketing efforts on our music offerings.

     Video, Consumer Software and Other. Video, consumer software and other revenue includes primarily revenue from: our SuperPass and stand-alone premium video subscription services; RealPlayer Plus and related products, and revenue from support services that we sell to customers who purchase these products; and sales of third-party software products. Video, consumer software and other revenue decreased in the quarter ended March 31, 2005 primarily due to decreases in: (1) revenue from stand-alone subscription services; (2) revenue related to our premium consumer license products; and (3) revenue related to third party consumer license products. The decrease in revenue related to our premium consumer license products and third party consumer license products is due to both the effects of Microsoft’s conduct and a shift in our marketing and promotional efforts towards our music and games subscription services, which we believe represent a greater growth opportunity for us given current market conditions. These decreases were partially offset by an increase in revenue related to our SuperPass subscription service. This increase was due largely to a price increase in August 2004.

     Games. Games revenue primarily includes revenue from: game downloads through our RealArcade service and our GameHouse website; our GamePass subscription service; and advertising through service RealArcade and our games related websites. The increase in Games revenue during the quarter ended March 31, 2005 is due primarily to: (1) growth in subscribers and revenue to our GamePass subscription service; (2) revenue related to our GameHouse product offerings (subsequent to our acquisition of GameHouse in January 2004); and (3) and revenue related to the sale of individual game licenses through our RealArcade and our websites. Additionally, we believe the growth in our Games revenue is also due to the increased focus of our marketing efforts on our Games business and the addition of new game titles to our RealArcade and GamePass offerings.

     Media Properties. Media properties includes revenue from our distribution of third party products and all advertising other than that related directly to our games business. Media properties revenue increased in the quarter ended March 31, 2005 primarily due to: (1) increases in the distribution of certain third party products and the related revenue; and (2) revenue related to advertising through our websites.

Geographic Revenue

	Quarters Ended March 31,
	2005	2004	Change
	(Dollars in thousands)
United States	$57,757	43,963	31%
Europe	11,005	10,730	3
Rest of the world	7,810	5,697	37

Total net revenue	$76,572	60,390	27%

     Revenue generated in the United States increased for the quarter ended March 31, 2005 primarily due to the growth of our Music and Games businesses and increased revenue from distribution of third party products. See Consumer Products and Services Revenue - Games and — Music above for further discussion of the changes.

     International revenue increased for the quarter ended March 31, 2005 primarily due to the continued growth of our games business internationally, as well as our international RadioPass subscription service, since its introduction during 2004. These increases were partially offset by a decrease in revenue related to sales of our system software to mobile and wireless infrastructure companies. International revenue decreased as a percentage of overall revenue from 27% to 25% principally due to the strong growth of our overall U.S. consumer business, which resulted in our U.S. revenue growing at a faster rate than our International revenue.

Revenue

     In accordance with SEC regulations, we also present our revenue based on License Fees and Service Revenue as set forth below.

	Quarters Ended March 31,
	2005	2004	Change
	(Dollars in thousands)
License fees	$20,632	18,246	13%
Service revenue	55,940	42,144	33

Total net revenue	$76,572	60,390	27%

	Quarters Ended March 31,
	2005	2004
	(As a percentage of total net revenue)
License fees	27%	30
Service revenue	73	70

Total net revenue	100%	100

     License Fees. License fees primarily include: sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through OEM channels; revenue from sales of premium versions of our RealPlayer Plus and related products; sales of third-party products and content such as game downloads and digital music. License fees include revenue from both our Consumer and Business Products and Services segments. The increase in license fees for the quarter ended March 31, 2005 was primarily due to: (1) revenue from the online sale of individual tracks through our Rhapsody music subscription service and our RealPlayer Music Store (which we launched in January 2004); (2) revenue related to the sale of games content related to our GameHouse product offerings (subsequent to our acquisition of GameHouse in January 2004); and (3) revenue related to the sale of individual game licenses through our RealArcade service and our websites. These increases were partially offset by decreases in revenue from sales of our system software to mobile and wireless infrastructure companies as well as decreased sales of third party consumer license products. See “Revenue by Segment – Consumer Products and Services” and “Revenue by Segment – Business Products and Services” above for further detailed explanation of changes.

     Service Revenue. Service revenue primarily includes: revenue from digital media subscription services such as RealOne SuperPass, RadioPass, Rhapsody, GamePass and stand-alone and add-on subscriptions; revenue from support and maintenance services that we sell to customers who purchase our software products; revenue from broadcast hosting services; revenue from consulting services we offer to our customers; and revenue from distribution of third party software and advertising revenue. Service revenue includes revenue from both our Consumer and Business Products and Services segments. The increase in service revenue during the quarter ended March 31, 2005 was primarily attributable to: (1) growth in subscribers to our Rhapsody and RadioPass music subscription services and the related growth in revenue; (2) growth in subscribers to our GamePass subscription service and the related growth in revenue; (3) revenue related to our SuperPass subscription service, due in part to a price increase in August 2004; and (4) increases in the distribution of certain third party products and the related revenue. These increases were partially offset by a decrease in revenue related to sales of stand-alone subscription services. Our subscription services accounted for approximately $44.4 million and $32.1 million of service revenue during the quarters ended March 31, 2005 and 2004, respectively. The increases in subscription revenue are explained in more detail in “Revenue by Segment — Consumer Products and Services” above. We believe the decreased revenue in our other service offerings, including support and upgrades, are due primarily to the factors described above in “Revenue by Segment — Business Products and Services.”

Deferred Revenue

     Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, unearned subscription services and other prepayments for which the earnings process has not been completed. Deferred revenue at March 31, 2005 was $26.8 million compared to $30.9 million at December 31, 2004. The decrease in deferred revenue is primarily due to prepayments received under contracts occurring at a slower rate than recognition of revenue on existing contracts. The slower rate of prepayment receipts has been largely due to the decrease in new contracts in our Business Products and Services business segment in recent periods, which historically represented a significant portion of deferred revenue. We believe the decrease in new contracts in our Business Products and Services business segment results primarily from the conditions described in “Revenue by Segment – Business Products and Services” above. The decrease in prepayments under contracts was partially offset by an increase in deferred revenue from our digital media subscription services.

Cost of Revenue by Segment

	Quarters Ended March 31,
	2005	2004	Change
	(Dollars in thousands)
Consumer Products and Services	$22,563	24,481	(8)%
Business Products and Services	2,174	2,218	(2)

Total cost of revenue	$24,737	26,699	(7)

As a percentage of total net revenue	32%	44%

     Cost of Consumer Products and Services. Cost of Consumer Products and Services revenue includes cost of content, and delivery of the content included in our digital media subscription service offerings, royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment and support services. Cost of Consumer Products and Services revenue decreased as a percentage of Consumer Products and Services revenue from 52% to 35%. The decrease, in terms of percentage of revenue and absolute dollars, is due to: (1) the Loss on Content Agreement described below which resulted in a significant one-time expense in the quarter ended March 31, 2004; (2) the renegotiation of certain content agreements with more favorable financial terms and the discontinuation of certain content; and (3) lower royalties related to third party subscriptions due to the decrease in the related revenue. The decreases were partially offset by increases related to; (1) content costs associated with our Rhapsody and RadioPass subscription services; and (2) an increase in licensing costs associated with the online sale of individual tracks.

     Cost of Business Products and Services. Cost of Business Products and Services revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to third-party vendors for order fulfillment, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of Business Products and Services revenue for the quarter ended March 31, 2005 was consistent, as a percentage of Business and Products Services revenue as well as in absolute dollars, with the same period in 2004.

Cost of Revenue

	Quarters Ended March 31,
	2005	2004	Change
	(Dollars in thousands)
License fees	$8,334	6,210	34%
Service revenue	16,403	15,551	5
Loss on content agreement	—	4,938	N/A

Total cost of revenue	$24,737	26,699	(7)

As a percentage of total net revenue	32%	44%

     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees for the quarter ended March 31, 2005 increased as a percentage of license fees revenue from 34% to 40%. The increases were primarily due to increased licensing costs associated with the online sale of individual songs through our Rhapsody subscription service and our RealPlayer Music Store.

     Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of service revenue for the quarter ended March 31, 2005 increased 5% but decreased as a percentage of service revenue from 37% to 29%. The increase in costs was primarily due to increased costs of content included in our digital media subscription services, primarily Rhapsody and RadioPass. The content costs increased due to an increase in paying subscribers and the costs of adding new content to our services as well as an increase in costs associated with revenue from the Rhapsody service. The decrease in cost of service revenue as a percentage of service revenue was due to the renegotiation of certain content agreements and the discontinuation of certain content offerings related to our SuperPass subscription service.

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

Operating Expenses

Research and Development

	Quarters Ended March 31,
	2005	2004	Change
	(Dollars in thousands)
Research and development	$13,670	$12,251	12%
As a percentage of total net revenue	18%	20%

     Research and development expenses consist primarily of salaries and related personnel costs and consulting fees associated with product development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock-based compensation, increased in the quarter ended March 31, 2005 by 12% as compared to the increase in revenue of 27% during the same period. The decrease as a percentage of total net revenue was a result of research and development expenses increasing at a lower rate than the increase in our total net revenue.

Sales and Marketing

	Quarters Ended March 31,
	2005	2004	Change
	(Dollars in thousands)
Sales and marketing	$28,020	$22,203	26%
As a percentage of total net revenue	37%	37%

     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expense increased in the quarter ended March 31, 2005 primarily due to: (1) an increase in sales and marketing personnel and the related costs in order to support the continued growth in our Consumer Products and Services business; (2) an increase in payments made to third parties for referrals of new customers; and (3) increased advertising costs, including the advertising costs associated with our ongoing direct marketing programs. We expect that our sales and marketing expenses will increase as we shift the focus of our marketing efforts to our Consumer Products and Services business. Sales and marketing costs as a percentage of total net revenue remained consistent at 37% in both quarters.

General and Administrative

	Quarters Ended March 31,
	2005	2004	Change
	(Dollars in thousands)
General and administrative	$6,166	$6,821	(10)%
As a percentage of total net revenue	8%	11%

     General and administrative expenses consist primarily of salaries, related personnel costs, fees for professional, temporary services and contractor costs and other general corporate costs. General and administrative expenses, excluding non-cash stock-based compensation, decreased in the quarter ended March 31, 2005 primarily due to decreased litigation defense costs (not including antitrust litigation expenses) and decreased costs related to our efforts complying with the Sarbanes-Oxley Act of 2002, specifically Section 404. The decrease as a percentage of total net revenue from 11% to 8% was a result of our decreased costs as compared to the increase in our total net revenue.

Antitrust Litigation

     Antitrust litigation expense of $3.7 million and $2.3 million in the quarters ended March 31, 2005 and 2004, respectively, consists of legal fees, personnel costs, communications, equipment, technology and other professional services, incurred related to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union. Only costs that are directly attributable to these antitrust complaints are included.

Stock-Based Compensation

     Stock-based compensation expense represents restricted stock and assumption of stock options in our acquisitions. Stock-based compensation was not significant for the quarter ended March 31, 2005 and $0.3 million for the quarter ended March 31, 2004.

Other Income (Expense), Net

	Quarters Ended March 31,
	2005	2004	Change
	(Dollars in thousands)
Interest income, net	$2,016	860	134%
Equity in net losses of MusicNet	(1,066)	(1,115)	(4)
Other, net	(191)	90	(312)

Other income (expense), net	$759	(165)	560%

     Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, which are net of interest expense due to the amortization of offering costs related to our convertible debt, equity in net loss of MusicNet, Inc. (“MusicNet”) and impairment of certain equity investments. Other income (expense), net increased in the quarter ended March 31, 2005 primarily due to an increase in interest income due to rising effective interest rates on our investment balances.

     Our investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, is accounted for under the equity method of accounting. As a result, we record in our statement of operations our equity share in MusicNet’s net loss, which was $1.1 million during the quarters ended March 31, 2005 and 2004. In 2003, MusicNet raised additional capital from its investors to fund its business. In connection with this fund raising, we contributed additional capital in the amount of $3.0 million for which we received convertible notes that are convertible into additional shares of MusicNet capital stock. Based on the nature and terms of the convertible notes, for purposes of calculating our equity in net loss of MusicNet for the quarters ended March 31, 2005 and 2004, the convertible notes were treated on an “as if” converted basis. As a result, the losses recorded by us for the quarters ended March 31, 2005 and 2004, represent approximately 36.1% and 36.9, respectively, of MusicNet’s net loss. As of March 31, 2005 and 2004, our ownership interest in outstanding shares of capital stock of MusicNet was approximately 24.9% and 25.5%, respectively. The carrying value of our investment was not significant at March 31, 2005.

     On April 12, 2005, we disposed of all of our preferred shares and convertible notes in MusicNet to a private equity firm, Baker Capital, in connection with the acquisition of MusicNet by Baker Capital. We received approximately $7.3 million of cash proceeds in connection with the closing of the transaction and may have the right to receive up to an additional $2.7 million in cash upon the expiration of escrow arrangements, which expire within approximately one year of the transaction date, established as part of the transaction.

     We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of several companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances at March 31, 2005, the Company determined that there were no other-than-temporary declines in fair value for the quarter then ended.

     As of March 31, 2005, we owned marketable equity securities of J-Stream, a Japanese digital media services company. We own approximately 14% of the outstanding shares and this investment is accounted for as an available-for-sale security. The market value of these shares has significantly increased from our original cost of approximately $1.0 million, resulting in a carrying value of $36.5 million and $33.1 million at March 31, 2005 and December 31, 2004, respectively. The increase over our cost basis, net of tax effects is $18.6 million and $15.2 million at March 31, 2005 and December 31, 2004, respectively, and is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude can be realized through the disposition of these shares.

Income Taxes

     We recognized income tax expense of $0.1 million for the quarters ended March 31, 2005 and 2004, respectively. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. At March 31, 2005 and December 31, 2004, we recorded a valuation allowance that reduces our net deferred tax assets to zero.

Impact of Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. We are required to adopt the provisions of SFAS 123R in the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” (Note 1 (l)) for the pro forma net loss and net loss per share amounts, for the quarters ended March 31, 2005 and 2004, as if we had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expects the adoption to have a material impact on the consolidated statements of operations and comprehensive income (loss) and net income (loss) per share.

Liquidity and Capital Resources

     Net cash provided by operating activities was $7.9 million and $2.2 million for the quarter ended March 31, 2005 and 2004, respectively. Net cash provided by operating activities in 2005 was primarily the result of: (1) net income of $0.8 million; (2) net changes in certain operating assets and liabilities of $6.2 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period; (3) a decrease in deferred revenue of $2.1 million; (4) depreciation and amortization of $3.6 million; (5) payments related to the accrued loss on excess office facilities and content agreement of $1.9 million; and (6) equity in net losses of MusicNet of $1.1 million. Net cash provided by operating activities in 2004 was the result of a net loss of $10.4 million offset by net changes in certain assets and liabilities of $6.0 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period, depreciation and amortization of $3.4 million, loss on content agreement of $4.9 million, payments related to the accrued loss on excess office facilities of $3.0 million, and equity in net losses of MusicNet of $1.1 million.

     Net cash provided by investing activities was $1.0 million and $41.0 million for the three months ended March 31, 2005 and 2004, respectively. Net cash provided by investing activities in 2005 was primarily due to net sales and maturities of short-term investments, purchases of equipment and leasehold improvements, intangible assets and purchases of cost-based investments. Net cash provided by investing activities in 2004 was primarily due to net sales and maturities of short-term investments offset by the payment of acquisition costs and purchases of equipment and leasehold improvements.

     Net cash provided by financing activities was $1.5 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively. Net cash provided by financing activities in both periods was mainly related to proceeds from the exercise of stock options.

     In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. Any purchases of common stock under our share repurchase program will be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. There were no repurchases during the quarter ended March 31, 2005 or during the year ended December 31, 2004. From the inception of the repurchase program through March 31, 2005, we had repurchased approximately 9.1 million shares at an average cost of $4.64 per share. We currently intend to continue our stock repurchase program, of which there is approximately $7.6 million remaining, depending on market conditions and other factors until we reach the $50 million limit authorized by our Board of Directors, which will be a further use of cash.

     We currently have no planned significant capital expenditures for the remainder of 2005 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

     At March 31, 2005, we had approximately $389.3 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

     We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros (for Germany and France), pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in either of the quarters ended March 31, 2005 and 2004.

Off-Balance Sheet Agreements

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

     Risks Related to Our Consumer Products and Services Business

We have a relatively limited operating history with our online consumer products and services businesses, which make it difficult to evaluate our business.

     We have a relatively limited history operating with our online Consumer Products and Services businesses, including our subscription businesses, which now represent over 80% of our revenue. As a result, we have limited financial results from these businesses on which you can assess our future prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving businesses. Our Consumer Products and Services revenue and subscriber/user base have grown relatively rapidly in the early phases of the development of these businesses. If these businesses continue to grow, the growth rates we have experienced to date are unlikely to be sustainable.

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

     We must continue to obtain compelling digital media content for our video, music and games subscription services in order to maintain and increase subscriptions and subscription service revenue and overall customer satisfaction for these products. In some cases, we have had to pay substantial fees to obtain premium content. In particular, we have had to pay substantial fees to obtain premium video content even though we have limited experience determining what video content will be successful with current and prospective customers. In addition, certain of our content licensing agreements have high fixed costs associated with them, and we have decided not to renew certain of these agreements in recent periods. If we cannot obtain premium digital content for any of our digital content subscription services on commercially reasonable terms, or at all, our business will be harmed.

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

     Royalty rates associated with streaming musical compositions in the U.S. and abroad are not fully established with respect to public performances and, if required, reproductions. Public performance licenses are negotiated individually, and we have not yet agreed to rates with all of the performing rights societies for all of our music streaming activities. We may be required to pay a rate that is higher than we expect, or the issue may be submitted to a “Rate Court” for judicial determination. We have a license agreement with the Harry Fox Agency, an agency that represents music publishers, to use musical compositions as required in the creation and delivery of on-demand streams, but this license agreement does not include a rate. The license agreement anticipates industry-wide agreement on rates, or, if no industry-wide agreement can be reached, determination by a copyright arbitration royalty panel (“CARP”), an administrative judicial proceeding supervised by the United States Copyright Office. If the rates agreed to or determined by a CARP are higher than we expect, this expense could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined, and may be higher than our current estimates.

Our consumer businesses face substantial competitive challenges that may prevent us from being successful in those businesses.

     Music. Our online music service offerings face significant competition from traditional offline music distribution competitors and from other online digital music services. Some of these competing services have spent substantial amounts on marketing and have received significant media attention, including Apple’s iTunes music download service and Napster’s online music subscription service. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and MSN services, and we also expect increasing competition from online retailers such as Amazon.com and WalMart.com and from Internet portals like Yahoo!, which recently acquired MusicMatch, a provider of personalized music software and services. Our current music service offerings may not be able to compete effectively in this highly competitive market.

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

     Games. Our RealArcade service competes with other online distributors of downloadable PC games focused on the non-core, or casual, segment of the games market. Some of these distributors have high volume distribution channels and greater financial resources than us, including Yahoo! Games, MSN Gamezone, Pogo.com and Shockwave. We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our games distribution business or that we will be able to remain competitive in the downloadable games category in the future. We also own and operate GameHouse, a developer of downloadable PC games that competes with other developers of downloadable games for the non-core segment of the market.

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

     There are other risks associated with our Harmony technology, including the risk that Apple will continue to modify its technology to “break” the interoperability that Harmony provides to consumers, which Apple has done in connection with the release of certain new products. If Apple chooses to continue this course of action, Harmony may no longer work with Apple’s products, which could harm our business and reputation, or we may be forced to incur additional development costs to refine Harmony to make it interoperate again. Although we believe our Harmony technology is legal, there is no assurance that a court would agree with our position. If Apple decides to commence litigation against us in order to prevent interoperation with its products, we may be forced to spend money defending their legal challenge, which could harm our operating results.

The success of our music services depend, in part, on interoperability with our customer’s music playback hardware.

     In order for our Rhapsody service and our RealPlayer Music Store to continue to be successful we must design our service to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable digital audio players, and PCs. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our business and design objectives. To date, Apple has not agreed to design its popular iPod line of portable digital audio players to function with our music services and users of our music services must rely on our Harmony technology for interoperability with iPods. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, either through relationships with manufacturers or through our Harmony technology, our business will be harmed.

We may not be able to successfully operate our software game development business because it is a new business for us, and certain distribution partners for our game development business compete with other products and services we offer.

     In 2004, we acquired GameHouse, a developer of downloadable PC games. Game development is a new business for us, and we may not be able to successfully develop and market software games in the future. In addition, certain competitors of our RealArcade service also distribute and promote games developed by GameHouse. No assurance can be made that these distributors will continue to distribute and promote games in the same manner as a result of our acquisition of GameHouse.

Risks Related to Our Business Products and Services Business

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

Risks Related to Our Business in General

We have a history of losses, and we cannot be sure that we will be able to return to profitability in the future.

     We have incurred significant losses since our inception. As of March 31, 2005, we had an accumulated deficit of approximately $302 million. We have had net losses for each year subsequent to the year ended December 31, 1999, and we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. In addition, we devote significant resources to developing and enhancing our technology and to selling, marketing and obtaining content for our products and services. As a result, we will need to generate significant revenue to be profitable in the future.

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

     The success of our products and services depends upon our products’ support for a variety of media formats and wireless data formats. Technical formats and consumer preferences may change over time, and we may be unable to adequately address consumer preferences or fulfill the market demand for new and evolving formats. We may not be able to license technologies, like codecs or digital rights management technology, that obtain widespread consumer and developer use, which would harm consumer and developer acceptance of our products and services. In addition, our codecs and formats may not continue to be in demand or as desirable as other third party codecs and formats, including codecs and formats created by Microsoft or industry standard formats created by MPEG.

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

     Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company and difficulties in retaining key management or employees of the acquired company;

•	diversion of management’s attention from other business concerns and the potential disruption of our ongoing business;

•	impairment of relationships with employees, affiliates, advertisers or content providers of our business or the acquired business;

•	the assumption of known and unknown liabilities of the acquired company, including intellectual property claims; and

•	entrance into markets in which we have no direct prior experience.

     We acquired Listen in 2003 and the operations associated with Listen have remained in San Francisco. This is our first experience operating and integrating a substantial acquired business in a remote location. The geographic separation could increase the operational risks described above. We also acquired GameHouse, Inc. in 2004. The acquisition of GameHouse is our first attempt to operate and manage a content creation business. We may not be successful in operating this type of business, which could harm our business and our prospects.

Acquisition-related costs could cause significant fluctuation in our net income (loss).

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

     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires a company to recognize, as an expense, the fair value of stock options and other stock-based compensation beginning in the quarter ending September 30, 2005. In April 2005, the Securities and Exchange Commission issued “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment”, which amends the compliance date with regard to SFAS 123R to annual periods beginning on or after June 15, 2005, which would result in our recognizing the related expense starting in the quarter ending March 31, 2006. We will be required to record an expense for our stock-based compensation plans using the fair value method as described in SFAS 123R, which will result in significant and ongoing accounting charges. Stock options are also a key part of the compensation packages that we offer our employees. If we are forced to curtail our broad-based option program due to these additional charges, it may become more difficult for us to attract and retain employees.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

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

     Washington law imposes restrictions on some transactions between a corporation and certain significant shareholders. The foregoing provisions of our charter documents, shareholder rights plan, our agreement with Mr. Glaser, our zero coupon convertible subordinated notes and Washington law, as well as our charter provisions that provide for a classified board of directors and the availability of “blank check” preferred stock, could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future for our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, investors may lose confidence in our financial reporting and the trading price of our stock could be harmed. In addition, we are in an on-going process of complying with requirements resulting from the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions of Section 404 of SOX that establish requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. In 2004, we devoted significant financial and other resources to review and strengthen our internal controls in advance of complying with the Section 404 requirements and we expect to continue to devote resources in 2005 to maintain compliance. The requirements and processes associated with Section 404 are new and untested and we cannot be certain that the measures we have taken will be sufficient to meet the Section 404 requirements or that we will be able to implement and maintain adequate controls over our financial processes and reporting in the future. Moreover, we cannot be certain that the costs associated with such measures will not exceed our estimates, which could impact our overall level of profitability. Any failure to meet the Section 404 requirements or to implement required new or improved controls, or difficulties or unanticipated costs encountered in their implementation, could cause investors to lose confidence in our reported financial information or could harm our financial results, which could have a negative effect on the trading price of our stock.

Our stock price has been volatile in the past and may continue to be volatile.

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended March 31, 2005, the price of our common stock ranged from $7.27 to $4.39 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results or changes in financial estimates or recommendations by securities analysts, as well as any of the other risk factors described above.

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

Special Note Regarding Forward-Looking Statements

     We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	the future development and growth of, and opportunities for, premium digital audio and video content online and our music and games subscription services;

•	anticipated effects of the increased adoption of broadband on consumers use and purchase of digital media over the Internet;

•	competition from existing and new competitors in each of our markets, and our ability to compete with such competitors;

•	anticipated future competitive activities of Apple and Microsoft, and the anticipated results of those activities;

•	the continued growth of our total revenues in 2005;

•	the impact of antitrust litigation expenses on our operating results;

•	anticipated fluctuation in our online content subscriber base and revenue;

•	anticipated fluctuations in our revenue and cost of service revenue;

•	anticipated future increases in our sales and marketing expenses;

•	anticipated effects of potential content acquisition transactions;

•	our future activities under our stock repurchase program;

•	future capital needs and capital expenditures;

•	the future impact of a sudden change in market interest rates on our operating results and cash flows;

•	the impact and duration of current litigation in which we are involved, including our suit with Microsoft for alleged antitrust violations;

•	the impact of SFAS 123R on our consolidated statements of operations;

•	the likelihood of, and the likely effect and costs of, potential future litigation involving us;

•	anticipated consolidation and strategic partnering activities in our markets; and

•	potential future charges relating to excess facilities, impairment of assets and reduction in value of investments.

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

     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality securities as specified in our investment policy guidelines. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a falling rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There has been no material change in our investment methodology regarding our cash equivalents and short-term investments in 2005, and as such, the descriptions under the captions “Interest Rate Risk” remain unchanged from those included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Investment Risk. As of March 31, 2005, we had investments in voting capital stock of both publicly- and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly-traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Equity price fluctuations of plus or minus 10% of prices at March 31, 2005 would have had an impact of approximately $3.7 million on the value of our investments in publicly-traded companies at March 31, 2005, related primarily to our investment in J-Stream, a publicly-traded Japanese company.

     Foreign Currency Risk. International revenue accounted for approximately 25% of total net revenue for the quarter ended March 31, 2005. Our international subsidiaries incur most of their expenses in their respective local currencies. Accordingly, all foreign subsidiaries use their local currency as their functional currency.

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

     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters ended March 31, 2005 and 2004.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were sufficiently effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In December 2003, the Company filed suit against Microsoft Corporation in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws. The Company alleged that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. Microsoft has filed an answer denying the claims and raising a variety of defenses. The Company believes it has a strong case and intends to vigorously pursue the litigation. If successful, the Company may be entitled to receive both monetary and injunctive relief from Microsoft. The Company expects that the litigation will carry on for several years before it can be resolved through trial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) Between January 1, 2005 and March 31, 2005, the Company has issued and sold unregistered securities as follows:

(1)	On March 31, 2005, the Company issued an aggregate of 2,983 shares of Common Stock to three non-employee directors as compensation for board service during the first quarter of 2005 pursuant to the RealNetworks, Inc. Director Compensation Stock Plan. The aggregate value of the shares was approximately $12,242. The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.

Item 6. Exhibits

Exhibits Required by Item 601 of Regulation S-K:

Exhibit Number	Description
31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2005.

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