Form 10-Q
period 2005-06-30
REALNETWORKS INC
filed 2005-08-09
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Yes ☑ No ☐
The number of shares of the registrant’s Common Stock outstanding as of July 31, 2005 was 171,752,680.

RealNetworks, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$363,230	363,621
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	15,818	14,501
Prepaid expenses and other current assets	5,156	8,196

Total current assets	384,204	386,318

Equipment and leasehold improvements, at cost:
Equipment and software	50,721	45,324
Leasehold improvements	26,141	25,015

Total equipment and leasehold improvements	76,862	70,339
Less accumulated depreciation and amortization	46,235	41,508

Net equipment and leasehold improvements	30,627	28,831

Restricted cash equivalents	18,813	20,151
Notes receivable from related parties	14	106
Equity investments	41,577	36,588
Other assets	2,793	2,908
Goodwill, net	130,581	119,217
Other intangible assets, net	10,041	8,383

Total assets	$618,650	602,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,962	10,219
Accrued and other liabilities	56,771	50,033
Deferred revenue, current portion	25,532	30,307
Accrued loss on excess office facilities and content agreement, current portion	6,915	8,160

Total current liabilities	104,180	98,719

Deferred revenue, non-current portion	237	548
Accrued loss on excess office facilities and content agreement, non-current portion	16,363	19,017
Deferred rent	3,640	3,413
Convertible debt	100,000	100,000
Other long-term liabilities	200	—
Commitments (Note 8)
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value
Authorized 1,000,000 shares; issued and outstanding 171,472 shares in 2005 and 170,626 shares in 2004	171	171
Additional paid-in capital	672,141	668,752

Notes receivable from shareholder	—	(10)
Deferred stock compensation	(63)	(147)
Accumulated other comprehensive income	18,808	14,589
Accumulated deficit	(297,027)	(302,550)

Total shareholders’ equity	394,030	380,805

Total liabilities and shareholders’ equity	$618,650	602,502

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenue (A)	$82,686	65,473	159,258	125,863
Cost of revenue (B)	24,841	21,735	49,578	43,496
Loss on content agreement	—	—	—	4,938

Gross profit	57,845	43,738	109,680	77,429

Operating expenses:
Research and development (excluding non-cash stock-based compensation, of $29 and $65 for the quarter and six months ending June 30, 2005, respectively, and $121 and $295 for the comparable periods during 2004, included below)	15,292	13,219	28,962	25,470
Sales and marketing	35,044	23,247	63,064	45,450
General and administrative (excluding non-cash stock-based compensation of $19 for the quarter and six months ending June 30, 2005 and $92 and $184 for the comparable periods during 2004, included below)	7,898	8,599	14,064	15,420
Antitrust litigation	4,650	2,756	8,394	5,077
Stock-based compensation	48	213	84	479

Total operating expenses	62,932	48,034	114,568	91,896

Operating loss	(5,087)	(4,296)	(4,888)	(14,467)

Other income (expense), net:
Interest income, net	2,579	800	4,595	1,660

Equity in net loss of MusicNet	(2)	(1,019)	(1,068)	(2,134)
Gain on sale of MusicNet	7,590	—	7,590	—
Other, net	(209)	10	(400)	100

Other income (expense), net	9,958	(209)	10,717	(374)

Net income (loss) before income taxes	4,871	(4,505)	5,829	(14,841)
Income tax provision	(162)	(113)	(306)	(215)

Net income (loss)	$4,709	(4,618)	5,523	(15,056)

Basic net income (loss) per share	$0.03	(0.03)	0.03	(0.09)
Diluted net income (loss) per share	$0.03	(0.03)	0.03	(0.09)
Shares used to compute basic net income (loss) per share	171,393	168,846	171,171	167,930
Shares used to compute diluted net income (loss) per share	184,816	168,846	184,752	167,930
Comprehensive income (loss):
Net income (loss)	$4,709	(4,618)	5,523	(15,056)
Unrealized gain on investments:
Unrealized holding gains	2,147	4,425	5,510	5,734
Adjustments for losses reclassified to net loss	—	—	—	(53)
Foreign currency translation losses	(1,186)	(21)	(1,291)	(214)

Comprehensive income (loss)	$5,670	(214)	9,742	(9,589)

(A) Components of net revenue:
License fees	$20,377	17,136	41,009	35,382
Service revenue	62,309	48,337	118,249	90,481

	$82,686	65,473	159,258	125,863

(B) Components of cost of revenue:
License fees	$7,888	6,745	16,222	12,955
Service revenue	16,953	14,990	33,356	30,541

	$24,841	21,735	49,578	43,496

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,523	(15,056)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,674	6,979
Stock-based compensation	84	479
Equity in net losses of MusicNet	1,068	2,134
Net change in accrued loss on excess office facilities and content agreement	(3,899)	528
Loss on disposal of equipment	139	176
Gain on sale of equity investments	(7,590)	(66)
Other	33	—
Net change in certain operating assets and liabilities	7,718	6,146

Net cash provided by operating activities	10,750	1,320

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(5,965)	(4,688)
Purchases of intangible assets	(1,000)	—
Purchases of short-term investments	(67,451)	(205,559)
Proceeds from sales and maturities of short-term investments	91,743	221,558
Decrease (increase) in restricted cash equivalents	1,338	(198)
Proceeds from sale of equity investment	7,207	77
Purchases of cost based investments	(647)	—
Payment of acquisition costs, net of cash acquired	(14,615)	(10,477)

Net cash provided by investing activities	10,610	713

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	3,370	4,155
Repayment of long-term note payable	(648)	—

Net cash provided by financing activities	2,722	4,155

Net effect of exchange rate changes on cash and cash equivalents	(281)	(275)

Net increase in cash and cash equivalents	23,801	5,913

Cash and cash equivalents at beginning of period	219,426	198,028

Cash and cash equivalents at end of period	243,227	203,941
Short-term investments at end of period	120,003	159,286

Total cash, cash equivalents and short-term investments at end of period	$363,230	363,227

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration in business combinations:
Common stock and options issued in business combination	$—	20,901

Accrued acquisition costs	$91	110

Long-term notes payable acquired in business combination	$863	—

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
     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2005. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(c) Cash, Cash Equivalents and Short-Term Investments
     Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$243,227	219,426
Short-term investments	120,003	144,195

Total cash, cash equivalents and short-term investments	$363,230	363,621

Restricted cash equivalents	$18,813	20,151

     Restricted cash equivalents at June 30, 2005 represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters, and (c) cash equivalents of approximately $1.5 million pledged as collateral against guaranteed minimum payments under a discontinued content agreement.
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

(d) Notes Receivable from Related Parties and Shareholder
     Notes receivable from related parties are carried at the estimated net realizable value and consist of cash loans made in 2000 by Listen.com, Inc. (Listen), a company acquired by RealNetworks in 2003, to a certain former officer of Listen. As of June 30, 2005, one note was outstanding and is due in September 2005 with an interest rate of 6.10%. The other note receivable from a related party was due in February 2005, bore an interest rate of 6.6% and was satisfied in April 2005. No amounts were outstanding related to this note at June 30, 2005. Both notes were outstanding at December 31, 2004.
     Note receivable from shareholder was carried at the net realizable value and consisted of a full recourse note issued as consideration for the exercise of Listen stock options by an individual that was an employee of the Company through December 2004 and was an employee of Listen on the date of issuance. The note bore interest at a rate of 5.28% and was due seven years from the date of issuance. The note receivable from shareholder was outstanding at December 31, 2004 and was satisfied in March 2005. No amounts were outstanding related to this note at June 30, 2005.
(e) Investments
     The Company has certain investments that are accounted for under the cost method of accounting. The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence and for which the related securities do not have a quoted market price.
     The Company’s investment in MusicNet, Inc. (MusicNet) was accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss was included in the Company’s consolidated operating results. In certain cases where the Company had loaned the investee funds, the Company may have recorded more than its relative equity share of the investee’s losses.
(f) Other Assets
     Other assets primarily consist of offering costs and other long-term deposits. The Company incurred the offering costs as a result of its convertible debt offering. These costs are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over a five year period.
(g) Other Intangible Assets, net
     Other intangible assets, net primarily consist of trade names, technology, customer and distributor relationships and patents that were acquired through certain of the Company’s acquisitions, as well as other purchased technology. The intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to five years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that may indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.
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

     The share count used to compute basic and diluted net income (loss) per share is calculated as follows (in thousands):

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	171,393	169,028	171,171	168,134
Less restricted shares	—	(182)	—	(204)

Shares used to compute basic net income (loss) per share	171,393	168,846	171,171	167,930

Dilutive potential common shares
Stock options	2,673	—	2,831	—
Convertible debt	10,750	—	10,750	—

Shares used to compute diluted net income (loss) per share	184,816	168,846	184,752	167,930

     Approximately 24.8 million of common shares potentially issuable from stock options for the quarter and six months ended June 30, 2005, are excluded from the calculation of diluted net income per share because the exercise price was greater than the average market price of the common stock for the respective period. Potential dilutive securities outstanding were not included in the computation of diluted net loss per common share for the quarter and six months ended June 30, 2004, because to do so would have been anti-dilutive. Potential dilutive securities for the quarter and six months ended June 30, 2004 included options to purchase approximately 35.3 million common shares, and approximately 10.8 million contingently issuable shares related to convertible debt.
(j) Derivative Financial Instruments
     During the quarter ended June 30, 2005, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they do not meet the criteria for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended.
     At June 30, 2005, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value
British Pounds (“GBP”)
(contracts to receive GBP/pay US$)	(GBP)	575	$1,037	$—
     At December 31, 2004, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value
British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP)	780	$1,502	$(1)
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR)	2,650	$3,527	$(88)
Japanese Yen (“YEN”) (contracts to receive YEN/pay US$)	(YEN)	123,000	$1,168	$27
     No derivative instruments designated as hedges for accounting purposes were outstanding at June 30, 2005 or December 31, 2004.
(k) Accumulated Other Comprehensive Income
     The Company’s accumulated other comprehensive income at June 30, 2005 and December 31, 2004 consisted of net income (loss), net unrealized gains on investments and the net amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains and losses on investments has been taken into account if applicable. The components of accumulated other comprehensive income are as follows (in thousands):

	June 30,	December 31,
	2005	2004
Unrealized gains on investments, net of taxes of $16,916 in 2005 and 2004	$20,415	14,905
Foreign currency translation adjustments	(1,607)	(316)

Total accumulated other comprehensive income	$18,808	14,589

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
     The Company recognizes compensation cost related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). At June 30, 2005, the Company has two stock-based employee compensation plans. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$4,709	(4,618)	5,523	(15,056)
Plus: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	48	213	84	479
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,471)	(5,679)	(6,414)	(12,327)

Pro forma net income (loss)	$2,286	(10,084)	(807)	(26,904)

Net income (loss) per share:
Basic — as reported	$0.03	(0.03)	0.03	(0.09)
Diluted — as reported	$0.03	(0.03)	0.03	(0.09)

Basic — pro forma	$0.01	(0.06)	(0.00)	(0.16)
Diluted — pro forma	$0.01	(0.06)	(0.00)	(0.16)
(m) Recently Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R in the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” (Note 1 (l)) for the pro forma net loss and net loss per share amounts, for quarters and six months ended June 30, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a material impact on the consolidated statements of operations and comprehensive income (loss) and net income (loss) per share.

(n) Reclassifications
     Certain reclassifications have been made to the June 30, 2004 unaudited condensed consolidated financial statements, and footnotes thereto, to conform to the June 30, 2005 presentation.
NOTE 2 — SEGMENT INFORMATION
     The Company began measuring its business by segments beginning in the quarter ended March 31, 2004, and operates in two business segments: Consumer Products and Services and Business Products and Services, for which the Company receives revenue from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, Executive and Senior Vice Presidents, General Counsel, and the Company’s Chief Strategy Officer. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Consumer Products and Services segment and Business Products and Services segment and, therefore, the Company reports these as operating segments as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information”.
     The Company’s customers consist primarily of individual consumers and business customers located in the United States and various foreign countries. Net revenue by geographic region is as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
United States	$63,443	50,949	121,200	94,912
Europe	11,605	9,101	22,610	19,831
Rest of the world	7,638	5,423	15,448	11,120

Total net revenue	$82,686	65,473	159,258	125,863

The Company’s segment revenue is defined as follows:

•	Consumer Products and Services, which primarily include revenue from: digital media subscription services such as RealOne SuperPass, Rhapsody, RadioPass, GamePass and stand-alone and add-on subscriptions; sales and distribution of third party products and services; sales of digital content such as music and game downloads; sales of premium versions of the Company’s RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet, and payment is provided primarily by the Company charging the customers’ credit card at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.

•	Business Products and Services, which primarily include revenue from: sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; support and maintenance services that we sell to customers who purchase the Company’s software products; broadcast hosting services; and consulting services we offer to our customers. These products and services are primarily sold to corporate customers.

Net revenue by segment is as follows (in thousands):

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Consumer Products and Services	$70,593	53,743	134,799	100,768
Business Products and Services	12,093	11,730	24,459	25,095

Total net revenue	$82,686	65,473	159,258	125,863

     Consumer Products and Services revenue is comprised of the following (in thousands):

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Music	$24,135	14,954	46,378	26,894
Video, consumer software and other	24,607	23,715	48,761	48,004
Games	13,648	8,352	25,837	15,107
Media Publishing	8,203	6,722	13,823	10,763

Total Consumer Products and Services revenue	$70,593	53,743	134,799	100,768

     Consumer Products and Services revenue is comprised of the following (in thousands):

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Consumer subscription services	$47,821	35,459	92,221	67,532
Consumer software and related services	22,772	18,284	42,578	33,236

Total Consumer Products and Services revenue	$70,593	53,743	134,799	100,768

     Long-lived assets, net by geographic region are as follows (in thousands):

	June 30,	December 31,
	2005	2004
United States	$156,036	155,844
Europe	14,855	176
Rest of world	358	411

Total long-lived assets, net	$171,249	156,431

     Goodwill, net is assigned to the Company’s segments as follows (in thousands):

	June 30,	December 31,
	2005	2004
Consumer Products and Services	$122,766	111,402
Business Products and Services	7,815	7,815

Total goodwill, net	$130,581	119,217

     Reconciliation of segment operating income (loss) to net income (loss) before income taxes is as follows (in thousands):

	Consumer Products	Business Products
For the Quarter Ended June 30, 2005	and Services	and Services	Reconciling Amounts	Consolidated
Net revenue	$70,593	12,093	—	82,686
Cost of revenue	22,800	2,041	—	24,841

Gross profit	47,793	10,052	—	57,845
Antitrust litigation	—	—	4,650	4,650
Stock-based compensation	—	—	48	48

Other operating expenses	45,807	12,427	—	58,234

Operating income (loss)	1,986	(2,375)	(4,698)	(5,087)
Total non-operating income, net	—	—	9,958	9,958

Net income (loss) before income taxes	$1,986	(2,375)	5,260	4,871

	Consumer Products	Business Products
For the Six Months Ended June 30, 2005	and Services	and Services	Reconciling Amounts	Consolidated
Net revenue	$134,799	24,459	—	159,258
Cost of revenue	45,363	4,215	—	49,578

Gross profit	89,436	20,244	—	109,680
Antitrust litigation	—	—	8,394	8,394
Stock-based compensation	—	—	84	84

Other operating expenses	81,949	24,141	—	106,090

Operating income (loss)	7,487	(3,897)	(8,478)	(4,888)
Total non-operating income, net	—	—	10,717	10,717

Net income (loss) before income taxes	$7,487	(3,897)	2,239	5,829

	Consumer Products	Business Products
For the Quarter Ended June 30, 2004	and Services	and Services	Reconciling Amounts	Consolidated
Net revenue	$53,743	11,730	—	65,473
Cost of revenue	19,713	2,022	—	21,735
Loss on content agreement	—	—	—	—

Gross profit	34,030	9,708	—	43,738
Antitrust litigation	—	—	2,756	2,756
Stock-based compensation	—	—	213	213
Other operating expenses	31,251	13,814	—	45,065

Operating loss	2,779	(4,106)	(2,969)	(4,296)
Total non-operating expenses, net	—	—	(209)	(209)

Net loss before income taxes	$2,779	(4,106)	(3,178)	(4,505)

	Consumer Products	Business Products
For the Six Months Ended June 30, 2004	and Services	and Services	Reconciling Amounts	Consolidated
Net revenue	$100,768	25,095	—	125,863
Cost of revenue	39,256	4,240	—	43,496
Loss on content agreement	4,938	—	—	4,938

Gross profit	56,574	20,855	—	77,429
Antitrust litigation	—	—	5,077	5,077
Stock-based compensation	—	—	479	479
Other operating expenses	59,740	26,600	—	86,340

Operating loss	(3,166)	(5,745)	(5,556)	(14,467)
Total non-operating expenses, net	—	—	(374)	(374)

Net loss before income taxes	$(3,166)	(5,745)	(5,930)	(14,841)

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
NOTE 3 — ACQUISITION
     On May 6, 2005, the Company acquired all of the outstanding securities of Mr. Goodliving Ltd., (Mr. Goodliving) in exchange for approximately $15.6 million in cash payments. Included in the purchase price is $0.5 million in estimated acquisition-related expenditures consisting primarily of professional fees. In addition, the Company may be obligated to pay up to $1.6 million over a four-year period to certain Mr. Goodliving employees in the form of a management incentive plan if certain performance criteria are achieved. Such amounts are not included in the aggregate purchase price and, to the extent earned, will be recorded as compensation expense over the related employment periods. The accrued compensation cost related to this plan was approximately $0.1 million at June 30, 2005 and is included in the unaudited condensed consolidated balance sheet in accrued and other liabilities.

     Mr. Goodliving, which is located in Helsinki, Finland, is a developer and publisher of mobile games. The Company believes that combining Mr. Goodliving’s assets and distribution network with RealNetworks’ downloadable, PC-based games assets and distribution platform will enhance the Company’s entry into the mobile games market. The results of Mr. Goodliving’s operations are included in RealNetworks’ consolidated financial statements starting from the date of acquisition.
     A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$15,089
Estimated direct acquisition costs	534

Total	$15,623

     The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by a third party appraisal at the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $12.2 million.
     A summary of the allocation of the purchase price follows (in thousands):

Current assets	$1,624
Property and equipment	10
Technology/Games	1,460
Tradenames/Trademarks	400
Distributor/Customer Relationships	1,500
Goodwill	12,248
Current liabilities	(756)
Long-term notes payable	(863)

Net assets acquired	$15,623

     Technology/Games have a weighted average estimated useful life of two years. Tradenames and trademarks have a weighted average estimated useful life of four years. Distributor and customer relationships have a weighted average estimated useful life of five years.
NOTE 4 — OTHER INVESTMENTS
     RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of certain companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent of which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances at June 30, 2005, the Company determined that there were no other-than-temporary declines in fair value for the quarter or six months then ended.
     As of June 30, 2005, the Company owned marketable equity securities of J-Stream Inc., a Japanese media services company, representing approximately 13.2% of J-Stream’s outstanding shares. These securities are accounted for by the Company as available-for-sale securities. The market value of these shares has increased from the Company’s original cost of approximately $1.0 million, resulting in a carrying value of $38.5 million and $33.1 million at June 30, 2005 and December 31, 2004, respectively. The increase over the Company’s cost basis, net of tax effects is $20.6 million and $15.2 million at June 30, 2005 and December 31, 2004, respectively, and is reflected as a component of accumulated other comprehensive income. The market for J-Stream’s shares is relatively limited, and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares. In July 2005, the Company disposed of a portion of its investment in J-Stream, through open market trades, which resulted in net proceeds of approximately $11.9 million, for which the Company expects to recognize a gain, net of tax, of approximately $8.4 million during the quarter ending September 30, 2005. The disposition reduced the Company’s ownership interest to approximately 10.6%.
NOTE 5 — INVESTMENT IN MUSICNET
     The Company’s investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, was accounted for under the equity method of accounting. As a result, the Company recorded in its statement of operations its equity share of MusicNet’s net loss, which was not significant for the quarter ended June 30, 2005, was $1.1 million for the six months ended June 30, 2005 and was $1.0 million and $2.1 million for the quarter and six months ended June 30, 2004, respectively. The Company owned preferred stock in MusicNet and also owned convertible notes that were convertible into shares of MusicNet preferred stock. During 2003, the Company and the other investors in MusicNet contributed additional capital to MusicNet to fund its business. The Company contributed $3.0 million and received additional convertible notes for this investment. For purposes of calculating the Company’s equity in net loss of MusicNet for the quarters and six months ended June 30, 2005 and 2004, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses recorded by the Company for the quarter and six months ended June 30, 2005 and 2004 represented approximately 36.1% and 36.9%, respectively, of MusicNet’s net loss. As of June 30, 2005, the Company no longer held an ownership interest in outstanding shares of capital stock of MusicNet due to the sale of MusicNet in April 2005, as described below. As of December 31, 2004, the Company’s ownership interest in the outstanding shares of capital stock of MusicNet was approximately 24.9%. The Company recognized approximately $0.3 million of revenue during the quarter and $0.5 million for the six months ended June 30, 2005 and $0.2 million and $0.4 million for the quarter and six months ended June 30, 2004, respectively, related to license and services agreements with MusicNet.
     On April 12, 2005, the Company disposed of all of its preferred shares and convertible notes in MusicNet to a private equity firm, Baker Capital, in connection with the sale of all of the capital stock of MusicNet. The Company received approximately $7.2 million of cash proceeds in connection with the closing of the transaction and received an additional $0.4 million in connection with the expiration of an escrow arrangement in July 2005. The Company also has the right to receive up to an additional $2.3 million in cash upon the expiration of an indemnity escrow arrangement which expires on the one-year anniversary of the transaction date.
NOTE 6 — LOSS ON EXCESS OFFICE FACILITIES AND CONTENT AGREEMENT
     In October 2000, the Company entered into a ten-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. Due to a subsequent decline in the market for office space in Seattle and the Company’s re-assessment of its facilities requirements, the Company has accrued for estimated future losses on excess office facilities. The Company’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. During 2003, the Company secured an additional tenant at a sublease rate lower than the rate used in previous loss estimates. As a result, the Company adjusted its estimates to reflect the lower lease rate and recorded additional losses of $7.1 million. The loss estimate currently includes $11.8 million of sublease income, of which $9.5 million is committed under current sublease contracts. The Company did not identify any factors that caused it to revise its estimates during the quarter ended June 30, 2005. The Company also recorded an accrual for estimated future losses on excess office facilities in its allocation of the purchase price for its acquisition of Listen. The Company regularly evaluates the market for office space. If the market for such space declines further in future periods or if the Company is unable to sublease the space based on its current estimates, the Company may have to revise its estimates, which may result in additional losses on excess office facilities. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections.
     During the quarter ended September 30, 2004, the Company re-negotiated its existing lease for its headquarters building. In addition, the Company ceased use of approximately 16,000 square feet of office space, which was returned to the landlord in May 2005 in accordance with the amended lease agreement. The Company recorded a loss on excess office facilities of approximately $0.9 million related to the expensing of net leasehold improvements and rent for the period between October 1, 2004 and April 30, 2005 related to the excess space the Company vacated as of September 30, 2004.
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

     A summary of activity for the accrued loss on excess office facilities and content agreement is as follows (in thousands):

Accrued loss at December 31, 2004	$27,177
Less amounts paid, net of sublease income	(2,446)
Less amounts paid on content agreement	(1,453)

Accrued loss at June 30, 2005	$23,278

NOTE 7 — CONVERTIBLE DEBT
     During 2003, the Company issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of approximately $9.30 per share if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchasers may require the Company to purchase all or a portion of the notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and are being amortized over a five-year period. Interest expense from the amortization of offering costs in the amount of $0.2 million and $0.3 million is recorded in interest income, net for the quarter and six months ended June 30, 2005 and $0.2 million and $0.4 million for the quarter and six months ended June 30, 2004, respectively. The net proceeds of the issuance are intended to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and other working capital requirements.
NOTE 8 — COMMITMENTS
     In May 2005, the Company entered into a purchase agreement with a third party vendor to acquire certain products and services. The Company will be invoiced for the products and services at the time of receipt by the vendor. As of June 30, 2005, the Company had authorized the acquisition of approximately $4.3 million in products and services under the provisions of the agreement. The Company expects these products and services to be received and to be invoiced for them during the quarter ending September 30, 2005. In August 2005, the Company authorized the acquisition of an additional $2.2 million in products and services. The Company expects these products and services to be received and to be invoiced for them during the quarter ending December 31, 2005.
NOTE 9 — GUARANTEES
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
NOTE 10 — LITIGATION
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
     In March 2003, William Cirignani filed a putative consumer class action against the Company in Washington state court, alleging causes of action based on the Washington Consumer Protection Act and unjust enrichment. The plaintiff alleges that consumers who attempted to download or purchase certain of the Company’s products and services were fraudulently and deceptively enrolled in, and prevented from canceling, the Company’s subscription services. The plaintiff seeks compensatory damages, equitable relief in the form of an order prohibiting the alleged false and deceptive practices, treble damages and other relief. The parties reached a confidential settlement in June 2005 and the case was dismissed with prejudice. The settlement did not have a material effect on the Company’s financial position or results of operations.
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
NOTE 11 – SUBSEQUENT EVENT
     In August 2005, the Company announced a new share repurchase program, replacing the Company’s existing share repurchase plan. The Company’s Board of Directors authorized the repurchase of up to an aggregate of $75 million of the Company’s outstanding common stock. To facilitate its repurchase plan, the Company has entered into a Rule 10(b)5-1 plan designed to facilitate the repurchase of a portion of the authorized repurchase amount. Repurchases of common stock under the Company’s share repurchase program may also be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. As of August 8, 2005, the Company repurchased approximately 0.2 million shares at an average cost of $5.31 per share.

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
Overview
     RealNetworks is a leading creator of digital media services and software. Consumers use our services and software to find, play, purchase and manage free and premium digital content, including music, video and games. We also develop and market software products and services that enable the creation, distribution and consumption of digital media, including audio and video. Broadcasters, network operators, media companies and enterprises use our products and services to create and deliver digital media to PCs, mobile phones and consumer electronic devices.
     We have pioneered the development of technology for the transmission of digital media over the Internet, and the use of that technology to create both free and paid consumer services. As adoption of broadband Internet access continues to spread, we believe that consumers will increasingly use and purchase digital media services on the Internet, as demonstrated by the rapid growth of our music and games businesses in recent periods. Our strategy is to continue to grow and leverage our large base of RealPlayer users to help drive our consumer digital media products and services, including our subscription services and our media advertising. At the same time, we will continue to develop and license our digital media technologies that underlie our products and services, including the Helix Universal Server and Helix DRM that enable our business customers to create and deliver their own digital media applications and services.
     Over the last several years, our core business has evolved to address changing dynamics in our industry. We initially developed our business as a leading provider of software technology for the delivery and playback of digital media content over digital networks, and became a leader in that business. We have leveraged our technology business and large technology user base to define and develop new consumer-based businesses built using our digital media technology. These new consumer businesses principally involve paid digital media content. In recent periods, we have aggressively pursued development of these businesses through both internal initiatives and strategic acquisitions of businesses and technologies. We have also increased our focus, including our promotional efforts, on these consumer digital media businesses, which has resulted in significant increases in our sales of digital media content and the number of subscribers to our service offerings. This shift in focus and the increases in sales of digital media content and the number of our subscribers are reflected in our results of operations in the following primary ways:
•	A significant increase in our Consumer Products and Services revenue driven primarily by growth in revenue from our music and games businesses;

•	A higher percentage of our total revenue arising from our Consumer Products and Services businesses; and

•	A significant increase in the service revenue component of our Consumer Products and Services, including primarily our consumer subscription services.
     Despite the aggregate growth of our Consumer Products and Services revenue, our overall results have been substantially affected over the last several years by slower sales of our Business Products and Services. We believe that the reduction in sales in our Business Products and Services segment during this period and related reduction in usage of the associated products and services has been caused primarily by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products. We believe that Microsoft’s practices are illegal and have directly reduced sales of our Business Products and Services, resulting in declines in related revenue. In response to these business practices, we have filed suit against Microsoft in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws, seeking monetary and injunctive relief to remedy these violations.

     In 2004, we recorded the highest revenue in our history primarily due to the significant growth in our Consumer Products and Services segment. Our overall revenue mix, however, has shifted from higher margin software products related to our Business Products and Services segment toward our Consumer Products and Services segment, which has resulted in a decline in our gross margins from previous periods. In addition, we incurred approximately $11.0 million in antitrust litigation expenses in 2004 related to Microsoft’s business practices, which negatively impacted our overall financial results. These trends continued in the first six months of 2005, as we recorded the highest quarterly revenue in our history and our Consumer Products and Services revenue continued to grow significantly, increasing as a percentage of our total revenue to approximately 85% for the six months ended June 30, 2005. During the quarter ended June 30, 2005, we introduced our Rhapsody 25 product, which offers customers free, limited access to our current library of over one million tracks, and Rhapsody To Go, a subscription service that supports portability with certain compatible devices. As a result of the launch of these products, as well as the introduction of the latest version of our Rhapsody Unlimited product, we incurred incremental marketing expenses of approximately $6.5 million in the second quarter of 2005. We incurred an additional $4.7 million and $8.4 million in antitrust litigation expenses during the quarter and six months ended June 30, 2005, respectively, and we expect that our operating results will continue to be negatively impacted by antitrust litigation expenses for the remainder of 2005. We currently anticipate expenses related to antitrust litigation will be approximately $16 million for 2005.
     Although we expect our total revenue for 2005 to grow substantially over 2004, we currently anticipate that our sequential revenue growth may slow during the second half of 2005, as compared to the first half of 2005. We anticipate that revenue growth in our Consumer Products and Services segment will slow principally because of: (1) the positive impact on revenue in the second quarter of 2005 from an increase in Media Properties revenue from new and expanded advertising and promotion relationships, which, while expected to continue to generate revenue in the second half of 2005, is not expected to increase quarterly revenue substantially from revenue in the second quarter of 2005; and (2) a decrease in revenue related to the discontinuation of several low margin standalone video products. In addition, our Business Products and Services revenue will be impacted by the termination of a long-term legacy systems license agreement which was substantially completed in the second quarter of 2005.
     Our second half revenue growth may also be impacted by slowing growth of our premium music subscription service revenue arising in part from a shift in the focus of our marketing and promotion efforts to our free-to-consumer products and services, such as Rhapsody 25, as well as from the fact that an increasingly higher percentage of our new music subscribers are attributable to the wholesale distribution of our radio products through broadband service providers, which tends to generate less revenue per subscriber than non-wholesale providers. Revenue growth may also be impacted by an increase in the number of gross customer cancellations attributable primarily to our increasingly large subscriber base. Finally, our Music business continued to face intense competition in the second quarter of 2005 as major competitors introduced discounted music subscription products and music download offers. We expect our Consumer Products and Services businesses, including our Music business, to experience intense and increasing competition from major competitors in the second half of 2005.
     We manage our business, and correspondingly report revenue, based on our two operating segments: Consumer Products and Services and Business Products and Services.
     Consumer Products and Services, which primarily include revenue from: digital media subscription services such as RealOne SuperPass, Rhapsody, RadioPass, GamePass and stand-alone and add-on subscriptions; sales and distribution of third party products and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising.
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
     In May 2005, we acquired all of the outstanding securities of Mr. Goodliving. Mr. Goodliving is a developer and publisher of mobile games, which are currently distributed primarily in Europe. We expect that the acquisition will enhance our entry into the mobile games market. The results of Mr. Goodliving’s operations are included in our unaudited condensed consolidated financial statements and related notes thereto since the date of acquisition.
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
     For all sales, except those completed via credit cards or other like methods of payment over the Internet, we use either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. For sales made via the Internet, we use the customer’s authorization to charge their credit card as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.
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

     Music Publishing Rights and Music Royalty Accruals. We must make estimates of amounts owed related to our music publishing rights and music royalties for our domestic and international music services. Material differences may result in the amount and timing of our expense for any period if our management made different judgments or utilized different estimates. Under copyright law, we may be required to pay licensing fees for digital sound recordings and compositions we deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to the current or historic sales of our digital music offerings. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While the Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions and as a result could have a material impact on our operating results.
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
     Accrued Loss On Excess Office Facilities. We have made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities could be significantly different from that recorded, which could have a material impact on our operating results. We have revised our original estimate three times in the last three years, increasing the accrual for loss on excess office facilities each time. The first two revisions were the result of changes in the market for commercial real estate where we operate. The third revision, which took place in 2003, was the result of adding an additional tenant at a sublease rate lower than the rate used in previous estimates. If the market for such space declines further in future periods or we are unable to sublease the space based on our current estimates, we may have to revise our estimates, which may result in additional losses on excess office facilities. The significant factors we considered in making our estimates are discussed in the section entitled “Loss on Excess Office Facilities and Content Agreement.”
     Impairment of Investments. As part of the process of preparing our consolidated financial statements we periodically evaluate whether any declines in the fair value of our investments are other-than-temporary. Significant judgments and estimates must be made to assess whether an other-than-temporary decline in fair value of investments has occurred and to estimate the fair value of investments in privately held companies. See “Other Income (Expense), Net” in the following pages for a discussion of the factors we considered in evaluating whether declines in fair value of our investments were other-than-temporary and the factors we considered in estimating the fair value of our investments.
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
     Valuation of Deferred Income Tax Assets. In accordance with generally accepted accounting principles, we must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefits in the statement of operations. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macro-economic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our investments and other assets. As of June 30, 2005 and December 31, 2004, we had established valuation allowances equal to our net deferred tax assets.
Revenue by Segment
     We operate our business in two segments: Consumer Products and Services and Business Products and Services.

	Quarters Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)			(Dollars in thousands)
Consumer Products and Services	$70,593	53,743	31%	$134,799	100,768	34%
Business Products and Services	12,093	11,730	3	24,459	25,095	(3)

Total net revenue	$82,686	65,473	26	$159,258	125,863	27

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As a percentage of total net revenue)		(As a percentage of total net revenue)
Consumer Products and Services	85%	82	85	80
Business Products and Services	15	18	15	20

Total net revenue	100%	100	100	100
     Consumer Products and Services. Consumer Products and Services revenue is derived from sales of digital media subscription services, our RealPlayer Plus and other related products, sales and distribution of third party software products and services, sales of digital content such as music and games, and advertising. These products and services are sold primarily through the Internet, and payment is provided primarily by the Company charging the customers’ credit card at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased. Consumer Products and Services revenue increased in the quarter and six months ended June 30, 2005 primarily due to: (1) growth in subscribers and the related revenue for our subscription services, including Rhapsody, RadioPass, GamePass and SuperPass; (2) increased sales of individual tracks through our Rhapsody and RadioPass music subscription services; and (3) other factors which are discussed in further detail below in the sections included within Consumer Products and Services revenue. These increases were partially offset by decreases in sales of our premium consumer license products and third party stand-alone subscription services. We believe the growth in our music and games subscription services is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements and increasing consumer acceptance and adoption of digital media products and services. While revenue related to our digital media subscription services has increased substantially on a year-over-year basis, the rate of growth has decreased on a quarterly basis in recent periods. We anticipate that Consumer Products and Services sequential revenue growth will slow in the second half of 2005, which is discussed further in the Overview of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot predict with accuracy how our subscription offerings will perform in the future, at what rate digital media subscription service revenue will grow, if at all, or the nature or potential impact of anticipated competition.

     Business Products and Services. Business Products and Services revenue is derived from the licensing of our media delivery system software, including Helix system software and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide and consulting services we offer to our customers. These products and services are primarily sold to corporate, government and educational customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered. Business Products and Services revenue increased in the quarter ended June 30, 2005 due primarily to an increase in sales of our system software to an original equipment manufacturing (OEM) customer which was partially offset by a decrease in sales of our system software to mobile and wireless infrastructure companies. Business Products and Services revenue decreased for the six months ended June 30, 2005 primarily due to a decrease in sales to mobile and wireless infrastructure companies which was partially offset by an increase in sales of our system software to an OEM customer. We believe the decreases in sales of certain of our business software products in recent years have been substantially affected by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products, which we believe is an illegal practice. Our Business Products and Services revenue tends to be comprised of a number of larger transactions, which typically have lengthy and variable sales cycles. Due to the length and variability of these sales cycles and the size of the transactions, our sequential quarterly revenue has fluctuated based on the timing of the consummation of the related agreements. No assurance can be given when, or if, we will experience increased sales of our Business Products and Services segment.
Consumer Products and Services Revenue
     A further analysis of our Consumer Products and Services revenue is as follows:

	Quarters Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)			(Dollars in thousands)
Music	$24,135	14,954	61%	$46,378	26,894	72%
Video, Consumer Software and Other	24,607	23,715	4	48,761	48,004	2
Games	13,648	8,352	63	25,837	15,107	71
Media Properties	8,203	6,722	22	13,823	10,763	28

Total Consumer Products and Services revenue	$70,593	53,743	31	$134,799	100,768	34

     Music. Music revenue primarily includes revenue from our Rhapsody and RadioPass subscription services and sales of digital music content. The increase in Music revenue during the quarter and six months ended June 30, 2005 is due primarily to; (1) growth in subscribers to our Rhapsody and RadioPass subscription services; (2) the online sale of individual tracks through our Rhapsody subscription service and through our RealPlayer Music Store (sales through our RealPlayer Music Store began during the quarter ended March 31, 2004); and (3) the distribution of our radio products through broadband service providers. We believe the continued growth of our Music revenue during the first six months of 2005 is due primarily to the broader acceptance of paid online music services and increased focus of our marketing efforts on our music offerings. Although our Music revenue has grown substantially in recent periods, we anticipate that sequential Music revenue growth will slow in the second half of 2005, as discussed further in the Overview of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Video, Consumer Software and Other. Video, consumer software and other revenue includes primarily revenue from: our SuperPass and stand-alone premium video subscription services; RealPlayer Plus and related products and revenue from support services that we sell to customers who purchase these products; and sales of third-party software products. Video, consumer software and other revenue increased in the quarter and six months ended June 30, 2005 primarily due to price increases introduced in August

2004 for our SuperPass digital media subscription service. This increase was partially offset by decreases in: (1) revenue from stand-alone subscription services; (2) revenue related to third party consumer license products; and (3) revenue related to our premium consumer license products. We believe that the decrease in revenue related to our premium consumer license products and third party consumer license products is due to both the effects of Microsoft’s business practices and a shift in our marketing and promotional efforts towards our music and games subscription services, which we believe represent a greater growth opportunity for us given current market conditions.
     Games. Games revenue primarily includes revenue from: game downloads through our RealArcade service and our GameHouse website; our GamePass subscription service; and advertising through RealArcade and our games related websites. The increase in Games revenue during the quarter and six months ended June 30, 2005 is due primarily to: (1) growth in subscribers to our GamePass subscription service and price increases introduced during the quarter ended March 31, 2005; (2) increased revenue related to our GameHouse product offerings (subsequent to our acquisition of GameHouse in January 2004); (3) increased revenue related to the sale of individual game licenses through our RealArcade service and our websites; and (4) revenue from the sale of game licenses for mobile phones of approximately $0.5 million arising from our acquisition of Mr. Goodliving in May 2005. Additionally, we believe the growth in our Games revenue is due to the increased focus of our marketing efforts on our Games business and the addition of new game titles to our RealArcade and GamePass offerings.
     Media Properties. Media properties revenue includes revenue from our distribution of third party products and all advertising other than that related directly to our games business. Media properties revenue increased in the quarter and six months ended June 30, 2005 primarily due to: (1) increased revenue related to advertising through our websites; and (2) an increase in revenue associated with new and expanded advertising relationships.
Geographic Revenue

	Quarters Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)			(Dollars in thousands)
United States	$63,443	50,949	25%	$121,200	94,912	28%
Europe	11,605	9,101	28	22,610	19,831	14
Rest of the world	7,638	5,423	41	15,448	11,120	39

Total	$82,686	65,473	26	$159,258	125,863	27

     Revenue generated in the United States increased for the quarter and six months ended June 30, 2005 primarily due to the growth of our Music and Games businesses and increased revenue from distribution of third party products. See Consumer Products and Services Revenue — Games and - Music above for further discussion of the changes.
     International revenue increased for the quarter and six months ended June 30, 2005 primarily due to the continued growth of our games business internationally, as well as the contribution of revenue from our international RadioPass subscription service since its introduction during 2004. These increases were partially offset by a decrease in revenue related to sales of our system software to mobile and wireless infrastructure companies. International revenue increased as a percentage of overall revenue from 22% to 23% for the quarter ended June 30, 2005 primarily due to the continued growth of our games business internationally, the contribution of revenue from our international RadioPass subscription service and revenue related to sales of mobile game licenses through Mr. Goodliving, which we acquired in May 2005. These increases were partially offset by a decrease in revenue related to sales of our system software to mobile and wireless infrastructure companies. International revenue decreased as a percentage of overall revenue from 25% to 24% for the six month period primarily due to the strong growth of our overall U.S. consumer business, which resulted in our U.S. revenue growing at a faster rate than our International revenue.
Revenue
     In accordance with SEC regulations, we also present our revenue based on License Fees and Service Revenue as set forth below.

	Quarters Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)			(Dollars in thousands)
License fees	$20,377	17,136	19%	$41,009	35,382	16%
Service revenue	62,309	48,337	29	118,249	90,481	31

Total net revenue	$82,686	65,473	26	$159,258	125,863	27

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As a percentage of total net revenue)		(As a percentage of total net revenue)
License fees	25%	26	26	28
Service revenue	75	74	74	72

Total net revenue	100	100	100	100
     License Fees. License fees primarily include: sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through OEM channels; revenue from sales of premium versions of our RealPlayer Plus and related products; sales of third-party products and content such as game downloads and digital music. License fees include revenue from both our Consumer and Business Products and Services segments. The increase in license fees for the quarter and six months ended June 30, 2005 was primarily due to: (1) increased revenue from the online sale of individual tracks through our Rhapsody music subscription service and our RealPlayer Music Store (which we launched in January 2004); (2) increased revenue related to the sale of games content related to our GameHouse product offerings (subsequent to our acquisition of GameHouse in January 2004); (3) increased revenue related to the sale of individual game licenses through our RealArcade service and our websites; and (4) an increase in revenue related to the sales of our system software through OEM customers. These increases were partially offset by decreases in revenue from sales of our system software to mobile and wireless infrastructure companies as well as decreased sales of third party consumer license products. See “Revenue by Segment – Consumer Products and Services” and “Revenue by Segment – Business Products and Services” above for further explanation of changes.
     Service Revenue. Service revenue primarily includes: revenue from digital media subscription services such as RealOne SuperPass, RadioPass, Rhapsody, GamePass and stand-alone and add-on subscriptions; revenue from support and maintenance services that we sell to customers who purchase our software products; revenue from broadcast hosting services; revenue from consulting services we offer to our customers; revenue from distribution of third party software; and advertising revenue. Service revenue includes revenue from both our Consumer and Business Products and Services segments. The increase in service revenue during the quarter and six months ended June 30, 2005 was primarily attributable to: (1) growth in subscribers to our Rhapsody and RadioPass music subscription services; (2) growth in subscribers to our GamePass subscription service and price increases introduced during the quarter ended March 31, 2005; (3) increased revenue related to our SuperPass subscription service, due in part to a price increase in August 2004; (4) increases in the distribution of certain third party products and the related revenue; (5) growth in revenue related to advertising through our websites; and (6) revenue from the distribution of our radio products through broadband service providers. These increases were partially offset by a decrease in revenue related to sales of stand-alone subscription services. Our subscription services accounted for approximately $47.8 million and $35.5 million of service revenue during the quarters ended June 30, 2005 and 2004, respectively, and $92.2 million and $67.5 million for the six months ended June 30, 2005 and 2004, respectively. The increases in subscription revenue are explained in more detail in “Revenue by Segment — Consumer Products and Services” above. We believe the decreased revenue in our other service offerings are due primarily to the factors described above in “Revenue by Segment — Business Products and Services.”
Deferred Revenue
     Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, unearned subscription services and other prepayments for which the earnings process has not been completed. Deferred revenue at June 30, 2005 was $25.8 million compared to $30.9 million at December 31, 2004. The decrease in deferred revenue is primarily due to prepayments received under contracts occurring at a slower rate than recognition of revenue on existing contracts. The slower rate of prepayment receipts is due primarily to a decrease in new contracts in our Business Products and Services segment in recent periods, which historically represented a significant portion of deferred revenue. We believe the decrease in new contracts in our Business Products and Services segment results primarily from the conditions described in “Revenue by Segment – Business Products and Services” above. The decrease in prepayments under contracts was partially offset by an increase in deferred revenue from our digital media subscription services.

Cost of Revenue by Segment

	Quarters Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)			(Dollars in thousands)
Consumer Products and Services	$22,800	19,713	16%	$45,363	44,194	3%
Business Products and Services	2,041	2,022	1	4,215	4,240	(1)

Total cost of revenue	$24,841	21,735	14	$49,578	48,434	2

As a percentage of total net revenue	30%	33		31%	38
     Cost of Consumer Products and Services. Cost of Consumer Products and Services revenue includes cost of content, and delivery of the content included in our digital media subscription service offerings, royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment and support services. Cost of Consumer Products and Services revenue increased in dollars, but decreased as a percentage of Consumer Products and Services revenue from 37% to 32% for the quarter and from 44% to 34% for the six month period primarily due to the renegotiation of certain content agreements with more favorable terms and the discontinuation of certain content offerings related to our SuperPass subscription service, as well as an increase in higher margin revenue from the distribution of certain third party products. The increase in costs is due primarily to: (1) content costs associated with the growth in revenue of our Rhapsody and RadioPass subscription services; (2) an increase in licensing costs associated with the growth in revenue of the online sale of individual tracks; and (3) an increase in licensing costs associated with the growth in revenue from the sale of games license products. The increases were partially offset by decreases in costs related to: (1) the Loss on Content Agreement described below which resulted in a significant one-time expense in the quarter ended March 31, 2004; (2) the renegotiation of certain content agreements with more favorable financial terms and the discontinuation of certain content offerings related to our SuperPass subscription service; (3) lower royalties related to third party subscriptions due to the decrease in the related revenue; and (4) an increase in higher margin revenue from the distribution of certain third party products.
     Cost of Business Products and Services. Cost of Business Products and Services revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to third-party vendors for order fulfillment, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of Business Products and Services revenue as a percentage of Business Products and Services revenue for the quarter and six months ended June 30, 2005 was consistent with the same period in 2004.
Cost of Revenue

	Quarters Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)			(Dollars in thousands)
License fees	$7,888	6,745	17%	$16,222	12,955	25%
Service revenue	16,953	14,990	13	33,356	30,541	9
Loss on content agreement	—	—	—	—	4,938	—

Total cost of revenue	$24,841	21,735	14	$49,578	48,434	2

As a percentage of total net revenue	30%	33		31%	38
     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees as a percentage of license revenue was consistent at 39% for the quarter and increased from 37% to 40% for the six month periods ended June 30, 2004 and 2005, respectively, primarily due to increased licensing costs associated with: (1) the online sale of individual tracks through our Rhapsody subscription service and RealPlayer Music Store; and (2) an increase in revenue and associated licensing costs related to games license products. The increases were partially offset by a decrease in revenue and associated licensing costs related to third party license products.
     Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of service revenue for the quarter and six months ended June 30,

2005 increased in dollars from the prior period but decreased as a percentage of service revenue from 31% to 27% for the quarter and from 34% to 28% for the six month period. The decrease as a percentage of service revenue is due primarily to the renegotiation of certain content agreements with more favorable terms and the discontinuation of certain content, as well as an increase in higher margin revenue from the distribution of certain third party products. The increase in costs for the quarter and six months was primarily due to increased costs of content included in our digital media subscription services. The decrease in cost of service revenue as a percentage of service revenue was due to: (1) the renegotiation of certain content agreements; (2) the discontinuation of certain content offerings related to our SuperPass subscription service; and (3) an increase in higher margin revenue from the distribution of certain third party products.
     Our digital media subscription services, including Rhapsody, are a relatively new and growing portion of our business and, to date, have been characterized by higher costs of revenue than our other products and services primarily due to the cost of licensing media content to provide these services. As a result, if our digital media subscription services continue to grow as a percentage of net revenue, our cost of service revenue may grow at an increased rate relative to net revenue, which will result in reductions in our gross margin percentages in the future. In addition, we anticipate that our cost of service revenue as a percentage of service revenue will fluctuate on a quarter-to-quarter basis due to seasonal characteristics of certain popular subscription content and as we periodically enter into new agreements for subscription content.
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
Operating Expenses
Research and Development

	Quarters Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)			(Dollars in thousands)
Research and development	$15,292	13,219	16%	$28,962	25,470	14%
As a percentage of total net revenue	18%	20		18%	20
     Research and development expenses consist primarily of salaries and related personnel costs and consulting fees associated with product development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock-based compensation, increased in the quarter and six months ended June 30, 2005 by 16% and 14%, respectively, and increased in the quarter and six months ended June 30, 2004 by 26% and 27%, respectively. The increase is primarily due to an increase in payroll and consulting related expenses. The decrease as a percentage of total net revenue for the quarter and six months ended June 30, 2005 as compared to the corresponding periods in 2004 was a result of research and development expenses increasing at a lower rate than the increase in our total net revenue.
Sales and Marketing

	Quarters Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales and marketing	$35,044	23,247	51%	$63,064	45,450	39%
As a percentage of total net revenue	42%	36		40%	36
     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expense increased in the quarter and the six months ended June 30, 2005 primarily due to: (1) increased advertising and product launch costs, including live concert promotions, direct response television advertisements and expanded marketing programs through new and existing channels, related to the launch of our new Rhapsody music products;

(2) an increase in sales and marketing personnel and the related costs in order to support the continued growth in our Consumer Products and Services business; and (3) an increase in payments made to third parties for referrals of new customers. As we continue to shift the focus of our marketing efforts to our Consumer Products and Services segment, we expect that our sales and marketing expenses will continue at historical levels as a percentage of revenue, excluding the costs associated with the launch related activities during the quarter ended June 30, 2005 related to our new Rhapsody music products. Sales and marketing costs as a percentage of total net revenue increased from 36% to 42% for the quarters and 36% to 40% for the six month periods primarily due to the increase in costs associated with the advertising and product launch costs related to our new Rhapsody music products.
General and Administrative

	Quarters Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)			(Dollars in thousands)
General and administrative	$7,888	8,599	(8)%	$14,064	15,420	(9)%
As a percentage of total net revenue	10%	13		9%	12
     General and administrative expenses consist primarily of salaries, related personnel costs, fees for professional, temporary services and contractor costs and other general corporate costs. General and administrative expenses, excluding non-cash stock-based compensation, decreased in the quarter and six months ended June 30, 2005 primarily due to decreased litigation defense costs (not including antitrust litigation expenses) and decreased costs, due primarily to the implementation efforts in the prior year, related to our efforts to comply with the Sarbanes-Oxley Act of 2002, specifically Section 404. The decrease as a percentage of total net revenue from 13% to 10% for the quarters and from 12% to 9% for the six month periods was a result of our decreased costs as compared to the increase in our total net revenue.
Antitrust Litigation
     Antitrust litigation expense of $4.7 million and $8.4 million for the quarter and six months ended June 30, 2005, respectively, and $2.8 million and $5.1 million for the quarter and six months ended June 30, 2004, respectively, consists of legal fees, personnel costs, communications, equipment, technology and other professional services incurred related to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union. Only costs that are directly attributable to these antitrust complaints are included.
Stock-Based Compensation
     Stock-based compensation expense represents restricted stock and assumption of stock options in our acquisitions. Stock-based compensation was not significant for the quarter and $0.1 million for the six months ended June 30, 2005 and $0.2 million and $0.5 million for the quarter and six months ended June 30, 2004, respectively.
Other Income (Expense), Net

	Quarters Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)			(Dollars in thousands)
Interest income, net	$2,579	800	222%	$4,595	1,660	177%
Equity in net loss of MusicNet	(2)	(1,019)	(100)	(1,068)	(2,134)	50
Gain on sale of MusicNet	7,590	—	—	7,590	—	—
Other, net	(209)	10	(2,190)	(400)	100	(500)

Other income (expense), net	$9,958	(209)	4,865%	$10,717	(374)	2,966%

     Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, which are net of interest expense due to the amortization of offering costs related to our convertible debt, equity in net loss of MusicNet, Inc. (“MusicNet”) and impairment of certain equity investments. Other income (expense), net increased in the quarter and six months ended June 30, 2005 primarily due to: (1) a gain related to the sale of our preferred shares and convertible debt of MusicNet in April 2005 and a decrease in our equity in net loss of MusicNet; and (2) an increase in interest income due to rising effective interest rates on our investment balances.

     Our investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, was accounted for under the equity method of accounting. As a result, we recorded in our statement of operations our equity share in MusicNet’s net loss, which was not significant for the quarter ended June 30, 2005, was $1.1 million for the six months ended June 30, 2005 and was $1.0 million and $2.1 million during the quarter and six months ended June 30, 2004, respectively. In 2003, MusicNet raised additional capital from its investors to fund its business. In connection with this fund raising, we contributed $3.0 million of additional capital and received convertible notes that were convertible into additional shares of MusicNet capital stock. Based on the nature and terms of the convertible notes, for purposes of calculating our equity in net loss of MusicNet for the quarters and six months ended June 30, 2005 and 2004, the convertible notes were treated on an “as if” converted basis. As a result, the losses recorded by us for the periods in which we held an ownership interest in MusicNet during the quarters and six months ended June 30, 2005 and 2004 represent approximately 36.1% and 36.9%, respectively, of MusicNet’s net loss. As of June 30, 2005, we no longer held an ownership interest in outstanding shares of capital stock of MusicNet due to the sale of MusicNet in April 2005, as described below. As of December 31, 2004, our ownership interest in outstanding shares of capital stock of MusicNet was approximately 24.9%.
     On April 12, 2005, we disposed of all of our preferred shares and convertible notes in MusicNet to a private equity firm, Baker Capital, in connection with the sale of all of the capital stock of MusicNet. We received approximately $7.2 million of cash proceeds in connection with the closing of the transaction and received an additional $0.4 million in connection with the expiration of an escrow arrangement in July 2005. We also have the right to receive up to an additional $2.3 million in cash upon the expiration of an indemnity escrow arrangement established as part of the transaction which expires on the one-year anniversary of the transaction date.
     We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of several companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances at June 30, 2005, the Company determined that there were no other-than-temporary declines in fair value for the quarter or six months then ended.
     As of June 30, 2005, we owned marketable equity securities of J-Stream Inc., a Japanese digital media services company. We own approximately 13.2% of the outstanding shares. This investment is accounted for as an available-for-sale security. The market value of these shares has significantly increased from our original cost of approximately $1.0 million, resulting in a carrying value of $38.5 million and $33.1 million at June 30, 2005 and December 31, 2004, respectively. The increase over our cost basis, net of tax effects is $20.6 million and $15.2 million at June 30, 2005 and December 31, 2004, respectively, and is reflected as a component of accumulated other comprehensive income. The market for J-Stream’s shares is relatively limited and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude can be realized through the disposition of these shares. In July 2005, we disposed of a portion of our investment in J-Stream, through open market trades, which resulted in net proceeds of approximately $11.9 million for which we expect to recognize a gain, net of tax, of approximately $8.4 million during the quarter ending September 30, 2005. The disposition reduced our ownership interest to approximately 10.6%.
Income Taxes
     We recognized income tax expense of $0.2 million and $0.3 million for the quarter and six months ended June 30, 2005, respectively, and $0.1 million and $0.2 million for the quarter and six months ended June 30, 2004, respectively. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. At June 30, 2005 and December 31, 2004, we recorded a valuation allowance that reduces our net deferred tax assets to zero.

Impact of Recently Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. We are required to adopt the provisions of SFAS 123R in the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” (Note 1 (l)) for the pro forma net loss and net loss per share amounts, for the quarters and six months ended June 30, 2005 and 2004, as if we had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a material impact on the consolidated statements of operations and comprehensive income (loss) and net income (loss) per share.
Liquidity and Capital Resources
     Net cash provided by operating activities was $10.8 million and $1.3 million for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by operating activities in 2005 was primarily the result of: (1) net income of $5.5 million; (2) net changes in certain operating assets and liabilities of $7.7 million, which includes a decrease in deferred revenue of $3.2 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period; (3) depreciation and amortization of $7.7 million; (4) payments related to the accrued loss on excess office facilities of $2.4 million; (5) payments related to the accrued loss on content agreement of $1.5 million; and (6) equity in net losses of MusicNet of $1.1 million. Net cash provided by operating activities in 2004 was the result of a net loss of $15.1 million which was offset by net changes in: (1) certain assets and liabilities of $6.1 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period; (2) depreciation and amortization of $7.0 million; (3) loss on content agreement of $4.3 million; (4) payments related to the accrued loss on excess office facilities of $3.7 million; and (5) equity in net losses of MusicNet of $2.1 million.
     Net cash provided by investing activities was $10.6 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by investing activities in 2005 was primarily due to net sales and maturities of short-term investments of $24.3 million and proceeds from the sale of our equity investment in MusicNet of $7.2 million, which were partially offset by cash payments related to the acquisition of Mr. Goodliving, net of cash acquired, of $14.6 million and purchases of equipment and leasehold improvements of $6.0 million. Net cash provided by investing activities in 2004 was primarily due to net sales and maturities of short-term investments of $16.0 million which was offset by: (1) cash payments related to the acquisition of GameHouse, net of cash acquired, of $10.5 million; and (2) purchases of equipment and leasehold improvements of $4.7 million.
     Net cash provided by financing activities was $2.7 million and $4.2 million for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by financing activities in both periods was primarily related to proceeds from the exercise of stock options which was partially offset by a cash payment related to the repayment of a long-term note payable in connection with the acquisition of Mr. Goodliving.
     In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. We repurchased approximately 9.1 million shares of our common shares at an average cost of $4.64 per share for an aggregate value of $42.4 million from the inception of the plan through June 30, 2005. There were no repurchases during the quarter or six months ended June 30, 2005 or during the year ended December 31, 2004. In August 2005, our Board of Directors approved a new share repurchase program which replaces the September 2001 plan. As of August 8, 2005, the Company repurchased approximately 0.2 million shares at an average cost of $5.31 per share. Please refer to NOTE 11 – SUBSEQUENT EVENT for further discussion of the new share repurchase plan.
     We currently have no planned significant capital expenditures for the remainder of 2005 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.
     In May 2005, we entered into a purchase agreement with a third party vendor to acquire certain products and services. We will be invoiced for the products and services at the time of receipt by the vendor. As of June 30, 2005, we had authorized the acquisition of approximately $4.3 million in products and services under the provisions of the agreement. We expect these products and services to be received during the quarter ending September 30, 2005. In August 2005, the Company authorized the acquisition of an additional $2.2 million in products and services. The Company expects these products and services to be received and to be invoiced for them during the quarter ending December 31, 2005. We may also from time to time make additional purchases of these products and services in the second half of 2005.
     At June 30, 2005, we had approximately $382.0 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.
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
     We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros (for Germany and France), pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in either of the quarters or six months ended June 30, 2005 and 2004.
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
Risks Related to Our Consumer Products and Services Business
Our online consumer businesses have grown substantially in recent periods and these businesses compete in rapidly evolving markets, which makes them difficult to evaluate.
     Our Consumer Products and Services businesses, including our consumer subscription businesses, now represent approximately 85% of our total revenue. Despite the substantial impact of these consumer businesses on our financial results, we are competing in new and rapidly evolving markets and face substantial competitive threats. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by businesses in new and fiercely competitive markets. Our Consumer Products and Services revenue and subscriber and user base have grown substantially in recent periods. If these businesses continue to grow it is unlikely that we will be able to sustain our recent growth levels and we currently anticipate that our rate of sequential revenue growth in the Consumer Products and Services segment may slow during the second half of 2005.
Our online consumer businesses have generally lower margins than our traditional software license business.
     Costs of our online Consumer Products and Services as a percentage of the revenue generated by those businesses are higher than the ratio of costs to revenue in our historical software licensing business. The cost of third party content, in particular, is a substantial percentage of the net revenue we receive from subscribers and end-users and is unlikely to decrease significantly over time as a percentage of net revenue. Our Consumer Products and Services businesses now represent a substantial majority of our revenue and include our music subscriptions and sales, video subscription services and games subscription and licensing revenue. If our Consumer Products and Services revenue continues to grow as a percentage of our overall revenue, our margins may further decrease which may affect our ability to achieve or sustain profitability. In addition, we are increasingly acquiring music subscribers through wholesale relationships with broadband service providers and other distribution partners, such as our agreement with Comcast for the distribution of our radio products. Subscribers acquired through these types of distribution relationships tend to generate less revenue per subscriber than non-wholesale subscribers.
Our digital content subscription businesses depend on our continuing ability to license compelling content on commercially reasonable terms.
     We must continue to obtain compelling digital media content for our video, music and games subscription services in order to maintain and increase subscriptions and subscription service revenue and overall customer satisfaction for these products. In some cases, we have had to pay substantial fees to obtain premium content. In particular, we have had to pay substantial fees to obtain premium video content even though we have limited experience determining what video content will be successful with current and prospective customers. In addition, certain of our content licensing agreements related to our SuperPass subscription service had high fixed costs associated with them, and we decided not to renew certain of these agreements in recent periods. If we cannot obtain premium digital content for any of our digital content subscription services on commercially reasonable terms, or at all, our business will be harmed.
Our subscription levels may vary due to seasonality.
     Our subscription businesses are rapidly evolving and we are still determining the impact of seasonality on these businesses, including our music and games subscription businesses. In addition, some of the most popular premium content that we have offered in our premium video subscription services is seasonal or periodic in nature and we are experimenting with different types of content to determine what consumers prefer. We have limited experience with these types of offerings and cannot predict how the seasonal or periodic nature of these offerings will impact our subscriber growth rates for these products, future subscriber retention levels or our quarterly financial results.

The success of our subscription services businesses depends upon our ability to add new subscribers and minimize subscriber churn.
     If we do not continue to add new subscribers each quarter to our subscription services while minimizing the rate of loss of existing subscribers, our operating results will be adversely impacted. Internet subscription content businesses are a relatively new media delivery model and we cannot predict with accuracy our long-term ability to retain subscribers or add new subscribers. In order to attract subscribers, our customer sign-up process must be simple and logical and our software products must be reliable and provide a rich customer experience. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared to competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. In addition, the costs of marketing and promotional activities necessary to add new subscribers and the costs of obtaining content that customers desire may adversely impact our margins and operating results. In recent periods, we have seen an increase in the number of gross customer cancellations attributable to our subscription services in part to our increasingly large subscriber base and to initial service transition issues that arose with the introduction of our new Rhapsody music products in the second quarter of 2005. We are also increasingly acquiring music subscribers through wholesale relationships with broadband service providers and other distribution partners, such as our agreement with Comcast for the distribution of our radio products. Subscribers acquired through these types of distribution relationships tend to generate less revenue per subscriber than non-wholesale subscribers.
Our online music services depend upon our licensing agreements with the major music label and music publishing companies.
     Our online music service offerings depend on music licenses from the major music labels and publishers. The current license agreements are for relatively short terms and we cannot be sure that the music labels will renew the licenses on commercially viable terms, or at all. Due to the increasing importance of our music services to our overall revenue, the failure of any major music label or publisher to renew these licenses under terms that are acceptable to us will harm our ability to offer successful music subscription services and would harm our operating results.
Music publishing royalty rates for music subscription services are not yet fully established; a determination of high royalty rates could negatively impact our operating results.
     Publishing royalty rates associated with music subscription services in the U.S. and abroad are not fully established. Public performance licenses are negotiated individually, and we have not yet agreed to rates with all of the performing rights societies for all of our music subscription service activities. We may be required to pay a rate that is higher than we expect, or the issue may be submitted to a “Rate Court” for judicial determination. We have a license agreement with the Harry Fox Agency, an agency that represents music publishers, to reproduce musical compositions as required in the creation and delivery of on-demand streams and tethered downloads, but this license agreement does not include a rate. The license agreement anticipates industry-wide agreement on rates, or, if no industry-wide agreement can be reached, determination by a copyright arbitration royalty panel (“CARP”), an administrative judicial proceeding supervised by the United States Copyright Office. If the rates agreed to or determined by a CARP or by Congress are higher than we expect, this expense could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined and may be higher than our current estimates.
Our consumer businesses face substantial competitive challenges that may prevent us from being successful in those businesses.
     Music. Our online music service offerings face significant competition from traditional offline music distribution competitors and from other online digital music services. Some of these competing services have spent substantial amounts on marketing and have received significant media attention, including Napster’s music subscription services, and Apple’s iTunes music download service, which it markets closely with its extremely popular iPod line of portable digital audio players. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and MSN services, and we also expect increasing competition from online retailers such as Amazon.com and WalMart.com and from Internet portals like Yahoo!, which recently introduced its Yahoo! Unlimited music subscription service at a discounted price from our comparable service. Our current music service offerings may not be able to compete effectively in this highly competitive market.
     Our online music services also face significant competition from “free” peer-to-peer services, which allow consumers to directly access an expansive array of free content without securing licenses from content providers.

Enforcement efforts against those in violation have not effectively shut down these services and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours.
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
     Games. Our RealArcade service competes with other online distributors of downloadable PC games focused on the non-core, or casual, segment of the games market. Some of these distributors have high volume distribution channels and greater financial resources than us, including Yahoo! Games, MSN Gamezone, Pogo.com and Shockwave. We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our games distribution business or that we will be able to remain competitive in the downloadable games category in the future. We also own and operate GameHouse, a developer of downloadable PC games for the casual segment of the market and we recently acquired Mr. Goodliving, a developer and publisher of mobile games for mobile handsets. GameHouse competes with other developers of downloadable games in the casual segment of the market and Mr. Goodliving faces intense competition from a wide variety of mobile game developers and publishers, many of which are larger and devote substantially more resources to the mobile games business than we do.
We may not be successful in the market for downloadable media and personal music management software.
     The market for software products that enable the downloading of media and personal music management software is still evolving. We may be unable to develop a revenue model or sufficient demand to take advantage of this market opportunity. We cannot predict whether consumers will adopt or maintain our media player products as their primary application to play, record, download and manage their digital music, especially in light of the fact that Microsoft bundles its competing Windows Media Player with its Windows operating system. Our inability to achieve or maintain widespread acceptance for our digital music architecture or widespread distribution of our player products could hold back the development of revenue streams from these market segments, including digital music content, and therefore could harm the prospects for our business.
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
     In order for our Rhapsody service and our RealPlayer Music Store to continue to be successful we must design our service to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable digital audio players and PCs. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our business and design objectives. To date, Apple has not agreed to design its popular iPod line of portable digital audio players to function with our music services and users of our music services must rely on our Harmony technology for interoperability with iPods. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, either through relationships with manufacturers or through our Harmony technology, our business will be harmed.
We may not be able to successfully operate our software game development business because it is a new business for us, and certain distribution partners for our game development business compete with other products and services we offer.
     In 2004, we acquired GameHouse, a developer of downloadable PC games and we recently acquired Mr. Goodliving, a developer and publisher of mobile games for mobile handsets. Game development is a new business for us, and we may not be able to successfully develop and market software games in the future. In addition, certain competitors of our RealArcade service also distribute and promote games developed by GameHouse. No assurance can be made that these distributors will continue to distribute and promote games in the same manner as a result of our acquisition of GameHouse.
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
     There are a number of risks associated with our Helix Community initiative, including risks associated with market and industry acceptance, development processes and software licensing practices, and business models. The broader media technology and product industry may not adopt the Helix DNA Platform and/or the Helix Community as a development platform for media delivery and playback products and third parties may not enhance, develop or introduce technologies or products based on Helix DNA technology. While we have invested substantial resources in the development of the underlying technology within the Helix DNA technology and the Helix Community process itself, the market and industry may not accept them and we may not derive royalty or support revenue from them. The introduction of the Helix DNA Platform open source and community source licensing schemes may adversely affect sales of our commercial system software products to mobile operators, broadband providers, corporations, government agencies, educational institutions and other business and non-business organizations. In those areas where adoption of the Helix Community and Helix DNA occurs, our community and open source approach means that we no longer exercise sole control over many aspects of the development of the Helix DNA technology. In addition, we designed our commercial open source license to bear royalties when third parties sell products that include Helix DNA technology. To date, however, royalty revenue has not been significant.

Sales of our commercial system products could be negatively affected by open source technologies.
     Competitive technologies to our commercial system software products have been made available under open source license terms. The introduction of such technologies under broadly available open source software license terms may adversely affect sales of our commercial system software products to mobile operators, broadband providers, corporations, government agencies, educational institutions and other business organizations.
Risks Related to Our Business in General
We have a history of losses, and we cannot be sure that we will be able to sustain profitability in the future.
     We have incurred significant losses since our inception. As of June 30, 2005, we had an accumulated deficit of approximately $297 million. We have had net losses for each year subsequent to the year ended December 31, 1999, and we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. In addition, we devote significant resources to developing and enhancing our technology and to selling, marketing and obtaining content for our products and services. As a result, we will need to generate significant revenue to sustain profitability in the future.
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
     Certain of our products and services are dependent in part on the licensing and incorporation of technology from third party vendors. The markets in which we compete are new and rapidly evolving and, in some cases, significant technology innovation occurs at very early-stage companies. In some cases, we rely on the technology of these types of vendors in order to make our products and services more competitive. If the technology of these vendors fails to perform as expected or if a key vendor does not continue to support its technology because the vendor has gone out of business or otherwise, then we may incur substantial costs in replacing the products and services, or we may fall behind in our development schedule while we search for a replacement. These costs or the potential delay in the development of our products and services could harm our business and our prospects.
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
     We acquired Listen in 2003 and the operations associated with Listen have remained in San Francisco. This is our first experience operating and integrating a substantial acquired business in a remote location. The geographic separation could increase the operational risks described above. We also acquired GameHouse in 2004 and Mr. Goodliving in 2005. The acquisition of GameHouse is our first attempt to operate and manage a content creation business and we may not be successful in operating this type of business. The operations of Mr. Goodliving are based in Helsinki, Finland. This represents our first attempt at acquiring, integrating and operating a business abroad and it will require substantial efforts to integrate and operate. In addition, the mobile games market represents a new business for us and is a highly competitive market with strong competitors, many of which devote substantially more resources to mobile games than we do. No assurance can be made that we will be able to successfully integrate or operate Mr. Goodliving or that we will be able to leverage Mr. Goodliving’s assets and distribution network to compete successfully in the mobile games market.
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
We donate a portion of our net income to charity.
     In periods where we achieve profitability, we intend to donate 5% of our pre-tax net income to charitable organizations, which will reduce our net income for those periods. The non-profit RealNetworks Foundation manages our charitable giving efforts.
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent or detect fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent or detect fraud. If we cannot provide reliable financial reports or prevent or detect fraud, investors may lose confidence in our financial reporting and the trading price of our stock could be harmed. In addition, we are in an on-going process of complying with requirements resulting from the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions of Section 404 of SOX that establish requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. In 2004, we devoted significant financial and other resources to review and strengthen our internal controls in advance of complying with the Section 404 requirements and we expect to continue to devote resources in 2005 to maintain compliance. The requirements and processes associated with Section 404 are new and untested and we cannot be certain that the measures we have taken will be sufficient to meet the Section 404 requirements or that we will be able to implement and maintain adequate controls over our financial processes and reporting in the future. Moreover, we cannot be certain that the costs associated with such measures will not exceed our estimates, which could impact our overall level of profitability. Any failure to meet the Section 404 requirements or to implement required new or improved controls, or difficulties or unanticipated costs encountered in their implementation, could cause investors to lose confidence in our reported financial information or could harm our financial results, which could have a negative effect on the trading price of our stock.

Our stock price has been volatile in the past and may continue to be volatile.
     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended June 30, 2005, the price of our common stock ranged from $7.40 to $4.31 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results or changes in financial estimates or recommendations by securities analysts, as well as any of the other risk factors described above.
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
Special Note Regarding Forward-Looking Statements
     We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:
•	the future development and growth of, and opportunities for, premium digital audio and video content online and our music and games subscription services;

•	anticipated effects of the increased adoption of broadband on consumers use and purchase of digital media over the Internet;

•	competition from existing and new competitors in each of our markets, and our ability to compete with such competitors;

•	anticipated future competitive activities of Apple and Microsoft, and the anticipated results of those activities;

•	our total revenue growth for 2005, including the slowing of sequential revenue growth in the second half of 2005;

•	slowing growth of our premium music subscription service revenue in the second half of 2005;

•	the impact of antitrust litigation expenses on our operating results;

•	anticipated fluctuation in our online content subscriber base and revenue;

•	anticipated fluctuations in our revenue and cost of service revenue;

•	anticipated future levels in our sales and marketing expenses;

•	anticipated effects of potential content acquisition transactions;

•	the impact of our acquisition of Mr. Goodliving on our ability to enter the mobile games market;

•	our future activities under our stock repurchase program;

•	future capital needs and capital expenditures;

•	the future impact of a sudden change in market interest rates on our operating results and cash flows;

•	the impact and duration of current litigation in which we are involved, including our suit with Microsoft for alleged antitrust violations;

•	the impact of SFAS 123R on our consolidated statements of operations;

•	the likelihood of, and the likely effect and costs of, potential future litigation involving us;

•	anticipated consolidation and strategic partnering activities in our markets; and

•	potential future charges relating to excess facilities, impairment of assets and reduction in value of investments.
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
     Investment Risk. As of June 30, 2005, we had investments in voting capital stock of both publicly- and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly-traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Equity price fluctuations of plus or minus 10% of prices at June 30, 2005 would have had an impact of approximately $3.9 million on the value of our investments in publicly-traded companies at June 30, 2005, related primarily to our investment in J-Stream, a publicly-traded Japanese company.

     Foreign Currency Risk. International revenue accounted for approximately 24% of total net revenue for the six months ended June 30, 2005. Our international subsidiaries incur most of their expenses in their respective local currencies. Accordingly, all foreign subsidiaries use their local currency as their functional currency.
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
     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters or six months ended June 30, 2005 and 2004.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were sufficiently effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to the Company’s Management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     In March 2003, William Cirignani filed a putative consumer class action against the Company in Washington state court, alleging causes of action based on the Washington Consumer Protection Act and unjust enrichment. The plaintiff alleges that consumers who attempted to download or purchase certain of the Company’s products and services were fraudulently and deceptively enrolled in, and prevented from canceling, the Company’s subscription services. The plaintiff seeks compensatory damages, equitable relief in the form of an order prohibiting the alleged false and deceptive practices, treble damages and other relief. The parties reached a confidential settlement in June 2005 and the case was dismissed with prejudice. The settlement did not have a material effect on our financial position or results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (a) Between April 1, 2005 and June 30, 2005, the Company has issued and sold unregistered securities as follows:
(1)	On June 30, 2005, the Company issued an aggregate of 3,173 shares of Common Stock to three non-employee directors as compensation for board service during the second quarter of 2005 pursuant to the RealNetworks, Inc. Director Compensation Stock Plan. The aggregate value of the shares was approximately $15,735. The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.
Item 4. Submission of Matters to a Vote of Security Holders
     An Annual Meeting of Shareholders of RealNetworks, Inc. (the “Annual Meeting”) was held on June 9, 2005. The matters voted on at the Annual Meeting and votes cast on such matters were as follows:
     The election of two Class 2 directors to serve until the 2008 Annual Meeting of Shareholders, or until such directors’ earlier retirement, resignation or removal, or the election of their successors.

Directors Elected	For	Withheld

James W. Breyer	153,041,246	6,756,076
Jonathan D. Klein	157,179,327	2,617,995
          The terms of the following directors continued after the Annual Meeting:
Eric Benhamou
Edward Bleier
Robert Glaser
Jeremy Jaech
Kalpana Raina
          The approval of the RealNetworks, Inc. 2005 Stock Incentive Plan.

For	Against	Abstain	Broker Non-votes
104,446,226	21,355,780	551,485	33,443,831
Item 6. Exhibits
Exhibits Required by Item 601 of Regulation S-K:

Exhibit Number	Description
31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Roy B. Goodman, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2005.

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