Form 10-Q
period 2005-09-30
REALNETWORKS INC
filed 2005-11-09
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-23137
REALNETWORKS, INC.
(Exact name of registrant as specified in its charter)

Washington (State of incorporation) 2601 Elliott Avenue, Suite 1000 Seattle, Washington (Address of principal executive offices)	91-1628146 (I.R.S. Employer Identification Number) 98121 (Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of October 31, 2005 was 167,386,012.

RealNetworks, Inc.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$346,654	363,621
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	16,793	14,501
Prepaid expenses and other current assets	7,477	8,196

Total current assets	370,924	386,318

Equipment and leasehold improvements, at cost:
Equipment and software	54,464	45,324
Leasehold improvements	27,463	25,015

Total equipment and leasehold improvements	81,927	70,339
Less accumulated depreciation and amortization	48,492	41,508

Net equipment and leasehold improvements	33,435	28,831

Restricted cash equivalents	18,056	20,151
Notes receivable from related parties	—	106
Equity investments	50,387	36,588
Other assets	2,543	2,908
Goodwill, net	130,563	119,217
Other intangible assets, net	8,609	8,383

Total assets	$614,517	602,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,044	10,219
Accrued and other liabilities	60,107	50,033
Deferred revenue, current portion	25,598	30,307
Accrued loss on excess office facilities and content agreement, current portion	5,641	8,160

Total current liabilities	105,390	98,719

Deferred revenue, non-current portion	112	548
Accrued loss on excess office facilities and content agreement, non-current portion	15,306	19,017
Deferred rent	3,816	3,413
Convertible debt	100,000	100,000
Other long-term liabilities	200	—
Commitments (Note 9)
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value
Authorized 1,000,000 shares; issued and outstanding 166,450 shares in 2005 and 170,626 shares in 2004	166	171
Additional paid-in capital	644,442	668,752
Notes receivable from shareholder	—	(10)
Deferred stock compensation	(38)	(147)
Accumulated other comprehensive income	30,968	14,589
Accumulated deficit	(285,845)	(302,550)

Total shareholders’ equity	389,693	380,805

Total liabilities and shareholders’ equity	$614,517	602,502

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenue (A)	$82,233	68,310	241,491	194,173
Cost of revenue (B)	24,695	24,786	74,273	68,282
Loss on content agreement	—	—	—	4,938

Gross profit	57,538	43,524	167,218	120,953

Operating expenses:
Research and development (excluding non-cash stock-based compensation, of $20 and $85 for the quarter and nine months ended September 30, 2005, respectively, and $106 and $401 for the comparable periods during 2004, included below)	16,334	13,046	45,296	38,516
Sales and marketing	30,745	24,721	93,809	70,171
General and administrative (excluding non-cash stock-based compensation of $5 and $24 for the quarter and nine months ended September 30, 2005, respectively and $39 and $223 for the comparable periods during 2004, included below)	7,032	7,968	21,096	23,388
Loss on excess office facilities	—	866	—	866
Antitrust litigation	3,531	2,974	11,925	8,051
Stock-based compensation	25	145	109	624

Total operating expenses	57,667	49,720	172,235	141,616

Operating loss	(129)	(6,196)	(5,017)	(20,663)

Other income (expense), net:
Interest income, net	2,904	1,190	7,499	2,850
Equity in net loss of MusicNet	—	(1,262)	(1,068)	(3,396)
Gain on sale of equity investments	11,740	—	19,330	—
Impairment of equity investments	—	(450)	—	(450)
Other, net	124	(109)	(276)	(9)

Other income (expense ), net	14,768	(631)	25,485	(1,005)

Net income (loss) before income taxes	14,639	(6,827)	20,468	(21,668)
Income tax provision	(3,457)	(142)	(3,763)	(357)

Net income (loss)	$11,182	(6,969)	16,705	(22,025)

Basic net income (loss) per share	$0.07	(0.04)	0.10	(0.13)
Diluted net income (loss) per share	$0.06	(0.04)	0.09	(0.13)
Shares used to compute basic net income (loss) per share	170,797	169,588	170,761	168,527
Shares used to compute diluted net income (loss) per share	184,180	169,588	184,276	168,527
Comprehensive income (loss):
Net income (loss)	$11,182	(6,969)	16,705	(22,025)
Unrealized gain on investments:
Unrealized holding gains	16,321	8,003	21,831	13,737
Adjustments for gains reclassified to net income (loss)	(4,052)	—	(4,052)	(53)
Foreign currency translation gains (losses)	(109)	91	(1,400)	(123)

Comprehensive income (loss)	$23,342	1,125	33,084	(8,464)

(A) Components of net revenue:
License fees	$19,596	18,199	60,605	53,581
Service revenue	62,637	50,111	180,886	140,592

	$82,233	68,310	241,491	194,173

(B) Components of cost of revenue:
License fees	$8,666	7,751	24,888	20,706
Service revenue	16,029	17,035	49,385	47,576

	$24,695	24,786	74,273	68,282

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$16,705	(22,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,869	10,923
Stock-based compensation	109	624
Equity in net losses of MusicNet	1,068	3,396
Net change in accrued loss on excess office facilities and content agreement	(6,230)	(959)
Loss on disposal of equipment	250	928
Gain on sale of equity investments	(19,330)	(66)
Increase of net deferred tax asset valuation allowance	3,324	—
Impairment of equity investments	—	450
Other	48	—
Net change in certain operating assets and liabilities	6,127	12,859

Net cash provided by operating activities	13,940	6,130

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(10,728)	(6,644)
Purchases of intangible assets	(1,000)	(4,850)
Purchases of short-term investments	(121,540)	(269,539)
Proceeds from sales and maturities of short-term investments	127,790	304,475
Decrease (increase) in restricted cash equivalents	2,095	(198)
Proceeds from sale of equity investments	19,530	77
Purchases of cost based investments	(647)	—
Payment of acquisition costs, net of cash acquired	(14,705)	(10,477)

Net cash provided by investing activities	795	12,844

Cash flows from financing activities:
Repurchase of common stock	(29,275)	—
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	4,926	5,206
Repayment of long-term note payable	(648)	—

Net cash (used in) provided by financing activities	(24,997)	5,206
Net effect of exchange rate changes on cash and cash equivalents	(492)	(183)

Net (decrease) increase in cash and cash equivalents	(10,754)	23,997
Cash and cash equivalents at beginning of period	219,426	198,028

Cash and cash equivalents at end of period	208,672	222,025
Short-term investments at end of period	137,982	140,355

Total cash, cash equivalents and short-term investments at end of period	$346,654	362,380

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration in business combinations:
Common stock and options issued in business combination	$—	20,901

Accrued acquisition costs	$1	—

Long-term notes payable acquired in business combination	$863	—

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
     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2005. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(c) Cash, Cash Equivalents and Short-Term Investments
     Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	September 30, 2005	December 31, 2004
Cash and cash equivalents	$208,672	219,426
Short-term investments	137,982	144,195

Total cash, cash equivalents and short-term investments	$346,654	363,621

Restricted cash equivalents	$18,056	20,151

     Restricted cash equivalents at September 30, 2005 represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters, and (c) cash equivalents of approximately $0.8 million pledged as collateral against guaranteed minimum payments under a discontinued content agreement.
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

(d) Notes Receivable from Related Parties and Shareholder
     Notes receivable from related parties are carried at the estimated net realizable value and consist of three cash loans made in 2000 by Listen.com, Inc. (Listen), a company acquired by RealNetworks in 2003, to certain former officers of Listen. During September 2005, one note with an interest rate of 6.13% was satisfied. The remaining two notes receivable from a related party were due in February and April 2005 and bore interest rates of 6.46% and 6.60%, respectively. These two notes were satisfied in April 2005. No amounts remained outstanding related to these notes at September 30, 2005. The amount related to the three notes that were outstanding at December 31, 2004 was $0.1 million.
     Note receivable from shareholder was carried at the net realizable value and consisted of a full recourse note issued as consideration for the exercise of Listen stock options by an individual that was an employee of the Company through December 2004 and was an employee of Listen on the date of issuance. The note bore interest at a rate of 5.28% and was due seven years from the date of issuance. The amount of the note receivable from shareholder that was outstanding at December 31, 2004 was not significant and was satisfied in March 2005. No amounts remained outstanding related to this note at September 30, 2005.
(e) Investments
     The Company has certain investments that are accounted for under the cost method of accounting. The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence and for which the related securities do not have a quoted market price.
     The Company’s investment in MusicNet, Inc. (MusicNet), which was disposed of during the quarter ended June 30, 2005, was accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of MusicNet’s earnings or loss was included in the Company’s consolidated operating results. In certain cases where the Company had loaned MusicNet funds, the Company may have recorded more than its relative equity share of the MusicNet’s losses.
(f) Other Assets
     Other assets primarily consist of offering costs and other long-term deposits. The Company incurred the offering costs as a result of its convertible debt offering. These costs are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over a five year period.
(g) Other Intangible Assets, net
     Other intangible assets, net primarily consist of trade names, technology, customer and distributor relationships and patents that were acquired through certain of the Company’s acquisitions, as well as other purchased technology. The intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to five years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that may indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.
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

     For transactions not falling under the scope of SOP 97-2, the Company’s revenue recognition policies are in accordance with SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” and the Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”
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
     The share count used to compute basic and diluted net income (loss) per share is calculated as follows (in thousands):

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	170,797	169,724	170,761	168,688
Less restricted shares	—	(136)	—	(161)

Shares used to compute basic net income (loss) per share	170,797	169,588	170,761	168,527

Dilutive potential common shares:
Stock options	2,633	—	2,765	—
Convertible debt	10,750	—	10,750	—

Shares used to compute diluted net income (loss) per share	184,180	169,588	184,276	168,527

     Approximately 24.1 million of common shares potentially issuable from stock options for the quarter and nine months ended September 30, 2005 are excluded from the calculation of diluted net income per share because the exercise price was greater than the average market price of the common stock for the respective period. Potential dilutive securities outstanding were not included in the computation of diluted net loss per common share for the quarter and nine months ended September 30, 2004, because to do so would have been anti-dilutive. Potential dilutive securities for the quarter and nine months ended September 30, 2004 included options to purchase approximately 36.8 million common shares, and approximately 10.8 million contingently issuable shares related to convertible debt.
(j) Derivative Financial Instruments
     During the quarter ended September 30, 2005, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they do not meet the criteria for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended.
     At September 30, 2005, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value
British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP)	850	$1,547	$(49)
Japanese Yen (“YEN”) (contracts to receive YEN/pay US$)	(YEN)	118,000	$1,073	$(26)
     At December 31, 2004, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value
British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP)	780	$1,502	$(1)
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR)	2,650	$3,527	$(88)
Japanese Yen (“YEN”) (contracts to receive YEN/pay US$)	(YEN)	123,000	$1,168	$27
     No derivative instruments designated as hedges for accounting purposes were outstanding at September 30, 2005 or December 31, 2004.
(k) Accumulated Other Comprehensive Income
     The Company’s accumulated other comprehensive income at September 30, 2005 and December 31, 2004 consisted of net unrealized gains on investments and the net amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains and losses on investments has been taken into account if applicable. The components of accumulated other comprehensive income are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Unrealized gains on investments, net of taxes of $13,592 in 2005 and $16,916 in 2004	$32,684	14,905
Foreign currency translation adjustments	(1,716)	(316)

Total accumulated other comprehensive income	$30,968	14,589

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

     The Company recognizes compensation cost related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). At September 30, 2005, the Company has one stock-based employee compensation plan. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$11,182	(6,969)	16,705	(22,025)
Plus: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	25	145	109	624
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,720)	(5,066)	(10,134)	(17,393)

Pro forma net income (loss)	$7,487	(11,890)	6,680	(38,794)

Net income (loss) per share:
Basic — as reported	$0.07	(0.04)	0.10	(0.13)
Diluted — as reported	$0.06	(0.04)	0.09	(0.13)
Basic — pro forma	$0.04	(0.07)	0.04	(0.23)
Diluted — pro forma	$0.04	(0.07)	0.04	(0.23)
(m) Recently Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The Company is required to adopt the provisions of SFAS 123R in the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” (Note 1 (l)) for the pro forma net income (loss) and net income (loss) per share amounts, for the quarters and nine months ended September 30, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a material impact on the consolidated statements of operations and comprehensive income (loss) and net income (loss) per share.
(n) Reclassifications
     Certain reclassifications have been made to the September 30, 2004 unaudited condensed consolidated financial statements, and footnotes thereto, to conform to the September 30, 2005 presentation.
NOTE 2 — SEGMENT INFORMATION
     The Company began measuring its business by segments beginning in the quarter ended March 31, 2004, and operates in two business segments: Consumer Products and Services and Business Products and Services, for which the Company receives revenue from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, Executive and Senior Vice Presidents, and the Company’s General Counsel. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Consumer Products and Services segment and Business Products and Services segment and, therefore, the Company reports these as operating segments as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information”.

     The Company’s customers consist primarily of individual consumers and business customers located in the United States and various foreign countries. Net revenue by geographic region is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
United States	$63,478	52,054	184,678	146,966
Europe	10,937	10,168	33,547	29,999
Rest of the world	7,818	6,088	23,266	17,208

Total net revenue	$82,233	68,310	241,491	194,173

The Company’s segment revenue is defined as follows:

•	Consumer Products and Services, which primarily includes revenue from: digital media subscription services such as RealOne SuperPass, Rhapsody, RadioPass, GamePass and stand-alone and add-on subscriptions; sales and distribution of third party products and services; sales of digital content such as music and game downloads; sales of premium versions of the Company’s RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet, and payment is provided primarily by the Company charging the customers’ credit card at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.

•	Business Products and Services, which primarily includes revenue from: sales of the Company’s media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through OEM channels; support and maintenance services that the Company sells to customers who purchase the Company’s software products; broadcast hosting services; and consulting services the Company offers to our customers. These products and services are primarily sold to corporate customers.

Net revenue by segment is as follows (in thousands):

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Consumer Products and Services	$71,750	56,034	206,549	156,802
Business Products and Services	10,483	12,276	34,942	37,371

Total net revenue	$82,233	68,310	241,491	194,173

Consumer Products and Services revenue is comprised of the following (in thousands):

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Music	$25,042	18,040	71,420	44,934
Video, consumer software and other	23,642	23,619	72,403	71,623
Games	14,699	9,098	40,536	24,205
Media properties	8,367	5,277	22,190	16,040

Total Consumer Products and Services revenue	$71,750	56,034	206,549	156,802

Consumer Products and Services revenue is comprised of the following (in thousands):

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Consumer subscription services	$47,347	38,395	139,568	105,927

Consumer software and related services	24,403	17,639	66,981	50,875

Total Consumer Products and Services revenue	$71,750	56,034	206,549	156,802

Long-lived assets, net by geographic region are as follows (in thousands):

	September 30,	December 31,
	2005	2004
United States	$157,498	155,844
Europe	14,757	176
Rest of world	352	411

Total long-lived assets, net	$172,607	156,431

Goodwill, net is assigned to the Company’s segments as follows (in thousands):

	September 30,	December 31,
	2005	2004
Consumer Products and Services	$122,748	111,402
Business Products and Services	7,815	7,815

Total goodwill, net	$130,563	119,217

Reconciliation of segment operating income (loss) to net income (loss) before income taxes is as follows (in thousands):

	Consumer Products	Business Products
For the Quarter Ended September 30, 2005	and Services	and Services	Reconciling Amounts	Consolidated
Net revenue	$71,750	10,483	—	82,233
Cost of revenue	22,770	1,925	—	24,695

Gross profit	48,980	8,558	—	57,538
Antitrust litigation	—	—	3,531	3,531
Stock-based compensation	—	—	25	25
Other operating expenses	42,991	11,120	—	54,111

Operating income (loss)	5,989	(2,562)	(3,556)	(129)
Total non-operating income, net	—	—	14,768	14,768

Net income (loss) before income taxes	$5,989	(2,562)	11,212	14,639

	Consumer Products	Business Products
For the Nine Months Ended September 30, 2005	and Services	and Services	Reconciling Amounts	Consolidated
Net revenue	$206,549	34,942	—	241,491
Cost of revenue	68,133	6,140	—	74,273

Gross profit	138,416	28,802	—	167,218
Antitrust litigation	—	—	11,925	11,925
Stock-based compensation	—	—	109	109
Other operating expenses	124,940	35,261	—	160,201

Operating income (loss)	13,476	(6,459)	(12,034)	(5,017)
Total non-operating income, net	—	—	25,485	25,485

Net income (loss) before income taxes	$13,476	(6,459)	13,451	20,468

	Consumer Products	Business Products
For the Quarter Ended September 30, 2004	and Services	and Services	Reconciling Amounts	Consolidated
Net revenue	$56,034	12,276	—	68,310
Cost of revenue	22,752	2,034	—	24,786
Loss on content agreement	—	—	—	—

Gross profit	33,282	10,242	—	43,524
Loss on excess office facilities	—	—	866	866
Antitrust litigation	—	—	2,974	2,974
Stock-based compensation	—	—	145	145
Other operating expenses	32,843	12,892	—	45,735

Operating income (loss)	439	(2,650)	(3,985)	(6,196)
Total non-operating expenses, net	—	—	(631)	(631)

Net income (loss) before income taxes	$439	(2,650)	(4,616)	(6,827)

	Consumer Products	Business Products
For the Nine Months Ended September 30, 2004	and Services	and Services	Reconciling Amounts	Consolidated
Net revenue	$156,802	37,371	—	194,173
Cost of revenue	62,008	6,274	—	68,282
Loss on content agreement	4,938	—	—	4,938

Gross profit	89,856	31,097	—	120,953
Loss on excess office facilities	—	—	866	866
Antitrust litigation	—	—	8,051	8,051
Stock-based compensation	—	—	624	624
Other operating expenses	92,583	39,492	—	132,075

Operating loss	(2,727)	(8,395)	(9,541)	(20,663)
Total non-operating expenses, net	—	—	(1,005)	(1,005)

Net loss before income taxes	$(2,727)	(8,395)	(10,546)	(21,668)

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
NOTE 3 — ACQUISITION
     On May 6, 2005, the Company acquired all of the outstanding securities of Mr. Goodliving Ltd., (Mr. Goodliving) in exchange for approximately $15.6 million in cash payments. Included in the purchase price is $0.5 million in estimated acquisition-related expenditures consisting primarily of professional fees. In addition, the Company may be obligated to pay up to $1.6 million over a four-year period to certain Mr. Goodliving employees in the form of a management incentive plan if certain performance criteria are achieved. Such amounts are not included in the aggregate purchase price and, to the extent earned, will be recorded as compensation expense over the related employment periods. The accrued compensation cost related to this plan was approximately $0.1 million and $0.2 million for the quarter and nine months ended September 30, 2005, respectively, and is included in the unaudited condensed consolidated balance sheet in accrued and other liabilities.
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
NOTE 4 — OTHER INVESTMENTS
     RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of certain companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent of which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances at September 30, 2005, the Company determined that there were no other-than-temporary declines in fair value for the quarter or nine months then ended.
     As of September 30, 2005, the Company owned marketable equity securities of J-Stream Inc., a Japanese media services company, representing approximately 10.6% of J-Stream’s outstanding shares. These securities are accounted for by the Company as available-for-sale securities. The market value of these shares has increased from the Company’s original cost of approximately $1.0 million, resulting in a carrying value of $47.4 million and $33.1 million at September 30, 2005 and December 31, 2004, respectively. The increase over the Company’s cost basis, net of tax effects is $32.9 million and $15.2 million at September 30, 2005 and December 31, 2004, respectively, and is reflected as a component of accumulated other comprehensive income. The Company recently disposed of a portion of its investment in J-Stream, through open market trades, which resulted in net proceeds of approximately $11.9 million, for which the Company recognized a gain, net of tax, of approximately $8.4 million during the quarter ended September 30, 2005. The disposition resulted in a tax expense and a related offset to accumulated other comprehensive income of $3.3 million during the quarter ended September 30, 2005. The disposition reduced the Company’s ownership interest from approximately 13.2% to 10.6%. The market for J-Stream’s shares is relatively limited, and the share price is volatile. Although the carrying value of the Company’s investment in J-Stream was approximately $47.4 million at September 30, 2005, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.
NOTE 5 — INVESTMENT IN MUSICNET
     The Company’s investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, was accounted for under the equity method of accounting. On April 12, 2005, the Company disposed of all of its preferred shares and convertible notes in MusicNet to a private equity firm, Baker Capital, in connection with the sale of all of the capital stock of MusicNet. The Company received approximately $7.2 million of cash proceeds in connection with the closing of the transaction and received an additional $0.4 million in connection with the expiration of an escrow arrangement in August 2005. The Company also has the right to receive up to an additional $2.3 million in cash upon the expiration of an indemnity escrow arrangement which expires on the one-year anniversary of the transaction date.

     The Company recorded in its statement of operations its equity share of MusicNet’s net loss through the date of disposition, which was $1.1 million for the nine months ended September 30, 2005 and was $1.3 million and $3.4 million for the quarter and nine months ended September 30, 2004, respectively. No amounts were recorded during the quarter ended September 30, 2005. For purposes of calculating the Company’s equity in net loss of MusicNet for the nine months ended September 30, 2005 and the quarter and nine months ended September 30, 2004, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses recorded by the Company represented approximately 36.1% of MusicNet’s net losses for the nine months ended September 30, 2005 and 36.9% for the quarter and nine months ended September 30, 2004. As of September 30, 2005, the Company no longer held an ownership interest in MusicNet. As of December 31, 2004, the Company’s ownership interest in the outstanding shares of capital stock of MusicNet was approximately 24.9%. The Company recognized approximately $0.2 million of revenue during the quarter and $0.7 million for the nine months ended September 30, 2005 and $0.2 million and $0.7 million for the quarter and nine months ended September 30, 2004, respectively, related to license and services agreements with MusicNet.
NOTE 6 — LOSS ON EXCESS OFFICE FACILITIES AND CONTENT AGREEMENT
     In October 2000, the Company entered into a ten-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. Due to a subsequent decline in the market for office space in Seattle and the Company’s re-assessment of its facilities requirements, the Company has accrued for estimated future losses on excess office facilities. The Company’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. During 2003, the Company secured an additional tenant at a sublease rate lower than the rate used in previous loss estimates. As a result, the Company adjusted its estimates to reflect the lower lease rate and recorded additional losses of $7.1 million. The loss estimate currently includes $11.5 million of sublease income, of which $9.3 million is committed under current sublease contracts. The Company did not identify any factors that caused it to revise its estimates during the quarter and nine months ended September 30, 2005. The Company also recorded an accrual for estimated future losses on excess office facilities in its allocation of the purchase price for its acquisition of Listen. The Company regularly evaluates the market for office space. If the market for such space declines further in future periods or if the Company is unable to sublease the space based on its current estimates, the Company may have to revise its estimates, which may result in additional losses on excess office facilities. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections.
     During the quarter ended September 30, 2004, the Company re-negotiated its existing lease for its headquarters building, which included extending the lease term until September 2014. In addition, the Company ceased use of approximately 16,000 square feet of office space, which was returned to the landlord in May 2005 in accordance with the amended lease agreement. The Company recorded a loss on excess office facilities of approximately $0.9 million related to the expensing of net leasehold improvements and rent for the period between October 1, 2004 and April 30, 2005 related to the excess space the Company vacated as of September 30, 2004.
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
     A summary of activity for the accrued loss on excess office facilities and content agreement, current and non-current portion, is as follows (in thousands):

Accrued loss at December 31, 2004	$27,177
Less amounts paid on lease agreement, net of sublease income	(4,064)
Less amounts paid on content agreement	(2,166)

Accrued loss at September 30, 2005	$20,947

NOTE 7 — CONVERTIBLE DEBT
     During 2003, the Company issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of approximately $9.30 per share if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchasers may require the Company to purchase all or a portion of the notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and are being amortized over a five-year period. Interest expense from the amortization of offering costs in the amount of $0.2 million and $0.5 million is recorded in interest income, net for the quarter and nine months ended September 30, 2005 and $0.2 million and $0.5 million for the quarter and nine months ended September 30, 2004, respectively. The net proceeds of the issuance are intended to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and other working capital requirements.
NOTE 8 — REPURCHASE OF COMMON STOCK
     In August 2005, the Company announced a share repurchase program, replacing the Company’s existing share repurchase plan. The Company’s Board of Directors authorized the repurchase of up to an aggregate of $75 million of the Company’s outstanding common stock. The Company has entered into a Rule 10(b)5-1 plan designed to facilitate the repurchase of a portion of the authorized repurchase amount. Repurchases of common stock under the Company’s share repurchase program may also be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. There were no repurchases during 2005 or 2004 related to the September 2001 plan. As of September 30, 2005, the Company had repurchased approximately 5.5 million shares under the new plan at an average cost of $5.33 per share for an aggregate value of approximately $29.3 million.
NOTE 9 — COMMITMENTS
     In May 2005, the Company entered into a purchase agreement with a third party vendor to acquire certain products and services. The Company will be invoiced for the products and services at the time of receipt by the vendor. As of September 30, 2005, the Company had authorized the acquisition of approximately $8.9 million in products and services under the provisions of the agreement. The Company expects these products and services to be received and to be invoiced for them during the quarter ending December 31, 2005, at which point the Company will record the related liability.
NOTE 10 — GUARANTEES
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
NOTE 11 — LITIGATION
     In December 2003, the Company filed suit against Microsoft Corporation in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws. The Company alleged that Microsoft had illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. On October 11, 2005, the Company and Microsoft entered into a settlement agreement pursuant to which the Company agreed to settle all antitrust disputes worldwide with Microsoft, including the United States litigation. Upon settlement of the legal disputes, the Company and Microsoft entered into two commercial agreements that provide for collaboration in digital music and casual games. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to the Company over the terms of the agreements is approximately $761 million. Refer to Note 12 – Subsequent Event for further explanation.

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
     In July 2002, a lawsuit was filed against the Company in federal court in Boston, Massachusetts by Ethos Technologies, Inc. (Ethos), alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” Ethos seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed counterclaims against Ethos seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to Ethos’ inequitable conduct, as well as its recovery of damages for Ethos’ infringement of a Company patent, and reasonable attorneys’ fees and costs. The Company disputes Ethos’ allegations in this action and intends to vigorously defend itself.
     In August 2005, a lawsuit was filed against the Company in the U.S. District Court for the District of Maryland by Ho Keung Tse, an individual residing in Hong Kong. The suit alleges that certain of the Company’s products and services infringe the plaintiff’s patent relating to “the distribution of digital files, including sound tracks, music, video and executable software in a manner which restricts unauthorized use.” Tse seeks to enjoin the Company from the allegedly infringing activity and to recover treble damages for the alleged infringement. The Company has not yet been served with process in the suit. In October 2005, the Company’s co-defendant moved to transfer the lawsuit from the District of Maryland to the Northern District of California. The Company disputes Tse’s allegations in the action and intends to vigorously defend itself.
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
NOTE 12 — SUBSEQUENT EVENT
     On October 11, 2005, the Company and Microsoft entered into an agreement to settle all antitrust disputes worldwide between the two companies. Upon settlement of the legal disputes, the Company and Microsoft entered into two commercial agreements that provide for collaboration in digital music and casual games. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to the Company over the terms of the agreements is approximately $761 million.
     Under the settlement agreement, the Company agreed to dismiss its antitrust litigation in the United States against Microsoft with prejudice and agreed to take no further steps to participate in the antitrust proceedings pending against Microsoft instituted by the European Union and South Korea. Microsoft agreed to pay the Company $460 million, an amount which was received in October 2005, to settle all claims. In addition, pursuant to the settlement agreement, Microsoft will license certain Microsoft technologies to the Company to enhance its media software solutions and access to the Windows operating system. Microsoft has also agreed to enhance consumers’ ability to access the Company’s software products by improving consumers’ ability to choose their preferred settings for playing media files and managing other media experiences. Microsoft and the Company have agreed to work together to enhance interoperability between Microsoft’s Windows Media and the Company’s Helix Digital Rights Management (DRM) systems, and Microsoft will enable the Company to facilitate the playback of content on non-Windows portable devices and personal computers using Windows Media DRM. Microsoft has also provided the Company contractual assurances ensuring the Company’s broad access to Microsoft’s PC OEM distribution channel.

     Under the music and games agreements, Microsoft is scheduled to pay the Company $301 million in cash and provide services over 18 months in support of the Company’s music and games activities. Microsoft can earn credits at pre-determined market rates for subscribers and users delivered to the Company through its MSN network of websites, to be netted against the quarterly contractual payments in the music agreement. In October 2005, the Company received $18.0 million of the contractual payments due under the music and games agreements.
     All of the contractual payments received by the Company during the quarter ending December 31, 2005 related to the settlement agreement and the commercial agreements will be recognized in the related period. The amount recognized will be reduced by the costs directly related to the settlement and commercial agreements, including legal fees, some of which include contingent payments, and other associated expenses. The Company is currently in the process of evaluating the accounting and tax treatment related to these agreements, and as such, the Company has not yet determined the specific amounts to be recognized in its consolidated financial statements during the fourth quarter of 2005.

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
     We have pioneered the development of technology for the transmission of digital media over the Internet, and the use of that technology to create both free and paid consumer services. As adoption of broadband Internet access continues to spread, we believe that consumers will increasingly use and purchase digital media services on the Internet, as demonstrated by the rapid growth of our music and games businesses in recent periods. Our strategy is to continue to grow and leverage our large base of RealPlayer users to help drive our consumer digital media products and services, including our subscription services and our media advertising. At the same time, we will continue to develop and license our digital media technologies that power our products and services, including the Helix Universal Server and Helix DRM, which enable our business customers to create and deliver their own digital media applications and services.
     Over the last several years, our core business has evolved to address changing dynamics in our industry. We initially developed our business as a leading provider of software technology for the delivery and playback of digital media content over digital networks, and became a leader in that business. We have leveraged our technology business and large technology user base to define and develop new consumer-based businesses built using our digital media technology. These new consumer businesses principally involve paid digital media content. In recent periods, we have aggressively pursued development of these businesses through both internal initiatives and strategic acquisitions of businesses and technologies. We have also increased our focus, including our promotional efforts, on these consumer digital media businesses, which has resulted in significant increases in our sales of digital media content and the number of subscribers to our service offerings. In addition, we have increased our focus on our “free-to-consumer” products and services, such as Rhapsody 25, a version of our Rhapsody music client software that gives users access to play 25 tracks per month without subscribing to one of our premium music subscription services. Rhapsody 25 is supported by increased advertising to these users and has resulted in an increase in the associated advertising revenue. The increases in our revenue are reflected in our results of operations in the following primary ways:
•	A significant increase in our Consumer Products and Services revenue driven primarily by growth in revenue from our music, games, and media properties businesses;

•	A higher percentage of our total revenue arising from our Consumer Products and Services businesses; and

•	A significant increase in the service revenue component of our Consumer Products and Services, including primarily our consumer subscription services.
     Despite the aggregate growth of our Consumer Products and Services revenue, our overall results have been substantially affected over the last several years by reduced sales of our Business Products and Services. We believe that the reduction in sales in our Business Products and Services segment during this period and related reduction in usage of the associated products and services has been caused primarily by Microsoft’s practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products. We believe that Microsoft’s practices directly reduced sales of our Business Products and Services segment, resulting in declines in related revenue. In response to these business practices, we filed suit against Microsoft in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws, seeking monetary and injunctive relief to remedy these violations. On October 11, 2005, we entered into a Settlement Agreement with Microsoft resolving all of our antitrust disputes worldwide as more fully described below.
     In 2004, we recorded the highest revenue in our history primarily due to the significant growth in our Consumer Products and Services segment. Our overall revenue mix has shifted from higher margin software products related to our Business Products and Services segment toward our Consumer Products and Services segment, which has resulted in a decline in our gross margins from previous periods. In addition, we incurred approximately $11.0 million in antitrust litigation expenses in 2004 related to Microsoft’s business practices, which negatively impacted our overall financial results. These trends continued in the first nine months of 2005, as our total revenue continued to grow significantly as compared to the first nine months of 2004, and our Consumer Products and Services business continued to increase as a percentage of our total revenue to approximately 86% for the nine months ended September 30, 2005. We also incurred an additional $3.5 million and $11.9 million in antitrust litigation expenses during the quarter and nine months ended September 30, 2005, respectively.
     Although we expect our total revenue for 2005 to grow substantially over 2004, our sequential revenue declined in the third quarter of 2005 from the second quarter of 2005. We currently anticipate that our sequential revenue growth will slow or decrease slightly during the fourth quarter of 2005. Our sequential revenue declined in the third quarter of 2005 principally because of: (1) the positive impact on revenue growth in the second quarter of 2005 from new and expanded advertising and promotion relationships, which, continued to generate revenue in the third quarter of 2005, but not at an increased rate from the second quarter of 2005; (2) a decrease in revenue related to the discontinuation of several low margin standalone video products; and (3) the expiration of a long-term legacy systems license agreement in our Business Products and Services segment which was substantially completed in the second quarter of 2005. In addition, our sequential revenue was adversely impacted by slowing growth of our premium music subscription service revenue arising in part from a shift in the focus of our marketing and promotion efforts to our “free-to-consumer” products and services, such as Rhapsody 25, as well as from the fact that an increasing percentage of our new music subscribers arise from the wholesale distribution of our radio products through broadband service providers, which tend to generate less revenue per subscriber than non-wholesale providers. Our revenue growth was also impacted by an increase in the number of customer cancellations attributable primarily to our increasingly large subscriber base. Finally, our Music business continued to face intense competition in the third quarter of 2005 as certain marketing channels became more crowded with competitive offers of lower prices. We currently anticipate that these trends and factors, particularly slowing growth of our premium music subscription service revenue, will result in slowing sequential revenue growth in the fourth quarter of 2005 as compared to prior periods.
     On October 11, 2005, we entered into an agreement to settle all antitrust disputes worldwide with Microsoft. Upon settlement of the legal disputes, we also entered into two commercial agreements with Microsoft that provide for collaboration in digital music and casual games. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to us over the terms of the agreements is approximately $761 million.
     Under the settlement agreement, we agreed to dismiss our antitrust litigation in the United States against Microsoft with prejudice and agreed to take no further steps to participate in antitrust proceedings pending against Microsoft instituted by the European Union and South Korea. Microsoft agreed to pay us $460 million to settle all claims. In addition, pursuant to the settlement agreement, Microsoft will license certain Microsoft technologies to us to enhance our media software solutions and access to the Windows operating system. Microsoft has also agreed to enhance consumers’ ability to access our software products by improving consumers’ ability to choose their preferred settings for playing media files and managing other media experiences. Microsoft has agreed to work with us to enhance interoperability between Microsoft’s Windows Media and our Helix Digital Rights Management (DRM) systems, and Microsoft has agreed to enable us to facilitate the playback of content on non-Windows portable devices and personal computers using Windows Media DRM. Microsoft also provided contractual assurances that we will receive broad access to Microsoft’s PC original equipment manufacturer (OEM) distribution channels. Under the music and games agreements, Microsoft is scheduled to pay us $301 million in cash and provide services over 18 months in support of our music and games activities. Microsoft can earn credits at pre-determined market rates for subscribers and users delivered to us through MSN, to be netted against the quarterly contractual payments in the music agreement. We do not expect the subscriber activity and related revenue generated as a result of the games and music agreements to have a significant impact on our revenue for the fourth quarter of 2005.
     All contractual payments received by us during the quarter ending December 31, 2005 related to the settlement agreement and the commercial agreements will be recognized during the related period. The amount recognized will be reduced by the costs directly related to the settlement and the commercial agreements, including legal fees, some of which include contingent payments, and other associated expenses. We are currently in the process of evaluating the accounting and tax treatment related to these agreements, and as such, we have not yet determined the specific amounts to be recognized in our consolidated financial statements during the fourth quarter of 2005.
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
Critical Accounting Policies and Estimates
     The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Our critical accounting policies and estimates are as follows:
•	Revenue recognition;

•	Estimating music publishing rights and music royalty accruals;

•	Estimating sales returns and the allowance for doubtful accounts;

•	Estimating losses on excess office facilities;

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;

•	Valuation of goodwill; and

•	Valuation of net deferred tax assets.
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
     Valuation of Net Deferred Tax Assets. In accordance with generally accepted accounting principles, we must periodically assess the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefits in the statement of operations. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macro-economic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our investments and other assets. As of September 30, 2005 and December 31, 2004, we had established valuation allowances equal to our net deferred tax assets.
Revenue by Segment
     We operate our business in two segments: Consumer Products and Services and Business Products and Services.

	Quarters Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
Consumer Products and Services	$71,750	56,034	28%	$206,549	156,802	32%

Business Products and Services	10,483	12,276	(15)	34,942	37,371	(7)

Total net revenue	$82,233	68,310	20	$241,491	194,173	24

	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(As a percentage of total net revenue)		(As a percentage of total net revenue)
Consumer Products and Services	87%	82	86%	81
Business Products and Services	13	18	14	19

Total net revenue	100%	100	100%	100
     Consumer Products and Services. Consumer Products and Services revenue is derived from sales of digital media subscription services, our RealPlayer Plus and other related products, sales and distribution of third party software products and services, sales of digital content such as music and games, and advertising. These products and services are sold primarily through the Internet, and payment is provided primarily by the Company charging the customers’ credit card at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased. Consumer Products and Services revenue increased in the quarter and nine months ended September 30, 2005 primarily due to: (1) growth in subscribers and the related revenue for our subscription services, including Rhapsody, RadioPass, GamePass and SuperPass; (2) increased sales of individual tracks through our Rhapsody and RadioPass music subscription services; and (3) increased sales of individual games license products. Other additional factors contributing to the increase are discussed in further detail below in the sections included within Consumer Products and Services revenue. These increases were partially offset by decreases in sales of our premium consumer software license products and third party stand-alone subscription services. We believe the growth in our music and games subscription services is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements and increasing consumer acceptance and adoption of digital media products and services.
     Business Products and Services. Business Products and Services revenue is derived from the licensing of our media delivery system software, including Helix system software and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products, broadcast hosting services we provide and consulting services we offer to our customers. These products and services are primarily sold to corporate, government and educational customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered. Business Products and Services revenue decreased in the quarter ended September 30, 2005 due primarily to: (1) a decrease in the revenue recognized related to the expiration of a legacy system software agreement; (2) a decrease in sales of our system software to mobile and wireless infrastructure companies; and (3) a decrease in sales of our system software to OEM customers. Business Products and Services revenue decreased in the nine months ended September 30, 2005 due primarily to a decrease in the revenue recognized related to the termination of a legacy system software agreement and a decrease in sales of our system software to mobile and wireless infrastructure companies. This decrease was partially offset by sales of our system software to OEM customers. We believe the decreases in sales of certain of our business software products in recent years have been significantly affected by Microsoft’s practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products. Our Business Products and Services revenue also tends to be comprised of a number of larger transactions, which typically have lengthy and variable sales cycles. Due to the length and variability of these sales cycles and the size of the transactions, our sequential quarterly revenue has fluctuated based on the timing of the consummation of the related agreements. No assurance can be given when, or if, we will experience increased sales of our Business Products and Services segment.

Consumer Products and Services Revenue
     A further analysis of our Consumer Products and Services revenue is as follows:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
			(Dollars in thousands)
Music	$25,042	18,040	39%	$71,420	44,934	59%
Video, Consumer Software and Other	23,642	23,619	—	72,403	71,623	1
Games	14,699	9,098	62	40,536	24,205	67

Media Properties	8,367	5,277	59	22,190	16,040	38

Total Consumer Products and Services revenue	$71,750	56,034	28%	$206,549	156,802	32%

     Music. Music revenue primarily includes revenue from our Rhapsody and RadioPass subscription services, sales of digital music content and advertising through our music related websites. The increase in Music revenue during the quarter and nine months ended September 30, 2005 is due primarily to: (1) growth in subscribers to our Rhapsody and RadioPass subscription services; (2) the online sale of individual tracks through our Rhapsody subscription service and through our RealPlayer Music Store (sales through our RealPlayer Music Store began during the quarter ended March 31, 2004); and (3) the distribution of our radio products through broadband service providers. We believe the continued growth of our Music revenue during the first nine months of 2005 is due primarily to the broader acceptance of paid online music services and increased focus of our marketing efforts on our music offerings.
     Video, Consumer Software and Other. Video, consumer software and other revenue includes primarily revenue from: our SuperPass and stand-alone premium video subscription services; RealPlayer Plus and related products and revenue from support services that we sell to customers who purchase these products; and sales of third-party software products. Video, consumer software and other revenue increased slightly in the quarter and nine months ended September 30, 2005 primarily due to price increases introduced in August 2004 for our SuperPass digital media subscription service. This increase was partially offset by decreases in: (1) revenue from stand-alone subscription services; (2) revenue related to third party consumer license products; and (3) revenue related to our premium consumer license products. We believe that the decrease in revenue related to our premium consumer license products and third party consumer license products is due to both the effects of Microsoft’s business practices and a shift in our marketing and promotional efforts towards our music and games subscription services, which we believe represent a greater growth opportunity for us given current market conditions.
     Games. Games revenue primarily includes revenue from: game downloads through our RealArcade service and our GameHouse website; our GamePass subscription service; and advertising through RealArcade and our games related websites. The increase in Games revenue during the quarter and nine months ended September 30, 2005 is due primarily to: (1) growth in subscribers to our GamePass subscription service and price increases introduced during the quarter ended March 31, 2005; (2) increased revenue related to our GameHouse product offerings (subsequent to our acquisition of GameHouse in January 2004); (3) increased revenue related to the sale of individual game licenses through our RealArcade service and our websites; and (4) increased revenue from the sale of game licenses for mobile phones. Additionally, we believe the growth in our Games revenue is due to the increased focus of our marketing efforts on our Games business and the addition of new game titles to our RealArcade and GamePass offerings.
     Media Properties. Media properties revenue includes revenue from our distribution of third party products and all advertising other than that related directly to our music and games businesses. Media properties revenue increased in the quarter and nine months ended September 30, 2005 primarily due to: (1) increased revenue related to advertising through our websites; and (2) an increase in revenue associated with new and expanded advertising relationships.
Geographic Revenue

	Quarters Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
			(Dollars in thousands)
United States	$63,478	52,054	22%	$184,678	146,966	26%
Europe	10,937	10,168	8	33,547	29,999	12

Rest of the world	7,818	6,088	28	23,266	17,208	35

Total	$82,233	68,310	20%	$241,491	194,173	24%

     Revenue generated in the United States increased for the quarter and nine months ended September 30, 2005 primarily due to the growth of our Music and Games businesses and increased revenue from distribution of third party products. See Consumer Products and Services Revenue — Games and — Music above for further discussion of the changes.
     International revenue increased for the quarter and nine months ended September 30, 2005 primarily due to the continued growth of our Games business internationally, as well as the contribution of revenue from our international RadioPass subscription service since its introduction during 2004. These increases were partially offset by a decrease in revenue related to sales of our system software to mobile and wireless infrastructure companies. International revenue decreased as a percentage of overall revenue from 24% to 23% for the quarter ended September 30, 2004 and 2005, respectively, primarily due to a decrease in revenue related to sales of our system software to mobile and wireless infrastructure companies. The decrease was partially offset by growth of our Games business internationally, the contribution of revenue from our international RadioPass subscription service and revenue related to sales of mobile game licenses through Mr. Goodliving, which we acquired in May 2005. International revenue as a percentage of overall revenue was 24% for each of the nine month periods ended September 30, 2005 and 2004.
Revenue
     In accordance with SEC regulations, we also present our revenue based on License Fees and Service Revenue as set forth below.

	Quarters Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
License fees	$19,596	18,199	8%	$60,605	53,581	13%
Service revenue	62,637	50,111	25	180,886	140,592	29

Total net revenue	$82,233	68,310	20%	$241,491	194,173	24%

	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(As a percentage of total net revenue)
License fees	24%	27	25%	28
Service revenue	76	73	75	72

Total net revenue	100%	100	100%	100
     License Fees. License fees primarily include: sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through OEM channels; revenue from sales of premium versions of our RealPlayer Plus and related products; sales of third-party products and content such as game downloads and digital music tracks. License fees include revenue from both our Consumer and Business Products and Services segments. The increase in license fees for the quarter and nine months ended September 30, 2005 was primarily due to: (1) increased revenue from the online sale of individual tracks through our Rhapsody music subscription service and our RealPlayer Music Store; (2) increased revenue related to the sale of games content related to our GameHouse product offerings (subsequent to our acquisition of GameHouse in January 2004); (3) increased revenue related to the sale of individual game licenses through our RealArcade service and our websites; and (4) revenue from the sale of game licenses for mobile phones. These increases were partially offset by a decrease in revenue related to the expiration of a legacy system software agreement in July 2005, a decrease in sales of our system software to mobile and wireless infrastructure companies as well as decreased sales of our premium consumer license products and third party consumer license products. In addition, revenue was impacted during the quarter by a decrease in sales to OEM customers and during the nine month period by an increase in sales to OEM customers. See “Revenue by Segment — Consumer Products and Services” and “Revenue by Segment — Business Products and Services” above for further explanation of changes.
     Service Revenue. Service revenue primarily includes: revenue from digital media subscription services such as RealOne SuperPass, RadioPass, Rhapsody, GamePass and stand-alone and add-on subscriptions; revenue from support and maintenance services that we sell to customers who purchase our software products; revenue from broadcast hosting services; revenue from consulting services we offer to our customers; revenue from distribution of third party software; and advertising revenue. Service revenue includes revenue from both our Consumer and Business Products and Services segments. The increase in service revenue during the quarter and nine months ended September 30, 2005 was primarily attributable to: (1) growth in subscribers to our music and games subscription services; (2) increased revenue related to our SuperPass subscription service, due in part to a price increase in August 2004; (3) increases in the distribution of certain third party products and the related revenue; and (4) growth in revenue related to advertising through our websites. These increases were partially offset by a decrease in revenue related to sales of stand-alone subscription services. Our subscription services accounted for approximately $47.3 million and $38.4 million of service revenue during the quarters ended September 30, 2005 and 2004, respectively, and $139.6 million and $105.9 million for the nine months ended September 30, 2005 and 2004, respectively. The increases in subscription revenue are explained in more detail in “Revenue by Segment — Consumer Products and Services” above. We believe the decreased revenue in our other service offerings are due primarily to the factors described above in “Revenue by Segment — Business Products and Services.” While revenue related to our digital media subscription services has increased substantially on a year over year basis, the rate of growth has decreased on a quarterly basis in recent periods and the amount of revenue recorded decreased slightly in the quarter ended September 30, 2005 as compared to the quarter ended June 30, 2005. We anticipate that Consumer Products and Services sequential revenue growth will slow in the fourth quarter of 2005, which is discussed further in the Overview of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Deferred Revenue
     Deferred revenue is comprised of the unrecognized revenue related to support contracts, prepayments under OEM arrangements, unearned subscription services and other prepayments for which the earnings process has not been completed. Deferred revenue at September 30, 2005 was $25.7 million compared to $30.9 million at December 31, 2004. The decrease in deferred revenue is primarily due to prepayments received under contracts occurring at a slower rate than recognition of revenue on existing contracts. The slower rate of prepayment receipts is due primarily to a decrease in new contracts in our Business Products and Services segment in recent periods, which historically represented a significant portion of deferred revenue. We believe the decrease in new contracts in our Business Products and Services segment results primarily from the conditions described in “Revenue by Segment – Business Products and Services” above. The decrease in prepayments under contracts was partially offset by an increase in deferred revenue from our digital media subscription services and prepayments related to certain of our advertising customers.
Cost of Revenue by Segment

	Quarters Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
			(Dollars in thousands)
Consumer Products and Services	$22,770	22,752	—%	$68,133	66,946	2%
Business Products and Services	1,925	2,034	(5)	6,140	6,274	(2)

Total cost of revenue	$24,695	24,786	—%	$74,273	73,220	1%

As a percentage of total net revenue	30%	36		31%	38
     Cost of Consumer Products and Services. Cost of Consumer Products and Services revenue includes cost of content, and delivery of the content included in our digital media subscription service offerings, royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment and support services. Cost of Consumer Products and Services revenue increased slightly in dollars, but decreased as a percentage of Consumer Products and Services revenue from 44% to 32% for the quarter and from 47% to 33% for the nine month period primarily due to the renegotiation of certain content agreements with more favorable terms and the discontinuation of certain content offerings related to our SuperPass subscription service, as well as an increase in higher margin revenue from the distribution of certain third party products. The increase in costs for the quarter and nine months is due primarily to increased content and licensing costs related to increased sales of our music and games products and services. The increases were offset during the quarterly period and partially offset during the nine month period by decreases in costs related to: (1) the renegotiation of certain content agreements with more favorable financial terms and the discontinuation of certain content offerings related to our SuperPass subscription service; and (2) lower royalties related to third party subscriptions due to the decrease in the related revenue. The increase in costs during the nine month period was also offset by the Loss on Content Agreement described below which resulted in a significant one-time expense in the quarter ended March 31, 2004.
     Cost of Business Products and Services. Cost of Business Products and Services revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to third-party vendors for order fulfillment, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of Business Products and Services revenue as a percentage of Business Products and Services revenue for the quarter and nine months ended September 30, 2005 was consistent with the same periods in 2004.

Cost of Revenue

	Quarters Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
License fees	$8,666	7,751	12%	$24,888	20,706	20%
Service revenue	16,029	17,035	(6)	49,385	47,576	4
Loss on content agreement	—	—	—	—	4,938	—

Total cost of revenue	$24,695	24,786	—%	$74,273	73,220	1%

As a percentage of total net revenue	30%	36		31%	38
     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees as a percentage of license revenue increased from 43% to 44% for the quarter and increased from 39% to 41% for the nine month periods ended September 30, 2004 and 2005, respectively, primarily due to increased licensing costs associated with: (1) the online sale of individual tracks through our Rhapsody subscription service and RealPlayer Music Store; and (2) an increase in revenue and associated licensing costs related to games license products. The increases were partially offset by a decrease in revenue and associated licensing costs related to third party license products.
     Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of service revenue increased for the quarter ended September 30, 2005 primarily due to increased content costs related to our digital music subscription services, which was partially offset by: (1) the discontinuation of certain content offerings related to our SuperPass subscription service; and (2) a decrease in sales of third party subscription services. Cost of service revenue increased for the nine months ended September 30, 2005 primarily due to increased content costs related to our digital music subscription services which was partially offset by the discontinuation of certain content offerings related to our SuperPass subscription service. Cost of service revenue decreased as a percentage of service revenue from 34% to 26% for the quarter and from 34% to 27% for the nine month period. The decreases as a percentage of service revenue for the quarter and nine month periods are due primarily to the renegotiation of certain content agreements with more favorable terms and the discontinuation of certain content, as well as an increase in higher margin revenue from the distribution of certain third party products.
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
Operating Expenses
Research and Development

	Quarters Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
Research and development	$16,334	13,046	25%	$45,296	38,516	18%
As a percentage of total net revenue	20%	19		19%	20
     Research and development expenses consist primarily of salaries and related personnel costs and consulting fees associated with product development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock-based compensation, increased in the quarter and nine months ended September 30, 2005 by 25% and 18%, respectively. The increase is primarily due to an increase in payroll related expenses and consulting related expenses. Research and development expenses as a percentage of net revenue increased slightly for the quarter and decreased slightly for the nine months due primarily to the timing of increases in personnel and the related expenses.
Sales and Marketing

	Quarters Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
Sales and marketing	$30,745	24,721	24%	$93,809	70,171	34%
As a percentage of total net revenue	37%	36		39%	36
     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expense increased in the quarter ended September 30, 2005 primarily due to: (1) increased advertising and marketing costs related to our consumer related products and services; (2) an increase in sales and marketing personnel and the related costs in order to support the continued growth in our Consumer Products and Services businesses; and (3) an increase in payments made to third parties for referrals of new customers. Sales and marketing costs increased in the nine months ended September 30, 2005 primarily due to: (1) increased advertising and product launch costs, including direct response television advertisements and expanded marketing programs through new and existing channels; (2) an increase in sales and marketing personnel and the related costs in order to support the continued growth in our Consumer Products and Services business; and (3) an increase in payments made to third parties for referrals of new customers. Sales and marketing costs as a percentage of total net revenue increased from 36% to 37% for the quarters and 36% to 39% for the nine month periods primarily due to the items discussed above.
General and Administrative

	Quarters Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
General and administrative	$7,032	7,968	(12)%	$21,096	23,388	(10)%
As a percentage of total net revenue	9%	12		9%	12
     General and administrative expenses consist primarily of salaries, related personnel costs, fees for professional, temporary services and contractor costs and other general corporate costs. General and administrative expenses, excluding non-cash stock-based compensation, decreased in the quarter and nine months ended September 30, 2005 primarily due to decreased litigation defense costs, net of insurance reimbursements (not including antitrust litigation expenses) and decreased costs related to our efforts to comply with the Sarbanes-Oxley Act of 2002, specifically Section 404, due primarily to the implementation efforts in the prior year. The decrease as a percentage of total net revenue from 12% to 9% for the quarters and the nine month periods was a result of our decreased costs as compared to the increase in our total net revenue.
Antitrust Litigation
     Antitrust litigation expense of $3.5 million and $11.9 million for the quarter and nine months ended September 30, 2005, respectively, and $3.0 million and $8.1 million for the quarter and nine months ended September 30, 2004, respectively, consists of legal fees, personnel costs, communications, equipment, technology and other professional services incurred related to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union. Only costs that are directly attributable to these antitrust complaints are included. On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the United States litigation. Upon settlement of the legal disputes, we also entered into two commercial agreements with Microsoft that provide for collaboration in digital music and casual games. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to us over the terms of the agreements is approximately $761 million. Refer to the Overview in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Stock-Based Compensation
     Stock-based compensation expense represents restricted stock and assumption of stock options in our acquisitions. Stock-based compensation was not significant for the quarter and $0.1 million for the nine months ended September 30, 2005 and $0.1 million and $0.6 million for the quarter and nine months ended September 30, 2004, respectively.
Other Income (Expense), Net

	Quarters Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)
Interest income, net	$2,904	1,190	144%	$7,499	2,850	163%
Equity in net loss of MusicNet	—	(1,262)	—	(1,068)	(3,396)	69
Gain on sale of equity investments	11,740	—	—	19,330	—	—
Impairment of equity investments	—	(450)	—	—	(450)	—
Other, net	124	(109)	(214)	(276)	(9)	(2,967)

Other income (expense), net	$14,768	(631)	2,440%	$25,485	(1,005)	2,636%

     Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, which are net of interest expense due to the amortization of offering costs related to our convertible debt, equity in net loss of MusicNet, Inc. (MusicNet), gain on sale of equity investments and impairment of certain equity investments. Other income (expense), net increased in the quarter ended September 30, 2005 primarily due to: (1) a gain related to the sale of a portion of our investment in J-Stream Inc., (J-Stream), a Japanese media services company; (2) a decrease in our equity in net loss of MusicNet; and (3) an increase in interest income due to rising effective interest rates on our investment balances. Other income (expense), net increased in the nine months ended September 30, 2005 primarily due to: (1) a gain related to the sale of a portion of our investment in J-Stream; (2) a gain related to the sale of our preferred shares and convertible debt of MusicNet in April 2005 and a decrease in our equity in net loss of MusicNet; and (3) an increase in interest income due to rising effective interest rates on our investment balances.
     Our investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, was accounted for under the equity method of accounting. We owned preferred stock in MusicNet and also owned convertible notes that were convertible into shares of MusicNet preferred stock. In April 2005, we disposed of all of our preferred shares and convertible notes in MusicNet to a private equity firm, Baker Capital, in connection with the sale of all of the capital stock of MusicNet. We received approximately $7.2 million of cash proceeds in connection with the closing of the transaction and received an additional $0.4 million in connection with the expiration of an escrow arrangement in August 2005. We also have the right to receive up to an additional $2.3 million in cash upon the expiration of an indemnity escrow arrangement established as part of the transaction which expires on the one-year anniversary of the transaction date.
     We recorded in our statement of operations our equity share in MusicNet’s net loss through the date of disposition, which was $1.1 million for the nine months ended September 30, 2005 and was $1.0 million and $2.1 million during the quarter and nine months ended September 30, 2004, respectively. We did not recognize any amounts related to our equity in the net loss of MusicNet during the quarter ended September 30, 2005, due to the sale of our investment, as described above. Based on the nature and terms of the convertible notes, for purposes of calculating our equity in net loss of MusicNet for the nine months ended September 30, 2005 and the quarter and nine months ended September 30, 2004, the convertible notes were treated on an “as if” converted basis. As a result, the losses recorded by us represent 36.1% of MusicNet’s net loss for the nine months ended September 30, 2005 and approximately 36.9% for the quarter and nine months ended September 30, 2004. As of September 30, 2005, we no longer held an ownership interest in MusicNet. As of December 31, 2004, our ownership interest in outstanding shares of capital stock of MusicNet was approximately 24.9%.
     We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of several companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances at September 30, 2005, the Company determined that there were no other-than-temporary declines in fair value for the quarter or nine months then ended.
     As of September 30, 2005, we owned marketable equity securities of J-Stream. This investment is accounted for as an available-for-sale security. The market value of these shares has significantly increased from our original cost of approximately $1.0 million, resulting in a carrying value of $47.4 million and $33.1 million at September 30, 2005 and December 31, 2004, respectively. The increase over our cost basis, net of tax effects is $32.9 million and $15.2 million at September 30, 2005 and December 31, 2004, respectively, and is reflected as a component of accumulated other comprehensive income. We recently disposed of a portion of our investment in J-Stream, through open market trades, which resulted in net proceeds of approximately $11.9 million for which we recognized a gain, net of tax, of approximately $8.4 million during the quarter ended September 30, 2005. The disposition resulted in a tax expense and a related offset to accumulated other comprehensive income of $3.3 million during the quarter ended September 30, 2005. The disposition reduced our ownership interest from approximately 13.2% to approximately 10.6%. The market for J-Stream’s shares is relatively limited and the share price is volatile. Although the carrying value of the Company’s investment in J-Stream was approximately $47.4 million at September 30, 2005, there can be no assurance that a gain of this magnitude can be realized through the disposition of these shares.
Income Taxes
     We recognized income tax expense of $3.5 million and $3.8 million for the quarter and nine months ended September 30, 2005, respectively, and $0.1 million and $0.4 million for the quarter and nine months ended September 30, 2004, respectively. During the both the quarter and nine months ended September 30, 2005, the income tax expense recognized included $3.3 million related to the sale of a portion of our J-Stream investment.
     We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. At September 30, 2005 and December 31, 2004, we recorded a valuation allowance that reduces our net deferred tax assets to zero.
Impact of Recently Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. We are required to adopt the provisions of SFAS 123R in the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” (Note 1 (l)) for the pro forma net loss and net loss per share amounts, for the quarters and nine months ended September 30, 2005 and 2004, as if we had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a material impact on the consolidated statements of operations and comprehensive income (loss) and net income (loss) per share.
Liquidity and Capital Resources
     Net cash provided by operating activities was $13.9 million and $6.1 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by operating activities in 2005 was primarily the result of: (1) net income of $16.7 million; (2) net changes in certain operating assets and liabilities of $6.1 million, which includes a decrease in deferred revenue of $3.3 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period; (3) depreciation and amortization of $11.9 million; (4) payments related to the accrued loss on excess office facilities of $4.0 million; (5) payments related to the accrued loss on content agreement of $2.2 million; and (6) equity in net losses of MusicNet of $1.1 million. Net cash provided by operating activities in 2004 was the result of a net loss of $22.0 million which was offset by net changes in: (1) certain assets and liabilities of $12.9 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period; (2) depreciation and amortization of $10.9 million; (3) loss on content agreement of $3.6 million; (4) payments related to the accrued loss on excess office facilities of $4.6 million; and (5) equity in net losses of MusicNet of $3.4 million.
     Net cash provided by investing activities was $0.8 million and $12.8 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by investing activities in 2005 was primarily due to net sales and maturities of short-term investments of $6.3 million, proceeds from the sale of our equity investment in MusicNet of $7.6 million and proceeds from the sale of a portion of our investment in J-Stream of $11.9 million, which were partially offset by cash payments related to the acquisition of Mr. Goodliving, net of cash acquired, of $14.7 million and purchases of equipment and leasehold improvements of $10.7 million. Net cash provided by investing activities in 2004 was primarily due to net sales and maturities of short-term investments of $34.9 million which was offset by: (1) cash payments related to the acquisition of GameHouse, net of cash acquired, of $10.5 million; (2) purchases of equipment and leasehold improvements of $6.6 million; and (3) purchases of intangible assets of $4.9 million.
     Net cash used in financing activities was $25.0 million and $5.2 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in financing activities in 2005 was primarily related to cash used of $29.3 million related to the Company’s stock repurchase program and $0.6 million cash payment related to the repayment of a long-term note payable in connection with the acquisition of Mr. Goodliving, which was partially offset by the proceeds of $4.9 million from the exercise of stock options and stock purchases related to the employee stock purchase plan. Net cash provided by financing activities in 2004 was primarily related to the proceeds from the exercise of stock options.
     In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. We repurchased approximately 9.1 million shares of our common shares at an average cost of $4.64 per share for an aggregate value of $42.4 million from the inception of the plan through June 30, 2005. There were no repurchases during 2005 or 2004 related to the September 2001 repurchase plan. In August 2005, our Board of Directors approved a new share repurchase program which replaces the September 2001 plan. From the inception of the new share repurchase plan through September 30, 2005, the Company repurchased approximately 5.5 million shares at an average cost of $5.33 per share for an aggregate value of approximately $29.3 million.
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
     In May 2005, we entered into a purchase agreement with a third party vendor to acquire certain products and services. We will be invoiced for the products and services at the time of receipt by the vendor. As of September 30, 2005, we had authorized the acquisition of approximately $8.9 million in products and services under the provisions of the agreement. We expect these products and services to be received during the quarter ending December 31, 2005, at which point we will record the related liability. We may also from time to time make additional purchases of these products and services.
     In October 2005, we entered into an agreement with Microsoft to settle all antitrust disputes worldwide between the two companies. Upon settlement of the legal disputes, we entered into two commercial agreements with Microsoft that provide for collaboration in digital music and games. The combined contractual payments related to the settlement agreement and the two commercial agreements, to be made by Microsoft to us over the terms of the agreements, is approximately $761 million. In October 2005, we received $478 million of the scheduled contractual payments.
     At September 30, 2005, we had approximately $347.0 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.
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

     We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros (for Germany and France), pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in either of the quarters or nine months ended September 30, 2005 and 2004.
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
     Our Consumer Products and Services business segment, including our consumer subscription businesses, now represents approximately 87% of our total revenue. Despite the substantial impact of these consumer businesses on our financial results, we are competing in new and rapidly evolving markets and face substantial competitive threats. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by businesses in new and fiercely competitive markets. Our Consumer Products and Services revenue and subscriber and user base have grown substantially in the past two years, although the rate of growth has slowed in recent periods. If these businesses continue to grow it is unlikely that we will be able to sustain our recent growth levels and we currently anticipate that our rate of sequential revenue growth in the Consumer Products and Services segment may slow in the fourth quarter of 2005.
Our online consumer businesses have generally lower margins than our traditional software license business.
     Costs of our online Consumer Products and Services as a percentage of the revenue generated by those businesses are higher than the ratio of costs to revenue in our historical software licensing business. The cost of third party content, in particular, is a substantial percentage of the net revenue we receive from subscribers and end-users and is unlikely to decrease significantly over time as a percentage of net revenue. Our Consumer Products and Services businesses now represent a substantial majority of our revenue and include our music subscriptions and sales, video subscription services and games subscription and licensing revenue. If our Consumer Products and Services revenue continues to grow as a percentage of our overall revenue, our margins may further decrease which may affect our ability to sustain profitability. We are increasingly acquiring music subscribers through wholesale relationships with broadband service providers and other distribution partners, such as our agreement with Comcast for the distribution of our radio products. Wholesale distributors often bundle our subscription music products with their own product and service offerings and, as a result, subscribers acquired through these types of distribution relationships tend to generate less revenue per subscriber than non-wholesale subscribers.

Our digital content subscription businesses depend on our continuing ability to license compelling content on commercially reasonable terms.
     We must continue to obtain compelling digital media content for our video, music and games subscription services in order to maintain and increase subscriptions and subscription service revenue and overall customer satisfaction for these products. In some cases, we have had to pay substantial fees to obtain premium content. In particular, we have had to pay substantial fees to obtain premium video content even though we have limited experience determining what video content will be successful with current and prospective customers. In addition, certain of our content licensing agreements related to our SuperPass subscription service had high fixed costs, and we decided not to renew certain of these agreements in recent periods. If we cannot obtain premium digital content for any of our digital content subscription services on commercially reasonable terms, or at all, our business will be harmed.
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
     If we do not continue to add new subscribers each quarter to our subscription services while minimizing the rate of loss of existing subscribers, our operating results will be adversely impacted. Internet subscription content businesses are a relatively new media delivery model and we cannot predict with accuracy our long-term ability to retain subscribers or add new subscribers. In order to attract subscribers, our customer sign-up process must be simple and logical and our software products must be reliable and provide a rich customer experience. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared to competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. In addition, the costs of marketing and promotional activities necessary to add new subscribers and the costs of obtaining content that customers desire may adversely impact our margins and operating results. In recent periods, we have seen an increase in the number of gross customer cancellations attributable to our subscription services due in part to our increasingly large subscriber base and to initial service transition issues that arose with the introduction of our new Rhapsody music products in the second quarter of 2005. We are also increasingly acquiring music subscribers through alternative marketing channels, including direct marketing and third party distribution. Customers obtained through these new channels may be less knowledgeable about our products and services, which may result in higher cancellation rates.
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
     Music. Our online music service offerings face significant competition from traditional offline music distribution competitors and from other online digital music services. Some of these competing services have spent substantial amounts on marketing and have received significant media attention, including Napster’s music subscription services, and Apple’s iTunes music download service, which it markets closely with its extremely popular iPod line of portable digital audio players. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and MSN services, and we also expect increasing competition from online retailers such as Amazon.com and WalMart.com and from Internet portals like Yahoo!, which recently introduced its Yahoo! Unlimited music subscription service. Our current music service offerings may not be able to compete effectively in this highly competitive market particularly if new or existing competitors use discounted pricing to market their digital music products and services. Our online music services also face significant competition from “free” peer-to-peer services, which allow consumers to directly access an expansive array of free content without securing licenses from content providers. Enforcement efforts have not effectively shut down these services and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours.
     Video Products and Services. Our video content services (including our SuperPass subscription service) face competition from existing competitive alternatives and other emerging services and technologies. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, Microsoft, Apple, Yahoo! and broadband Internet service providers. We expect this competition to become more intense as the market and business models for Internet video content mature and more competitors will enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets to promote their offerings successfully.
     Games. Our RealArcade service competes with other online distributors of downloadable PC games focused on the non-core, or casual, segment of the games market. Some of these distributors have high volume distribution channels and greater financial resources than us, including Yahoo! Games, MSN Gamezone, Pogo.com and Shockwave. We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our games distribution business or that we will be able to remain competitive in the downloadable games category in the future. We also own and operate GameHouse, a developer of downloadable PC games for the casual segment of the market and we recently acquired Mr. Goodliving, a developer and publisher of mobile games for mobile handsets. Game development is a new business for us, and we may not be able to successfully develop and market software games in the future. GameHouse primarily competes with other developers of downloadable PC games in the casual segment of the market and must continue to develop popular and high-quality game titles to maintain its competitive position. In addition, certain competitors of our RealArcade service also distribute and promote games developed by GameHouse. These distributors may not continue to distribute and promote our games in the same manner as a result of our ownership of GameHouse. Mr. Goodliving faces intense competition from a wide variety of mobile game developers and publishers, many of which are larger and devote substantially more resources to the mobile games business than we do.
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
     Our Harmony digital rights management translation technology enables consumers to securely transfer purchased music to digital music devices, including certain versions of the market leading iPod line of digital music players made by Apple Computer, as well as certain devices that use Microsoft Windows Media DRM. Harmony is designed to enable consumers to transfer music purchased from our RealPlayer Music Store to a wide variety of portable music devices, rather than being restricted to a specific portable device. We do not know whether consumers will accept Harmony or whether it will lead to increased sales of any of our consumer products or services or increased usage of our media player products.
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
     In order for our digital music services to continue to grow we must design our services to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable digital audio players, mobile handsets and PCs. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our business and design objectives. To date, Apple has not agreed to design its popular iPod line of portable digital audio players to function with our music services and users of our music services must rely on our Harmony technology for interoperability with iPods. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, either through relationships with manufacturers or through our Harmony technology, our business will be harmed.
Risks Related to Our Business Products and Services Business
Our system software business has been negatively impacted by the effects of our competitors and our recent settlement agreement with Microsoft may not improve our sales of our system software products.
     We believe that our system software sales have been negatively impacted primarily by the competitive effects of Microsoft, which markets its competing technology with its market leading operating systems and servers. In December 2003, we filed suit against Microsoft in U.S. District Court to redress what we believed were illegal, anticompetitive practices by Microsoft. On October 11, 2005, we entered into a settlement agreement with Microsoft regarding these claims and entered into two commercial agreements related to our digital music and casual games businesses. Although the settlement agreement contains a substantial cash payment to us and a series of technology agreements between the two companies, Microsoft will continue to be an aggressive competitor with our systems software business. We cannot be sure if the parts of the settlement agreement designed to limit Microsoft’s ability to leverage its market power will be effective and we cannot predict when, or if, we will experience increased demand for our system software products.

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
     We have incurred significant losses since our inception. As of September 30, 2005, we had an accumulated deficit of approximately $286 million. We have had net losses for each year subsequent to the year ended December 31, 1999, and we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. In addition, we devote significant resources to developing and enhancing our technology and to selling, marketing and obtaining content for our products and services. As a result, we will need to generate significant revenue to sustain profitability in the future.
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
Our settlement agreement with Microsoft may not be successful.
     In December 2003, we filed suit against Microsoft Corporation in the U.S. District Court for the Northern District of California, alleging that Microsoft violated U.S. and California antitrust laws. In our lawsuit, we alleged that Microsoft had illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. On October 11, 2005, we entered into a settlement agreement with Microsoft regarding these claims and we also entered into two commercial agreements with Microsoft related to our digital music and casual games businesses. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to us over the terms of the agreements is approximately $761 million. The settlement agreement provides for a $460 million cash payment to us and a series of technology agreements between the two companies. We cannot be sure that we will be able to apply the proceeds of the settlement in a way that will improve our operating results or otherwise increase the value of our shareholders’ investments in our stock. Under the music and games agreements, Microsoft is scheduled to pay us approximately $301 million over a period of eighteen months. Microsoft can earn credits at pre-determined market rates for subscribers and users delivered to us through marketing and promotional efforts of its MSN network of websites, which will be applied against the quarterly contractual payments in the music agreement. The rate at which Microsoft may deliver subscribers and users to us and the rate at which Microsoft may earn the related credits is unpredictable and we do not know whether these agreements will have a substantial impact on our music and games businesses. Despite these new agreements, we expect that Microsoft will continue to be an aggressive competitor with us, particularly in our system software business. In addition, our music and games agreements are fixed-term arrangements that require joint collaborative efforts to be successful and may not result in a sustainable favorable impact on our business or financial results during or beyond the term of the agreements.
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
     Microsoft is one of our principal competitors in the development and distribution of digital media and media distribution technology. Microsoft’s market power in related markets such as personal computer operating systems, office software suites and web browser software give it unique advantages in the digital media markets. Despite our recent settlement of our antitrust litigation with Microsoft, we expect that Microsoft will continue to increase pressure in the digital media markets in the future. Microsoft’s dominant position in certain parts of the computer and software markets, and its aggressive activities have had, and in the future will likely continue to have, adverse effects on our business and operating results.
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
     In order for our investments in the development of mobile products to be successful, consumers must adopt and use mobile devices for consumption of digital media. To date, consumers have not widely adopted these products for use in accessing and consuming digital media and if the rate of adoption of these products to consume digital media does not increase, our business and prospects could be harmed.
We depend on key personnel who may not continue to work for us.
     Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Robert Glaser, our founder, Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Glaser or other key executive officers or employees could harm our business. If any of these individuals were to leave, we could face high costs and substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. If we do not succeed in retaining and motivating existing personnel, our business and prospects could be harmed.
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
     In periods where we achieve profitability, we intend to donate 5% of our net income to charitable organizations, which will reduce our net income for those periods. The non-profit RealNetworks Foundation manages our charitable giving efforts.

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
     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended September 30, 2005, the price of our common stock ranged from $7.40 to $4.64 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results or changes in financial estimates or recommendations by securities analysts, as well as any of the other risk factors described above.
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
Special Note Regarding Forward-Looking Statements
     We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:
•	the future development and growth of, and opportunities for, premium digital audio and video content online and our music and games subscription services;

•	anticipated effects of the increased adoption of broadband on consumers use and purchase of digital media over the Internet;

•	competition from existing and new competitors in each of our markets, and our ability to compete with such competitors;

•	anticipated future competitive activities of Apple and Microsoft, and the anticipated results of those activities;

•	our total revenue growth for 2005, including the slowing of sequential revenue growth in the fourth quarter of 2005;

•	slowing growth of our premium music subscription service revenue in the fourth quarter of 2005;

•	the impact that our music and games agreements with Microsoft will have on our revenue in the fourth quarter of 2005;

•	anticipated fluctuation in our online content subscriber base and revenue;

•	anticipated fluctuations in our revenue and cost of service revenue;

•	anticipated effects of potential content acquisition transactions;

•	the impact of our acquisition of Mr. Goodliving on our ability to enter the mobile games market;

•	our future activities under our stock repurchase program;

•	future capital needs and capital expenditures;

•	the future impact of a sudden change in market interest rates on our operating results and cash flows;

•	the impact and duration of current litigation in which we are involved;

•	the impact of SFAS 123R on our consolidated statements of operations;

•	the likelihood of, and the likely effect and costs of, potential future litigation involving us;

•	anticipated consolidation and strategic partnering activities in our markets; and

•	potential future charges relating to excess facilities, impairment of assets and reduction in value of investments.
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
     Investment Risk. As of September 30, 2005, we had investments in voting capital stock of both publicly- and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly-traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Equity price fluctuations of plus or minus 10% of prices at September 30, 2005 would have had an impact of approximately $4.7 million on the value of our investments in publicly-traded companies at September 30, 2005, related primarily to our investment in J-Stream, a publicly-traded Japanese company.
     Foreign Currency Risk. International revenue accounted for approximately 24% of total net revenue for the nine months ended September 30, 2005. Our international subsidiaries incur most of their expenses in their respective local currencies. Accordingly, all foreign subsidiaries use their local currency as their functional currency.
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
     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters or nine months ended September 30, 2005 and 2004.
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
     (b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In December 2003, the Company filed suit against Microsoft Corporation in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws. The Company alleged that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. On October 11, 2005, the Company and Microsoft entered into a settlement agreement pursuant to which the Company agreed to settle all antitrust disputes worldwide with Microsoft, including the United States litigation. Upon settlement of the legal disputes, the Company and Microsoft entered into two commercial agreements that provide for collaboration in digital music and casual games. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to the Company over the terms of the agreements is approximately $761 million.
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
     In July 2002, a lawsuit was filed against the Company in federal court in Boston, Massachusetts by Ethos Technologies, Inc. (Ethos), alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” Ethos seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed counterclaims against Ethos seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to Ethos’ inequitable conduct, as well as its recovery of damages for Ethos’ infringement of a Company patent, and reasonable attorneys’ fees and costs. The Company disputes Ethos’ allegations in this action and intends to vigorously defend itself.
     In August 2005, a lawsuit was filed against the Company in the U.S. District Court for the District of Maryland by Ho Keung Tse, an individual residing in Hong Kong. The suit alleges that certain of the Company’s products and services infringe the plaintiff’s patent relating to “the distribution of digital files, including sound tracks, music, video and executable software in a manner which restricts unauthorized use.” Tse seeks to enjoin the Company from the allegedly infringing activity and to recover treble damages for the alleged infringement. The Company has not yet been served with process in the suit. In October 2005, the Company’s co-defendant moved to transfer the lawsuit from the District of Maryland to the Northern District of California. The Company disputes Tse’s allegations in the action and intends to vigorously defend itself.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Between July 1, 2005 and September 30, 2005, the Company has issued and sold unregistered securities as follows:
(1)	On September 30, 2005, the Company issued an aggregate of 4,726 shares of Common Stock to four non-employee directors as compensation for board service during the third quarter of 2005 pursuant to the RealNetworks, Inc. Director Compensation Stock Plan. The aggregate value of the shares was approximately $26,981. The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.
(b)	Not applicable

(c)	Issuer Purchases of Equity Securities (in thousands, except per share amounts)

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs (1)
8/5/2005 - 8/31/2005	3,388	$5.23	3,388	$57,291
9/1/2005 - 9/30/2005	2,102	$5.50	2,102	$45,724
Total	5,490	$5.33	5,490
(1) On August 2, 2005, the Company announced a share repurchase program, replacing the Company’s existing share repurchase plan announced in September 2001. The Company’s Board of Directors authorized the repurchase of up to an aggregate of $75 million of the Company’s outstanding common stock. To facilitate the repurchase plan, the Company entered into a Rule 10(b)5-1 plan designed to facilitate the repurchase of a portion of the authorized repurchase amount. Repurchases of common stock under the share repurchase program may also be made from time-to-time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2005.

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