Form 10-K
period 2005-12-31
REALNETWORKS INC
filed 2006-03-16
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
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
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑     No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act     Yes ☐     No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐     No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $485,843,879 on June 30, 2005, based on the closing price of the Common Stock on that date, as reported on the Nasdaq National Market.(1)
      The number of shares of the registrant’s Common Stock outstanding as of February 28, 2006 was 158,907,481.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement relating to the registrant’s 2006 Annual Meeting of Shareholders to be held on or about June 5, 2006 are incorporated by reference into Part III of this Report.

(1)	Excludes shares held of record on that date by directors, executive officers and 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

PART I.
      This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about RealNetworks’ industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language in the section of Item 1 entitled “Competition,” in Item 3 entitled “Legal Proceedings” and in the section that includes “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” RealNetworks undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by RealNetworks from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1.	Business
Overview
      RealNetworks, Inc. is a leading creator of digital media services and software, such as Rhapsody, RealArcade and RealPlayer. Consumers use our services and software to find, play, purchase and manage free and premium digital content, including music, games and video. Broadcasters, network operators, media companies and enterprises use our products and services to create and deliver digital media to PCs, mobile phones and other consumer electronics devices.
      We have used our technology to create a large base of consumers, network operators and content owners who use our products and services to create, send and receive both free and paid content. In addition, we have developed a variety of products and services to connect content providers, broadcasters and advertisers, including our subscription services. Our strategy is to continue to leverage our Internet media technology and our worldwide user base to increase our sales of digital media products, services and advertising in order to build a long-term, sustainable and profitable business.
      We were incorporated in 1994 in the State of Washington. We completed our initial public offering in 1997 and our common stock is listed on the Nasdaq National Market under the symbol “RNWK.” We pioneered the development of technology for the transmission of digital media over the Internet. We also developed a suite of software and products for Internet media delivery for sale to business customers, including our RealServer and Helix products. We have increasingly focused our consumer business on providing digital content and services to consumers, including the provision of premium subscription services for the delivery of online music, games and video.
Consumer Products and Services

Music
      We own and manage a comprehensive set of digital music products and services designed to provide consumers with broad access to digital music. Our goal is to enable consumers to access digital content anytime, anywhere and from any device. Our music services include Rhapsody, an on-demand digital music subscription service, Rhapsody To Go, our portable digital music subscription service, and RadioPass, our Internet radio subscription service. We recently launched Rhapsody.com, a Web-based version of our digital music service. We also operate the RealPlayer Music Store, which enables consumers to purchase and download individual digital music tracks.

      Rhapsody. Our Rhapsody music service and jukebox software is the centerpiece of our comprehensive set of music offerings. Our software allows consumers to manage their entire music collection in one application and subscribers to our Rhapsody subscription services receive legal, unlimited, streaming access to over 1.5 million tracks in exchange for a monthly subscription fee. Our Rhapsody services enable subscribers to stream songs “on-demand” to their PC, feature significant editorial content and provide user-friendly ways for subscribers to explore, organize and listen to music. Rhapsody subscribers can build and share playlists, create customized radio stations and customize their own homepage within Rhapsody to receive recommendations, new release information and other content specific to their music tastes and listening history. Rhapsody subscribers can also purchase most of the tracks available from the service at a discounted price and can use the Rhapsody jukebox software to download an unlimited number of songs to their computer to listen offline as long as they remain subscribers.
      Consumers can also use our Rhapsody software and service for free. Any U.S. consumer who downloads and installs our Rhapsody jukebox software can listen to and legally share songs every month. Once installed, users that register for our Rhapsody 25 service can listen to up to 25 on-demand songs each month and gain access to the jukebox’s other features at no additional cost. Rhapsody.com offers consumers a free and legal way to find, play and share songs and albums through an Internet browser. U.S. consumers can listen to up to 25 on-demand songs per month for free and Rhapsody subscribers can listen to an unlimited number of tracks through our Rhapsody.com website. We also offer Rhapsody To Go, a premium subscription service for subscribers who want to listen to their music on portable devices. Rhapsody To Go subscribers receive all of the benefits of our Rhapsody Unlimited service, as well as the ability to transfer songs to compatible portable music devices.
      Our Rhapsody music services are marketed through our family of websites, including Rhapsody.com, and we also distribute these services through third party distribution channels, such as broadband service providers, home network hardware providers, music retailers and mobile network operators.
      RadioPass. We offer consumers a subscription-based Internet radio product called RadioPass. RadioPass subscribers gain access to over 70 pre-programmed, ad-free, high fidelity digital music radio stations in addition to simulcasts of 3,200 worldwide broadcast stations for a monthly subscription fee. We have agreements with broadband service providers to provide our Rhapsody jukebox software and Internet radio service on a wholesale basis in order to expose their customers to our online music. We also recently launched Rhapsody Radio, a version of our Internet radio service for distribution to customers via the PC and through certain wireless phone carriers.
      RealPlayer Music Store. The RealPlayer Music Store is a music download service available through the RealPlayer and the Internet. The RealPlayer Music Store enables customers to purchase individual digital music tracks without subscribing to one of our music subscription services. The RealPlayer Music Store has over one million songs available for purchase by U.S. consumers. Songs purchased from the RealPlayer Music Store also feature our Harmony technology which enables transferability to a broad range of portable devices.

Games
      We own and operate a comprehensive digital games service that includes a broad range of downloadable games products and subscription services focused primarily on “casual” gamers for PC and mobile wireless platforms. These products and services include RealArcade, an Internet game download service, and GamePass, an Internet games subscription service. In addition, we develop original content for these services through our game studios, GameHouse and Mr. Goodliving. We also operate an affiliate network for the publishing and distribution of other third party content for our customers. We market our games products and services through our own family of websites as well as through third party distributors, paid search advertising and affiliate marketing programs. We also distribute our games products and services internationally through our own websites and third party European websites. In January 2006, we acquired Zylom Media Group B.V., a distributor and developer of casual online games in Europe, to strengthen our games business in Europe.

      PC Games. Our free client software, RealArcade enables consumers to purchase games from our existing catalog of over 370 downloadable PC games and 120 web games across a variety of popular casual game genres, including puzzle, word and arcade type games. RealArcade makes it easy for consumers to discover, manage and play downloadable PC games. All games are made available with a limited time free trial and can be purchased on an individual basis or as part of our GamePass subscription service. In exchange for a monthly subscription fee, GamePass subscribers receive a credit to download one game each month from our game catalog and receive discounts for additional game purchases.
      Mobile Games. We develop and publish original content that consumers can purchase individually or packaged through a subscription mobile games service available over wireless network carriers in the U.S. and Europe. In 2005, we acquired Mr. Goodliving Ltd. to expand our catalog of mobile games. Mr. Goodliving also has created a technology development platform, called EMERGE, that enables us to efficiently convert game content for use on over 300 mobile handsets.

Video and consumer software
      We provide technology that facilitates the delivery and consumption of digital media over the Internet. RealPlayer is our media player software and the foundation for our online video business, including our SuperPass premium subscription service.
      RealPlayer. RealPlayer includes features and services that enable consumers to discover, play and manage audio and video programming on the Internet. RealPlayer plays every major digital media type and is compatible with over 100 portable music devices. RealPlayer is available to consumers as a free download from our Real.com website and also through bundling with third-party products.
      SuperPass. Our subscription service, SuperPass, offers consumers a broad range of video and digital music and games content, as well as commercial free Internet radio stations, advanced CD burning and expanded features for the RealPlayer. SuperPass provides a single source for consumers to access popular news, sports, music and entertainment online and provides content owners with the ability to offer exclusive access to content and to potentially profit from multiple revenue opportunities. Subscribers to SuperPass also receive one game download and ten song downloads per month.

Media Properties
      Our media properties business consists primarily of advertising and the distribution of third party software products. We market and sell advertising on our websites and client software. Our primary online presence consists of our Real.com family of websites. We also manage the Rollingstone.com website pursuant to a licensing agreement with Rolling Stone. Additionally, we market and distribute third-party software products and services directly to end users via our websites and by bundling third party products and services with the distribution of our own products, including our distribution relationship with Google, through which we offer consumers who download the RealPlayer, RealArcade and Rhapsody software the opportunity to also simultaneously download and install the Google browser toolbar.
Business Products and Services
      We develop and make available a variety of software products that enable media content creators, website owners and wireline and wireless network operators to create, secure and distribute digital media content to PCs and non-PC devices. These software products are marketed under our Real and Helix brands and include:

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
      We have also created enhanced versions of our media player and server products for use in wireless applications and we license our server software and products to a variety of mobile network operators on a worldwide basis. For example, our RealPlayer Mobile Player and related media server enable consumers to access streaming or downloaded content via 2.5G and 3G mobile networks. We have entered into agreements with wireless carriers, including Cingular, to use our mobile platform (primarily in international markets) and with mobile handset manufacturers to preinstall our mobile player software on mobile handsets, including Nokia and Motorola.
      In connection with the licensing of our business software products, we also provide professional technical services and specialized technical support to certain customers. The nature of these services varies from customer-to-customer and from period-to-period. In general, these services are designed to customize and integrate our technology with our customers’ existing systems and technology.
      Open Source Development. To further the development and adoption of our system software products and application programming interfaces on PC’s and non-PC consumer devices, we also created the Helix Community (www.helixcommunity.org), a collaborative developer network that enables software developers and technology companies to license, enhance and build products from the core source code of our producer, server and player products. Our Helix strategy is designed to address and leverage the needs and interests of both commercial products companies and of the “open source” community that has made products such as the Linux operating system and Apache web server platform successful. As part of this strategy, the Helix Community offers the source code of our producer, server and player products under both open and commercial source code licenses. The commercial licenses we offer are structured to ensure that products built upon it remain compatible with our Helix interfaces while allowing Helix Community members to create their own proprietary, value-added extensions.
Research and Development
      We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental streaming technology and strengthening our technological expertise. During the years ended December 31, 2005, 2004 and 2003, we expended approximately 22%, 19% and 23%, respectively, of our total net revenue on research and development activities.
Customers
      Our customers include consumers and businesses located throughout the world. Sales to customers outside the United States, primarily in Asia and Europe, were approximately 23%, 24% and 27% of total net revenue in the years ended December 31, 2005, 2004 and 2003, respectively.
Sales, Marketing and Distribution
      Our marketing programs are aimed at increasing brand awareness of our products and services and stimulating market demand. We use a variety of methods to market our products and services, including paid search advertising and affiliate marketing programs, advertising in print, electronic and other online media, direct mail and e-mail offers to qualified potential and existing customers and providing product specific information through our websites. We have subsidiaries and offices in several other countries that market and sell our products outside the United States.

Consumer Products and Services Marketing
      We market and sell our consumer products and services directly through our own websites (www.real.com, www.rhapsody.com, www.realarcade.com, www.gamehouse.com), our client software and a variety of third-party distribution channels, such as broadband service providers, offline retailers and home network hardware providers. Our websites and client software provide us with a low-cost, globally accessible sales channel that is generally available 24 hours per day, seven days per week. We also have an advertising sales force that markets and sells advertising on our websites and client software. We use a third party advertising representation firm to sell international advertising inventory.

Business Products and Services Marketing
      We market and sell our business products and services directly through our websites, our direct sales force and other distributors. Our direct sales force primarily markets and sells our business products and services to enterprise, infrastructure, mobile, broadband and media customers. We also sell our business products and services to other distributors, including hardware server companies, content aggregators, ISPs and other hosting providers that redistribute or provide end users access to our streaming technology from their websites and systems. We also have agreements with many popular software and hardware companies and websites to distribute our products as a click-through or to bundle our player products into their applications and software.
Customer Support
      Customer support is integral to the provision of our consumer products and services and to the success of our system software customers. Consumers who purchase our consumer software products and services, including games, music, news, sports and entertainment services, can get assistance via the Internet, e-mail or telephone. We contract with third-party outsource support vendors to provide the primary staffing for our first-tier customer support globally. We also provide various support service options for our business customers and for software developers using our software products and associated services. Support service options include hotline telephone support, online support services and on-site support personnel covering technical and business-related support topics.
Competition
      The market for software and services for media delivery over the Internet is relatively new, constantly changing and intensely competitive. Many of our current and potential competitors have longer operating histories, greater name recognition or brand awareness, more employees and/or significantly greater resources than we do.

Consumer Products and Services
      We compete in the market for delivery of online content services primarily on the basis of the quality and quantity of the content available in our services, the quality and usability of our media player products, the reach of our media formats, and the price and perceived value of our products and services to consumers.
      Our Rhapsody music subscription services and our RealPlayer Music Store face competition from traditional offline music distribution competitors and from other online digital music services, including Apple’s iTunes music store and Napster’s and Yahoo’s music subscription services, as well as a wide variety of other competitors that are now offering digital music for sale over the Internet. Microsoft also offers premium music services in conjunction with its Windows Media Player and MSN services. We also expect increasing competition from media companies such as MTV and online retailers such as Amazon.com, which recently announced plans to develop and market a digital music player and a related digital music subscription service. Our music offerings also face substantial competition from the illegal use of “free” peer-to-peer services. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services such as Rhapsody and the RealPlayer Music Store.
      Our Rhapsody subscription service competes primarily on the basis of the overall quality and perceived value of the user experience and on the effectiveness of our distribution network and marketing programs, including the effectiveness of our initiatives to expose non-subscribers to our services by offering a limited number of free plays per month. We believe that Rhapsody’s subscription-based service offers customers a superior value compared to the purchase of individual digital music tracks through competing online music download sites. We also believe that Rhapsody’s tools to search for and discover music, as well as its editorial content, organization of music and related artists, and overall ease of use differentiates Rhapsody from other online digital music services. As the market for purchasing music online grows, we expect that competition for subscribers and purchasers will become increasingly intense. In particular, Yahoo is currently offering a competitive subscription service and prices some of its products lower than our similar products, although we also offer free products, such as Rhapsody 25. In addition, Apple heavily markets and promotes its brand and digital music download services in order to drive sales of its higher margin hardware products. We expect that competing subscription services will continue to compete aggressively for new subscribers and that Apple will continue to spend significantly to market and promote its brand and the sale of downloadable music to further its business model. We also expect that other competitors will continue to spend heavily to promote their brands and to attract and retain consumers for their services. We also believe that our ability to compete in the digital music business has been negatively impacted by the lack of a compelling portable device solution for our music subscription services.
      Our games business competes with a variety of distributors, publishers and developers of “casual” games for the PC and mobile wireless platforms. Our RealArcade service competes with other high volume distribution channels for downloadable games including Yahoo Games, MSN Gamezone, Pogo.com and Shockwave. We compete in this market primarily on the basis of the quality and convenience of our RealArcade service, the reach and quality of our distribution arrangements and the quality and breadth of our game catalog. Our GameHouse and Mr. Goodliving content development studios compete with other developers and publishers of downloadable PC and mobile games. Our development studios compete based on our ability to develop and publish high quality games that resonate with consumers, our effectiveness at building our brands and our ability to secure broad distribution relationships for our titles, including distribution of mobile titles through mobile carriers.
      Our video content services, including our SuperPass subscription service, face competition from existing competitive alternatives and other emerging services and technologies. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face significant competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, Microsoft, Apple, Yahoo!, Google and broadband Internet service providers, many of which provide these services for free or bundle these services with other offerings. We expect this competition to become more intense as the markets and business models for Internet video content mature and more competitors enter these new markets. Our video services compete primarily on the basis of the quality and perceived value of the content and services we provide, and on the effectiveness of our distribution network and marketing programs.

Business Products and Services
      We believe that the primary competitive factors in the media delivery market include:

•	the quality, reliability, price and licensing terms of the overall media delivery solution;

•	ubiquitous and easy consumer accessibility to media playback capability;

•	access to distribution channels necessary to achieve broad distribution and use of products;

•	the ability to license or develop, support and distribute secure formats and digital rights management systems for digital media delivery, particularly music and video, which includes the ability to convince consumer electronics manufacturers to adopt our technology and the willingness of content providers to use our digital rights management technology;

•	the ability to license and support popular and emerging media formats for digital media delivery in a market where competitors may control the intellectual property rights for these formats;

•	scalability of streaming media and media delivery technology and cost per user;

•	the ability to obtain any necessary patent rights underlying important streaming media and digital distribution technologies that gain market acceptance; and

•	compatibility with new and existing media formats, and with the user’s existing network components and software systems.
      Microsoft is a principal competitor in the development and distribution of digital media and media distribution technology. Microsoft currently competes with us in the market for digital media servers, players, encoders, digital rights management, codecs and other technology and services related to digital distribution of media. Microsoft’s commitment to and presence in the media delivery industry is significant and we expect that Microsoft will continue to increase competition in the overall market for digital media and media distribution products and services.
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
      While some industry standards have been specified with respect to non-PC wireless systems, these standards have not had a significant market impact in terms of mobile media consumer usage. Likewise, no single company has yet gained a dominant position in the mobile device market. Although certain third party products and services in this market currently support our technology, our competitors, such as Microsoft, may be able to use their greater financial resources and other advantages to drive the adoption of industry standards that are incompatible with our technology. In addition, our brand and capabilities are not as well known in this market sector, which has created and may continue to create opportunities for smaller competitors to effectively compete with us, especially in the market for mobile devices outside the United States.
Intellectual Property
      As of December 31, 2005, we had 39 U.S. patents and numerous patent applications on file relating to various aspects of our technology. We are continuously preparing additional patent applications on other current and anticipated features of our technology.
      As of December 31, 2005, we had 51 registered U.S. trademarks or service marks, and had applications pending for several more U.S. trademarks. We also have several unregistered trademarks. In addition, we have several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealPlayer, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.
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
Employees
      At December 31, 2005, we had 915 full-time employees and 18 part-time employees, 641 of whom were based at our executive offices in Seattle, Washington, 77 of whom were based in our office in San Francisco, California, 139 of whom were based at our offices in Australia, Canada, China, France, Germany, Finland, Hong Kong, Japan, Singapore and the United Kingdom, and 76 of whom were based at other locations. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.
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
Executive Officers of the Registrant
      The executive officers of RealNetworks as of February 28, 2006 were as follows:

Name	Age	Position

Robert Glaser	44	Chairman of the Board and Chief Executive Officer
Michael Eggers	34	Senior Vice President, Chief Financial Officer and Treasurer
Savino (Sid) Ferrales	55	Senior Vice President — Human Resources
John Giamatteo	39	Executive Vice President — Business Products and Services and International Operations
Robert Kimball	42	Senior Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary
Michael Schutzler	44	Senior Vice President — Games Division and Advertising Operations
Dan Sheeran	39	Senior Vice President — Music and Video
Carla Stratfold	46	Senior Vice President — North American Sales
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
      MICHAEL EGGERS has served as Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks since February 2006. Mr. Eggers joined RealNetworks in 1997 and held the positions of Vice President, Finance from September 2003 to February 2006, General Manager, Finance from November 2002 to September 2003, Director of Finance and Controller from 1999 to October 2002, and Manager of Financial Reporting from 1997 to 1999. Prior to RealNetworks, Mr. Eggers was employed by KPMG in the audit practice division. Mr. Eggers holds a B.A., magna cum laude, in Business Administration with a concentration in accounting from the University of Washington.
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
      JOHN GIAMATTEO has served as Executive Vice President, Worldwide Business Products and Services and International Operations since June 2005. From 1988 to June 2005, Mr. Giamatteo was employed by Nortel Networks Corporation, a provider of communications solutions, where he held various management positions, most recently serving as President, Asia Pacific. Mr. Giamatteo holds a B.S. in Accounting and an M.B.A. from St. John’s University.
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
      MICHAEL SCHUTZLER has served as Senior Vice President, Games Division and Advertising Operations of RealNetworks since October 2005. Mr. Schutzler joined RealNetworks in August 2004 and was appointed Senior Vice President, Media Business in September 2004. From March 2003 to August 2004, Mr. Schutzler served as Senior Vice President of Consumer Products of Monster Worldwide, Inc., a global marketing and careers company. From September 2000 to September 2002, Mr. Schutzler served as President and Chief Executive Officer of Classmates.com, Inc., an online community-based networking service. Mr. Schutzler holds an M.B.A. in Finance and Economics from University of Rochester W. E. Simon School and a Bachelor’s degree in Electrical Engineering from Pennsylvania State University.
      DAN SHEERAN has served as Senior Vice President, Music and Video of RealNetworks since November 2005. Mr. Sheeran joined RealNetworks in August 2001 and served as Senior Vice President, International Operations from March 2004 to July 2005, and as Senior Vice President, Premium Consumer Services from July 2005 to November 2005. From June 2003 to March 2004, Mr. Sheeran served as Senior Vice President, Marketing of RealNetworks and from August 2001 to June 2003, Mr. Sheeran served as Vice President, Media Systems Marketing. From 1999 to August 2001, Mr. Sheeran served as Senior Vice President of Worldwide Sales and Marketing of nCUBE, a provider of on-demand media systems and digital advertising systems for cable operators and telecommunications network providers. Mr. Sheeran holds a B.S. in the School of Foreign Service, cum laude, from Georgetown University, and an M.B.A. from Northwestern University.
      CARLA STRATFOLD has served as Senior Vice President, North American Sales of RealNetworks since May 2001. From December 1998 to March 2000, Ms. Stratfold served as Vice President of Business Development of BackWeb Technologies Ltd., a provider of Internet communication infrastructure software. Ms. Stratfold holds a B.S. in Political Science from Washington State University.

Item 1A.	Risk Factors
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

Risks Related to Our Consumer Products and Services Business

Our online consumer businesses have grown substantially in recent periods and these businesses compete in rapidly evolving markets, which makes their prospects difficult to evaluate.
      Our Consumer Products and Services segment in the fourth quarter of 2005 represented approximately 86% of our total revenue. Despite the substantial impact of these consumer businesses on our financial results, we are competing in new and rapidly evolving markets and face substantial competitive threats. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by businesses in new and fiercely competitive markets. Our Consumer Products and Services revenue and subscriber and user base have grown substantially in the past two years and it is unlikely that we will be able to sustain our recent growth rates.

Our online consumer businesses have generally lower margins than our traditional software license business.
      The gross margin for our Consumer Products and Services segment is lower than the gross margins in our Business and Products Services segment. The cost of third party content, in particular, is a substantial percentage of net revenue and is unlikely to decrease significantly over time as a percentage of net revenue. Our Consumer Products and Services businesses now represent a substantial majority of our revenue and include our music subscriptions and sales, video subscription services and games subscription and sales as well as advertising revenue across our web properties. If our Consumer Products and Services revenue continues to grow as a percentage of our overall revenue, our margins may further decrease which may affect our ability to sustain profitability. We are also increasingly acquiring music subscribers through wholesale relationships with broadband service providers and other distribution partners, such as our agreement with Comcast for the distribution of our radio products. Our gross margins could be negatively impacted if usage of our radio products by these subscribers significantly exceeds our forecasts.

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
      Our operating results could be adversely impacted by subscriber churn. Internet subscription businesses are a relatively new media delivery model and we cannot predict with accuracy our long-term ability to retain subscribers or add new subscribers. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared to competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. In addition, the costs of marketing and promotional activities necessary to add new subscribers and the costs of obtaining content that customers desire may adversely impact our margins and operating results. In recent periods, we have seen an increase in the number of gross customer cancellations attributable to our subscription services due in part to our increasingly large subscriber base and to initial service transition issues that arose with the introduction of our new Rhapsody music products in 2005. We are also increasingly acquiring music subscribers through alternative marketing channels, including direct marketing and third party distribution. We believe that subscribers obtained through these channels are likely to have higher cancellation rates.

Our digital content subscription businesses depend on our continuing ability to license compelling content on commercially reasonable terms.
      We must continue to obtain compelling digital media content for our video, music and games subscription services in order to maintain and increase subscription service revenue and overall customer satisfaction for these products. In some cases, we paid substantial fees to obtain premium content. In particular, we pay substantial royalty fees to the music labels to license content. If we cannot obtain premium digital content for any of our digital content subscription services on commercially reasonable terms, or at all, our business will be harmed.

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
      Publishing royalty rates associated with music subscription services in the U.S. and abroad are not fully established. Public performance licenses are negotiated individually, and we have not yet agreed to rates with all of the performing rights societies for all of our music subscription service activities. We may be required to pay a rate that is higher than we expect, as the issue was recently submitted to a “Rate Court” by ASCAP for judicial determination. We have a license agreement with the Harry Fox Agency, an agency that represents music publishers, to reproduce musical compositions as required in the creation and delivery of on-demand streams and tethered downloads, but this license agreement does not include a rate. The license agreement anticipates industry-wide agreement on rates, or, if no industry-wide agreement can be reached, determination by a copyright royalty board (“CARB”), an administrative judicial proceeding supervised by the United States Copyright Office. If the rates agreed to or determined by a CARB or by Congress are higher than we expect, this expense could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined and may be higher than our current estimates.

Our consumer businesses face substantial competitive challenges that may prevent us from being successful in those businesses.
      Music. Our online music services face significant competition from traditional offline music distribution competitors and from other online digital music services. Some of these competing online services have spent substantial amounts on marketing and have received significant media attention, including Apple’s iTunes music download service, which it markets closely with its extremely popular iPod line of portable digital audio players, Napster’s music subscription service and Yahoo!, which offers certain of its competing music subscription products at a lower price than our similar products. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and MSN services. We also expect increasing competition from media companies such as MTV, and from online retailers such as Amazon.com, which recently announced plans to develop and market a digital music player and a related digital music subscription service. Our current music service offerings may not be able to compete effectively in this highly competitive market, particularly if new or existing competitors continue to price their competing digital music products and services lower than ours or increase the costs of customer acquisition through their marketing efforts. Our online music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access an expansive array of free content without securing licenses from content providers. Enforcement efforts have not effectively shut down these services and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours.
      Video Products and Services. Our video content products and services (primarily our SuperPass subscription service) face competition from existing competitive alternatives and other emerging services and technologies, such as user generated content services like Google Video. Content owners are increasingly marketing their content on their own websites rather than licensing to other distributors such as us. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, Microsoft, Apple, Yahoo! and broadband Internet service providers. We expect this competition to become more intense as the market and business models for Internet video content mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets to promote their offerings successfully.
      Games. Our RealArcade service competes with other online distributors of downloadable casual PC games. Some of these distributors have high volume distribution channels and greater financial resources than us, including Yahoo! Games, MSN Gamezone, Pogo.com and Shockwave. We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our revenue. We also own and operate GameHouse, a developer and distributor of downloadable casual PC games, and we recently acquired Mr. Goodliving, a developer and publisher of mobile games primarily in the European market. Game development is a new business for us, and we may not be able to successfully develop and market software games in the future. GameHouse competes primarily with other developers of downloadable casual PC games and must continue to develop popular and high-quality game titles to maintain its competitive position. In addition, certain competitors of our RealArcade service also distribute and promote games developed by GameHouse. These distributors may not continue to distribute and promote our games in the same manner as a result of our ownership of GameHouse. Mr. Goodliving faces intense competition from a wide variety of mobile game developers and publishers, many of which are larger and devote substantially more resources to the mobile games business than we do. We also recently acquired Zylom, a developer and distributor of casual PC games in Europe. Combining Zylom’s European business with our European games business could result in cannibalization of customer revenue and in developers distributing their games through alternative sources.

We may not be successful in the market for downloadable media and personal music management software.
      The market for software products that enable the downloading of media and personal music management software is still evolving and we may be unable to develop a revenue model or sufficient demand to take advantage of this market opportunity. We cannot predict whether consumers will adopt or maintain our media player products as their primary application to play, record, download and manage their digital music, especially in light of the fact that Microsoft bundles its competing Windows Media Player with its Windows operating system. Our inability to achieve or maintain widespread acceptance for our digital music architecture or widespread distribution of our player products could hold back the development of revenue streams from these market segments, including digital music content, and therefore could harm the prospects for our business.

Our consumer businesses depend upon effective digital rights management solutions.
      Our consumer businesses depend upon effective digital rights management solutions that control of accessibility to digital content. These solutions are important to address concerns of content providers regarding online piracy. We cannot be certain that we can develop, license or acquire such solutions, or that content licensors, electronic device makers or consumers will accept them. In addition, consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. If digital rights management solutions are not effective, or are perceived as not effective, content providers may not be willing to include content in our services, which would harm our business and operating results. If our digital rights management technology is compromised or otherwise malfunctions, we could be subject to lawsuits seeking compensation for any harm caused and our business could be harmed.

Our Harmony Technology may not achieve consumer or market acceptance.
      Our Harmony technology enables consumers to securely transfer purchased music to portable digital music devices, including certain versions of the market leading iPod line of digital music players made by Apple Computer, as well as certain devices that use Microsoft Windows Media DRM. Harmony is designed to enable consumers to transfer music purchased from our RealPlayer Music Store to a wide variety of portable music devices, rather than being restricted to a specific portable device. We do not know whether consumers will accept Harmony or whether it will lead to increased sales of any of our consumer products or services or increased usage of our media player products. There are other risks associated with our Harmony technology, including the risk that Apple will continue to modify its technology to “break” the interoperability that Harmony provides to consumers, which Apple has done in connection with the release of certain new products. This could result in substantial costs or lower customer satisfaction.

The success of our music services depend, in part, on interoperability with our customer’s music playback hardware.
      In order for our digital music services to continue to grow we must design services that interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable digital audio players, mobile handsets and PCs. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our objectives. To date, Apple has not agreed to design its popular iPod line of portable digital audio players to function with our music services and users of our music services must rely on our Harmony technology for interoperability with iPods. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, either through relationships with manufacturers or through our Harmony technology, our business will be harmed.
Risks Related to Our Business Products and Services Business

Our system software business has been negatively impacted by the effects of our competitors and our recent settlement agreement with Microsoft may not improve our sales of our system software products.
      We believe that our system software sales have been negatively impacted primarily by the competitive effects of Microsoft, which markets and often bundles its competing technology with its market leading operating systems and server software. In December 2003, we filed suit against Microsoft in U.S. District Court to redress what we believed were illegal, anticompetitive practices by Microsoft. On October 11, 2005, we entered into a settlement agreement with Microsoft regarding these claims and we also entered into two commercial agreements related to our digital music and casual games businesses. Although the settlement agreement contains a substantial cash payment to us and a series of technology agreements between the two companies, Microsoft will continue to be an aggressive competitor with our systems software business. We cannot be sure if the parts of the settlement agreement designed to limit Microsoft’s ability to leverage its market power will be effective and we cannot predict when, or if, we will experience increased demand for our system software products.

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
      With the exception of 2005, we have incurred losses in every year since our inception. The substantial profit in 2005 was primarily related to cash payments from Microsoft related to our antitrust litigation settlement and commercial agreements. Due to our cost structure, we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future.

Our operating results are difficult to predict and may fluctuate, which may contribute to fluctuations in our stock price.
      As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments. Our operating results may be adversely affected by similar or other charges or events in future periods, which could cause the trading price of our stock to decline. Certain of our expense decisions (for example, research and development and sales and marketing efforts) are based on predictions regarding our business and the markets in which we compete. To the extent that these predictions prove inaccurate, our revenue may not be sufficient to offset these expenditures, and our operating results may be harmed.

Our settlement agreement with Microsoft may not improve our business prospects.
      In 2003, we filed suit against Microsoft Corporation in the U.S. District Court for the Northern District of California, alleging that Microsoft violated U.S. and California antitrust laws. In our lawsuit, we alleged that Microsoft had illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. On October 11, 2005, we entered into a settlement agreement with Microsoft regarding these claims and we also entered into two commercial agreements with Microsoft related to our digital music and casual games businesses. The settlement agreement consists of a series of substantial cash payments to us and a series of technology agreements between the two companies. We cannot be sure that we will be able to apply the proceeds of the settlement in a way that will improve our operating results or otherwise increase the value of our shareholders’ investments in our stock. Under the music and games agreements, Microsoft is scheduled to pay us approximately $301 million over a period of eighteen months. Microsoft can earn credits at pre-determined market rates for subscribers and users delivered to us through marketing and promotional efforts of its MSN network of websites, which will be applied against the quarterly contractual payments in the music agreement. The rate at which Microsoft may deliver subscribers and users to us and the rate at which Microsoft may earn the related credits is unpredictable and we do not know whether these agreements will have a substantial impact on our music and games businesses. In addition, our music and games agreements are fixed-term arrangements that require joint collaborative efforts to be successful and may not result in a sustainable favorable impact on our business or financial results during or beyond the term of the agreements.

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
      Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. Our competitors across the breadth of our product lines include a number of large and powerful companies, such as Microsoft, Apple Computer, and Yahoo!. Some of our competitors have in the past and may in the future enter into collaborative arrangements with each other that enable them to better compete with our business.

Microsoft is one of our strongest competitors, and employs highly aggressive tactics against us.
      Microsoft is one of our principal competitors in the development and distribution of digital media and media distribution technology. Microsoft’s market power in related markets such as personal computer operating systems, office software suites and web browser software give it unique advantages in the digital media markets. Despite our settlement of our antitrust litigation with Microsoft, we expect that Microsoft will continue to compete vigorously in the digital media markets in the future. Microsoft’s dominant position in certain parts of the computer and software markets, and its aggressive activities have had, and in the future will likely continue to have, adverse effects on our business and operating results.

Any development delays or cost overruns may affect our operating results.
      We have experienced delays and cost overruns in our development efforts in the past and we may encounter such problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Also, our products may contain undetected errors that could cause increased development costs, loss of revenue, adverse publicity, reduced market acceptance of our products or services or lawsuits by customers.

Our business is dependent in part on third party vendors whom we do not control.
      Certain of our products and services are dependent in part on the licensing and incorporation of technology from third party vendors. If the technology of these vendors fails to perform as expected or if a key vendor does not continue to support its technology, then we may incur substantial costs in replacing the products and services, or we may fall behind in our development schedule while we search for a replacement. These costs or the potential delay in the development of our products and services could harm our business and our prospects.

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

Our mobile digital media products and services are new and innovative and might not be successful.
      Mobile operators may select technology from our competitors or our mobile consumer services might not generate significant revenue. In order for our investments in the development of mobile products to be successful, consumers must adopt and use mobile devices for consumption of digital media and utilize our products and services. To date, consumers have not widely adopted these mobile digital media products and services.

We depend on key personnel who may not continue to work for us.
      Our success depends on the continued employment of certain executive officers and key employees, particularly Robert Glaser, our founder, Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Glaser or other key executive officers or employees could harm our business. If any of these individuals were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. If we do not succeed in retaining and motivating existing personnel, our business and prospects could be harmed.

Our industry is experiencing consolidation that may cause us to lose key relationships and intensify competition.
      The Internet and media distribution industries are undergoing substantial change, which has resulted in increasing consolidation and formation of strategic relationships. Acquisitions or other consolidating transactions could harm us in a number of ways, including:

•	the loss of strategic relationships if our strategic partners are acquired by or enter into relationships with a competitor (which could cause us to lose access to distribution, content, technology and other resources);

•	the loss of customers if competitors or users of competing technologies consolidate with our current or potential customers; and

•	our current competitors could become stronger, or new competitors could form, from consolidations.

      Any of these events could put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share. Consolidation in our industry, or in related industries such as broadband carriers, could force us to expend greater resources to meet new or additional competitive threats, which could also harm our operating results.

Potential acquisitions involve risks that could harm our business and impair our ability to realize potential benefits from acquisitions.
      As part of our business strategy, we have acquired technologies and businesses in the past, and expect that we will continue to do so in the future. The failure to adequately address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business and prevent us from realizing the benefits of the acquisitions. Financial risks related to acquisitions may harm our financial position, reported operating results or stock price.
      Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company and difficulties in retaining key management or employees of the acquired company;

•	entrance into unfamiliar markets or industry segments;

•	impairment of relationships with employees, affiliates, advertisers or content providers of our business or the acquired business; and

•	the assumption of known and unknown liabilities of the acquired company, including intellectual property claims.

Our recent acquisitions create unique challenges for us and if we fail to integrate and successfully operate the acquired companies, our business will be harmed.
      We acquired Listen in 2003 and the operations associated with Listen have remained in San Francisco. This is our first experience operating and integrating a substantial acquired business in a remote location. We also acquired GameHouse in 2004, Mr. Goodliving in 2005 and Zylom in 2006. The acquisition of GameHouse is our first attempt to operate and manage a content creation business and we may not be successful in operating this type of business. Mr. Goodliving is a game developer and also competes in the mobile games market which is a new business for us and is a highly competitive market. No assurance can be made that we will be able to leverage Mr. Goodliving’s European assets and distribution network to compete successfully in the global mobile games market.
      Our two most recent acquisitions, Mr. Goodliving and Zylom, are based in Europe. These acquisitions represent our first attempts at acquiring and integrating businesses abroad. Mr. Goodliving is located in Finland and Zylom is located in the Netherlands. We have no prior experience in managing businesses in these countries and in certain cases we will have to adjust our operating procedures to conform to local cultural and legal issues, many of which are unfamiliar to us. No assurance can be made that we will be able to successfully manage businesses in these countries.

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

We need to develop relationships and technical standards with manufacturers of non-PC media and communication devices to grow our business.
      Access to the Internet through devices other than a personal computer, such as personal digital assistants, cellular phones, television set-top devices, game consoles, Internet appliances and portable music and games devices has increased dramatically and is expected to continue to increase. Manufacturers of these types of products are increasingly investing in digital media-related applications. If a substantial number of alternative device manufacturers do not license and incorporate our technology into their devices, we may fail to capitalize on the opportunity to deliver digital media to non-PC devices which could harm our business prospects. We do not believe that complete standards have emerged with respect to non-PC wireless and cable-based systems and if our technologies are not adopted, our results could suffer. If we do not successfully make our products and technologies compatible with emerging standards and the most popular devices used to access digital media, we may miss market opportunities and our business and results will suffer.

If we are not successful in maintaining, managing and adding to our strategic relationships, our business and operating results will be adversely affected.
      We rely on strategic relationships with third parties in connection with our business, including relationships providing for content acquisition and distribution of our products. The loss of current strategic relationships, the inability to find other strategic partners, our failure to effectively manage these relationships or the failure of our existing relationships to achieve meaningful positive results could harm our business. We may not be able to replace these relationships with others on acceptable terms, or at all, or find alternative sources for resources that these relationships provide.

Our business and operating results will suffer if our systems or networks fail, become unavailable, unsecure or perform poorly so that current or potential users do not have adequate access to our products, services and websites.
      Our ability to provide our products and services to our customers and operate our business depends on the continued operation of our information systems and networks. A significant or repeated reduction in the performance, reliability or availability of our information systems and network infrastructure could harm our ability to conduct our business, and harm our reputation and ability to attract and retain users, customers, advertisers and content providers. Also, any compromise of our ability to transmit data securely could damage our business, hurt our ability to distribute products and services and collect revenue. We have on occasion experienced system errors and failures that cause interruption in availability of products or content or an increase in response time. Problems with our systems and networks could result from our failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, intentional actions to disrupt our systems and networks and many other causes. The vulnerability of our computer and communications infrastructure is enhanced because it is located at a single leased facility in Seattle, Washington, an area that is at heightened risk of earthquake, flood, and volcanic events. We do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage.

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
      A key part of our strategy is to develop localized products and services in international markets through subsidiaries, branch offices and joint ventures. If we do not successfully implement this strategy, we may not recoup our international investments and we may fail to develop or lose worldwide market share. Our foreign operations involve risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language and cultural differences, different or conflicting laws and regulations and exchange rate fluctuations. Any of these factors could harm operating results and financial condition. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements.
      In particular, we intend to grow our business in the People’s Republic of China (the “PRC”). The PRC government regulates our business in the PRC through regulations and license requirements restricting (i) the scope of foreign investment in the Internet, retail and delivery sectors, (ii) Internet content and (iii) the sale of certain media products. In order to meet the PRC local ownership and regulatory licensing requirements, our business in the PRC will be operated through a PRC subsidiary which acts in cooperation with PRC companies owned by nominee shareholders who are PRC nationals. Although we believe this structure complies with existing PRC laws, it involves unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If any of our PRC entities were found to be in violation of existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have its licenses revoked or be forced to shut down entirely. In addition, if we are unable to enforce our contractual relationships with respect to management and control of our PRC business, we might be unable to continue to operate the business or we may lose the ability to effectively control the operations of the local PRC company.

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
      From time to time we receive claims and inquiries from third parties alleging that our internally developed technology or technology we license from third parties may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We are now investigating a number of such pending claims, some of which are described in Part I of this report under the heading “Legal Proceedings.” In addition, certain of these pending claims are moving closer to trial and we expect that our potential costs of defending these claims may increase as we move into the trial phase of the proceedings. In July 2002, a lawsuit was filed against us in federal court in Boston, Massachusetts by Ethos Technologies, Inc., alleging that we willfully infringe certain patents relating to “the downloading of data from a server computer to a client computer.” The court has scheduled that case for trial beginning in March 2006. We plan to vigorously defend ourself at trial based upon our belief that the Ethos claims are meritless. If we are unable to prevail at trial, we may be required to pay damages and royalties that could affect our operating results.

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
      We periodically enter into arrangements to offer third-party products, services, content or advertising under our brands or via distribution on our websites or in our products or service offerings. We may be subject to claims concerning these products, services, content or advertising by virtue of our involvement in marketing, branding, broadcasting or providing access to them. Our agreements with these third parties may not adequately protect us from these potential liabilities. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for intellectual property infringement. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims result in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

When we account for employee stock options using the fair value method, it could significantly reduce our results of operations.
      In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires a company to recognize, as an expense, the fair value of stock options and other stock-based compensation beginning in the quarter ending September 30, 2005. In April 2005, the Securities and Exchange Commission issued “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment,” which amends the compliance date with regard to SFAS 123R to annual periods beginning on or after June 15, 2005, which will result in our recognizing the related expense starting in the quarter ending March 31, 2006. We will be required to record an expense for our stock-based compensation plans using the fair value method as described in SFAS 123R, which will result in significant and ongoing accounting charges. Stock options are also a key part of the compensation packages that we offer our employees. If we are forced to curtail our broad-based option program due to these additional charges, it may become more difficult for us to attract and retain employees.

We may be subject to assessment of sales and other taxes for the sale of our products, license of technology or provision of services.
      We do not currently collect sales or other taxes on the sale of our products, license of technology or provision of services in states and countries other than those in which we have offices or employees. Our business would be harmed if one or more states or any foreign country were to require us to collect sales or other taxes from past sales or income related to products, licenses of technology or provision of services.
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

We are exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.
      We have evaluated our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. The requirements and processes associated with Section 404 are relatively new and still evolving and we cannot be certain that the measures we have taken will be sufficient to meet the Section 404 requirements as the guidance and our reporting environment changes or that we will be able to implement and maintain adequate controls over financial reporting processes and reporting in the future. Moreover, we cannot be certain that the costs associated with such measures will not exceed our estimates, which could impact our overall level of profitability. Any failure to meet the Section 404 requirements or to implement required new or improved controls, or difficulties or unanticipated costs encountered in their implementation, could cause investors to lose confidence in our reported financial information or could harm our financial results, which could have a negative effect on the trading price of our stock.

Our stock price has been volatile in the past and may continue to be volatile.
      The trading price of our common stock has been highly volatile. For example, during the 52-week period ended December 31, 2005, the price of our common stock ranged from $9.08 to $4.65 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, changes in financial estimates, recommendations by securities analysts, changes in the competitive environment, as well as any of the other risk factors described above.

Financial forecasting of our operating results will be difficult because of the changing nature of our products and business, and our actual results may differ from forecasts.
      As a result of the dynamic markets in which we compete, it is difficult to accurately forecast our operating results and metrics. Our inability or the inability of the financial community to accurately forecast our operating results could result in our reported net income (losses) in a given quarter to differ from expectations, which could cause a decline in the trading price of our common stock.
Special Note Regarding Forward-Looking Statements
      We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

•	increasing competition for subscribers and purchasers in the market for the purchase of music online;

•	future competitive activities of online music subscription services for new subscribers, including Apple’s efforts to market and promote its services;

•	increasing competition to our video content services;

•	future competitive activities of Microsoft in the overall market for digital media and media distribution products and services, including its ability to distribute more copies of the Windows Media Player and attract more users and content providers by tying streaming of digital media into its operating systems and web browser;

•	anticipated increased cancellation rates of subscribers to our internet subscription services who we obtain through alternative marketing channels;

•	increasing competition to our online music services from media companies, online retailers and Internet portals;

•	increasing competition to our online game distribution business;

•	the growth of our business in China;

•	slowing sequential revenue growth in 2006 of our Consumer Products and Services;

•	the impact on our gross margins if revenue from our digital media subscription services continues to grow as a percentage of our net revenue;

•	the increase of our sales and marketing expenses in dollars and as a percentage of total net revenue as we grow our consumer business and shift our marketing efforts to consumer products and services;

•	potential future charges relating to excess office facilities;

•	the impact of SFAS 123R on our consolidated statement of operations;

•	our future activities under our stock repurchase programs;

•	future capital needs and expenditures;

•	the future impact of a sudden change in market interest rates on our operating results and cash flows; and

•	the impact and duration of current litigation in which we are involved.
      You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risk Factors” and elsewhere in our Annual Report on Form 10-K.
      We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” and elsewhere in our Annual Report on Form 10-K could materially and adversely affect our business, financial condition and operating results. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      We lease three separate principal properties in the United States, two of which are located in Seattle, Washington and one of which is located in San Francisco, California. The lease for our corporate headquarters, located in Seattle, commenced on April 1, 1999 and expires on September 30, 2014, with an option to renew for two five-year periods. At this location we lease approximately 264,000 square feet at an average monthly rent of approximately $340,000. At a second location in Seattle, we lease approximately 133,000 square feet of office space at an average monthly rent of approximately $405,000 under a lease that commenced on October 1, 2000 and expires on September 30, 2010. In 2001, we re-evaluated our facilities requirements and as a result, decided to sublet all of this office space for the remainder of the term of our lease. Our lease in San Francisco commenced on August 4, 2003 in connection with our acquisition of Listen.Com, Inc. (Listen) and expires on November 30, 2007. This lease is for approximately 28,750 square feet of office space at an average monthly rent of approximately $30,000. We also lease other office space in the United States and various other countries.

Item 3.	Legal Proceedings
      See “Notes to Consolidated Financial Statements — Commitments and Contingencies” (Note 13C) for information regarding legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of RealNetworks’ shareholders during the fourth quarter of its fiscal year ended December 31, 2005.

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
Year Ended December 31, 2005

	High	Low

First Quarter	$7.08	$5.42
Second Quarter	7.40	4.85
Third Quarter	5.95	4.65
Fourth Quarter	9.08	5.63
Year Ended December 31, 2004

	High	Low

First Quarter	$7.14	$5.01
Second Quarter	6.97	5.45
Third Quarter	7.08	4.39
Fourth Quarter	7.27	4.64
      As of February 28, 2006, there were approximately 842 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders. We have not paid any cash dividends.
      The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Form 10-K.
      In September 2001, we announced a share repurchase program. Our Board of Directors authorized the repurchase of up to an aggregate of $50 million of our outstanding common stock. We repurchased approximately 9.1 million shares of our common stock at an average cost of $4.64 per share for an aggregate value of $42.4 million from the inception of the program through August 2005. There were no repurchases during 2005 or 2004 related to the September 2001 repurchase program. In August 2005, our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $75 million of our outstanding common stock, which replaced the September 2001 program. In November 2005, our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100 million of our outstanding common stock, which replaced the August 2005 repurchase program. The repurchases may be made from time to time, depending on market conditions, share price and other factors. Repurchases may be made in the open market or through private transactions, in accordance with Securities and Exchange Commission requirements. We entered into a Rule 10(b)5-1 plan designed to facilitate the repurchase of the authorized repurchase amount. In addition, the repurchase program does not require RealNetworks to acquire a specific number of shares and may be terminated under certain conditions. During 2005, under both the August 2005 and November 2005 repurchase programs, we repurchased approximately 8.6 million shares at an average cost of $6.29 per share for an aggregate value of approximately $54.3 million. As of December 31, 2005, the remaining amount authorized under the November 2005 program was approximately $76.6 million.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$325,059	$266,719	$202,377	$182,679	$188,905
Cost of revenue	98,249	97,145	68,343	50,269	38,188

Gross profit	226,810	169,574	134,034	132,410	150,717

Operating expenses:
Research and development	70,631	51,607	46,763	48,186	55,904
Sales and marketing	130,515	96,779	77,335	73,928	73,129
General and administrative	50,669	31,302	21,007	19,820	20,554
Loss on excess office facilities	—	866	7,098	17,207	22,208
Personnel reduction and related charges	—	—	—	3,595	3,613
Goodwill amortization, acquisitions charges, and stock-based compensation(A)	128	695	1,120	1,328	40,633

Subtotal operating expenses	251,943	181,249	153,323	164,064	216,041

Antitrust litigation expenses (benefit), net	(422,500)	11,048	1,574	—	—
Total operating expenses (benefit)	(170,557)	192,297	154,897	164,064	216,041

Operating income (loss)	397,367	(22,723)	(20,863)	(31,654)	(65,324)

Other income (expense), net	32,176	248	(444)	(727)	(13,497)

Net income (loss) before income taxes	429,543	(22,475)	(21,307)	(32,381)	(78,821)
Income tax (provision) benefit	(117,198)	(522)	(144)	(5,972)	4,058

Net income (loss)	$312,345	$(22,997)	$(21,451)	$(38,353)	$(74,763)

Basic net income (loss) per share	$1.84	$(0.14)	$(0.13)	$(0.24)	$(0.47)
Diluted net income (loss) per share	$1.70	$(0.14)	$(0.13)	$(0.24)	$(0.47)
Shares used to compute basic net income (loss) per share	169,986	168,907	160,309	159,365	160,532
Shares used to compute diluted net income (loss) per share	184,161	168,907	160,309	159,365	160,532

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheets data:
Cash, cash equivalents and short-term investments	$781,327	$363,621	$373,593	$309,071	$344,509
Working capital	710,804	287,599	310,679	248,400	285,279
Total assets	1,112,997	602,502	580,939	462,101	567,860
Convertible debt	100,000	100,000	100,000	—	—
Shareholders’ equity	841,733	380,805	366,486	349,765	464,879

(A)	For the years ended December 31, 2005, 2004, 2003 and 2002, this amount includes only stock-based compensation. As of January 1, 2002, the Company adopted new accounting standard SFAS 142, which requires that goodwill no longer be amortized but instead tested at least annually for impairment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The discussion in this report contains forward-looking statements that involve risks and uncertainties. RealNetworks’ actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Report. You should also carefully review the risk factors set forth in other reports or documents that RealNetworks files from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in this report.
Overview
      RealNetworks is a leading creator of digital media services and software, such as Rhapsody, RealArcade and RealPlayer. Consumers use our services and software to find, play, purchase and manage free and premium digital content, including music, games and video. Broadcasters, network operators, media companies and enterprises use our products and services to create, secure and deliver digital media to PCs, mobile phones and other consumer electronics devices.
      Over the last several years, we have focused on the development of our consumer businesses through both internal initiatives and strategic acquisitions of businesses and technologies. These efforts have resulted in increases in the number of subscribers to our music and games subscription offerings and increased sales of our digital music and games content. This shift in focus and the increases in subscribers and sales of digital media content have resulted in a significantly higher percentage of our total revenue arising from our consumer businesses. Our Consumer Products and Services segment accounted for approximately 86% of our total revenue in 2005. In addition, we have increased our focus on our “free-to-consumer” products and services, such as Rhapsody 25, our Rhapsody.com website and our RealArcade game service, which generate advertising revenue and are designed to increase the exposure of our paid digital music and games products and services to consumers.
      Our Business Products and Services revenue declined in 2005 from 2004 and in 2004 from 2003. We believe that the reduction in sales in our Business Products and Services segment in 2005, and in recent periods generally, was caused primarily by Microsoft’s practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products. In response to these business practices, we filed suit against Microsoft in the U.S. District Court for the Northern District of California in 2003, pursuant to U.S. and California antitrust laws, seeking monetary and injunctive relief to remedy these violations. On October 11, 2005, we entered into a Settlement Agreement with Microsoft resolving all of our antitrust disputes worldwide as more fully described below.
      In 2005, we recorded the highest total revenue in our history due to the significant growth in our Consumer Products and Services segment. This growth was driven primarily by our focus on direct marketing programs for our consumer businesses and the impact of our distribution relationships. Our consumer business was also favorably impacted by the introduction of new marketing strategies. In addition, revenue in our Media Properties business (which consists primarily of revenue from the distribution of third party products and advertising on our web properties that are not related to our music and games businesses) grew at a higher rate than the rest of our business as we benefited from favorable market conditions for Internet advertising on our websites and we generated increased revenue from third party distribution relationships, particularly our agreement with Google to distribute a version of Google’s toolbar product.
      Although our total revenue for 2005 grew approximately 22% over 2004, our quarterly revenue growth rate slowed in the second half of the year. We believe our sequential revenue growth declined in the second half of 2005 principally because of: (1) a decline in revenue from our video business as we shifted our focus to our music and games businesses which we believe represents higher growth opportunities for us; (2) the expiration of a long-term legacy systems license agreement in our Business Products and Services segment which was substantially completed in the second quarter of 2005; and (3) slowing growth of our premium music subscription service revenue arising primarily from: (i) intense and increasing competition in the digital music business; (ii) a shift in the focus of our marketing and promotion efforts to our “free-to-consumer” products; and (iii) customer cancellations to our subscription services. We also believe that our music business has been negatively impacted by the lack of a compelling portable device solution for our music subscription services which limits the size of the market for our services and has led to lower overall customer satisfaction and higher cancellation rates.
      On October 11, 2005, we entered into an agreement to settle all of our antitrust disputes worldwide with Microsoft. Upon settlement of the legal disputes, we also entered into two commercial agreements with Microsoft that provide for collaboration in digital music and casual games. The combined contractual payments to be made by Microsoft to us over the terms of the settlement agreement and the two commercial agreements is approximately $761.0 million, of which Microsoft paid $478.0 million to us in 2005 and is scheduled to deliver an additional $283.0 million in cash and services to us through 2007 in support of our music and games businesses. Microsoft can earn credits at pre-determined market rates for music subscribers and users delivered to us through its MSN network during the contract period which will be netted against the quarterly contractual payments in the music agreement.
      We manage our business, and correspondingly report revenue, based on our two operating segments: Consumer Products and Services and Business Products and Services.

•	Consumer Products and Services primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass; sales and distribution of third party software and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising.

•	Business Products and Services includes revenue from: sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services; and consulting services we offer to our customers.

      The following table sets forth certain financial data for the periods indicated as a percentage of total net revenue:

	Years Ended December 31,

	2005	2004	2003

Net revenue:
License fees	24.9%	26.9%	30.6%
Service revenue	75.1	73.1	69.4

Total net revenue	100.0	100.0	100.0
Cost of revenue:
License fees	10.4	10.6	4.9
Service revenue	19.8	24.0	28.9
Loss on content agreement	—	1.8	—

Total cost of revenue	30.2	36.4	33.8

Gross profit	69.8	63.6	66.2

Operating expenses:
Research and development	21.7	19.4	23.1
Sales and marketing	40.2	36.3	38.2
General and administrative	15.6	11.7	10.4
Loss on excess office facilities	—	0.3	3.4
Stock-based compensation	—	0.3	0.6

Subtotal operating expenses	77.5	68.0	75.7

Antitrust litigation expenses (benefit), net	(130.0)	4.1	0.8
Total operating expenses (benefit)	(52.5)	72.1	76.5

Operating income (loss)	122.2	(8.5)	(10.3)
Other income (expense), net	10.0	0.1	(0.2)

Net income (loss) before income taxes	132.2	(8.4)	(10.5)

Income tax provision	(36.1)	(0.2)	(0.1)

Net income (loss)	96.1%	(8.6)%	(10.6)%

Critical Accounting Policies and Estimates
      The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Estimating music publishing rights and music royalty accruals;

•	Estimating sales returns and the allowance for doubtful accounts;

•	Estimating losses on excess office facilities;

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;

•	Valuation of goodwill;

•	Accounting for income taxes; and

•	Determining the loss on a purchase commitment.
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
      Service revenue include payments under support and upgrade contracts, SuperPass and Rhapsody subscription services, consulting services and streaming media content hosting. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Media subscription service revenue is recognized ratably over the period that services are provided. Fees generated from advertising are recognized as advertising is delivered over the term of the contract. Other service revenue is recognized as the services are performed.
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
      Accrued Loss On Excess Office Facilities. We have made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities would be significantly different from that recorded, which could have a material impact on our operating results. We have revised our original estimate three times, increasing the accrual for loss on excess office facilities each time. The first two revisions were the result of changes in the market for commercial real estate where we operate. The third revision, which took place in 2003, was the result of adding an additional tenant at a sublease rate lower than the rate used in previous estimates. If the market for such space declines further in future periods or if we are unable to sublease the space based on our current estimates, we may have to revise our estimates, which may result in additional losses on excess office facilities. The significant factors we considered in making our estimates are discussed in the section entitled “Loss on Excess Office Facilities.”
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
      If we were to determine that the fair value of a reporting unit was less than its carrying value, including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, we would measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of reporting unit goodwill. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, we would record an impairment charge for the difference. Judgment is required in determining what our reporting units are for the purpose of assessing fair value compared to carrying value. There were no impairment charges for goodwill in 2005, 2004, or 2003.
      Accounting for Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount to be expected to be realized. Management must make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
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
      As of December 31, 2004, our net deferred tax assets of $256 million were reduced to zero by a full valuation allowance. In 2005, we reduced our valuation allowance by $220 million, as we determined at year-end that it is more likely than not that the results of our future operations, as a result of the settlement with Microsoft, will generate sufficient taxable income to realize certain of our deferred tax assets. As of December 31, 2005, we continue to have a valuation allowance of $36.2 million relating primarily to net operating losses that are restricted under Internal Revenue Code Section 382, and losses not yet realized for tax purposes on certain equity investments.
      Determining the loss on a purchase commitment. We may from time-to-time enter into purchase commitments that commit us to the purchase of certain products and services. We periodically evaluate, based on market conditions, product plans and other factors, the future benefit of these purchase commitments. If it is determined that the purchase commitments do not have a future benefit, then a reserve is established for the amount of the commitment in excess of the estimated future benefit. Significant judgments and estimates must be made to determine such reserves.
Revenue by Segment

	2005	Change	2004	Change	2003

	(Dollars in thousands)
Consumer products and services	$279,964	28%	$218,343	52%	$144,114
Business products and services	45,095	(7)	48,376	(17)	58,263

Total net revenue	$325,059	22%	$266,719	32%	$202,377

	2005	2004	2003

	(As a percentage of
	total net revenue)
Consumer products and services	86%	82%	71%
Business products and services	14	18	29

Total net revenue	100%	100%	100%

      Consumer Products and Services. Consumer Products and Services revenue is derived from sales of digital media subscription services, our RealPlayer Plus and other related products, sales and distribution of third party software products and services, sales of digital content such as games and music, and advertising. These products and services are sold primarily through the Internet, and we charge customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased. Consumer Products and Services revenue increased in the year ended December 31, 2005 primarily due to: (1) growth in subscribers and related revenue for our subscription services, including Rhapsody, RadioPass and GamePass; (2) increased sales of individual tracks through our Rhapsody music subscription services and our RealPlayer music store; and

(3) increased sales of individual games. Additional factors contributing to the increase are discussed below in the sections included within Consumer Products and Services revenue. We believe the growth in our music and games subscription services is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements and increasing consumer acceptance and adoption of digital media products and services. While revenue related to our digital media subscription services has increased substantially on a year-over-year basis, the rate of growth has fluctuated on a quarterly basis and slowed on a sequential quarterly basis in the second half of 2005. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate digital media subscription service revenue will grow, if at all, or the nature or potential impact of anticipated competition.
      The increase in Consumer Products and Services revenue in 2004 was primarily due to: (1) growth in the number of Rhapsody and RadioPass subscribers and related revenue; (2) revenue related to the online sale of individual songs through Rhapsody and the RealPlayer Music Store, which we launched in January 2004; (3) revenue related to third party product distribution agreements; and (4) growth in revenue related to our GameHouse product offerings, which we acquired in January 2004. These increases were partially offset by a decrease in aggregate subscribers to our SuperPass digital media subscription service and the related decrease in revenue, and decreases in sales of our premium consumer license products and third party consumer license products.
      Business Products and Services. Business Products and Services revenue is derived from the licensing of our media delivery system software, including Helix system software and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products and broadcast hosting and consulting services we offer to our customers. These products and services are primarily sold to corporate, government and educational customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered. Business Products and Services revenue decreased in 2005 due primarily to a decrease in the revenue recognized related to the expiration of a legacy system software agreement and a decrease in sales of our system software to mobile and wireless infrastructure companies. This decrease was partially offset by an increase in sales of our system software to OEM customers. We believe that sales of certain of our business software products were substantially affected by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products. No assurance can be given when, or if, we will experience increased sales of our Business Products and Services to customers in these markets.
      The decrease in Business Products and Services revenue in 2004 was due primarily to decreases in revenue from certain of our business software products, including revenue from our OEM partners. The decrease in revenue was partially offset by an increase in sales of our system software and services to mobile and wireless infrastructure companies.
Consumer Products and Services Revenue
      A further analysis of our consumer products and services revenue is as follows:

	2005	Change	2004	Change	2003

	(Dollars in thousands)
Music	$97,524	50%	$65,186	332%	$15,093
Video, consumer software and other	95,019	(2)	96,792	(11)	108,644
Games	56,277	63	34,535	184	12,162
Media properties	31,144	43	21,830	166	8,215

Total consumer products and services revenue	$279,964	28%	$218,343	52%	$144,114

      Music. Music revenue primarily includes revenue from our Rhapsody and RadioPass subscription services, sales of digital music content through our Rhapsody service and our RealPlayer music store, and advertising from our music websites. The increase in Music revenue in 2005 is due primarily to: (1) growth in subscribers to our Rhapsody and RadioPass subscription services; (2) the online sale of individual tracks through our Rhapsody subscription service and through our RealPlayer Music Store (sales through our RealPlayer Music Store began during the quarter ended March 31, 2004); and (3) the distribution of our radio products through broadband service providers. We believe the growth of our Music revenue during 2005 is due primarily to the broader acceptance of paid online music services and increased focus of our marketing efforts on our music offerings.
      The increase in Music revenue in 2004 was due primarily to the inclusion and subsequent growth of our Rhapsody service (which we began selling after we acquired Listen in August 2003) and the growth of our RadioPass service. We also launched additional international versions of RadioPass in early 2004, which contributed to the growth of our Music revenue in 2004. Also, during the quarter ended March 31, 2004, we began offering online sales of individual songs through our RealPlayer music store, which further contributed to revenue growth. We believe the growth is due primarily to the broader acceptance of paid online music services and increased focus of our marketing efforts on our music offerings, including our promotion of our Harmony technology during the third quarter of 2004, which enables consumers to transfer secure digital music to a wide variety of portable music devices. As part of the promotion, we sold individual songs at a discounted price, which increased our overall Music revenue and associated cost of sales and reduced our overall margins.
      Video, Consumer Software and Other. Video, consumer software and other revenue primarily includes revenue from our SuperPass and stand-alone premium video subscription services, RealPlayer Plus and related products, sales and distribution of third-party software products and all advertising other than that related directly to our Games and Music businesses. The decreases in revenue in 2005 and 2004 are due primarily to decreases in revenue from: (1) stand-alone subscription services; and (2) certain of our premium and third party consumer license products. The decreases were partially offset by an increase in revenue from our SuperPass subscription service, primarily due to price increases introduced in August 2004. We believe that the decrease in revenue related to certain of our premium and third party consumer license products and stand-alone subscription services is due primarily to a shift in our marketing and promotional efforts towards our music and games subscription services, which we believe represent a greater growth opportunity for us.
      Games. Games revenue primarily includes revenue from the sale of individual games through our RealArcade service and our GameHouse website (which we began selling after we acquired GameHouse in January 2004), revenue from our GamePass subscription service and advertising through RealArcade and our games related websites. The increase in revenue in 2005 is due primarily to: (1) growth in subscribers to our GamePass subscription service and price increases introduced during the quarter ended March 31, 2005; (2) increased revenue related to our GameHouse product offerings (subsequent to our acquisition of GameHouse in January 2004); (3) increased revenue related to the sale of individual games through our RealArcade service and our websites; and (4) increased revenue from the sale of games for mobile phones. Additionally, we believe the growth in our Games revenue is due to the increased focus of our marketing efforts on our Games business and the addition of new game titles to our RealArcade and GamePass offerings.
      The increase in Games revenue in 2004 was due primarily to an increase in the number of subscribers and related revenue for our GamePass subscription service and increased revenue from our GameHouse product offerings, which we acquired in January 2004. Additionally, the growth in Games revenue was due to the increased focus of our marketing efforts on our Games business and the addition of new game titles to our RealArcade and GamePass offerings.
      Media Properties. Media properties revenue includes revenue from our distribution of third party products and all advertising other than that related directly to our Music and Games businesses. Media properties revenue increased in 2005 and 2004 primarily due to: (1) increased revenue related to advertising through our websites; and (2) an increase in revenue associated with new and expanded advertising and distribution relationships, including our agreement with Google to distribute a version of the Google toolbar.
Geographic Revenue

	2005	Change	2004	Change	2003

	(Dollars in thousands)
United States	$249,855	23%	$202,574	37%	$147,613
Europe	44,867	12	40,222	25	32,106
Asia	27,916	30	21,439	8	19,811
Rest of the world	2,421	(3)	2,484	(13)	2,847

Total	$325,059	22%	$266,719	32%	$202,377

      Revenue generated in the United States increased in 2005 primarily due to the growth of our Music and Games businesses and increased revenue from distribution of third party services. See Consumer Products and Services Revenue — Games and Music above for further discussion of the changes.
      International revenue increased in 2005 primarily due to growth of our Games business internationally, growth in revenue related to new and expanded advertising relationships and the launch of additional localized versions of our international RadioPass subscription service during 2004. These increases were offset by a decrease in subscribers and the related revenue in our SuperPass subscription service. International revenue represented 23% of total net revenue in 2005, 24% of total net revenue in 2004, and 27% of total net revenue in 2003. Revenue generated in Europe was 14% of total net revenue in 2005, 15% of total net revenue in 2004 and 16% of total net revenue in 2003, and revenue generated in Asia was 9% of total net revenue in 2005, 8% of total net revenue in 2004, and 10% of total net revenue in 2003. International revenue decreased as a percentage of total net revenue in 2005 and 2004 primarily due to U.S.-based subscription services revenue growing at a faster rate than international subscription services revenue. At December 31, 2005, accounts receivable due from international customers represented approximately 32% of trade accounts receivable.
      The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. We currently manage a portion of our foreign currency exposures through the use of foreign currency exchange forward contracts and therefore are still subject to some risk of changes in exchange rates. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements. We currently do not hedge a portion of our foreign currency exposures and therefore are subject to the risk of changes in exchange rates. The gross margins on domestic and international revenue are substantially the same.
Revenue
      In accordance with SEC regulations, we also present our revenue based on License Fees and Service Revenue as set forth below.

	2005	Change	2004	Change	2003

	(Dollars in thousands)
License fees	$80,785	13%	$71,706	16%	$61,970
Service revenue	244,274	25	195,013	39	140,407

Total net revenue	$325,059	22%	$266,719	32%	$202,377

	2005	2004	2003

	(As a percentage of
	total net revenue)
License fees	25%	27%	31%
Service revenue	75	73	69

Total net revenue	100%	100%	100%

      License Fees. License fees primarily include: sales of content such as game downloads and digital music tracks; sales of our media delivery system software; revenue from sales of premium versions of our RealPlayer Plus and related products; and sales of third-party products. License fees include revenue from both our Consumer and Business Products and Services segments. The increase in license fees in 2005 was primarily due to: (1) increased revenue from the online sale of individual tracks through our Rhapsody music subscription service and our RealPlayer Music Store; (2) increased revenue related to the sale of individual games through our RealArcade service and our websites, including GameHouse; and (3) revenue from the sale of individual games for mobile phones. These increases were partially offset by a decrease in revenue related to the expiration of a legacy system software agreement in July 2005, a decrease in sales of our system software to mobile and wireless infrastructure companies as well as decreased sales of certain of our premium and third party consumer license products. See “Revenue by Segment — Consumer Products and Services” and “Revenue by Segment — Business Products and Services” above for further explanation of changes.
      The increase in license fees in 2004 was primarily due to: (1) increased revenue from the online sale of individual songs through our Rhapsody music subscription service (which we began selling after we acquired Listen in August 2003) and through our RealPlayer Music Store, which we launched in January 2004; (2) an increase in revenue related to the sale of individual games by GameHouse after we completed the acquisition in January 2004; and (3) increased sales of our system software to mobile and wireless infrastructure companies. These increases were partially offset by decreases in revenue from certain of our business software products, including revenue from our OEM partners and decreased sales of our premium and third party consumer license products.
      Service Revenue. Service revenue primarily includes revenue from: digital media subscription services such as RealOne SuperPass, Rhapsody, RadioPass, GamePass and stand-alone and add-on subscriptions; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting and consulting services that we offer to our customers; distribution of third party software; and advertising. Service revenue includes revenue from both our Consumer and Business Products and Services segments. The increase in service revenue in 2005 was primarily attributable to: (1) growth in subscribers to our music and games subscription services; (2) increased revenue related to our SuperPass subscription service, due in part to a price increase in August 2004; (3) increases in the distribution of certain third party services and the related revenue; and (4) growth in revenue related to advertising through our websites. These increases were partially offset by a decrease in revenue related to sales of stand-alone subscription services. Our subscription services accounted for approximately $187.0 million and $148.7 million of service revenue during 2005 and 2004, respectively. The increases in subscription revenue are explained in more detail in “Revenue by Segment — Consumer Products and Services” above. While revenue related to our digital media subscription services has increased substantially on a year-over-year basis, the rate of growth has decreased on a quarterly basis in recent periods. We anticipate that Consumer Products and Services sequential revenue growth will slow in 2006, which is discussed further in the Overview of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The increase in service revenue in 2004 was primarily attributable to growth in aggregate subscribers and revenue related to our digital media subscription services and an increase in revenue related to third-party product distribution agreements, partially offset by decreases in other service offerings including SuperPass subscription revenue and revenue from support and upgrade agreements related to our business software products. Our digital media subscription services accounted for approximately $148.7 million and $107.1 million of service revenue during 2004 and 2003, respectively.

Deferred Revenue
      Deferred revenue is comprised of the unrecognized revenue related to unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Deferred revenue at December 31, 2005 was $25.3 million compared to $30.9 million at December 31, 2004. The decrease in deferred revenue is primarily due to the expiration of a legacy systems software agreement in the third quarter of 2005, and more generally, to prepayments received under contracts occurring at a slower rate than recognition of revenue on existing contracts in recent periods. The slower rate of prepayment receipts is due primarily to a decrease in new contracts in our Business Products and Services segment in recent periods, which historically represented a significant portion of deferred revenue. We believe the decrease in new contracts in our Business Products and Services segment results primarily from the conditions described in “Revenue by Segment — Business Products and Services” above. The decrease in prepayments under contracts was partially offset by an increase in deferred revenue from our digital media subscription services and prepayments related to certain of our advertising customers.
Cost of Revenue by Segment

	2005	Change	2004	Change	2003

	(Dollars in thousands)
Consumer products and services	$90,104	7%	$83,968	38%	$60,726
Business products and services	8,145	(1)	8,239	8	7,617
Loss on content agreement	—	n/a	4,938	n/a	—

Total cost of revenue	$98,249	1%	$97,145	42%	$68,343

As a percentage of total net revenue	30%		36%		34%
      Cost of Consumer Products and Services. Cost of Consumer Products and Services revenue includes: cost of content and delivery of the content included in our digital media subscription service offerings; royalties paid on sales of games, music and other third-party products; amounts paid for licensed technology; costs of product media, duplication, manuals and packaging materials; and fees paid to third-party vendors for order fulfillment and support services. Cost of Consumer Products and Services increased during 2005 primarily due to increased content and licensing costs related to increased sales of our music and games products and services. These increases were partially offset by decreases in costs related to: (1) the renegotiation of certain content agreements with more favorable financial terms and the discontinuation of certain content offerings related to our SuperPass subscription services; and (2) lower royalties related to stand-alone subscriptions due to the decrease in related revenue. Cost of Consumer Products and Services revenue decreased as a percentage of Consumer Products and Services revenue in 2005 to 32% from 38% in 2004 due to the application of certain fixed costs against a higher revenue base, the renegotiation of certain content agreements, lower royalties related to stand-alone subscriptions due to the decrease in related revenue and the discontinuation of certain content offerings.
      Cost of Consumer Products and Services revenue increased during 2004 primarily due to an increase in licensing costs associated with the online sale of individual songs, increased costs associated with delivering content to a greater number of subscribers, costs associated with the Rhapsody subscription service resulting from our acquisition of Listen and the amortization of intangible assets resulting from the acquisition of GameHouse. In addition, the increase was due to our promotional activities related to our Harmony technology and the Loss on Content Agreement, which is described below. Cost of Consumer Products and Services revenue decreased as a percentage of Consumer Products and Services revenue in 2004 to 38% from 42% in 2003 due to the application of certain fixed costs against a higher revenue base, the renegotiation of certain content agreements and the discontinuation of certain content offerings.
      Cost of Business Products and Services. Cost of Business Products and Services revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to third-party vendors for order fulfillment, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of Business Products and Services revenue decreased slightly primarily due to lower servicing costs, such as bandwidth, due to a decrease in related revenue. As a percentage of Business Products and Services revenue, cost of Business Products and Services revenue increased slightly to 18% in 2005 from 17% in 2004.
      Cost of Business Products and Services revenue increased slightly in absolute dollars and increased as a percentage of Business Products and Services revenue in 2004 to 17% from 13% in 2003. The increases during 2004 were primarily due to higher costs of revenue related to custom development work and a shift in mix towards products with higher product royalty costs.
Cost of Revenue
      In accordance with SEC regulations, we also present our cost of revenue based on License Fees and Service Revenue as set forth below.

	2005	Change	2004	Change	2003

	(Dollars in thousands)
License fees	$33,770	20%	$28,206	184%	$9,917
Service revenue	64,479	1	64,001	10	58,426
Loss on content agreement	—	n/a	4,938	n/a	—

Total cost of revenue	$98,249	1%	$97,145	42%	$68,343

As a percentage of total net revenue	30%		36%		34%
      Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees increased in dollars and as a percentage of license fees, which increased to 42% in 2005 from 39% in 2004, primarily due to: (1) the online sale of individual tracks through our Rhapsody subscription service and RealPlayer Music Store; and (2) an increase in revenue and associated licensing costs related to games license products. These increases were partially offset by a decrease in revenue associated with the licensing related to third party license products.
      Cost of license fees increased as a percentage of license fees in 2004 to 39% from 16% in 2003. The increases both in dollars and as a percentage of license fees for 2004 were primarily due to the increased licensing costs associated with the online sale of individual songs and games, and the amortization of intangible assets resulting from the acquisition of GameHouse.
      Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. The costs of content are expensed over the periods the content is available to our subscription services customers. Cost of service revenue increased slightly, but decreased as a percentage of service revenue to 26% in 2005 from 33% in 2004. The increase in costs is primarily due to increased content costs related to our digital music subscription services. The increase in costs was largely offset by: (1) the discontinuation of certain content offerings related to our SuperPass subscription service; and (2) a decrease in sales and the discontinuation of stand-alone subscription services. The decrease in cost of service revenue as a percentage of service revenue is due to the application of certain fixed costs against a higher revenue base and the discontinuation of certain product offerings.
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
      Loss on Content Agreement. During the quarter ended March 31, 2004, we cancelled a content licensing agreement with PGA TOUR. Under the terms of the cancellation agreement, we gave up rights to use and ceased using PGA TOUR content in our products and services as of March 31, 2004. The expense represents the estimated fair value of payments to be made in accordance with the terms of the cancellation agreement.
Other segment and geographical information
      Reconciliation of segment operating income (loss) to net income (loss) before income taxes for the year ended December 31, 2005 is as follows (in thousands):

	Consumer Products	Business Products	Reconciling
	and Services	and Services	Amounts	Consolidated

Net revenue	$279,964	$45,095	$—	$325,059
Cost of revenue	90,104	8,145	—	98,249
Loss on content agreement	—	—	—	—

Gross profit	189,860	36,950	—	226,810
Loss on excess office facilities	—	—	—	—
Antitrust litigation (income), net	—	—	(422,500)	(422,500)
Stock-based compensation	—	—	128	128
Other operating expenses	197,774	54,041	—	251,815

Operating income (loss)	(7,914)	(17,091)	422,372	397,367
Other income, net	—	—	32,176	32,176

Net income (loss) before income taxes	$(7,914)	$(17,091)	$454,548	$429,543

      Reconciliation of segment operating income (loss) to net income (loss) before income taxes for the year ended December 31, 2004 is as follows (in thousands):

	Consumer Products	Business Products	Reconciling
	and Services	and Services	Amounts	Consolidated

Net revenue	$218,343	$48,376	$—	$266,719
Cost of revenue	83,968	8,239	—	92,207
Loss on content agreement	4,938	—	—	4,938

Gross profit	129,437	40,137	—	169,574
Loss on excess office facilities	—	—	866	866
Antitrust litigation expenses	—	—	11,048	11,048
Stock-based compensation	—	—	695	695
Other operating expenses	128,604	51,084	—	179,688

Operating income (loss)	833	(10,947)	(12,609)	(22,723)
Other income, net	—	—	248	248

Net income (loss) before income taxes	$833	$(10,947)	$(12,361)	$(22,475)

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
      Long-lived assets, consisting of equipment and leasehold improvements, goodwill, and other intangible assets, by geographic location are as follows (in thousands):

	December 31,

	2005	2004

United States	$149,247	$155,844
Europe	14,256	176
Asia/ Rest of the world	302	411

Total	$163,805	$156,431

      At December 31, 2005, net assets in Europe and Asia and the rest of the world were $14.6 million and $0.6 million, respectively.
Operating Expenses

Research and Development

	2005	Change	2004	Change	2003

	(Dollars in thousands)
Research and development	$70,631	37%	$51,607	10%	$46,763
As a percentage of total net revenue	22%		19%		23%
      Research and development expenses consist primarily of salaries and related personnel costs and consulting fees associated with product development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses, excluding non-cash stock-based compensation, increased in 2005 in dollars and as a percentage of total net revenue primarily due to an increase in: (1) a loss due to our decision to cancel a purchase commitment during the fourth quarter of 2005, which is discussed further in Liquidity and Capital Resources; (2) personnel and related costs; and (3) consulting costs related to research and development efforts.

      Research and development expenses, excluding non-cash stock-based compensation, increased in 2004 in dollars primarily due to an increase in personnel and related costs and the inclusion of additional personnel and operating expenses resulting from our acquisitions of Listen and GameHouse. The decrease as a percentage of total net revenue was a result of our total net revenue growing more rapidly than research and development expenses.

Sales and Marketing

	2005	Change	2004	Change	2003

	(Dollars in thousands)
Sales and marketing	$130,515	35%	$96,779	25%	$77,335
As a percentage of total net revenue	40%		36%		38%
      Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expenses increased in 2005 in dollars and as a percentage of total net revenue primarily due to an increase in advertising activities, including our ongoing direct marketing programs to promote our products and services and an increase in personnel and the related costs. We expect that our sales and marketing expenses will increase in dollars and as a percentage of total net revenue as we continue to grow our consumer business and continue to shift the focus of our marketing efforts to our consumer products and services.
      Sales and marketing expenses increased in 2004 in dollars primarily due to the inclusion of personnel and operating expenses resulting from our acquisitions of Listen and GameHouse, an increase in payments made to third parties for referrals of new customers and increased advertising costs, including advertising costs associated with the promotion of our Harmony technology as well as our ongoing direct marketing programs. The decrease as a percentage of total net revenue was a result of our total net revenue growing more rapidly than our sales and marketing expenses.

General and Administrative

	2005	Change	2004	Change	2003

	(Dollars in thousands)
General and administrative	$50,669	62%	$31,302	49%	$21,007
As a percentage of total net revenue	16%		12%		10%
      General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs and other general corporate costs. General and administrative expenses, excluding non-cash stock-based compensation, increased in dollars and as a percentage of revenue in 2005 primarily due to: (1) our donation to the RealNetworks Foundation, based on 5% of our net income; and (2) indirect expenses related to the settlement of our antitrust litigation with Microsoft, including employee bonuses and increased business and occupation taxes. These increases were partially offset by a decrease in litigation defense costs.
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

Antitrust Litigation Expenses (Benefit), net
      Antitrust litigation (benefit) expenses, net of ($422.5) million, $11.0 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, consist of legal fees, personnel costs, communications, equipment, technology and other professional services costs incurred directly attributable to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union. On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the United States litigation. In 2005, the amounts for antitrust litigation expenses (benefit), net reflected the impact of $478.0 million in payments received from Microsoft under the settlement and commercial agreements with Microsoft. Refer to the Overview in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. See “Notes to Consolidated Financial Statements — Commitments and Contingencies” (Note 13 C) for a description of this action.

Loss on Excess Office Facilities
      In October 2000, we entered into a 10-year lease agreement for additional office space located near our corporate headquarters in Seattle, Washington. During 2001, we re-evaluated our facilities requirements and, as a result, decided to permanently sublet all of this office space. The market for office space in Seattle had significantly declined from the date we entered into this lease. As a result, we recorded losses of $22.2 million during the year ended December 31, 2001. For the year ended December 31, 2001, these losses represented approximately $15.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income of $38.1 million, and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. Our estimates were based upon many factors including projections of sublease rates and the time period required to locate tenants. During the year ended December 31, 2002, the Seattle real estate market continued to display significant weakness, which was reflected in both increasing vacancy rates and declining rental rates. Based on discussions with prospective tenants, we concluded that the excess office facilities were not likely to be sublet at rates used in the original loss estimates. As a result, we recorded additional losses of $17.2 million during the year ended December 31, 2002. During 2003, we secured an additional tenant at a sublease rate lower than the rate used in previous loss estimates. As a result, we adjusted our estimates to reflect the lower lease rate and recorded an additional loss of $7.1 million. The estimated total loss in 2003 included an estimate of future sublease income of $14.7 million of which $8.0 million was committed under sublease contracts at the time of the estimate. The accrued loss of $18.0 million at December 31, 2005 is shown net of expected future sublease income of $12.5 million, which was committed under sublease contracts at the time of the estimate. We regularly evaluate the market for office space in the cities where we have operations. If the market for such space declines further in future periods, we may have to revise our estimates further, which may result in additional losses on excess office facilities.
      During the quarter ended September 30, 2004, we renegotiated the lease for our headquarters building. In connection with the amended lease agreement we ceased use of approximately 16,000 square feet of office space, which we returned to the landlord in May 2005. We recorded a loss on excess office facilities of approximately $0.9 million related to the expensing of net leasehold improvements and rent for the period between October 1, 2004 and April 30, 2005 related to the excess space we vacated as of September 30, 2004.

Stock-Based Compensation
      Stock-based compensation was $0.1 million, $0.7 million and $1.1 million in 2005, 2004 and 2003, respectively.

Other Income (Expense), Net

	2005	Change	2004	Change	2003

	(Dollars in thousands)
Interest income, net	$14,511	226%	$4,452	5%	$4,251
Equity in net loss of MusicNet	(1,068)	(75)	(4,351)	(19)	(5,378)
Impairment of equity investments	(266)	(41)	(450)	6	(424)
Gain on sale of equity investments	19,330	n/a	—	—	—
Other income (expense)	(331)	(155)	597	(46)	1,107

Other income (expense), net	$32,176	n/a	$248	(156)%	$(444)

      Other income (expense), net consists primarily of: interest earnings on our cash, cash equivalents and short-term investments, which are net of interest expense due to the amortization of offering costs related to our convertible debt; gains related to the sale of certain of our equity investments; equity in net loss of MusicNet, Inc. (MusicNet); and impairment of certain equity investments. Other income (expense), net improved during 2005 due primarily to: (1) an increase in interest income due to rising effective interest rates on our investment balances and an overall increase in our investment balance; (2) a gain resulting from the sale of a portion of our investment in J-Stream; and (3) a gain related to the sale of our preferred shares and convertible debt of MusicNet in April 2005 and a decrease in our equity in net loss of MusicNet.
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
      The Company recorded in its statement of operations its equity share of MusicNet’s net loss through the date of disposition, which was $1.1 million, $4.4 million and $5.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. For purposes of calculating the Company’s equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses recorded by the Company represented approximately 36.1% of MusicNet’s net losses through the date of disposition in 2005 and 36.1% and 36.9% for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2005, the Company no longer held an ownership interest in MusicNet. As of December 31, 2004, the Company’s ownership interest in the outstanding shares of capital stock of MusicNet was approximately 24.9%.
      Our Chief Executive Officer, Robert Glaser, was the Chairman and a member of the Board of Directors of MusicNet from April 2001 until March 2003 and also served as the temporary acting Chief Executive Officer of MusicNet from April 2001 until October 2001. Mr. Glaser received no cash or equity remuneration for his services as Chairman and Director, nor did he receive any such remuneration for his services as the acting Chief Executive Officer. We recognized approximately $0.9 million, $0.7 million and $1.1 million of revenue in 2005, 2004 and 2003, respectively, related to license and services agreements with MusicNet.
      We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of several companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2005, we determined that an other-than-temporary decline in fair value had occurred in one of our privately-held investments resulting in an impairment charge of $0.3 million to reflect changes in the fair value in our results of operations. Based upon an evaluation of the facts and circumstances during 2004, we determined that other-than-temporary declines in fair value had occurred in one of our privately-held investments resulting in an impairment charge of $0.5 million to reflect changes in the fair value of this investment in our results of operations. Based upon an evaluation of the facts and circumstances during 2003, we determined that other-than-temporary declines in fair value had occurred in two of our publicly traded investments resulting in impairment charges of $0.4 million to reflect changes in the fair value of these investments in our results of operations.
      As of December 31, 2005, we owned marketable equity securities of J-Stream Inc., a Japanese media services company, representing approximately 10.6% of J-Stream’s outstanding shares. These securities are accounted for by us as available-for-sale securities. The market value of these shares has increased from our original cost of approximately $0.9 million, resulting in a carrying value of $43.4 million and $33.1 million at December 31, 2005 and 2004, respectively. The increase over our cost basis, net of tax effects is $28.9 million and $15.2 million at December 31, 2005 and 2004, respectively, and is reflected as a component of accumulated other comprehensive income. In July 2005, we disposed of a portion of our investment in J-Stream through open market trades, which resulted in net proceeds of approximately $11.9 million, for which we recognized a gain, net of tax and a loss associated with a previously cancelled foreign currency hedge related to the investment, of approximately $8.4 million during the year ended December 31, 2005. The disposition resulted in a tax expense and a related offset to accumulated other comprehensive income of $3.3 million during the year ended December 31, 2005. There were no similar gains or losses in 2004 or 2003. The disposition reduced our ownership interest from approximately 13.5% to 10.6%. The market for J-Stream’s shares is relatively limited, and the share price is volatile. Although the carrying value of our investment in J-Stream was approximately $43.4 million at December 31, 2005, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.
Income Taxes
      During the years ended December 31, 2005, 2004 and 2003, we recognized income tax expense of $117.2 million, $0.5 million and $0.1 million, respectively, related to current U.S. and foreign income taxes. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. As of December 31, 2004, our net deferred tax assets of $256 million were reduced to zero by a full valuation allowance. In 2005, we reduced our valuation allowance by $220 million, as we determined at year-end that it is more likely than not that the results of our future operations, as a result of the settlement with Microsoft, will generate sufficient taxable income to realize certain of our deferred tax assets. As of December 31, 2005, we continue to have a valuation allowance of $36.2 million relating primarily to net operating losses that are restricted under Internal Revenue Code Section 382, and losses not yet realized for tax purposes on certain equity investments.

2005 Quarterly Revenue
      The following table summarizes unaudited revenue by segment for each quarter of 2005 (in thousands):

		Quarters Ended

	Total	December 31	September 30	June 30	March 31

	(Dollars in thousands)
Consumer products and services	$279,964	$73,415	$71,750	$70,593	$64,206
Business products and services	45,095	10,153	10,483	12,093	12,366

Total net revenue	$325,059	$83,568	$82,233	$82,686	$76,572

      Consumer Products and Services. Consumer Products and Services revenue increased during each of the quarters in 2005, primarily due to increases in subscription and license sales related to our Music and Games businesses. These increases were partially offset by decreases in the revenue related to our premium license products as well as third party license products and stand-alone product subscription services. The reasons for these changes are also discussed above in “Revenue by Segment — Consumer Products and Services”.
      Business Products and Services. Business Products and Services revenue decreased in each of the quarters in 2005, which during the quarter ended September 30, 2005 was primarily due to the expiration of a long-term legacy system software agreement during the quarter ended September 30, 2005. Further discussion regarding the changes to the Business Products and Services revenue during the year are mentioned above in “Overview” and “Revenue by Segment — Business Products and Services”.
Impact of Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of operations. We are required to adopt the provisions of SFAS 123R in the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” (Note 1 (H) of the notes to the consolidated financial statements under Item 8) for the pro forma net income (loss) and net income (loss) per share amounts, for the years ended December 31, 2005, 2004 and 2003, as if we had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Upon adoption during the quarter ending March 31, 2006, we will recognize stock-based compensation using the modified prospective method and expects that the implementation will have a material impact on our consolidated financial statements in 2006.
Liquidity and Capital Resources
      Net cash provided by operating activities was $460.8 million and $7.0 million in 2005 and 2004, respectively. Net cash used in operating activities was $8.8 million in 2003. Net cash provided by operating activities in 2005 resulted primarily from net income of $312.3 million, net changes in certain assets and liabilities of $51.2 million, due primarily to the timing of cash receipts or payments at the beginning and end of the year, a change in net deferred tax assets of $107.2 million, depreciation and amortization of $16.4 million, and a gain on sale of certain of our equity investments of $19.3 million, which were partially offset by a decrease in the accrued loss on excess office facilities of $6.2 million and the loss on content agreement of $2.9 million. Net cash provided by operating activities in 2004 resulted primarily from net changes in certain assets and liabilities of $10.7 million, due primarily to the timing of cash receipts or payments at the beginning and end of the year, depreciation and amortization of $15.3 million, equity in the net loss of MusicNet of $4.4 million and the loss on content agreement of $2.9 million, which were offset by a net loss of $23.0 million and a decrease in the accrued loss on excess office facilities of $4.8 million. Net cash used in operating activities in 2003 was the result of a net loss of $21.5 million as well as net changes in certain assets and liabilities of $8.1 million, due primarily to the timing of cash receipts or payments at the beginning and end of the year and the recognition of deferred revenue, offset by depreciation and amortization of $12.4 million, equity in net loss of MusicNet of $5.4 million and a net increase in the accrued loss on excess office facilities of $3.0 million.
      Net cash provided by investing activities in 2005 and 2004 was $7.0 million and $6.0 million, respectively. Net cash used in investing activities was $22.4 million in 2003. Net cash provided by investing activities in 2005 was primarily due to net sales and purchases of short-term investments and proceeds from the sale of certain equity investments, which was offset by purchases of equipment and intangible assets and cash used for acquisitions. Net cash provided by investing activities in 2004 was primarily due to net sales and purchases of short-term investments, which was offset by purchases of equipment and intangible assets and cash used for acquisitions. Net cash used in investing activities in 2003 was primarily due to the payment of acquisition costs and purchases of long-term investments and equipment and leasehold improvements, offset by net sales and purchases of short-term investments.
      Net cash used in financing activities was $34.6 million in 2005. Net cash provided by financing activities was $8.5 million in 2004 and $107.1 million in 2003. Net cash used in financing activities in 2005 was due primarily to the repurchase of common stock, which was partially offset by the net proceeds from the exercise of stock options and stock sold related to our employee stock purchase plan. Net cash provided by financing activities in 2004 was due to the net proceeds from the exercise of stock options and stock sold related to our employee stock purchase plan. Net cash provided by financing activities in 2003 was related to the proceeds from our convertible debt offering in June 2003 (see “Notes to Consolidated Financial Statements — Convertible Debt” (Note 9) for a description of this offering), exercise of stock options and warrants and stock sold related to our employee stock purchase plan.
      In September 2001, we announced a share repurchase program to repurchase of up to an aggregate of $50 million of our outstanding common stock. We repurchased approximately 9.1 million shares of our common stock at an average cost of $4.64 per share for an aggregate value of $42.4 million from the inception of the September 2001 program through August 2005. There were no repurchases during 2005 or 2004 related to the September 2001 repurchase program. In August 2005, our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $75 million of our outstanding common stock, which replaced the September 2001 program. In November 2005, our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100 million of our outstanding common stock, which replaced the August 2005 repurchase program and included $44.0 million that remained unpurchased under the August 2005 program. During 2005, under the August 2005 program we repurchased approximately 5.8 million shares at an average cost of $5.36 for an aggregate value of approximately $31.0 million and under the November 2005 repurchase program, we repurchased approximately 2.8 million shares at an average cost of $8.16 per share for an aggregate value of approximately $23.3 million. We currently intend to continue our stock repurchase program, of which there was approximately $76.6 million remaining as of December 31, 2005, depending on market conditions and other factors until we reach the $100 million limit authorized by our Board of Directors, which will be a further use of cash.
      We currently have no planned significant capital expenditures for 2006 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.
      In May 2005, we entered into a purchase agreement with a third party vendor to acquire certain products and services. We were to be invoiced for the products and services at the time of receipt by the vendor. During the quarter ended December 31, 2005, we decided to cancel the purchase agreement. As a result, we recorded a loss of approximately $8.5 million during the quarter ended December 31, 2005 in order to reflect the products and services that have been delivered, or to which we had committed, at their net realizable value.
      In October 2005, we entered into an agreement with Microsoft to settle all antitrust disputes worldwide between the two companies. Upon settlement of the legal disputes, we entered into two commercial agreements with Microsoft that provide for collaboration in digital music and games. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to us over the terms of the agreements are approximately $761.0 million. In October 2005, we received $478.0 million of the scheduled contractual payments.
      At December 31, 2005, we had $798.6 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
      We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros (for Germany and France), pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2005, 2004 and 2003.
      At December 31, 2005, we had commitments to make the following payments:

		Less than	1-3		After
Contractual Obligations	Total	1 Year	Years	4-5 Years	5 Years

	(In thousands)
Office leases	$81,958	$11,599	$22,782	$22,065	$25,512
	Up to			Up to
Convertible debt	100,000	—	—	100,000	—
Other contractual obligations	14,978	5,476	4,842	4,660	—

	Up to			Up to
Total contractual cash obligations	$196,936	$17,075	$27,624	$126,725	$25,512

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
      Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy guidelines. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a falling rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the year ended December 31, 2005.
      The table below presents the amounts related to weighted average interest rates and contractual maturities of our short-term investment portfolio at December 31, 2005 (dollars in thousands):

	Weighted	Expected Maturity
	Average	Dates
	Interest			Amortized	Estimated
	Rate	2006	2007	Cost	Fair Value

Short-term investments:
U.S. Government agency securities	3.17%	$115,195	$14,161	$129,658	$129,356

Total short-term investments	3.17%	$115,195	$14,161	$129,658	$129,356

      Investment Risk. As of December 31, 2005, we had investments in voting capital stock of both publicly- and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Based upon an evaluation of the facts and circumstances during 2005, we determined that an other-than-temporary impairment had occurred on one investment, resulting in an impairment charge of $0.3 million, in order to reflect the investment at its fair value. Based upon an evaluation of the facts and circumstances during 2004, an other-than-temporary impairment had occurred on one investment. Impairment charges of $0.5 million were recorded to reflect the investment at fair value in 2004. Equity price fluctuations of plus or minus 10% of prices at December 31, 2005 would have had an approximate $4.3 million impact on the value of our investments in publicly traded companies at December 31, 2005, related primarily to our investment in J-Stream, a publicly traded Japanese company.

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
      Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the years ended December 31, 2005, 2004 and 2003.
      At December 31, 2005, we had the following foreign currency contracts outstanding (in thousands):

				Contract
	Contract Amount			Amount
	(Local Currency)			(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP	)	1,000	$1,736	$(15)
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR	)	1,260	$1,514	$23
Japanese Yen (“YEN”) (contracts to receive YEN/pay US$)	(YEN	)	30,000	$251	$4
      At December 31, 2004, we had the following foreign currency contracts outstanding (in thousands):

				Contract
	Contract Amount			Amount
	(Local Currency)			(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP	)	780	$1,502	$(1)
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR	)	2,650	$3,527	$(88)
Japanese Yen (“YEN”) (contracts to receive YEN/pay US$)	(YEN	)	123,000	$1,168	$27
      All derivatives are recorded on the balance sheet at fair value.

Item 8.	Financial Statements and Supplementary Data
REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$651,971	$219,426
Short-term investments	129,356	144,195
Trade accounts receivable, net of allowances for doubtful accounts and sales returns of $2,973 in 2005 and $3,286 in 2004	16,721	14,501
Deferred tax assets, net, current portion	54,204	—
Prepaid expenses and other current assets	11,933	8,196

Total current assets	864,185	386,318

Equipment, software and leasehold improvements, at cost:
Equipment and software	56,402	45,324
Leasehold improvements	27,964	25,015

Total equipment, software and leasehold improvements	84,366	70,339
Less accumulated depreciation and amortization	51,228	41,508

Net equipment, software and leasehold improvements	33,138	28,831

Restricted cash equivalents	17,300	20,151
Notes receivable from related parties	—	106
Equity investments	46,163	36,588
Other assets	2,397	2,908
Deferred tax assets, net, non-current portion	19,147	—
Goodwill, net	123,330	119,217
Other intangible assets, net of accumulated amortization of $9,850 in 2005 and $4,608 in 2004	7,337	8,383

Total assets	$1,112,997	$602,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,397	$10,219
Accrued and other liabilities	112,340	50,033
Deferred revenue, current portion	25,021	30,307
Accrued loss on excess office facilities and content agreement, current portion	4,623	8,160

Total current liabilities	153,381	98,719

Deferred revenue, non-current portion	276	548
Accrued loss on excess office facilities and content agreement, non-current portion	13,393	19,017
Deferred rent	4,018	3,413
Convertible debt	100,000	100,000
Other long-term liabilities	196	—

Total liabilities	271,264	221,697

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value Authorized 1,000,000 shares; issued and outstanding 166,037 shares in 2005 and 170,626 shares in 2004	166	171
Additional paid-in capital	805,067	668,752
Note receivable from shareholder	—	(10)
Deferred stock compensation	(19)	(147)
Accumulated other comprehensive income	26,724	14,589
Retained earnings (deficit)	9,795	(302,550)

Total shareholders’ equity	841,733	380,805

Total liabilities and shareholders’ equity	$1,112,997	$602,502

See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net revenue(A)	$325,059	$266,719	$202,377
Cost of revenue(B)	98,249	92,207	68,343
Loss on content agreement	—	4,938	—

Gross profit	226,810	169,574	134,034

Operating expenses:
Research and development (excluding non-cash stock-based compensation, included below, of $100 for 2005, $459 for 2004 and $967 for 2003)	70,631	51,607	46,763
Sales and marketing	130,515	96,779	77,335
General and administrative (excluding non-cash stock-based compensation, included below, of $28 for 2005, $236 for 2004 and $153 for 2003)	50,669	31,302	21,007
Loss on excess office facilities	—	866	7,098
Stock-based compensation	128	695	1,120

Subtotal operating expenses	251,943	181,249	153,323

Antitrust litigation expenses (benefit), net	(422,500)	11,048	1,574
Total operating expenses (benefit)	(170,557)	192,297	154,897

Operating income (loss)	397,367	(22,723)	(20,863)

Other income (expense):
Interest income, net	14,511	4,452	4,251
Equity in net loss of MusicNet	(1,068)	(4,351)	(5,378)
Impairment of equity investments	(266)	(450)	(424)
Gain on sale of equity investments	19,330	—	—
Other income (expense)	(331)	597	1,107

Other income (expense), net	32,176	248	(444)

Net income (loss) before income taxes	429,543	(22,475)	(21,307)
Income tax provision	(117,198)	(522)	(144)

Net income (loss)	$312,345	$(22,997)	$(21,451)

Basic net income (loss) per share	$1.84	$(0.14)	$(0.13)
Diluted net income (loss) per share	$1.70	$(0.14)	$(0.13)
Shares used to compute basic net income (loss) per share	169,986	168,907	160,309
Shares used to compute diluted net income (loss) per share	184,161	168,907	160,309
Comprehensive income (loss):
Net income (loss)	$312,345	$(22,997)	$(21,451)
Unrealized gain (loss) on investments:
Unrealized holding gains, net of tax	17,864	7,557	8,035
Adjustments for gains reclassified to net income (loss)	(4,052)	(53)	(56)
Foreign currency translation losses	(1,677)	(99)	259

Comprehensive income (loss)	$324,480	$(15,592)	$(13,213)

(A) Components of net revenue:
License fees	$80,785	$71,706	$61,970
Service revenue	244,274	195,013	140,407

	$325,059	$266,719	$202,377

(B) Components of cost of revenue:
License fees	$33,770	$28,206	$9,917
Service revenue	64,479	64,001	58,426

	$98,249	$92,207	$68,343

See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$312,345	$(22,997)	$(21,451)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	128	695	1,120
Depreciation and amortization of equipment, leasehold improvements and other intangible assets	16,243	14,643	11,250
Impairment of equity investments	266	450	424
Equity in net losses of equity method investments	1,068	4,351	5,378
Gain on sale of equity investments	(19,330)	(561)	(824)
Accrued loss on excess office facilities	(6,244)	(4,799)	3,009
Accrued loss on content agreement	(2,917)	2,917	—
Deferred income taxes	107,208	—	—
Other	804	1,592	381
Changes in certain assets and liabilities, net of balances from businesses acquired during the year:
Trade accounts receivable	(1,479)	(3,314)	(4,267)
Prepaid expenses and other current assets	(3,409)	1,258	164
Accounts payable	44	3,577	(1,024)
Accrued and other liabilities	59,826	12,810	5,700
Deferred revenue	(3,800)	(3,599)	(8,649)

Net cash provided by (used in) operating activities	460,753	7,023	(8,789)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(13,782)	(10,018)	(9,065)
Purchases of short-term investments	(153,491)	(293,560)	(311,367)
Sales and maturities of short-term investments	168,358	324,512	322,742
Additions to and purchases of long-term equity investments	—	—	(3,266)
Purchases of intangible and other assets	(1,125)	(4,839)	—
Proceeds from repayments of notes receivable	—	—	85
Decrease (increase) in restricted cash equivalents	2,851	(198)	(2,488)
Proceeds from sale of long-term equity investments	19,530	572	1,237
Purchases of cost based investments	(647)	—	—
Payment of acquisition costs, net of cash acquired	(14,705)	(10,477)	(20,257)

Net cash provided by (used in) investing activities	6,989	5,992	(22,379)

Cash flows from financing activities:
Proceeds from sale of convertible debt, net of offering costs of $3,037	—	—	96,963
Net proceeds from sales of common stock and exercise of stock options and warrants	20,361	8,489	10,166
Repayment of long-term note payable	(648)	—	—
Repurchase of common stock	(54,321)	—	—

Net cash provided by (used in) financing activities	(34,608)	8,489	107,129

Effect of exchange rate changes on cash	(589)	(106)	288

Net increase in cash and cash equivalents	432,545	21,398	76,249
Cash and cash equivalents at beginning of year	219,426	198,028	121,779

Cash and cash equivalents at end of year	$651,971	$219,426	$198,028

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$149	$415	$683
Supplemental disclosure of non-cash financing and investing activities:
Common stock and options to purchase common stock issued in business combinations	$—	$20,901	$19,376
Accrued acquisition costs and contingent consideration	$—	$—	$1,649
Payable for repurchase of common stock	$5,116	$—	$—
See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
				Notes		Other
	Common Stock		Additional	Receivable	Deferred	Comprehensive	Retained	Total
			Paid-In	from	Stock	Income	Earnings	Shareholders’
	Shares	Amount	Capital	Shareholders	Compensation	(Loss)	(Deficit)	Equity

	(In thousands)
Balances at December 31, 2002	157,681	$158	$609,833	$—	$(1,070)	$(1,054)	$(258,102)	$349,765
Common stock issued for:
Exercise of options and Employee Stock Purchase Plan	2,715	2	10,164	—	—	—	—	10,166
Business combination	3,801	4	19,372	—	(670)	—	—	18,706
Notes receivable acquired in business combination	—	—	—	(83)	—	—	—	(83)
Amortization of deferred stock compensation	—	—	—	—	1,120	—	—	1,120
Repayment of notes receivable from shareholders	—	—	—	25	—	—	—	25
Unrealized gain on investments, net of tax	—	—	—	—	—	8,035	—	8,035
Adjustments for gains reclassified to net loss	—	—	—	—	—	(56)	—	(56)
Translation adjustment	—	—	—	—	—	259	—	259
Net loss	—	—	—	—	—	—	(21,451)	(21,451)

Balances at December 31, 2003	164,197	164	639,369	(58)	(620)	7,184	(279,553)	366,486
Common stock issued for:
Exercise of options and Employee Stock Purchase Plan	3,423	4	8,485	—	—	—	—	8,489
Business combination	3,007	3	20,898	—	(222)	—	—	20,679
Notes receivable retired	(8)	—	(41)	48	—	—	—	7
Amortization of deferred stock compensation	—	—	—	—	695	—	—	695
Shares issued for Director payment	7	—	41	—	—	—	—	41
Unrealized gain on investments, net of tax	—	—	—	—	—	7,557	—	7,557
Adjustments for gains reclassified to net loss	—	—	—	—	—	(53)	—	(53)
Translation adjustment	—	—	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	—	—	(22,997)	(22,997)

Balances at December 31, 2004	170,626	171	668,752	(10)	(147)	14,589	(302,550)	380,805
Common stock issued for:
Exercise of options and Employee Stock Purchase Plan	4,056	3	20,358	—	—	—	—	20,361
Common shares repurchased	(8,642)	(8)	(54,313)	—	—	—	—	(54,321)
Notes receivable retired	(18)	—	(26)	10	—	—	—	(16)
Amortization of deferred stock compensation	—	—	—	—	128	—	—	128
Shares issued for Director payment	15	—	91	—	—	—	—	91
Unrealized gain on investments, net of tax	—	—	—	—	—	17,864	—	17,864
Adjustments for gains reclassified to net income	—	—	—	—	—	(4,052)	—	(4,052)
Translation adjustment	—	—	—	—	—	(1,677)	—	(1,677)
Net deferred tax adjustment	—	—	170,205	—	—	—	—	170,205
Net income	—	—	—	—	—	—	312,345	312,345

Balances at December 31, 2005	166,037	$166	$805,067	$—	$(19)	$26,724	$9,795	$841,733

See accompanying notes to consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, 2004 and 2003

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
      Inherent in the Company’s business are various risks and uncertainties, including its limited history of certain of its product and service offerings and its limited history of offering premium subscription services on the Internet. The Company’s success will depend on the acceptance of the Company’s technology, products and services and the ability to generate related revenue.
      B. Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation.
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
      The Company’s investment in MusicNet, Inc. (MusicNet) was accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of MusicNet’s earnings or net loss was included in the Company’s consolidated operating results. Because the Company had loaned MusicNet funds and based on the nature of the loans, the Company concluded the loans represent in-substance common stock. Therefore, the Company recorded more than its relative ownership share of MusicNet’s net losses.
      E. Fair Value of Financial Instruments. At December 31, 2005, the Company had the following financial instruments: cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities and convertible debt. The carrying value of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The fair value of convertible debt, which has a carrying value of $100 million, was approximately $97.2 million and $99.1 million at December 31, 2005 and 2004, respectively.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these arrangements is generally accounted for separately from new software license revenue because the arrangements qualify as service transactions as defined in SOP 97-2. Revenue for consulting services is generally recognized as the services are performed.
      If the Company provides consulting services that are considered essential to the functionality of the software products, both the software product revenue and services revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Revenue from these arrangements is recognized under the percentage of completion method based on the ratio of direct labor hours incurred-to-date to total projected labor hours.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
service revenue is recognized ratably over the period that services are provided, which is generally one to twelve months. Other service revenues are recognized when the services are performed.
      Fees generated from advertising appearing on the Company’s websites, and from advertising included in the Company’s products, are recognized as revenue over the terms of the contracts. The Company may guarantee a minimum number of advertising impressions, click-throughs or other criteria on the Company’s websites or products for a specified period. The Company recognizes the corresponding revenue as the delivery of the advertising occurs.
      G. Research and Development. Costs incurred in research and development are expensed as incurred. Software development costs are required to be capitalized when a product’s technological feasibility has been established through the date the product is available for general release to customers. The Company has not capitalized any software development costs, as technological feasibility is generally not established until a working model is completed, at which time substantially all development is complete.
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
      At December 31, 2005, the Company had six stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Net income (loss), as reported	$312,345	$(22,997)	$(21,451)
Stock-based employee compensation expense included in reported net income (loss)	128	695	1,120
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,860)	(21,227)	(33,899)

Pro forma net income (loss)	$297,613	$(43,529)	$(54,230)

Net income (loss) per share:
Basic — as reported	$1.84	$(0.14)	$(0.13)
Diluted — as reported	1.70	(0.26)	(0.34)
Basic — pro forma	1.75	(0.14)	(0.13)
Diluted — pro forma	1.62	(0.26)	(0.34)

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      I. Advertising Expenses. The Company expenses the cost of advertising and promoting its products as incurred. Such costs are included in sales and marketing expense and totaled $40.0 million in 2005, $13.0 million in 2004 and $6.2 million in 2003.
      J. Depreciation and Amortization. Depreciation and amortization of equipment, software and leasehold improvements are computed using the straight-line method over the lesser of the estimated useful lives of the assets, generally three years, or the lease term. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Useful Life

Computer equipment and software	3 years
Office furniture and equipment	3 years
Leasehold improvements	2 to 10 years
      Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $10.3 million, $9.8 million and $10.4 million, respectively.
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
      L. Trade Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on analysis of historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and specified other balances are reviewed individually for collectibility. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2005, no one customer accounted for more than 10% of total trade accounts receivable. As of December 31, 2004 and 2003, one international customer accounted for approximately 12% and 20%, respectively, of the total trade accounts receivable.
      M. Derivative Financial Instruments. The Company conducts business internationally in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. A portion of these risks are managed through the use of financial derivatives, but fluctuations could impact the Company’s results of operations and financial position. The Company’s foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following foreign currency contracts were outstanding and recorded at fair value (in thousands):

				Contract
	Contract Amount			Amount
December 31, 2005	(Local Currency)			(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP	)	1,000	$1,736	$(15)
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR	)	1,260	$1,514	$23
Japanese Yen (“YEN”) (contracts to receive YEN/pay US$)	(YEN	)	30,000	$251	$4

				Contract
	Contract Amount			Amount
December 31, 2004	(Local Currency)			(US Dollars)	Fair Value

British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP	)	780	$1,502	$(1)
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR	)	2,650	$3,527	$(88)
Japanese Yen (“YEN”) (contracts to receive YEN/pay US$)	(YEN	)	123,000	$1,168	$27
      No derivative instruments which were designated as hedges for accounting purposes were outstanding at December 31, 2005 and 2004.
      N. Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. As the Company had a net loss in 2004 and 2003, basic and diluted net loss per share are the same for those periods. Potentially dilutive securities outstanding were not included in the computation of diluted net loss per common share

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
because to do so would have been anti-dilutive. The share count used to compute basic and diluted net income (loss) per share is calculated as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Weighted average shares outstanding	169,986	169,056	160,580
Less restricted shares	—	149	271

Shares used to compute basic net income (loss) per share	169,986	168,907	160,309

Dilutive potential common shares:
Stock options	3,425	—	—
Convertible debt	10,750	—	—

Shares used to compute diluted net income (loss) per share	184,161	168,907	160,309

      Potentially dilutive securities for the year ended December 31, 2005 included options to purchase approximately 31.0 million common shares with a weighted average exercise price of $5.78 per share. Potentially dilutive securities for the year ended December 31, 2004 included options to purchase approximately 35.5 million common shares with a weighted average exercise price of $7.13 per share and approximately 10.8 million contingently issuable common shares related to convertible debt described in Note 10. Potentially dilutive securities for the year ended December 31, 2003 included options to purchase approximately 36.6 million common shares with a weighted average exercise price of $7.05 per share and approximately 10.8 million contingently issuable common shares related to convertible debt.
      O. Comprehensive Income (Loss). The Company’s comprehensive income (loss) for 2005, 2004 and 2003 consisted of net income (loss), unrealized gains (losses) on marketable securities and the gross amount of foreign currency translation gains (losses). The tax effect of the foreign currency translation gains (losses) and unrealized gains (losses) on investments has been taken into account, if applicable.
      The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,

	2005	2004

Unrealized gains on investments, including taxes of $13,592 in 2005 and $16,916 in 2004	$28,717	$14,905
Foreign currency translation adjustments	(1,993)	(316)

	$26,724	$14,589

      P. Foreign Currency. The Company considers the functional currency of its foreign subsidiaries to be the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as translation adjustment and included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2005, 2004 and 2003.
      Q. Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      S. Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in business combinations accounted for under the purchase method. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Factors the Company considers important which could trigger an impairment review include the following:

•	poor economic performance relative to historical or projected future operating results;

•	significant negative industry, economic or company specific trends;

•	changes in the manner of our use of the assets or the plans for our business; and

•	loss of key personnel.
      In accordance with SFAS 142, we review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS 142 require a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. In the fourth quarters of 2005, 2004 and 2003, the Company performed a similar test to that described above in connection with its annual impairment test required under SFAS 142. In each period tested, the implied fair value of the reporting units exceeded their respective carrying amounts, which supported that goodwill was not impaired and no further testing was required.
      T. Reclassifications. Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation.
      U. New Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The Company adopted the provisions of SFAS 123R on January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” (Note 1 (H)) for the pro forma net income (loss) and net income (loss) per share amounts, for the years ended

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Upon adoption during the quarter ending March 31, 2006, the Company will recognize stock-based compensation using the modified prospective method and expects the adoption to have a material impact on the Company’s consolidated financial statements.

Note 2.	Cash and Cash Equivalents and Short-Term Investments
      The Company considers all short-term investments as available-for-sale. Accordingly, these investments are carried at fair value which is based on quoted market prices. The Company had net unrealized losses on short-term investments of approximately $0.3 million at December 31, 2005 and 2004. All short-term investments have remaining contractual maturities of two years or less.
      The Company’s cash, cash equivalents and short-term investments consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2005	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$2,455	$—	$—	$2,455
Money market mutual funds	587,256		—	587,256
Corporate notes & bonds	49,234	—	—	49,234
U.S. Government agency securities	13,026	—	—	13,026

Total cash and cash equivalents	651,971	—	—	651,971

Short-term investments:
U.S. Government agency securities	129,658	—	(302)	129,356

Total short-term investments	129,658	—	(302)	129,356

Total cash, cash equivalents and short-term investments	$781,629	$—	$(302)	$781,327

Restricted cash equivalents	$17,300	$—	$—	$17,300

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2004	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$4,613	$—	$—	$4,613
Money market mutual funds	63,245		—	63,245
Corporate notes & bonds	74,806	—	—	74,806
U.S. Government agency securities	76,762	—	—	76,762

Total cash and cash equivalents	219,426	—	—	219,426

Short-term investments:
U.S. Government agency securities	144,534	—	(339)	144,195

Total short-term investments	144,534	—	(339)	144,195

Total cash, cash equivalents and short-term investments	$363,960	$—	$(339)	$363,621

Restricted cash equivalents	$20,151	$—	$—	$20,151

      At December 31, 2005, restricted cash equivalents represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters and (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters.
      Realized gains or losses on sales of available-for-sale securities for 2005, 2004 and 2003 were not significant.
      As of December 31, 2005, the Company’s short-term investments were invested in U.S. Government agency securities that were available-for-sale. The securities fair value at December 31, 2005 was approximately $129.4 and the gross unrealized loss related to these securities was approximately $0.3 million. The securities have been in a continuous unrealized loss position for less than twelve months.
      Market values were determined for each individual security in the investment portfolio. The declines in value of these investments is primarily related to changes in interest rates and are considered to be temporary in nature.
      The contractual maturities of available-for-sale debt securities at December 31, 2005 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Within one year	$115,494	$115,195
Between one year and two years	14,164	14,161

Short-term investments	$129,658	$129,356

Note 3.	Notes Receivable from Related Parties and Shareholder
      Notes receivable from related parties are carried at the estimated net realizable value and consist of three cash loans made in 2000 by Listen.Com, Inc. (Listen), a company acquired by RealNetworks in 2003, to certain former officers of Listen. In September 2005, one note with an interest rate of 6.13% was satisfied. The remaining two notes receivable from a related party were due in February and April 2005

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and bore interest rates of 6.46% and 6.60%, respectively. These two notes were satisfied in April 2005. No amounts remained outstanding related to these notes at December 31, 2005. The amount related to the three notes that were outstanding at December 31, 2004 was $0.1 million.
      Note receivable from shareholder was carried at the net realizable value and consisted of a full recourse note issued as consideration for the exercise of Listen stock options by an individual that was an employee of the Company through December 2004 and was an employee of Listen on the date of issuance. The note bore interest at a rate of 5.28% and was due seven years from the date of issuance. The amount of the note receivable from shareholder that was outstanding at December 31, 2004 was not significant and was satisfied in March 2005. No amounts remained outstanding related to this note at December 31, 2005.

Note 4.	Business Combinations: Goodwill & Intangible Assets

A. Business Combination in 2005.
      On May 6, 2005, the Company acquired all of the outstanding securities of Mr. Goodliving Ltd. (Mr. Goodliving), in exchange for approximately $15.6 million in cash payments. Included in the purchase price is $0.5 million in estimated acquisition-related expenditures consisting primarily of professional fees. In addition, the Company may be obligated to pay up to $1.6 million over a four-year period to certain Mr. Goodliving employees in the form of a management incentive plan if certain performance criteria are achieved. Such amounts are not included in the aggregate purchase price and, to the extent earned, will be recorded as compensation expense over the related employment periods. The accrued compensation cost related to this plan was approximately $0.3 million for the year ended December 31, 2005 and is included in the consolidated balance sheet in accrued and other liabilities.
      Mr. Goodliving is a developer and publisher of mobile games located in Helsinki, Finland. The Company believes that combining Mr. Goodliving’s assets and distribution network with the Company’s downloadable, PC-based games assets and distribution platform will enhance the Company’s entry into the mobile games market. The results of Mr. Goodliving’s operations are included in the Company’s consolidated financial statements starting from the date of acquisition.
      A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$15,089
Estimated direct acquisition costs	534

Total	$15,623

      The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by an independent third party appraisal at the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $12.2 million. Goodwill in the amount of $12.8 million is not deductible for tax purposes. Pro forma results are not presented, as they are not material to the Company’s overall financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the preliminary allocation of the purchase price is as follows (in thousands):

Current assets	$1,624
Property and equipment	10
Technology/ Games	1,460
Tradenames/ Trademarks	400
Distributor/ Customer Relationships	1,500
Goodwill	12,745
Current liabilities	(756)
Net deferred tax liabilities	(497)
Long-term notes payable	(863)

Net assets acquired	$15,623

      Technology/ Games have a weighted average estimated useful life of two years. Tradenames and trademarks have a weighted average estimated useful life of four years. Distributor and customer relationships have a weighted average estimated useful life of five years.

B. Business Combination in 2004.
      In January 2004, the Company acquired all of the outstanding securities of GameHouse, Inc. (GameHouse) in exchange for approximately $9.1 million in cash payments, including an estimated future payment of $0.1 million to cover certain tax obligations of the selling shareholders, and 3.0 million shares and options to acquire 0.3 million shares of RealNetworks common stock valued at approximately $20.9 million. The value assigned to the stock portion of the purchase price was $6.40 per share based on the average closing price of RealNetworks’ common stock for the five days beginning two days prior to and ending two days after January 26, 2004 (the date of the Agreement and Plan of Merger). Options issued were valued based on the Black-Scholes options pricing model. Included in the purchase price is $0.4 million in acquisition-related expenditures consisting primarily of professional fees. Certain former GameHouse shareholders are eligible to receive up to $5.5 million over a four-year period, payable in cash or, at the Company’s discretion, in RealNetworks common stock valued in that amount provided they remain employed by RealNetworks during such period. In addition, the Company may be obligated to pay up to $1.0 million over a four-year period to certain GameHouse employees in the form of a management incentive plan. Such amounts are not included in the aggregate purchase price and, to the extent earned, are being recorded as compensation expense over the related employment periods.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values by an independent third-party appraisal as summarized below. The respective estimated fair values were determined as of the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $21.9 million. Goodwill in the amount of $21.9 million is not deductible for tax purposes. Pro forma results are not presented, as they are not material to the Company’s overall financial statements.
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

C. Business Combination in 2003.
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
      Listen operated an on-demand and premium, commercial-free music subscription service for which it charged monthly subscription fees. It also provided its subscribers with the ability to copy or “burn” music to compact discs for which it charged a per-track fee. The Company believed that combining the services of Listen with the Company’s digital music assets and distribution network would enable the Company to create a compelling digital music experience. The results of Listen’s operations are included in the Company’s consolidated financial statements since the date of acquisition.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$18,754
Fair value of RealNetworks common stock and options issued	19,376
Convertible notes receivable converted upon acquisition	7,300
Direct acquisition costs	735

Total	$46,165

      The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective fair values were determined by an independent third party appraisal at the acquisition date. Goodwill in the amount of $37.4 million is not deductible for tax purposes.
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

D. Goodwill and Intangible Assets.
      Goodwill is the excess of the purchase price (including liabilities assumed and direct acquisition related costs) over the fair value of the tangible and identifiable intangible assets acquired through acquisitions of businesses.
      Goodwill, net of accumulated amortization, changed during 2005 as follows:

Goodwill, net at December 31, 2004	$119,217
Acquisition of Mr. Goodliving	12,745
Deferred tax adjustment	(7,528)
Effects of foreign currency translation	(1,104)

Goodwill, net at December 31, 2005	$123,330

      As of December 31, 2005, other intangible assets acquired in business combinations consisted of acquired technology, tradenames, patents, and subscriber and distribution agreements. Amortization expense related to these assets was $4.0 million, $3.6 million and $0.7 million in 2005, 2004 and 2003, respectively, and was $1.0 million and $0.4 million in 2005 and 2004, respectively, related to purchased

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intangible assets. Amortization expense related to acquired and purchased intangible assets is estimated to be $2.9 million, $2.2 million, $1.3 million, $0.8 million and $0.2 million in 2006, 2007, 2008, 2009 and 2010, respectively.

Note 5.	Equity Investments
      RealNetworks has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of companies. The Company’s investments in publicly traded companies are available for sale, carried at current market value and are classified as long-term. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2005, the Company determined that an other-than-temporary decline in fair value had occurred in one of its privately-held investments, resulting in an impairment charge of $0.3 million to reflect changes in the fair value of the investment in the results of operations. Based upon an evaluation of the facts and circumstances during 2004, the Company determined that other-than-temporary declines in fair value had occurred in one of its privately-held investments resulting in an impairment charge of $0.5 million to reflect changes in the fair value of this investment in the results of operations. Based upon an evaluation of the facts and circumstances during 2003, the Company determined that other-than-temporary declines in fair value had occurred in two of its publicly traded investments resulting in impairment charges of $0.4 million to reflect changes in the fair value of these investments in the results of operations.
      The effects of these impairments on cost and carrying value are incorporated into the values below. A summary of the investments is as follows (in thousands):

	December 31,

	2005	2004

Privately held investments
Cost	$12,500	$39,571
Carrying value	2,716	3,403
Publicly traded investments
Cost	913	1,034
Carrying value	$43,447	$33,185
      Privately held investments include investments accounted for using the cost and equity methods.
      As of December 31, 2005, the Company owned marketable equity securities of J-Stream Inc., a Japanese media services company, representing approximately 10.6% of J-Stream’s outstanding shares. These securities are accounted for by the Company as available-for-sale securities. The market value of these shares has increased from the Company’s original cost of approximately $0.9 million, resulting in a carrying value of $43.4 million and $33.1 million at December 31, 2005 and 2004, respectively. The increase over the Company’s cost basis, net of tax effects is $28.9 million and $15.2 million at December 31, 2005 and December 31, 2004, respectively, and is reflected as a component of accumulated other comprehensive income. The Company recently disposed of a portion of its investment in J-Stream, through open market trades, which resulted in net proceeds of approximately $11.9 million, for which the

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company recognized a gain, net of tax, of approximately $8.4 million during the year ended December 31, 2005. The disposition resulted in a tax expense and a related offset to accumulated other comprehensive income of $3.3 million during the year ended December 31, 2005. There were no similar gains or losses in 2004 or 2003. The disposition reduced the Company’s ownership interest from approximately 13.5% to 10.6%. The market for J-Stream’s shares is relatively limited and the share price is volatile. Although the carrying value of the Company’s investment in J-Stream was approximately $43.4 million at December 31, 2005, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

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
      The Company recorded in its statement of operations its equity share of MusicNet’s net loss through the date of disposition, which was $1.1 million, $4.4 million and $5.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. For purposes of calculating the Company’s equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses recorded by the Company represented approximately 36.1% of MusicNet’s net losses through the date of disposition in 2005 and 36.1% and 36.9% for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2005, the Company no longer held an ownership interest in MusicNet. As of December 31, 2004, the Company’s ownership interest in the outstanding shares of capital stock of MusicNet was approximately 24.9%. The Company recognized approximately $0.9 million, $0.7 million and $1.1 million of revenue in 2005, 2004 and 2003, respectively, related to license and services agreements with MusicNet.

Note 7.	Accrued and Other Liabilities
      The following table summarizes the Company’s accrued and other liabilities (in thousands):

	December 31,

	2005	2004

Employee compensation, commissions and benefits	$11,413	$11,133
Royalties and costs of sales and fulfillment	24,740	18,945
Legal fees and contingent legal fees	17,815	—
Sales, VAT and other taxes payable	16,562	4,307
Accrued charitable donations	15,401	—
Other	26,409	15,648

Total	$112,340	$50,033

Note 8.	Loss on Excess Office Facilities and Content Agreement
      In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. During 2001, the Company re-evaluated its

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facilities requirements and, as a result, decided to permanently sublet all of this office space. The market for office space in Seattle has significantly declined from the date the Company entered into this lease. As a result, the Company recorded losses of $22.2 million during the year ended December 31, 2001. For the year ended December 31, 2001, these losses represented approximately $15.2 million of rent and operating expenses over the remaining life of the lease, net of expected sublease income of $38.1 million, and approximately $7.0 million for the write-down of leasehold improvements to their estimated fair value. The Company’s estimates were based upon many factors including projections of sublease rates and the time period required to locate tenants. During the year ended December 31, 2002, the Seattle real estate market continued to display significant weakness, which was reflected in both increasing vacancy rates and declining rental rates. Based on discussions with prospective tenants, the Company concluded that the excess office facilities were not likely to be sublet at rates used in the original loss estimates. As a result, the Company recorded additional losses of $17.2 million during the year ended December 31, 2002. During 2003, the Company secured an additional tenant at a sublease rate lower than the rate used in previous loss estimates. As a result, the Company adjusted its estimates to reflect the lower lease rate and recorded an additional loss of $7.1 million. The loss estimate as of December 31, 2005 includes $12.5 million of expected future sublease income, which is committed under current sublease contracts. The Company did not identify any factors which caused it to revise its estimates during the years ended December 31, 2005 and 2004. The Company also recorded an accrual for estimated future losses on excess office facilities in its allocation of the Listen purchase price. The Company regularly evaluates the market for office space. If the market for such space declines further in future periods or if the Company is unable to sublease the space based on its current estimates, the Company may have to revise its estimates, which may result in additional losses on excess office facilities. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections.
      During the quarter ended September 30, 2004, the Company renegotiated its existing lease for the Company’s headquarters building. In addition, the Company ceased use of approximately 16,000 square feet of office space, which was returned to the landlord in May 2005 in accordance with the amended lease agreement. The Company recorded a loss on excess office facilities of approximately $0.9 million related to the expensing of net leasehold improvements and rent for the period between October 1, 2004 and April 30, 2005 in connection with the excess space the Company vacated as of September 30, 2004.
      During the quarter ended March 31, 2004, the Company cancelled a content licensing agreement with one of its content partners. Under the terms of the cancellation agreement, the Company gave up rights to use the content and ceased using the content in any of its products or services as of March 31, 2004. The resulting expense of $4.9 million represents the estimated fair value of payments to be made in accordance with the terms of the cancellation agreement.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of activity for the accrued loss on excess office facilities and content agreement is as follows (in thousands):

Accrued loss at December 31, 2002	$25,935
Revisions to estimates in accrued loss on excess office facilities in 2003	7,098
Accrued loss related to Listen	115
Less amounts paid on accrued loss on excess office facilities in 2003, net of sublease income	(4,089)

Accrued loss at December 31, 2003	29,059
Less amounts paid on accrued loss on excess office facilities in 2004, net of sublease income	(4,925)
Accrued loss on excess office facilities in 2004	126
Loss on content agreement initially recorded in 2004	4,938
Less amounts paid on content agreement in 2004, net of interest expense	(2,021)

Accrued loss at December 31, 2004	27,177
Less amounts paid on accrued loss on excess office facilities in 2005, net of sublease income	(6,244)
Less amounts paid on content agreement in 2005, net of interest expense	(2,917)

Accrued loss at December 31, 2005	$18,016

Note 9.	Convertible Debt
      During 2003, the Company issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of approximately $9.30 if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchaser may require the Company to purchase all or a portion of its notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and are being amortized over a 5-year period. Interest expense from the amortization of offering costs in the amount of $0.6 million, $0.6 million and $0.3 million is recorded in interest income, net for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 10.	Shareholders’ Equity
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
      C. Equity Compensation Plans. The Company has six equity compensation plans (Plans) to compensate employees and Directors for past and future services and has reserved approximately 89.1 million shares of common stock for option grants under the Plans. Generally, options vest based on continuous employment, over a four or five-year period. The options expire in either seven, ten or twenty years from the date of grant and are exercisable at the fair market value of the common stock at the grant date.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock option related activity is as follows:

		Options Outstanding
	Shares			Weighted
	Available	Number	Weighted	Average Fair
	for Grant	of Shares	Average	Value-
	in (000’s)	in (000’s)	Exercise Price	Grants

Balance at December 31, 2002	17,198	34,587	$7.23
Options granted at or above common stock price	(9,122)	9,122	5.70	$3.27
Options granted below common stock price	(377)	377	1.81	4.03
Options exercised	—	(2,352)	3.72
Options canceled	5,090	(5,090)	7.01

Balance at December 31, 2003	12,789	36,644	7.05
Options granted at or above common stock price	(9,130)	9,130	5.78	2.78
Options granted below common stock price	(321)	321	1.32	4.40
Options exercised	—	(3,103)	2.20
Options canceled	7,515	(7,515)	6.90

Balance at December 31, 2004	10,853	35,477	7.13
Additional options authorized, net of retired shares	4,257	—	—
Options granted at or above common stock price	(10,633)	10,633	5.87	2.57
Options exercised	—	(3,631)	5.14
Options canceled	6,857	(6,857)	7.03

Balance at December 31, 2005	11,334	35,622	$6.95

      The fair value of options granted was determined using the Black-Scholes model. The following weighted average assumptions were used to perform the calculations:

	Years Ended
	December 31,

	2005	2004	2003

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.76%	2.54%	2.13%
Expected life (years)	4.4	4.4	4.2
Volatility	54%	59%	80%

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding

		Weighted		Options Exercisable
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average		Average
	of Shares	Life (Years)	Exercise	Number of	Exercise
Exercise Prices	(in 000’s)	(in 000’s)	Price	Shares	Price
				(in 000’s)
$ 0.02 — $ 4.85	4,088	14.78	$3.40	2,544	$2.96
$ 4.86 — $ 5.07	4,879	7.50	5.01	481	5.01
$ 5.08 — $ 5.76	4,118	16.06	5.42	572	5.49
$ 5.78 — $ 5.94	3,975	17.71	5.90	1,592	5.92
$ 5.96 — $ 6.35	4,208	17.46	6.12	1,647	6.11
$ 6.37 — $ 7.21	2,400	17.57	6.77	753	6.82
$ 7.22 — $ 7.22	6,119	15.67	7.22	5,923	7.22
$ 7.24 — $10.14	3,973	11.15	8.32	1,754	8.92
$10.39 — $46.19	1,862	13.94	23.82	1,805	24.20

	35,622	14.47	$6.95	17,071	$8.19

      At December 31, 2004, there were approximately 18.9 million exercisable options outstanding with a weighted average exercise price of $8.18. At December 31, 2003, there were approximately 19.5 million exercisable options outstanding with a weighted average exercise price of $7.73.
      D. Employee Stock Purchase Plan. Effective January 1998, the Company adopted an Employee Stock Purchase Plan (ESPP) and has reserved four million shares of common stock for issuance under the ESPP. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to 85 percent of the fair market value of the common stock at the end of the semi-annual offering periods. There were approximately 0.4 million, 0.3 million and 0.4 million shares purchased under the ESPP during 2005, 2004 and 2003, respectively. The weighted average fair value of the employee stock purchase rights was $3.14, $1.95 and $2.22 in 2005, 2004 and 2003, respectively. The following weighted average assumptions were used to perform the calculation:

	Years Ended
	December 31,

	2005	2004	2003

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.69%	2.29%	1.13%
Expected life (years)	0.5	0.5	0.5
Volatility	54%	61%	70%
      E. Repurchase of Common Stock. In September 2001, the Company announced a share repurchase program to repurchase of up to an aggregate of $50 million of its outstanding common stock. The Company repurchased approximately 9.1 million shares of its common stock at an average cost of $4.64 per share for an aggregate value of $42.4 million from the inception of the September 2001 program through August 2005. There were no repurchases during 2005 or 2004 related to the September 2001 repurchase program. In August 2005, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $75 million of the Company’s outstanding common stock, which replaced the September 2001 program. In November 2005, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100 million of the Company’s outstanding common stock, which replaced the August 2005 repurchase

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
program. The repurchases may be made from time to time, depending on market conditions, share price and other factors. Repurchases may be made in the open market or through private transactions, in accordance with Securities and Exchange Commission requirements. The Company entered into a Rule 10(b)5-1 plan designed to facilitate the repurchase of the authorized repurchase amount. In addition, the repurchase program does not require RealNetworks to acquire a specific number of shares and may be terminated under certain conditions. During 2005, under the August 2005 repurchase program the Company repurchased approximately 5.8 million shares at an average cost of $5.36 for an aggregate value of approximately $31.0 million and under the November 2005 repurchase program the Company repurchased approximately 2.8 million shares at an average cost of $8.16 per share for an aggregate value of approximately $23.3 million. At December 31, 2005, the remaining amount authorized under the November 2005 repurchase program was approximately $76.6 million.

Note 11.	Income Taxes
      The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

U.S. operations	$430,549	$(24,300)	$(22,318)
Foreign operations	(1,006)	1,825	1,011

	$429,543	$(22,475)	$(21,307)

      The components of income tax expense are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Current:
U.S. Federal	$8,055	$—	$—
State and local	1,362	—	(130)
Foreign	549	522	274

Total current	9,966	522	144
Deferred:
U.S. Federal	106,981	—	—
State and local	748	—	—
Foreign	(497)	—	—

Total deferred	$107,232	$—	$—

Total income tax expense	$117,198	$522	$144

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense (benefit) differs from “expected” income tax expense (benefit) (computed by applying the U.S. Federal income tax rate of 35 percent in 2005, 2004 and 2003) as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

US federal tax expense (benefit) at statutory rate	$150,340	$(7,866)	$(7,457)
State taxes, net of federal benefit	3,497	—	—
Change in valuation allowance for deferred tax assets	(41,993)	10,409	9,747
Other	5,354	(2,021)	(2,146)

	$117,198	$522	$144

      The tax effects of temporary differences and operating loss carryforwards that give rise to significant portions of net deferred tax assets are comprised of the following (in thousands):

	December 31,

	2005	2004

Deferred tax assets
Net operating loss carryforwards	$65,884	$199,096
State net operating loss carryforwards	5,072	7,158
Foreign net operating loss carryforwards	882	—
Research and development credit carry forwards	7,084	19,069
Alternative minimum tax (AMT) carryforwards	8,055	—
Accrual for loss on excess office facilities, not currently taken for tax purposes	6,547	8,704
Deferred revenue	2,727	2,471
Tax benefit of MusicNet loss	—	7,136
Net unrealized loss on investments	9,757	11,861
Capital loss carryforwards	1,804	5,030
Deferred expenses	13,366	5,613
Other	6,155	4,786

Gross deferred tax assets	127,333	270,924
Less valuation allowance	(36,250)	(256,628)

	91,083	14,296
Deferred tax liabilities
Prepaid expenses	(2,242)	(2,376)
Net unrealized gains on investments	(15,490)	(11,920)

Net deferred tax assets	$73,351	$—

      Income taxes currently payable at December 31, 2005 were approximately $9.5 million. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the appropriate taxing jurisdictions. Based on an evaluation of expected future taxable income in 2006 and 2007 related primarily to the Company’s settlement with Microsoft Corporation (outlined in Note 13C), the Company determined it is

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
more likely than not that certain deferred tax assets will be realized and therefore reversed the related valuation allowance on these assets in the fourth quarter of 2005. The Company has continued to provide a valuation allowance on the deferred tax assets that the Company has determined will more likely than not remain unutilized.
      The valuation allowance for deferred tax assets increased (decreased) by ($220.4) million, $10.4 million and $22.9 million for 2005, 2004 and 2003, respectively. During 2005, $7.5 million of the reduction was recorded to goodwill due to the release of valuation allowance on net operating losses from acquired subsidiaries. In addition, a credit of $170.2 million was recorded to additional paid-in-capital during 2005 to reflect the use of net operating losses derived from the benefit of stock option exercises for tax purposes. Of the remaining release of valuation allowance in 2005, approximately $42.0 million was reflected in the Company’s consolidated statement of operations.
      The Company’s net operating loss carryforwards totaled $188.2 million and $591.0 million at December 31, 2005 and 2004, respectively. These net operating loss carryforwards begin to expire between 2010 and 2024. In addition, utilization of these net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. Of the total net operating losses, approximately $48.1 million relate to net operating loss carryforwards from acquired subsidiaries that are limited under Internal Revenue Code Section 382. In the event that the Company generates taxable income to utilize these net operating loss carryforwards, goodwill will be reduced by approximately $8.9 million. The Company has $7.1 million of research and development credit carryforwards which will expire between 2010 and 2023.
      The Company has not provided for U.S. deferred income taxes or withholding taxes on non-U.S. subsidiaries’ undistributed earnings. These earnings are intended to be permanently reinvested in operations outside of the United States. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. The determination of the amount of unrecognized deferred tax income tax liabilities on these earnings is not practicable.

Note 12.	Segment Information
      Prior to 2004, the Company operated in one business segment: media delivery. The Company began measuring its business by segments beginning in the quarter ended March 31, 2004, and now operates in two business segments: Consumer Products and Services and Business Products and Services, for which the Company receives revenue from its customers. Since the Company began measuring its business by segments beginning in the quarter ended March 31, 2004, comparable results of segment profit and loss for 2003 are not presented, as they are not available. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, Executive Vice President, and Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Consumer Products and Services and Business Products and Services and, therefore, the Company reports these as operating segments as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131).

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s customers consist primarily of end users located in the United States and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

United States	$249,855	$202,574	$147,613
Europe	44,867	40,222	32,106
Asia	27,916	21,439	19,811
Rest of the world	2,421	2,484	2,847

Total net revenue	$325,059	$266,719	$202,377

      The Company’s segment revenue is defined as follows:

•	Consumer Products and Services, which primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass and stand-alone and add-on subscriptions; sales and distribution of third party software and services; sales of digital content such as music and games downloads; sales of premium versions of our RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.

•	Business Products and Services, which primarily includes revenue from: sales of media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services; and consulting services we offer to our customers. These products and services are primarily sold to corporate customers.
      Revenue from external customers by product type is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Consumer Products and Services	$279,964	$218,343	$144,114
Business Products and Services	45,095	48,376	58,263

Total net revenue	$325,059	$266,719	$202,377

      Consumer Products and Services revenue is comprised of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

Music	$97,524	$65,186	$15,093
Video, consumer software and other	95,019	96,792	108,644
Games	56,277	34,535	12,162
Media properties	31,144	21,830	8,215

Total Consumer Products and Services revenue	$279,964	$218,343	$144,114

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-lived assets, consisting of equipment and leasehold improvements, goodwill, and other intangible assets, by geographic location are as follows (in thousands):

	December 31,

	2005	2004

United States	$149,247	$155,844
Europe	14,256	176
Asia/ Rest of the world	302	411

Total	$163,805	$156,431

      At December 31, 2005, net assets in Europe and Asia and the rest of the world were $14.6 million and $0.6 million, respectively.
      Goodwill, net is assigned to the Company’s segments as follows (in thousands):

	December 31,

	2005	2004

Consumer Products and Services	$117,340	$111,402
Business Products and Services	5,990	7,815

Total goodwill, net	$123,330	$119,217

      Reconciliation of segment operating income (loss) to net income (loss) before income taxes for the year ended December 31, 2005 is as follows (in thousands):

	Consumer Products	Business Products	Reconciling
	and Services	and Services	Amounts	Consolidated

Net revenue	$279,964	$45,095	$—	$325,059
Cost of revenue	90,104	8,145	—	98,249
Loss on content agreement	—	—	—	—

Gross profit	189,860	36,950	—	226,810
Loss on excess office facilities	—	—	—	—
Antitrust litigation expenses (benefit), net	—	—	(422,500)	(422,500)
Stock-based compensation	—	—	128	128
Other operating expenses	197,774	54,041	—	251,815

Operating income (loss)	(7,914)	(17,091)	422,372	397,367
Total non-operating expenses, net	—	—	32,176	32,176

Net income (loss) before income taxes	$(7,914)	$(17,091)	$454,548	$429,543

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reconciliation of segment operating income (loss) to net income (loss) before income taxes for the year ended December 31, 2004 is as follows (in thousands):

	Consumer Products	Business Products	Reconciling
	and Services	and Services	Amounts	Consolidated

Net revenue	$218,343	$48,376	$—	$266,719
Cost of revenue	83,968	8,239	—	92,207
Loss on content agreement	4,938	—	—	4,938

Gross profit	129,437	40,137	—	169,574
Loss on excess office facilities	—	—	866	866
Antitrust litigation expenses	—	—	11,048	11,048
Stock-based compensation	—	—	695	695
Other operating expenses	128,604	51,084	—	179,688

Operating income (loss)	833	(10,947)	(12,609)	(22,723)
Total non-operating expenses, net	—	—	248	248

Net income (loss) before income taxes	$833	$(10,947)	$(12,361)	$(22,475)

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
      The Company was able to identify historical information for segment cost of revenue and as a result presents net revenue and cost of revenue by segment for the year ended December 31, 2003 as follows (in thousands):

	Consumer Products	Business Products
	and Services	and Services	Consolidated

Net revenue	$144,114	$58,263	$202,377
Cost of revenue	60,726	7,617	68,343

Gross profit	$83,388	$50,646	$134,034

Note 13.	Commitments and Contingencies
      A. Commitments. The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases its office facilities under terms of operating lease agreements expiring through September 2014. The Company also has other contractual obligations

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expiring over varying time periods into the future. Future minimum payments are as follows (in thousands):

		Other
	Office	Contractual
	Leases	Obligations	Total

2006	$11,599	$5,476	$17,075
2007	11,390	2,512	13,902
2008	11,392	2,330	13,722
2009	11,730	2,330	14,060
2010	10,335	2,330	12,665
Thereafter	25,512	—	25,512

Total minimum payments	81,958	14,978	96,936
Less future minimum payments under subleases	(12,483)	—	(12,483)

Net	$69,475	$14,978	$84,453

      Of the total net office lease commitments, $18.0 million is recorded in accrued loss on excess office facilities and content agreement at December 31, 2005. Other contractual obligations primarily relate to minimum contractual payments due to content and other service providers.
      In May 2005, the Company entered into a purchase agreement with a third party vendor to acquire certain products and services. The Company was to be invoiced for the products and services at the time of receipt by the vendor. During the quarter ended December 31, 2005, the Company decided to cancel the purchase agreement. As a result, the Company recorded a loss of approximately $8.5 million during the quarter ended December 31, 2005 in order to reflect the products and services that have been delivered or to which the Company has committed at their net realizable value.
      Rent expense was $7.6 million in 2005, $7.4 million in 2004, and $6.4 million in 2003.
      B. 401(k) Retirement Savings Plan. The Company has a salary deferral plan (401(k) Plan) that covers substantially all employees. Under the plan, eligible employees may contribute up to 50% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. In 2005, the Company matched 50% of employee contributions to the 401(k) Plan, on up to three percent of participating employees’ compensation. The Company contributed approximately $0.5 million in 2005 as employee matching contributions. The Company did not make matching contributions during 2004 or 2003. The Company can terminate the matching contributions at its discretion. The Company has no other post-employment or post-retirement benefit plans.
C.     Litigation
      In December 2003, the Company filed suit against Microsoft Corporation in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws. The Company alleged that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. On October 11, 2005, the Company and Microsoft entered into a settlement agreement pursuant to which the Company agreed to settle all antitrust disputes worldwide with Microsoft, including the United States litigation. Upon settlement of the legal disputes, the Company and Microsoft entered into two commercial agreements that provide for collaboration in digital music and casual games. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to the Company over the terms of the agreements is approximately $761.0 million. Microsoft agreed to pay the Company $460.0 million to settle all claims.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Under the music and games agreements, Microsoft is scheduled to pay the Company $301.0 million in cash and provide services over 18 months in support of the Company’s music and games activities. Microsoft can earn credits at pre-determined market rates for Rhapsody subscribers and Rhapsody 25 users delivered to the Company through Microsoft’s MSN network of websites, to be netted against the quarterly contractual payments in the music agreement. As of December 31, 2005, Microsoft had paid the Company $478.0 million under the agreements for which the Company recorded a gain that is included in Antitrust litigation expenses (benefit), net in the statement of operations and comprehensive income (loss).
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
      In July 2002, a lawsuit was filed against the Company in federal court in Boston, Massachusetts by Ethos Technologies, Inc. (Ethos), alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” Ethos seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed counterclaims against Ethos seeking a declaratory judgment that the patents at issue are invalid and unenforceable due to Ethos’ inequitable conduct, as well as its recovery of damages for Ethos’ infringement of a Company patent, and reasonable attorneys’ fees and costs. The Company disputes Ethos’ allegations in this action and intends to vigorously defend itself. The case has been scheduled for trial beginning in March 2006.
      In August 2005, a lawsuit was filed against the Company in the U.S. District Court for the District of Maryland by Ho Keung Tse, an individual residing in Hong Kong. The suit alleges that certain of the Company’s products and services infringe the plaintiff’s patent relating to “the distribution of digital files, including sound tracks, music, video and executable software in a manner which restricts unauthorized use.” The plaintiff seeks to enjoin the Company from the allegedly infringing activity and to recover treble damages for the alleged infringement. The Company has not yet been served with process in the suit. In October 2005, the Company’s co-defendant moved to transfer the lawsuit from the District of Maryland to the Northern District of California. The Company disputes the plaintiff’s allegations in the action and intends to vigorously defend itself.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

Note 14.	Guarantees
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

Note 15.	Quarterly Information (Unaudited)
      The following table summarizes the unaudited statement of operations for each quarter of 2005 and 2004 (in thousands, except per share data):

	Total	Dec. 31	Sept. 30	June 30	Mar. 31

2005
Net revenue	$325,059	$83,568	$82,233	$82,686	$76,572
Gross profit	226,810	59,592	57,538	57,845	51,835
Operating income (loss)	397,367	402,384	(129)	(5,087)	199
Net income	312,345	295,640	11,182	4,709	814
Basic net income per share	1.84	1.76	0.07	0.03	0.00
Diluted net income per share	1.70	1.61	0.06	0.03	0.00
2004
Net revenue	$266,719	$72,546	$68,310	$65,473	$60,390
Gross profit	169,574	48,621	43,524	43,738	33,691
Operating loss	(22,723)	(2,060)	(6,196)	(4,296)	(10,171)
Net loss	(22,997)	(972)	(6,969)	(4,618)	(10,438)
Basic and diluted net loss per share	(0.14)	(0.01)	(0.04)	(0.03)	(0.06)
      The operating income and net income during the quarter ended December 31, 2005 increased as compared to the prior periods presented due primarily to the impact of the settlement and commercial agreements with Microsoft. For further discussion regarding these agreements, refer to Note 13C, Litigation.
      In May 2005, the Company entered into a purchase agreement with a third party vendor to acquire certain products and services. The Company was to be invoiced for the products and services at the time of receipt by the vendor. During the quarter ended December 31, 2005, the Company decided to cancel the purchase agreement. As a result, the Company recorded a loss of approximately $8.5 million during the quarter ended December 31, 2005 in order to reflect the products and services that have been delivered, or to which the Company had committed, at their net realizable value.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Subsequent Event
      On January 31, 2006, the Company acquired all of the outstanding securities of Zylom Media Group B.V. (Zylom) in exchange for approximately $10.0 million in cash and up to an additional $11.0 million in cash, dependent on the attainment of certain financial targets. Included in the purchase price is approximately $0.2 million in estimated acquisition-related expenditures consisting primarily of professional fees.
      Zylom is a distributor, developer and publisher of PC-based casual games, located in the Netherlands. The Company believes that combining Zylom’s assets and distribution network with the Company’s downloadable, PC-based games assets and distribution platform will enhance the Company’s market position throughout Europe.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RealNetworks, Inc.:
      We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index at Item 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RealNetworks, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A, that RealNetworks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that RealNetworks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, RealNetworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
March 10, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      The Company’s management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a — 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that, as of December 31, 2005, RealNetworks maintained effective internal control over financial reporting.
      KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. KPMG’s attestation report regarding the effectiveness of management’s assessment of internal controls over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
      The Company’s management, with the participation of the principal executive officer and principal financial officer, has evaluated the changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act and has concluded that there were no such changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None
PART III.

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item is contained in part in the sections captioned “Board of Directors-Nominees for Director,” “Board of Directors-Continuing Directors-Not Standing for Election This Year,” “Board of Directors-Contractual Arrangements” and “Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for

RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 5, 2006, and such information is incorporated herein by reference.
      The remaining information required by this Item is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference to the information contained in the section captioned “Compensation and Benefits” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 5, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The information required by this Item is incorporated by reference to the information contained in the sections captioned “Voting Securities and Principal Holders” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 5, 2006.
Equity Compensation Plans
      As of December 31, 2005, we had awards outstanding under six equity compensation plans. These plans include the RealNetworks, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), the RealNetworks, Inc. 1995 Stock Option Plan (the “1995 Plan”), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (the “1996 Plan”), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (the “2000 Plan”), the RealNetworks, Inc. 2002 Director Stock Option Plan (the “2002 Plan”) and the RealNetworks, Inc. Director Compensation Stock Plan (the “Director Stock Plan”). The 2005 Plan, the 1995 Plan, the 1996 Plan, the 2002 Plan and the Director Stock Plan have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders.
      In 2005, our shareholders approved the 2005 Plan. Upon approval of the 2005 Plan, we terminated the 1995 Plan, the 1996 Plan, the 2000 Plan and the 2002 Plan. As a result of the termination of these Plans, all equity awards granted subsequent to June 9, 2005 will be issued under the 2005 Plan.
      The following table aggregates the data from our six plans:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued upon	Weight-average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	34,655,808	$6.88	11,333,875	(1)
Equity compensation plans not approved by security holders	966,236	$9.52	—

Total	35,622,044	$6.97	11,333,875

(1)	Includes shares available for future issuance under the Director Stock Plan which enables non-employee Directors of RealNetworks to receive all or a portion of their quarterly compensation for Board service in shares of RealNetworks Common Stock in lieu of cash. The number of shares of Common Stock to be issued in respect of quarterly fees payable to non-employee Directors is equal to the amount of such fees to be paid in shares of Common Stock, as elected by each non-member Director, divided by the market value of a share of Common Stock on the last business day of each calendar quarter.

      Equity Compensation Plans Not Approved By Security Holders. The Board of Directors adopted the 2000 Plan to enable the grant of nonqualified stock options to employees and consultants of RealNetworks and its subsidiaries who are not otherwise officers or directors of RealNetworks. The 2000 Plan has not been approved by RealNetworks’ shareholders. The Compensation Committee of the Board of Directors is the administrator of the 2000 Plan, and as such determines all matters relating to options granted under the 2000 Plan. In June 2005, the 2000 Plan was terminated and the remaining available shares were transferred to the 2005 Plan.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders-Certain Transactions” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 5, 2006.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated by reference to the information contained in the section captioned “Principal Accountant Fees and Services” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 5, 2006.
PART IV.

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Index to Consolidated Financial Statements
      The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:

Consolidated Balance Sheets — December 31, 2005 and 2004

Consolidated Statements of Operations and Comprehensive Income (Loss) — Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm
      (a)(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts
      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.
      (a)(3) Index to Exhibits

Exhibit
Number		DESCRIPTION

2.1		Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)

3.1		Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)

3.2		Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)

3.3		Amendment No. 1 dated April 22, 2003 to Amended and Restated Bylaws of RealNetworks, Inc. Adopted July 16, 1998 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)

4.1		Shareholder Rights Plan dated as of December 4, 1998 between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on December 14, 1998)

4.2		Amendment No. 1 dated as of January 21, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/ A filed with the Securities and Exchange Commission on February 7, 2000)

4.3		Amendment No. 2 dated as of May 30, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/ A filed with the Securities and Exchange Commission on June 8, 2000)

4.4		Third Amended and Restated Investors’ Rights Agreement dated March 24, 1998 by and among RealNetworks, Inc. and certain shareholders of RealNetworks (incorporated by reference from Exhibit 10.16 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998)

4.5		Indenture dated as of June 17, 2003 between RealNetworks, Inc. and U.S. Bank National Association, including the form of Zero Coupon Subordinated Note due 2010 included in Section 2.2 thereof (incorporated by reference from Exhibit 4.1 to RealNetworks’ Amendment No. 1 to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 18, 2003)

4.6		Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)

10	.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)

10	.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10	.3†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10	.4†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)

Exhibit
Number		DESCRIPTION

10	.5†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10	.6†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10	.7†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10	.8†	RealNetworks, Inc. 1998 Employee Stock Purchase Plan, as amended and restated on December 15, 2005

10	.9†	RealNetworks, Inc. Director Compensation Stock Plan (incorporated by reference from Exhibit 10.10 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)

10	.10†	RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005)

10	.11†	Form on Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (Incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on for 8-K filed with the Securities and Exchange Commission on June 15, 2005)

10.12		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)

10	.13†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.14		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.15		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10	.16†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)

10	.17†	Offer Letter dated September 18, 2003 between RealNetworks, Inc. and Roy Goodman (incorporated by reference from Exhibit 10.15 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 10, 2005)

10	.18†	Offer Letter dated December 8, 2005 between RealNetworks, Inc. and Dan Sheeran

10	.19†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers

10	.20†	Offer Letter dated April 2, 2004 between RealNetworks, Inc. and Sid Ferrales

10	.21†	Agreement dated February 1, 2006 between RealNetworks, Inc. and Rob Glaser (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006)

10	.22†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Bob Kimball

Exhibit
Number		DESCRIPTION

10	.23†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Dan Sheeran

10	.24*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation

14.1		RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)

21.1		Subsidiaries of RealNetworks, Inc.

23.1		Consent of KPMG LLP

24.1		Power of Attorney (included on signature page)

31.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of the Agreement are subject to confidential treatment

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 15, 2006.

REALNETWORKS, INC.

By:	/s/ Robert Glaser

Robert Glaser
Chief Executive Officer
POWER OF ATTORNEY
      Each person whose signature appears below hereby constitutes and appoints Robert Glaser and Michael Eggers, and each of them severally, his or her true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his or her name and on his or her behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 15, 2006.

Signature	Title

/s/ Robert Glaser Robert Glaser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Eggers Michael Eggers	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Eric A. Benhamou Eric A. Benhamou	Director

/s/ Edward Bleier Edward Bleier	Director

/s/ James W. Breyer James W. Breyer	Director

/s/ Jeremy Jaech Jeremy Jaech	Director

/s/ Jonathan D. Klein Jonathan D. Klein	Director

/s/ Kalpana Raina Kalpana Raina	Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
REALNETWORKS, INC. AND SUBSIDIARIES

		Additions
	Balance at	Charged to		Balance at
	Beginning	Revenue and		End of
Description	of Period	Expenses	Deductions	Period

	(In thousands)
Year ended December 31, 2005:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	$1,145	$377	$(182)	$1,340
Allowance for sales returns	2,141	6,560	(7,068)	1,633

Total	3,286	6,937	(7,250)	2,973
Year ended December 31, 2004:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	1,278	527	(660)	1,145
Allowance for sales returns	1,580	8,528	(7,967)	2,141

Total	2,858	9,055	(8,627)	3,286
Year ended December 31, 2003:
Valuation accounts deducted from assets
Allowance for doubtful accounts receivable	974	803	(499)	1,278
Allowance for sales returns	1,527	9,303	(9,250)	1,580

Total	$2,501	$10,106	$(9,749)	$2,858

EXHIBIT INDEX

Exhibit
Number		DESCRIPTION

2.1		Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)

3.1		Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)

3.2		Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)

3.3		Amendment No. 1 dated April 22, 2003 to Amended and Restated Bylaws of RealNetworks, Inc. Adopted July 16, 1998 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)

4.1		Shareholder Rights Plan dated as of December 4, 1998 between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on December 14, 1998)

4.2		Amendment No. 1 dated as of January 21, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/ A filed with the Securities and Exchange Commission on February 7, 2000)

4.3		Amendment No. 2 dated as of May 30, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/ A filed with the Securities and Exchange Commission on June 8, 2000)

4.4		Third Amended and Restated Investors’ Rights Agreement dated March 24, 1998 by and among RealNetworks, Inc. and certain shareholders of RealNetworks (incorporated by reference from Exhibit 10.16 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998)

4.5		Indenture dated as of June 17, 2003 between RealNetworks, Inc. and U.S. Bank National Association, including the form of Zero Coupon Subordinated Note due 2010 included in Section 2.2 thereof (incorporated by reference from Exhibit 4.1 to RealNetworks’ Amendment No. 1 to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 18, 2003)

4.6		Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)

10	.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)

10	.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10	.3†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10	.4†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)

Exhibit
Number		DESCRIPTION

10	.5†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10	.6†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10	.7†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10	.8†	RealNetworks, Inc. 1998 Employee Stock Purchase Plan, as amended and restated on December 15, 2005

10	.9†	RealNetworks, Inc. Director Compensation Stock Plan (incorporated by reference from Exhibit 10.10 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)

10	.10†	RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005)

10	.11†	Form on Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (Incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on for 8-K filed with the Securities and Exchange Commission on June 15, 2005)

10.12		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)

10	.13†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.14		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.15		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10	.16†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)

10	.17†	Offer Letter dated September 18, 2003 between RealNetworks, Inc. and Roy Goodman (incorporated by reference from Exhibit 10.15 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 10, 2005)

10	.18†	Offer Letter dated December 8, 2005 between RealNetworks, Inc. and Dan Sheeran

10	.19†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers

10	.20†	Offer Letter dated April 2, 2004 between RealNetworks, Inc. and Sid Ferrales

10	.21†	Agreement dated February 1, 2006 between RealNetworks, Inc. and Rob Glaser (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006)

10	.22†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Bob Kimball

10	.23†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Dan Sheeran

Exhibit
Number		DESCRIPTION

10	.24*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation

14.1		RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)

21.1		Subsidiaries of RealNetworks, Inc.

23.1		Consent of KPMG LLP

24.1		Power of Attorney (included on signature page)

31.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of the Agreement are subject to confidential treatment