Form 10-Q
period 2006-03-31
REALNETWORKS INC
filed 2006-05-10
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Check one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of April 30, 2006 was 160,300,433.

RealNetworks, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$568,166	$651,971
Short-term investments	133,004	129,356
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	19,793	16,721
Deferred tax assets, net, current portion	38,476	54,204
Prepaid expenses and other current assets	12,994	11,933

Total current assets	772,433	864,185

Equipment, software and leasehold improvements, at cost:
Equipment and software	59,526	56,402
Leasehold improvements	27,809	27,964

Total equipment, software and leasehold improvements	87,335	84,366
Less accumulated depreciation and amortization	54,221	51,228

Net equipment, software and leasehold improvements	33,114	33,138

Restricted cash equivalents	17,300	17,300
Equity investments	33,933	46,163
Other assets	2,708	2,397
Deferred tax assets, net, non-current portion	25,314	19,147
Goodwill	131,674	123,330
Other intangible assets, net	8,937	7,337

Total assets	$1,025,413	$1,112,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,267	$11,397
Accrued and other liabilities	71,264	112,340
Deferred revenue, current portion	25,866	25,021
Accrued loss on excess office facilities, current portion	4,257	4,623

Total current liabilities	113,654	153,381

Deferred revenue, non-current portion	191	276
Accrued loss on excess office facilities, non-current portion	13,057	13,393
Deferred rent	4,117	4,018
Convertible debt	100,000	100,000
Other long-term liabilities	1,024	196

Total liabilities	232,043	271,264

Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value Authorized 1,000,000 shares; issued and outstanding 157,783 shares in 2006 and 166,037 shares in 2005	158	166
Additional paid-in capital	739,264	805,067
Deferred stock compensation	—	(19)
Accumulated other comprehensive income	19,270	26,724
Retained earnings	34,678	9,795

Total shareholders’ equity	793,370	841,733

Total liabilities and shareholders’ equity	$1,025,413	$1,112,997

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Quarters Ended
	March 31,
	2006	2005
Net revenue (A)	$86,602	$76,572
Cost of revenue (B)	26,753	24,737

Gross profit	59,849	51,835

Operating expenses:
Research and development	18,099	13,706
Sales and marketing	36,083	28,020
General and administrative	13,226	6,166
Loss on excess office facilities	738	—

Subtotal operating expenses	68,146	47,892

Antitrust litigation expenses (benefit), net	(39,835)	3,744

Total operating expenses, net	28,311	51,636

Operating income	31,538	199

Other income (expense), net:
Interest income, net	7,979	2,016
Equity in net losses of MusicNet	—	(1,066)
Other, net	117	(191)

Other income, net	8,096	759

Net income before income taxes	39,634	958
Income tax provision	(14,751)	(144)

Net income	$24,883	$814

Basic net income per share	$0.15	$0.00
Diluted net income per share	$0.14	$0.00
Shares used to compute basic net income per share	160,887	170,947
Shares used to compute diluted net income per share	176,923	184,686

Comprehensive income:
Net income	$24,883	$814
Unrealized holding gains (losses) on investments, net of tax	(7,821)	3,363
Foreign currency translation gains (losses)	367	(105)

Comprehensive income	$17,429	$4,072

(A) Components of net revenue:
License fees	$22,636	$20,632
Service revenue	63,966	55,940

	$86,602	$76,572

(B) Components of cost of revenue:
License fees	$9,861	$8,334
Service revenue	16,892	16,403

	$26,753	$24,737

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$24,883	$814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,252	3,630
Stock-based compensation	3,638	36
Equity in net losses of MusicNet	—	1,066
Changes in accrued loss on excess office facilities and content agreement	(702)	(1,861)
Loss on disposal of equipment	77	139
Deferred income taxes	12,882	—
Other	29	17
Net change in certain operating assets and liabilities, net of balances from businesses acquired during the quarter	(47,088)	4,073

Net cash provided by (used in) operating activities	(2,029)	7,914

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(2,568)	(2,087)
Purchases of intangible assets	—	(1,000)
Purchases of short-term investments	(58,884)	(46,338)
Proceeds from sales and maturities of short-term investments	55,180	50,497
Decrease in restricted cash equivalents	—	582
Purchases of cost based investments	—	(647)
Payment of acquisition costs, net of cash acquired	(6,799)	—

Net cash provided by (used in) investing activities	(13,071)	1,007

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	7,614	1,514
Repurchase of common stock	(76,988)	—

Net cash provided by (used in) financing activities	(69,374)	1,514

Effect of exchange rate changes on cash and cash equivalents	669	(147)

Net increase (decrease) in cash and cash equivalents	(83,805)	10,288
Cash and cash equivalents at beginning of period	651,971	219,426

Cash and cash equivalents at end of period	$568,166	$229,714

Supplemental disclosure of non-cash investing and financing activities:
Accrued deferred acquisition payments	$1,997	$—

Accrued acquisition costs	$287	$—

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Description of Business
     RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading creator of digital media services and software, such as Rhapsody, RealArcade and RealPlayer. Consumers use the Company’s services and software to find, play, purchase and manage free and premium digital content, including music, games and video. Broadcasters, network operators, media companies and enterprises use the Company’s products and services to create, secure and deliver digital media to PCs, mobile phones and other consumer electronics devices.
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
     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2006. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(c) Cash, Cash Equivalents and Short-Term Investments
     Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	March 31, 2006	December 31, 2005
Cash and cash equivalents	$568,166	$651,971
Short-term investments	133,004	129,356

Total cash, cash equivalents and short-term investments	$701,170	$781,327

Restricted cash equivalents	$17,300	$17,300

     Restricted cash equivalents at March 31, 2006 represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, and (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters.
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

(d) Equity Investments
     The Company has certain equity investments that are accounted for under the cost method of accounting. The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence and for which the related securities do not have a quoted market price.
     The Company has certain equity investments in which the Company holds less than a 20 percent voting interest in companies that are publicly traded. The investments are accounted for at market value. Changes in the market value of the investments are recognized as unrealized gains (losses), net of tax and are recorded in the accompanying unaudited condensed consolidated balance sheets as a component of Accumulated Other Comprehensive Income.
     The Company’s equity investment in MusicNet, Inc. (MusicNet) was accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss was included in the Company’s consolidated operating results. In certain cases where the Company had loaned the investee funds, the Company may have recorded more than its relative equity share of the investee’s losses.
(e) Other Assets
     Other assets primarily consist of offering costs and other long-term deposits. The Company incurred the offering costs as a result of its convertible debt offering. These costs are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over a 5-year period.
(f) Other Intangible Assets, net
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
(g) Revenue Recognition
     The Company recognizes revenue in accordance with the following authoritative literature: SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104); Emerging Issues Task Force (EITF) 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21); Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2); SOP 98-9 “Software Revenue Recognition with Respect to Certain Arrangements” (SOP 98-9); SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” (SOP 81-1); and EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19). In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.
     Consumer subscription products are paid in advance, typically for monthly, quarterly or annual periods. Subscription revenue is recognized ratably over the related subscription period. Revenue from sales of downloaded individual tracks, albums and games are recognized at the time the music or game is made available, digitally, to the end user.
     The Company has arrangements whereby customers pay one price for multiple products and services. In some cases, these arrangements involve a combination of software and services. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units in accordance with EITF 00-21. In the event that there is no objective and reliable evidence of fair value of the delivered items, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. The Company applies significant judgment in establishing the fair value of multiple elements within revenue arrangements.
     The Company recognizes revenue on a gross or net basis, in accordance with EITF 99-19. In most arrangements, the Company contracts directly with its end user customers, is the primary obligor and carries all collectibility risk. Revenue in these arrangements is recorded on a gross basis. In some cases, the Company utilizes third party distributors to sell products or services directly to end user customers and carries no collectibility risk. In those instances, in accordance with EITF 99-19, the Company reports the revenue on a net basis.
     The Company recognizes revenue in connection with its software products pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. If the Company provides consulting services that are considered essential to the functionality of the software products, both the software product revenue and services revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1. Revenue from these arrangements is recognized under the percentage of completion method based on the ratio of direct labor hours incurred to total projected labor hours. Revenue from software license agreements with original equipment manufacturers (OEM) is recognized when the OEM delivers its product incorporating the Company’s software to the end user.
     Revenue generated from advertising appearing on the Company’s websites and from advertising included in its products is recognized as revenue as the delivery of the advertising occurs.
(h) Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive potential common shares outstanding during the period.
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Quarters
	Ended March 31,
	2006	2005
Weighted average common shares outstanding	160,887	170,947

Shares used to compute basic net income per share	160,887	170,947
Dilutive potential common shares
Stock options	5,286	2,989
Convertible debt	10,750	10,750

Shares used to compute diluted net income per share	176,923	184,686

     Approximately 4.7 million and 19.1 million of common shares potentially issuable from stock options for the quarters ended March 31, 2006 and 2005, respectively, are excluded from the calculation of diluted net income per share because the exercise price was greater than the average market price of the common stock for the respective period. Potential dilutive securities for the quarters ended March 31, 2006 and 2005 included approximately 10.8 million contingently issuable shares related to convertible debt.
(i) Derivative Financial Instruments
     During the quarter ended March 31, 2006, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they do not meet the criteria for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended.

     At March 31, 2006, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value
British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP)	739	$1,290	$(4)
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR)	500	$601	$(3)
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN)	175,000	$1,497	$5
     At December 31, 2005, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount		Contract Amount
	(Local Currency)		(US Dollars)	Fair Value
British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP)	1,000	$1,736	$(15)
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR)	1,260	$1,514	$23
Japanese Yen (“YEN”) (contracts to receive YEN/pay US$)	(YEN)	30,000	$251	$4
     No derivative instruments designated as hedges for accounting purposes were outstanding at March 31, 2006 or December 31, 2005.
(j) Accumulated Other Comprehensive Income
     The Company’s accumulated other comprehensive income at March 31, 2006 and December 31, 2005 consisted of net income, net unrealized gains on investments and the net amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains and losses on investments has been taken into account if applicable. The components of accumulated other comprehensive income are as follows (in thousands):

	March 31,	December 31,
	2006	2005
Unrealized gains on investments, net of taxes of $9,127 in 2006 and $13,592 in 2005	$20,896	$28,717
Foreign currency translation adjustments	(1,626)	(1,993)

Total accumulated other comprehensive income	$19,270	$26,724

(k) Stock-Based Compensation
     During the quarter ended March 31, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 – revised 2004, “Share Based Payment” (SFAS 123R), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123. The Company utilized the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s 2006 fiscal year. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS 123.
     The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior. For the quarter ended March 31, 2006, expected stock price volatility is based on a combination of historical volatility of the Company’s stock for the related vesting periods and the two-year implied volatility of its traded options. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the vesting period of the stock options or four years. The Company has not paid dividends in the past.
     In accordance with SFAS 123R, beginning in the quarter ended March 31, 2006, the Company will present excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the Condensed Consolidated Statement of Cash Flows for quarters in which a tax benefit is recorded. No such benefit was recorded for the quarter ended March 31, 2006.

     The Company recognizes compensation cost related to stock options granted prior to the adoption of SFAS 123R on an accelerated basis over the applicable vesting period using the methodology described in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). The Company recognizes compensation cost related to options granted subsequent to the adoption of SFAS 123R on a straight-line basis over the applicable vesting period. At March 31, 2006, the Company has options outstanding under six stock-based compensation plans.
     During the quarter ended March 31, 2006, the Company recognized approximately $3.6 million related to stock-based compensation. The amounts are classified in the Company’s unaudited condensed consolidated statement of operations as follows (in thousands):

Quarter Ended
March 31, 2006
Cost of revenue	$50
Research and development	1,369
Sales and marketing	1,359
General and administrative	860

Total stock-based compensation	$3,638

     No stock-based compensation was capitalized as part of the cost of an asset as of March 31, 2006. As of March 31, 2006, $42.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately 2 years.
     Prior to the adoption of SFAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB 25. The Company applied the disclosure provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” as if the fair-value-based method had been applied in measuring compensation expense. Under APB 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.
     The following table presents the impact of the Company’s adoption of SFAS 123R on selected line items from the unaudited condensed consolidated statement of operations for the quarter ended March 31, 2006 (in thousands, except per share amounts):

	Quarter Ended March 31, 2006
	As Reported Following	If Reported Following
	SFAS 123(R)	APB 25
Operating income	$31,538	$35,176
Income before income taxes	39,634	43,272
Net income	24,883	27,167
Net income per share
Basic	0.15	0.17
Diluted	0.14	0.15
     No amounts were recorded related to excess tax benefits from the exercise of stock-based compensation awards during the quarter ended March 31, 2006, and as a result there were no differences in net cash used in operating and financing activities due to the implementation of SFAS 123R.

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the quarter ended March 31, 2005 (in thousands, except per share data):

Quarter Ended
March 31, 2005
Net income as reported	$814
Plus: stock-based employee compensation expense included in reported net income, net of related tax effects	36
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,942)

Pro forma net loss	$(3,092)

Net loss per share:
Basic — as reported	(0.00)
Diluted — as reported	(0.00)
Basic — pro forma	(0.02)
Diluted — pro forma	(0.02)
For further information related to the Company’s equity compensation plans, refer to NOTE 10 — EQUITY COMPENSATION PLANS.
(l) Reclassifications
     Certain reclassifications have been made to the March 31, 2005 unaudited condensed consolidated financial statements, and footnotes thereto, to conform to the March 31, 2006 presentation.
NOTE 2 — SEGMENT INFORMATION
     The Company operates in two business segments: Consumer Products and Services and Technology Products and Solutions, for which the Company receives revenue from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, Executive Vice President, and Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Consumer Products and Services segment and Technology Products and Solutions segment and, therefore, the Company reports these as operating segments as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131).
     The Company’s customers consist primarily of business customers and individual consumers located in the United States and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended
	March 31
	2006	2005
United States	$65,700	$57,757
Europe	13,905	11,005
Rest of the world	6,997	7,810

Total net revenue	$86,602	$76,572

     The Company’s segment revenue is defined as follows:
•	Consumer Products and Services primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass; sales and distribution of third party software and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.

•	Technology Products and Solutions primarily includes revenue from: sales of media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through OEM channels; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services; and consulting services we offer to our customers. These products and services are primarily sold to corporate, educational and governmental customers.
     Net revenue by segment is as follows (in thousands):

	Quarters
	Ended March 31,
	2006	2005
Consumer Products and Services	$74,811	$64,206
Technology Products and Solutions	11,791	12,366

Total net revenue	$86,602	$76,572

     Consumer Products and Services revenue is comprised of the following (in thousands):

	Quarters
	Ended March 31,
	2006	2005
Music	$28,918	$22,883
RealPlayer, related consumer products and other	27,277	29,134
Games	18,616	12,189

Total Consumer Products and Services revenue	$74,811	$64,206

     Long-lived assets, net by geographic region are as follows (in thousands):

	March 31,	December 31,
	2006	2005
United States	$147,874	$149,247
Europe	25,601	14,256
Rest of world	250	302

Total long-lived assets, net	$173,725	$163,805

     Goodwill is assigned to the Company’s segments as follows (in thousands):

	March 31,	December 31,
	2006	2005
Consumer Products and Services	$125,685	$117,340
Technology Products and Solutions	5,989	5,990

Total goodwill	$131,674	$123,330

     Reconciliation of segment operating income (loss) to net income (loss) before income taxes is as follows (in thousands):

	Consumer Products	Technology Products
For the Quarter Ended March 31, 2006	and Services	and Solutions	Reconciling Amounts	Consolidated
Net revenue	$74,811	$11,791	$—	$86,602
Cost of revenue	24,750	2,003	—	26,753

Gross profit	50,061	9,788	—	59,849
Antitrust litigation benefit	—	—	(39,835)	(39,835)
Loss on excess office facilities	—	—	738	738
Other operating expenses	53,879	13,529	—	67,408

Operating income (loss)	(3,818)	(3,741)	39,097	31,538
Total non-operating income, net	—	—	8,096	8,096

Net income (loss) before income taxes	$(3,818)	$(3,741)	$47,193	$39,634

	Consumer Products	Technology Products
For the Quarter Ended March 31, 2005	and Services	and Solutions	Reconciling Amounts	Consolidated
Net revenue	$64,206	$12,366	$—	$76,572
Cost of revenue	22,563	2,174	—	24,737

Gross profit	41,643	10,192	—	51,835
Antitrust litigation	—	—	3,744	3,744
Other operating expenses	36,178	11,714	—	47,892

Operating income (loss)	5,465	(1,522)	(3,744)	199
Total non-operating income, net	—	—	759	759

Net income (loss) before income taxes	$5,465	$(1,522)	$(2,985)	$958

Operating expenses of both Consumer Products and Services and Technology Products and Solutions include costs directly attributable to those segments and an allocation of general and administrative expenses and other corporate overhead costs. General and administrative and other corporate overhead costs are allocated to the segments and are generally based on the relative headcount of each segment. The accounting policies used to derive segment results are generally the same as those described in Note 1.
NOTE 3 — ACQUISITION
     On January 31, 2006, the Company acquired all of the outstanding securities of Zylom Media Group BV (Zylom) in exchange for approximately $7.9 million in cash payments. Included in the purchase price are $0.3 million in estimated acquisition-related expenditures consisting primarily of professional fees. The Company is also obligated to pay an additional $2.0 million, through individual payments of approximately $1.0 million on the first and second anniversaries of the acquisition date. In addition, the Company may be obligated to pay up to $10.9 million over a three-year period, dependent on whether certain performance criteria are achieved. Such amounts are not included in the initial aggregate purchase price and, to the extent earned, will be recorded as goodwill when it is probable that the individual payments will be made.
     Zylom is located in Eindhoven, the Netherlands and is a distributor, developer and publisher of PC-based games in Europe. The Company believes that combining Zylom’s assets and distribution network with the Company’s downloadable, PC-based games assets and distribution platform will enhance the Company’s presence in the European games market. The results of Zylom’s operations are included in the Company’s condensed consolidated financial statements starting from the date of acquisition.
     A summary of the purchase price for the acquisition is as follows (in thousands):

Cash paid at acquisition	$7,922
Additional future payments related to initial purchase price	2,000
Estimated direct acquisition costs	293

Total	$10,215

     The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by a third party appraisal at the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $8.2 million. Goodwill in the amount of $8.2 million is not deductible for tax purposes. Pro forma results are not presented, because they are not material to the Company’s overall financial statements.

     A summary of the preliminary allocation of the purchase price is as follows (in thousands):

Current assets	$1,830
Property and equipment	166
Technology/Games	570
Tradenames/Trademarks	560
Distributor/Customer Relationships	1,290
Non-compete agreements	180
Goodwill	8,168
Current liabilities	(1,781)
Net deferred tax liabilities	(768)

Net assets acquired	$10,215

     Technology/Games and Tradenames/Trademarks have weighted average estimated useful lives of three years. Distributor and customer relationships have weighted average estimated useful lives of approximately five years. Non-compete agreements have a weighted average estimated useful life of four years.
NOTE 4 — GOODWILL
     Goodwill is the excess of the purchase price (including liabilities assumed and direct acquisition related costs) over the fair value of the tangible and identifiable intangible assets acquired through acquisitions of businesses.
     Goodwill changed during 2006 as follows:

Goodwill at December 31, 2005	$123,330
Acquisition of Zylom	8,168
Effects of foreign currency translation	176

Goodwill at March 31, 2006	$131,674

NOTE 5 — EQUITY INVESTMENTS
     The Company has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of certain companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent of which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances at March 31, 2006, the Company determined that there were no other-than-temporary declines in fair value for the quarter then ended.
     As of March 31, 2006, the Company owned marketable equity securities of J-Stream, a Japanese media services company, representing approximately 10.6% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has increased from the Company’s original cost of approximately $0.9 million, resulting in a carrying value of $31.1 million and $43.4 million at March 31, 2006 and December 31, 2005, respectively. The increase over the Company’s cost basis, net of tax effects is $21.1 million and $28.9 million at March 31, 2006 and December 31, 2005, respectively, and is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.
NOTE 6 — INVESTMENT IN MUSICNET
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
     The Company recorded in its statement of operations its equity share of MusicNet’s net loss through the date of disposition, which was $1.1 million during the quarter ended March 31, 2005. No amounts were recorded during 2006. For purposes of calculating the Company’s equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses recorded by the Company represented approximately 36.1% of MusicNet’s net losses through the date of disposition in 2005.
NOTE 7 — LOSS ON EXCESS OFFICE FACILITIES
     In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. Due to a subsequent decline in the market for office space in Seattle and the Company’s re-assessment of its facilities requirements, the Company has accrued for estimated future losses on excess office facilities. The Company’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. The loss estimate currently includes $11.8 million of sublease income, which is committed under current sublease contracts. During the quarter ended March 31, 2006, the Company increased its loss estimate by $0.7 million due to building operating expenses that are not expected to be recovered under the terms of the existing sublease agreements. Although the Company believes its estimates are reasonable, additional losses may result if actual experience differs from projections.
     A summary of activity for the accrued loss on excess office facilities is as follows (in thousands):

Accrued loss at December 31, 2005	$18,016
Less amounts paid, net of sublease income	(1,440)
Revisions to estimates in accrued loss on excess office facilities in 2006	738

Accrued loss at March 31, 2006	$17,314

NOTE 8 — CONVERTIBLE DEBT
     During 2003, the Company issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of approximately $9.30 per share if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchasers may require the Company to purchase all or a portion of the notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and are being amortized over a five-year period. Interest expense from the amortization of offering costs in the amount of $0.2 million is recorded in interest income, net for the quarters ended March 31, 2006 and 2005. The net proceeds of the issuance are intended to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and other working capital requirements.

NOTE 9 — REPURCHASE OF COMMON STOCK
     In November 2005, the Company announced a share repurchase program to repurchase up to an aggregate of $100.0 million of the Company’s outstanding common stock. During the quarter ended March 31, 2006, the Company repurchased approximately 9.5 million shares for an aggregate value of approximately $77.0 million at an average cost of $8.09 per share. From the inception of the November 2005 repurchase program through March 31, 2006, the Company has repurchased 12.4 million shares for an aggregate value of $100.4 million at an average price of $8.11 per share under the November 2005 program. At March 31, 2006, no amounts authorized were remaining outstanding under the November 2005 repurchase program.
     On April 27, 2006, the Company announced a new share repurchase program, in which the Company’s Board of Directors authorized the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock. For further information related to the new share repurchase program, refer to NOTE 13 — SUBSEQUENT EVENT.
NOTE 10 — EQUITY COMPENSATION PLANS
     The Company has options outstanding under six equity compensation plans (Plans) to compensate its employees and directors for past and future services. Of the plans, the RealNetworks Inc., 2005 Stock Incentive Plan (2005 Plan) and the RealNetworks Inc., Director Compensation Stock Plan (Director Plan) remain active and are available for future grants. We have reserved 18.5 million shares under the 2005 Plan and 0.4 million shares under the Director Plan, of which 10.3 million shares and 0.3 million shares, respectively, were available for grant as of March 31, 2006. Generally, options vest based on continuous employment, over a four or five-year period. The options expire in either seven, ten or twenty years from the date of grant and are exercisable at the fair market value of the common stock at the grant date.
     A summary of stock option related activity is as follows:

	Shares	Options Outstanding		Weighted
	Available	Number	Weighted	Average Fair
	for Grant	of Shares	Average	Value-
	in (000’s)	in (000’s)	Exercise Price	Grants
Balance at December 31, 2005	11,334	35,622	$6.95
Options granted at or above common stock price	(2,237)	2,237	8.14	$3.60
Options exercised	—	(1,238)	6.08
Options canceled	1,234	(1,234)	6.05

Balance at March 31, 2006	10,331	35,387	$7.09

     The weighted average fair value of options granted during the quarter ended March 31, 2005 was $2.74.
     The fair value of options granted was determined using the Black-Scholes model. The following weighted average assumptions were used to perform the calculations:

	Quarters Ended
	March 31,
	2006	2005
Expected dividend yield	0%	0%
Risk-free interest rate	4.35-4.79%	2.83%
Expected life (years)	4.3	4.4
Volatility	48%	48%

     The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number of	Average
	of Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	(in 000’s)	Life (Years)	Price	(in 000’s)	Price
$0.02 — $4.89	3,993	14.41	$3.43	2,495	$2.98
$4.91 — $5.07	4,497	7.21	5.01	458	5.01
$5.08 — $5.89	5,953	16.59	5.61	1,311	5.63
$5.90 — $6.12	4,527	16.77	6.05	2,407	6.03
$6.13 — $7.21	2,893	17.42	6.66	945	6.75
$7.22 — $7.22	5,642	15.42	7.22	5,547	7.22
$7.24 — $8.27	3,989	8.39	7.87	499	7.78
$8.29 — $46.00	3,883	12.33	15.96	3,083	17.87
$46.19 — $46.19	10	13.45	46.19	10	46.19

	35,387	13.66	$7.09	16,755	$8.21

     At March 31, 2005, there were approximately 18.6 million exercisable options outstanding with a weighted average exercise price of $8.21.
     The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $71.5 million and $30.8 million, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the quarter, which was $8.25 per share as of March 31, 2006, and the exercise price multiplied by the number of applicable options. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005, was $2.7 million and $1.0 million, respectively.
NOTE 11 — GUARANTEES
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
NOTE 12 — LITIGATION
     In June 2003, a lawsuit was filed against the Company and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” Friskit seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed its answer and a counterclaim against Friskit challenging the validity of the patents at issue. The trial court has also granted the Company’s motion to transfer the action to the Northern District of California. The Company disputes Friskit’s allegations in this action and intends to vigorously defend itself.
     In July 2002, a lawsuit was filed against the Company in federal court in Boston, Massachusetts by Ethos Technologies, Inc. (Ethos), alleging that the Company willfully infringes certain patents relating to “the downloading of data from a server computer to a client computer.” In April 2006, following a trial in the U.S. District Court for the District of Massachusetts, a jury rendered a unanimous verdict finding that the Company does not infringe on any of the patent claims asserted by Ethos.

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
NOTE 13 — SUBSEQUENT EVENT
     In April 2006, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to an aggregate of $100.0 million of its outstanding common stock. The repurchases may be made from time to time, depending on market conditions, share price and other factors. Repurchases may be made in the open market or through private transactions, in accordance with Securities and Exchange Commission requirements. The Company may enter into a Rule 10(b)5-1 plan designed to facilitate the repurchase of the authorized repurchase amount. In addition, the repurchase program does not require the Company to acquire a specific number of shares and may be terminated under certain conditions.

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
     Over the last several years, we have focused on the development of our consumer businesses through both internal initiatives and strategic acquisitions of businesses and technologies. These efforts have resulted in increases in the number of subscribers to our music and games subscription offerings and increased sales of our digital music and games content. This shift in focus and the increases in subscribers and sales of digital media content have resulted in a significantly higher percentage of our total revenue arising from our consumer businesses. Our Consumer Products and Services segment accounted for approximately 86% and 84% of our total revenue during the quarters ended March 31, 2006 and 2005, respectively. In addition, we have increased our focus on our “free-to-consumer” products and services, such as Rhapsody 25, our Rhapsody.com website and our RealArcade game service, which generate advertising revenue and are designed to increase the exposure of our paid digital music and games products and services to consumers.
     Our Technology Products and Solutions revenue declined in the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. We believe that the reduction in sales in our Technology Products and Solutions segment in 2006, and in recent periods generally, was caused primarily by Microsoft’s practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products. In response to these business practices, we filed suit against Microsoft in the U.S. District Court for the Northern District of California in 2003, pursuant to U.S. and California antitrust laws, seeking monetary and injunctive relief for these violations. In October 2005, we entered into a Settlement Agreement with Microsoft resolving all of our antitrust disputes worldwide.
     In the quarter ended March 31, 2006, we recorded the highest total quarterly revenue in our history largely due to the significant growth in our Consumer Products and Services segment. This growth, as compared to the same quarter in 2005, was driven primarily by our focus on direct marketing programs for our consumer businesses, increased revenue from our distribution of third party products and increased sales of games, including increased sales resulting from our acquisitions of Mr. Goodliving and Zylom. Although our total revenue for the quarter ended March 31, 2006 grew approximately 13% over the quarter ended March 31, 2005, our quarterly sequential revenue growth rate has fluctuated in recent periods.
     In October 2005, we entered into an agreement to settle all of our antitrust disputes worldwide with Microsoft. Upon settlement of the legal disputes, we also entered into two commercial agreements with Microsoft that provide for collaboration in digital music and casual games. The remaining contractual payments to be made by Microsoft to us over the remaining term of the commercial agreements, or through 2007, are approximately $243.0 million in cash and services in support of our music and games businesses. Microsoft can earn credits at pre-determined market rates for music subscribers and users delivered to us through its MSN network during the contract period which will be netted against the quarterly contractual payments in the music agreement. We received a payment of approximately $40.0 million during the quarter ended March 31, 2006.
     We manage our business, and correspondingly report revenue, based on our two operating segments: Consumer Products and Services and Technology Products and Solutions.
•	Consumer Products and Services primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass; sales and distribution of third party software and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising.

•	Technology Products and Solutions includes revenue from: sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services; and consulting services we offer to our customers.
Critical Accounting Policies and Estimates
     The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Our critical accounting policies and estimates are as follows:
•	Revenue recognition;

•	Estimating music publishing rights and music royalty accruals;

•	Stock-based compensation;

•	Estimating sales returns and the allowance for doubtful accounts;

•	Estimating losses on excess office facilities;

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;

•	Valuation of goodwill;

•	Accounting for income taxes; and

•	Determining the loss on a purchase commitment
     Revenue Recognition. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.
     We recognize revenue in accordance with the following authoritative literature: Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104); Emerging Issues Task Force (EITF) 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21); Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2); SOP 98-9 “Software Revenue Recognition with Respect to Certain Arrangements” (SOP 98-9); SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1); and EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19). In general, we recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the products or services have been delivered and collectibility of the resulting receivable is reasonably assured.
     Consumer subscription products are paid in advance, typically for monthly, quarterly or annual periods. Subscription revenue is recognized ratably over the related subscription period. Revenue from sales of downloaded individual tracks, albums and individual games are recognized at the time the music or game is made available, digitally, to the end user.
     We have arrangements whereby customers pay one price for multiple products and services. In some cases, these arrangements involve a combination of software and services. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units in accordance with EITF 00-21. In the event that there is no objective and reliable evidence of fair value of the delivered items, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. Management applies significant judgment in establishing the fair value of multiple elements within revenue arrangements.
     We recognize revenue on a gross or net basis, in accordance with EITF 99-19. In most arrangements, we contract directly with our end user customers, are the primary obligor and carry all collectibility risk. Revenue in these arrangements is recorded on a gross basis. In some cases, we utilize third party distributors to sell products or services directly to end user customers and carry no collectibility risk. In those instances, in accordance with EITF 99-19, we report the revenue on a net basis.
     We recognize revenue in connection with our software products pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. If we provide consulting services that are considered essential to the functionality of the software products, both the software product revenue and services revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1. Revenue from these arrangements is recognized under the percentage of completion method based on the ratio of direct labor hours incurred to total projected labor hours. Revenue from software license agreements with original equipment manufacturers (OEM) is recognized when the OEM delivers its product incorporating our software to the end user.
     Revenue generated from advertising appearing on our websites and from advertising included in our products is recognized as revenue as the delivery of the advertising occurs.
     Music Publishing Rights and Music Royalty Accruals. We must make estimates of amounts owed related to our music publishing rights and music royalties owed for our domestic and international music services. Material differences may result in the amount and timing of our expense for any period if our management made different judgments or utilized different estimates. Under copyright law, we may be required to pay licensing fees for digital sound recordings and compositions we deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to the current or historic sales of our digital music offerings. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While our management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.
     Stock-Based Compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards, “Share-Based Payment” (SFAS 123R). Under the provisions of SFAS 123R, which we adopted as of January 1, 2006, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period, which is the vesting period. The Black-Scholes model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from the amounts recorded in our condensed consolidated statement of operations. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Prior to the adoption of SFAS 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 (APB 25). Under APB 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.
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
     Accrued Loss On Excess Office Facilities. We have made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities could be significantly different from that recorded, which could have a material impact on our operating results. We have revised our original estimate four times in the last four years, increasing the accrual for loss on excess office facilities each time. The first two revisions were the result of changes in the market for commercial real estate where we operate. The third revision, which took place in 2003, was the result of adding an additional tenant at a sublease rate lower than the rate used in previous estimates. The fourth revision, which took place during the quarter ended March 31, 2006, was the result of the incremental increases in the building operating expenses being greater than the amounts that are not expected to be recovered under the terms of the related sublease agreements. The significant factors we considered in making our estimates are discussed in the section entitled “Loss on Excess Office Facilities.”

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
     In 2005, we reduced our valuation allowance by $220 million, as we determined at year-end that it is more likely than not that the results of our future operations, as a result of the settlement with Microsoft, will generate sufficient taxable income to realize certain of our deferred tax assets. As of March 31, 2006, we continue to have a valuation allowance of $36.7 million relating primarily to net operating losses that are restricted under Internal Revenue Code Section 382, and losses not yet realized for tax purposes on certain equity investments.

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
Revenue by Segment
     We operate our business in two segments: Consumer Products and Services and Technology Products and Solutions.

	Quarters Ended March 31,
	2006	2005	Change
	(Dollars in thousands)
Consumer Products and Services	$74,811	$64,206	17%
Technology Products and Solutions	11,791	12,366	(5)

Total net revenue	$86,602	$76,572	13%

	Quarters Ended March 31,
	2006	2005
	(As a percentage of total net revenue)
Consumer Products and Services	86%	84%
Technology Products and Solutions	14	16

Total net revenue	100%	100%
     Consumer Products and Services. Consumer Products and Services primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass and stand-alone subscriptions; sales and distribution of third party software and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased. Consumer Products and Services revenue increased in the quarter ended March 31, 2006 primarily due to increased revenue from: (1) growth in subscribers and related revenue for our subscription services, including Rhapsody and GamePass; (2) increased sales of individual PC-based and mobile games, including increased sales resulting from our acquisitions of Mr. Goodliving and Zylom; (3) increased distribution of third party products; and (4) increased sales of individual tracks through our Rhapsody music subscription services and our RealPlayer music store. Additional factors contributing to the increase are discussed below in the sections included within Consumer Products and Services revenue. We believe the growth in our music and games subscription services is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements and increasing consumer acceptance and adoption of digital media products and services. While revenue related to our digital media subscription services has increased on a year-over-year basis, the rate of growth has fluctuated on a quarterly basis. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate digital media subscription service revenue will grow, if at all, or the nature or potential impact of anticipated competition.
     Technology Products and Solutions. Technology Products and Solutions primarily includes revenue from: sales of media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through OEM channels; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services; and consulting services we offer to our customers. These products and services are primarily sold to corporate, educational and governmental customers. Technology Products and Solutions revenue decreased in the quarter ended March 31, 2006 due primarily to a decrease in the revenue recognized related to the expiration of a legacy system software agreement and a decrease in sales of certain of our system software products. This decrease was partially offset by an increase in revenue from the licensing of custom versions of our software. We believe that sales of certain of our business software products were substantially affected by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products. No assurance can be given when, or if, we will experience increased sales of our Technology Products and Solutions to customers in these markets.

Consumer Products and Services Revenue
     A further analysis of our Consumer Products and Services revenue is as follows:

	Quarters Ended March 31,
	2006	2005	Change
	(Dollars in thousands)
Music	$28,918	$22,883	26%
RealPlayer, related consumer products and other	27,277	29,134	(6)
Games	18,616	12,189	53

Total Consumer Products and Services revenue	$74,811	$64,206	17%

     Music. Music revenue primarily includes revenue from our Rhapsody and RadioPass subscription services, sales of digital music content through our Rhapsody service and our RealPlayer music store, and advertising from our music websites. The increase in Music revenue during the quarter ended March 31, 2006 is due primarily to an increase in revenue from: (1) growth in subscribers to our Rhapsody subscription service; (2) the online sale of individual tracks through our Rhapsody subscription service and through our RealPlayer Music Store; and (3) the distribution of our radio products through broadband service providers. These increases were partially offset by a decrease in revenue associated with our RadioPass subscription service. We believe the growth of our Music revenue during 2006 is due primarily to the broader acceptance of paid online music services and increased focus of our marketing efforts on our music offerings.
     RealPlayer, Related Consumer Products and Other. RealPlayer, related consumer products and other revenue primarily includes revenue from; our SuperPass and stand-alone premium video subscription services; RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to our Games and Music businesses. The decrease in revenue in the quarter ended March 31, 2006 is due primarily to the decrease in revenue from: (1) our SuperPass subscription service, resulting from a decrease in subscribers; (2) stand-alone subscription services; and (3) certain of our premium and third party consumer license products. These decreases were partially offset by an increase in revenue from the increased distribution of certain third-party products. The decreases are due primarily to a shift in our marketing and promotional efforts towards our music and games subscription services, which we believe represent a greater growth opportunity for us.
     Games. Games revenue primarily includes revenue from: the sale of individual games through our RealArcade service and our GameHouse, Mr. Goodliving and Zylom websites; our GamePass subscription service; and advertising through RealArcade and our games related websites. The increase in Games revenue during the quarter ended March 31, 2006 is due primarily to an increase in revenue from: (1) increased sales of individual games through our RealArcade service and our websites; (2) sales from Zylom (subsequent to our acquisition of Zylom in January 2006); (3) growth in subscribers to our GamePass subscription service; and (4) increased revenue from the sale of games for mobile phones, primarily through our Mr. Goodliving product offerings (subsequent to our acquisition of Mr. Goodliving in May 2005). Additionally, we believe the growth in our Games revenue is due to the increased focus of our marketing efforts on our Games business and the addition of new game titles to our RealArcade and GamePass offerings.
Geographic Revenue

	Quarters Ended March 31,
	2006	2005	Change
	(Dollars in thousands)
United States	$65,700	$57,757	14%
Europe	13,905	11,005	26
Rest of the world	6,997	7,810	(10)

Total net revenue	$86,602	$76,572	13%

     Revenue generated in the United States increased for the quarter ended March 31, 2006 primarily due to the growth of our Music and Games businesses and increased revenue from distribution of third party products. See Consumer Products and Services Revenue — Games and — Music above for further discussion of the changes.
     International revenue increased for the quarter ended March 31, 2006 primarily due to the continued growth of our games business internationally, due primarily to revenue from our Mr. Goodliving and Zylom product offerings, subsequent to our acquisitions in May 2005 and January 2006, respectively. This increase was partially offset by a decrease in subscribers and the related revenue to our SuperPass subscription service. International revenue decreased as a percentage of overall revenue from 25% to 24% principally due to the growth of our overall U.S. consumer business, which resulted in our U.S. revenue growing at a faster rate than our International revenue.

Revenue
     In accordance with SEC regulations, we also present our revenue based on License Fees and Service Revenue as set forth below.

	Quarters Ended March 31,
	2006	2005	Change
	(Dollars in thousands)
License fees	$22,636	$20,632	10%
Service revenue	63,966	55,940	14

Total net revenue	$86,602	$76,572	13%

	Quarters Ended March 31,
	2006	2005
	(As a percentage of total net revenue)
License fees	26%	27%
Service revenue	74	73

Total net revenue	100%	100%
     License Fees. License fees primarily includes revenue from: sales of content such as game downloads and digital music tracks; sales of our media delivery system software; sales of premium versions of our RealPlayer Plus and related products; and sales of third-party products. License fees include revenue from both our Consumer Products and Services and Technology Products and Solutions segments. The increase in license fees in the quarter ended March 31, 2006 was primarily due to an increase in revenue from: (1) the sale of individual games through our RealArcade service and our websites, including Zylom (which we acquired January 2006); (2) the online sale of individual tracks through our Rhapsody music subscription service and our RealPlayer Music Store; and (3) the sale of individual games for mobile phones, primarily through our Mr. Goodliving product offerings (subsequent to our acquisition of Mr. Goodliving in May 2005). These increases were partially offset by a decrease in revenue related to the expiration of a legacy system software agreement in July 2005 and a decrease in sales of our system software. See “Revenue by Segment — Consumer Products and Services” and “Revenue by Segment — Technology Products and Solutions” above for further explanation of changes.
     Service Revenue. Service revenue primarily includes revenue from: digital media subscription services such as SuperPass, Rhapsody, RadioPass, GamePass and stand-alone subscriptions; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting and consulting services that we offer to our customers; distribution of third party software; and advertising. Service revenue includes revenue from both our Consumer Products and Services and Technology Products and Solutions segments. The increase in service revenue in the quarter ended March 31, 2006 was primarily attributable to an increase in revenue from: (1) the growth in subscribers to certain of our music and games subscription services; (2) increases in the distribution of certain third party products,; (3) consulting services provided to certain of our corporate customers; and (4) growth in revenue related to advertising through our websites. These increases were partially offset by a decrease in revenue related to: (1) the decrease in subscribers to our SuperPass subscription service; and (2) sales of stand-alone subscription services. Our subscription services accounted for approximately $47.8 million and $44.4 million of service revenue during quarters ended March 31, 2006 and 2005, respectively. The increases in subscription revenue are explained in more detail in “Revenue by Segment — Consumer Products and Services” above.
Deferred Revenue
     Deferred revenue is comprised of the unrecognized revenue related to unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Deferred revenue at March 31, 2006 was $26.1 million compared to $25.3 million at December 31, 2005. The increase in deferred revenue was primarily due to a prepayment received under a software agreement. This increase was partially offset by a decrease in the aggregate subscribers and the related prepayments for our SuperPass subscription service and an overall decrease in prepayment receipts related to certain of our Technology Products and Solutions customers. The slower rate of prepayment receipts has been largely due to the decrease in new contracts in our Technology Products and Solutions business segment in recent periods, which historically represented a significant portion of deferred revenue. We believe the decrease in new contracts in our Business Products and Services business segment results primarily from the conditions described in “Revenue by Segment — Technology Products and Solutions” above.

Cost of Revenue by Segment

	Quarters Ended March 31,
	2006	2005	Change
	(Dollars in thousands)
Consumer Products and Services	$24,750	$22,563	10%
Technology Products and Solutions	2,003	2,174	(8)

Total cost of revenue	$26,753	$24,737	8%

As a percentage of total net revenue	31%	32%
     Cost of Consumer Products and Services. Cost of Consumer Products and Services revenue includes cost of content, and delivery of the content included in our digital media subscription service offerings, royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment and support services. Cost of Consumer Products and Services revenue increased in dollars and decreased as a percentage of Consumer Products and Services revenue from 35% to 33%. The increase in costs resulted primarily from increases related to content costs associated with our music subscription services and an increase in licensing costs associated with the online sale of individual tracks. The decrease, in terms of percentage of revenue was primarily due to: (1) the renegotiation of certain content agreements with more favorable financial terms; (2) the discontinuation of certain content; and (3) lower royalties related to third party subscriptions due to the decrease in the related revenue. The decrease was partially offset by increases related to content costs associated with our music subscription services and an increase in licensing costs associated with the online sale of individual tracks.
     Cost of Technology Products and Solutions. Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to third-party vendors for order fulfillment, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of Technology Products and Solutions revenue for the quarter ended March 31, 2006 was consistent, as a percentage of Technology Products and Solutions revenue as well as in dollars, with the same period in 2005.
Cost of Revenue

	Quarters Ended March 31,
	2006	2005	Change
	(Dollars in thousands)
License fees	$9,861	$8,334	18%
Service revenue	16,892	16,403	3

Total cost of revenue	$26,753	$24,737	8%

As a percentage of total net revenue	31%	32%
     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees for the quarter ended March 31, 2006 increased as a percentage of license fees revenue, from 40% to 44%, and in total costs. The increases were primarily due to increased licensing costs associated with the online sale of individual songs through our Rhapsody subscription service and our RealPlayer Music Store.
     Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of service revenue for the quarter ended March 31, 2006 increased in dollars but decreased as a percentage of service revenue from 29% to 26%. The increase in dollars was primarily the result of increased costs of content included in our Rhapsody and RadioPass subscription services. The decrease as a percentage of revenue was due primarily to the renegotiation of certain content agreements and the discontinuation of certain content offerings related to our SuperPass subscription service. This decrease was partially offset by an increase in costs of content included in our digital media subscription services, primarily Rhapsody due to an increase in paying subscribers.
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

Operating Expenses
Research and Development

	Quarters Ended March 31,
	2006	2005	Change
	(Dollars in thousands)
Research and development	$18,099	$13,706	32%
As a percentage of total net revenue	21%	18%
     Research and development expenses consist primarily of salaries and related personnel costs, expense associated with stock option awards and employee purchases of stock through our employee stock purchase plan (ESPP) and consulting fees associated with product development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development expenses increased in the quarter ended March 31, 2006 in dollars and as a percentage of total net revenue, primarily due to: (1) increases in headcount and the related expenses, partially attributable to our acquisitions of Mr. Goodliving and Zylom; and (2) expenses associated with stock option awards and stock purchased through our ESPP program due to our adoption of SFAS 123R during the quarter ended March 31, 2006.
Sales and Marketing

	Quarters Ended March 31,
	2006	2005	Change
	(Dollars in thousands)
Sales and marketing	$36,083	$28,020	29%
As a percentage of total net revenue	42%	37%
     Sales and marketing expenses consist primarily of salaries and related personnel costs, expense associated with stock option awards and employee purchases of stock through our ESPP, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expense increased in the quarter ended March 31, 2006 in dollars and as a percentage of total net revenue primarily due to: (1) increased advertising costs, including costs associated with our ongoing direct marketing programs; (2) expenses associated with stock option awards and stock purchased through our ESPP due to our adoption of SFAS 123R during the quarter ended March 31, 2006; and (3) increases in sales and marketing personnel and the related costs in order to support the continued growth in our Consumer Products and Services business and from our acquisitions of Mr Goodliving and Zylom. We expect that our sales and marketing expenses will increase as we continue to grow our consumer businesses and as we continue to shift the focus of our marketing efforts to our Consumer Products and Services businesses.
General and Administrative

	Quarters Ended March 31,
	2006	2005	Change
	(Dollars in thousands)
General and administrative	$13,226	$6,166	114%
As a percentage of total net revenue	15%	8%
     General and administrative expenses consist primarily of salaries and related personnel costs, expense associated with stock option awards and employee purchases of stock through our ESPP, charitable contributions, fees for professional, temporary services and contractor costs and other general corporate costs. General and administrative expenses increased in the quarter ended March 31, 2006 in dollars and as a percentage of total net revenue primarily due to an increase in expenses associated with: (1) increased headcount and the related costs, including incentive compensation; (2) charitable contributions resulting from our position of donating 5% of our annual net income to charity; (3) the expense associated with stock option awards and stock purchased through our ESPP due to our adoption of SFAS 123R during the quarter ended March 31, 2006; and (4) increased litigation defense costs (not including antitrust litigation expenses).

Antitrust Litigation Expenses (Benefit), Net
     Antitrust litigation expenses (benefit), net of ($39.8) million and $3.7 million in the quarters ended March 31, 2006 and 2005, respectively, consist of legal fees, personnel costs, communications, equipment, technology and other professional services costs incurred directly attributable to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union, net of payments received from Microsoft. On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the United States litigation. In the quarter ended March 31, 2006, the amounts for antitrust litigation expenses (benefit), net reflected the impact of a $40.0 million payment received under the settlement and commercial agreements with Microsoft. Only the benefit and costs that are directly attributable to these antitrust complaints are included in antitrust litigation expenses (benefit), net.
Other Income (Expense), Net

	Quarters Ended March 31,
	2006	2005	Change
	(Dollars in thousands)
Interest income, net	$7,979	$2,016	296%
Equity in net losses of MusicNet	—	(1,066)	n/a
Other, net	117	(191)	161

Other income, net	$8,096	$759	967%

     Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, which are net of interest expense due to the amortization of offering costs related to our convertible debt, equity in net loss of MusicNet, Inc. (“MusicNet”) and impairment of certain equity investments. Other income (expense), net increased in the quarter ended March 31, 2006 primarily due to an increase in interest income resulting from our overall higher investment balances and a general increase in our effective interest rates as compared to the quarter ended March 31, 2005.
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
     We recorded in our statement of operations our equity share of MusicNet’s net loss through the date of disposition, which was $1.1 million for the quarter ended March 31, 2005. No amounts were recorded for the quarter ended March 31, 2006. For purposes of calculating our equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses we recorded represented approximately 36.1% of MusicNet’s net losses through the date of disposition in 2005. We did not hold an ownership interest in MusicNet during 2006.
     We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of several companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances at March 31, 2006, we determined that there were no other-than-temporary declines in fair value for the quarter then ended.
     As of March 31, 2006, we owned marketable equity securities of J-Stream, a Japanese digital media services company. We own approximately 10.6% of the outstanding shares and this investment is accounted for as an available-for-sale security. The market value of these shares has significantly increased from our original cost of approximately $0.9 million, resulting in a carrying value of $31.1 million and $43.4 million at March 31, 2006 and December 31, 2005, respectively. The increase over our cost basis, net of tax effects is $21.1 million and $28.9 million at March 31, 2006 and December 31, 2005, respectively, and is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited and the share price is volatile. Although the carrying value of our investment in J-Stream was approximately $31.1 million at March 31, 2006, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.
Income Taxes
     During the quarters ended March 31, 2006 and 2005, we recognized income tax expense of $14.8 million and $0.1 million, respectively, related to U.S. and foreign income taxes. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. In 2005, we reduced our valuation allowance by $220 million, as we determined at year-end that it is more likely than not that the results of our future operations, as a result of the settlement with Microsoft, will generate sufficient taxable income to realize certain of our deferred tax assets. As of March 31, 2006, we continue to have a valuation allowance of $36.7 million relating primarily to net operating losses that are restricted under Internal Revenue Code Section 382, and losses not yet realized for tax purposes on certain equity investments. We estimate that our effective tax rate for fiscal year 2006 will be approximately 37%.
Liquidity and Capital Resources
     Net cash used in operating activities was $2.0 million for the quarter ended March 31, 2006 and net cash provided by operating activities was $7.9 million for the quarter ended March 31, 2005. Net cash used in operating activities in 2006 was primarily the result of net income of $24.9 million and non-cash expenses including depreciation and amortization of $4.3 million, deferred taxes of $12.9 million and stock-based compensation of $3.6 million. These non-cash expenses were offset by: (1) a net decrease in certain operating assets and liabilities of $47.1 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period, which includes an increase in deferred revenue of $0.8 million; and (2) payments related to the accrued loss on excess office facilities and content agreement of $0.7 million. Net cash provided by operating activities in 2005 was primarily the result of: (1) net income of $0.8 million; (2) a net increase in certain operating assets and liabilities of $4.1 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period, which includes a decrease in deferred revenue of $2.1 million; (3) depreciation and amortization of $3.6 million; and (4) equity in net losses of MusicNet of $1.1 million.
     Net cash used in investing activities was $13.1 million in the quarter ended March 31, 2006 and net cash provided by investing activities was $1.0 million for the quarter ended March 31, 2005. Net cash used in investing activities in 2006 was primarily due to cash payments related to our acquisition of Zylom, net purchases of short-term investments and purchases of equipment and leasehold improvements. Net cash provided by investing activities in 2005 was primarily due to net sales and maturities of short-term investments offset primarily by purchases of equipment and leasehold improvements, intangible assets and purchases of cost-based investments.
     Net cash used in financing activities was $69.4 million in the quarter ended March 31, 2006 and net cash provided by financing activities was $1.5 million in the quarter ended March 31, 2005. Net cash used in financing activities during 2006 was due to repurchases of our common stock, which was partially offset by the proceeds from the exercise of stock options. Net cash provided by financing activities in 2005 was due to proceeds from the exercise of stock options.
     In November 2005, our Board of Directors authorized a share repurchase program for the repurchase of up to an aggregate of $100 million of our outstanding common stock. The repurchases could be made from time to time, depending on market conditions, share price and other factors. Repurchases may be made in the open market or through private transactions, in accordance with Securities and Exchange Commission requirements. We entered into a Rule 10(b)5-1 plan designed to facilitate the repurchase of the authorized repurchase amount. In addition, the repurchase program did not require RealNetworks to acquire a specific number of shares and may be terminated under certain conditions. During the quarter ended March 31, 2006, we repurchased approximately 9.5 million shares for an aggregate value of approximately $77.0 million at an average cost of $8.09 per share. From the inception of the November 2005 repurchase program through March 31, 2006, we had repurchased 12.4 million shares for an aggregate value of $100.4 million at an average price of $8.11 per share under the November 2005 program. As of March 31, 2006, we had repurchased all authorized amounts under the November 2005 repurchase program.
     In April 2006, our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100 million of our outstanding common stock. We currently intend to continue our stock repurchase program depending on market conditions and other factors until we reach the $100 million limit authorized by our Board of Directors, which will be a further use of cash.
     We currently have no planned significant capital expenditures for the remainder of 2006 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.
     At March 31, 2006, we had approximately $718.5 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
     We conduct our operations in ten primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar and the Korean won. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. For foreign currency exposures we do hedge, these transactions do not meet the criteria for hedge accounting under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in yen, euros (for Germany and France), pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in either of the quarters ended March 31, 2006 and 2005.
Off-Balance Sheet Agreements
     Our only significant off-balance sheet arrangements relate to operating lease obligations for office facility leases and other contractual obligations related primarily to minimum contractual payments due to content and other service providers.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In June 2003, a lawsuit was filed against us and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of our and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” Friskit seeks to enjoin us from the alleged infringing activity and to recover treble damages from the alleged infringement. We have filed our answer and a counterclaim against Friskit challenging the validity of the patents at issue. The trial court has also granted our motion to transfer the action to the Northern District of California. We dispute Friskit’s allegations in this action and intends to vigorously defend ourself.
     In July 2002, a lawsuit was filed against us in federal court in Boston, Massachusetts by Ethos Technologies, Inc. (Ethos), alleging that we willfully infringe certain patents relating to “the downloading of data from a server computer to a client computer.” In April 2006, following a trial in the U.S. District Court for the District of Massachusetts, a jury rendered a unanimous verdict finding that we do not infringe on any of the patent claims asserted by Ethos.
     In August 2005, a lawsuit was filed against us in the U.S. District Court for the District of Maryland by Ho Keung Tse, an individual residing in Hong Kong. The suit alleges that certain of our products and services infringe the plaintiff’s patent relating to “the distribution of digital files, including sound tracks, music, video and executable software in a manner which restricts unauthorized use.” The plaintiff seeks to enjoin us from the allegedly infringing activity and to recover treble damages for the alleged infringement. In October 2005, our co-defendant moved to transfer the lawsuit from the District of Maryland to the Northern District of California. We dispute the plaintiff’s allegations in the action and intends to vigorously defend ourself.
     From time to time we are, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force us to spend significant financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will have, individually or taken together, a material adverse effect on our business, prospects, financial condition or results of operations. However, we may incur substantial expenses in defending against third party claims and certain pending claims are moving closer to trial. We expect that our potential costs of defending these claims may increase as the disputes move into the trial phase of the proceedings. In the event of a determination adverse to us, we may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on our financial position and results of operations.
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
     Our Consumer Products and Services segment in the first quarter of 2006 represented approximately 86% of our total revenue. These consumer businesses compete in new and rapidly evolving markets and face substantial competitive threats. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by businesses in new and fiercely competitive markets. Our Consumer Products and Services revenue and subscriber and user base have grown substantially in the past two years and it is unlikely that we will be able to sustain our recent growth rates.

Our online consumer businesses have generally lower margins than our traditional software license business.
     The gross margin for our Consumer Products and Services segment is lower than the gross margins in our Technology Products and Solutions segment. The cost of third party content, in particular, is a substantial percentage of net revenue and is unlikely to decrease significantly over time as a percentage of net revenue. Our Consumer Products and Services businesses now represent a substantial majority of our revenue and include our music subscriptions and sales, video subscription services and games subscription and sales as well as advertising revenue across our web properties. If our Consumer Products and Services revenue continues to grow as a percentage of our overall revenue, our margins may further decrease which may affect our ability to sustain profitability. We are also increasingly acquiring music subscribers through wholesale relationships with broadband service providers and other distribution partners, such as our agreement with Comcast for the distribution of our radio products. Our gross margins could be negatively impacted if usage of our radio products by these subscribers significantly exceeds our forecasts.
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
     Our operating results could be adversely impacted by subscriber churn. Internet subscription businesses are a relatively new media delivery model and we cannot predict with accuracy our long-term ability to retain subscribers or add new subscribers. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared to competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. In addition, the costs of marketing and promotional activities necessary to add new subscribers and the costs of obtaining content that customers desire may adversely impact our margins and operating results. In recent periods, we have seen an increase in the number of gross customer cancellations attributable to our subscription services due in part to our increasingly large subscriber base. We are also increasingly acquiring music subscribers through alternative marketing channels, including direct marketing and third party distribution. We believe that subscribers obtained through these channels are likely to have higher cancellation rates.
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
We may not be successful in maintaining and growing our distribution of digital media products.
     We cannot predict whether consumers will adopt or maintain our media digital media, especially in light of the fact that Microsoft bundles its competing Windows Media Player with its Windows operating system. Our inability to maintain continued high volume distribution of our digital media products could hold back the growth and development of related revenue streams from these market segments, including the distribution of third products and our digital music content and therefore could harm the prospects for our business.

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
Risks Related to Our Technology Products and Solutions Business
Our system software business has been negatively impacted by the effects of our competitors and our recent settlement agreement with Microsoft may not improve our sales of our system software products.
     We believe that our system software sales have been negatively impacted primarily by the competitive effects of Microsoft, which markets and often bundles its competing technology with its market leading operating systems and server software. In December 2003, we filed suit against Microsoft in U.S. District Court to redress what we believed were illegal, anticompetitive practices by Microsoft. In October 2005, we entered into a settlement agreement with Microsoft regarding these claims and we also entered into two commercial agreements related to our digital music and casual games businesses. Although the settlement agreement contains a substantial cash payment to us and a series of technology agreements between the two companies, Microsoft will continue to be an aggressive competitor with our systems software business. We cannot be sure if the parts of the settlement agreement designed to limit Microsoft’s ability to leverage its market power will be effective and we cannot predict when, or if, we will experience increased demand for our system software products.
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
Our recently issued “Click-to-Stream” patent and our other patents may not improve our business prospects.
     We recently announced that we have been granted a fundamental patent for streaming media technology and applications. The patent (known as “Click-to-Stream”) covers the core methods used when consumers select links to stream audio-visual media via web browsers and other media players. Our primary strategy is to use our patent portfolio, including the Click-to-Stream patent, to increase licensing and usage of our Helix products. We do not know if the Click-to-Stream patent or any of our other patents will ultimately be deemed enforceable, valid or infringed. Accordingly, we cannot predict whether our patent strategy will be successful or will improve our financial results. Moreover, we may be forced to litigate to determine the validity and scope of our patents, including the Click–to-Stream patent. Any such litigation could be costly and may not achieve the desired results.
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
     With the exception of 2005, we have incurred losses in every year since our inception. Our profit in 2005 was primarily related to cash payments from Microsoft related to our antitrust litigation settlement and commercial agreements. Due to our cost structure, we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future.
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
     In 2003, we filed suit against Microsoft Corporation in the U.S. District Court for the Northern District of California, alleging that Microsoft violated U.S. and California antitrust laws. In our lawsuit, we alleged that Microsoft had illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. In October 2005, we entered into a settlement agreement with Microsoft regarding these claims and we also entered into two commercial agreements with Microsoft related to our digital music and casual games businesses. The settlement agreement consists of a series of substantial cash payments to us and a series of technology agreements between the two companies. We cannot be sure that we will be able to apply the proceeds of the settlement in a way that will improve our operating results or otherwise increase the value of our shareholders’ investments in our stock. Under the music and games agreements, Microsoft is scheduled to pay us approximately $243 million over the next four quarters. Microsoft can earn credits at pre-determined market rates for subscribers and users delivered to us through marketing and promotional efforts of its MSN network of websites, which will be applied against the quarterly contractual payments in the music agreement. The rate at which Microsoft may deliver subscribers and users to us and the rate at which Microsoft may earn the related credits is unpredictable and we do not know whether these agreements will have a substantial impact on our music and games businesses. In addition, our music and games agreements are fixed-term arrangements that require joint collaborative efforts to be successful and may not result in a sustainable favorable impact on our business or financial results during or beyond the term of the agreements.
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
     Microsoft is one of our principal competitors in the development and distribution of digital media and media distribution technology. Microsoft’s market power in related markets such as personal computer operating systems, office software suites and web browser software gives it unique advantages in the digital media markets. Despite our settlement of our antitrust litigation with Microsoft, we expect that Microsoft will continue to compete vigorously in the digital media markets in the future. Microsoft’s dominant position in certain parts of the computer and software markets, and its aggressive activities have had, and in the future will likely continue to have, adverse effects on our business and operating results.
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
     Our two most recent acquisitions, Mr. Goodliving and Zylom, are based in Finland and the Netherlands, respectively. These acquisitions represent our first attempts at acquiring and integrating businesses abroad. We have no prior experience in managing businesses in these countries and in certain cases we will have to adjust our operating procedures to conform to local cultural and legal issues, many of which are unfamiliar to us. No assurance can be made that we will be able to successfully manage businesses in these countries.
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
We account for employee stock options using the fair value method, which may significantly reduce our results of operations.
     On January 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 – revised 2004, “Share Based Payment” (SFAS 123R), which requires a company to recognize, as an expense, the fair value of stock options and other stock-based compensation. We are required to record an expense for our stock-based compensation plans using the fair value method as described in SFAS 123R, which results in the recognition of significant and ongoing accounting charges, for which we recorded an expense of $3.6 million for the quarter ended March 31, 2006 in our condensed consolidated statement of operations related to our stock-based compensation plans. Stock options are also a key part of the compensation packages that we offer our employees. If we are forced to curtail our broad-based option program due to these additional charges, it may become more difficult for us to attract and retain employees.
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
     The trading price of our common stock has been highly volatile. For example, during the 52-week period ended March 31, 2006, the price of our common stock ranged from $9.08 to $4.65 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, changes in financial estimates, recommendations by securities analysts, changes in the competitive environment, as well as any of the other risk factors described above.
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

Special Note Regarding Forward-Looking Statements
     We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:
•	the impact of our acquisition of Zylom on our position in the European games market;

•	increasing competition to our video content services;

•	future competitive activities of Microsoft in the overall market for digital media and media distribution products and services;

•	anticipated increased cancellation rates of subscribers to our internet subscription services who we obtain through alternative marketing channels;

•	increasing competition to our online music services from media companies, online retailers and Internet portals;

•	increasing competition to our online game distribution business;

•	the growth of our business in China;

•	slowing sequential revenue growth in 2006 of our Consumer Products and Services;

•	the impact on our gross margins if revenue from our digital media subscription services continues to grow as a percentage of our net revenue;

•	the increase of our sales and marketing expenses in dollars and as a percentage of total net revenue as we grow our consumer business and shift our marketing efforts to consumer products and services;

•	our future activities under our stock repurchase programs;

•	future capital needs and expenditures;

•	the future impact of a sudden change in market interest rates on our operating results and cash flows; and

•	the impact and duration of current litigation in which we are involved.
     You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q.
     We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q could materially and adversely affect our business, financial condition and operating results. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality securities as specified in our investment policy guidelines. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a falling rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There has been no material change in our investment methodology regarding our cash equivalents and short-term investments in 2006, and as such, the descriptions under the captions “Interest Rate Risk” remain unchanged from those included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Investment Risk. As of March 31, 2006, we had investments in voting capital stock of both publicly- and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly-traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Equity price fluctuations of plus or minus 10% of prices at March 31, 2006 would have had an impact of approximately $3.1 million on the value of our investments in publicly-traded companies at March 31, 2006, related primarily to our investment in J-Stream, a publicly-traded Japanese company.
     Foreign Currency Risk. International revenue accounted for approximately 24% of total net revenue for the quarter ended March 31, 2006. Our international subsidiaries incur most of their expenses in their respective local currencies. Accordingly, all foreign subsidiaries use their local currency as their functional currency.
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
     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters ended March 31, 2006 and 2005.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and

Exchange Commission rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Between January 1, 2006 and March 31, 2006, the Company has issued and sold unregistered securities as follows:
(1)	On March 31, 2006, the Company issued an aggregate of 3,514 shares of Common Stock to three non-employee directors as compensation for board service during the first quarter of 2006 pursuant to the RealNetworks, Inc. Director Compensation Stock Plan. The aggregate value of the shares was approximately $28,991. The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.
     (b) Not applicable
     (c) Issuer Purchases of Equity Securities (in thousands, except per share amounts)

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid Per	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Share	or Programs	or Programs
1/1/2006 — 1/31/2006	4,064	$8.27	4,064	$43,021
2/1/2006 — 2/28/2006	3,724	$7.97	3,724	$13,343

3/1/2006 — 3/10/2006	1,728	$7.93	1,728	$—

Total	9,516	$8.09	9,516
Item 3. Default Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote for Security Holders
          None
Item 5. Other Information
          None
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2006.

REALNETWORKS, INC.
By:	/s/ Michael Eggers
Michael Eggers
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002