Form 10-Q
period 2006-06-30
REALNETWORKS INC
filed 2006-08-09
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of July 31, 2006 was 160,221,352.

RealNetworks, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$623,180	$651,971
Short-term investments	145,613	129,356
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	19,875	16,721
Deferred tax assets, net, current portion	16,146	54,204
Prepaid expenses and other current assets	14,734	11,933

Total current assets	819,548	864,185

Equipment, software and leasehold improvements, at cost:
Equipment and software	62,395	56,402
Leasehold improvements	28,729	27,964

Total equipment, software and leasehold improvements	91,124	84,366
Less accumulated depreciation and amortization	57,076	51,228

Net equipment, software and leasehold improvements	34,048	33,138

Restricted cash equivalents	17,300	17,300
Equity investments	26,542	46,163
Other assets	2,351	2,397
Deferred tax assets, net, non-current portion	28,145	19,147
Goodwill	132,512	123,330
Other intangible assets, net	8,223	7,337

Total assets	$1,068,669	$1,112,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,453	$11,397
Accrued and other liabilities	69,447	112,340
Deferred revenue, current portion	24,567	25,021
Accrued loss on excess office facilities, current portion	4,138	4,623

Total current liabilities	111,605	153,381

Deferred revenue, non-current portion	427	276
Accrued loss on excess office facilities, non-current portion	12,136	13,393
Deferred rent	4,238	4,018
Convertible debt	100,000	100,000
Other long-term liabilities	1,552	196

Total liabilities	229,958	271,264

Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value Authorized 1,000,000 shares; issued and outstanding 160,077 shares in 2006 and 166,037 shares in 2005	160	166
Additional paid-in capital	749,814	805,067
Deferred stock compensation	—	(19)
Accumulated other comprehensive income	15,181	26,724
Retained earnings	73,556	9,795

Total shareholders’ equity	838,711	841,733

Total liabilities and shareholders’ equity	$1,068,669	$1,112,997

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Quarters ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenue (A)	$89,409	$82,686	$176,011	$159,258
Cost of revenue (B)	26,646	24,841	53,399	49,578

Gross profit	62,763	57,845	122,612	109,680

Operating expenses:
Research and development	18,684	15,321	36,783	29,027
Sales and marketing	37,961	35,044	74,044	63,064
General and administrative	14,317	7,917	27,543	14,083
Loss on excess office facilities	—	—	738	—

Subtotal operating expenses	70,962	58,282	139,108	106,174

Antitrust litigation expenses (benefit), net	(57,858)	4,650	(97,693)	8,394
Total operating expenses, net	13,104	62,932	41,415	114,568

Operating income (loss)	49,659	(5,087)	81,197	(4,888)

Other income (expense), net:
Interest income, net	9,381	2,579	17,360	4,595
Equity in net loss of MusicNet	—	(2)	—	(1,068)
Gain on sale of equity investments	2,286	7,590	2,286	7,590
Other, net	73	(209)	190	(400)

Other income, net	11,740	9,958	19,836	10,717

Net income before income taxes	61,399	4,871	101,033	5,829
Income tax provision	(22,521)	(162)	(37,272)	(306)

Net income	$38,878	$4,709	$63,761	$5,523

Basic net income per share	$0.24	$0.03	$0.40	$0.03
Diluted net income per share	$0.22	$0.03	$0.36	$0.03
Shares used to compute basic net income per share	159,938	171,393	160,410	171,171
Shares used to compute diluted net income per share	177,337	184,816	177,127	184,752
Comprehensive income:
Net income	$38,878	$4,709	$63,761	$5,523
Unrealized holding gains (losses) on investments, net of tax	(5,094)	2,147	(12,915)	5,510
Foreign currency translation gains (losses)	1,005	(1,186)	1,372	(1,291)

Comprehensive income	$34,789	$5,670	$52,218	$9,742

(A) Components of net revenue:
License fees	$22,850	$20,377	$45,486	$41,009
Service revenue	66,559	62,309	130,525	118,249

	$89,409	$82,686	$176,011	$159,258

(B) Components of cost of revenue:
License fees	$9,329	$7,888	$19,190	$16,222
Service revenue	17,317	16,953	34,209	33,356

	$26,646	$24,841	$53,399	$49,578

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$63,761	$5,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,219	7,674
Stock-based compensation	7,311	84
Equity in net losses of MusicNet	—	1,068
Changes in accrued loss on excess office facilities and content agreement	(1,742)	(3,899)
Loss on disposal of equipment	76	139
Gain on sale of equity investments	(2,286)	(7,590)
Deferred income taxes	35,246	—
Other	48	33
Net change in certain operating assets and liabilities, net of balances acquired	(50,651)	7,718

Net cash provided by operating activities	59,982	10,750

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(5,381)	(5,965)
Purchases of intangible assets	—	(1,000)
Purchases of short-term investments	(102,853)	(67,451)
Proceeds from sales and maturities of short-term investments	86,422	91,743
Decrease in restricted cash equivalents	—	1,338
Proceeds from sale of equity investments	2,286	7,207
Purchases of cost based investments	(450)	(647)
Payment of acquisition costs, net of cash acquired	(7,086)	(14,615)

Net cash provided by (used in) investing activities	(27,062)	10,610

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	34,522	3,370
Repayment of long-term note payable	—	(648)
Repurchase of common stock	(96,972)	—

Net cash provided by (used in) financing activities	(62,450)	2,722

Effect of exchange rate changes on cash and cash equivalents	739	(281)

Net increase (decrease) in cash and cash equivalents	(28,791)	23,801
Cash and cash equivalents at beginning of period	651,971	219,426

Cash and cash equivalents at end of period	$623,180	$243,227

Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration in business combinations:
Accrued acquisition payments	$2,054	$—

Cash paid for income taxes	$12,042	$—

Accrued acquisition costs	$—	$91

Long-term notes payable acquired in business combination	$—	$863

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
(b) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and an entity in which the Company has a variable interest (see item (d) below for a further discussion of the variable interest entity). All significant intercompany balances and transactions have been eliminated in consolidation.
     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2006. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(c) Cash, Cash Equivalents and Short-Term Investments
     Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	June 30, 2006	December 31, 2005
Cash and cash equivalents	$623,180	$651,971
Short-term investments	145,613	129,356

Total cash, cash equivalents and short-term investments	$768,793	$781,327

Restricted cash equivalents	$17,300	$17,300

     Restricted cash equivalents at June 30, 2006 represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, and (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters.
     The majority of short-term investments mature within twelve months from the date of purchase. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
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
     The Company’s equity investment in MusicNet, Inc. (MusicNet) was accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss was included in the Company’s consolidated operating results. In certain cases where the Company had loaned the investee funds, the Company may have recorded more than its relative equity share of the investee’s losses. During the quarter ended June 30, 2005, the Company disposed of all of its preferred shares and convertible notes in MusicNet to a private equity firm, Baker Capital, in connection with the sale of all of the capital stock of MusicNet. There was no investment in MusicNet during 2006.
     During the quarter ended March 31, 2006, the Company established Beijing RealNetworks Technology Co., Ltd, a Wholly Owned Foreign Entity (WOFE) which operates an Internet retail website in the People’s Republic of China (“PRC”) in cooperation with a PRC affiliate. The results of operations of the WOFE have been included in the Company’s consolidated results since the establishment date of the WOFE. The PRC regulates the WOFE’s business through regulations and license requirements restricting: (i) the scope of foreign investment in the Internet, retail and delivery sectors; (ii) Internet content; and (iii) the sale of certain media products. In order to meet the PRC local ownership and regulatory licensing requirements, the WOFE’s business is operated through a PRC affiliate which is owned by nominee shareholders who are PRC nationals and are RealNetworks employees. The WOFE does not own any capital stock of the PRC affiliate, but is the primary beneficiary of future losses or profits through contractual rights. As a result, the Company consolidates the results of the PRC affiliate in accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R). The net assets and operating results for the PRC affiliate were not significant during the quarter and six months ended June 30, 2006.
(e) Other Assets
     Other assets primarily consist of offering costs and other long-term deposits. The Company incurred the offering costs as a result of its convertible debt offering. These costs are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over a 5-year period.
(f) Goodwill and Other Intangible Assets, net
     Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in business combinations accounted for under the purchase method. Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Other intangible assets, net primarily consist of trade names, technology and patents that were acquired through certain of the Company’s acquisitions, as well as other purchased technology. The intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to five years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that may indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.
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
     The Company has arrangements whereby customers pay one price for multiple products and services. In some cases, these arrangements involve a combination of products and services. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units in accordance with EITF 00-21. In the event that there is no objective and reliable evidence of fair value of the delivered items, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. The Company applies significant judgment in establishing the fair value of multiple elements within revenue arrangements.
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
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	159,938	171,393	160,410	171,171

Shares used to compute basic net income per share	159,938	171,393	160,410	171,171
Dilutive potential common shares
Stock options	6,649	2,673	5,967	2,831
Convertible debt	10,750	10,750	10,750	10,750

Shares used to compute diluted net income per share	177,337	184,816	177,127	184,752

     Approximately 3.2 million and 3.9 million common shares potentially issuable from stock options for the quarter and six months ended June 30, 2006, respectively, and 24.8 million and 22.0 million common shares for the quarter and six months ended June 30, 2005, respectively, are excluded from the calculation of diluted net income per share because the exercise price was greater than the average market price of the common stock for the respective period. Potential dilutive securities for the quarters and six months ended June 30, 2006 and 2005 included approximately 10.8 million contingently issuable shares related to convertible debt.

(i) Derivative Financial Instruments
     During the quarter ended June 30, 2006, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they do not meet the criteria for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended.
     At June 30, 2006, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value
British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP) 980	$1,793	$(12)
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN) 40,000	$348	$4
     At December 31, 2005, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value
British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP) 1,000	$1,736	$(15)
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR) 1,260	$1,514	$23
Japanese Yen (“YEN”) (contracts to receive YEN/pay US$)	(YEN) 30,000	$251	$4
     No derivative instruments designated as hedges for accounting purposes were outstanding at June 30, 2006 or December 31, 2005.
(j) Accumulated Other Comprehensive Income
     The Company’s accumulated other comprehensive income at June 30, 2006 and December 31, 2005 consisted of net unrealized gains on investments and the net amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains and losses on investments has been taken into account if applicable. The components of accumulated other comprehensive income are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Unrealized gains on investments, net of taxes of $6,262 in 2006 and $13,592 in 2005	$15,802	$28,717
Foreign currency translation adjustments	(621)	(1,993)

Total accumulated other comprehensive income	$15,181	$26,724

(k) Stock-Based Compensation
     On January 1, 2006, the Company adopted the provisions of, and began accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 – revised 2004, “Share Based Payment” (SFAS 123R), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123. The Company utilized the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s 2006 fiscal year. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS 123.
     The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior. For the quarter and six months ended June 30, 2006, expected stock price volatility is based on a combination of historical volatility of the Company’s stock for the related expected term and the implied volatility of its traded options. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected term of the stock options or four years. The Company has not paid dividends in the past.

     In accordance with SFAS 123R the Company presents excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the Condensed Consolidated Statement of Cash Flows for quarters in which a tax benefit is recorded. No such benefit was recorded for the quarter or six months ended June 30, 2006 and as a result there were no differences in net cash provided by (used in) operating and financing activities due to the implementation of SFAS 123R.
     The Company recognizes compensation cost related to stock options granted prior to the adoption of SFAS 123R on an accelerated basis over the applicable vesting period using the methodology described in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). The Company recognizes compensation cost related to options granted subsequent to the adoption of SFAS 123R on a straight-line basis over the applicable vesting period. At June 30, 2006, the Company had options outstanding under six stock-based compensation plans.
     During the quarter and six months ended June 30, 2006, the Company recognized approximately $3.7 million and $7.3 million, respectively, related to stock-based compensation. The amounts are classified in the Company’s unaudited condensed consolidated statement of operations as follows (in thousands):

	Quarter Ended	Six Months Ended
	June, 2006	June 30, 2006
Cost of revenue	$41	$91
Research and development	1,318	2,687
Sales and marketing	1,434	2,793
General and administrative	880	1,740

Total stock-based compensation	$3,673	$7,311

     No stock-based compensation was capitalized as part of the cost of an asset as of June 30, 2006. As of June 30, 2006, $23.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately two years.
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
     The following table presents the impact of the Company’s adoption of SFAS 123R on selected line items from the unaudited condensed consolidated statement of operations for the quarter and six months ended June 30, 2006 (in thousands, except per share amounts):

	Quarter Ended June 30, 2006		Six Months Ended June 30, 2006
	As Reported Following	If Reported Following	As Reported Following	If Reported Following
	SFAS 123(R)	APB 25	SFAS 123(R)	APB 25
Operating income	$49,659	$53,332	$81,197	$88,508
Income before income taxes	61,399	65,072	101,033	108,344
Net income	$38,878	$41,204	$63,761	$68,390
Net income per share
Basic	$0.24	$0.26	$0.40	$0.43
Diluted	$0.22	$0.23	$0.36	$0.39

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the quarter and six months ended June 30, 2005 (in thousands, except per share data):

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$4,709	$5,523
Plus: stock-based employee compensation expense included in reported net income, net of related tax effects	48	84
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,471)	(6,414)

Pro forma net income (loss)	$2,286	$(807)

Net income (loss) per share:
Basic — as reported	$0.03	$0.03
Diluted — as reported	$0.03	$0.03
Basic — pro forma	$0.01	$(0.00)
Diluted — pro forma	$0.01	$(0.00)
For further information related to the Company’s equity compensation plans, refer to NOTE 10 — EQUITY COMPENSATION PLANS.
(l) Reclassifications
     Certain reclassifications have been made to the June 30, 2005 unaudited condensed consolidated financial statements, and footnotes thereto, to conform to the June 30, 2006 presentation.
(m) Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning the first fiscal quarter in 2007. The company has not yet evaluated the impact of implementation of FIN 48 on its consolidated financial statements.
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
     The Company’s customers consist primarily of business customers and individual consumers located in the United States and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
United States	$66,542	$63,443	$132,242	$121,200
Europe	15,925	11,605	29,830	22,610
Rest of the world	6,942	7,638	13,939	15,448

Total net revenue	$89,409	$82,686	$176,011	$159,258

     The Company’s segment revenue is defined as follows:
•	Consumer Products and Services primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass; sales and distribution of third party software and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.

•	Technology Products and Solutions primarily includes revenue from: sales of media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through OEM channels; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services; and consulting services we offer to our customers. These products and services are primarily sold to corporate, educational and governmental customers.

     Net revenue by segment is as follows (in thousands):

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Consumer Products and Services	$77,442	$70,593	$152,253	$134,799
Technology Products and Solutions	11,967	12,093	23,758	24,459

Total net revenue	$89,409	$82,686	$176,011	$159,258

     Consumer Products and Services revenue is comprised of the following (in thousands):

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Music	$30,118	$24,933	$59,036	$47,816
Media Software and Services	26,127	32,012	53,404	61,146
Games	21,197	13,648	39,813	25,837

Total Consumer Products and Services revenue	$77,442	$70,593	$152,253	$134,799

     Long-lived assets, net by geographic region are as follows (in thousands):

	June 30,	December 31,
	2006	2005
United States	$147,941	$149,247
Europe	26,274	14,256
Rest of world	568	302

Total long-lived assets, net	$174,783	$163,805

     Goodwill is assigned to the Company’s segments as follows (in thousands):

	June 30,	December 31,
	2006	2005
Consumer Products and Services	$126,522	$117,340
Technology Products and Solutions	5,990	5,990

Total goodwill	$132,512	$123,330

     Reconciliation of segment operating income (loss) to net income (loss) before income taxes is as follows (in thousands):

	Consumer Products	Technology Products	Reconciling
For the Quarter Ended June 30, 2006	and Services	and Solutions	Amounts	Consolidated
Net revenue	$77,442	$11,967	$—	$89,409
Cost of revenue	24,415	2,231	—	26,646

Gross profit	53,027	9,736	—	62,763
Antitrust litigation expense (benefit)	—	—	(57,858)	(57,858)
Other operating expenses	56,463	14,499	—	70,962

Operating income (loss)	(3,436)	(4,763)	57,858	49,659
Total non-operating income, net	—	—	11,740	11,740

Net income (loss) before income taxes	$(3,436)	$(4,763)	$69,598	$61,399

	Consumer Products	Technology Products	Reconciling
For the Six Months Ended June 30, 2006	and Services	and Solutions	Amounts	Consolidated
Net revenue	$152,253	$23,758	$—	$176,011
Cost of revenue	49,166	4,233	—	53,399

Gross profit	103,087	19,525	—	122,612
Antitrust litigation expense (benefit)	—	—	(97,693)	(97,693)
Loss on excess office facilities	—	—	738	738
Other operating expenses	110,342	28,028	—	138,370

Operating income (loss)	(7,255)	(8,503)	96,955	81,197
Total non-operating income, net	—	—	19,836	19,836

Net income (loss) before income taxes	$(7,255)	$(8,503)	$116,791	$101,033

	Consumer Products	Technology Products	Reconciling
For the Quarter Ended June 30, 2005	and Services	and Solutions	Amounts	Consolidated
Net revenue	$70,593	$12,093	$—	$82,686
Cost of revenue	22,800	2,041	—	24,841

Gross profit	47,793	10,052	—	57,845
Antitrust litigation expense (benefit)	—	—	4,650	4,650
Other operating expenses	45,855	12,427	—	58,282

Operating income (loss)	1,938	(2,375)	(4,650)	(5,087)
Total non-operating income, net	—	—	9,958	9,958

Net income (loss) before income taxes	$1,938	$(2,375)	$5,308	$4,871

	Consumer Products	Technology Products	Reconciling
For the Six Months Ended June 30, 2005	and Services	and Solutions	Amounts	Consolidated
Net revenue	$134,799	$24,459	$—	$159,258
Cost of revenue	45,363	4,215	—	49,578

Gross profit	89,436	20,244	—	109,680
Antitrust litigation expense (benefit)	—	—	8,394	8,394
Other operating expenses	82,033	24,141	—	106,174

Operating income (loss)	7,403	(3,897)	(8,394)	(4,888)
Total non-operating income, net	—	—	10,717	10,717

Net income (loss) before income taxes	$7,403	$(3,897)	$2,323	$5,829

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
     Goodwill changed during 2006 as follows (in thousands):

Goodwill at December 31, 2005	$123,330
Acquisition of Zylom	8,168
Effects of foreign currency translation	1,014

Goodwill at June 30, 2006	$132,512

NOTE 5 — EQUITY INVESTMENTS
     The Company has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of certain companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent of which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances at June 30, 2006, the Company determined that there were no other-than-temporary declines in fair value for the quarter and six months then ended.
     As of June 30, 2006, the Company owned marketable equity securities of J-Stream, a Japanese media services company, representing approximately 10.6% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has increased from the Company’s original cost of approximately $0.9 million, resulting in a carrying value of $23.3 million and $43.4 million at June 30, 2006 and December 31, 2005, respectively. The increase over the Company’s cost basis, net of tax effects, is $16.2 million and $28.9 million at June 30, 2006 and December 31, 2005, respectively, and is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.
NOTE 6 — INVESTMENT IN MUSICNET
     The Company’s investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, was accounted for under the equity method of accounting. During the quarter ended June 30, 2005, the Company disposed of all of its preferred shares and convertible notes in MusicNet to a private equity firm, Baker Capital, in connection with the sale of all of the capital stock of MusicNet. The Company received approximately $7.2 million of cash proceeds in connection with the closing of the transaction and received an additional $0.4 million in connection with the expiration of an escrow arrangement in August 2005. During the quarter ended June 30, 2006, the Company received an additional $2.3 million in cash due to the expiration of an indemnity escrow arrangement which expired on the one-year anniversary of the transaction date.

     The Company recorded in its statement of operations its equity share of MusicNet’s net loss through the date of disposition, which was not significant during the quarter ended June 30, 2005 and was $1.1 million for the six months ended June 30, 2005. No amounts were recorded during 2006. For purposes of calculating the Company’s equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses recorded by the Company represented approximately 36.1% of MusicNet’s net losses through the date of disposition in 2005.
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
     A summary of activity for the accrued loss on excess office facilities is as follows (in thousands):

Accrued loss at December 31, 2005	$18,016
Less amounts paid, net of sublease income	(2,480)
Revisions to estimates in accrued loss on excess office facilities in 2006	738

Accrued loss at June 30, 2006	$16,274

NOTE 8 — CONVERTIBLE DEBT
     During 2003, the Company issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of approximately $9.30 per share if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchasers may require the Company to purchase all or a portion of the notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and are being amortized over a five-year period. Interest expense from the amortization of offering costs in the amount of $0.2 million and $0.3 million is recorded in interest income, net for the quarter and six months ended June 30, 2006 and $0.2 million and $0.3 million for the quarter and six months ended June 30, 2005, respectively. The net proceeds of the issuance are intended to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and other working capital requirements.
NOTE 9 — REPURCHASE OF COMMON STOCK
     In November 2005, the Company announced a share repurchase program to repurchase up to an aggregate of $100.0 million of the Company’s outstanding common stock. During the quarter ended March 31, 2006, the Company repurchased approximately 9.5 million shares for an aggregate value of approximately $77.0 million at an average cost of $8.09 per share. From the inception of the November 2005 repurchase program through March 31, 2006, the Company repurchased 12.4 million shares under the November 2005 program for an aggregate value of $100.4 million (inclusive of transaction costs) at an average price of $8.11 per share. At March 31, 2006, no amounts authorized were remaining outstanding under the November 2005 repurchase program.
     On April 27, 2006, the Company announced a new share repurchase program, in which the Company’s Board of Directors authorized the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock. During the quarter ended June 30, 2006, the Company repurchased approximately 2.1 million shares for an aggregate value of approximately $20.0 million at an average cost of $9.43 per share. At June 30, 2006, the remaining amount authorized under the April 2006 repurchase program was approximately $80.0 million.

NOTE 10 — EQUITY COMPENSATION PLANS
     The Company has options outstanding under six equity compensation plans (Plans) to compensate its employees and directors for past and future services. Of the Plans, the RealNetworks Inc. 2005 Stock Incentive Plan (2005 Plan) and the RealNetworks Inc. Director Compensation Stock Plan (Director Plan) remain active and are available for future grants. The Company has reserved 23.1 million shares under the 2005 Plan, which includes a total of 4.6 million shares cancelled from prior Plans and transferred to the 2005 Plan, and 0.4 million shares under the Director Plan. As of June 30, 2006, 12.4 million shares were available for grant under the 2005 Plan and 0.3 million shares were available for grant under the Director Plan. Generally, options vest based on continuous employment, over a four- or five-year period. The options expire in either seven, ten or twenty years from the date of grant and are exercisable at the fair market value of the common stock at the grant date.
     A summary of stock option related activity is as follows:

	Shares	Options Outstanding		Weighted
	Available	Number	Weighted	Average Fair
	for Grant	of Shares	Average	Value-
	in (000’s)	in (000’s)	Exercise Price	Grants
Balance at December 31, 2005	14,473	35,622	$6.95
Options granted at or above common stock price	(4,052)	4,052	8.86	$3.96
Options exercised	—	(5,546)	6.04
Options canceled	2,025	(2,025)	6.04

Balance at June 30, 2006	12,446	32,103	$7.41

     The weighted average fair value of options granted during the six months ended June 30, 2005 was $2.61. Pursuant to the provisions of the 2005 Stock Incentive Plan, Shares Available for Grant as of December 31, 2005 were adjusted to reflect an additional 3.1 million available shares which were cancelled from previously expired Plans during 2005.
     The fair value of options granted was determined using the Black-Scholes model. The following weighted average assumptions were used to perform the calculations:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.90-5.07%	3.17%	4.35-5.07%	2.83–3.17%
Expected life (years)	4.3	4.4	4.3	4.4
Volatility	49.1%	56%	48 - 49.1%	48-56%
     The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number of	Average
	of Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	(in 000’s)	Life (Years)	Price	(in 000’s)	Price
$0.02 — $5.01	6,282	10.26	$4.20	2,612	$3.41
$5.03 — $5.75	4,000	13.23	5.34	725	5.37
$5.76 — $5.99	3,604	16.81	5.90	1,563	5.92
$6.00 — $6.74	3,599	17.28	6.25	1,269	6.23
$6.75 — $6.88	693	17.81	6.85	181	6.81
$6.89 — $7.22	4,490	15.25	7.20	4,259	7.21
$7.24 — $8.27	3,879	8.09	7.88	741	7.65
$8.29 — $10.39	3,727	9.09	9.37	1,326	9.45
$10.48 — $46.19	1,829	12.89	23.90	1,695	24.95

	32,103	12.76	$7.41	14,371	$8.52

     At June 30, 2005, there were approximately 18.8 million exercisable options outstanding with a weighted average exercise price of $8.11.

     The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $129.9 million and $55.5 million, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the quarter, which was $10.70 per share as of June 30, 2006, and the exercise price multiplied by the number of applicable options. The total intrinsic value of options exercised during the quarter ended June 30, 2006 and 2005 was $25.8 million and $0.8 million, respectively.
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
     Over the last several years, we have focused on the development of our consumer businesses through both internal initiatives and strategic acquisitions of businesses and technologies. These efforts have resulted in increases in the number of subscribers to our music and games subscription offerings and increased sales of our digital music and games content. This shift in focus and the increases in subscribers and sales of digital media content have resulted in a significantly higher percentage of our total revenue arising from our consumer businesses. Our Consumer Products and Services segment accounted for approximately 87% of our total revenue for both the quarter and six months ended June 30, 2006. In addition, we have increased our focus on our “free-to-consumer” products and services, such as Rhapsody 25, our Rhapsody.com website and our RealArcade game service, which generate advertising revenue and are designed to increase the exposure of our paid digital music and games products and services to consumers. Our Technology Products and Solutions revenue in dollar terms has remained relatively consistent over the last several years; however, it has decreased as a percentage of our total revenue.
     In the quarter ended June 30, 2006, we recorded the highest total quarterly revenue in our history due to the significant growth in our Consumer Products and Services segment. This growth, as compared to the same quarter in 2005, was driven primarily by increased revenue from Games and Music, including increased sales resulting from our acquisitions of Mr. Goodliving and Zylom. Media Software and Services revenue declined for the quarter and six months ended June 30, 2006 from the same periods ended June 30, 2005, primarily due to a decline in subscribers to our SuperPass subscription service and a decline in our stand-alone subscription products. Although our total revenue for the quarter and six months ended June 30, 2006 grew approximately 8% and 11%, respectively, over the same periods ended June 30, 2005, our quarterly sequential revenue growth rate has fluctuated in recent periods.
     In October 2005, we entered into an agreement to settle all of our antitrust disputes worldwide with Microsoft. Upon settlement of the legal disputes, we also entered into two commercial agreements with Microsoft that provide for collaboration in digital music and casual games. The remaining contractual payments to be made by Microsoft to us over the remaining term of the commercial agreements, or through 2007, are approximately $184.6 million in cash and services in support of our music and games businesses. Microsoft can earn credits at pre-determined market rates for music subscribers and users delivered to us through its MSN network during the contract period which will be netted against the quarterly contractual payments in the music agreement. We received a payment of approximately $58.0 million during the quarter ended June 30, 2006 and have received a total of approximately $98.0 million during the six months ended June 30, 2006.
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
     We have arrangements whereby customers pay one price for multiple products and services. In some cases, these arrangements involve a combination of products and services. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units in accordance with EITF 00-21. In the event that there is no objective and reliable evidence of fair value of the delivered items, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. Management applies significant judgment in establishing the fair value of multiple elements within revenue arrangements.
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
     Accrued Loss On Excess Office Facilities. We made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities could be significantly different from that recorded, which could have a material impact on our operating results. We have revised our original estimate four times in the last four years, increasing the accrual for loss on excess office facilities each time. The first two revisions were the result of changes in the market for commercial real estate where we operate. The third revision, which took place in 2003, resulted from adding an additional tenant at a sublease rate lower than the rate used in previous estimates. The fourth revision, which took place during the quarter ended March 31, 2006, resulted from incremental increases in the building operating expenses which were greater than the amounts previously estimated as not recoverable. The significant factors we considered in making our estimates are discussed in the section entitled “Loss on Excess Office Facilities.”
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
     We must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefits in the statement of operations. Factors we consider in making such an assessment include, but are not limited to: past performance and our expectation of future taxable income, macro-economic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our investments and other assets.
     In 2005, we reduced our valuation allowance by $220 million, as we determined at year-end that it is more likely than not that the results of our future operations, as a result of the settlement with Microsoft, will generate sufficient taxable income to realize certain of our deferred tax assets. As of June 30, 2006, we continue to have a valuation allowance of $36.7 million relating primarily to net operating losses that are restricted under Internal Revenue Code Section 382 and losses not yet realized for tax purposes on certain equity investments.
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
Revenue by Segment
     We operate our business in two segments: Consumer Products and Services and Technology Products and Solutions.

	Quarters Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Consumer Products and Services	$77,442	$70,593	10%	$152,253	$134,799	13%
Technology Products and Solutions	11,967	12,093	(1)	23,758	24,459	(3)

Total net revenue	$89,409	$82,686	8%	$176,011	$159,258	11%

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(As a percentage of total net revenue)
Consumer Products and Services	87%	85%	87%	85%
Technology Products and Solutions	13	15	13	15

Total net revenue	100%	100%	100%	100%
     Consumer Products and Services. Consumer Products and Services primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass and stand-alone subscriptions; sales and distribution of third party software and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet and we charge customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased. Consumer Products and Services revenue increased in the quarter and six months ended June 30, 2006 primarily due to increased revenue from: (1) increased sales of individual PC-based and mobile games, including increased sales resulting from our acquisitions of Mr. Goodliving and Zylom; (2) growth in subscribers to our Rhapsody and GamePass subscription services; (3) increased sales of individual tracks through our Rhapsody music subscription services and our RealPlayer music store; and (4) increased advertising revenue. Additional factors contributing to the increase are discussed below in the sections included within Consumer Products and Services revenue. We believe the growth in our music and games subscription services is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements and increasing consumer acceptance and adoption of digital media products and services. While revenue related to our digital media subscription services has increased on a year-over-year basis, the rate of growth has fluctuated on a quarterly basis. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate digital media subscription service revenue will grow, if at all, or the nature or potential impact of anticipated competition.
     Technology Products and Solutions. Technology Products and Solutions primarily includes revenue from: sales of media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through OEM channels; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services; and consulting services we offer to our customers. These products and services are primarily sold to corporate, educational and governmental customers. Technology Products and Solutions revenue decreased in the quarter and six months ended June 30, 2006 due primarily to a decrease in sales of certain of our system software products. This decrease was partially offset by an increase in revenue from the licensing of custom versions of our software. We believe that sales of certain of our business software products were substantially affected by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products. No assurance can be given when, or if, we will experience increased sales of our Technology Products and Solutions to customers in these markets.
Consumer Products and Services Revenue
     A further analysis of our Consumer Products and Services revenue is as follows:

	Quarters Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Music	$30,118	$24,933	21%	$59,036	$47,816	23%
Media Software and Services	26,127	32,012	(18)	53,404	61,146	(13)
Games	21,197	13,648	55	39,813	25,837	54

Total Consumer Products and Services revenue	$77,442	$70,593	10%	$152,253	$134,799	13%

     Music. Music revenue primarily includes revenue from our Rhapsody and RadioPass subscription services, sales of digital music content through our Rhapsody service and our RealPlayer music store, and advertising from our music websites. The increase in Music revenue during the quarter and six months ended June 30, 2006 is due primarily to an increase in revenue from: (1) growth in subscribers to our Rhapsody subscription service, including our Rhapsody To Go service; (2) the online sale of individual tracks through our Rhapsody subscription service and through our RealPlayer Music Store; and (3) increased advertising revenue. These increases were partially offset by a decrease in revenue associated with our RadioPass subscription service. We believe the growth of our Music revenue during 2006 is due primarily to the broader acceptance of paid online music services and increased focus of our marketing efforts on our music offerings.
     Media Software and Services. Media Software and Services revenue primarily includes revenue from: our SuperPass and stand-alone premium video subscription services; RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to our Music and Games businesses. The decrease in revenue in the quarter and six months ended June 30, 2006 is due primarily to the decrease in revenue from: (1) our SuperPass subscription service, resulting from a decrease in subscribers; (2) discontinuation of certain stand-alone subscription services; and (3) certain of our premium and third party consumer license products. These decreases were partially offset by an increase in revenue from the increased distribution of certain third-party products. The decreases are due primarily to a shift in our marketing and promotional efforts towards our music and games subscription services, which we believe represent a greater growth opportunity for us.

     Games. Games revenue primarily includes revenue from: the sale of individual games through our RealArcade service and our games related websites including GameHouse, Mr. Goodliving and Zylom; our GamePass subscription service; and advertising through RealArcade and our games related websites. The increase in Games revenue during the quarter and six months ended June 30, 2006 is due primarily to an increase in revenue from: (1) increased sales of individual games through our RealArcade service and our websites, including Zylom (subsequent to our acquisition of Zylom in January 2006); (2) growth in subscribers to our GamePass subscription service; and (3) increased revenue from the sale of games for mobile phones, primarily through our Mr. Goodliving product offerings (subsequent to our acquisition of Mr. Goodliving in May 2005). Additionally, we believe the growth in our Games revenue is due to the increased focus of our marketing efforts on our Games business and the addition of new game titles to our RealArcade and GamePass offerings.
Geographic Revenue

	Quarters Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
United States	$66,542	$63,443	5%	$132,242	$121,200	9%
Europe	15,925	11,605	37	29,830	22,610	32
Rest of the world	6,942	7,638	(9)	13,939	15,448	(10)

Total net revenue	$89,409	$82,686	8%	$176,011	$159,258	11%

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(As a percentage of total net revenue)
United States	74%	77%	75%	76%
Europe	18	14	17	14
Rest of the world	8	9	8	10

Total	100%	100%	100%	100%
     Revenue generated in the United States increased for the quarter and six months ended June 30, 2006 primarily due to the growth of our Music and Games businesses and increased revenue from distribution of third party products. See Consumer Products and Services Revenue — Games and - Music above for further discussion of the changes.
     Revenue generated in Europe increased for the quarter and six months ended June 30, 2006 primarily due to the continued growth of our games business in Europe. The growth in our European games business was driven primarily by additional revenue from our Mr. Goodliving and Zylom product offerings subsequent to our acquisitions in May 2005 and January 2006, respectively. This increase was partially offset by a decrease in subscribers to our SuperPass subscription service. Revenue generated in Rest of the world decreased for the quarter and six months ended June 30, 2006 primarily due to a decrease in subscribers to our SuperPass subscription service. International revenue increased as a percentage of overall revenue for the quarter and six months ended June 30, 2006 driven mainly by the growth in our European games business.
Revenue
     In accordance with SEC regulations, we also present our revenue based on License Fees and Service Revenue as set forth below.

	Quarters Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
License fees	$22,850	$20,377	12%	$45,486	$41,009	11%
Service revenue	66,559	62,309	7	130,525	118,249	10

Total net revenue	$89,409	$82,686	8%	$176,011	$159,258	11%

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(As a percentage of total net revenue)
License fees	26%	25%	26%	26%
Service revenue	74	75	74	74

Total net revenue	100%	100%	100%	100%

     License Fees. License fees primarily includes revenue from: sales of content such as game downloads and digital music tracks; sales of our media delivery system software; sales of premium versions of our RealPlayer Plus and related products; and sales of third-party products. License fees includes revenue from both our Consumer Products and Services and Technology Products and Solutions segments. The increase in license fees in the quarter and six months ended June 30, 2006 was primarily due to an increase in revenue from: (1) the sale of individual games through our RealArcade service and our websites, including Zylom (which we acquired in January 2006); (2) the online sale of individual tracks through our Rhapsody music subscription service and our RealPlayer Music Store; and (3) the sale of individual games for mobile phones, primarily through our Mr. Goodliving product offerings (subsequent to our acquisition of Mr. Goodliving in May 2005). These increases were partially offset by a decrease in sales of our system software. See “Revenue by Segment — Consumer Products and Services” and “Revenue by Segment — Technology Products and Solutions” above for further explanation of changes.
     Service Revenue. Service revenue primarily includes revenue from: digital media subscription services such as SuperPass, Rhapsody, RadioPass, GamePass and stand-alone subscriptions; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting and consulting services that we offer to our customers; distribution of third party software; and advertising. Service revenue includes revenue from both our Consumer Products and Services and Technology Products and Solutions segments. The increase in service revenue in the quarter and six months ended June 30, 2006 was primarily attributable to an increase in revenue from: (1) the growth in subscribers to certain of our music and games subscription services; (2) increases in the distribution of certain third party products; (3) consulting services provided to certain of our corporate customers; and (4) growth in revenue related to advertising through our websites. These increases were partially offset by a decrease in revenue related to: (1) the decrease in subscribers to our SuperPass subscription service; and (2) sales of stand-alone subscription services. Our subscription services accounted for approximately $47.5 million and $47.8 million of service revenue during the quarters ended June 30, 2006 and 2005, respectively. This decrease in revenue was primarily due to a decrease in our SuperPass and stand-alone subscription services, which was partially offset by growth in our Music and Games subscription services. Subscription services revenue increased to $95.3 million from $92.2 million for the six months ended June 30, 2006 and 2005, respectively. This increase in revenue was primarily due to increases in the Music and Games subscription services, which were partially offset by decreases in SuperPass and stand-alone subscription services.
Deferred Revenue
     Deferred revenue is comprised of the unrecognized revenue related to unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Deferred revenue at June 30, 2006 was $25.0 million compared to $25.3 million at December 31, 2005. The decrease in deferred revenue was primarily due to a decrease in the aggregate subscribers and the related prepayments for our SuperPass subscription service and an overall decrease in prepayment receipts related to certain of our Technology Products and Solutions customers. The slower rate of prepayment receipts has been largely due to the decrease in new contracts in our Technology Products and Solutions business segment in recent periods, which historically represented a significant portion of deferred revenue. We believe the decrease in new contracts in our Technology Products and Solutions business segment results primarily from the conditions described in “Revenue by Segment — Technology Products and Solutions” above.
Cost of Revenue by Segment

	Quarters Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
			(Dollars in thousands)
Consumer Products and Services	$24,415	$22,800	7%	$49,166	$45,363	8%
Technology Products and Solutions	2,231	2,041	9	4,233	4,215	0

Total cost of revenue	$26,646	$24,841	7%	$53,399	$49,578	8%

Cost of Revenue as a percent of Segment Revenue

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(As a percentage of segment revenue)
Consumer Products and Services	32%	32%	32%	34%
Technology Products and Solutions	19%	17%	18%	17%
Total cost of revenue	30%	30%	30%	31%
     Cost of Consumer Products and Services. Cost of Consumer Products and Services revenue includes cost of content, delivery of the content included in our digital media subscription service offerings, royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment and support services. The increase in dollar terms of Cost of Consumer Products and Services revenue for the quarter and six month period ended June 30, 2006 resulted primarily from an increase in content costs associated with the increase in our music subscription revenue, an increase in licensing costs associated with the increase in sales of online games through RealArcade and our other partner sites, and an increase in licensing costs associated with the increased sales of individual tracks online. The decrease in Cost of Consumer Products and Services for the six month period ended June 30, 2006 as a percentage of Consumer Products and Services revenue was primarily due to: (1) the renegotiation of certain content agreements with more favorable financial terms; (2) the discontinuation of certain content offerings; (3) lower royalties related to third party subscriptions; and (4) a shift in product mix to higher margin products such as advertising revenue. The decrease was partially offset by increases related to content costs associated with our music subscription services and an increase in licensing costs associated with the online sale of individual tracks.
     Cost of Technology Products and Solutions. Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to third-party vendors for order fulfillment, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of Technology Products and Solutions revenue in both dollar terms and as a percentage of Technology Products and Solutions revenue for the quarter and six months ended June 30, 2006 was consistent with the same periods in 2005.
Cost of Revenue

	Quarters Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
License fees	$9,329	$7,888	18%	$19,190	$16,222	18%
Service revenue	17,317	16,953	2	34,209	33,356	3

Total cost of revenue	$26,646	$24,841	7%	$53,399	$49,578	8%

Cost of Revenue as a percent of Revenue

	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(As a percentage of total revenue)
License fees	41%	39%	42%	40%
Service revenue	26%	27%	26%	28%
Total cost of revenue	30%	30%	30%	31%
     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. The increases in            cost of license fees in both dollar terms and as a percentage of license revenue            for the quarter and six month period ended June 30, 2006 were primarily due to increased licensing costs associated with the online sale of games through RealArcade and our other partner sites and the online sale of individual songs through our Rhapsody subscription service and our RealPlayer Music Store.
     Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. The increase of cost of service revenue in dollar terms for the quarter and six months ended June 30, 2006 was primarily due to an increase in content costs associated with the increase in revenue from our Rhapsody subscription services. The decrease in cost of service revenue as a percentage of total revenue for the quarter and six month period ended June 30, 2006 was due primarily to the renegotiation of certain content agreements and the discontinuation of certain content offerings related to our SuperPass and stand-alone subscription services. This decrease was partially offset by an increase in costs of content included in our digital media subscription services, primarily Rhapsody, due to an increase in paying subscribers.

     Our digital media subscription services, including Rhapsody, are a growing portion of our business and, to date, have been characterized by higher costs of revenue than our other products and services, primarily due to the cost of licensing media content to provide these services. As a result, if our digital media subscription services continue to grow as a percentage of net revenue, our cost of service revenue may grow at an increased rate relative to net revenue, which will result in reductions in our gross margin percentages in the future.
Operating Expenses
Research and Development

	Quarters Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Research and development	$18,684	$15,321	22%	$36,783	$29,027	27%
As a percentage of total net revenue	21%	19%		21%	18%
     Research and development expenses consist primarily of salaries and related personnel costs, expense associated with stock option awards and employee purchases of stock through our employee stock purchase plan (ESPP) and consulting fees associated with product development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. The increases in research and development expenses for the quarter and six month period ended June 30, 2006 were primarily due to: (1) increases in headcount and the related expenses, partially attributable to our acquisitions of Mr. Goodliving and Zylom; and (2) expenses associated with stock option awards and stock purchased through our ESPP program due to our adoption of SFAS 123R on January 1, 2006.
Sales and Marketing

	Quarters Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Sales and marketing	$37,961	$35,044	8%	$74,044	$63,064	17%
As a percentage of total net revenue	42%	42%		42%	40%
     Sales and marketing expenses consist primarily of salaries and related personnel costs, expense associated with stock option awards and employee purchases of stock through our ESPP, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expense increased in the quarter and six months ended June 30, 2006 in dollars and in the six months ended June 30, 2006 as a percentage of total net revenue primarily due to: (1) increased advertising costs, including costs associated with our ongoing direct marketing programs; (2) expenses associated with stock option awards and stock purchased through our ESPP due to our adoption of SFAS 123R on January 1, 2006; (3) increases in sales and marketing personnel and the related costs in order to support the continued growth in our Consumer Products and Services business and (4) increases in costs from our acquisitions of Mr. Goodliving and Zylom. We expect that our sales and marketing expenses will increase as we continue to grow our consumer businesses and as we continue to shift the focus of our marketing efforts to our Consumer Products and Services businesses.
General and Administrative

	Quarters Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
General and administrative	$14,317	$7,917	81%	$27,543	$14,083	96%
As a percentage of total net revenue	16%	10%		16%	9%
     General and administrative expenses consist primarily of salaries and related personnel costs, expense associated with stock option awards and employee purchases of stock through our ESPP, charitable contributions, fees for professional, temporary services and contractor costs and other general corporate costs. General and administrative expenses increased in the quarter and six months ended June 30, 2006 in dollars and as a percentage of total net revenue primarily due to: (1) increased headcount and the related costs; (2) charitable contributions resulting from our position of donating 5% of our annual net income to charity; (3) the expense associated with stock option awards and stock purchased through our ESPP due to our adoption of SFAS 123R on January 1, 2006; and (4) increased litigation defense costs, including the costs of our jury trial for the successful defense of the Ethos patent claim (not including antitrust litigation expenses).

Antitrust Litigation Expenses (Benefit), Net
     Antitrust litigation expenses (benefit), net of ($57.9) million and ($97.7) million for the quarter and six months ended June 30, 2006, respectively, and $4.7 million and $8.4 million for the quarter and six months ended June 30, 2005, respectively, consist of legal fees, personnel costs, communications, equipment, technology and other professional services costs incurred directly attributable to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union, net of payments received from Microsoft. On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the United States litigation. The amounts for antitrust litigation expenses (benefit), net reflected the impact of payments received of $40.0 million in the quarter ended March 31, 2006 and $58.0 million in the quarter ended June 30, 2006. Only the benefit and costs that are directly attributable to these antitrust complaints are included in antitrust litigation expenses (benefit), net.
Other Income (Expense), Net

	Quarters Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Interest income, net	$9,381	$2,579	264%	$17,360	$4,595	278%
Equity in net loss of MusicNet	—	(2)	n/a	—	(1,068)	n/a
Gain on sale of equity investments	2,286	7,590	(70)	2,286	7,590	(70)
Other, net	73	(209)	135	190	(400)	147

Other income, net	$11,740	$9,958	18%	$19,836	$10,717	85%

     Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, which are net of interest expense due to the amortization of offering costs related to our convertible debt, gains related to the sales of certain of our equity investments, and equity in net loss of MusicNet, Inc. (“MusicNet”). Other income (expense), net increased in the quarter and six months ended June 30, 2006 primarily due to an increase in interest income resulting from our overall higher investment balances and a general increase in our effective interest rates.
     Our investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, was accounted for under the equity method of accounting. In the quarter ended June 30, 2005, we disposed of all of our preferred shares and convertible notes in MusicNet to a private equity firm, Baker Capital, in connection with the sale of all of the capital stock of MusicNet. We received approximately $7.2 million of cash proceeds in connection with the closing of the transaction and received an additional $0.4 million in connection with the expiration of an escrow arrangement in August 2005. During the quarter ended June 30, 2006, we received an additional $2.3 million in cash due to the expiration of an indemnity escrow arrangement which expired on the one-year anniversary of the transaction date.
     We recorded in our statement of operations our equity share of MusicNet’s net loss through the date of disposition, which was $1.1 million for the quarter ended March 31, 2005. No amounts were recorded for the quarter or six months ended June 30, 2006. For purposes of calculating our equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses we recorded represented approximately 36.1% of MusicNet’s net losses through the date of disposition in 2005. We did not hold an ownership interest in MusicNet during 2006.
     We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of several companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances at June 30, 2006, we determined that there were no other-than-temporary declines in fair value for the quarter or six months then ended.

     As of June 30, 2006, we owned marketable equity securities of J-Stream, a Japanese digital media services company. We own approximately 10.6% of the outstanding shares and this investment is accounted for as an available-for-sale security. The market value of these shares has significantly increased from our original cost of approximately $0.9 million, resulting in a carrying value of $23.3 million and $43.4 million at June 30, 2006 and December 31, 2005, respectively. The increase over our cost basis, net of tax effects is $16.2 million and $28.9 million at June 30, 2006 and December 31, 2005, respectively, and is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited and the share price is volatile. Although the carrying value of our investment in J-Stream was approximately $23.3 million at June 30, 2006, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.
Income Taxes
     We recognized income tax expense of $22.5 million and $37.3 million for the quarter and six months ended June 30, 2006, respectively, and $0.2 million and $0.3 million for the quarter and six months ended June 30, 2005, respectively. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. In 2005, we reduced our valuation allowance by $220 million, as we determined at year-end that it is more likely than not that the results of our future operations, as a result of the settlement with Microsoft, will generate sufficient taxable income to realize certain of our deferred tax assets. As of June 30, 2006, we continue to have a valuation allowance of $36.7 million relating primarily to net operating losses that are restricted under Internal Revenue Code Section 382, and losses not yet realized for tax purposes on certain equity investments. We estimate that our effective tax rate for fiscal year 2006 will be approximately 37%.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning the first quarter in 2007. We have not yet evaluated the impact of implementation of FIN 48 on our consolidated financial statements.
Liquidity and Capital Resources
     Net cash provided by operating activities was $60.0 million and $10.8 million for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by operating activities in 2006 was primarily the result of net income of $63.8 million, which includes cash receipts of $98.0 million from Microsoft related to the Antitrust Litigation Settlement, and non-cash expenses including depreciation and amortization of $8.2 million, deferred taxes of $35.2 million and stock-based compensation of $7.3 million. These non-cash expenses were offset by: (1) a net decrease in certain operating assets and liabilities of $50.7 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period, which includes a decrease in accrued legal fees related to the Antitrust Litigation Settlement of $14.0 million, a decrease in accrued donations of $13.3 million, a decrease in accrued income taxes of $9.0 million, and a decrease in accrual of a loss on purchase commitment of $5.5 million; and (2) payments related to the accrued loss on excess office facilities and content agreement of $1.7 million. Net cash provided by operating activities in 2005 was primarily the result of: (1) net income of $5.5 million; (2) net increase in certain operating assets and liabilities of $7.7 million, which includes a decrease in deferred revenue of $3.2 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period; (3) depreciation and amortization of $7.7 million; (4) payments related to the accrued loss on excess office facilities of $2.4 million; (5) payments related to the accrued loss on content agreement of $1.5 million; and (6) equity in net losses of MusicNet of $1.1 million.
     Net cash used in investing activities was $27.1 million in the six months ended June 30, 2006 and net cash provided by investing activities was $10.6 million for the six months ended June 30, 2005. Net cash used in investing activities in 2006 was primarily due to net purchases of short-term investments, cash payments related to our acquisition of Zylom net of cash acquired, and purchases of equipment and leasehold improvements. Net cash provided by investing activities in 2005 was primarily due to net sales and maturities of short-term investments and proceeds from the sale of our equity investment in MusicNet, which were partially offset by cash payments related to the acquisition of Mr. Goodliving, net of cash acquired, and purchases of equipment and leasehold improvements.
     Net cash used in financing activities was $62.5 million in the six months ended June 30, 2006 and net cash provided by financing activities was $2.7 million in the six months ended June 30, 2005. Net cash used in financing activities during 2006 was due to repurchases of our common stock, which was partially offset by the proceeds from the exercise of stock options. Net cash provided by financing activities in 2005 was primarily due to proceeds from the exercise of stock options partially offset by a cash payment related to the repayment of a long-term note payable in connection with the acquisition of Mr. Goodliving.

     In November 2005, our Board of Directors authorized a share repurchase program for the repurchase of up to an aggregate value of $100 million of our outstanding common stock. The repurchases were made from time to time, depending on market conditions, share price and other factors. Repurchases were made in the open market or through private transactions, in accordance with Securities and Exchange Commission requirements. We entered into a Rule 10(b)5-1 plan designed to facilitate the repurchase of the authorized repurchase amount. In addition, the repurchase program did not require us to acquire a specific number of shares and may be terminated under certain conditions. During the quarter ended March 31, 2006, we repurchased approximately 9.5 million shares for an aggregate value of approximately $77.0 million at an average cost of $8.09 per share. From the inception of the November 2005 repurchase program through March 31, 2006, we had repurchased 12.4 million shares for an aggregate value of $100.4 million (inclusive of transaction costs) at an average price of $8.11 per share under the November 2005 program. As of March 31, 2006, we had repurchased all authorized amounts under the November 2005 repurchase program.
     In April 2006, our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of our outstanding common stock. The repurchases may be made from time to time, depending on market conditions, share price, trading volume and other factors. Repurchases may be made in the open market or through private transactions, in accordance with Securities and Exchange Commission requirements. We entered into a Rule 10(b)5-1 plan designed to facilitate the repurchase of the authorized repurchase amount. In addition, the repurchase program did not require us to acquire a specific number of shares and may be terminated under certain conditions. During the quarter ended June 30, 2006, we repurchased approximately 2.1 million shares for an aggregate value of approximately $20.0 million at an average cost of $9.43 per share. We currently intend to continue our stock repurchase program depending on market conditions and other factors until we reach the $100.0 million limit authorized by our Board of Directors, which will be a further use of cash.
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
     At June 30, 2006, we had approximately $786.1 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.
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
     We conduct our operations in eleven primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar, the Korean won and the Chinese yuan. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. For foreign currency exposures we do hedge, these transactions do not meet the criteria for hedge accounting under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom, Australia and China, where we invoice our customers primarily in yen, euros (for Germany and France), pounds, Australian dollars and Chinese yuan, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in either of the quarters or six months ended June 30, 2006 and 2005.
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
     Investment Risk. As of June 30, 2006, we had investments in voting capital stock of both publicly-traded and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly-traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Equity price fluctuations of plus or minus 10% of prices at June 30, 2006 would have had an impact of approximately $2.3 million on the value of our investments in publicly-traded companies at June 30, 2006, related primarily to our investment in J-Stream, a publicly-traded Japanese company.
     Foreign Currency Risk. International revenue accounted for approximately 26% and 25% of total net revenue for the quarter and six months ended June 30, 2006, respectively. Our international subsidiaries incur most of their expenses in their respective local currencies. Accordingly, all foreign subsidiaries use their local currency as their functional currency.
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
     Generally, our practice is to manage foreign currency risk for the majority of material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. We do not designate our foreign exchange forward contracts related to short-term intercompany accounts as hedges and, accordingly, we adjust these instruments to fair value through results of operations. We may, however, periodically hedge a portion of our foreign exchange exposures associated with material firmly committed transactions, long-term investments, highly predictable anticipated exposures and net investments in foreign subsidiaries.
     Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.
     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters or six months ended June 30, 2006 and 2005.
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

     (b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In August 2005, a lawsuit was filed against us in the U.S. District Court for the District of Maryland by Ho Keung Tse, an individual residing in Hong Kong. The suit alleges that certain of our products and services infringe the plaintiff’s patent relating to “the distribution of digital files, including sound tracks, music, video and executable software in a manner which restricts unauthorized use.” The plaintiff seeks to enjoin us from the allegedly infringing activity and to recover treble damages for the alleged infringement. In October 2005, our co-defendant moved to transfer the lawsuit from the District of Maryland to the Northern District of California. We dispute the plaintiff’s allegations in the action and intend to vigorously defend ourself.
     In June 2003, a lawsuit was filed against us and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of our and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” Friskit seeks to enjoin us from the alleged infringing activity and to recover treble damages from the alleged infringement. We have filed our answer and a counterclaim against Friskit challenging the validity of the patents at issue. The trial court has also granted our motion to transfer the action to the Northern District of California. We dispute Friskit’s allegations in this action and intend to vigorously defend ourself.
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
     Our Consumer Products and Services segment in the quarter and six months ended June 30, 2006 represented approximately 87% of total revenue. These consumer businesses compete in new and rapidly evolving markets and face substantial competitive threats. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by businesses in new and fiercely competitive markets. Our Consumer Products and Services revenue and subscriber and user base have grown substantially in the past two years and it is unlikely that we will be able to sustain our recent growth rates.

Our online consumer businesses have generally lower margins than our traditional software license business.
     The gross margin for our Consumer Products and Services segment is lower than the gross margins in our Technology Products and Solutions segment. The cost of third party content, in particular, is a substantial percentage of net revenue and is unlikely to decrease significantly over time as a percentage of net revenue. Our Consumer Products and Services businesses represent a substantial majority of our revenue and include our music subscriptions and sales, video subscription services and games subscription and sales as well as advertising revenue across our web properties. If our Consumer Products and Services revenue continues to grow as a percentage of our overall revenue, our margins may further decrease which may affect our ability to sustain profitability. We are also increasingly acquiring music subscribers through wholesale relationships with broadband service providers and other distribution partners, such as our agreement with Comcast for the distribution of our radio products. Our gross margins could be negatively impacted if usage of our radio products by these subscribers significantly exceeds our forecasts.
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
     Our operating results could be adversely impacted by subscriber churn. Internet subscription businesses are a relatively new media delivery model and we cannot predict with accuracy our long-term ability to retain subscribers or add new subscribers. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared to competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. In addition, the costs of marketing and promotional activities necessary to add new subscribers and the costs of obtaining content that customers desire may adversely impact our margins and operating results. In recent periods, we have seen an increase in the number of gross customer cancellations of our subscription services due in part to our increasingly large subscriber base. We are also increasingly acquiring music subscribers through alternative marketing channels, including direct marketing and third party distribution. We believe that subscribers obtained through these channels are likely to have higher cancellation rates.
Our digital content subscription businesses depend on our continuing ability to license compelling content on commercially reasonable terms.
     We must continue to obtain compelling digital media content for our video, music and games subscription services in order to maintain and increase subscription service revenue and overall customer satisfaction for these products. In some cases, we pay substantial fees to obtain premium content. In particular, we pay substantial royalty fees to the music labels to license content. If we cannot obtain premium digital content for any of our digital content subscription services on commercially reasonable terms, or at all, our business will be harmed.
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
     Music. Our online music services face significant competition from traditional offline music distribution competitors and from other online digital music services. Some of these competing online services have spent substantial amounts on marketing and have received significant media attention, including Apple’s iTunes music download service, which it markets closely with its extremely popular iPod line of portable digital audio players, Napster’s music subscription service and Yahoo!, which offers certain of its competing music subscription products at a lower price than our similar products. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and MSN services and recently announced its intention to develop and market a portable music player and related download software, reportedly to be called Zune. We also expect increasing competition from media companies such as MTV, and from online retailers such as Amazon.com, which is also reportedly planning to develop and market a digital music player and a related digital music subscription service. Our current music service offerings may not be able to compete effectively in this highly competitive market, particularly if new or existing competitors continue to price their competing digital music products and services lower than ours or increase the costs of customer acquisition through their marketing efforts. Our online music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access an expansive array of free content without securing licenses from content providers. Enforcement efforts have not effectively shut down these services and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours.
     Media Software and Services. Our media software and services (primarily our SuperPass subscription service) face competition from existing competitive alternatives and other emerging services and technologies, such as user generated content services like YouTube and Google Video. Content owners are increasingly marketing their content on their own websites rather than licensing to other distributors such as us. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, Microsoft, Apple, Yahoo! and broadband Internet service providers. We expect this competition to become more intense as the market and business models for Internet video content mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets to promote their offerings successfully.
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
     We cannot predict whether consumers will adopt or maintain our digital media products, especially in light of the fact that Microsoft bundles its competing Windows Media Player with its Windows operating system. Our inability to maintain continued high volume distribution of our digital media products could hold back the growth and development of related revenue streams from these market segments, including the distribution of third party products and therefore could harm our business and our prospects.
Our consumer businesses depend upon effective digital rights management solutions.
     Our consumer businesses depend upon effective digital rights management solutions that control accessibility to digital content. These solutions are important to address concerns of content providers regarding online piracy. We cannot be certain that we can develop, license or acquire such solutions, or that content licensors, electronic device makers or consumers will accept them. In addition, consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. If digital rights management solutions are not effective, or are perceived as not effective, content providers may not be willing to include content in our services, which would harm our business and operating results. If our digital rights management technology is compromised or otherwise malfunctions, we could be subject to lawsuits seeking compensation for any harm caused and our business could be harmed.

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
     With the exception of 2005 and the first half of 2006, we have incurred losses in every year since our inception. Our profit in 2005 was primarily related to cash payments from Microsoft related to our antitrust litigation settlement and commercial agreements. Due to our cost structure, we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future.
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
     In 2003, we filed suit against Microsoft in the U.S. District Court for the Northern District of California, alleging that Microsoft violated U.S. and California antitrust laws. In our lawsuit, we alleged that Microsoft had illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. In October 2005, we entered into a settlement agreement with Microsoft regarding these claims and we also entered into two commercial agreements with Microsoft related to our digital music and casual games businesses. The settlement agreement consists of a series of substantial cash payments to us and a series of technology agreements between the two companies. We cannot be sure that we will be able to apply the proceeds of the settlement in a way that will improve our operating results or otherwise increase the value of our shareholders’ investments in our stock. Under the music and games agreements, Microsoft is scheduled to pay us approximately $184.6 million over the next three quarters. Microsoft can earn credits at pre-determined market rates for subscribers and users delivered to us through marketing and promotional efforts of its MSN network of websites, which will be applied against the quarterly contractual payments in the music agreement. The rate at which Microsoft may deliver subscribers and users to us and the rate at which Microsoft may earn the related credits is unpredictable and we do not know whether these agreements will have a substantial impact on our music and games businesses. In addition, our music and games agreements are fixed-term arrangements that require joint collaborative efforts to be successful and may not result in a sustainable favorable impact on our business or financial results during or beyond the term of the agreements.
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
     Microsoft is one of our principal competitors in the development and distribution of digital media and media distribution technology. Microsoft’s market power in related markets such as personal computer operating systems, office software suites and web browser software gives it unique advantages in the digital media markets. Despite the settlement of our antitrust litigation with Microsoft, we expect that Microsoft will continue to compete vigorously in the digital media markets in the future. Microsoft’s dominant position in certain parts of the computer and software markets, and its aggressive activities have had, and in the future will likely continue to have, adverse effects on our business and operating results.
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
     As part of our international expansion strategy, we intend to grow our business in the People’s Republic of China (the “PRC”). The PRC government regulates our business in the PRC through regulations and license requirements restricting (i) the scope of foreign investment in the Internet, retail and delivery sectors, (ii) Internet content and (iii) the sale of certain media products. In order to meet the PRC local ownership and regulatory licensing requirements, our business in the PRC will be operated through a PRC subsidiary which acts in cooperation with PRC companies owned by nominee shareholders who are PRC nationals. Although we believe this structure complies with existing PRC laws, it involves unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the PRC government will ultimately take a view contrary to ours. If any of our PRC entities were found to be in violation of existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have its licenses revoked or be forced to shut down entirely. In addition, if we are unable to enforce our contractual relationships with respect to management and control of our PRC business, we might be unable to continue to operate the business or we may lose the ability to effectively control the operations of the local PRC company.
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
We account for employee stock options using the fair value method, which may have a material adverse affect on our results of operations.
     On January 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 – revised 2004, “Share Based Payment” (SFAS 123R), which requires a company to recognize, as an expense, the fair value of stock options and other stock-based compensation. We are required to record an expense for our stock-based compensation plans using the fair value method as described in SFAS 123R, which results in the recognition of significant and ongoing accounting charges, for which we recorded an expense of $3.7 million and $7.3 for the quarter and six months ended June 30, 2006, respectively, in our condensed consolidated statement of operations related to our stock-based compensation plans. Stock options are also a key part of the compensation packages that we offer our employees. If we are forced to curtail our broad-based option program due to these additional charges, it may become more difficult for us to attract and retain employees.
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
     We have evaluated our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. The requirements and processes associated with Section 404 are relatively new and still evolving and we cannot be certain that the measures we have taken will be sufficient to meet the Section 404 requirements as changes occur to the guidance and our reporting environment or that we will be able to implement and maintain adequate controls over financial reporting processes and reporting in the future. Moreover, we cannot be certain that the costs associated with such measures will not exceed our estimates, which could impact our overall level of profitability. Any failure to meet the Section 404 requirements or to implement required new or improved controls, or difficulties or unanticipated costs encountered in their implementation, could cause investors to lose confidence in our reported financial information or could harm our financial results, which could have a negative effect on the trading price of our stock.
Our stock price has been volatile in the past and may continue to be volatile.
     The trading price of our common stock has been highly volatile. For example, during the 52-week period ended June 30, 2006, the price of our common stock ranged from $11.05 to $4.65 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, changes in financial estimates, recommendations by securities analysts, changes in the competitive environment, as well as any of the other risk factors described above.
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
Special Note Regarding Forward-Looking Statements
     We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:
•	the impact of our acquisition of Zylom on our position in the European games market;

•	increasing competition to our video content services;

•	future competitive activities of Microsoft in the overall market for digital media and media distribution products and services;

•	anticipated increased cancellation rates of subscribers to our internet subscription services who we obtain through alternative marketing channels;

•	increasing competition to our online music services from media companies, online retailers and Internet portals;

•	increasing competition to our online game distribution business;

•	the growth of our business in China;

•	the impact on our gross margins if revenue from our digital media subscription services continues to grow as a percentage of our net revenue;

•	the increase of our sales and marketing expenses in dollars and as a percentage of total net revenue as we grow our consumer business and shift our marketing efforts to consumer products and services;

•	our future activities under our stock repurchase program;

•	future capital needs and expenditures;

•	plans for future acquisitions of technologies and businesses;

•	the future impact of a sudden change in market interest rates on our operating results and cash flows; and

•	the impact and duration of current litigation in which we are involved.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Between April 1, 2006 and June 30, 2006, the Company has issued and sold unregistered securities as follows:
(1)	On June 30, 2006, the Company issued an aggregate of 1,821 shares of Common Stock to three non-employee directors as compensation for board service during the second quarter of 2006 pursuant to the RealNetworks, Inc. Director Compensation Stock Plan. The aggregate value of the shares was approximately $19,485. The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.
     (b) Not applicable
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers (in thousands, except per share amounts)

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid Per	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Share	or Programs	or Programs[1]
4/1/2006 — 4/30/2006	—	$—	—	$100,000
5/1/2006 — 5/31/2006	922	$9.42	922	$91,317
6/1/2006 — 6/30/2006	1,198	$9.43	1,198	$80,016

Total	2,120	$9.43	2,120

[1]	On April 27, 2006, the Company announced a share repurchase program in which the Company’s Board of Directors authorized the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock. All of the repurchases in the table above were made through that program.
Item 3. Default Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote for Security Holders
     An Annual Meeting of Shareholders of RealNetworks, Inc. (the “Annual Meeting”) was held on June 5, 2006. The matters voted on at the Annual Meeting and votes cast on such matters were as follows:
     The election of two Class 3 directors to serve until the 2009 Annual Meeting of Shareholders, or until such directors’ earlier retirement, resignation or removal, or the election of their successors.
     The table below shows the results of the shareholders’ voting:

Directors Elected	For	Withheld
Robert Glaser	147,023,704	1,338,532
Jeremy Jaech	147,669,331	692,905
     The terms of the following directors continued after the Annual Meeting:
Eric Benhamou
Edward Bleier
James Breyer
Jonathan Klein
Kalpana Raina
     The table below shows the results of the shareholders’ voting for the ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	Against	Abstain
146,991,756	1,317,500	52,980
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2006.

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