Form 10-Q
period 2006-09-30
REALNETWORKS INC
filed 2006-11-09
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of October 31, 2006 was 161,595,952.

RealNetworks, Inc.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$693,057	$651,971
Short-term investments	151,745	129,356
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	24,481	16,721
Deferred tax assets, net, current portion	7,046	54,204
Prepaid expenses and other current assets	11,488	11,933

Total current assets	887,817	864,185

Equipment, software and leasehold improvements, at cost:
Equipment and software	65,551	56,402
Leasehold improvements	29,139	27,964

Total equipment, software and leasehold improvements	94,690	84,366
Less accumulated depreciation and amortization	60,235	51,228

Net equipment, software and leasehold improvements	34,455	33,138

Restricted cash equivalents	17,300	17,300
Equity investments	26,269	46,163
Other assets	4,177	2,397
Deferred tax assets, net, non-current portion	15,967	19,147
Goodwill	132,789	123,330
Other intangible assets, net	7,386	7,337

Total assets	$1,126,160	$1,112,997

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,905	$11,397
Accrued and other liabilities	72,105	112,340
Deferred revenue, current portion	25,469	25,021
Accrued loss on excess office facilities, current portion	4,053	4,623

Total current liabilities	116,532	153,381

Deferred revenue, non-current portion	340	276
Accrued loss on excess office facilities, non-current portion	11,323	13,393
Deferred rent	4,472	4,018
Convertible debt	100,000	100,000
Other long-term liabilities	1,679	196

Total liabilities	234,346	271,264

Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value Authorized 1,000,000 shares; issued and outstanding 161,108 shares in 2006 and 166,037 shares in 2005	161	166
Additional paid-in capital	760,347	805,067
Deferred stock compensation	—	(19)
Accumulated other comprehensive income	15,597	26,724
Retained earnings	115,709	9,795

Total shareholders’ equity	891,814	841,733

Total liabilities and shareholders’ equity	$1,126,160	$1,112,997

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Quarters ended		Nine Months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenue (A)	$93,676	$82,233	$269,687	$241,491
Cost of revenue (B)	28,389	24,695	81,788	74,273

Gross profit	65,287	57,538	187,899	167,218

Operating expenses:
Research and development	18,344	16,354	55,127	45,381
Sales and marketing	37,560	30,745	111,604	93,809
General and administrative	14,043	7,037	41,586	21,120
Loss on excess office facilities	—	—	738	—

Subtotal operating expenses	69,947	54,136	209,055	160,310

Antitrust litigation expenses (benefit), net	(61,861)	3,531	(159,554)	11,925
Total operating expenses, net	8,086	57,667	49,501	172,235

Operating income (loss)	57,201	(129)	138,398	(5,017)

Other income (expense), net:
Interest income, net	10,618	2,904	27,978	7,499
Equity in net loss of MusicNet	—	—	—	(1,068)
Gain on sale of equity investments	—	11,740	2,286	19,330
Other, net	242	124	432	(276)

Other income, net	10,860	14,768	30,696	25,485

Net income before income taxes	68,061	14,639	169,094	20,468
Income tax provision	(25,908)	(3,457)	(63,180)	(3,763)

Net income	$42,153	$11,182	$105,914	$16,705

Basic net income per share	$0.26	$0.07	$0.66	$0.10
Diluted net income per share	$0.24	$0.06	$0.59	$0.09
Shares used to compute basic net income per share	160,578	170,797	160,466	170,761
Shares used to compute diluted net income per share	178,913	184,180	178,551	184,276

Comprehensive income:
Net income	$42,153	$11,182	$105,914	$16,705
Unrealized holding gains (losses) on investments, net of tax	28	16,321	(12,887)	21,831
Adjustments for gains reclassified to net income	—	(4,052)	—	(4,052)
Foreign currency translation gains (losses)	388	(109)	1,760	(1,400)

Comprehensive income	$42,569	$23,342	$94,787	$33,084

(A) Components of net revenue:
License fees	$22,528	$19,596	$68,014	$60,605
Service revenue	71,148	62,637	201,673	180,886

	$93,676	$82,233	$269,687	$241,491

(B) Components of cost of revenue:
License fees	$9,675	$8,666	$28,865	$24,888
Service revenue	18,714	16,029	52,923	49,385

	$28,389	$24,695	$81,788	$74,273

See accompanying notes to unaudited condensed consolidated financial statements

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$105,914	$16,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,480	11,869
Stock-based compensation	12,332	109
Equity in net losses of MusicNet	—	1,068
Changes in accrued loss on excess office facilities and content agreement	(2,640)	(6,230)
Loss on disposal of equipment	76	250
Gain on sale of equity investments	(2,286)	(19,330)
Deferred income taxes	56,508	3,324
Other	73	48
Net change in certain operating assets and liabilities, net of balances acquired	(48,496)	6,127

Net cash provided by operating activities	133,961	13,940

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(9,316)	(10,728)
Purchases of intangible assets	—	(1,000)
Purchases of short-term investments	(177,868)	(121,540)
Proceeds from sales and maturities of short-term investments	156,006	127,790
Decrease in restricted cash equivalents	—	2,095
Proceeds from sale of equity investments	2,286	19,530
Purchases of cost based investments	(834)	(647)
Payment of acquisition costs, net of cash acquired	(7,086)	(14,705)

Net cash provided by (used in) investing activities	(36,812)	795

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	41,976	4,926
Repayment of long-term note payable	—	(648)
Repurchase of common stock	(98,869)	(29,275)

Net cash used in financing activities	(56,893)	(24,997)

Effect of exchange rate changes on cash and cash equivalents	830	(492)

Net increase (decrease) in cash and cash equivalents	41,086	(10,754)
Cash and cash equivalents at beginning of period	651,971	219,426

Cash and cash equivalents at end of period	$693,057	$208,672

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for income taxes	$14,181	$—

Non-cash consideration in business combinations:
Accrued acquisition payments	$2,079	$—

Accrued acquisition costs	$—	$1

Long-term notes payable acquired in business combination	$—	$863

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
     Inherent in the Company’s business are various risks and uncertainties, including the limited history of certain of its product and service offerings and its limited history of offering premium subscription services on the Internet. The Company’s success will depend on, among other things, the acceptance of the Company’s technology, products and services and the ability to generate related revenue.
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
     These financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2006. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(c) Cash, Cash Equivalents and Short-Term Investments
     Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	September 30, 2006	December 31, 2005
Cash and cash equivalents	$693,057	$651,971
Short-term investments	151,745	129,356

Total cash, cash equivalents and short-term investments	$844,802	$781,327

Restricted cash equivalents	$17,300	$17,300

     Restricted cash equivalents at September 30, 2006 represent (a) cash equivalents pledged as collateral against a $10.0 million letter of credit in connection with a lease agreement for the Company’s corporate headquarters, and (b) cash equivalents pledged as collateral against a $7.3 million letter of credit with a bank which represents collateral on the lease of a building located near the Company’s corporate headquarters.
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
     During the quarter ended March 31, 2006, the Company established Beijing RealNetworks Technology Co., Ltd, a Wholly Owned Foreign Entity (WOFE) which operates an Internet retail website in the People’s Republic of China (PRC) in cooperation with a PRC affiliate. The results of operations of the WOFE have been included in the Company’s consolidated results since the establishment date of the WOFE. The PRC regulates the WOFE’s business through regulations and license requirements restricting: (i) the scope of foreign investment in the Internet, retail and delivery sectors; (ii) Internet content; and (iii) the sale of certain media products. In order to meet the PRC local ownership and regulatory licensing requirements, the WOFE’s business is operated through a PRC affiliate which is owned by nominee shareholders who are PRC nationals and are RealNetworks employees. The WOFE does not own any capital stock of the PRC affiliate, but is the primary beneficiary of future losses or profits through contractual rights. As a result, the Company consolidates the results of the PRC affiliate in accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R). The net assets and operating results for the PRC affiliate were not significant during the quarter and nine months ended September 30, 2006.
(e) Other Assets
     Other assets primarily consist of offering costs and other long-term deposits. The Company incurred the offering costs as a result of its convertible debt offering in 2003. These costs are deferred and are being amortized using the straight-line method, which approximates the effective interest method, over a 5-year period.
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
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	160,578	170,797	160,466	170,761

Shares used to compute basic net income per share	160,578	170,797	160,466	170,761
Dilutive potential common shares
Stock options	7,585	2,633	7,335	2,765
Convertible debt	10,750	10,750	10,750	10,750

Shares used to compute diluted net income per share	178,913	184,180	178,551	184,276

     Approximately 9.2 million and 7.6 million shares of common stock potentially issuable from stock options for the quarter and nine months ended September 30, 2006, respectively, and 24.1 million shares of common stock for both the quarter and nine months ended September 30, 2005, respectively, are excluded from the calculation of diluted net income per share because the exercise price per share was greater than the average per share market price of the common stock for the respective period.
(i) Derivative Financial Instruments
     During the quarter ended September 30, 2006, the Company entered into foreign currency forward contracts to manage the foreign currency risk of certain intercompany balances denominated in a foreign currency. Although these instruments are effective as a hedge from an economic perspective, they do not meet the criteria for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended.
     At September 30, 2006, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value
Japanese Yen (“YEN”) (contracts to pay YEN/receive US$)	(YEN) 151,300	$1,293	$3
     At December 31, 2005, the following foreign currency contracts were outstanding and recorded at fair value (in thousands):

	Contract Amount	Contract Amount
	(Local Currency)	(US Dollars)	Fair Value
British Pounds (“GBP”) (contracts to receive GBP/pay US$)	(GBP) 1,000	$1,736	$(15)
Euro (“EUR”) (contracts to pay EUR/receive US$)	(EUR) 1,260	$1,514	$23
Japanese Yen (“YEN”) (contracts to receive YEN/pay US$)	(YEN) 30,000	$251	$4
     No derivative instruments designated as hedges for accounting purposes were outstanding at September 30, 2006 or December 31, 2005.
(j) Accumulated Other Comprehensive Income
     The Company’s accumulated other comprehensive income at September 30, 2006 and December 31, 2005 consisted of net unrealized gains on investments and the net amount of foreign currency translation adjustments. The tax effect of the foreign currency translation adjustments and unrealized gains and losses on investments has been taken into account if applicable. The components of accumulated other comprehensive income are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Unrealized gains on investments, net of taxes of $6,278 in 2006 and $13,592 in 2005	$15,829	$28,717
Foreign currency translation adjustments	(232)	(1,993)

Total accumulated other comprehensive income	$15,597	$26,724

(k) Stock-Based Compensation
     On January 1, 2006, the Company adopted the provisions of, and began accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 — revised 2004, “Share Based Payment” (SFAS 123R), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS 123. The Company utilized the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s 2006 fiscal year. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS 123.
     The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior. For the quarter and nine months ended September 30, 2006, expected stock price volatility is based on a combination of historical volatility of the Company’s stock for the related expected term and the implied volatility of its traded options. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected term of the stock options or four years. The Company has not paid dividends in the past.
     In accordance with SFAS 123R the Company presents excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the Condensed Consolidated Statement of Cash Flows for quarters in which a tax benefit is recorded. No such benefit was recorded for the quarter or nine months ended September 30, 2006 and as a result there were no differences in net cash provided by (used in) operating and financing activities due to the implementation of SFAS 123R.
     The Company recognizes compensation cost related to stock options granted prior to the adoption of SFAS 123R on an accelerated basis over the applicable vesting period using the methodology described in Financial Accounting Standards Board (FASB) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). The Company recognizes compensation cost related to options granted subsequent to the adoption of SFAS 123R on a straight-line basis over the applicable vesting period. At September 30, 2006, the Company had options outstanding under six stock-based compensation plans. The Company issues new shares of its common stock to satisfy stock option exercises.
     During the quarter and nine months ended September 30, 2006, the Company recognized approximately $5.0 million and $12.3 million, respectively, related to stock-based compensation. The amounts are classified in the Company’s unaudited condensed consolidated statements of operations as follows (in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of revenue	$57	$148
Research and development	1,878	4,565
Sales and marketing	1,920	4,713
General and administrative	1,166	2,906

Total stock-based compensation	$5,021	$12,332

     No stock-based compensation was capitalized as part of the cost of an asset as of September 30, 2006. As of September 30, 2006, $20.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately two years.
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
     The following table presents the impact of the Company’s adoption of SFAS 123R on selected line items from the unaudited condensed consolidated statement of operations for the quarter and nine months ended September 30, 2006 (in thousands, except per share amounts):

	Quarter Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Reported	If Reported	As Reported	If Reported
	Following	Following	Following	Following
	SFAS 123(R)	APB 25	SFAS 123(R)	APB 25
Operating income	$57,201	$62,222	$138,398	$150,730
Income before income taxes	68,061	73,082	169,094	181,426
Net income	$42,153	$45,263	$105,914	$113,713
Basic net income per share	$0.26	$0.28	$0.66	$0.71
Diluted net income per share	$0.24	$0.25	$0.59	$0.64

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the quarter and nine months ended September 30, 2005 (in thousands, except per share data):

	Quarter Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$11,182	$16,705
Plus: stock-based employee compensation expense included in reported net income, net of related tax effects	25	109
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,720)	(10,134)

Pro forma net income	$7,487	$6,680

Net income per share:
Basic — as reported	$0.07	$0.10
Diluted — as reported	$0.06	$0.09
Basic — pro forma	$0.04	$0.04
Diluted — pro forma	$0.04	$0.04
For further information related to the Company’s equity compensation plans, refer to NOTE 10 — EQUITY COMPENSATION PLANS.
(l) Reclassifications
     Certain reclassifications have been made to the September 30, 2005 unaudited condensed consolidated financial statements, and footnotes thereto, to conform to the September 30, 2006 presentation.
(m) Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning the first fiscal quarter in 2007. The Company has not yet evaluated the impact of implementation of FIN 48 on its condensed consolidated financial statements.
     In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “Accounting Changes and Error Corrections”. The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (1) the accounting policy elected for these taxes and (2) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 to have a material impact on our condensed consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS 157 will have on its condensed consolidated financial statements.
     In September 2006, the SEC issued SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified on the current year financial statements. When a current year misstatement has been quantified, SAB No. 99, “Financial Statements — Materiality” should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB 108 also discusses the implications of misstatements uncovered upon the application of SAB 108 in situations when a registrant has historically been using either the iron curtain approach or the rollover approach as described in the SAB. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in their annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is evaluating what impact the adoption of SAB 108 will have on its condensed consolidated financial statements.

NOTE 2 — SEGMENT INFORMATION
     The Company operates in two business segments for which the Company receives revenue from its customers: Consumer Products and Services and Technology Products and Solutions. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, Executive Vice President and Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Consumer Products and Services segment and Technology Products and Solutions segment and, therefore, the Company reports these as operating segments as defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131).

     The Company’s customers consist primarily of business customers and individual consumers located in the United States and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States	$69,433	$63,478	$201,675	$184,678
Europe	15,895	10,937	45,725	33,547
Rest of the world	8,348	7,818	22,287	23,266

Total net revenue	$93,676	$82,233	$269,687	$241,491

     The Company’s segment revenue is defined as follows:
•	Consumer Products and Services primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass; sales and distribution of third party software and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.
•	Technology Products and Solutions primarily includes revenue from: sales of media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through OEM channels; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services; and consulting services we offer to our customers. These products and services are primarily sold to corporate, educational and governmental customers.
     Net revenue by segment is as follows (in thousands):

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Consumer Products and Services	$82,497	$71,750	$234,750	$206,549
Technology Products and Solutions	11,179	10,483	34,937	34,942

Total net revenue	$93,676	$82,233	$269,687	$241,491

     Consumer Products and Services revenue is comprised of the following (in thousands):

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Music	$30,375	$26,193	$89,411	$74,009
Media Software and Services	29,586	30,858	82,990	92,004
Games	22,536	14,699	62,349	40,536

Total Consumer Products and Services revenue	$82,497	$71,750	$234,750	$206,549

     Long-lived assets, net by geographic region are as follows (in thousands):

	September 30,	December 31,
	2006	2005
United States	$147,820	$149,247
Europe	26,134	14,256
Rest of world	676	302

Total long-lived assets, net	$174,630	$163,805

     Goodwill is assigned to the Company’s segments as follows (in thousands):

	September 30,	December 31,
	2006	2005
Consumer Products and Services	$126,799	$117,340
Technology Products and Solutions	5,990	5,990

Total goodwill	$132,789	$123,330

     Reconciliation of segment operating income (loss) to net income (loss) before income taxes is as follows (in thousands):

	Consumer Products	Technology Products	Reconciling
For the Quarter Ended September 30, 2006	and Services	and Solutions	Amounts	Consolidated
Net revenue	$82,497	$11,179	$—	$93,676
Cost of revenue	26,302	2,087	—	28,389

Gross profit	56,195	9,092	—	65,287
Antitrust litigation expense (benefit)	—	—	(61,861)	(61,861)
Other operating expenses	56,881	13,066	—	69,947

Operating income (loss)	(686)	(3,974)	61,861	57,201
Total non-operating income, net	—	—	10,860	10,860

Net income (loss) before income taxes	$(686)	$(3,974)	$72,721	$68,061

	Consumer Products	Technology Products	Reconciling
For the Nine Months Ended September 30, 2006	and Services	and Solutions	Amounts	Consolidated
Net revenue	$234,750	$34,937	$—	$269,687
Cost of revenue	75,468	6,320	—	81,788

Gross profit	159,282	28,617	—	187,899
Antitrust litigation expense (benefit)	—	—	(159,554)	(159,554)
Loss on excess office facilities	—	—	738	738
Other operating expenses	167,223	41,094	—	208,317

Operating income (loss)	(7,941)	(12,477)	158,816	138,398
Total non-operating income, net	—	—	30,696	30,696

Net income (loss) before income taxes	$(7,941)	$(12,477)	$189,512	$169,094

	Consumer Products	Technology Products	Reconciling
For the Quarter Ended September 30, 2005	and Services	and Solutions	Amounts	Consolidated
Net revenue	$71,750	$10,483	$—	$82,233
Cost of revenue	22,770	1,925	—	24,695

Gross profit	48,980	8,558	—	57,538
Antitrust litigation expense (benefit)	—	—	3,531	3,531
Other operating expenses	43,016	11,120	—	54,136

Operating income (loss)	5,964	(2,562)	(3,531)	(129)
Total non-operating income, net	—	—	14,768	14,768

Net income (loss) before income taxes	$5,964	$(2,562)	$11,237	$14,639

	Consumer Products	Technology Products	Reconciling
For the Nine Months Ended September 30, 2005	and Services	and Solutions	Amounts	Consolidated
Net revenue	$206,549	$34,942	$—	$241,491
Cost of revenue	68,133	6,140	—	74,273

Gross profit	138,416	28,802	—	167,218
Antitrust litigation expense (benefit)	—	—	11,925	11,925
Other operating expenses	125,049	35,261	—	160,310

Operating income (loss)	13,367	(6,459)	(11,925)	(5,017)
Total non-operating income, net	—	—	25,485	25,485

Net income (loss) before income taxes	$13,367	$(6,459)	$13,560	$20,468

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
     Goodwill changed during 2006 as follows (in thousands):

Goodwill at December 31, 2005	$123,330
Acquisition of Zylom	8,168
Effects of foreign currency translation	1,291

Goodwill at September 30, 2006	$132,789

NOTE 5 — EQUITY INVESTMENTS
     The Company has made minority equity investments for business and strategic purposes through the purchase of voting capital stock of certain companies. The Company’s investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term. The Company periodically evaluates whether declines in fair value, if any, of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent of which the quoted market price is less than its accounting basis. The Company also considers other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, the Company considers similar qualitative and quantitative factors and also considers the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances at September 30, 2006, the Company determined that there were no other-than-temporary declines in fair value for the quarter and nine months then ended.
     As of September 30, 2006, the Company owned marketable equity securities of J-Stream, a Japanese media services company, representing approximately 10.6% of the investee’s outstanding shares, accounted for as available-for-sale securities. The market value of these shares has increased from the Company’s original cost of approximately $0.9 million, resulting in a carrying value of $22.7 million and $43.4 million at September 30, 2006 and December 31, 2005, respectively. The increase over the Company’s cost basis, net of tax effects, was $15.5 million and $28.9 million at September 30, 2006 and December 31, 2005, respectively, and is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited and the share price is volatile. Accordingly, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.
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
     The Company recorded in its statement of operations its equity share of MusicNet’s net loss through the date of disposition, which was not significant during the quarter ended September 30, 2005 and was $1.1 million for the nine months ended September 30, 2005. No amounts were recorded during 2006. For purposes of calculating the Company’s equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses recorded by the Company represented approximately 36.1% of MusicNet’s net losses through the date of disposition in 2005.
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
     A summary of activity for the accrued loss on excess office facilities is as follows (in thousands):

Accrued loss at December 31, 2005	$18,016
Less amounts paid, net of sublease income	(3,378)
Revisions to estimates in accrued loss on excess office facilities in 2006	738

Accrued loss at September 30, 2006	$15,376

NOTE 8 — CONVERTIBLE DEBT
     During 2003, the Company issued $100 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt, and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of approximately $9.30 per share if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased or converted, in exchange for cash at 100% of the principal amount of the notes. The purchasers may require the Company to purchase all or a portion of the notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and are being amortized over a five-year period. Interest expense from the amortization of offering costs in the amount of $0.2 million and $0.5 million is recorded in interest income, net for the quarter and nine months ended September 30, 2006 and 2005, respectively. The net proceeds of the issuance are to be used for general corporate purposes, acquisitions, other strategic transactions including joint ventures, and other working capital requirements.
NOTE 9 — REPURCHASE OF COMMON STOCK
     In November 2005, the Company announced a share repurchase program to repurchase up to an aggregate of $100.0 million of the Company’s outstanding common stock. During the quarter ended March 31, 2006, the Company repurchased approximately 9.5 million shares for an aggregate value of approximately $77.0 million at an average cost of $8.09 per share. From the inception of the November 2005 repurchase program through March 31, 2006, the Company repurchased 12.4 million shares under the November 2005 program for an aggregate value of $100.4 million (inclusive of transaction costs) at an average price of $8.11 per share. At March 31, 2006, no amounts authorized were outstanding under the November 2005 repurchase program.
     In April 2006, the Company announced a new share repurchase program, in which the Company’s Board of Directors authorized the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock. During the quarter ended September 30, 2006, the Company repurchased approximately 0.2 million shares for an aggregate value of approximately $1.9 million at an average cost of $9.51 per share. Since the inception of the April 2006 repurchase program, the Company has repurchased approximately 2.3 million shares for an aggregate value of approximately $21.9 million at an average cost of $9.44 per share. At September 30, 2006, the remaining amount authorized under the April 2006 repurchase program was approximately $78.1 million.
NOTE 10 — EQUITY COMPENSATION PLANS
     The Company has options outstanding under six equity compensation plans (Plans) to compensate its employees and directors for past and future services. Of the Plans, the RealNetworks Inc. 2005 Stock Incentive Plan (2005 Plan) and the RealNetworks Inc. Director Compensation Stock Plan (Director Plan) remain active and are available for future grants. The Company has reserved 23.6 million shares under the 2005 Plan, which includes a total of 5.1 million shares cancelled from prior Plans and transferred to the 2005 Plan, and 0.4 million shares under the Director Plan. As of September 30, 2006, 8.8 million shares were available for grant under the 2005 Plan and 0.3 million shares were available for grant under the Director Plan. Generally, options vest based on continuous employment, over a four- or five-year period. The options expire in either seven, ten or twenty years from the date of grant and are exercisable at the fair market value of the common stock at the grant date. Shares that lapse due to forfeiture or expiration are available for re-issuance.
     A summary of stock option related activity is as follows:

	Shares	Options Outstanding		Weighted
	Available	Number	Weighted	Average Fair
	for Grant	of Shares	Average	Value-
	in (000’s)	in (000’s)	Exercise Price	Grants
Balance at December 31, 2005	14,473	35,622	$6.95
Options granted at common stock price	(8,629)	8,629	9.52	$4.30
Options exercised	—	(6,773)	6.04
Options canceled	3,003	(3,003)	6.41

Balance at September 30, 2006	8,847	34,475	$7.82

     The weighted average fair value of options granted during the nine months ended September 30, 2005 was $2.41. Pursuant to the provisions of the 2005 Stock Incentive Plan, Shares Available for Grant as of December 31, 2005 were adjusted to reflect an additional 3.1 million available shares which were cancelled from previously expired Plans during 2005.

     The fair value of options granted was determined using the Black-Scholes model. The following assumptions were used to perform the calculations:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.68-5.06%	3.17%	4.35-5.07%	2.83–3.17%
Expected life (years)	4.3	4.4	4.3	4.4
Volatility	49%	56%	48-49%	48-56%
     The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number of	Average
	of Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	(in 000’s)	Life (Years)	Price	(in 000’s)	Price
$0.02 — $5.01	5,779	10.06	$4.19	2,493	$3.42
$5.03 — $5.89	5,713	14.56	5.52	1,463	5.58
$5.90 — $6.74	4,631	16.37	6.17	2,287	6.11
$6.75 — $7.22	4,718	15.37	7.15	4,063	7.19
$7.24 — $8.58	4,579	7.88	7.97	1,120	7.89
$8.69 — $10.06	6,064	7.65	9.85	869	9.55
$10.06 — $46.00	2,981	10.71	18.41	1,861	23.24
$46.19 — $46.19	10	12.95	46.19	10	46.19

	34,475	11.72	$7.82	14,166	$8.52

     At September 30, 2005, there were approximately 18.1 million exercisable options outstanding with a weighted average exercise price of $8.10.
     The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006 was $120.1 million and $53.5 million, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the quarter, which was $10.61 per share as of September 30, 2006, and the exercise price multiplied by the number of applicable options. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $31.0 million and $4.4 million, respectively.
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
NOTE 13 — SUBSEQUENT EVENT
     On September 12, 2006, the Company entered into a definitive agreement to acquire all of the issued and outstanding common shares and American Depository Shares (ADSs) of WiderThan Co., Ltd. (WiderThan), through a cash tender offer for approximately $350.0 million. The tender offer was made pursuant to the Offer to Purchase and Letter of Transmittal, each filed with the Securities and Exchange Commission on September 29, 2006, as amended and supplemented. WiderThan, based in Seoul, South Korea, is a provider of integrated mobile music and entertainment solutions, including ringback tones and music-on-demand services. On October 31, 2006, the Company successfully completed the tender offer pursuant to which the Company acquired 2,840,329 common shares and 15,905,999 ADSs, together representing approximately 95% of WiderThan’s outstanding common shares, including common shares underlying ADSs, for an aggregate value of $319.6 million.
     The Company announced a subsequent offering period of ten business days, expiring on November 10, 2006, unless otherwise extended. During the subsequent offering period, holders of WiderThan common shares and ADSs that were not previously tendered in the offer may tender their common shares and ADSs on the same terms that applied prior to the initial expiration of the tender offer.

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
     Over the last several years, we have focused on the development of our consumer businesses through both internal initiatives and strategic acquisitions of businesses and technologies. These efforts have resulted in increases in the number of subscribers to our music and games subscription offerings and increased sales of our digital music and games content. This shift in focus and the increases in subscribers and sales of digital media content have resulted in a significantly higher percentage of our total revenue arising from our consumer businesses. Our Consumer Products and Services segment accounted for approximately 88% and 87% of our total revenue for the quarter and nine months ended September 30, 2006, respectively. In addition, we have increased our focus on “free-to-consumer” products and services, such as Rhapsody 25, our Rhapsody.com website and our RealArcade game service, which generate advertising revenue and are designed to increase the exposure of our paid digital music and games products and services to consumers. Our Technology Products and Solutions revenue in dollar terms has remained relatively consistent over the last several years; however, it has decreased as a percentage of total revenue.
     In the quarter ended September 30, 2006, we recorded the highest total quarterly revenue in our history due to the significant growth in our Consumer Products and Services segment. This growth, as compared to the same quarter in 2005, was driven primarily by increased revenue from our Games and Music businesses, including increased sales resulting from our acquisition of Zylom in January 2006. Media Software and Services revenue declined for the quarter and nine months ended September 30, 2006 from the same periods ended September 30, 2005, primarily due to a decline in subscribers to our SuperPass subscription service and a decline in our stand-alone subscription products. Although total revenue for the quarter and nine months ended September 30, 2006 grew approximately 14% and 12% over the respective periods in 2005, our quarterly sequential revenue growth rate has fluctuated in recent periods.
     In October 2005, we entered into an agreement to settle all of our antitrust disputes worldwide with Microsoft. Upon settlement of the legal disputes, we also entered into two commercial agreements with Microsoft that provide for collaboration in digital music and casual games. The remaining contractual payments to be made subsequent to the quarter ended September 30, 2006 by Microsoft to us over the remaining term of the commercial agreements, or through 2007, are approximately $122.3 million in cash and services in support of our music and games businesses. Microsoft can earn credits at pre-determined market rates for music subscribers and users delivered to us through its MSN network during the contract period which will be netted against the quarterly contractual payments in the music agreement. Pursuant to these commercial agreements we received a payment of approximately $62.3 million during the quarter ended September 30, 2006 and received a total of approximately $160.7 million during the nine months ended September 30, 2006.
     On September 12, 2006, we entered into a definitive agreement to acquire WiderThan Co., Ltd. (WiderThan), through a cash tender offer for approximately $350.0 million. WiderThan is a provider of integrated mobile music and entertainment solutions, including ringback tones and music-on-demand services. On October 31, 2006, we successfully completed the tender offer pursuant to which we acquired approximately 95% of WiderThan’s outstanding common shares and American Depository shares. We believe the acquisition of WiderThan will enhance our mobile entertainment products and services, and increase our revenue in our Technology Products and Solutions segment as well as increase our revenue arising from our international operations. We will include WiderThan’s results of operations from the date of the acquisition in our consolidated financial statements for the quarter ending December 31, 2006.

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
     In 2005, we reduced our valuation allowance by $220 million, as we determined at year-end that it is more likely than not that the results of our future operations, as a result of the settlement with Microsoft, will generate sufficient taxable income to realize certain of our deferred tax assets. As of September 30, 2006, we have a valuation allowance of $36.6 million relating primarily to net operating losses that are restricted under Internal Revenue Code Section 382 and losses not yet realized for tax purposes on certain equity investments.

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
Revenue by Segment
     We operate our business in two segments: Consumer Products and Services and Technology Products and Solutions. Revenue by segment is as follows:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Consumer Products and Services	$82,497	$71,750	15%	$234,750	$206,549	14%
Technology Products and Solutions	11,179	10,483	7	34,937	34,942	(0)

Total net revenue	$93,676	$82,233	14%	$269,687	$241,491	12%

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(As a percentage of total net revenue)
Consumer Products and Services	88%	87%	87%	86%
Technology Products and Solutions	12	13	13	14

Total net revenue	100%	100%	100%	100%

     Consumer Products and Services. Consumer Products and Services primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass and stand-alone subscriptions; sales and distribution of third party software and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet and we charge customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased. Consumer Products and Services revenue increased in the quarter and nine months ended September 30, 2006 primarily due to increased revenue from: (1) increased sales of individual PC-based and mobile games, including increased sales resulting from our acquisition of Zylom; (2) growth in the number of subscribers to our Rhapsody and GamePass subscription services; (3) increased advertising revenue; and (4) increased revenue related to the distribution of third party products. Additional factors contributing to the increase are discussed below in the sections included within Consumer Products and Services revenue. We believe the growth in our music and games subscription services is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements and increasing consumer acceptance and adoption of digital media products and services. While revenue and the aggregate number of subscribers related to our digital media subscription services have increased on a year-over-year basis, the number of subscribers and revenue growth for individual subscription services has fluctuated on a sequential quarterly basis. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate digital media subscription service revenue and number of subscribers will grow, if at all, or the nature or potential impact of anticipated competition.
     Technology Products and Solutions. Technology Products and Solutions primarily includes revenue from: sales of media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through OEM channels; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services; and consulting services we offer to our customers. These products and services are primarily sold to corporate, educational and governmental customers. Technology Products and Solutions revenue increased in the quarter ended September 30, 2006 due primarily to an increase in sales of upgrade and support services related to our system software products and an increase in sales through original equipment manufacturers (OEMs). This increase was partially offset by a decreases in revenue from the licensing of custom versions of our software and a decrease in sales of our system software products. Technology Products and Services revenue decreased slightly in the nine months ended September 30, 2006 due primarily to a decrease in revenue from sales of our system software products, which was partially offset by an increase in revenue from the licensing of custom versions of our software. We believe that sales of our business software products were substantially affected by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products. No assurance can be given when, or if, we will experience increased sales of our Technology Products and Solutions to customers in these markets.
Consumer Products and Services Revenue
     A further analysis of our Consumer Products and Services revenue is as follows:

	Quarters Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Music	$30,375	$26,193	16%	$89,411	$74,009	21%
Media Software and Services	29,586	30,858	(4)	82,990	92,004	(10)
Games	22,536	14,699	53	62,349	40,536	54

Total Consumer Products and Services revenue	$82,497	$71,750	15%	$234,750	$206,549	14%

     Music. Music revenue primarily includes revenue from: our Rhapsody and RadioPass subscription services; sales of digital music content through our Rhapsody service and our RealPlayer music store; and advertising from our music websites. The increase in Music revenue during the quarter ended September 30, 2006 was due primarily to an increase in revenue from: (1) the increased number of subscribers to our Rhapsody subscription service, including our Rhapsody To Go service; (2) advertising on our music related web properties; and (3) the distribution of our Rhapsody radio product through internet service providers. These increases were partially offset by a decrease in revenue associated with our RadioPass subscription service and the online sale of individual tracks through our Rhapsody subscription service and through our RealPlayer Music Store. The increase in Music revenue during the nine months ended September 30, 2006 is due primarily to an increase in revenue from: (1) growth in subscribers to our Rhapsody subscription service, including our Rhapsody To Go service; (2) advertising on our music related web properties; (3) the distribution of our Rhapsody radio product through internet service providers; and (4) the online sale of individual tracks through our Rhapsody subscription service and our RealPlayer Music Store. These increases were partially offset by a decrease in revenue associated with our RadioPass subscription service. We believe the growth of our Music revenue during the first nine months of 2006 was due primarily to the broader acceptance of paid online music services and increased focus of our marketing efforts on our music offerings. While revenue and the aggregate number of subscribers related to our digital media subscription services have increased on a year-over-year basis, the number of subscribers and revenue growth for individual subscription services has fluctuated on a sequential quarterly basis. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate digital media subscription service revenue and number of subscribers will grow, if at all, or the nature or potential impact of anticipated competition.
     Media Software and Services. Media Software and Services revenue primarily includes revenue from: our SuperPass and stand-alone premium video subscription services; RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to our Music and Games businesses. The decrease in revenue in the quarter and nine months ended September 30, 2006 was due primarily to the decrease in revenue from: (1) our SuperPass subscription service, resulting from a decrease in the number of subscribers; (2) discontinuation of certain stand-alone subscription services; and (3) certain of our premium and third-party consumer license products. These decreases were partially offset by an increase in revenue from advertising on our non-Music and non-Games related web properties and the increased revenue related to the distribution of certain third-party products. We believe that the decreases were due primarily to a shift in our marketing and promotional efforts towards our music and games subscription services, which we believe represent a greater growth opportunity for us.
     Games. Games revenue primarily includes revenue from: the sale of individual games through our RealArcade service and our games related websites including GameHouse, Mr. Goodliving and Zylom; our GamePass subscription service; and advertising through RealArcade and our games related websites. The increase in Games revenue during the quarter and nine months ended September 30, 2006 was due primarily to an increase in revenue from: (1) increased sales of individual games through our RealArcade service and our websites, including Zylom (subsequent to our acquisition of Zylom in January 2006); (2) growth in the number of subscribers to our GamePass subscription service; and (3) increased advertising on our Games related web properties. In addition, during the nine months ended September 30, 2006, Games revenue increased due to increased sales of games for mobile phones, primarily through our Mr. Goodliving product offerings (subsequent to our acquisition of Mr. Goodliving in May 2005). Additionally, we believe the growth in our Games revenue is due to the increased focus of our marketing efforts on our Games business and the addition of new game titles to our RealArcade and GamePass offerings.

Geographic Revenue

	Quarters Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
United States	$69,433	$63,478	9%	$201,675	$184,678	9%
Europe	15,895	10,937	45	45,725	33,547	36
Rest of the World	8,348	7,818	7	22,287	23,266	(4)

Total net revenue	$93,676	$82,233	14%	$269,687	$241,491	12%

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(As a percentage of total net revenue)
United States	74%	77%	75%	76%
Europe	17	13	17	14
Rest of the World	9	10	8	10

Total	100%	100%	100%	100%

     Revenue generated in the United States increased for the quarter and nine months ended September 30, 2006 primarily due to the growth of our Music and Games businesses and increased revenue from distribution of third party products. See Consumer Products and Services Revenue — Games and — Music above for further discussion of the changes.
     Revenue generated in Europe increased for the quarter and nine months ended September 30, 2006 primarily due to the continued growth of our games business in Europe. The growth in our European games business was driven primarily by additional revenue from our Mr. Goodliving and Zylom product offerings subsequent to our acquisitions in May 2005 and January 2006, respectively. This increase was partially offset by a decrease in subscribers to our SuperPass subscription service. Revenue generated in Rest of the World increased for the quarter ended September 30, 2006 primarily due to an increase from the distribution of third party products, which was partially offset by a decrease in revenue from our SuperPass subscription service due to a decrease in subscribers. Revenue generated in Rest of the World decreased for the nine months ended September 30, 2006 primarily due to a decrease in subscribers to our SuperPass subscription service, which was partially offset by an increase in revenue from the distribution of third party products. Overall international revenue, which includes revenue from Europe and Rest of the World, increased as a percentage of overall revenue for the quarter and nine months ended September 30, 2006 driven mainly by the growth in our European games business.
Revenue
     In accordance with SEC regulations, we present our revenue based on License Fees and Service Revenue as set forth below.

	Quarters Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
License fees	$22,528	$19,596	15%	$68,014	$60,605	12%
Service revenue	71,148	62,637	14	201,673	180,886	11

Total net revenue	$93,676	$82,233	14%	$269,687	$241,491	12%

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(As a percentage of total net revenue)
License fees	24%	24%	25%	25%
Service revenue	76	76	75	75

Total net revenue	100%	100%	100%	100%

     License Fees. License fees primarily includes revenue from: sales of content such as game downloads and digital music tracks; sales of our media delivery system software; sales of premium versions of our RealPlayer Plus and related products; and sales of third-party products. License fees includes revenue from both our Consumer Products and Services and Technology Products and Solutions segments. The increase in license fees in the quarter and nine months ended September 30, 2006 was primarily due to an increase in revenue from the sale of individual games through our RealArcade service and our websites, including Zylom (which we acquired in January 2006). In addition, during the nine months ended September 30, 2006, license fee revenue increased due to the sale of individual games for mobile phones, primarily through our Mr. Goodliving product offerings (subsequent to our acquisition of Mr. Goodliving in May 2005) and the online sale of individual tracks through our Rhapsody music subscription service and our RealPlayer Music Store. The increase in license fee revenue was partially offset by a decrease in sales of our system software. See “Revenue by

Segment — Consumer Products and Services” and “Revenue by Segment — Technology Products and Solutions” above for further explanation of changes.
     Service Revenue. Service revenue primarily includes revenue from: digital media subscription services such as SuperPass, Rhapsody, RadioPass, GamePass and stand-alone subscriptions; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting and consulting services that we offer to our customers; distribution of third party software; and advertising. Service revenue includes revenue from both our Consumer Products and Services and Technology Products and Solutions segments. The increase in service revenue in the quarter and nine months ended September 30, 2006 was primarily attributable to an increase in revenue from: (1) the increase in the number of subscribers to our music and games subscription services; (2) advertising through our web properties; (3) increases in the revenue related to the distribution of certain third-party products; and (4) consulting services provided to our corporate customers. These increases were partially offset by a decrease in revenue related to: (1) the decrease in the number of subscribers to our SuperPass subscription service; (2) sales of stand-alone subscription services and (3) the decrease in the number of subscribers to our RadioPass subscription service. Our subscription services accounted for approximately $50.9 million and $47.3 million of service revenue during the quarters ended September 30, 2006 and 2005, respectively, and $146.2 million and $139.6 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in revenue related to our subscription services was primarily due to an increase in the number of subscribers to our Rhapsody and GamePass subscription services. These increases were partially offset by a decrease in revenue resulting from a decrease in the number of subscribers to our SuperPass, RadioPass and stand-alone subscription service.
Deferred Revenue
     Deferred revenue is comprised of the unrecognized revenue related to unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Deferred revenue at September 30, 2006 was $25.8 million compared to $25.3 million at December 31, 2005. The increase in deferred revenue was primarily due to an increase in prepayments related to support and maintenance services related to certain of our server software products. This increase was partially offset by a decrease in the aggregate number of subscribers and the related prepayments for our SuperPass subscription service, a decrease in sales and related prepayments to standalone subscription services, and an overall decrease in prepayment receipts related to certain of our Technology Products and Solutions customers. The slower rate of prepayment receipts has been largely due to the decrease in the number of new contracts in our Technology Products and Solutions business segment in recent periods, which historically represented a significant portion of deferred revenue. We believe the decrease in the number of new contracts in our Technology Products and Solutions business segment results primarily from the conditions described in “Revenue by Segment — Technology Products and Solutions” above.
Cost of Revenue by Segment

	Quarters Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Consumer Products and Services	$26,303	$22,770	16%	$75,469	$68,133	11%
Technology Products and Solutions	2,086	1,925	8	6,319	6,140	3

Total cost of revenue	$28,389	$24,695	15%	$81,788	$74,273	10%

Cost of Revenue as a percent of Segment Revenue

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Consumer Products and Services	32%	32%	32%	33%
Technology Products and Solutions	19%	18%	18%	18%
Total cost of revenue	30%	30%	30%	31%
     Cost of Consumer Products and Services. Cost of Consumer Products and Services revenue includes cost of content, delivery of the content included in our digital media subscription service offerings, royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment and support services. The increase in dollars of Cost of Consumer Products and Services revenue for the quarter and nine months ended September 30, 2006 resulted primarily from: (1) an increase in content costs associated with the increase in our music subscription revenue; and (2) an increase in licensing costs associated with the increase in sales of online games through RealArcade and our other partner sites. In addition, the increase for the nine month period ended September 30, 2006 resulted from an increase in licensing costs associated with increased sales of individual tracks online. The Cost of Consumer Products and Services as a percentage of revenue for the quarter ended September 30, 2006 was consistent with the same period in 2005. The decrease in Cost of Consumer Products and Services for the nine months ended September 30, 2006 as a percentage of Consumer Products and Services revenue was primarily due to: (1) the renegotiation of certain content agreements with more favorable financial terms; (2) the discontinuation of certain content offerings; and (3) a shift in revenue mix to higher margin products such as advertising. The decrease was partially offset by increases related to content costs associated with our music subscription services and an increase in licensing costs associated with the online sale of individual tracks.
     Cost of Technology Products and Solutions. Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to third-party vendors for order fulfillment, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of Technology Products and Solutions revenue in dollar terms for the quarter and nine months ended September 30, 2006 increased primarily from increased customer support costs. Cost of Technology Products and Solutions revenue as a percentage of Technology Products and Solutions revenue for the quarter and nine months ended September 20, 2006 was consistent with the same period in 2005.
Cost of Revenue

	Quarters Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
License fees	$9,675	$8,666	12%	$28,865	$24,888	16%
Service revenue	18,714	16,029	17	52,923	49,385	7

Total cost of revenue	$28,389	$24,695	15%	$81,788	$74,273	10%

Cost of Revenue as a percent of Revenue

	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
License fees	43%	44%	42%	41%
Service revenue	26%	26%	26%	27%
Total cost of revenue	30%	30%	30%	31%
     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. The increase in cost of license fees in dollar terms for the quarter ended September 30, 2006 is primarily due to increased licensing costs associated with the increase in the online sale of games through RealArcade and our partner sites. The decrease in cost of license fees as a percentage of license revenue for the quarter ended September 30, 2006 was primarily due to decreased licensing costs associated with the decrease in online sales of individual songs through our Rhapsody subscription service and our RealPlayer Music Store. The increases in cost of license fees in dollar terms and as a percentage of license revenue for the nine months ended September 30, 2006 were primarily due to increased licensing costs associated with the increase in the online sale of games through RealArcade and our other partner sites and the online sale of individual songs through our Rhapsody subscription service and our RealPlayer Music Store.
     Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription service offerings, cost of in-house and contract personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. The increase of cost of service revenue in dollars for the quarter and nine months ended September 30, 2006 was primarily due to an increase in content costs associated with the increase in revenue from our Rhapsody subscription services. The cost of service revenue as a percentage of service revenue for the quarter ended September 30, 2006 was consistent with the same period in 2005. The decrease in cost of service revenue as a percentage of service revenue for the nine months ended September 30, 2006 was due primarily to the renegotiation of certain content agreements and the discontinuation of certain content offerings related to our SuperPass and stand-alone subscription services. This decrease was partially offset by an increase in costs of content included in our digital media subscription services, primarily Rhapsody, due to an increase in paying subscribers.
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
Operating Expenses
Research and Development

	Quarters Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Research and development	$18,344	$16,354	12%	$55,127	$45,381	21%
As a percentage of total net revenue	20%	20%		20%	19%
     Research and development expenses consist primarily of salaries and related personnel costs, expense associated with stock option awards and employee purchases of stock through our employee stock purchase plan (ESPP) and consulting fees associated with product development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. The increases in research and development expenses for the quarter and nine months ended September 30, 2006 were primarily due to: (1) increases in headcount and the related expenses, partially attributable to our acquisitions of Mr. Goodliving and Zylom; and (2) expenses associated with stock option awards and stock purchased through our ESPP program due to our adoption of SFAS 123R on January 1, 2006. These increases were partially offset by a gain from the recovery of a previously cancelled purchase commitment in excess of the expected residual value.
Sales and Marketing

	Quarters Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Sales and marketing	$37,560	$30,745	22%	$111,604	$93,809	19%
As a percentage of total net revenue	40%	37%		41%	39%
     Sales and marketing expenses consist primarily of salaries and related personnel costs, expense associated with stock option awards and employee purchases of stock through our ESPP, sales commissions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing expense increased in the quarter and nine months ended September 30, 2006 in dollars and as a percentage of total net revenue primarily due to: (1) increased advertising costs, including costs associated with our ongoing direct marketing programs; (2) expenses associated with stock option awards and stock purchased through our ESPP due to our adoption of SFAS 123R on January 1, 2006; (3) increases in sales and marketing personnel and the related costs in order to support the continued growth in our Consumer Products and Services business and (4) increases in costs from our acquisitions of Mr. Goodliving and Zylom. We expect that our sales and marketing expenses will increase as we continue to grow our consumer businesses and as we continue to shift the focus of our marketing efforts to our Consumer Products and Services businesses.
General and Administrative

	Quarters Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
General and administrative	$14,043	$7,037	100%	$41,586	$21,120	97%
As a percentage of total net revenue	15%	9%		15%	9%
     General and administrative expenses consist primarily of salaries and related personnel costs, expense associated with stock option awards and employee purchases of stock through our ESPP, charitable contributions, fees for professional, temporary services and contractor costs and other general corporate costs. General and administrative expenses increased in the quarter and nine months ended September 30, 2006 in dollars and as a percentage of total net revenue primarily due to: (1) increased headcount and the related costs; (2) increased litigation defense costs, including the costs of our jury trial for the successful defense of the Ethos patent claim (excluding antitrust litigation expenses); (3) charitable contributions resulting from our practice of donating 5% of our annual net income to charity; and (4) the expense associated with stock option awards and stock purchased through our ESPP due to our adoption of SFAS 123R on January 1, 2006.
Antitrust Litigation Expenses (Benefit), Net
     Antitrust litigation expenses (benefit), net of ($61.9) million and ($159.6) million for the quarter and nine months ended September 30, 2006, respectively, and $3.5 million and $11.9 million for the quarter and nine months ended September 30, 2005, respectively, consist of legal fees, personnel costs, communications, equipment, technology and other professional services costs incurred directly attributable to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union, net of payments received from Microsoft. On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the United States litigation. The amounts for antitrust litigation expenses (benefit), net reflected the impact of payments received of $62.3 million and $160.7 million in the quarter and nine months ended September 30, 2006, respectively. Only the benefit and costs that are directly attributable to these antitrust complaints are included in antitrust litigation expenses (benefit), net.
Other Income (Expense), Net

	Quarters Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Interest income, net	$10,618	$2,904	266%	$27,978	$7,499	273%
Equity in net loss of MusicNet	—	—	n/a	—	(1,068)	n/a
Gain on sale of equity investments	—	11,740	n/a	2,286	19,330	(88)
Other, net	242	124	95	432	(276)	257

Other income, net	$10,860	$14,768	(26)%	$30,696	$25,485	20%

     Other income (expense), net consists primarily of interest earnings on our cash, cash equivalents and short-term investments, which are net of interest expense due to the amortization of offering costs related to our convertible debt, gains related to the sales of certain of our equity investments, and equity in net loss of MusicNet, Inc. Other income (expense), net decreased in the quarter ended September 30, 2006 primarily due to the gain on sales of a portion of our equity investments during 2005, which was partially offset by an increase in interest income during 2006 resulting from our overall higher investment balances and a general increase in our effective interest rates in 2006. Other income (expense), net increased in the nine months ended September 30, 2006 primarily due to an increase in interest income resulting from our overall higher investment balances and a general increase in our effective interest rates, which was partially offset by the gain on sales of a larger portion of our equity investments during 2005.
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
     We recorded in our statement of operations our equity share of MusicNet’s net loss through the date of disposition, which was $1.1 million for the quarter ended March 31, 2005. No amounts were recorded for the quarter or six months ended September 30, 2006. For purposes of calculating our equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses we recorded represented approximately 36.1% of MusicNet’s net losses through the date of disposition in 2005. We did not hold an ownership interest in MusicNet during 2006.
     We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of several companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors and also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances at September 30, 2006, we determined that there were no other-than-temporary declines in fair value for the quarter or nine months then ended.
     As of September 30, 2006, we owned marketable equity securities of J-Stream, a Japanese digital media services company. We own approximately 10.6% of the outstanding shares and this investment is accounted for as an available-for-sale security. The market value of these shares has significantly increased from our original cost of approximately $0.9 million, resulting in a carrying value of $22.7 million and $43.4 million at September 30, 2006 and December 31, 2005, respectively. The increase over our cost basis, net of tax effects is $15.5 million and $28.9 million at September 30, 2006 and December 31, 2005, respectively, and is reflected as a component of accumulated other comprehensive income. The market for this company’s shares is relatively limited and the share price is volatile. Although the carrying value of our investment in J-Stream was approximately $22.7 million at September 30, 2006, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.
Income Taxes
     We recognized income tax expense of $25.9 million and $63.2 million for the quarter and nine months ended September 30, 2006, respectively, and $3.5 million and $3.8 million for the quarter and nine months ended September 30, 2005, respectively. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. In 2005, we reduced our valuation allowance by $220 million, as we determined at year-end that it is more likely than not that the results of our future operations, as a result of the settlement with Microsoft, will generate sufficient taxable income to realize certain of our deferred tax assets. As of September 30, 2006, we have a valuation allowance of $36.6 million relating primarily to net operating losses that are restricted under Internal Revenue Code Section 382, and losses not yet realized for tax purposes on certain equity investments. We estimate that our effective tax rate for fiscal year 2006 will be approximately 37%.
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning the first quarter in 2007. We have not yet evaluated the impact of implementation of FIN 48 on our condensed consolidated financial statements.
     In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “Accounting Changes and Error Corrections”. The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (1) the accounting policy elected for these taxes and (2) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have a material impact on our condensed consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact that the adoption of SFAS 157 will have on our condensed consolidated financial statements.
     In September 2006, the SEC issued SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified on the current year financial statements. When a current year misstatement has been quantified, SAB No. 99, “Financial Statements — Materiality” should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB 108 also discusses the implications of misstatements uncovered upon the application of SAB 108 in situations when a registrant has historically been using either the iron curtain approach or the rollover approach as described in the SAB. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in their annual financial statements covering the first fiscal year ending after November 15, 2006. We are evaluating what impact the adoption of SAB 108 will have on our condensed consolidated financial statements.

Liquidity and Capital Resources
     Net cash provided by operating activities was $134.0 million and $13.9 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash provided by operating activities in 2006 was primarily the result of net income of $105.9 million, which includes cash receipts of $160.7 million from Microsoft related to the Antitrust Litigation Settlement, and non-cash expenses including depreciation and amortization of $12.5 million, deferred taxes of $56.5 million and stock-based compensation of $12.3 million. These non-cash expenses were offset by: (1) a net decrease in certain operating assets and liabilities of $48.5 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period, which includes a decrease in accrued legal fees related to the Antitrust Litigation Settlement of $14.0 million, a decrease in accrued donations of $14.1 million, a decrease in accrued income taxes of $9.0 million, and a decrease in accrual of a loss on purchase commitment of $6.6 million; and (2) payments related to the accrued loss on excess office facilities and content agreement of $3.4 million, which was partially offset by a $0.7 million increase in the accrual. Net cash provided by operating activities in 2005 was primarily the result of: (1) net income of $16.7 million; (2) net increase in certain operating assets and liabilities of $6.1 million, which includes a decrease in deferred revenue of $3.3 million, due primarily to the timing of cash receipts or payments at the beginning and end of the period; (3) depreciation and amortization of $11.9 million; (4) payments related to the accrued loss on excess office facilities of $4.0 million; (5) payments related to the accrued loss on content agreement of $2.2 million; and (6) equity in net losses of MusicNet of $1.1 million.
     Net cash used in investing activities was $36.8 million in the nine months ended September 30, 2006 and net cash provided by investing activities was $0.8 million for the nine months ended September 30, 2005. Net cash used in investing activities in 2006 was primarily due to net purchases of short-term investments of $21.9 million, cash payments related to our acquisition of Zylom net of cash acquired of $7.1 million, and purchases of equipment and leasehold improvements of $9.3 million. Net cash provided by investing activities in 2005 was primarily due to: (1) net sales and maturities of short-term investments of $6.3 million; (2) proceeds of $7.6 million from the sale of our equity investment in MusicNet; and (3) proceeds of $11.9 million from the sale of a portion of our investment in J-Stream, which were partially offset by cash payments, net of cash acquired, of $14.7 million related to the acquisition of Mr. Goodliving, and purchases of equipment and leasehold improvements of $10.7 million.
     Net cash used in financing activities was $56.9 million and $25.0 million in the nine months ended September 30, 2006 and 2005, respectively. Net cash used in financing activities during 2006 was due to repurchases of our common stock of $98.9 million, which was partially offset by the proceeds from the exercise of stock options of $42.0 million. Net cash used in financing activities in 2005 was primarily due to proceeds from the exercise of stock options partially offset by a cash payment related to the repayment of a long-term note payable in connection with the acquisition of Mr. Goodliving.
     In November 2005, our Board of Directors authorized a share repurchase program for the repurchase of up to an aggregate value of $100 million of our outstanding common stock. The repurchases were made from time to time, depending on market conditions, share price and other factors. Repurchases were made in the open market or through private transactions in accordance with Securities and Exchange Commission requirements and we entered into a Rule 10(b)5-1 plan designed to facilitate the repurchase of the authorized repurchase amount. During the quarter ended March 31, 2006, we repurchased approximately 9.5 million shares for an aggregate value of approximately $77.0 million at an average cost of $8.09 per share. From the inception of the November 2005 repurchase program through March 31, 2006, we had repurchased 12.4 million shares for an aggregate value of $100.4 million (inclusive of transaction costs) at an average price of $8.11 per share. As of March 31, 2006, we had repurchased all authorized amounts under the November 2005 repurchase program.
     In April 2006, our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of our outstanding common stock. The repurchases may be made from time to time, depending on market conditions, share price, trading volume and other factors. Repurchases may be made in the open market or through private transactions, in accordance with Securities and Exchange Commission requirements and we entered into a Rule 10(b)5-1 plan designed to facilitate the repurchase of the authorized repurchase amount. The repurchase program does not require us to acquire a specific number of shares and may be terminated under certain conditions. During the quarter ended September 30, 2006, we repurchased approximately 0.2 million shares for an aggregate value of approximately $1.9 million at an average cost of $9.51 per share. Since the inception of the April 2006 repurchase program, we have repurchased approximately 2.3 million shares for an aggregate value of approximately $21.9 million at an average cost of $9.44 per share. At September 30, 2006, the remaining amount authorized under the April 2006 repurchase program was approximately $78.1 million. We currently intend to continue our stock repurchase program depending on market conditions and other factors until we reach the $100.0 million limit authorized by our Board of Directors, which will be a further use of cash.
     On September 12, 2006, we entered into a definitive agreement to acquire all of the issued and outstanding common shares and American Depository Shares (ADSs) of WiderThan, through a cash tender offer for approximately $350.0 million. On October 31, 2006, we successfully completed the tender offer pursuant to which we acquired approximately 95% of WiderThan’s outstanding common shares, including common shares underlying ADSs, for an aggregate value of $319.6 million which will be a further use of cash subsequent to the quarter ended September 30, 2006.
     We announced a subsequent offering period of ten business days, expiring on November 10, 2006, unless otherwise extended. During the subsequent offering period, holders of WiderThan common shares and ADSs that were not previously tendered in the offer may tender their common shares and ADSs on the same terms that applied prior to the initial expiration of the tender offer. The subsequent tender offer may result in a further use of cash subsequent to the quarter ended September 30, 2006.
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
     At September 30, 2006, we had approximately $862.1 million in cash, cash equivalents, short-term investments and restricted cash equivalents. Our principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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
     We conduct our operations in eleven primary functional currencies: the United States dollar, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, the Singapore dollar, the Korean won and the Chinese yuan. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. For foreign currency exposures we do hedge, these transactions do not meet the criteria for hedge accounting under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. We invoice our international customers primarily in U.S. dollars, except in Japan, Germany, France, the United Kingdom, Australia and China, where we invoice our customers primarily in yen, euros (for Germany and France), pounds, Australian dollars and Chinese yuan, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in either of the quarters or six months ended September 30, 2006 and 2005.
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
     Investment Risk. As of September 30, 2006, we had investments in voting capital stock of both publicly-traded and privately-held technology companies for business and strategic purposes. Some of these securities do not have a quoted market price. Our investments in publicly-traded companies are carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. Equity price fluctuations of plus or minus 10% of prices at September 30, 2006 would have had an impact of approximately $2.3 million on the value of our investments in publicly-traded companies at September 30, 2006, related primarily to our investment in J-Stream, a publicly-traded Japanese company.
     Foreign Currency Risk. International revenue accounted for approximately 26% and 25% of total net revenue for the quarter and nine months ended September 30, 2006, respectively. Our international subsidiaries incur most of their expenses in their respective local currencies. Accordingly, all foreign subsidiaries use their local currency as their functional currency.

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
     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the quarters or nine months ended September 30, 2006 and 2005.
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
     (b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In August 2005, a lawsuit was filed against us in the U.S. District Court for the District of Maryland by Ho Keung Tse, an individual residing in Hong Kong. The suit alleges that certain of our products and services infringe the plaintiff’s patent relating to “the distribution of digital files, including sound tracks, music, video and executable software in a manner which restricts unauthorized use.” The plaintiff seeks to enjoin us from the allegedly infringing activity and to recover treble damages for the alleged infringement. In October 2005, our co-defendant moved to transfer the lawsuit from the District of Maryland to the Northern District of California. We dispute the plaintiff’s allegations in the action and intend to vigorously defend ourselves.
     In June 2003, a lawsuit was filed against us and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of our and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” Friskit seeks to enjoin us from the alleged infringing activity and to recover treble damages from the alleged infringement. We have filed our answer and a counterclaim against Friskit challenging the validity of the patents at issue. The trial court has also granted our motion to transfer the action to the Northern District of California. We dispute Friskit’s allegations in this action and intend to vigorously defend ourselves.

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
Risks Related To Completed and Potential Acquisitions
Our recent acquisition of WiderThan could expose us to new risks, disrupt our business and adversely impact our results of operations.
     On October 30, 2006, we announced the results of our tender offer for WiderThan pursuant to which we acquired approximately 95% of the outstanding common shares and American Depository Shares of WiderThan. We expect to acquire additional securities of WiderThan during the subsequent offering period which is scheduled to expire on November 10, 2006.
     As a result of this acquisition, we will be entering new markets, both technologically and geographically. WiderThan provides ringback tones, music-on-demand and other mobile entertainment services to wireless carriers in more than 25 countries. Because the acquisition has just recently occurred, we do not yet know the specific risks that the combined business will face. We expect, however, that such risks will include, but not be limited to:
•	the loss or deterioration of WiderThan’s relationship with SK Telecom, the largest wireless carrier in Korea, which provided approximately 65% of WiderThan’s revenues in 2005 and which owns certain intellectual property utilized by WiderThan in its music-on-demand carrier application service;

•	intense competition for mobile entertainment services;

•	the dynamics of the wireless carrier market and WiderThan’s reliance on carrier customers;

•	changes in government regulation in the various countries in which WiderThan operates, and the regulatory environment of the media and wireless communications industries in particular;

•	foreign currency fluctuations;

•	economic changes in the various countries in which WiderThan operates, specifically, Korea, which was the source of approximately 65% of WiderThan’s revenues in 2005; and

•	increased tensions with North Korea.
     In addition, our acquisition of WiderThan may divert the attention of management and other key personnel from our core business operations, which could adversely impact our financial performance in the near term. Moreover, the integration of WiderThan’s operations into the Company will require expansions to our system of internal controls over financial reporting. Any failure to successfully operate and integrate WiderThan could have an adverse effect on our results of operations.
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
     Our Consumer Products and Services segment in the quarter and nine months ended September 30, 2006 represented approximately 88% and 87% of total revenue, respectively. These consumer businesses compete in new and rapidly evolving markets and face substantial competitive threats. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by businesses in new and fiercely competitive markets. Our Consumer Products and Services revenue and subscriber and user base have grown substantially in the past two years and it is unlikely that we will be able to sustain our recent growth rates.
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
     Our online music service offerings depend on music licenses from the major music labels and publishers. The current license agreements are for relatively short terms and we cannot be sure that the music labels will renew the licenses on commercially viable terms, or at all. Due to the increasing importance of our music services to our overall revenue, the failure of any major music label or publisher to renew these licenses under terms that are acceptable to us will harm our ability to offer successful music subscription services and would harm our operating results. In addition, the failure of the major music labels to agree to new or innovative license terms or arrangements may harm our ability to offer consumers compelling digital music products and services.
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
     Music. Our online music services face significant competition from traditional offline music distribution competitors and from other online digital music services. Some of these competing online services have spent substantial amounts on marketing and have received significant media attention, including Apple’s iTunes music download service, which it markets closely with its extremely popular iPod line of portable digital audio players, Napster’s music subscription service and Yahoo!, which offers certain of its competing music subscription products at a lower price than our similar products. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and MSN services and also now markets a portable music player and related download software called Zune. We also expect increasing competition from media companies such as MTV, and from online retailers such as Amazon.com, which is also reportedly planning to develop and market a digital music player and a related digital music subscription service. Our current music service offerings may not be able to compete effectively in this highly competitive market, particularly if new or existing competitors continue to price their competing digital music products and services lower than ours or increase the costs of customer acquisition through their marketing efforts. Our online music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access an expansive array of free content without securing licenses from content providers. Enforcement efforts have not effectively shut down these services and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours.
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
     We recently announced that we have been granted a fundamental patent for streaming media technology and applications. The patent (known as “Click-to-Stream”) covers the core methods used when consumers select links to stream audio-visual media via web browsers and other media players. Our primary strategy is to use our patent portfolio, including the Click-to-Stream patent, to increase licensing and usage of our Helix products. We do not know if the Click-to-Stream patent or any of our other patents will ultimately be deemed enforceable, valid or infringed. Accordingly, we cannot predict whether our patent strategy will be successful or will improve our financial results. Moreover, we may be forced to litigate to determine the validity and scope of our patents, including the Click—to-Stream patent. Any such litigation could be costly and may not achieve the desired results.
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
     With the exception of 2005 and the first nine months of 2006, we have incurred losses in every year since our inception. Our profit in 2005 and the first nine months of 2006 was primarily related to cash payments from Microsoft related to our antitrust litigation settlement and commercial agreements. Due to our cost structure, we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future.
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
     In 2003, we filed suit against Microsoft in the U.S. District Court for the Northern District of California, alleging that Microsoft violated U.S. and California antitrust laws. In our lawsuit, we alleged that Microsoft had illegally used its monopoly power to restrict competition, limit consumer choice and attempt to monopolize the field of digital media. In October 2005, we entered into a settlement agreement with Microsoft regarding these claims and we also entered into two commercial agreements with Microsoft related to our digital music and casual games businesses. The settlement agreement consists of a series of substantial cash payments to us and a series of technology agreements between the two companies. We cannot be sure that we will be able to apply the proceeds of the settlement in a way that will improve our operating results or otherwise increase the value of our shareholders’ investments in our stock. Under the music and games agreements, Microsoft is scheduled to pay us approximately $122.3 million over the next two quarters. Microsoft can earn credits at pre-determined market rates for subscribers and users delivered to us through marketing and promotional efforts of its MSN network of websites, which will be applied against the quarterly contractual payments in the music agreement. The rate at which Microsoft may deliver subscribers and users to us and the rate at which Microsoft may earn the related credits is unpredictable and we do not know whether these agreements will have a substantial impact on our music and games businesses. In addition, our music and games agreements are fixed-term arrangements that require joint collaborative efforts to be successful and may not result in a sustainable favorable impact on our business or financial results during or beyond the term of the agreements.
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
     A key part of our strategy is to develop localized products and services in international markets through subsidiaries, branch offices and joint ventures. If we do not successfully implement this strategy, we may not recoup our international investments and we may fail to develop or lose worldwide market share. In addition, our recent acquisitions of Zylom and Mr. Goodliving have increased our revenue from our international operations. Our international operations involve risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language and cultural differences, different or conflicting laws and regulations and exchange rate fluctuations. Any of these factors could harm operating results and financial condition. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements.
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
     On January 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 – revised 2004, “Share Based Payment” (SFAS 123R), which requires a company to recognize, as an expense, the fair value of stock options and other stock-based compensation. We are required to record an expense for our stock-based compensation plans using the fair value method as described in SFAS 123R, which results in the recognition of significant and ongoing accounting charges, for which we recorded an expense of $5.0 million and $12.3 million for the quarter and nine months ended September 30, 2006, respectively, in our condensed consolidated statement of operations related to our stock-based compensation plans. Stock options are also a key part of the compensation packages that we offer our employees. If we are forced to curtail our broad-based option program due to these additional charges, it may become more difficult for us to attract and retain employees.
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
     The trading price of our common stock has been highly volatile. For example, during the 52-week period ended September 30, 2006, the price of our common stock ranged from $11.20 to $5.63 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, changes in financial estimates, recommendations by securities analysts, changes in the competitive environment, as well as any of the other risk factors described above.

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
Special Note Regarding Forward-Looking Statements
     We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “may”, “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:
•	the impact of our acquisition of WiderThan on our digital entertainment product and service offerings and our international presence and revenue;

•	increasing competition to our video content services;

•	future competitive activities of Microsoft in the overall market for digital media and media distribution products and services;

•	future cash payments from Microsoft related to our antitrust settlement;

•	anticipated increased cancellation rates of subscribers to our internet subscription services who we obtain through alternative marketing channels;

•	increasing competition to our online music services from media companies, online retailers and Internet portals;

•	increasing competition to our online game distribution business;

•	the growth of our business in China;

•	the impact on our gross margins if revenue from our digital media subscription services continues to grow as a percentage of our net revenue;

•	the increase of our sales and marketing expenses in dollars and as a percentage of total net revenue as we grow our consumer business and shift our marketing efforts to consumer products and services;

•	our future activities under our stock repurchase program;

•	future capital needs and expenditures;

•	plans for future acquisitions of technologies and businesses;

•	the future impact of a sudden change in market interest rates on our operating results and cash flows; and

•	the impact and duration of current litigation in which we are involved.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Between July 1, 2006 and September 30, 2006, the Company has issued and sold unregistered securities as follows:
(1)	On September 30, 2006, the Company issued an aggregate of 2,332 shares of Common Stock to three non-employee directors as compensation for board service during the second quarter of 2006 pursuant to the RealNetworks, Inc. Director Compensation Stock Plan. The aggregate value of the shares was approximately $24,753. The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.
     (b) Not applicable
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers (in thousands, except per share amounts)
     Below is a summary of share repurchases for the quarter ended September 30, 2006. See Note 9 of our Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our share repurchase plan.

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs(1)
7/1/2006 — 7/31/2006	200	$9.51	200	$78,117

Total	200	$9.51	200

(1)	In April 2006, the Company announced a share repurchase program in which the Company’s Board of Directors authorized the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock. All of the repurchases in the table above were made through that program.
Item 3. Default Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote for Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits
     Exhibits Required by Item 601 of Regulation S-K:

Exhibit Number	Description
2.1	Combination Agreement dated as of September 12, 2006, by and between RealNetworks, RN International Holdings B.V. and WiderThan Co., Ltd. (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006).

2.2	Form of Shareholder Tender and Voting Agreement dated as of September 12, 2006, by and between RealNetworks, RN International Holdings B.V., WiderThan Co., Ltd. and certain shareholders of WiderThan Co., Ltd. (incorporated by reference to the Schedule 13D filed with respect to WiderThan Co., Ltd. securities by RealNetworks with the Securities and Exchange Commission on September 22, 2006).

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2006.

REALNETWORKS, INC.

By:	/s/ Michael Eggers
Michael Eggers
Title:	Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Combination Agreement dated as of September 12, 2006, by and between RealNetworks, RN International Holdings B.V. and WiderThan Co., Ltd. (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006).

2.2	Form of Shareholder Tender and Voting Agreement dated as of September 12, 2006, by and between RealNetworks, RN International Holdings B.V., WiderThan Co., Ltd. and certain shareholders of WiderThan Co., Ltd. (incorporated by reference to the Schedule 13D filed with respect to WiderThan Co., Ltd. securities by RealNetworks with the Securities and Exchange Commission on September 22, 2006).

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002