Form 10-K
period 2006-12-31
REALNETWORKS INC
filed 2007-03-01
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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

Registrant’s telephone number, including area code:
(206) 674-2700

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, Par Value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,137,327,118 on June 30, 2006, based on the closing price of the Common Stock on that date, as reported on the Nasdaq Global Market.(1)

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2007 was 163,422,448.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2007 Annual Meeting of Shareholders to be held on or about May 25, 2007 are incorporated by reference into Part III of this Report.

(1)	Excludes shares held of record on that date by directors, executive officers and 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

PART I.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about RealNetworks’ industry, products, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements with respect to:

•	future revenues, income taxes, net income per diluted share, acquisition costs and related amortization, and other measures of results of operations;

•	the effects of acquiring WiderThan, including our position as a technology services provider for leading wireless carriers;

•	plans, strategies and expected opportunities for growth, increased profitability and innovation in 2007 and future years;

•	the expected growth and profitability of our Technology Products and Solutions business;

•	the financial performance and growth of our games business, including future international growth;

•	the migration of our Media Software and Services businesses from general purpose subscription businesses toward premium services and free-to-consumer services, the popularity of the RealPlayer and our expected introduction of new products and innovations in our Media Software and Services business;

•	our ability to grow our music business, including opportunities for us to become the platform of choice for the CE industry, the integration of our Rhapsody DNA into the digital devices of an expanding list of partners and our plans to introduce additional innovations;

•	the effect of future interoperability on our music business, the significance of growth opportunities in the digital music market and our expectations for short-term progress and long-term success in our music business;

•	our financial position and the availability of resources;

•	our expectations regarding acquisition activity in 2007 and our focus on the integration of completed acquisitions;

•	future competition;

•	the degree of seasonality in our revenue; and

•	our expectations as to the future calculation of our total subscriber count.

These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language in the section of Item 1 entitled “Competition,” in Item 1A entitled “Risk Factors‘ and in Item 3 entitled “Legal Proceedings.” RealNetworks undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by RealNetworks from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1.  Business

Overview

RealNetworks, Inc. is a leading creator of digital media services and software. Consumers use our services and software, such as Rhapsody, RealArcade, and RealPlayer to find, play, purchase, and manage free and premium digital content, including music, games, and video. Broadcasters, cable and wireless communication companies, media companies and enterprises, such as Cingular Wireless LLC and Verizon Wireless in the U.S. and SK Telecom Co., Ltd. in the Republic of Korea (South Korea), use our digital media applications and services to create, secure and deliver digital media to PCs, MP3 players, mobile phones, and other consumer electronics devices and to provide entertainment services to their subscribers.

Our strategy is to continue to leverage our Internet and mobile media technology, business partnerships and worldwide user base to increase our sales of digital media products, services and advertising in order to build a long-term, sustainable and profitable business. We intend to continue our strategy of expanding our products and services beyond the PC to mobile devices and to create compelling digital media experiences on a variety of home theatre and other entertainment devices.

We were incorporated in 1994 in the State of Washington. Our common stock is listed on the Nasdaq Global Market under the symbol “RNWK.” We pioneered the development of technology for the transmission of digital media over the Internet. We also developed a suite of software and services for Internet media delivery for business customers, including RealServer and the Helix product portfolio. Through our acquisition of WiderThan Co. Ltd., in the fourth quarter of 2006, we are now a leader in the development of digital entertainment services for wireless carriers, such as ringback tones, music-on-demand, and video-on-demand services.

Consumer Products and Services

  Music

We own and manage a comprehensive set of digital music products and services designed to provide consumers with broad access to digital music. Our goal is to enable consumers to access digital music content anytime, anywhere and from a variety of devices. Our music services include Rhapsody, a membership based music service offering unlimited access to a catalog of millions of tracks, RadioPass, our Internet radio subscription service, and RealMusic, an offering to consumers outside the U.S. of Internet radio, a la carte music downloads, music news, and other music content. We also operate Rhapsody.com, a free Web-based version of our digital music service which is monetized primarily through advertising related revenues, and the RealPlayer Music Store, which enables consumers to purchase and download individual digital music tracks.

Rhapsody.  Our Rhapsody music service and jukebox software is the centerpiece of our music offerings. Our software allows consumers to manage their entire digital music collection in one application and subscribers to our Rhapsody Unlimited service receive legal, unlimited, streaming access to over three million tracks for a monthly fee. Our Rhapsody Unlimited service enables subscribers to stream songs “on-demand” to their PC, features significant editorial content and provides user-friendly ways for subscribers to explore, organize and listen to music. Rhapsody Unlimited subscribers can build and share playlists, create customized radio stations, and customize their own homepage within Rhapsody to receive recommendations, new release information and other content specific to their music tastes and listening history. Rhapsody Unlimited subscribers can also purchase most of the tracks available from the service at a discounted price and can use the Rhapsody jukebox software to download an unlimited number of songs to their computer to listen offline as long as they remain subscribers.

We also offer Rhapsody To Go, a premium service that allows subscribers to transfer their music to portable devices. Rhapsody To Go subscribers receive all of the benefits of our Rhapsody Unlimited service, as well as the ability to transfer songs to compatible portable music devices. During the fourth quarter of 2006, we also introduced Rhapsody DNA, our proprietary software which facilitates the secure transfer of subscription based tracks to portable devices in a user friendly manner. In addition, we jointly launched with SanDisk Corp. the Sansa e200R Rhapsody line of MP3 players, which we believe enhances the portable music service experience. The Sansa e200R Rhapsody, utilizing Rhapsody DNA software, is integrated with our Rhapsody music service to facilitate the transfer of subscription tracks to the MP3 player. Consumers can also buy other MP3 players and subscribe to our Rhapsody To Go subscription service by utilizing Microsoft Corporation’s PlaysForSure technology, which has been adopted by a number of MP3 player manufacturers.

Our Rhapsody music services are marketed through our family of websites, including Rhapsody.com, and we also distribute these services through a variety of third-party distribution channels, including broadband service providers (Comcast Corporation), music retailers (Best Buy), home entertainment hardware providers (Sonos) and MP3 manufacturers (SanDisk). We recently entered into a partnership with Best Buy to launch the Best Buy online music service powered by Rhapsody.

Rhapsody.com.  We also make a free version of Rhapsody called Rhapsody.com available over the Internet. Rhapsody.com enables consumers, in the U.S., to listen to up to 25 songs per month for free utilizing their web browser without downloading a desktop software application. This service is offered as a marketing program for the premium version of Rhapsody and is also monetized through advertising related revenue. We also manage the Rollingstone.com website pursuant to a licensing agreement with Rolling Stone.

RadioPass.  We offer consumers a subscription-based Internet radio product called RadioPass. RadioPass subscribers gain access to over 70 pre-programmed, ad-free, high fidelity digital music radio stations in addition to simulcasts of 3,200 worldwide broadcast stations for a monthly subscription fee. We also operate Rhapsody Radio, a version of our Internet radio service for distribution to customers via the PC and through certain wireless phone carriers. We have agreements with broadband service providers to provide our radio services on a wholesale basis in order to expose their customers to our online music services.

RealPlayer Music Store.  The RealPlayer Music Store is a music download service available through the RealPlayer. The RealPlayer Music Store enables customers to purchase individual digital music tracks without subscribing to one of our music subscription services. The RealPlayer Music Store has over three million songs available for purchase by U.S. consumers.

RealMusic.  RealMusic is a music offering we make available to consumers outside the U.S., featuring Internet radio, a la carte music downloads, music news, and other music content. RealMusic is currently available in Europe and Japan.

  Media Software and Services

We provide technology that facilitates the delivery and consumption of digital media over the Internet.

RealPlayer.  RealPlayer includes features and services that enable consumers to discover, play and manage audio and video programming on the Internet. RealPlayer plays many major digital media types and is compatible with over 100 portable music devices. RealPlayer is available to consumers as a free download from our Real.com website and also through bundling with third-party products.

SuperPass.  Our subscription service, SuperPass, offers consumers a broad range of video and digital music and games content, as well as commercial-free Internet radio stations, advanced CD burning and expanded features for the RealPlayer. SuperPass provides a single source for consumers to access popular news, sports, music and entertainment online and provides content owners with the ability to offer exclusive access to content and to potentially profit from multiple revenue opportunities. Subscribers to SuperPass are also entitled to receive other special offers, including one game download and ten song downloads per month.

Advertising and Third-Party Software.  We market and sell advertising on our websites and client software. Our primary online presence consists of our Real.com family of websites. In addition, we distribute third-party software products to consumers who wish to download additional applications when downloading our software products.

  Games

We own and operate a comprehensive casual digital games service that includes a broad range of downloadable and online games products and subscription services focused primarily on “casual” gamers for PC and mobile wireless platforms.

We develop original content for these services through our game studios, GameHouse, Mr. Goodliving, and Zylom. We also publish content from numerous affiliated studios located around the world and distribute other third-party game content for our customers. We market our games products and services domestically and internationally through our own family of websites as well as through third-party distribution channels such as broadband service providers, online portals and content publishers, paid search advertising, and affiliate marketing programs. Our owned and operated consumer retail distribution services include websites operated under the RealArcade, GameHouse, and Zylom brands. These sites focus on casual gamers for the PC and offer a variety of free and paid casual game play experiences, including GamePass and FunPass, two Internet-based games subscription services.

We believe that PC and mobile games are appropriate for generating advertising based revenue and in 2006, we successfully launched more than a dozen casual downloadable games supported by in-game advertising on RealArcade and Gamehouse.com. We intend to continue to launch more ad supported games through our own family of websites as well as through third-party distribution channels.

PC Games.  Our free client software, RealArcade, enables consumers to purchase games from our existing catalog of over 550 downloadable PC games and 180 online games across a variety of popular casual game genres, including puzzle, word, and arcade type games. RealArcade makes it easy for consumers to discover, manage and play downloadable PC games. All games are made available with a free trial and can be purchased on an individual basis or as part of our subscription services. In exchange for a monthly subscription fee, GamePass subscribers receive a credit to download one game each month from our game catalog and receive discounts for additional game purchases. Subscribers to FunPass have unlimited access to play over 100 downloadable games in exchange for a monthly subscription fee. FunPass was launched in the U.S. on GameHouse.com and in Europe on Zylom.com.

We have also been growing our PC games business internationally, through organic efforts and strategic acquisitions. In January 2006, we acquired Zylom Media Group B.V., a distributor and developer of casual online games in Europe, to strengthen our games business in Europe and in November 2006, we acquired Atrativa Latin America Ltda, a distributor of casual downloadable and online games in Latin America. During the third quarter of 2006, we launched a beta service in China focused primarily on multiplayer games.

Mobile Games.  We develop and publish original content that consumers can purchase individually or packaged through a subscription mobile games service available through wireless network carriers in the U.S. and Europe. In 2005, we acquired Mr. Goodliving Ltd. to expand our catalog of mobile games. Under the Mr. Goodliving brand we have created a technology development platform, called EMERGE, that enables us to efficiently convert game content for use on over 300 mobile handsets.

Technology Products and Solutions

We develop and market software products and services that enable wireless carriers, cable companies and other media and communications companies to distribute digital media content to PCs, mobile phones, and other non-PC devices. In recent periods, our Technology Products and Solutions segment has increasingly focused on sales of application services to wireless carriers. We believe that the transition to an application service provider (ASP) business model will create a more stable, recurring, and scalable revenue stream compared to our traditional system software license sales model. An example of this transition is the agreement we entered into in 2006 to operate Cingular’s streaming video service in the U.S.

In October 2006, we increased our ASP service offerings through our acquisition of WiderThan Co., Ltd. WiderThan is a global leader for delivering integrated digital entertainment solutions to communications service providers. WiderThan’s applications, content, and services enable wireless carriers to provide a broad range of mobile entertainment to their subscribers, including ringback tones, music-on-demand, mobile games, ringtones, messaging, and information services. WiderThan currently provides mobile entertainment solutions to more than 50 wireless carriers in over 25 countries, including SK Telecom in South Korea, Cingular, Sprint Nextel Corp., T-Mobile USA and Verizon in the U.S., Bharti Airtel Limited in India and Globe Telecom in the Philippines. WiderThan has a rich technology background and history of innovation, including assisting SK Telecom launch one of the world’s first commercial ringback tone services in South Korea, as well as a leading, integrated mobile and on-line music-on-demand service. Prior to being acquired by RealNetworks, WiderThan was listed on the Nasdaq Global Market under the symbol “WTHN” and had over 470 employees with headquarters in Seoul, South Korea.

We believe that the combination of WiderThan’s portfolio of digital entertainment services with our products and services will create a compelling suite of product offerings for mobile carriers and other communications services providers throughout the world. We also believe that WiderThan’s technology platform and history of wireless innovation will assist our strategy of moving our content and services beyond the PC to multiple platforms.

Technology Products and Solutions that we market as application services are described below.

Ringback Tones.  We sell our ringback tone (RBT) service to wireless carriers. The RBT service enables callers to hear music chosen by the service subscriber instead of the traditional electronic ringing sound, while waiting for the subscriber to answer. Our RBT service enables users to select from a variety of high-quality ringback content, including music, pre-recorded messages by celebrities, and sound effects. Carriers generally offer the RBT service to their subscribers through monthly subscriptions and/or on a per RBT basis. In return for operating and managing our RBT service, we generally enter into revenue-sharing arrangements with our carrier customers.

Music-On-Demand.  Our music-on-demand (MOD) service allows carriers to enable their subscribers to listen to a wide range of song titles by downloading or streaming to a PC, certain MP3-enabled mobile phones, and certain portable audio players that are equipped with approved digital rights management systems. Users typically pay for our MOD service through monthly subscriptions or on a per-download basis and we generally receive a monthly fixed fee as well as a percentage of monthly subscription and content download fees.

Video-On-Demand.  In 2005, we launched our video-on-demand (VOD) carrier application service. Our VOD service allows wireless carriers and other telecom providers to enable their subscribers to view a wide range of video clips by downloading or streaming to video-enabled mobile phones that are equipped with approved digital rights management systems. Users typically pay for VOD services through monthly subscriptions and/or content download fees.

Messaging.  Our principal messaging service is our inter-carrier messaging (ICM) service which routes and delivers Short Message Service (SMS) messages between wireless carriers within the U.S. and internationally to multiple wireless devices, under the brand name of Metcalf, which we provide together with VeriSign, Inc. The ICM service allows subscribers with any text messaging capable handset to send and receive text messages to and from subscribers on other networks. We earn revenue from this service from fees paid by the carriers based on the number of messages handled for them through the ICM service, subject to a revenue-sharing arrangement between VeriSign and us. Our messaging services also include e-mail messaging, multi-media messaging, voice messaging, and multimedia application gateway management, primarily to wireless carriers.

The Technology Products and Solutions that we sell as software are described below.

Helix Server.  Our Helix server software allows companies to broadcast live and on-demand audio, video and other multimedia programming to large numbers of simultaneous users over the Internet. We market and sell our Helix Server software to carriers, media companies and other enterprises that typically pay upfront fees for either a perpetual or term-based license plus annual fees for upgrades and support. Our Helix Server software is installed at more than 1,600 companies worldwide.

RealProducer.  RealProducer is a multimedia creation and publishing tool that content owners use to convert audio and video content into our RealAudio and RealVideo formats. Customers pay upfront fees for RealProducer for either a perpetual or term-based license plus annual fees for upgrades and support.

Other Technology Licensing.  We have also created enhanced versions of our media player and server products for use in wireless applications and we license our server software and products to a variety of mobile network operators on a worldwide basis. For example, our RealPlayer Mobile Player and related media server enable consumers to access streaming or downloaded content via 2.5G and 3G mobile networks. We have entered into agreements with wireless carriers, including Cingular, to use our mobile platform (primarily in international markets) and with mobile handset manufacturers, including Motorola, Nokia, Qualcomm, and Sony Ericsson, to preinstall our mobile player software on mobile phones.

In connection with our technology and entertainment services and the licensing of our business software products, we also provide professional services and specialized technical support to certain customers. The nature of these services varies from customer to customer and from period to period. In general, these services are designed to customize and integrate our technology with our customers’ existing systems and technology.

See Notes to Consolidated Financial Statements — Segment Information (Note 17) for information regarding our reporting segments and geographic regions.

Research and Development

We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental streaming technology, and strengthening our technological expertise in all our businesses. During the years ended December 31, 2006, 2005 and 2004, we expended 20%, 22%, and 20%, respectively, of our net revenue on research and development activities.

Customers and Seasonality

Our customers include consumers and businesses located throughout the world. Sales to customers outside the U.S., primarily in Asia and Europe, were 28%, 23%, and 24% of our net revenue during the years ended December 31, 2006, 2005, and 2004, respectively.

We are increasingly experiencing seasonality in our business, particularly with respect to the fourth quarter of our fiscal year. Our consumer businesses, which include advertising revenue, make up a large percentage of our revenue, and the fourth quarter has traditionally been the seasonally strongest quarter for internet advertising. In addition, as we have begun partnering more closely with device manufacturers for our consumer music services, we expect sales of these devices to follow typical consumer buying patterns with a majority of consumer electronics being sold in the fourth quarter. Finally, WiderThan’s historical business has seen a concentration of system sales, deployments, and consulting revenue in the fourth quarter.

Sales, Marketing and Distribution

Our marketing programs are aimed at increasing brand awareness of our products and services and stimulating market demand. We use a variety of methods to market our products and services, including paid search advertising, affiliate marketing programs, advertising in print, electronic and other online media, television, direct mail and e-mail offers to qualified potential and existing customers and providing product specific information through our websites. We have a substantial number of employees focused on marketing our Technology Products and Solutions to companies and organizations around the world. We also have subsidiaries and offices in several countries that market and sell our products outside the U.S.

  Consumer Products and Services Marketing

We market and sell our consumer products and services directly through our own websites (www.real.com, www.rhapsody.com, www.realarcade.com, www.gamehouse.com, www.zylom.com, etc.), our client software, and a variety of third-party distribution channels, such as broadband service providers, retailers, and other partners. Our websites and client software provide us with a low-cost, globally accessible sales channel that is generally available 24 hours per day, seven days per week. We also have an advertising sales force that markets and sells advertising on our websites and client software. We sell our international advertising inventory directly to clients and agencies in foreign markets and through third-party advertising representation firms.

  Technology Products and Solutions Marketing

Our sales, marketing and business development team works closely with many of our enterprise, infrastructure, wireless, broadband and media customers to identify new business opportunities for our entertainment applications, services and systems. Through ongoing communications with product and marketing divisions of our customers, we tailor our ASP services to the strategic direction of the carriers and the preferences of their subscribers. Our market channels consist of various online and offline methods of promoting our products and services, media relations, industry trade shows, speaking opportunities, and other events. We also market and sell our Technology Products and Solutions directly through our websites and through other distributors, including hardware server companies, content aggregators, Internet service providers (ISPs) and other hosting providers that redistribute or provide end users access to our streaming technology from their websites and systems. We also have agreements with many popular software and hardware companies and websites to distribute our products as a click-through or to bundle our player products into their applications and software.

Customer Support

Customer support is integral to the provision of our consumer products and services, our carrier application services, and to the success of our system software customers. Consumers who purchase our consumer software products and services, including games, music, and entertainment services, can get assistance via the Internet, e-mail or telephone. We contract with third-party outsource support vendors to provide the primary staffing for our first-tier customer support globally. We also provide various support service options for our business customers and for software developers using our software products and associated services. Support service options include hotline telephone support, online support services, and on-site support personnel covering technical and business-related support topics.

Competition

The market for software and services for digital media delivery over the Internet and wireless networks is intensely competitive. Many of our current and potential competitors have longer operating histories, greater name recognition or brand awareness, more employees and/or significantly greater resources than we do.

  Consumer Products and Services

We compete in the market for delivery of online content services primarily on the basis of the quality and quantity of the content available in our services, the quality and usability of our media player products, the reach of our media formats, and the price and perceived value of our products and services to consumers.

Our Rhapsody music subscription services and our RealPlayer Music Store face competition from traditional offline music distribution companies and from other online digital music services, including Apple Inc.’s iTunes music store and Napster, Inc.’s and Yahoo! Inc.’s music subscription services, as well as a wide variety of other competitors that are now offering digital music for sale over the Internet. Microsoft also offers premium music services in conjunction with its Zune product line, Windows Media Player and MSN services. We also expect increasing competition from media companies such as MTV and online retailers such as Amazon.com. Our music offerings also face substantial competition from the illegal use of “free” peer-to-peer services. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services such as Rhapsody and the RealPlayer Music Store.

Our Rhapsody subscription services compete primarily on the basis of the overall quality and perceived value of the user experience and on the effectiveness of our distribution network and marketing programs. We believe that Rhapsody’s subscription-based services offer customers a superior value compared to the purchase of individual digital music tracks through competing online music download sites. We also believe that

Rhapsody’s tools to search for and discover music, as well as its editorial content, organization of music and related artists, and overall ease of use differentiates Rhapsody from other online digital music services. As the market for purchasing music online grows, we expect that competition for subscribers and purchasers will become increasingly intense. In particular, Apple heavily markets and promotes its brand and digital music download services in order to drive sales of its higher margin hardware products. We expect that competing subscription services will continue to compete aggressively for new subscribers and that Apple will continue to spend significantly to market and promote its brand and the sale of downloadable music to further its business model. We also expect that other competitors will continue to spend heavily to promote their brands and to attract and retain consumers for their services. We further believe that our ability to compete in the digital music business has been negatively impacted by the historical lack of a compelling portable device solution for our music subscription services. We have attempted to address this competitive problem by introducing our Rhapsody DNA software and partnering with MP3 player manufacturers like SanDisk to develop the Sansa Rhapsody. Sales of our Rhapsody To Go subscription service will be increasingly dependent on the sales of our partner MP3 players and the sales efforts of our music retailer partners like Best Buy.

Our games business competes with a variety of distributors, publishers and developers of “casual” games for the PC and mobile wireless platforms. Our RealArcade service competes with other high volume distribution channels for downloadable games including Yahoo! Games, MSN Gamezone, Pogo.com, and Shockwave. We compete in this market primarily on the basis of the quality and convenience of our RealArcade service, the reach and quality of our distribution arrangements and the quality and breadth of our game catalog. Our GameHouse, Mr. Goodliving, and Zylom content development studios compete with other developers and publishers of downloadable PC and mobile games. Our development studios compete based on our ability to develop and publish high quality games that resonate with consumers, our effectiveness at building our brands and our ability to secure broad distribution relationships for our titles, including distribution of mobile titles through mobile carriers.

Our media sofware and services business, including our SuperPass subscription service, faces competition from existing competitive alternatives and other emerging services and technologies. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face significant competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, Microsoft, Apple, Yahoo!, Google and broadband Internet service providers, many of which provide these services for free or bundle these services with other offerings. We expect this competition to become more intense as the markets and business models for Internet video content mature and more competitors enter these new markets. Our video services compete primarily on the basis of the quality and perceived value of the content and services we provide, and on the effectiveness of our distribution network and marketing programs.

  Technology Products and Solutions

We believe that the primary competitive factors in the media delivery market include:

•	the quality, reliability, price and licensing terms of the overall media delivery solution;

•	ubiquitous and easy consumer accessibility to media playback capability;

•	access to distribution channels necessary to achieve broad distribution and use of products;

•	the ability to license or develop, support, and distribute secure formats and digital rights management systems for digital media delivery, particularly music and video, which includes the ability to convince consumer electronics manufacturers to adopt our technology and the willingness of content providers to use our digital rights management technology;

•	the ability to license and support popular and emerging media formats for digital media delivery in a market where competitors may control the intellectual property rights for these formats;

•	scalability of streaming media and media delivery technology and cost per user;

•	the ability to obtain any necessary patent rights underlying important streaming media and digital distribution technologies that gain market acceptance; and

•	compatibility with new and existing media formats, and with the user’s existing network components and software systems.

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

The acquisition of the products and services of WiderThan introduces a number of new competitors to us. Specifically, through WiderThan, we now compete with a number of South Korean and international companies in specific areas of our business, including NMS Communications, Comverse Technology, and Huawei Technologies, in the RBT market; Alcatel Lucent, LM Ericsson Telephone Company, Openwave Systems, and Siemens in the MOD market; and Sybase 365, a division of Sybase, Inc., in the ICM market.

Intellectual Property

As of December 31, 2006, we had 50 U.S. patents, 15 patents in South Korea, and over 85 pending patent applications relating to various aspects of our technology. We are continuously preparing additional patent applications on other current and anticipated features of our technology in various jurisdictions across the world. As of December 31, 2006, we had 75 registered U.S. trademarks or service marks, 15 South Korea trademarks or service marks, and had applications pending for several more trademark or service marks in various jurisdictions across the world. We also have several unregistered trademarks. In addition, we have several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealPlayer, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

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

Employees

At December 31, 2006, we had 1,594 full-time employees and 55 part-time employees, of which 1,013 were based in the Americas, 459 were based in Asia, and 177 were based in Europe. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Available Information

Our corporate Internet address is www.realnetworks.com.  We make available free of charge on www.realnetworks.com our annual, quarterly and current reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). However, the information found on our corporate website is not part of this or any other report.

Executive Officers of the Registrant

The executive officers of RealNetworks as of February 28, 2007 were as follows:

Name	Age	Position

Robert Glaser	45	Chairman of the Board and Chief Executive Officer
Michael Eggers	35	Senior Vice President, Chief Financial Officer and Treasurer
Savino (Sid) Ferrales	56	Senior Vice President — Human Resources
John Giamatteo	40	President — Technology Products and Solutions and International Operations
Robert Kimball	43	Senior Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary
Philip W. O’Neil	48	Senior Vice President — Music
Dan Sheeran	40	Senior Vice President — Corporate Partnerships and Business Development
Carla Stratfold	47	Senior Vice President — Integration Program Office
Harold Zeitz	43	Senior Vice President — Games and Media Software and Services

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

MICHAEL EGGERS has served as Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks since February 2006. Mr. Eggers joined RealNetworks in 1997 as the Manager of Financial Reporting and has held various positions leading to his appointment as the Chief Financial Officer. Prior to RealNetworks, Mr. Eggers was employed by KPMG in the audit practice division. Mr. Eggers holds a B.A., magna cum laude, in Business Administration with a concentration in accounting from the University of Washington.

SAVINO “SID” FERRALES has served as Senior Vice President, Human Resources of RealNetworks since April 2004. From February 1998 to April 2004, Mr. Ferrales served as Senior Vice President and Chief Human Resources Officer of Interland, Inc., a provider of Web hosting and online solutions to small businesses. Over the past twenty-five years, Mr. Ferrales has been employed as a human resources executive at several high technology companies, including Power Computing Corporation, Digital Equipment Corporation, Dell Computer Corporation, and Motorola, Inc. Mr. Ferrales holds a B.A. in Sociology from Texas State University and an M.A. in Social Rehabilitation from Sam Houston State University.

JOHN GIAMATTEO has served as President, Technology Products and Solutions and International Operations of RealNetworks since October 2006. Mr. Giamatteo joined RealNetworks in June 2005 and served as Executive Vice President, Worldwide Business Products and Services and International Operations from June 2005 to October 2006. From 1988 to June 2005, Mr. Giamatteo was employed by Nortel Networks Corporation, a provider of communications solutions, where he held various management positions, most recently serving as President, Asia Pacific. Mr. Giamatteo holds a B.S. in Accounting and an M.B.A. from St. John’s University.

ROBERT KIMBALL has served as Senior Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary of RealNetworks since January 2005. From January 2003 to January 2005, Mr. Kimball served as Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary of RealNetworks. Mr. Kimball held the positions of Vice President, Legal and Business Affairs of RealNetworks from May 2001 to January 2003 and Associate General Counsel from March 1999 to April 2001. Mr. Kimball holds a B.A. with distinction from the University of Michigan and a J.D., magna cum laude, from the University of Michigan Law School.

PHILIP W. O’NEIL has served as Senior Vice President — Music of RealNetworks since February 2007. From 2000 to February 2006, Mr. O’Neil was employed by Vivendi Universal Games, the video game publishing unit of Vivendi Universal, a leading global media and entertainment company, most recently serving as Chief Operating Officer from March 2005 to February 2006. Prior to his appointment as Chief Operating Officer, Mr. O’Neil served as President and Chief Operating Officer, North America from May 2004 to March 2005, as Executive Vice President Sales and Marketing, North America from January 2004 to May 2004, as President and Founder, Partner Publishing Group from 2001 to December 2003, as Senior Vice President, Sales and Marketing from 2001 to January 2004, and as Senior Vice President, Sales North America from 2000 to 2001. Previously, Mr. O’Neil served in a variety of executive management roles within the consumer packaged goods sector. Mr. O’Neil holds a B.A. in English from California Polytechnic State University and is co-chair of the Dean’s Advisory Board for the College of Liberal Arts and Sciences.

DAN SHEERAN has served as Senior Vice President, Corporate Partnerships and Business Development of RealNetworks since February 2007. Mr. Sheeran joined RealNetworks in August 2001 and served as Senior Vice President, International Operations from March 2004 to July 2005, as Senior Vice President, Premium Consumer Services from July 2005 to November 2005 and as Senior Vice President, Music from November 2005 to February 2007. From June 2003 to March 2004, Mr. Sheeran served as Senior Vice President, Marketing of RealNetworks and from August 2001 to June 2003, Mr. Sheeran served as Vice President, Media Systems Marketing. Mr. Sheeran holds a B.S. in the School of Foreign Service, cum laude, from Georgetown University and an M.B.A. from Northwestern University.

CARLA STRATFOLD has served as Senior Vice President, Integration Program Office of RealNetworks since October 2006. Ms. Stratfold joined RealNetworks in May 2001 and served as Senior Vice President, North American Sales of RealNetworks from May 2001 to October 2006. From December 1998 to March 2000, Ms. Stratfold served as Vice President of Business Development of BackWeb Technologies Ltd., a provider of Internet communication infrastructure software. Ms. Stratfold holds a B.S. in Political Science from Washington State University.

HAROLD ZEITZ has served as Senior Vice President, Games and Media Software and Services of RealNetworks since January 2007. Mr. Zeitz joined RealNetworks in June 2006 and served as Senior Vice President, Media Software and Services from June 2006 to January 2007. From March 2002 to June 2006, Mr. Zeitz served as the Chief Operating Officer and Chief Marketing Officer of ShareBuilder Corporation, an online securities brokerage company. From January 2000 to August 2001, Mr. Zeitz served as the President and Chief Operating Officer of WorldStream Communications, a multimedia communications service company. From 1990 to 2000 Mr. Zeitz was employed by McCaw Cellular/AT&T Wireless where he held various senior management positions, most recently as the senior consumer marketing executive. Mr. Zeitz holds a B.A. in Economics from Northwestern University and an MBA from the Stanford Graduate School of Business.

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

Risks Related To Recent Development

Our recent acquisition of WiderThan could expose us to new risks, disrupt our business, and adversely impact our results of operations.

On November 27, 2006, we announced the final results of our tender offer for WiderThan Co., Ltd. pursuant to which we acquired approximately 99.7% of the outstanding common shares and American Depository Shares of WiderThan. The integration of our acquisition of WiderThan may divert the attention of management and other key personnel from other core business operations, which could adversely impact our financial performance in the near term. Moreover, the integration of WiderThan’s operations into the Company will require expansions to our system of internal controls over financial reporting. Any failure to successfully operate and integrate WiderThan could have an adverse effect on our results of operations.

Our businesses may be adversely affected by developments affecting the South Korean economy amid increased tensions with North Korea.

With the acquisition of WiderThan, we generate a material portion of our revenue from operations in the Republic of Korea (South Korea). On a consolidated basis, in 2006 we derived 5% of our revenue from our operations in South Korea and expect that we will generate a significant portion of our revenue from South Korea in 2007. Operating in this market subjects us to risks that were not previously relevant to us, including risks associated with the general state of the economy in South Korea and the potential instability of the Democratic People’s Republic of Korea (North Korea).

Relations between South Korea and North Korea have been tense throughout Korea’s modern history. The level of tension between the two Koreas has fluctuated and may increase or change abruptly as a result of current and future events, including ongoing contacts at the highest levels of the governments of South Korea and North Korea. Any further increase in tensions, which may occur, for example, if high-level contacts break down or military hostilities occur, could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Consumer Products and Services Business

Future growth of our online consumer businesses may not keep pace with recently realized growth rates; any slowdown in growth would negatively impact our overall operating results.

Our Consumer Products and Services revenue and subscriber and user base have grown substantially in the past two years. A slowdown in the growth of our consumer businesses would have a negative impact on our total revenue and consolidated operating results. Moreover, these consumer businesses compete in new and rapidly evolving markets and face substantial competitive threats. Our prospects for future growth in these businesses must be considered in light of the risks, expenses and difficulties frequently encountered in new and fiercely competitive markets.

We are experiencing greater fluctuations in revenue due to seasonality than at any time in our past, and we expect this trend to continue.

We are increasingly experiencing seasonality in our business, particularly with respect to the fourth quarter of our fiscal year. Our consumer businesses, which include advertising revenue, make up a large percentage of our revenue, and the fourth quarter has traditionally been the seasonally strongest quarter for internet advertising. In addition, as we have begun partnering more closely with device manufacturers for our consumer music services, we expect sales of these devices to follow typical consumer buying patterns with a majority of consumer electronics being sold in the fourth quarter. Finally, WiderThan’s historical business has seen a concentration of system sales, deployments, and consulting revenue in the fourth quarter. These factors may result in increasing seasonality in our business and we cannot predict with accuracy how these factors will impact our quarterly financial results.

The success of our subscription services businesses depends upon our ability to add new subscribers and minimize subscriber churn.

Our operating results could be adversely impacted by subscriber churn. Internet subscription businesses are a relatively new media delivery model and we cannot predict with accuracy our long-term ability to retain subscribers or add new subscribers. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared to competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. In recent periods, we have seen an increase in the number of gross customer cancellations of our subscription services due in part to an increasingly large subscriber base.

Our digital content subscription business, and our online music services in particular, depend on our continuing ability to license compelling content on commercially reasonable terms.

We must continue to obtain compelling digital media content for our video, music, and games services in order to maintain and increase usage, subscription service revenue, and overall customer satisfaction for these products. In some cases, we pay substantial fees to obtain premium content. For instance, we pay substantial royalty fees to music labels to license content. Moreover, our online music service offerings depend on music licenses from the major music labels and publishers, and the failure of any such parties to renew these licenses under terms that are acceptable to us would harm our ability to offer successful music subscription services and therefore our operating results. If we cannot obtain premium digital content for any of our digital content subscription services on commercially reasonable terms, or at all, our business will be harmed.

Music publishing royalty rates for music subscription services are not yet fully established; a determination of high royalty rates could negatively impact our operating results.

Publishing royalty rates associated with music subscription services in the U.S. and abroad are not fully established. Public performance licenses are negotiated individually, and we have not yet agreed to rates with all of the performing rights societies for all of our music subscription service activities. We may be required to pay a rate that is higher than we expect, as the issue was recently submitted to a “Rate Court” by The American Society of Composers, Authors and Publishers (ASCAP) for judicial determination. We have a license agreement with the Harry Fox Agency, an agency that represents music publishers, to reproduce musical compositions as required in the creation and delivery of on-demand streams and tethered downloads, but this license agreement does not include a rate. The license agreement anticipates industry-wide agreement on rates, or, if no industry-wide agreement can be reached, determination by a copyright royalty board (CARB), an administrative judicial proceeding supervised by the U.S. Copyright Office. If the rates agreed to or determined by a CARB or by Congress are higher than we expect, this expense could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined and may he higher than our current estimates.

Our consumer businesses face substantial competitive challenges that may prevent us from being successful in those businesses.

Music.  Our online music services face significant competition from traditional offline music distribution competitors and from other online digital music services, as well as piracy. Some of these competing online services have spent substantial amounts on marketing and have received significant media attention, including Apple’s iTunes music download service, which it markets closely with its extremely popular iPod line of portable digital audio players. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and also now markets a portable music player and related download software and music service called Zune. We also expect increasing competition from online retailers such as Amazon.com. Our current music service offerings may not be able to compete effectively in this highly competitive market. Our online music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access an expansive array of free content without securing licenses from content providers. Enforcement efforts have not effectively shut down these services and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours.

Media Software and Services.  Our media software and services (primarily our SuperPass subscription service) face competition from existing competitive alternatives and other free emerging services and technologies, such as user generated content services like YouTube and Google Video. Content owners are increasingly marketing their content on their own websites rather than licensing to other distributors such as us. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, Microsoft, Apple, Yahoo! and broadband ISPs. We expect this competition to become more intense as the market and business models for Internet video content mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets to promote their offerings successfully.

Games.  Our RealArcade, GameHouse, and Zylom branded services compete with other online distributors of downloadable casual PC games. Some of these distributors have high volume distribution channels and greater financial resources than we do, including Yahoo! Games, MSN Gamezone, Pogo.com, and Shockwave. We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our revenue. Our GameHouse, Zylom, and Mr. Goodliving content development studios compete with other developers and publishers of downloadable PC and mobile games. Our development studios compete primarily with other developers of downloadable and mobile casual PC games and must continue to develop popular and high-quality game titles to maintain its competitive position and help maintain the growth of our games business.

We may not be successful in maintaining and growing our distribution of digital media products.

We cannot predict whether consumers will continue to download and use our digital media products consistent with past usage, especially in light of the fact that Microsoft bundles its competing Windows Media Player with its Windows operating system. Our inability to maintain continued high volume distribution of our digital media products could hold back the growth and development of related revenue streams from these market segments, including the distribution of third-party products and therefore could harm our business and our prospects.

The success of our music services depend, in part, on interoperability with our customer’s music playback hardware.

In order for our digital music services to continue to grow we must design services that interoperate effectively with a variety of hardware products, including portable digital audio players, mobile handsets, home stereos and PCs. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our objectives. To date, Apple has not agreed to design its popular iPod line of portable digital audio players to function with our music services. If we cannot successfully design our service to interoperate with the music playback devices that our customers own our business will be harmed.

Risks Related to Our Technology Products and Solutions Business

Our traditional system software business has been negatively impacted by the effects of our competitors and our recent settlement agreement with Microsoft may not improve sales of our system software products.

We believe that our traditional system software sales have been negatively impacted primarily by the competitive effects of Microsoft, which markets and often bundles its competing technology with its market leading operating systems and server software. In December 2003, we filed suit against Microsoft in U.S. District Court to redress what we believed were illegal, anticompetitive practices by Microsoft. In October 2005, we entered into a settlement agreement with Microsoft regarding these claims and we also entered into two commercial agreements related to our digital music and casual games businesses. Although the settlement agreement contains a substantial cash payment to us and a series of technology agreements between the two companies, Microsoft will continue to be an aggressive competitor with our traditional systems software business. We cannot be sure whether the portions of the settlement agreement designed to limit Microsoft’s ability to leverage its market power will be effective and we cannot predict when, or if, we will experience increased demand for our system software products.

A majority of the revenue that we generate in Korea is dependent upon our relationship with SK Telecom, the largest wireless carrier in Korea; any deterioration of this relationship could materially harm our business.

We offer our mobile entertainment services to consumers in Korea through SK Telecom, the largest wireless carrier in Korea. In the near term, we expect that we will continue to generate a material portion of our total revenue through SK Telecom. If SK Telecom fails to market or distribute our applications or terminates its business contracts with us, or if our relationship with SK Telecom deteriorates in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives, which could have a material negative impact on our revenue and operating results. Also, if we are unable to continue our service development in conjunction with SK Telecom, our ability to develop, test, and introduce new services will be materially harmed.

Contracts with our carrier customers subject us to significant risks that could negatively impact our revenue from application services.

With the acquisition of WiderThan, we derive a material portion of our revenue from carrier application services. Our carrier application services contracts provide for revenue sharing arrangements but we have little control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Moreover, since most of our carrier customer contracts are non-exclusive, it is possible that our wireless carriers could purchase similar application services from third parties, and cease to use our services in the future. As a result, our revenue derived under these agreements may be substantially reduced depending on the pricing and usage decisions of our carrier customers.

In addition, none of our carrier application services contracts obligates our carrier customers to market or distribute any of our applications. As a result, revenues related to our application services are, to a large extent, dependent upon the marketing and promotion activities of our carrier customers. The loss of carrier customers or reduction in marketing or promotion of our applications would likely result in the loss of future revenues from our carrier application services.

Finally, many of our carrier contracts are short term and allow for early termination by the carrier with or without cause. These contracts are therefore subject to renegotiation of pricing or other key terms that could be adverse to our interests, and leave us vulnerable to non-renewal by the carriers. If our carrier contracts are terminated, not renewed, or renegotiated in a manner less favorable to us, our application services revenue would be negatively impacted.

Our carrier customers could begin developing some or all of our carrier applications services on their own, which could result in the loss of future revenues.

While, to date, most of our carrier customers do not offer internally-developed application services that compete with ours, if our carrier customers begin developing these application services internally, we could be forced to lower our prices or increase the amount of service we provide in order to maintain our business with those carrier customers. This could result in the loss of future revenues from our carrier application services or the reduction of margins related to such revenues.

The mobile entertainment market is highly competitive.

The market for mobile entertainment services, including ringback tone solutions, is highly competitive. Current and potential future competitors include major media companies, Internet portal companies, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. In connection with music-on-demand in particular, we may in the future compete with companies such as Apple, Microsoft, Napster, and Yahoo! which currently provide music-on-demand services for online or other non-mobile platforms. In addition, the major music labels may demand more aggressive revenue sharing arrangements or seek an alternative business model less favorable to us. Increased competition has in the past resulted in pricing pressure, forcing us to lower the selling price of our services. If we are not as successful as our competitors in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business.

Our Helix open source initiative is subject to risks associated with open source technology.

Although we have invested substantial resources in the development of the underlying technology within our Helix DNA Platform and the Helix Community process, the market and industry may not accept these technologies and, therefore, we may not derive royalty or support revenue from them. Moreover, the introduction of the Helix DNA Platform open source and community source licensing schemes may adversely affect sales of our commercial system software products to mobile operators, broadband providers, corporations, government agencies, educational institutions and other business and non-business organizations.

Our patents may not improve our business prospects.

Our primary strategy with regard to patents is to use our patent portfolio to increase licensing and usage of our Helix products. We do not know whether our patents will ultimately be deemed enforceable, valid, or infringed. Accordingly, we cannot predict whether our patent strategy will be successful or will improve our financial results. Moreover, we may be forced to litigate to determine the validity and scope of our patents. Any such litigation could be costly and may not achieve the desired results.

Risks Related to Our Business in General

Our operating results are difficult to predict and may fluctuate, which may contribute to fluctuations in our stock price.

As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments. Our operating results may be adversely affected by similar or other charges or events in future periods, which could cause the trading price of our stock to decline. Certain of our expense decisions (for example, research and development and sales and marketing efforts) are based on predictions regarding business and the markets in which we compete. To the extent that these predictions prove inaccurate, our revenue may not be sufficient to offset these expenditures, and our operating results may be harmed. In addition, we recently acquired the operations of WiderThan. We have limited experience managing these assets which may make it more difficult for us to accurately predict our operating results.

Our settlement agreement with Microsoft may not improve our business prospects.

In October 2005, we entered into a settlement agreement with Microsoft regarding claims of monopolistic activity which we had made against them. In connection with the settlement, we also entered into two commercial agreements with Microsoft related to our digital music and casual games businesses. The settlement agreement consists of a series of substantial cash payments to us and a series of technology agreements between the two companies. We cannot be sure that we will be able to apply the proceeds of the settlement in a way that will improve our operating results or otherwise increase the value of our shareholders’ investments in our stock.

Our products and services must compete with the products and services of strong or dominant competitors.

Our software and services must compete with strong existing competitors and new competitors that may enter with competitive new products, services, and technologies. These market conditions have in the past resulted in, and could likely continue to result in the following consequences, any of which could adversely affect our business, our operating results and the trading price of our stock:

•	reduced prices, revenue and margins;

•	increased expenses in responding to competitors;

•	loss of current and potential customers, market share and market power;

•	lengthened sales cycles;

•	degradation of our stature and reputation in the market;

•	changes in our business and distribution and marketing strategies;

•	changes to our products, services, technology, licenses and business practices, and other disruption of our operations;

•	strained relationships with partners; and

•	pressure to prematurely release products or product enhancements.

Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. Our competitors across the breadth of our product lines include a number of large and powerful companies, such as Microsoft, Apple, and Yahoo!.

Failure to develop and introduce new products and services that achieve market acceptance could result in a loss of market opportunities and negatively affect our operating results.

The process of developing new, and enhancing existing, products and services is complex, costly and uncertain. Our business depends on providing products and services that are attractive to subscribers and consumers, which, in part, is subject to unpredictable and volatile factors beyond our control, including end-user preferences and competing products and services. Any failure by us to timely respond to or accurately anticipate consumers’ changing needs and emerging technological trends could significantly harm our current market share or result in the loss of market opportunities. In addition, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect consumer demand for our products and services. Therefore, our operating results could be negatively impacted.

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

We may not be able to license technologies, like codecs or digital rights management technology, that obtain widespread consumer and developer use, which would harm consumer and developer acceptance of our products and services. In addition, our codecs and formats may not continue to be in demand or as desirable as other third-party codecs and formats, including codecs and formats created by Microsoft or industry standard formats created by MPEG.

We depend upon our executive officers and key personnel, but may be unable to attract and retain them, which could significantly harm our business and results of operations.

Our success depends on the continued employment of certain executive officers and key employees, particularly Robert Glaser, our founder, Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Glaser or other key executive officers or employees could harm our business.

Our success is also dependent upon our ability to identify, attract and retain highly skilled management, technical, and sales personnel, both in our domestic operations and as we expand internationally. Qualified individuals are in high demand and competition for such qualified personnel in our industry is intense, and we may incur significant costs to retain or attract them. There can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth.

Our industry is experiencing consolidation that may cause us to lose key relationships and intensify competition.

The Internet and media distribution industries are undergoing substantial change, which has resulted in increasing consolidation and formation of strategic relationships. Acquisitions or other consolidating transactions could harm us in a number of ways, including the loss of customers if competitors or users of competing technologies consolidate with our current or potential customers, or our current competitors become stronger, or new competitors emerge from consolidations. Any of these events could put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share. Consolidation in our industry, or in related industries such as broadband carriers, could force us to expend greater resources to meet new or additional competitive threats, which could also harm our operating results.

Industry consolidation could also cause the loss of strategic relationships if our strategic partners are acquired by or enter into relationships with a competitor. Because we rely on strategic relationships with third parties, including relationships providing for content acquisition and distribution of our products, the loss of current strategic relationships (due to industry consolidation or otherwise), the inability to find other strategic partners, our failure to effectively manage these relationships or the failure of our existing relationships to achieve meaningful positive results could harm our business.

Acquisitions involve costs and risks that could harm our business and impair our ability to realize potential benefits from acquisitions.

As part of our business strategy, we have acquired technologies and businesses in the past, including as recently as November 2006, and expect that we will continue to do so in the future. The failure to adequately manage the costs and address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business and prevent us from realizing the benefits of the acquisitions.

Acquisition-related costs and financial risks related to completed and potential future acquisitions may harm our financial position, reported operating results, or stock price. Previous acquisitions have resulted in significant expenses, including amortization of purchased technology and amortization of acquired identifiable intangible assets, which are reflected in our operating expenses. New acquisitions and any potential future impairment of the value of purchased assets could have a significant negative impact on our future operating results.

Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:

•	difficulties and expenses in assimilating the operations, products, technology, information systems, and/or personnel of the acquired company;

•	retaining key management or employees of the acquired company;

•	entrance into unfamiliar markets, industry segments, or types of businesses;

•	operating and integrating acquired businesses in remote locations;

•	integrating and managing businesses based in countries in which we have little or no prior experience;

•	impairment of relationships with employees, affiliates, advertisers or content providers of our business or acquired business; and

•	assumption of known and unknown liabilities of the acquired company, including intellectual property claims.

Our strategic investments may not be successful and we may have to recognize expenses in our income statement in connection with these investments.

We have made, and in the future we may continue to make, strategic investments in other companies, including joint ventures. These investments often involve immature and unproven businesses and technologies and involve a high degree of risk. We could lose the entire amount of our investment. No assurance can be made that we will realize the anticipated benefits from any of our strategic investment.

We need to develop relationships and technical standards with manufacturers of non-PC media and communication devices to grow our business.

Access to the Internet through devices other than a personal computer (PC), such as personal digital assistants, cellular phones, television set-top devices, game consoles, Internet appliances and portable music and games devices has increased dramatically and is expected to continue to increase. If a substantial number of alternative device manufacturers do not license and incorporate our technology into their devices, we may fail to capitalize on the opportunity to deliver digital media to non-PC devices which could harm our business prospects. If we do not successfully make our products and technologies compatible with emerging standards and the most popular devices used to access digital media, we may miss market opportunities and our business and results will suffer.

Our business and operating results will suffer if our systems or networks fail, become unavailable, unsecured or perform poorly so that current or potential users do not have adequate access to our products, services and websites.

Our ability to provide our products and services to our customers and operate our business depends on the continued operation of our information systems and networks. A significant or repeated reduction in the performance, reliability or availability of our information systems and network infrastructure could harm our ability to conduct our business, and harm our reputation and ability to attract and retain users, customers, advertisers and content providers. We have on occasion experienced system errors and failures that caused interruption in availability of products or content or an increase in response time. Problems with our systems and networks could result from our failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, HVAC failures, intentional actions to disrupt our systems and networks and many other causes. The vulnerability of a large portion of our computer and communications infrastructure is enhanced because much of it is located at a single leased facility in Seattle, Washington, an area that is at heightened risk of earthquake, flood, and volcanic events. Many of our services do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage.

Our network is subject to security risks that could harm our business and reputation and expose us to litigation or liability.

Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit and store such information and data securely, and any costs associated with preventing or eliminating such problems, could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. We also may be required to expend significant capital or other resources to alleviate problems caused by such breaches or attacks. Any successful attack or breach of our security could hurt consumer demand for our products and services, expose us to consumer class action lawsuits, and harm our business.

The growth of our business is dependent in part on successfully implementing our international expansion strategy.

A key part of our strategy is to develop localized products and services in international markets through subsidiaries, branch offices and joint ventures, if we do not successfully implement this strategy, we may not recoup our international investments and we may fail to develop or maintain worldwide market share. In addition, our recent acquisitions of WiderThan, Zylom, and Mr. Goodliving have increased our revenue from our international operations. Our international operations involve risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language, and cultural differences, different or conflicting laws and regulations, taxes, and exchange rate fluctuations. Any of these factors could harm operating results and financial condition. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements.

As part of our international expansion strategy, we intend to grow our business in The People’s Republic of China (PRC). PRC government regulates our business in PRC through regulations and license requirements restricting (i) the scope of foreign investment in the Internet, retail and delivery sectors, (ii) Internet content and (iii) the sale of certain media products. In order to meet PRC local ownership and regulatory licensing requirements, our business in PRC is operated through a PRC subsidiary which acts in cooperation with PRC companies owned by nominee shareholders who are PRC nationals. Although we believe this structure complies with existing PRC laws, it involves unique risks. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that PRC government will ultimately take a view contrary to ours. If any of our PRC entities were found to be in violation of existing or future PRC laws or regulations or if interpretations of those laws and regulations were to change, the business could be subject to fines and other financial penalties, have its licenses revoked or be forced to shut down entirely.

We may be unable to adequately protect our proprietary rights and may face risks associated with third-party claims relating to our intellectual property.

Our ability to compete partly depends on the superiority, uniqueness and value of our technology, including both internally developed technology, and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. As disputes regarding the ownership of technologies and rights associated with streaming media, digital distribution, and online businesses are common and likely to arise in the future, we may be forced to litigate to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. Any such litigation would likely be costly, distract our management, and the existence and/or outcome of any such litigation could harm our business.

Despite our efforts to protect our proprietary rights, any of the following would likely reduce the value of our intellectual property:

•	our applications for patents and trademarks relating to our business may not be granted and, if granted, may be challenged or invalidated;

•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;

•	our efforts may not prevent the development and design by others of products or technologies similar to, competitive with, or superior to those we develop; or

•	another party may obtain a blocking patent, thus requiring us to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. Currently we are investigating or litigating a variety of such pending claims, some of which are described in Part I of this report under the heading “Legal Proceedings.”

We may be subject to market risk and legal liability in connection with the data collection capabilities of our products and services.

Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products send information to our servers. Many of the services we provide also require that a user provide certain information to us. We have an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. Any failure by us to comply with our posted privacy policy and existing or new legislation regarding privacy issues could impact the market for our products and services, subject us to litigation, and harm our business.

We account for employee stock options using the fair value method, which may have a material adverse affect on our results of operations.

On January 1, 2006, we adopted the provisions of, and started accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s Statement of Financial Accounting Standard (SFAS) No. 123R — revised 2004, Share Based Payment, which requires a company to recognize, as an expense, the fair value of stock options and other stock-based compensation. We are required to record an expense for our stock-based compensation plans using the fair value method as described in SFAS 123R, which results in the recognition of significant and ongoing accounting charges, for which we recorded an expense of $18.2 million during the year ended December 31, 2006, in our condensed consolidated statement of operations. Stock options are also a key part of the compensation packages that we offer our employees. If we are forced to curtail our broad-based option program due to these additional charges, it may become more difficult for us to attract and retain employees.

We may be subject to assessment of sales and other taxes for the sale of our products, license of technology or provision of services.

Currently we do not collect sales or other taxes on the sale of our products, license of technology, or provision of services in states and countries other than those in which we have offices or employees. Our business would be harmed if one or more states or any foreign country were to require us to collect sales or other taxes from past sales or income related to products, licenses of technology, or provision of services.

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

We may be subject to additional income tax assessments.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, income taxes payable, and net deferred tax assets. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in our historical financial statements. An audit or litigation can result in significant additional income taxes payable in the U.S. or foreign jurisdictions which could have a material adverse effect on our financial condition and results of operations.

We donate a portion of our net income to charity.

In periods where we achieve profitability, we intend to donate 5% of our annual net income to charitable organizations, which would reduce our net income for those periods.

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

Provisions of our charter documents, Shareholder Rights Plan, and Washington law could discourage our acquisition by a third-party.

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

RealNetworks has also entered into an agreement providing Mr. Glaser with certain contractual rights relating to the enforcement of our charter documents and Mr. Glaser’s roles and authority within RealNetworks.

We have adopted a shareholder rights plan that provides that shares of our common stock have associated preferred stock purchase rights. The exercise of these rights would make the acquisition of RealNetworks by a third-party more expensive to that party and has the effect of discouraging third parties from acquiring RealNetworks without the approval of our board of directors, which has the power to redeem these rights and prevent their exercise.

Washington law imposes restrictions on some transactions between a corporation and certain significant shareholders. The foregoing provisions of our charter documents, shareholder rights plan, our agreement with Mr. Glaser, our zero coupon convertible subordinated notes and Washington law, as well as our charter provisions that provide for a classified board of directors and the availability of “blank check” preferred stock, could have the effect of making it more difficult or more expensive for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of us. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future for our common stock.

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

Certain material weaknesses in internal controls of WiderThan were identified as of December 31, 2005; if we fail to remediate and maintain an effective system of internal controls at WiderThan we may be unable to accurately report our financial results or reduce our ability to prevent or detect fraud, and investor confidence may be affected.

In connection with the audit of WiderThan’s 2005 financial statements, the management of WiderThan identified certain material weaknesses, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, as of December 31, 2005, as follows:

•	WiderThan did not retain accounting staff with sufficient depth and skill in the application of U.S. GAAP commensurate with the reporting requirements of a U.S. registrant;

•	WiderThan did not have effective controls over establishing and maintaining accounting policies related to revenue recognition; and

•	WiderThan did not maintain effective controls, including monitoring, over the financial close and reporting process. Specifically, WiderThan relied heavily on the use of spreadsheet programs during the financial close process and did not have adequately designed controls to ensure the completeness, accuracy, and restricted access to such spreadsheets.

In making its assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 management has excluded WiderThan, as permitted by the SEC, because it was acquired on October 31, 2006. The assets and net revenue of WiderThan as of and for the twelve months ended December 31, 2006 were $431.7 million and $26.7 million, respectively, representing 33% and 7%, respectively, of our consolidated assets and net revenue as of and for the twelve months ended December 31, 2006.

We are in the process of integrating the finance operations of WiderThan into our finance department; however, there is no certainty that the identified material weaknesses will be remediated in a timely manner or controls will be implemented to prevent a material misstatement in the consolidated financial statements. Moreover, we cannot be certain that the costs associated with such measures will not exceed our estimates, which could impact our overall level of profitability. Any failure to remediate these material weaknesses could cause investors to lose confidence in our reported financial information or could harm our financial results.

Our stock price has been volatile in the past and may continue to be volatile.

The trading price of our common stock has been highly volatile. For example, during the 52-week period ended December 31, 2006, the price of our common stock ranged from $7.20 to $12.08 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, changes in financial estimates, recommendations by securities analysts, changes in the competitive environment, as well as any of the other risk factors described above.

Financial forecasting of our operating results will be difficult because of the changing nature of our products and business, and our actual results may differ from forecasts.

As a result of the dynamic markets in which we compete, it is difficult to accurately forecast our operating results and metrics. Our inability or the inability of the financial community to accurately forecast our operating results could result in our reported net income (loss) in a given quarter to differ from expectations, which could cause a decline in the trading price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate and administrative headquarters and certain research and development and sales and marketing personnel are located at our facility in Seattle, Washington.

We lease properties primarily in the following locations to house our research and development, sales and marketing, and general and administrative personnel:

	Area leased	Monthly
Location	(sq. feet)	rent	Lease expiration

Seattle, Washington	264,000	$468,000	September 2014, with an option to renew for two five-year periods
Seattle, Washington(1)	133,000	398,000	September 2010
Seoul, Republic of Korea	78,000	127,000	October 2008
Reston, Virginia	35,000	76,000	December 2011
Tokyo, Japan	6,700	39,000	March 2008
San Francisco, California	28,750	32,000	November 2007
New York, New York	15,000	30,000	February 2011
London, United Kingdom	4,540	20,000	May 2010
Seattle, Washington	11,300	17,000	July 2010
New York, New York	4,200	13,000	December 2009
Eindhoven, Netherlands	14,700	10,000	June 2011

(1)	In 2001, we re-evaluated our facilities requirements and as a result, decided to sublet all of this office space for the remainder of the term of our lease.

We also lease various other smaller facilities in the U.S. and foreign countries primarily for our sales and marketing personnel. A majority of these leases are for a period of less than one year. We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. For additional information regarding our obligations under leases, see Notes to Consolidated Financial Statements — Commitments and Contingencies (Note 15).

Item 3.	Legal Proceedings

See Notes to Consolidated Financial Statements — Commitments and Contingencies (Note 15) for information regarding legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Market under the symbol “RNWK” since our initial public offering in November 1997. There is no assurance that any quantity of the common stock could be sold at or near reported trading prices.

The following table sets forth for the periods indicated the high and low sale prices for our common stock. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	Years Ended December 31,
	2006		2005
	High	Low	High	Low

First Quarter	$8.60	$7.20	$7.08	$5.42
Second Quarter	11.05	8.27	7.40	4.85
Third Quarter	11.20	9.12	5.95	4.65
Fourth Quarter	12.08	10.44	9.08	5.63

As of January 31, 2007, there were approximately 772 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders. We have not paid any cash dividends. Payment of dividends in the future will depend on our continued earnings, financial condition, and other factors.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Form 10-K.

In August 2005, our Board of Directors authorized a share repurchase program for the repurchase of up to an aggregate of $75.0 million of our outstanding common stock. In November 2005, our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of our outstanding common stock, which replaced the August 2005 repurchase program. During 2005, under both the August 2005 and November 2005 repurchase programs, we repurchased 8.6 million shares at an average cost of $6.29 per share for an aggregate value of $54.3 million. During the quarter ended March 31, 2006 we purchased 9.5 million shares at an average cost of $8.09 per share for an aggregate value of $77.0 million.

In April 2006, our Board of Directors authorized a new share repurchase program of up to an aggregate of $100.0 million of our outstanding common stock. During the period from April 2006 to December 2006 we repurchased 2.3 million shares at an average cost of $9.44 per share for an aggregate value of $21.9 million. As of December 31, 2006, $78.1 million remained authorized for repurchase under the April 2006 repurchase program.

Between October 1, 2006 and December 31, 2006, the Company has issued and sold unregistered securities as follows:

On December 29, 2006, the Company issued an aggregate of 2,170 shares of Common Stock to three non-employee directors as compensation for board service during the fourth quarter of 2006 pursuant to the RealNetworks, Inc. Director Compensation Stock Plan. The aggregate value of the shares was approximately $23,740. The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$395,261	$325,059	$266,719	$202,377	$182,679
Cost of revenue	124,108	98,249	97,145	68,343	50,269

Gross profit	271,153	226,810	169,574	134,034	132,410

Operating expenses:
Research and development	77,386	70,731	52,066	47,730	49,514
Sales and marketing	165,602	130,515	96,779	77,335	73,928
General and administrative	57,332	50,697	31,538	21,160	19,820
Loss on excess office facilities	738	—	866	7,098	17,207
Personnel reduction and related charges	—	—	—	—	3,595

Subtotal operating expenses	301,058	251,943	181,249	153,323	164,064
Antitrust litigation (benefit) expenses, net	(220,410)	(422,500)	11,048	1,574	—

Total operating expenses (benefit)	80,648	(170,557)	192,297	154,897	164,064

Operating income (loss)	190,505	397,367	(22,723)	(20,863)	(31,654)
Other income (expenses), net	37,248	32,176	248	(444)	(727)

Income (loss) before income taxes	227,753	429,543	(22,475)	(21,307)	(32,381)
Income taxes	(82,537)	(117,198)	(522)	(144)	(5,972)

Net income (loss)	$145,216	$312,345	$(22,997)	$(21,451)	$(38,353)

Basic net income (loss) per share	$0.90	$1.84	$(0.14)	$(0.13)	$(0.24)
Diluted net income (loss) per share	$0.81	$1.70	$(0.14)	$(0.13)	$(0.24)
Shares used to compute basic net income (loss) per share	160,973	169,986	168,907	160,309	159,365
Shares used to compute diluted net income (loss) per share	179,281	184,161	168,907	160,309	159,365

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$678,920	$781,327	$363,621	$373,593	$309,071
Working capital	584,125	710,804	287,599	310,679	248,400
Other intangible assets, net	105,109	7,337	8,383	1,065	848
Goodwill	309,122	123,330	119,217	97,477	60,077
Total assets	1,303,416	1,112,997	602,502	580,939	462,101
Convertible debt	100,000	100,000	100,000	100,000	—
Shareholders’ equity	969,766	841,733	380,805	366,486	349,765

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading creator of digital media services and software. Consumers use our services and software, such as Rhapsody, RealArcade, and RealPlayer to find, play, purchase, and manage free and premium digital content, including music, games, and video. Broadcasters, cable and wireless communication companies, media companies and enterprises, such as Cingular and Verizon in the U.S. and SK Telecom in Korea, use our digital media applications and services to create, secure and deliver digital media to PCs, mobile phones, portable music players and other consumer electronics devices and to provide entertainment services to their subscribers.

Our strategy is to continue to leverage our Internet and mobile media technology, business partnerships and worldwide user base to increase our sales of digital media products, services and advertising in order to build a sustainable and profitable global business. We intend to continue our strategy of expanding our products and services beyond the PC to mobile devices and to create compelling digital media experiences on a variety of entertainment devices. We also intend to use our strong cash position to continue to seek acquisition opportunities to further our strategic initiatives and to enhance our competitive position.

In the year ended December 31, 2006, we recorded the highest total annual revenue in our history due to the significant growth in our Consumer Products and Services segment and also due to the inclusion of the operating results from our 2006 acquisitions, primarily WiderThan which we acquired in October 2006. The growth in our consumer businesses, as compared to 2005, was driven primarily by increased revenue from our Games and Music businesses, including increased sales resulting from our acquisition of Zylom in January 2006, and distribution of third-party products. This growth was partially offset by a decline in revenue in our Media Software and Services business from 2005 to 2006, due primarily to a decline in our SuperPass subscription service, and a decline in third-party subscriptions.

In recent years, we have focused our efforts on growing our consumer businesses through both internal initiatives and strategic acquisitions of businesses and technologies. As a result of these efforts, we have increased the number of subscribers to our music and games subscription offerings and increased sales of our digital music and games content. Our Consumer Products and Services segment accounted for 82%, 86%, and 82% of our total revenue during the years ended December 31, 2006, 2005, and 2004, respectively. In addition, we have increased our focus on “free-to-consumer” products and services, such as our Rhapsody.com website and our introduction of downloadable games containing in-game advertising. These products and services generate advertising revenue and are also designed to increase the exposure of our paid digital music and games products and services to consumers.

Our Technology Products and Solutions revenue also grew substantially in 2006, increasing 61% from 2005. The increase was primarily driven by our acquisition of WiderThan in October 2006. WiderThan is a leader in delivering integrated digital entertainment solutions to communications service providers worldwide. WiderThan’s applications, content, and services enable wireless carriers to provide a broad range of mobile entertainment to their subscribers, including ringback tones, music-on-demand, mobile games, ringtones, messaging, and information services. We expect our Technology Products and Solutions revenue to grow as a percentage of total revenue and in absolute dollars during 2007 as it will include a full year of the results of operations of WiderThan. We also believe that WiderThan’s technology platform and history of wireless innovation will assist our strategy of moving our content and services beyond the PC to multiple platforms.

In October 2005, we entered into an agreement to settle all of our antitrust disputes worldwide with Microsoft. Upon settlement of the legal disputes, we also entered into two commercial agreements with Microsoft that provide for collaboration in digital music and casual games. Pursuant to these commercial agreements we have received payments of $478.0 million in 2005 and $221.9 million in 2006. Microsoft also paid us the remaining contractual payment of $61.1 million in January 2007 for a total of $761.0 million.

We manage our business, and correspondingly report revenue, based on two operating segments: Consumer Products and Services and Technology Products and Solutions.

•	Consumer Products and Services segment primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass; sales and distribution of third-party software and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising.

•	Technology Products and Solutions segment includes revenue from: sales of ringback tones, music-on-demand, video-on-demand, and messaging services; sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services; and consulting services we offer to our customers.

The following table sets forth certain financial data for the periods indicated as a percentage of total net revenue:

	Years Ended December 31,
	2006	2005	2004

Net revenue:
License fees	22.9%	24.9%	26.9%
Service revenue	77.1	75.1	73.1

Total net revenue	100.0	100.0	100.0

Cost of revenue:
License fees	9.4	10.4	10.6
Service revenue	22.0	19.8	24.0
Loss on content agreement	—	—	1.9

Total cost of revenue	31.4	30.2	36.5

Gross profit	68.6	69.8	63.5

Operating expenses:
Research and development	19.6	21.8	19.5
Sales and marketing	41.9	40.2	36.3
General and administrative	14.5	15.6	11.8
Loss on excess office facilities	0.2	—	0.3

Subtotal operating expenses	76.2	77.6	67.9
Antitrust litigation (benefit) expenses, net	(55.8)	(130.0)	4.1

Total operating expenses (benefit)	20.4	(52.4)	72.0

Operating income (loss)	48.2	122.2	(8.5)
Other income, net	9.4	9.9	0.1

Income (loss) before income taxes	57.6	132.1	(8.4)
Income taxes	(20.9)	(36.1)	(0.2)

Net income (loss)	36.7%	96.0%	(8.6)%

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

•	Revenue recognition;

•	Estimating music publishing rights and music royalty accruals;

•	Recoverability of deferred costs;

•	Estimating allowances for doubtful accounts and sales returns;

•	Estimating losses on excess office facilities;

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;

•	Valuation of other intangible assets;

•	Valuation of goodwill;

•	Stock-based compensation;

•	Accounting for income taxes; and

•	Determining loss on purchase commitments.

Revenue Recognition.  We recognize revenue in accordance with the following authoritative literature: AICPA Statement of Position (SOP) No. 97-2, Software Revenue Recognition; SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements; SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements; Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables; and EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  Generally we recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

Consumer subscription products are paid in advance, typically for monthly, quarterly or annual periods. Subscription revenue is recognized ratably over the related subscription period. Revenue from sales of downloaded individual tracks, albums and games are recognized at the time the music or game is made available, digitally, to the end user.

We have arrangements whereby customers pay one price for multiple products and services and in some cases, involve a combination of products and services. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the individual deliverables in accordance with EITF Issue No. 00-21. In the event that there is no objective and reliable evidence of fair value of the delivered items, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. We apply significant judgment in establishing the fair value of multiple elements within revenue arrangements.

We recognize revenue on a gross or net basis, in accordance with EITF Issue No. 99-19. In most arrangements, we contract directly with end user customers, are the primary obligor and carry all collectibility risk. In such arrangements we report the revenue on a gross basis. In some cases, we utilize third-party distributors to sell products or services directly to end user customers and carry no collectibility risk. In such instances we report the revenue on a net basis.

We recognize revenue for our software products pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. If we provide consulting services that are considered essential to the functionality of the software products, both the software product revenue and services revenue are recognized under contract accounting in accordance with the provisions of SOP No. 81-1. Revenue from these arrangements is either recognized under the percentage of completion method based on the ratio of direct labor hours incurred to total projected labor hours, or on the completed contract method based on customer specific arrangement.

Revenue from software license agreements with original equipment manufacturers (OEM) is recognized when the OEM delivers its product incorporating our software to the end user.

Revenue generated from advertising appearing on our websites and from advertising included in our products is recognized as revenue as the delivery of the advertising occurs.

Music Publishing Rights and Music Royalty Accruals.  We must make estimates of amounts owed related to our music publishing rights and music royalties for our domestic and international music services. Material differences may result in the amount and timing of our expense for any period if management made different judgments or utilized different estimates. Under copyright law, we may be required to pay licensing fees for digital sound recordings and compositions we deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to the current or historic sales of our digital music offerings. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While we base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.

Recoverability of Deferred Costs.  We defers costs on projects for service revenue and system sales. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties.

We recognize such costs in accordance with our revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized ratably over the term of the contract, costs are recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, we review deferred costs, to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

Allowances for Doubtful Accounts and Sales Returns.  We must make estimates of the uncollectibility of our accounts receivable. We specifically analyze the age of accounts receivable and historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Similarly, we must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant judgments and estimates must be made and used in connection with establishing allowances for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we were to make different judgments or utilize different estimates.

Accrued Loss on Excess Office Facilities.  We made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities could be significantly different from that recorded, which could have a material impact on our operating results. We have revised our original estimate several times in the last five years, increasing the accrual for loss on excess office facilities each time. The first two revisions were the result of changes in the market for commercial real estate where the excess office facilities are located. The third revision, which took place in 2003, resulted from adding an additional tenant at a sublease rate lower than the rate used in previous estimates. During the quarter ended September 30, 2004 we renegotiated the lease for our headquarters building and ceased using part of the building resulting in a charge to our statement of operations. The latest revision, during the quarter ended March 31, 2006, resulted from incremental increases in the building operating expenses which were greater than the amounts previously estimated as not recoverable. The significant factors we considered in making our estimates are discussed in the section entitled “Loss on Excess Office Facilities.”

Impairment of Investments.  We periodically evaluate whether any declines in the fair value of our investments are other-than-temporary. Significant judgments and estimates must be made to assess whether an other-than-temporary decline in fair value of investments has occurred and to estimate the fair value of investments in privately held companies. Material differences may result in the amount and timing of any impairment charge if we were to make different judgments or utilize different estimates.

Valuation of Other Intangible Assets.  Other intangible assets consist primarily of fair value of customer agreements and contracts, developed technology, trademarks, patents, and tradenames acquired in business combinations. Other intangible assets are amortized on a straight line basis over their useful lives and are subject to periodic review for impairment. The initial recording and periodic review processes require extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s current assessment, material write-downs of intangible assets may be required. We periodically review the estimated remaining useful lives of other intangible assets. A reduction in the estimated remaining useful life could result in accelerated amortization expense in future periods.

Valuation of Goodwill.  We assess the impairment of goodwill on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors we consider important which could trigger an impairment review include the following:

•	poor economic performance relative to historical or projected future operating results;

•	significant negative industry, economic or company specific trends;

•	changes in the manner of our use of the assets or the plans for our business; and

•	loss of key personnel.

If we were to determine that the fair value of a reporting unit was less than its carrying value, including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, we would measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the goodwill of the reporting unit. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, we would record an impairment charge for the difference. Judgment is required in determining our reporting units and assessing fair value of the reporting units. There were no impairments related to goodwill in any of the periods presented.

Stock-Based Compensation.  We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.  Under the provisions of SFAS No. 123R, which we adopted as of January 1, 2006, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period, which is the vesting period. The Black-Scholes model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from the amounts recorded in our consolidated statement of operations. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25,

Accounting for Stock Issued to Employees.  Under APB No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

Accounting for Income Taxes.  We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled. We must make assumptions, judgments and estimates to determine current provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

We must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefit in the statement of operations. Factors we consider in making such an assessment include, but are not limited to: past performance and our expectation of future taxable income, macro-economic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our investments and other assets.

We have not provided for U.S. deferred income taxes or withholding taxes on non-U.S. subsidiaries’ undistributed earnings. These earnings are intended to be permanently reinvested in operations outside of the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the availability of foreign tax credits and the complexity of the computation, if such earnings were not deemed to be permanently reinvested.

As of December 31, 2006 we had not made a final determination to maintain WiderThan Americas, Inc., currently a wholly-owned subsidiary of WiderThan, as a direct subsidiary of WiderThan or as a direct subsidiary of RealNetworks, Inc. The determination of the final structure may impact the amount of deferred tax liability and goodwill, if the decision is made within a reasonable time from the date of acquisition. In general, if the decision is made after one year following the date of acquisition it may impact our income tax expense.

Determining Loss on Purchase Commitments.  We may from time-to-time enter into purchase commitments that commit us to the purchase of certain products and services. We periodically evaluate, based on market conditions, product plans and other factors, the future benefit of these purchase commitments. If it is determined that the purchase commitments do not have a future benefit, then a reserve is established for the amount of the commitment in excess of the estimated future benefit. Significant judgments and estimates must be made to determine such reserves.

Revenue by Segment

Revenue by segment is as follows (dollars in thousands):

	2006	Change	2005	Change	2004

Consumer products and services	$322,772	15%	$279,964	28%	$218,343
Technology products and solutions	72,489	61	45,095	(7)	48,376

Total net revenue	$395,261	22%	$325,059	22%	$266,719

Revenue by segment as a percentage of total net revenue is as follows:

	2006	2005	2004

Consumer products and services	82%	86%	82%
Technology products and solutions	18	14	18

Total net revenue	100%	100%	100%

Consumer Products and Services.  Consumer Products and Services primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass and stand-alone subscriptions; sales and distribution of third-party software and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet and we charge customers’ credit cards at the time of sale. Billings for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.

Consumer Products and Services revenue increased 15% in 2006 due primarily to: (1) increased sales of individual games driven by our acquisition of Zylom and through RealArcade; (2) growth in subscribers and related revenue for our Rhapsody subscription service; (3) increased advertising revenue from our music websites; and (4) distribution of third-party products. Overall growth was partly offset by a decline in media software and services revenue. Additional factors contributing to the changes are discussed below in the sections included within Consumer Products and Services revenue. We believe the growth in our music and games subscription services is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements and increasing consumer acceptance and adoption of digital media products and services. While revenue related to our Consumer Products and Services continues to grow, the rate of growth was slower compared to 28% growth from 2004 to 2005. We cannot predict with accuracy how these subscription offerings will perform in the future, at what rate digital media subscription service revenue and subscribers will grow, if at all, or the nature or potential impact of anticipated competition.

Consumer Products and Services revenue increased 28% in 2005 due primarily to: (1) growth in subscribers and related revenue for our subscription services, including Rhapsody, RadioPass, and GamePass; (2) increased sales of individual tracks through our Rhapsody music subscription services and our RealPlayer music store; and (3) increased sales of individual games.

Technology Products and Solutions.  Technology Products and Solutions revenue is derived from products and services that enable wireless carriers, cable companies, and other media and communications companies to distribute digital media content to PCs, mobile phones, and other non-PC devices. Technology Products and Solutions that we sell as application services consist of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging, and are primarily sold to wireless carriers. Technology Products and Solutions that we sell as software consist of Helix system software and related authoring and publishing tools, digital rights management technology, support and maintenance services that we sell to customers who purchase these products and broadcast hosting and consulting services we offer to our customers and are primarily sold to corporate, government and educational customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered.

Technology Products and Solutions revenue increased 61% in 2006 due primarily to our acquisition of WiderThan during the fourth quarter of 2006 representing 7% of net revenue. We expect WiderThan to contribute significantly to the Technology Products and Solutions segment in future periods in terms of revenue and as a percentage of total segment revenue. We believe that sales of certain of our business software products will continue to be substantially affected by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products. No assurance can be given when, or if, we will experience increased sales of our Technology Products and Solutions to customers in these markets.

Technology Products and Solutions revenue decreased 7% in 2005 due primarily to a decrease in the revenue recognized related to the expiration of a legacy system software agreement and a decrease in sales of our system software to mobile and wireless infrastructure companies. This decrease was partially offset by an increase in sales of our system software to OEM customers.

Consumer Products and Services Revenue

A further analysis of our consumer products and services revenue is as follows (dollars in thousands):

	2006	Change	2005	Change	2004

Music	$123,033	21%	$101,769	49%	$68,190
Media software and services	113,503	(7)	121,918	5	115,618
Games	86,236	53	56,277	63	34,535

Total consumer products and services revenue	$322,772	15%	$279,964	28%	$218,343

Music.  Music revenue primarily includes revenue from: our Rhapsody and RadioPass subscription services; sales of digital music content through our Rhapsody service and our RealPlayer music store; and advertising from our music websites. Music revenue increased by 21% in 2006 due primarily to: (1) growth in subscribers to our Rhapsody subscription service; (2) continued growth in the online sale of individual tracks through our Rhapsody subscription service and through our RealPlayer Music Store; (3) increase in advertising revenue; and (4) the distribution of our radio products through broadband service providers. We believe the continued growth of our Music revenue during 2006 is due primarily to the broader acceptance of paid online music services and increased focus of our marketing efforts on our music offerings.

Music revenue increased 49% in 2005 due primarily to: (1) growth in subscribers to our Rhapsody and RadioPass subscription services; (2) the online sale of individual tracks through our Rhapsody subscription service and through our RealPlayer Music Store (sales through our RealPlayer Music Store began during the quarter ended March 31, 2004); and (3) the distribution of our radio products through broadband service providers.

Media Software and Services.  Media Software and Services revenue primarily includes revenue from: our SuperPass and stand-alone premium video subscription services; RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to our Music and Games businesses. Media Software and Services revenue decreased 7% in 2006 due primarily to a decline in revenue from: (1) SuperPass subscription service; and (2) stand-alone subscriptions. This decrease was partially offset by growth in distribution of third-party products and advertising revenue.

Media Software and Services revenue increased by 5% in 2005 due primarily to: (1) increased revenue related to advertising through our websites; and (2) an increase in revenue associated with new and expanded advertising and distribution relationships, including our agreement with Google to distribute a version of the Google toolbar.

Games.  Games revenue primarily includes revenue from: the sale of individual games through our RealArcade service and our games related websites including GameHouse, Mr. Goodliving (acquired in May 2005) and Zylom (acquired in January 2006); our GamePass subscription service; and advertising through

RealArcade and our games related websites. Games revenue increased 53% in 2006 due primarily to: (1) increased sales of individual games through our RealArcade service and our websites, including Zylom; (2) growth in the number of subscribers to our GamePass and FunPass subscription services and related revenue; and (3) increased advertising on our Games related web properties. Additionally, we believe the increased focus of our marketing efforts on our Games business and the addition of new game titles to our RealArcade and GamePass offerings contributed to the growth in our Games business.

Games revenue increased 63% in 2005 due primarily to: (1) growth in subscribers to our GamePass subscription service and price increases introduced during the quarter ended March 31, 2005; (2) increased revenue related to our GameHouse product offerings (acquired in January 2004); (3) increased revenue related to the sale of individual games through our RealArcade service and our websites; and (4) increased revenue from the sale of games for mobile phones.

Geographic Revenue

Revenue by region is as follows (dollars in thousands):

	2006	Change	2005	Change	2004

United States	$283,433	13%	$249,855	23%	$202,574
Europe	62,270	39	44,867	12	40,222
Asia	46,291	66	27,916	30	21,439
Rest of the World	3,267	35	2,421	(3)	2,484

Total	$395,261	22%	$325,059	22%	$266,719

Revenue generated in the U.S. increased 13% during 2006 due primarily to the growth of our Music and Games businesses and increased revenue from distribution of third-party products. See Consumer Products and Services Revenue — Games and — Music above for further discussion of the changes.

Revenue generated in the U.S. increased 23% in 2005 due primarily to the growth of our Music and Games businesses and increased revenue from distribution of third-party services. See Consumer Products and Services Revenue — Games and — Music above for further discussion of the changes.

Revenue generated in Europe increased 39% in 2006 due primarily to the continued growth of our games business driven primarily by additional revenue from our Mr. Goodliving and Zylom product offerings subsequent to our acquisitions in 2005 and 2006, respectively. This increase was partially offset by a decrease in subscribers to our SuperPass subscription service in Europe. Revenue generated in Asia and in the Rest of the World increased due primarily to our acquisition of WiderThan in October 2006. The increase in Asia and Rest of the World revenue for 2006 was partially offset by a decrease in revenue from our SuperPass subscription service due to a decrease in subscribers.

At December 31, 2006, accounts receivable from one international customer accounted for 25% of trade accounts receivable. No single customer accounted for more than 10% of trade accounts receivable at December 31, 2005. The increase in international accounts receivable as a percentage of trade accounts receivables primarily resulted from the acquisition of WiderThan.

The functional currency of our foreign subsidiaries is the local currency of the country in which the subsidiary operates. We currently manage a portion of our foreign currency exposures through the use of foreign currency exchange forward contracts. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements. We currently do not hedge a portion of our foreign currency exposures and therefore are subject to the risk of changes in exchange rates. The gross margins on domestic and international revenue are substantially the same.

Revenue

In accordance with SEC regulations, we also present our revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	2006	Change	2005	Change	2004

License fees	$90,684	12%	$80,785	13%	$71,706
Service revenue	304,577	25	244,274	25	195,013

Total net revenue	$395,261	22%	$325,059	22%	$266,719

License fees and Service revenue as a percentage of total revenue is as follows:

	2006	2005	2004

License fees	23%	25%	27%
Service revenue	77	75	73

Total net revenue	100%	100%	100%

License Fees.  License fees primarily include revenue from: sales of content such as game downloads and digital music tracks; sales of our media delivery system software; sales of premium versions of our RealPlayer Plus and related products; and sales of third-party products. License fees include revenue from both our Consumer Products and Services and Technology Products and Solutions segments. The 12% increase in license fees in 2006 was due primarily to an increase in revenue from the sale of individual games through our RealArcade service and our websites, including Zylom (acquired in January 2006). In addition, license fee revenue increased due to the sale of individual games for mobile phones, primarily through our Mr. Goodliving (acquired in May 2005) product offerings and the online sale of individual tracks through our Rhapsody music subscription service, and our RealPlayer Music Store. The increase in license fees revenue was partially offset by a decrease in sales of our system software. See “Revenue by Segment — Consumer Products and Services” and “Revenue by Segment — Technology Products and Solutions” above for further explanation of changes.

The 13% increase in license fees in 2005 was due primarily to: (1) increased revenue from the online sale of individual tracks through our Rhapsody music subscription service and our RealPlayer Music Store; (2) increased revenue related to the sale of individual games through our RealArcade service and our websites, including GameHouse; and (3) revenue from the sale of individual games for mobile phones. These increases were partially offset by a decrease in revenue related to the expiration of a legacy system software agreement in July 2005, a decrease in sales of our system software to mobile and wireless infrastructure companies, as well as decreased sales of certain of our premium and third-party consumer license products.

Service Revenue.  Service revenue primarily includes revenue from: digital media subscription services such as SuperPass, Rhapsody, RadioPass, GamePass and stand-alone subscriptions; sales of our ringback tones, music-on-demand, video-on-demand, and messaging services that we sell to wireless carriers; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting and consulting services that we offer to our customers; distribution of third-party software; and advertising. Service revenue includes revenue from both our Consumer Products and Services and Technology Products and Solutions segments. The 25% increase in service revenue in 2006 was due primarily to an increase in revenue from: (1) the increase in the number of subscribers to certain of our music and games subscription services; (2) advertising through our web properties; (3) consulting services provided to certain of our corporate customers; (4) inclusion of revenue from WiderThan (acquired in October 2006); and (5) distribution of third-party products. These increases were partially offset by a decrease in revenue related to: (1) a decrease in the number of subscribers to our SuperPass subscription service; and (2) decreased sales of certain stand-alone subscription services. Our subscription services accounted for $197.0 million and $187.0 million of service revenue during 2006 and 2005, respectively. The increase in revenue related to our subscription services was primarily due to an increase in the number of subscribers to our Rhapsody and GamePass subscription services. These increases were partially offset by a decrease in revenue resulting from a decrease in the number of subscribers to our

SuperPass and stand-alone subscription service. The increases in subscription revenue are discussed in more detail in “Revenue by Segment — Consumer Products and Services” above.

The 25% increase in service revenue in 2005 was due primarily to: (1) growth in subscribers to our music and games subscription services; (2) increased revenue related to our SuperPass subscription service, due in part to a price increase in August 2004; (3) increases in the distribution of certain third-party services and the related revenue; and (4) growth in revenue related to advertising through our websites. These increases were partially offset by a decrease in revenue related to sales of stand-alone subscription services.

Deferred Revenue

Deferred revenue is comprised of unrecognized revenue related to unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Total deferred revenue at December 31, 2006 was $27.6 million compared to $25.3 million at December 31, 2005. The increase in deferred revenue was primarily due to the acquisition of WiderThan and an increase in prepayments for support and maintenance services related to certain of our server software products. This increase was partially offset by a decrease in the aggregate number of subscribers and the related prepayments for our SuperPass subscription service, a decrease in sales and related prepayments to standalone subscription services, and an overall decrease in prepayment receipts related to certain of our Technology Products and Solutions customers. The slower rate of prepayment receipts has been largely due to the decrease in the number of new contracts in our Technology Products and Solutions business segment in recent periods, which historically represented a significant portion of deferred revenue. We believe the decrease in the number of new contracts in our Technology Products and Solutions business segment results primarily from the conditions discussed in “Revenue by Segment — Technology Products and Solutions” above.

Cost of Revenue by Segment

Cost of revenue by segment is as follows (dollars in thousands):

	2006	Change	2005	Change	2004

Consumer products and services	$101,995	13%	$90,104	7%	$83,968
Technology products and solutions	22,113	172	8,145	(1)	8,239
Loss on content agreement	—	—	—	n/a	4,938

Total cost of revenue	$124,108	26%	$98,249	1%	$97,145

Cost of revenue as a percentage of segment revenue is as follows:

	2006	2005	2004

Consumer products and services(1)	32%	32%	41%
Technology products and solutions	31	18	17
Total cost of revenue	31	30	36

(1)	Consumer Products and Services includes costs related to loss on content agreement during the year ended December 31, 2004.

Cost of Consumer Products and Services.  Cost of Consumer Products and Services revenue consist primarily of cost of content and delivery of the content included in our digital media subscription service offerings; royalties paid on sales of games, music and other third-party products; amounts paid for licensed technology; costs of product media, duplication, manuals and packaging materials; hardware devices and accessories; and fees paid to third-party vendors for order fulfillment and support services. Cost of Consumer Products and Services increased 13% during 2006 due primarily to increased content and licensing costs related to increased sales of our music and games products and services. Cost of Consumer Products and Services revenue as a percentage of Consumer Products and Services revenue was 32% in both 2006 and 2005. Increased content and licensing costs related to increased sales of our music and games products and services were offset by lower royalties related to stand-alone subscriptions due to the decrease in related revenue and the discontinuation of certain content offerings.

Cost of Consumer Products and Services revenue increased 7% during 2005 due primarily to increased content and licensing costs related to increased sales of our music and games products and services. These increases were partially offset by decreases in costs related to: (1) the renegotiation of certain content agreements with more favorable terms and the discontinuation of certain content offerings related to our SuperPass subscription services; and (2) lower royalties related to stand-alone subscriptions due to the decrease in related revenue. Cost of Consumer Products and Services revenue decreased as a percentage of Consumer Products and Services revenue in 2005 to 32% from 38%, excluding loss on content agreement, in 2004 due to the application of certain fixed costs against a higher revenue base, the renegotiation of certain content agreements, lower royalties related to stand-alone subscriptions due to the decrease in related revenue, and the discontinuation of certain content offerings.

Cost of Technology Products and Solutions.  Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to third-party vendors for order fulfillment, cost of personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. In 2006, cost of Technology Products and Solutions revenue increased 172% due primarily to the inclusion of costs of revenue of WiderThan. As a percentage of Technology Products and Solutions revenue, cost of Technology Products and Solutions increased to 31% in 2006 from 18% in 2005, due primarily to higher costs of revenue of WiderThan.

Cost of Technology Products and Solutions revenue decreased slightly in 2005 from 2004 due primarily to lower servicing costs, such as bandwidth, resulting from a decrease in related revenue. As a percentage of Technology Products and Solutions revenue, cost of Technology Products and Solutions revenue increased slightly to 18% in 2005 from 17% in 2004.

Cost of Revenue

In accordance with SEC regulations, we also present our cost of revenue based on license fees and service revenue as set forth below (dollars in thousands).

	2006	Change	2005	Change	2004

License fees	$37,089	10%	$33,770	20%	$28,206
Service revenue	87,019	35	64,479	1	64,001
Loss on content agreement	—	—	—	n/a	4,938

Total cost of revenue	$124,108	26%	$98,249	1%	$97,145

As a percentage of total net revenue	31%		30%		36%

Cost of revenue as a percentage of related revenue is as follows:

	2006	2005	2004

License fees(1)	41%	42%	46%
Service revenue	29	26	33
Total cost of revenue	31	30	36

(1)	Cost of license revenue includes costs related to loss on content agreement during the year ended December 31, 2004.

Cost of License Fees.  Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, amortization of acquired technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees increased 10% due primarily to an increase in revenue and associated licensing costs related to games licensing. These increases were partially offset by a decrease in the amortization of other intangible assets related to the acquisition of GameHouse as these other intangibles are now fully amortized. Cost of license fees as a percentage of revenue decreased slightly to 41% in 2006 from 42% in 2005.

Cost of license fees increased in dollars and as a percentage of license fees to 42% in 2005 from 39%, excluding loss on content agreement, in 2004, due primarily to: (1) the online sale of individual tracks through our Rhapsody subscription service and RealPlayer Music Store; and (2) an increase in revenue and associated licensing costs related to games licensing. These increases were partially offset by a decrease in revenue associated with licensing related to third-party products.

Cost of Service Revenue.  Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings, cost of in-house and contract personnel providing support, amortization of acquired technology, and consulting services, royalties, and expenses incurred in providing our streaming media hosting services. Content costs are expensed over the period the content is available to our subscription services customers. Cost of service revenue increased in dollars and as a percentage of service revenue, which increased to 29% in 2006 from 26% in 2005, due primarily to: (1) the costs of service revenue related to the acquisition of WiderThan; and (2) increased content costs related to our digital music subscription services. The increase in costs was partly offset by: (1) the discontinuation of certain content offerings related to our SuperPass subscription service; and (2) a decrease in sales and the discontinuation of certain stand-alone subscription services. The increase in cost of service revenue as a percentage of service revenue is due to higher costs associated with the WiderThan mobile service offerings and the amortization of technology capitalized in the acquisition of WiderThan.

Cost of service revenue increased slightly, but decreased as a percentage of service revenue to 26% in 2005 from 33% in 2004, due primarily to increased content costs related to our digital music subscription services. The increase in costs was largely offset by: (1) the discontinuation of certain content offerings related to our SuperPass subscription service; and (2) a decrease in sales and the discontinuation of certain stand-alone subscription services. The decrease in cost of service revenue as a percentage of service revenue is due to the application of certain fixed costs against a higher revenue base and the discontinuation of certain product offerings.

Our digital media subscription services, including Rhapsody, are a relatively new and growing portion of our business and, to date, have been characterized by higher costs of revenue than our other products and services, due primarily to the cost of licensing media content to provide these services. As a result, if our digital media subscription services continue to grow as a percentage of net revenue, our cost of service revenue may grow at an increased rate relative to net revenue, which may result in reductions in our gross margin percentages in the future.

Loss on Content Agreement.  During the quarter ended March 31, 2004, we cancelled a content licensing agreement with PGA TOUR. Under the terms of the cancellation agreement, we gave up rights to use and ceased using PGA TOUR content in our products and services as of March 31, 2004. The expense represents the estimated fair value of payments to be made in accordance with the terms of the cancellation agreement. All payments under the cancellation agreement were made as of December 31, 2005.

Other segment and geographical information

Operating expenses of both Consumer Products and Services and Technology Products and Solutions include costs directly attributable to those segments and an allocation of general and administrative and other corporate overhead costs based on the relative head count of each segment.

Reconciliation of segment operating income (loss) to income (loss) before income taxes for the year ended December 31, 2006 is as follows (in thousands):

	Consumer Products	Technology Products	Reconciling
	and Services	and Solutions	Amounts	Consolidated

Net revenue	$322,772	$72,489	$—	$395,261
Cost of revenue	101,995	22,113	—	124,108

Gross profit	220,777	50,376	—	271,153
Loss on excess office facilities	—	—	738	738
Antitrust litigation income, net	—	—	(220,410)	(220,410)
Other operating expenses	242,385	57,935	—	300,320

Operating income (loss)	(21,608)	(7,559)	219,672	190,505
Other income, net	—	—	37,248	37,248

Income (loss) before income taxes	$(21,608)	$(7,559)	$256,920	$227,753

Reconciliation of segment operating income (loss) to income (loss) before income taxes for the year ended December 31, 2005 is as follows (in thousands):

	Consumer Products	Technology Products	Reconciling
	and Services	and Solutions	Amounts	Consolidated

Net revenue	$279,964	$45,095	$—	$325,059
Cost of revenue	90,104	8,145	—	98,249

Gross profit	189,860	36,950	—	226,810
Antitrust litigation income, net	—	—	(422,500)	(422,500)
Other operating expenses	197,902	54,041	—	251,943

Operating income (loss)	(8,042)	(17,091)	422,500	397,367
Other income, net	—	—	32,176	32,176

Income (loss) before income taxes	$(8,042)	$(17,091)	$454,676	$429,543

Reconciliation of segment operating income (loss) to income (loss) before income taxes for the year ended December 31, 2004 is as follows (in thousands):

	Consumer Products	Technology Products	Reconciling
	and Services	and Solutions	Amounts	Consolidated

Net revenue	$218,343	$48,376	$—	$266,719
Cost of revenue	83,968	8,239	—	92,207
Loss on content agreement	4,938	—	—	4,938

Gross profit	129,437	40,137	—	169,574
Loss on excess office facilities	—	—	866	866
Antitrust litigation expenses, net	—	—	11,048	11,048
Other operating expenses	129,299	51,084	—	180,383

Operating income (loss)	138	(10,947)	(11,914)	(22,723)
Other income, net	—	—	248	248

Income (loss) before income taxes	$138	$(10,947)	$(11,666)	$(22,475)

Long-lived assets, consisting of equipment, software, and leasehold improvements, other intangible assets, and goodwill, by geographic location are as follows (in thousands):

	December 31,
	2006	2005

United States	$172,846	$148,732
Republic of Korea	256,032	—
Europe	26,807	14,771
Rest of the World	6,289	302

Total	$461,974	$163,805

Net assets by geographic location are as follows (in thousands):

	December 31,
	2006	2005

United States	$621,532	$826,480
Republic of Korea	314,106	—
Europe	26,298	14,623
Rest of the World	7,830	630

Total	$969,766	$841,733

Operating Expenses

Research and Development

Research and development expenses consist primarily of salaries and related personnel costs, expense associated with stock-based compensation, and consulting fees associated with product development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and developments costs and year-over-year changes are as follows (dollars in thousands):

	2006	Change	2005	Change	2004

Research and development	$77,386	9%	$70,731	36%	$52,066
As a percentage of total net revenue	20%		22%		20%

Research and development expenses, including non-cash stock-based compensation, increased 9% in 2006 due primarily to an increase in: (1) personnel and related costs due to the inclusion of WiderThan; and (2) inclusion of stock-based compensation related to the adoption of SFAS No. 123R. The decrease in research and development expenses as a percentage of total net revenue from 22% in 2005 to 20% in 2006 is due primarily to a higher growth in total net revenue.

Research and development expenses, excluding non-cash stock-based compensation, increased 36% in 2005 in dollars and as a percentage of total net revenue due primarily to an increase in: (1) a loss due to our decision to cancel a purchase commitment during the fourth quarter of 2005, which is discussed further in Liquidity and Capital Resources; (2) personnel and related costs; and (3) consulting costs related to research and development efforts.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing costs and year-over-year changes are as follows (dollars in thousands):

	2006	Change	2005	Change	2004

Sales and marketing	$165,602	27%	$130,515	35%	$96,779
As a percentage of total net revenue	42%		40%		36%

Sales and marketing expenses increased in 2006 in dollars and as a percentage of total net revenue due primarily to an increase in: (1) personnel and related costs due to the inclusion of WiderThan; (2) inclusion of stock-based compensation related to the adoption of SFAS No. 123R; (3) amortization of certain other intangible assets capitalized in our acquisitions during 2006, primarily WiderThan; and (4) our ongoing direct marketing programs to promote our products and services.

Sales and marketing expenses increased in 2005 in dollars and as a percentage of total net revenue due primarily to an increase in advertising activities, including our ongoing direct marketing programs to promote our products and services and an increase in personnel and related costs.

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and year-over-year changes are as follows (dollars in thousands):

	2006	Change	2005	Change	2004

General and administrative	$57,332	13%	$50,697	61%	$31,538
As a percentage of total net revenue	15%		16%		12%

General and administrative expenses, including non-cash stock-based compensation, increased 13% due primarily to: (1) inclusion of stock-based compensation related to the adoption of SFAS No. 123R; (2) increase in overall compensation expense due to the inclusion of WiderThan; and (3) an increase in legal and professional fees. These increases were partially offset by a decrease in our donation to the RealNetworks Foundation, based on 5% of our net income. The decrease in general and administrative expenses as a percentage of total net revenue from 16% in 2005 to 15% in 2006 is due primarily to a higher growth in total net revenue.

General and administrative expenses, excluding non-cash stock-based compensation, increased in dollars and as a percentage of revenue in 2005 due primarily to: (1) our donation to the RealNetworks Foundation, based on 5% of our net income; and (2) indirect expenses related to the settlement of our antitrust litigation with Microsoft, including employee bonuses and increased business and occupation taxes. These increases were partially offset by a decrease in litigation defense costs.

Loss on Excess Office Facilities

In October 2000, we entered into a 10-year lease agreement for additional office space located near our corporate headquarters in Seattle, Washington. Due to a subsequent decline in the market for office space in Seattle and our re-assessment of our facilities requirements in 2001, we accrued for estimated future losses on excess office facilities. Additionally, we accrued for estimated future losses on this facility in 2002 and 2003 based on changes in market conditions and securing tenants at rates lower than those used in the original estimate.

During the quarter ended September 30, 2004, we renegotiated the lease for our headquarters building. In connection with the amended lease agreement we ceased use of approximately 16,000 square feet of office space, which we returned to the landlord in May 2005. We recorded a loss on excess office facilities of $866,000 related to the expensing of net leasehold improvements and rent for the period between October 1, 2004 and April 30, 2005 related to the excess space we vacated as of September 30, 2004.

During the quarter ended March 31, 2006, we increased our loss estimate by $738,000 to account for building operating expenses that are not expected to be recovered under the terms of the existing sublease agreements.

The accrued loss of $14.5 million at December 31, 2006 is shown net of expected future sublease income of $9.9 million, which was committed under sublease contracts at the time of the estimate. We regularly evaluate the market for office space in the cities where we have operations. If the market for such space declines further in future periods, we may have to revise our estimates further, which may result in additional losses on excess office facilities.

Antitrust Litigation (Benefit) Expenses, net

Antitrust litigation (benefit) expenses, net of ($220.4) million, ($422.5) million, and $11.0 million for the years ended December 31, 2006, 2005, and 2004, respectively, consist of settlement income, legal fees, personnel costs, communications, equipment, technology and other professional services costs incurred directly attributable to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union. On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. The 2006 and 2005 antitrust litigation benefit, net reflects the impact of $221.9 million and $478.0 million in payments received from Microsoft under the settlement and commercial agreements with Microsoft, during 2006 and 2005, respectively. We also received $61.1 million from Microsoft during January 2007 as the final payment under the settlement and commercial agreements. Refer to the Overview in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. See “Notes to Consolidated Financial Statements — Commitments and Contingencies” (Note 15) for a description of this action.

Other Income, Net

Other income, net consists primarily of: interest income on our cash, cash equivalents and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt; gain related to the sale of certain of our equity investments; equity in net (income) loss of investments; and impairment of certain equity investments. Other income, net and year-over-year changes are as follows (dollars in thousands):

	2006	Change	2005	Change	2004

Interest income, net	$37,622	159%	$14,511	226%	$4,452
Gain on sale of equity investments	2,286	(88)	19,330	n/a	—
Equity in net income (loss) of investments	326	(131)	(1,068)	(75)	(4,351)
Impairment of equity investments	(3,116)	1,071	(266)	(41)	(450)
Other income (expenses)	130	(139)	(331)	(155)	597

Other income, net	$37,248	16%	$32,176	n/a	$248

Other income, net increased during 2006 due primarily to: (1) increase in interest income due to rising effective interest rates on our investment balances and an overall increase in our investment balance; and (2) gain related to collection of the escrow balance from the sale of our preferred shares and convertible debt of MusicNet, Inc. (MusicNet). The increase was partially offset by an impairment charge related to an equity investment in a privately held company during the fourth quarter of 2006.

Other income, net increased during 2005 due primarily to: (1) increase in interest income due to rising effective interest rates on our investment balances and an overall increase in our investment balance; (2) gain resulting from the sale of a portion of our investment in J-Stream; and (3) gain related to the sale of our preferred shares and convertible debt of MusicNet in April 2005 and a decrease in our equity in net loss of investments, primarily MusicNet.

Our investment in MusicNet, a joint venture with several media companies to create a platform for online music subscription services, was accounted for under the equity method of accounting. On April 12, 2005, we disposed of all of the preferred shares and convertible notes in MusicNet in connection with the sale of all of the capital stock of MusicNet. We received $7.2 million of cash proceeds in connection with the closing of the transaction and an additional $400,000 in connection with the expiration of an escrow arrangement in August 2005. We received $2.3 million in cash upon the expiration of the indemnity escrow arrangement during the quarter ended June 30, 2006 and have included it in gain on sale of equity investments in our consolidated statement of operations and comprehensive income (loss).

We had recorded in our statement of operations our equity share of MusicNet’s net loss through the date of disposition, which was $1.1 million and $4.4 million during the years ended December 31, 2005 and 2004, respectively. We no longer held an ownership interest in MusicNet as of December 31, 2005 and no such charge was recorded during the year ended December 31, 2006. For purposes of calculating the equity in net loss of MusicNet, the convertible notes were treated on an “as if” converted basis due to the nature and terms of the convertible notes. As a result, the losses recorded represented approximately 36.1% of MusicNet’s net losses through the date of disposition in 2005 and 36.1% for the year ended December 31, 2004. As of December 31, 2004, our ownership interest in the outstanding shares of capital stock of MusicNet was approximately 24.9%.

Our Chief Executive Officer, Robert Glaser, was the Chairman and a member of the Board of Directors of MusicNet from April 2001 until March 2003 and also served as the temporary acting Chief Executive Officer of MusicNet from April 2001 until October 2001. Mr. Glaser received no cash or equity remuneration for his services as Chairman and Director, nor did he receive any such remuneration for his services as the acting Chief Executive Officer. Due to the disposition of our investment in April 2005 MusicNet is no longer considered a related party. We recognized $900,000 and $700,000 of revenue during the years ended December 31, 2005, and 2004, respectively, related to license and services agreements with MusicNet.

We have made minority equity investments for business and strategic purposes through the purchase of voting capital stock of several companies. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2006, we determined that an other-than-temporary decline in fair value had occurred in one of our privately-held investments resulting in an impairment charge of $3.1 million to reflect changes in the fair value. Based upon an evaluation of the facts and circumstances during 2005, we determined that an other-than-temporary decline in fair value had occurred in one of our privately-held investments resulting in an impairment charge of $266,000 to reflect changes in the fair value. Based upon an evaluation of the facts and circumstances during 2004, we determined that an other-than-temporary decline in fair value had occurred in one of our privately-held investments resulting in an impairment charge of $450,000 to reflect changes in the fair value.

As of December 31, 2006 and 2005, the carrying value of equity investments in publicly traded companies consists primarily of approximately 10.6% of the outstanding shares of J-Stream Inc., a Japanese media services company. These equity investments are accounted for as available-for-sale. The market value of these shares has increased from the original cost of $913,000, resulting in a carrying value of $20.2 million and $43.4 million as of December 31, 2006 and 2005, respectively. The increase over the cost basis, net of income tax is $14.1 million and $28.9 million at December 31, 2006 and 2005, respectively, and is reflected as a component of accumulated other comprehensive income. In July 2005, we disposed of a portion of the investment in J-Stream through open market trades, which resulted in net proceeds of $11.9 million, and recognition of a gain, net of income tax and a loss associated with a previously cancelled foreign currency hedge related to the investment, of $8.4 million during the year ended December 31, 2005. The disposition resulted in tax expense and a related offset to accumulated other comprehensive income of $3.3 million during the year ended December 31, 2005. There were no similar gains or losses in 2006 or 2004. The market for these investments is relatively limited and the share price is volatile. Although the carrying value of the investments was $20.2 million at December 31, 2006, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

Income Taxes

During the years ended December 31, 2006, 2005, and 2004, we recognized income tax expense of $82.5 million, $117.2 million, and $522,000, respectively, related to U.S. and foreign income taxes. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income and our ability to project such income and the appreciation of our investments and other assets. As of December 31, 2006, we continue to have a valuation allowance of $35.2 million relating primarily to net operating losses that are restricted under Internal Revenue Code Section 382 that may expire unused, and losses not yet realized for tax purposes on certain equity investments. As of December 31, 2005, we had a valuation allowance of $36.3 million relating primarily to net operating losses that are restricted under Internal Revenue Code Section 382, and losses not yet realized for tax purposes on certain equity investments.

As of December 31, 2006, we had not made a final determination to maintain WiderThan Americas, Inc., currently a wholly-owned subsidiary of WiderThan, as a direct subsidiary of WiderThan or as a direct subsidiary of RealNetworks, Inc. The determination of the final structure may impact the amount of deferred tax liability and goodwill, if the decision is made within a reasonable time from the date of acquisition. In general, if the decision is made after one year following the date of acquisition it may impact our income tax expense.

Recently Issued Accounting Standards

In June 2005, the Financial Accounting Standards Board (FASB) ratified the EITF Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. Issue No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the second quarter of fiscal 2006. Adoption of Issue No. 05-06 did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material impact on our consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The scope of Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, Accounting Changes and Error Corrections.  The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (i) the accounting policy elected for these taxes and (ii) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. Issue No. 06-3 is effective for interim and annual periods beginning after December 15, 2006. We do not expect the adoption of Issue No. 06-3 to have a material impact on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement approach and a balance sheet approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Adoption of SAB No. 108 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS No. 157 on our consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2006 we had $525.2 million in cash and cash equivalents and $153.7 million in short-term investments, for a total of $678.9 million compared to $781.3 million as of December 31, 2005 a decrease of $102.4 million. The primary reason for the decrease was the use of $257.8 million in our acquisitions of WiderThan, Zylom, and Atrativa, net of cash acquired, offset partially by $170.9 million in cash flows from operations.

Net cash provided by operating activities was $170.9 million, $460.8 million, and $7.0 million in 2006, 2005, and 2004, respectively. Net cash provided by operating activities in 2006 resulted primarily from net income of $145.2 million, a change in net deferred tax assets of $55.0 million, depreciation and amortization of $21.0 million, and stock-based compensation of $18.1 million, which were partially offset by an excess tax benefit from stock option exercises of $39.2 million due to the adoption of SFAS No. 123R, net changes in certain assets and liabilities of $26.6 million, due primarily to the timing of cash receipts or payments at the beginning and end of the year, and a decrease in the accrued loss on excess office facilities of $3.5 million. Net cash provided by operating activities in 2005 resulted primarily from net income of $312.3 million, a change in net deferred tax assets of $107.2 million, net changes in certain assets and liabilities of $51.2 million, due primarily to the timing of cash receipts or payments at the beginning and end of the year, and depreciation and amortization of $16.2 million, which were partially offset by a gain on sale of certain of our equity investments of $19.3 million, a decrease in the accrued loss on excess office facilities of $6.2 million and the loss on content agreement of $2.9 million. Net cash provided by operating activities in 2004 resulted primarily from depreciation and amortization of $14.6 million, net changes in certain assets and liabilities of $10.7 million, due primarily to the timing of cash receipts or payments at the beginning and end of the year, equity in the net loss of MusicNet of $4.4 million and the loss on content agreement of $2.9 million, which were offset by a net loss of $23.0 million and a decrease in the accrued loss on excess office facilities of $4.8 million.

Net cash used in investing activities was $294.1 million in 2006. Net cash provided by investing activities in 2005 and 2004 was $7.0 million and $6.0 million, respectively. Net cash used in investing activities in 2006 was due primarily to net sales and purchases of short-term investments and proceeds from the sale of certain equity investments, which was offset by cash used for acquisitions of $257.8 million, net of cash received, and purchases of equipment and intangible assets of $13.8 million. Net cash provided by investing activities in 2005 was due primarily to net sales and purchases of short-term investments and proceeds from the sale of certain equity investments, which was offset by purchases of equipment and intangible assets and cash used in acquisitions. Net cash provided by investing activities in 2004 was due primarily to net sales and purchases of short-term investments, which was offset by purchases of equipment and intangible assets and cash used for acquisitions.

Net cash used in financing activities was $4.8 million and $34.6 million in 2006 and 2005, respectively. Net cash provided by financing activities was $8.5 million in 2004. Net cash used in financing activities in 2006 and 2005 was due primarily to the repurchase of common stock, which was partially offset by the net proceeds from the exercise of stock options and issuance of stock under our employee stock purchase plan. Use of cash in 2006 was also offset by the excess tax benefit from stock option exercises of $39.2 million due to the adoption of SFAS No. 123R. Net cash used in financing activities in 2005 was due primarily to the repurchase of common stock, which was partially offset by the net proceeds from the exercise of stock options and issuance of stock under our employee stock purchase plan. Net cash provided by financing activities in 2004 was due to the net proceeds from the exercise of stock options and issuance of stock under our employee stock purchase plan.

The consolidated statement of cash flows presented in this report for the year ended December 31, 2006, differs from the unaudited consolidated condensed statement of cash flows contained in our earnings release, which was furnished to the SEC on Form 8-K on February 14, 2007. The difference relates to the excess tax benefit of $39.2 million from stock option exercises due to the adoption of SFAS 123R resulting in reduction of cash provided by operating activities and cash used in financing activities. This change had no effect on our net cash flows, our consolidated statement of operations and comprehensive income (loss) or our balance sheet.

In August 2005, our Board of Directors authorized a share repurchase program for the repurchase of up to an aggregate of $75.0 million of our outstanding common stock. In November 2005, our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of our outstanding common stock, which replaced the August 2005 repurchase program. During 2005, under both the August 2005 and November 2005 repurchase programs, we repurchased 8.6 million shares at an average cost of $6.29 per share for an aggregate value of $54.3 million. During the quarter ended March 31, 2006 we purchased 9.5 million shares at an average cost of $8.09 per share for an aggregate value of $77.0 million. In April 2006, our Board of Directors authorized a new share repurchase program of up to an aggregate of $100.0 million of our outstanding common stock. During the period from April 2006 to December 2006 we repurchased 2.3 million shares for an aggregate value of $21.9 million at an average cost of $9.44 per share. As of December 31, 2006, $78.1 million remained authorized for repurchase under the April 2006 repurchase program.

We currently have no planned significant capital expenditures for 2007 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

In May 2005, we entered into a purchase agreement with a third-party vendor to acquire certain products and services. We were to be invoiced for the products and services at the time of receipt by the vendor. During the quarter ended December 31, 2005, we decided to cancel the purchase agreement. As a result, we recorded a loss of $8.5 million during the quarter ended December 31, 2005 in order to reflect the products and services that have been delivered, or to which we had committed, at their net realizable value.

In October 2005, we entered into an agreement to settle all of our antitrust disputes worldwide with Microsoft. Upon settlement of the legal disputes, we also entered into two commercial agreements with Microsoft that provide for collaboration in digital music and casual games. Pursuant to these commercial agreements we have received payments of $478.0 million in 2005 and $221.9 million in 2006. Microsoft also paid us the remaining contractual payment of $61.1 million in January 2007 for a total of $761.0 million.

Our principal commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

We do not hold derivative financial instruments or equity securities in our short-term investment portfolio. Our cash equivalents and short-term investments consist of high quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one non-U.S. Government or non-U.S. Agency issue or issuer to a maximum of 5% of the total portfolio. These securities are subject to interest rate risk and will decrease in value if interest rates increase. Because we have historically had the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be significantly affected by a sudden change in market interest rates in our securities portfolio.

We conduct our operations in ten primary functional currencies: the U.S. dollar, the Korean won, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, and the Singapore dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Korea, Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in won, yen, euros, pounds, and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2006, 2005, and 2004.

At December 31, 2006, we had commitments to make the following payments:

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Office leases	$79,546	$15,042	$27,972	$19,974	$16,558
	Up to			Up to
Convertible debt	100,000	—	—	100,000	—
Other contractual obligations	10,435	2,959	5,146	2,330	—

	Up to			Up to
Total contractual cash obligations	$189,981	$18,001	$33,118	$122,304	$16,558

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

Interest Rate Risk.  Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the year ended December 31, 2006. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at December 31, 2006, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $3.8 million.

The table below presents the amounts related to weighted average interest rates and contractual maturities of our short-term investment portfolio at December 31, 2006 (dollars in thousands):

	Weighted
	Average
	Interest	Expected Maturity Dates		Amortized	Estimated
	Rate	2007	2008	Cost	Fair Value

Short-term investments:
U.S. Government agency securities	3.34%	$120,945	$32,743	$153,520	$153,688

Total short-term investments	3.34%	$120,945	$32,743	$153,520	$153,688

Investment Risk.  As of December 31, 2006, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2006, we determined that an other-than-temporary decline in fair value had occurred in one of our privately-held investments resulting in an impairment charge of $3.1 million to reflect changes in the fair value. Based upon an evaluation of the facts and circumstances during 2005, we determined that an other-than-temporary decline in fair value had occurred in one of our privately-held investments resulting in an impairment charge of $266,000 to reflect changes in the fair value. Based upon an evaluation of the facts and circumstances during 2004, we determined that an other-than-temporary decline in fair value had occurred in one of our privately-held investments resulting in an impairment charge of $450,000 to reflect changes in the fair value.

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

Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the years ended December 31, 2006, 2005, and 2004.

At December 31, 2006, we had the following foreign currency contracts outstanding (in thousands):

			Contract Amount	Unrealized
	Contract Amount (Local Currency)		(US Dollars)	Gain/(Loss)

British Pounds (GBP) (contracts to receive GBP/pay US$)	GBP	250	$492	$2
Japanese Yen (JPY) (contracts to receive JPY/pay US$)	JPY	28,000	$238	$(2)

At December 31, 2005, we had the following foreign currency contracts outstanding (in thousands):

			Contract Amount	Unrealized
	Contract Amount (Local Currency)		(US Dollars)	Gain/(Loss)

British Pounds (GBP) (contracts to receive GBP/pay US$)	GBP	1,000	$1,736	$(15)
Euro (EUR) (contracts to pay EUR/receive US$)	EUR	1,260	$1,514	$23
Japanese Yen (JPY) (contracts to receive JPY/pay US$)	JPY	30,000	$251	$4

All derivatives are recorded on the balance sheet at fair value.

Item 8.	Financial Statements and Supplementary Data

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$525,232	$651,971
Short-term investments	153,688	129,356
Trade accounts receivable, net of allowances for doubtful accounts and sales returns of $2,490 in 2006 and $2,973 in 2005	65,751	16,721
Deferred costs, current portion	1,643	—
Deferred tax assets, net, current portion	891	54,204
Prepaid expenses and other current assets	21,990	11,933

Total current assets	769,195	864,185

Equipment, software, and leasehold improvements, at cost:
Equipment and software	83,587	56,402
Leasehold improvements	29,665	27,964

Total equipment, software, and leasehold improvements	113,252	84,366
Less accumulated depreciation and amortization	65,509	51,228

Net equipment, software, and leasehold improvements	47,743	33,138
Restricted cash equivalents	17,300	17,300
Equity investments	22,649	46,163
Other assets	5,148	2,397
Deferred tax assets, net, non-current portion	27,150	19,147
Other intangible assets, net of accumulated amortization of $16,637 in 2006 and $9,850 in 2005	105,109	7,337
Goodwill	309,122	123,330

Total assets	$1,303,416	$1,112,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,097	$11,397
Accrued and other liabilities	104,328	112,340
Deferred revenue, current portion	24,137	25,021
Accrued loss on excess office facilities, current portion	4,508	4,623

Total current liabilities	185,070	153,381
Deferred revenue, non-current portion	3,440	276
Accrued loss on excess office facilities, non-current portion	9,993	13,393
Deferred rent	4,331	4,018
Deferred tax liabilities, net, non-current portion	27,076	—
Convertible debt	100,000	100,000
Other long-term liabilities	3,740	196

Total liabilities	333,650	271,264

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 163,278 shares in 2006 and 166,037 shares in 2005	162	166
Additional paid-in capital	791,108	805,067
Deferred stock-based compensation	—	(19)
Accumulated other comprehensive income	23,485	26,724
Retained earnings	155,011	9,795

Total shareholders’ equity	969,766	841,733

Total liabilities and shareholders’ equity	$1,303,416	$1,112,997

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net revenue(A)	$395,261	$325,059	$266,719
Cost of revenue(B)	124,108	98,249	92,207
Loss on content agreement	—	—	4,938

Gross profit	271,153	226,810	169,574

Operating expenses:
Research and development	77,386	70,731	52,066
Sales and marketing	165,602	130,515	96,779
General and administrative	57,332	50,697	31,538
Loss on excess office facilities	738	—	866

Subtotal operating expenses	301,058	251,943	181,249
Antitrust litigation (benefit) expenses, net	(220,410)	(422,500)	11,048

Total operating expenses (benefit)	80,648	(170,557)	192,297

Operating income (loss)	190,505	397,367	(22,723)

Other income (expenses):
Interest income, net	37,622	14,511	4,452
Gain on sale of equity investments	2,286	19,330	—
Equity in net income (loss) of investments	326	(1,068)	(4,351)
Impairment of equity investments	(3,116)	(266)	(450)
Other income (expenses)	130	(331)	597

Other income, net	37,248	32,176	248

Income (loss) before income taxes	227,753	429,543	(22,475)
Income taxes	(82,537)	(117,198)	(522)

Net income (loss)	$145,216	$312,345	$(22,997)

Basic net income (loss) per share	$0.90	$1.84	$(0.14)
Diluted net income (loss) per share	$0.81	$1.70	$(0.14)
Shares used to compute basic net income (loss) per share	160,973	169,986	168,907
Shares used to compute diluted net income (loss) per share	179,281	184,161	168,907
Comprehensive income (loss):
Net income (loss)	$145,216	$312,345	$(22,997)
Unrealized gain (loss) on investments:
Unrealized holding (losses) gains, net of tax	(14,399)	17,864	7,557
Adjustments for gains reclassified to net income (loss)	—	(4,052)	(53)
Foreign currency translation gains (losses)	11,160	(1,677)	(99)

Comprehensive income (loss)	$141,977	$324,480	$(15,592)

(A) Components of net revenue:
License fees	$90,684	$80,785	$71,706
Service revenue	304,577	244,274	195,013

	$395,261	$325,059	$266,719

(B) Components of cost of revenue:
License fees	$37,089	$33,770	$28,206
Service revenue	87,019	64,479	64,001

	$124,108	$98,249	$92,207

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$145,216	$312,345	$(22,997)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,980	16,243	14,643
Stock-based compensation	18,151	128	695
Deferred income taxes	54,986	107,208	—
Impairment of equity investments	3,116	266	450
Loss on disposal of property, software, and leasehold improvements	276	—	—
Excess tax benefit from stock option exercises	(39,183)	—	—
Accrued loss on excess office facilities	(3,515)	(6,244)	(4,799)
Gain on sale of equity investments	(2,286)	(19,330)	(561)
Equity in net (income) loss of investments	(326)	1,068	4,351
Accrued loss on content agreement	—	(2,917)	2,917
Other	97	804	1,592
Changes in certain assets and liabilities, net of acquisitions:
Trade accounts receivable	(7,962)	(1,479)	(3,314)
Prepaid expenses and other current assets	(3,126)	(3,409)	1,258
Accounts payable	4,276	44	3,577
Accrued and other liabilities	(21,800)	59,826	12,810
Deferred revenue	2,020	(3,800)	(3,599)

Net cash provided by operating activities	170,920	460,753	7,023

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(13,808)	(13,782)	(10,018)
Purchases of short-term investments	(204,841)	(153,491)	(293,560)
Sales and maturities of short-term investments	180,973	168,358	324,512
Purchases of intangible and other assets	—	(1,125)	(4,839)
Decrease (increase) in restricted cash equivalents	—	2,851	(198)
Proceeds from sale of equity investments	2,286	19,530	572
Purchases of cost based investments	(834)	(647)	—
Cash used in acquisitions, net of cash acquired	(257,841)	(14,705)	(10,477)

Net cash (used in) provided by investing activities	(294,065)	6,989	5,992

Cash flows from financing activities:
Net proceeds from sales of common stock under employee stock purchase plan and exercise of stock options	54,929	20,361	8,489
Repayment of long-term note payable	—	(648)	—
Excess tax benefit from stock option exercises	39,183	—	—
Repurchase of common stock	(98,876)	(54,321)	—

Net cash (used in) provided by financing activities	(4,764)	(34,608)	8,489

Effect of exchange rate changes on cash	1,170	(589)	(106)

Net (decrease) increase in cash and cash equivalents	(126,739)	432,545	21,398
Cash and cash equivalents, beginning of year	651,971	219,426	198,028

Cash and cash equivalents, end of year	$525,232	$651,971	$219,426

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$16,487	$149	$415
Supplemental disclosure of non-cash investing and financing activities:
Accrued acquisition consideration	$2,000	$—	$—
Payable for repurchase of common stock	$—	$5,116	$—
Common stock and options to purchase common stock issued in business combinations	$—	$—	$20,901

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Notes		Accumulated
			Additional	Receivable	Deferred	Other	Retained	Total
	Common Stock		Paid-In	from	Stock-Based	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Capital	Shareholders	Compensation	Income	(Deficit)	Equity
	(In thousands)

Balances, December 31, 2003	164,197	$164	$639,369	$(58)	$(620)	$7,184	$(279,553)	$366,486
Common stock issued for:
Exercise of stock options and employee stock purchase plan	3,423	4	8,485	—	—	—	—	8,489
Business combination	3,007	3	20,898	—	(222)	—	—	20,679
Notes receivable retired	(8)	—	(41)	48	—	—	—	7
Amortization of deferred stock compensation	—	—	—	—	695	—	—	695
Shares issued for director payments	7	—	41	—	—	—	—	41
Unrealized gain on investments, net of income tax	—	—	—	—	—	7,557	—	7,557
Adjustments for gains reclassified to net loss	—	—	—	—	—	(53)	—	(53)
Translation adjustment	—	—	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	—	—	(22,997)	(22,997)

Balances, December 31, 2004	170,626	171	668,752	(10)	(147)	14,589	(302,550)	380,805
Common stock issued for exercise of stock options and employee stock purchase plan	4,056	3	20,358	—	—	—	—	20,361
Common shares repurchased	(8,642)	(8)	(54,313)	—	—	—	—	(54,321)
Notes receivable retired	(18)	—	(26)	10	—	—	—	(16)
Amortization of deferred stock compensation	—	—	—	—	128	—	—	128
Shares issued for director payments	15	—	91	—	—	—	—	91
Unrealized gain on investments, net of income tax	—	—	—	—	—	17,864	—	17,864
Adjustments for gains reclassified to net income	—	—	—	—	—	(4,052)	—	(4,052)
Translation adjustment	—	—	—	—	—	(1,677)	—	(1,677)
Net deferred tax adjustment	—	—	170,205	—	—	—	—	170,205
Net income	—	—	—	—	—	—	312,345	312,345

Balances, December 31, 2005	166,037	166	805,067	—	(19)	26,724	9,795	841,733
Common stock issued for exercise of stock options and employee stock purchase plan	9,067	8	54,921	—	—	—	—	54,929
Common shares repurchased	(11,836)	(12)	(98,864)	—	—	—	—	(98,876)
Shares issued for director payments	10	—	97	—	—	—	—	97
Stock-based compensation	—	—	18,132	—	19	—	—	18,151
Unrealized loss on investments, net of income tax	—	—	—	—	—	(14,399)	—	(14,399)
Translation adjustment	—	—	—	—	—	11,160	—	11,160
Tax benefit from stock option exercises	—	—	11,755	—	—	—	—	11,755
Net income	—	—	—	—	—	—	145,216	145,216

Balances, December 31, 2006	163,278	$162	$791,108	$—	$—	$23,485	$155,011	$969,766

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005, and 2004

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business.  RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading global provider of network-delivered digital media products and services. The Company also develops and markets software products and services that enable the creation, distribution and consumption of digital media, including audio and video.

Inherent in the Company’s business are various risks and uncertainties, including limited history of certain of its product and service offerings and its limited history of offering premium subscription services on the Internet. The Company’s success will depend on the acceptance of the Company’s technology, products and services and the ability to generate related revenue.

Basis of Presentation.  The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company acquired 99.7% of WiderThan Co., Ltd. during the quarter ended December 31, 2006. The accompanying financial statements include 100% of the financial results of WiderThan beginning October 31, 2006. The minority interest in the earnings of WiderThan for the period November 1, 2006 to December 31, 2006 was nominal.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents, and Short-Term Investments.  The Company considers all short-term investments with a remaining contractual maturity at date of purchase of three months or less to be cash equivalents.

The Company has classified as available-for-sale all marketable debt and equity securities for which there is determinable fair market value and there are no restrictions on the Company’s ability to sell. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of shareholders’ equity, net of applicable income taxes. All short-term investments have remaining contractual maturities of two years or less. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. Realized and unrealized gains and losses on available-for-sale securities are determined using the specific identification method.

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

Concentration of Credit Risk.  Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions. Short-term investments consist of U.S. government and government agency securities and corporate notes and bonds. The Company derives a significant portion of its revenue from a large number of individual subscribers

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

spread globally. The Company also derives revenue from several large customers. If the financial condition or results of operations of any one of the large customers deteriorates substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not generally require collateral and maintains reserves for estimated credit losses on customer accounts when considered necessary.

Deferred costs.  The Company defers costs on projects for service revenues and system sales. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll and related costs for employees and other third parties. Deferred costs are capitalized during the implementation period.

The Company recognizes such costs in accordance with its revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided. For revenue recognized ratably over the term of the contract, costs are also recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, the Company reviews its deferred costs, to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue or if actual deferred costs exceed contractual revenue.

Long-term portion of deferred costs have been included in other assets in the accompanying consolidated balance sheets.

Depreciation and Amortization.  Depreciation and amortization of equipment, software, and leasehold improvements are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term. Approximate useful life of equipment and software is three years and for leasehold improvements is two to ten years.

Depreciation expense during the years ended December 31, 2006, 2005, and 2004 was $13.5 million, $10.3 million, and $9.8 million, respectively.

Equity Investments.  The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence, and the related securities do not have a quoted market price.

Other Intangible Assets.  Other intangible assets consist primarily of the fair value of customer agreements and contracts, developed technology, patents, trademarks and tradenames acquired in business combinations. Other intangible assets are amortized on a straight line basis over three to seven years, which approximates their estimated useful lives.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in business combinations. Goodwill is tested at least annually for impairment and more frequently if events and circumstances indicate that it might be impaired. The annual impairment test is performed in the fourth quarter of the Company’s fiscal year. Factors the Company considers important which could trigger an impairment review include the following:

•	poor economic performance relative to historical or projected operating results;

•	significant negative industry, economic or company specific trends;

•	changes in the manner of our use of the assets or the plans for our business; and

•	loss of key personnel.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets.  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value estimated on discounted future cash flows.

Fair Value of Financial Instruments.  At December 31, 2006, the Company had the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, and convertible debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. Short-term investments are carried at fair value based on quoted market prices. The fair value of convertible debt, which has a carrying value of $100.0 million, was $125.7 million and $97.2 million at December 31, 2006 and 2005, respectively.

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

Revenue Recognition.  The Company recognizes revenue in accordance with the following authoritative literature: AICPA Statement of Position (SOP) No. 97-2, Software Revenue Recognition; SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements; SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements; Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables; and EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Generally the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

Consumer subscription products are paid in advance, typically for monthly, quarterly or annual periods. Subscription revenue is recognized ratably over the related subscription period. Revenue from sales of downloaded individual tracks, albums and games are recognized at the time the music or game is made available, digitally, to the end user.

The Company has arrangements whereby customers pay one price for multiple products and services and in some cases, involve a combination of products and services. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the individual deliverables in accordance with EITF Issue No. 00-21. In the event that there is no objective and reliable evidence of fair value of the delivered items, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. The Company applies significant judgment in establishing the fair value of multiple elements within revenue arrangements.

The Company recognizes revenue on a gross or net basis, in accordance with EITF Issue No. 99-19. In most arrangements, the Company contracts directly with end user customers, is the primary obligor and carries all collectibility risk. In such arrangements the Company reports the revenue on a gross basis. In some cases, the Company utilizes third-party distributors to sell products or services directly to end user customers and carries no collectibility risk. In such instances the Company reports the revenue on a net basis.

The Company recognizes revenue for its software products pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. If the Company provides consulting services that are considered essential to the

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

functionality of the software products, both the software product revenue and services revenue are recognized under contract accounting in accordance with the provisions of SOP No. 81-1. Revenue from these arrangements is either recognized under the percentage of completion method based on the ratio of direct labor hours incurred to total projected labor hours, or on the completed contract method based on customer specific arrangement. Revenue from software license agreements with original equipment manufacturers (OEM) is recognized when the OEM delivers its product incorporating the Company’s software to the end user.

Revenue generated from advertising appearing on the Company’s websites and from advertising included in its products is recognized as revenue as the delivery of the advertising occurs.

Advertising Expenses.  The Company expenses the cost of advertising and promoting its products as incurred. Such costs are included in sales and marketing expense and totaled $51.2 million in 2006, $40.0 million in 2005, and $13.0 million in 2004.

Foreign Currency.  The functional currency of the Company’s foreign subsidiaries is the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. The net gain or loss resulting from translation is shown as translation adjustment and included in accumulated other comprehensive income in shareholders’ equity. Income and expense accounts are translated into U.S. dollars using average rates of exchange. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2006, 2005, and 2004.

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

All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated a hedge, then depending on the nature of the hedge, changes in fair value will either be recorded immediately in results of operations, or be recognized in accumulated other comprehensive income until the hedged item is recognized in results of operations.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following foreign currency contracts were outstanding and recorded at fair value as of December 31, 2006 (in thousands):

			Contract
	Contract Amount		Amount	Unrealized
	(Local Currency)		(US Dollars)	Gain/(Loss)

British Pounds (GBP) (contracts to receive GBP/pay US$)	GBP	250	$492	$2
Japanese Yen (JPY) (contracts to receive JPY/pay US$)	JPY	28,000	$238	$(2)

The following foreign currency contracts were outstanding and recorded at fair value as of December 31, 2005 (in thousands):

			Contract
	Contract Amount		Amount	Unrealized
	(Local Currency)		(US Dollars)	Gain/(Loss)

British Pounds (GBP) (contracts to receive GBP/pay US$)	GBP	1,000	$1,736	$(15)
Euro (EUR) (contracts to pay EUR/receive US$)	EUR	1,260	$1,514	$23
Japanese Yen (JPY) (contracts to receive JPY/pay US$)	JPY	30,000	$251	$4

No derivative instruments which were designated as hedges for accounting purposes were outstanding at December 31, 2006 and 2005.

Income Taxes.  The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for temporary differences between financial reporting basis and tax basis of the Company’s assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.

Stock-Based Compensation.  Effective January 1, 2006, the Company adopted the provisions of, and began accounting for stock-based compensation in accordance with, Statement of Financial Accounting Standards (SFAS) No. 123R — revised 2004, Share-Based Payment, which replaced SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123. The Company utilized the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s 2006 fiscal year. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to January 1, 2006, the Company had elected to apply the disclosure-only provisions of SFAS No. 123. Accordingly, the Company accounted for stock-based compensation transactions with employees using the intrinsic value method prescribed in APB No. 25 and related interpretations. Compensation cost for employee stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. Compensation cost for awards to non-employees

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was based on the fair value of the awards in accordance with SFAS No. 123. Furthermore, the Company recognized compensation cost related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in FASB Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

At December 31, 2006, the Company had six stock-based employee compensation plans, which are described more fully in Note 13.

Net Income (Loss) Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive potential common shares outstanding during the period. As the Company had a net loss in 2004, basic and diluted net loss per share are the same for the year. Potentially dilutive securities outstanding were not included in the computation of diluted net loss per common share because to do so would have been anti-dilutive. The share count used to compute basic and diluted net income (loss) per share is calculated as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Weighted average shares outstanding	160,973	169,986	169,056
Less restricted shares	—	—	149

Shares used to compute basic net income (loss) per share	160,973	169,986	168,907

Dilutive potential common shares:
Stock options and restricted stock	7,558	3,425	—
Convertible debt	10,750	10,750	—

Shares used to compute diluted net income (loss) per share	179,281	184,161	168,907

Approximately 8.5 million and 4.7 million shares of common stock potentially issuable from stock options during the years ended December 31, 2006 and 2005, respectively, are excluded from the calculation of diluted net income per share because of their antidilutive effect.

Accumulated Other Comprehensive Income.  The Company’s accumulated other comprehensive income as of December 31, 2006 and 2005 consisted of unrealized gains (losses) on marketable securities and foreign currency translation gains (losses). The tax effect of unrealized gains (losses) on investments and the foreign currency translation gains (losses) has been taken into account, if applicable.

The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2006	2005

Unrealized gains on investments, including taxes of $5,243 in 2006 and $13,592 in 2005	$14,318	$28,717
Foreign currency translation adjustments	9,167	(1,993)

Accumulated other comprehensive income	$23,485	$26,724

Reclassifications.  Certain reclassifications have been made to the 2004 and 2005 consolidated financial statements to conform to the 2006 presentation.

New Accounting Pronouncements.  In June 2005, the FASB ratified EITF Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.  Issue No. 05-06 provides that the amortization period used for leasehold

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the second quarter of fiscal 2006. Adoption of Issue No. 05-06 did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN No. 48 to have a material impact on its consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The scope of Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, Accounting Changes and Error Corrections.  The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (1) the accounting policy elected for these taxes; and (2) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. Issue No. 06-3 is effective for interim and annual periods beginning after December 15, 2006. The Company does not expect the adoption of Issue No. 06-3 to have a material impact on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement approach and a balance sheet approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

Note 2.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of, and began accounting for stock-based compensation in accordance with, SFAS No. 123 — revised 2004, Share-Based Payment, which replaced SFAS 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123. The Company utilized the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s 2006 fiscal year. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules and expectations of future employee behavior. During the year ended December 31, 2006, expected stock price volatility is based on a combination of historical volatility of the Company’s stock for the related expected term and the implied volatility of its traded options. Prior to the adoption of SFAS No. 123R, expected stock price volatility was estimated using only historical volatility. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected term of the stock options. The Company has not paid dividends in the past.

In accordance with SFAS No. 123R the Company presents excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows for periods in which an excess tax benefit is recorded. As a result of the implementation of SFAS No. 123R, cash benefit of $39.2 million was recorded during the year ended December 31, 2006 which resulted in a decrease in cash provided by operating activities and a decrease in cash used in financing activities.

The Company recognizes compensation cost related to stock options granted prior to the adoption of SFAS No. 123R on an accelerated basis over the applicable vesting period using the methodology described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company recognizes compensation cost related to options granted subsequent to the adoption of SFAS No. 123R on a straight-line basis over the applicable vesting period. At December 31, 2006, the Company had options outstanding under six stock-based compensation plans. The Company issues new shares of its common stock to satisfy stock option exercises.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

Year Ended
December 31, 2006

Cost of service revenue	$257
Research and development	6,512
Sales and marketing	7,152
General and administrative	4,230

Total stock-based compensation expense	$18,151

No stock-based compensation was capitalized as part of the cost of an asset as of December 31, 2006. As of December 31, 2006, $41.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of approximately two years.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure as if the fair-value-based method had been applied in measuring compensation expense. Under APB No. 25, when the exercise price of the Company’s employee stock options

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table presents the impact of the Company’s adoption of SFAS No. 123R on selected line items from the consolidated statement of operations during the year ended December 31, 2006 (in thousands, except per share data):

	As Reported	If Reported
	Following	Following
	SFAS 123(R)	APB No. 25

Operating income	$190,505	$208,637
Income before income taxes	227,753	245,885
Net income	$145,216	$156,777
Basic net income per share	$0.90	$0.97
Diluted net income per share	$0.81	$0.87

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation during the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Net income (loss) as reported	$312,345	$(22,997)
Plus: stock-based employee compensation expense included in reported net income, net of related tax effects	128	695
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(14,860)	(21,227)

Pro forma net income (loss)	$297,613	$(43,529)

Net income (loss) per share:
Basic — as reported	$1.84	$(0.14)
Diluted — as reported	$1.70	$(0.14)
Basic — pro forma	$1.75	$(0.26)
Diluted — pro forma	$1.62	$(0.26)

For further information related to the Company’s equity compensation plans see Note 13.

Note 3.  Business Combinations

  Business Combinations in 2006.

Zylom Media Group B.V.

On January 31, 2006, the Company acquired all of the outstanding securities of Zylom Media Group B.V. (Zylom) in exchange for $7.9 million in cash payments, including $293,000 in direct acquisition related costs consisting primarily of professional fees. The Company is also obligated to pay an additional $2.0 million, through individual payments of $1.0 million on the first and second anniversaries of the acquisition date.

Additionally, the Company may be obligated to pay up to $10.9 million over a three-year period, dependent on whether certain performance criteria are achieved. Such amounts are not included in the initial aggregate purchase price and, to the extent earned, will be recorded as goodwill when the performance criteria are achieved.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Zylom is located in Eindhoven, The Netherlands and is a distributor, developer, and publisher of PC-based games in Europe. The Company believes that combining Zylom’s assets and distribution network with the Company’s downloadable, PC-based games assets and distribution platform will enhance the Company’s presence in the European games market. The results of Zylom’s operations are included in the Company’s condensed consolidated financial statements starting from the date of acquisition.

A summary of the purchase price for the acquisition is as follows (in thousands):

Cash paid at acquisition	$7,922
Additional future payments related to initial purchase price	2,000
Estimated direct acquisition costs	293

Total	$10,215

The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by a third-party appraisal at the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $8.2 million. Goodwill in the amount of $8.2 million is not deductible for tax purposes.

A summary of the allocation of the purchase price is as follows (in thousands):

Current assets	$1,830
Property and equipment	166
Other intangible assets subject to amortization:
Technology and games	570
Tradenames and trademarks	560
Distributor and customer relationships	1,290
Non-compete agreements	180
Goodwill	8,168

Total assets acquired	12,764

Current liabilities	(1,781)
Net deferred tax liabilities	(768)

Total liabilities acquired	(2,549)

Net assets acquired	$10,215

Technology/Games and Tradenames/Trademarks have weighted average estimated useful lives of three years. Distributor and customer relationships have weighted average estimated useful lives of approximately five years. Non-compete agreements have a weighted average estimated useful life of four years. All of the other intangible assets are being amortized over their estimated useful life on a straight line basis.

Pro forma results are not presented, because they are not material to the Company’s overall financial statements.

     WiderThan Co., Ltd.

Pursuant to a Combination Agreement with WiderThan Co., Ltd. (WiderThan) dated September 12, 2006, the Company acquired approximately 94.6% and 99.7% of the outstanding common shares and American Depository Shares (ADSs) of WiderThan for $17.05 per common share and per ADSs in cash effective October 31, 2006 and November 28, 2006, respectively. Additionally, the Company incurred $6.0 million in

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

direct acquisition related costs consisting primarily of professional fees and other costs directly related to the acquisition for a total purchase price of $342.7 million.

WiderThan is a leading provider of ringback tones, music-on-demand, and other mobile entertainment services to wireless carriers principally in the Republic of Korea and the U.S., and other countries in Asia and Europe. The Company believes that combining WiderThan and its business will enhance the Company’s digital entertainment products and services offerings and accelerate its reach around the world. The results of WiderThan operations are included in the Company’s consolidated financial statements starting from the closing date of October 31, 2006. The minority interest in the earnings of WiderThan for the period November 1, 2006 to December 31, 2006 was nominal.

A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$336,652
Direct acquisition costs	6,036

Total purchase price	$342,688

The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by an independent third-party appraisal at the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $166.9 million. Goodwill in the amount of $166.9 million is not deductible for tax purposes.

A summary of the preliminary allocation of the purchase price is as follows (in thousands):

Current assets	$144,732
Property and equipment	11,148
Other long-term assets	4,407
Other intangible assets subject to amortization:
Customer relationships	67,000
Developed technology	24,000
Tradenames and trademarks	3,800
Service contracts	3,400
Goodwill	166,925

Total assets acquired	425,412

Current liabilities	(55,885)
Long-term liabilities	(1,110)
Net deferred tax liabilities	(25,729)

Total liabilities acquired	(82,724)

Net assets acquired	$342,688

Customer relationships have a weighted average estimated useful life of seven years. Developed technology has an average estimated useful life of four years. Tradenames and trademarks have a weighted average estimated useful life of three years. Service contracts have a weighted average estimated useful life of three years. All of the other intangible assets are being amortized over their estimated useful life on a straight line basis.

As of December 31, 2006 the Company had not made a final determination to maintain WiderThan Americas, Inc., currently a wholly-owned subsidiary of WiderThan, as a direct subsidiary of WiderThan or as

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a direct subsidiary of RealNetworks, Inc. The determination of the final structure may impact the amount of deferred tax liability and goodwill, therefore the allocation of the purchase price, if the decision is made within a reasonable time from the date of acquisition.

The following unaudited pro forma financial information presents the combined results of operations of the Company and WiderThan as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations of the Company (in thousands, except per share data).

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Net revenue	$500,017	$423,412
Net income	$153,688	$301,570
Basic net income per share	$0.95	$1.77
Diluted net income per share	$0.86	$1.64

Pro forma net income for year ended December 31, 2006 excludes $23.1 million of acquisition related charges recorded by WiderThan prior to the acquisition.

     Atrativa Latin America Ltda.

On November 21, 2006, the Company acquired all of the outstanding securities of Atrativa Latin America Ltda. (Atrativa) in exchange for $3.8 million in cash payments, including $224,000 in direct acquisition related costs consisting primarily of professional fees.

Atrativa is located in Sao Paolo, Brazil, and is a distributor of online and downloadable casual games. The Company believes leveraging Atrativa’s distribution network in Latin America will strengthen the Company’s leadership position in the casual games market. The results of Atrativa’s operations are included in the Company’s condensed consolidated financial statements starting from the date of acquisition.

A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$3,600
Direct acquisition costs	224

Total purchase price	$3,824

The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by an independent third-party appraisal at the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $4.2 million. Goodwill in the amount of $4.2 million is not deductible for tax purposes.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the allocation of the purchase price is as follows (in thousands):

Current assets	$77
Property and equipment	10
Other long-term assets	3
Other intangible assets subject to amortization:
Customer relationships	650
Supplier relationships	150
Tradenames and trademarks	120
Goodwill	4,220

Total assets acquired	5,230

Current liabilities	(124)
Long-term liabilities	(969)
Net deferred tax liabilities	(313)

Total liabilities acquired	(1,406)

Net assets acquired	$3,824

Customer relationships have a weighted average estimated useful life of three years. Supplier relationships have a weighted average estimated useful life of four years. Tradenames and trademarks have a weighted average estimated useful life of three years. All of the other intangible assets are being amortized over their estimated useful life on a straight line basis.

Pro forma results are not presented, as they are not material to the Company’s overall financial statements.

Business Combination in 2005.

On May 6, 2005, the Company acquired all of the outstanding securities of Mr. Goodliving Ltd. (Mr. Goodliving) in exchange for $15.6 million in cash payments, including $534,000 in direct acquisition related costs consisting primarily of professional fees. In addition, the Company may be obligated to pay up to $1.6 million over a four-year period to certain Mr. Goodliving employees in the form of a management incentive bonus if certain performance criteria are achieved. Such amounts are not included in the purchase price and, to the extent earned, are being recorded as compensation expense over the related employment periods. The accrued compensation cost related to this plan was $374,000 and $300,000 during the years ended December 31, 2006 and 2005, respectively, and is included in the consolidated balance sheet in accrued and other liabilities.

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

A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$15,089
Direct acquisition costs	534

Total purchase price	$15,623

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by an independent third-party appraisal at the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $12.8 million. Goodwill in the amount of $12.8 million is not deductible for tax purposes. Pro forma results are not presented, as they are not material to the Company’s overall financial statements.

A summary of the allocation of the purchase price is as follows (in thousands):

Current assets	$1,624
Property and equipment	10
Other intangible assets subject to amortization:
Technology and games	1,460
Tradenames and trademarks	400
Distributor and customer relationships	1,500
Goodwill	12,745

Total assets acquired	17,739

Current liabilities	(756)
Net deferred tax liabilities	(497)
Long-term notes payable	(863)

Total liabilities acquired	(2,116)

Net assets acquired	$15,623

Technology and Games have a weighted average estimated useful life of two years. Tradenames and trademarks have a weighted average estimated useful life of four years. Distributor and customer relationships have a weighted average estimated useful life of five years.

Business Combination in 2004.

In January 2004, the Company acquired all of the outstanding securities of GameHouse, Inc. (GameHouse) in exchange for $9.1 million in cash payments, including an estimated future payment of $100,000 to cover certain tax obligations of the selling shareholders, and 3.0 million shares and options to acquire 300,000 shares of its common stock valued at $20.9 million. The value assigned to the stock portion of the purchase price was $6.40 per share based on the average closing price of the Company’s common stock for the five days beginning two days prior to and ending two days after January 26, 2004 (the date of the Agreement and Plan of Merger). Options issued were valued based on the Black-Scholes options pricing model. Included in the purchase price is $350,000 in direct acquisition related costs consisting primarily of professional fees. Certain former GameHouse shareholders are eligible to receive up to $5.5 million over a four-year period, payable in cash or, at the Company’s discretion, in its common stock valued in that amount provided they remain employed by the Company during such period. Under the Agreement, the Company may be obligated to pay up to $1.0 million over a four-year period to certain GameHouse employees in the form of a management incentive plan. Such amounts were not included in the total purchase price and, to the extent earned, were being recorded as compensation expense over the related employment periods. As eligible GameHouse employees are no longer employed by the Company no such payments under the Agreement will be made.

GameHouse is a developer, publisher and distributor of downloadable PC and mobile games. The Company believes that combining GameHouse’s assets with its subscription games service and downloadable games distribution platform will strengthen the Company’s position in the PC games market. The results of

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameHouse’s operations are included in the Company’s condensed consolidated financial statements starting from the date of acquisition.

The purchase price for the acquisition is as follows (in thousands):

Cash	$9,131
Fair value of common stock and options issued	20,901
Direct acquisition costs	350

Total purchase price	$30,382

The total purchase price has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values by an independent third-party appraisal as summarized below. The respective estimated fair values were determined as of the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $21.9 million. Goodwill in the amount of $21.9 million is not deductible for tax purposes. Pro forma results are not presented, as they are not material to the Company’s overall financial statements.

A summary of the allocation of the purchase price is as follows (in thousands):

Current assets	$1,315
Property and equipment	82
Other intangible assets subject to amortization:
Technology and games	5,200
Tradename	1,600
Customer list	400
Goodwill	21,894
Current liabilities	(331)
Deferred stock compensation	222

Net assets acquired	$30,382

Technology and games have a weighted average estimated useful life of two years. Tradename and customer list have a weighted average estimated useful life of four years.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Cash, Cash Equivalents, Short-Term Investments, and Restricted Cash Equivalents

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2006 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$108,415	$—	$—	$108,415
Money market mutual funds	231,634	—	—	231,634
Corporate notes and bonds	182,184	—	—	182,184
U.S. Government agency securities	2,999	—	—	2,999

Total cash and cash equivalents	525,232	—	—	525,232

Short-term investments:
U.S. Government agency securities	153,520	188	(20)	153,688

Total short-term investments	153,520	188	(20)	153,688

Total cash, cash equivalents, and short-term investments	$678,752	$188	$(20)	$678,920

Restricted cash equivalents	$17,300	$—	$—	$17,300

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2005 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$2,455	$—	$—	$2,455
Money market mutual funds	587,256	—	—	587,256
Corporate notes and bonds	49,234	—	—	49,234
U.S. Government agency securities	13,026	—	—	13,026

Total cash and cash equivalents	651,971	—	—	651,971

Short-term investments:
U.S. Government agency securities	129,658	—	(302)	129,356

Total short-term investments	129,658	—	(302)	129,356

Total cash, cash equivalents, and short-term investments	$781,629	$—	$(302)	$781,327

Restricted cash equivalents	$17,300	$—	$—	$17,300

At December 31, 2006, restricted cash equivalents represent cash equivalents pledged as collateral against two letters of credit for a total of $17.3 million in connection with two lease agreements.

Realized gains or losses on sales of available-for-sale securities for 2006, 2005, and 2004 were not significant.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The contractual maturities of available-for-sale debt securities at December 31, 2006 are as follows
(in thousands):

	Amortized	Estimated
	Cost	Fair Value

Within one year	$120,909	$120,945
Between one year and two years	32,611	32,743

Total short-term investments	$153,520	$153,688

Note 5.	Allowance for Doubtful Accounts Receivable and Sales Returns

Activity in the allowance for doubtful accounts receivable is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Balance, beginning of year	$1,340	$1,145	$1,278
Additions charged to expenses	596	377	527
Amounts written off	(835)	(182)	(660)

Balance, end of year	$1,101	$1,340	$1,145

Activity in the allowance for sales returns is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Balance, beginning of year	$1,633	$2,141	$1,580
Additions charged to revenue	4,898	6,560	8,528
Amounts written off	(5,142)	(7,068)	(7,967)

Balance, end of year	$1,389	$1,633	$2,141

At December 31, 2006 one international customer accounted for 25% of trade accounts receivable. At December 31, 2005 no one customer accounted for more than 10% of trade accounts receivable.

No one customer accounted for more than 10% of total revenue during the years ended December 31, 2006, 2005, and 2004.

Note 6.	Deferred Costs

Deferred costs, consisting of costs being amortized over the respective contract lives, are as follows (in thousands):

December 31,
2006

Deferred costs	$2,170
Less current portion	1,643

Deferred costs, non-current portion	$527

No deferred costs were recorded at December 31, 2005.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Equity Investments

The Company has certain equity investments that are accounted for under the cost method of accounting. The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence, and for which the related securities do not have a quoted market price.

The Company has certain equity investments in publicly traded companies in which the Company holds less than a 20 percent voting interest. The investments are accounted for at market value. Changes in the market value of the investments are recognized as unrealized gains (losses), net of income tax, and are recorded in the accompanying consolidated balance sheets as a component of accumulated other comprehensive income.

During the quarter ended March 31, 2006, the Company established Beijing RealNetworks Technology Co., Ltd, a Wholly Owned Foreign Entity (WOFE) which operates an Internet retail website in the People’s Republic of China (PRC) in cooperation with a PRC affiliate. The results of operations of the WOFE have been included in the Company’s consolidated results since the establishment date of the WOFE. The PRC regulates the WOFE’s business through regulations and license requirements restricting: (i) the scope of foreign investment in the Internet, retail and delivery sectors; (ii) Internet content; and (iii) the sale of certain media products. In order to meet the PRC local ownership and regulatory licensing requirements, the WOFE’s business is operated through a PRC affiliate which is owned by nominee shareholders who are PRC nationals and RealNetworks employees. The WOFE does not own any capital stock of the PRC affiliate, but is the primary beneficiary of future losses or profits through contractual rights. As a result, the Company consolidates the results of the PRC affiliate in accordance with FIN No. 46R, Consolidation of Variable Interest Entities. The net assets and operating results for the PRC affiliate were not significant during the year ended December 31, 2006.

Summary of equity investments is as follows (in thousands):

	2006		2005
		Carrying		Carrying
	Cost	Value	Cost	Value

Publicly traded investments	$913	$20,235	$913	$43,447
Privately held investments	1,879	2,414	12,500	2,716

Total equity investments	$2,792	$22,649	$13,413	$46,163

Privately held investments include investments accounted for using the cost and equity methods.

As of December 31, 2006 and 2005, the carrying value of equity investments in publicly traded companies consists primarily of approximately 10.6% of outstanding shares of J-Stream Inc. (J-Stream), a Japanese media services company. These equity investments are accounted for as available-for-sale. The market value of these shares has increased from the original cost of $913,000, resulting in a carrying value of $20.2 million and $43.4 million as of December 31, 2006 and 2005, respectively. The increase over the cost basis, net of income tax is $14.1 million and $28.9 million at December 31, 2006 and 2005, respectively, and is reflected as a component of accumulated other comprehensive income. In July 2005, the Company disposed of a portion of the investment in J-Stream through open market trades, which resulted in net proceeds of $11.9 million, and recognition of a gain, net of income tax and a loss associated with a previously cancelled foreign currency hedge related to the investment, of $8.4 million during the year ended December 31, 2005. The disposition resulted in a tax expense and a related offset to accumulated other comprehensive income of $3.3 million during the year ended December 31, 2005. There were no similar gains or losses in 2006 or 2004. The market for these investments is relatively limited and the share price is volatile. Although the carrying

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the investments was $20.2 million at December 31, 2006, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

Based upon an evaluation of the facts and circumstances during the quarter ended December 31, 2006, the Company determined that an other-than-temporary decline in fair value had occurred in one of its privately-held investments, resulting in an impairment charge of $3.1 million to reflect changes in the fair value of the investment.

The Company’s equity investment in MusicNet, Inc. (MusicNet) was accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss was included in the Company’s consolidated operating results. During the quarter ended June 30, 2005, the Company disposed of all of its preferred shares and convertible notes in MusicNet.

Note 8.	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net

Customer relationships	$73,061	$3,386	$69,675
Developed technology	36,891	9,981	26,910
Patents, trademarks and tradenames	7,114	2,226	4,888
Service contracts	4,680	1,044	3,636

Total other intangible assets, December 31, 2006	$121,746	$16,637	$105,109

Total other intangible assets, December 31, 2005	$17,187	$9,850	$7,337

Amortization expense related to other intangible assets during the years ended December 31, 2006, 2005, and 2004 was $7.4 million, $4.0 million, and $3.6 million, respectively.

As of December 31, 2006 estimated future amortization of other intangible assets is as follows
(in thousands):

2007	$21,256
2008	20,549
2009	18,798
2010	14,874
2011	9,655
Thereafter	19,977

Total	$105,109

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Goodwill

Changes in goodwill are as follows (in thousands):

	2006	2005

Balance, beginning of year	$123,330	$119,217
Increases due to acquisitions	179,313	12,745
Deferred tax adjustment	—	(7,528)
Effects of foreign currency translation	6,479	(1,104)

Balance, end of year	$309,122	$123,330

Note 10.	Accrued and Other Liabilities

Accrued and other liabilities consist of (in thousands):

	December 31,
	2006	2005

Royalties and costs of sales and fulfillment	$29,968	$24,740
Employee compensation, commissions and benefits	25,244	11,413
Sales, VAT and other taxes payable	13,364	16,562
Income taxes payable	8,455	9,120
Legal fees and contingent legal fees	4,075	17,815
Accrued charitable donations	2,048	15,401
Other	21,174	17,289

Total	$104,328	$112,340

Note 11.	Loss on Excess Office Facilities and Content Agreement

In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. Due to a subsequent decline in the market for office space in Seattle and the Company’s re-assessment of its facilities requirements in 2001, the Company accrued for estimated future losses on excess office facilities. Additionally, the Company accrued for estimated future losses on this facility in 2002 and 2003 based on changes in market conditions and securing tenants at rates lower than those used in the original estimate.

During the year ended December 31, 2006 the Company recorded $738,000 of additional loss due to building operating expenses that are not expected to be recovered under the terms of the existing sublease arrangements. The Company did not identify any factors which caused it to revise its estimates during the years ended December 31, 2005, and 2004. The estimated loss as of December 31, 2006 consists of $9.9 million of sublease income under existing sublease arrangements.

In September 2004, the Company renegotiated its existing lease for its headquarters building. In addition, the Company ceased use of 16,000 square feet of office space, which was returned to the landlord in May 2005 in accordance with the amended lease agreement. The Company recorded a loss on excess office facilities of $866,000 related to the expensing of net leasehold improvements and rent for the period between October 1, 2004 and April 30, 2005 in connection with vacating the excess space.

In March 2004, the Company cancelled a content licensing agreement with one of its content partners. Under the terms of the cancellation agreement, the Company gave up rights to use the content and ceased using the content in any of its products or services as of March 31, 2004. The resulting expense of $4.9 million

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represents the estimated fair value of payments to be made in accordance with the terms of the cancellation agreement. All payments due under the cancellation agreement have been made as of December 31, 2005.

A summary of activity for the accrued loss on excess office facilities and content agreement is as follows (in thousands):

Accrued loss, December 31, 2003	$29,059
Adjustment to accrual for change in estimate	126
Less amounts paid on accrued loss on excess office facilities, net of sublease income	(4,925)
Loss on content agreement initially recorded	4,938
Less amounts paid on content agreement in 2004, net of interest expense	(2,021)

Accrued loss, December 31, 2004	27,177
Less amounts paid on accrued loss on excess office facilities, net of sublease income	(6,244)
Less amounts paid on content agreement, net of interest expense	(2,917)

Accrued loss, December 31, 2005	18,016
Adjustment to accrual for change in estimate	738
Less amounts paid on accrued loss on excess office facilities, net of sublease income	(4,253)

Accrued loss, December 31, 2006	14,501
Less current portion	4,508

Accrued loss, non-current portion	$9,993

Note 12.	Convertible Debt

During 2003, the Company issued $100.0 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of $9.30 if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased, or converted, in exchange for cash at 100% of the principal amount of the notes. The purchaser may require the Company to purchase all or a portion of its notes in cash on July 1, 2008 at 100% of the principal amount of the notes. As a result of this issuance, the Company received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and are being amortized over a 5-year period. Interest expense from the amortization of offering costs in the amount of $600,000 is recorded in interest income, net during each of the years ended December 31, 2006, 2005, and 2004.

Note 13.	Shareholders’ Equity

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

Shareholder Rights Plan.  On October 16, 1998, the Company’s board of directors declared a dividend of one preferred share purchase right (Right) in connection with its adoption of a Shareholder Rights Plan dated December 4, 1998, for each outstanding share of the Company’s common stock on December 14, 1998 (Record Date). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights will not immediately be exercisable and detachable from the common stock. The Rights will become exercisable and detachable only following the acquisition by a person or a group of 15 percent or more of the outstanding common stock or ten days following the announcement of a tender or exchange offer for 15 percent or more of the outstanding common stock (Distribution Date). After the Distribution Date, each Right will entitle the holder to purchase for $37.50 (Exercise Price) a fraction of a share of the Company’s Series A preferred stock with economic terms similar to that of one share of the Company’s common stock. Upon a person or a group acquiring 15 percent or more of the outstanding common stock, each Right will allow the holder (other than the acquirer) to purchase common stock or securities of the Company having a then current market value of two times the Exercise Price of the Right. In the event that following the acquisition of 15 percent of the common stock by an acquirer, the Company is acquired in a merger or other business combination or 50 percent or more of the Company’s assets or earning power are sold, each Right will entitle the holder to purchase for the Exercise Price, common stock or securities of the acquirer having a then current market value of two times the Exercise Price. In certain circumstances, the Rights may be redeemed by the Company at a redemption price of $0.0025 per Right. If not earlier exchanged or redeemed, the Rights will expire on December 4, 2008.

Equity Compensation Plans.  The Company has six equity compensation plans (Plans) to compensate employees and Directors for past and future services. Generally, options vest based on continuous employment, over a four or five-year period. The options expire in either seven, ten, or twenty years from the date of grant and are exercisable at the fair market value of the common stock at the grant date.

Restricted Stock Units.  In 2006, the Company granted restricted stock units representing 80,834 shares of common stock with a weighted average fair value of $11.38 pursuant to the Company’s 2005 Stock Incentive Plan (2005 Plan). Each restricted stock unit granted reduces the shares available for grant under the 2005 Plan by 1.6 shares.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock options and restricted stock units activity is as follows:

	Shares	Options Outstanding		Weighted
	Available	Number	Weighted	Average Fair
	for Grant	of Shares	Average	Value
	in (000’s)	in (000’s)	Exercise Price	Grants

Balances, December 31, 2003	12,789	36,644	$7.05
Options granted at or above common stock price	(9,130)	9,130	5.78	$2.78
Options granted below common stock price	(321)	321	1.32	4.40
Options exercised	—	(3,103)	2.20
Options canceled	7,515	(7,515)	6.90

Balances, December 31, 2004	10,853	35,477	7.13
Additional shares authorized in the 2005 Plan(1)	7,397	—
Options granted below common stock price	(10,633)	10,633	5.87	2.57
Options exercised	—	(3,631)	5.14
Options canceled	6,857	(6,857)	7.03

Balances, December 31, 2005	14,474	35,622	6.95
Options granted at or above common stock price	(12,913)	12,913	10.05	4.53
Restricted stock units granted	(129)	80	—	11.38
Options exercised	—	(8,854)	5.99
Options canceled	3,953	(3,953)	6.81

Balances, December 31, 2006	5,385	35,808	$8.31

(1)	Pursuant to the provisions of the 2005 Stock Incentive Plan, shares available for grant as of December 31, 2005 were adjusted to reflect an additional 3.1 million available shares which were cancelled from previously expired Plans during 2005.

The fair value of options granted was determined using the Black-Scholes model and the following weighted average assumptions:

	Years Ended December 31,
	2006	2005	2004

Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.75%	3.76%	2.54%
Expected life (years)	4.3	4.4	4.4
Volatility	49%	54%	59%

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number of	Average
	of Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	(in 000’s)	Life (Years)	Price	(in 000’s)	Price

$0.00 — $5.01	5,188	9.64	$4.19	2,497	$3.67
$5.03 — $5.89	5,297	14.23	5.52	1,739	5.53
$5.90 — $7.22	8,006	15.47	6.67	5,820	6.80
$7.24 — $9.19	4,804	7.80	8.08	1,602	8.15
$9.26 — $10.06	5,442	7.00	9.92	923	9.97
$10.06 — $11.34	4,494	7.25	10.81	468	10.67
$11.37 — $46.00	2,567	9.58	19.95	1,264	28.75
$46.18	10	12.69	48.18	10	46.18

	35,808	10.67	$8.31	14,323	$8.55

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $94.2 million and $34.2 million, respectively.

Employee Stock Purchase Plan.  In January 1998, the Company adopted an Employee Stock Purchase Plan (ESPP Plan) and has reserved 4.0 million shares of common stock for issuance under the ESPP Plan. Under the ESPP Plan, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to 85 percent of the fair market value of the common stock at the end of the semi-annual offering periods. Under the ESPP Plan 213,000, 425,000, and 320,000 shares at a weighted average fair value of the employee stock purchase rights of $1.62, $3.14, and $1.95 were purchased during the years ended December 31, 2006, 2005, and 2004, respectively. The following weighted average assumptions were used to perform the calculation:

	Years Ended December 31,
	2006	2005	2004

Expected dividend yield	0%	0%	0%
Risk-free interest rate	5.12%	2.69%	2.29%
Expected life (years)	0.5	0.5	0.5
Volatility	49%	54%	61%

Repurchase of Common Stock.  In September 2001, the Company announced a share repurchase program to repurchase up to an aggregate of $50.0 million of its outstanding common stock. The Company repurchased 9.1 million shares of its common stock at an average cost of $4.64 per share for an aggregate value of $42.4 million from inception of the program through August 2005. There were no repurchases during 2005 or 2004 related to the September 2001 repurchase program. In August 2005, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to an aggregate of $75.0 million of the Company’s outstanding common stock. In November 2005, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock, which replaced the August 2005 repurchase program. Repurchases may be made from time to time, depending on market conditions, share price, and other factors in the open market or through private transactions, in accordance with SEC requirements. The Company entered into a Rule 10(b)5-1 plan designated to facilitate the repurchase. The repurchase program does not require the Company to acquire a specific number of shares and may be terminated under certain conditions. During 2005, under both the

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 2005 and November 2005 repurchase programs, the Company repurchased 8.6 million shares at an average cost of $6.29 per share for an aggregate value of $54.3 million. During the quarter ended March 31, 2006 the Company purchased 9.5 million shares at an average cost of $8.09 per share for an aggregate value of $77.0 million.

In April 2006, the Company’s Board of Directors authorized a new share repurchase program of up to an aggregate of $100.0 million of the Company’s outstanding common stock. During the period from April 2006 to December 2006 the Company repurchased 2.3 million shares for an aggregate value of $21.9 million at an average cost of $9.44 per share. As of December 31, 2006, $78.1 million remained authorized for repurchase under the April 2006 repurchase program.

Note 14.	Income Taxes

Components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

United States operations	$228,668	$430,549	$(24,300)
Foreign operations	(915)	(1,006)	1,825

Income (loss) before income taxes	$227,753	$429,543	$(22,475)

Components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current:
United States Federal	$20,683	$8,055	$—
State and local	3,643	1,362	—
Foreign	3,225	549	522

Total current	27,551	9,966	522
Deferred:
United States Federal	53,648	106,981	—
State and local	3,206	748	—
Foreign	(1,868)	(497)	—

Total deferred	54,986	107,232	—

Total income tax expense	$82,537	$117,198	$522

Income tax expense differs from “expected” income tax expense (computed by applying the U.S. Federal income tax rate of 35%) due to the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

United States federal tax expense (benefit) at statutory rate	$79,714	$150,340	$(7,866)
State taxes, net of United States federal tax benefit	3,127	3,497	—
Change in valuation allowance	1,757	(41,993)	10,409
Other	(2,061)	5,354	(2,021)

Total income tax expense	$82,537	$117,198	$522

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets are comprised of the following (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
United States Federal net operating loss carryforwards	$17,521	$65,884
Deferred expenses	17,290	13,366
Net unrealized loss on investments	10,772	9,757
Capital loss carryforwards	7,713	1,804
Accrued loss on excess office facilities	5,212	6,547
Stock-based compensation	5,023	—
State net operating loss carryforwards	2,636	5,072
Foreign net operating loss carryforwards	1,766	882
Cash rights liability	1,483	—
Deferred revenue	715	2,727
Alternative minimum tax (AMT) carryforwards	—	8,055
Research and development credit carryforwards	—	7,084
Other	7,143	6,155

Gross deferred tax assets	77,274	127,333
Less valuation allowance	35,222	36,250

Gross deferred tax assets, net of valuation allowance	42,052	91,083

Deferred tax liabilities:
Other intangible assets	(28,957)	—
Net unrealized gains on investments	(6,973)	(15,490)
Other foreign deferred tax liabilities	(2,973)	—
Prepaid expenses	(2,184)	(2,242)

Gross deferred tax liabilities	(41,087)	(17,732)

Net deferred tax assets	$965	$73,351

Income taxes currently payable were $8.5 million and $9.1 million at December 31, 2006 and 2005, respectively. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the appropriate taxing jurisdictions. Based on an evaluation of expected future taxable income in 2007 and 2008 related primarily to the Company’s settlement with Microsoft Corporation (outlined in Note 15), the Company determined it is more likely than not that certain deferred tax assets will be realized and therefore reversed the related valuation allowance on these assets in the fourth quarter of 2005. In 2006, the Company has continued to provide a valuation allowance on the deferred tax assets that the Company believes are not more likely than not to be utilized.

The net decrease in valuation allowance was $1.0 million and $220.4 million during the years ended December 31, 2006 and 2005, respectively. The valuation allowance increased by $10.4 million during the year ended December 31, 2004. The 2006 net decrease in the valuation allowance is comprised of an increase of $1.8 million due primarily to an increase in certain deferred tax assets and an decrease of $2.8 million for the write-off of state net operating loss carryforwards limited under Internal Revenue Code Section 382 that

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may expire unused. During 2005, $170.2 million of the reduction was recorded as an increase in additional paid-in-capital to reflect the use of net operating losses derived from the benefit of stock option exercises for tax purposes, $42.0 million was reflected in the Company’s consolidated statement of operations, and $7.5 million was recorded as a reduction of goodwill to reduce the valuation allowance on net operating losses from acquired subsidiaries.

The Company’s United States Federal net operating loss carryforwards totaled $50.0 million and $188.2 million at December 31, 2006 and 2005, respectively. These net operating loss carryforwards begin to expire between 2010 and 2024. In 2006, the remaining net operating loss carryforwards are from acquired subsidiaries that are limited under Internal Revenue Code Section 382. In the event that the Company generates taxable income to utilize these net operating loss carryforwards, goodwill will be reduced by $9.0 million.

The Company has not provided for U.S. deferred income taxes or withholding taxes on non-U.S. subsidiaries’ undistributed earnings. These earnings are intended to be permanently reinvested in operations outside of the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the availability of foreign tax credits and the complexity of the computation, if such earnings were not deemed to be permanently reinvested.

As of December 31, 2006 the Company had not made a final determination to maintain WiderThan Americas, Inc., currently a wholly-owned subsidiary of WiderThan, as a direct subsidiary of WiderThan or as a direct subsidiary of RealNetworks, Inc. The determination of the final structure may impact the amount of deferred tax liability and goodwill, if the decision is made within a reasonable time from the date of acquisition. In general, if the decision is made after one year following the date of acquisition it may impact income tax expense.

Note 15.	Commitments and Contingencies

Commitments.  The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases office facilities under various operating leases expiring through September 2014. The Company also has other contractual obligations, primarily relating to minimum contractual payments due to content and other service providers, expiring over varying time periods in the future. Future minimum payments are as follows (in thousands):

		Other
	Office	Contractual
	Leases	Obligations	Total

2007	$15,042	$2,959	$18,001
2008	14,491	2,656	17,147
2009	13,481	2,490	15,971
2010	12,159	2,330	14,489
2011	7,815	—	7,815
Thereafter	16,558	—	16,558

Total minimum payments	79,546	10,435	89,981
Less future minimum receipts under subleases	9,946	—	9,946

Net	$69,600	$10,435	$80,035

Of the total net office lease future minimum payments, $9.9 million is recorded in accrued loss on excess office facilities at December 31, 2006.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense during the years ended December 31, 2006, 2005, and 2004 was $8.5 million, $7.6 million, and $7.4 million, respectively.

Borrowing Arrangements.   The Company’s subsidiary, WiderThan, has entered into three lines of credit with three Korean domestic banks with an aggregate maximum available limit of $4.4 million at interest rates ranging from 1.5% to 1.6% over the rate earned on the underlying deposits. During the year ended December 31, 2006 the Company did not draw on these lines of credit and there were no outstanding balances as of December 31, 2006.

The employees of the Company’s subsidiary, WiderThan, use corporate charge cards issued by a Korean domestic bank with a total line of credit of up to $5.6 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the accompanying consolidated balance sheets. In general, the term of the agreement is for one year, with automatic renewal in April of each year. The agreement may be terminated in writing by mutual agreement between the bank and the Company. The Company is not subject to any financial or other restrictive covenants under the terms of this agreement.

The Company’s subsidiary, WiderThan, has a letter of credit of up to $5.0 million with a Korean domestic bank for importing goods. This letter of credit facility has a one-year maturity (renewable every April), and carries an interest rate of 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the year ended December 31, 2006, the Company did not draw on the letter of credit and there was no outstanding balance as of December 31, 2006.

The Company’s subsidiary, WiderThan, has purchased guarantees amounting to $600,000 from Seoul Guarantee Insurance which guarantees payments for one year under certain supply contracts the Company has with a customer in Korea.

401(k) Retirement Savings Plan.  The Company has a salary deferral plan (401(k) Plan) that covers substantially all employees. Under the plan, eligible employees may contribute up to 50% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. During the years ended December 31, 2006 and 2005 the Company matched 50% of employee contributions to the 401(k) Plan, on up to three percent of participating employees’ compensation, and contributed $858,000 and $500,000, respectively, in matching contributions. The Company did not make matching contributions during 2004. The Company can terminate the matching contributions at its discretion. The Company has no other post-employment or post-retirement benefit plans.

Litigation.  In August 2005, a lawsuit was filed against the Company in the U.S. District Court for the District of Maryland by Ho Keung Tse, an individual residing in Hong Kong. The suit alleges that certain of the Company’s products and services infringe the plaintiff’s patent relating to “the distribution of digital files, including sound tracks, music, video and executable software in a manner which restricts unauthorized use.” The plaintiff seeks to enjoin the Company from the allegedly infringing activity and to recover treble damages for the alleged infringement. The Company’s co-defendants were granted a motion to transfer the lawsuit from

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the District of Maryland to the Northern District of California in 2006. The Company disputes the plaintiff’s allegations in the action and intends to vigorously defend itself.

In June 2005, an association representing certain music producers in Korea sent the Company’s WiderThan subsidiary a notice demanding payment of fees for the Company’s use in its carrier application services since July 2004 of songs over which the association claims it holds certain rights. The Company used, and paid fees for, these songs under licensing agreements with independent music label companies and such agreements contain representations that these music label companies are the rightful, legal owner of the songs. Nevertheless, the association is claiming that it is the rightful owner. The Company is currently investigating the merit of the association’s claims and the scope of any potential liability. Under the Company’s licensing agreements, the independent music label companies are required to indemnify the Company for any losses resulting from their breach of representations. Should the Company become liable to the association in this matter, the Company intends to exercise its indemnity rights under its licensing agreements with the independent music label companies.

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

In December 2003, the Company filed suit against Microsoft Corporation (Microsoft) in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws, alleging that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice, and attempt to monopolize the field of digital media. On October 11, 2005, the Company and Microsoft entered into a settlement agreement pursuant to which the Company agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. Upon settlement of the legal disputes, the Company and Microsoft entered into two commercial agreements that provide for collaboration in digital music and casual games. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to the Company over the terms of the agreements are $761.0 million. As of December 31, 2006, Microsoft had paid the Company $699.9 million under the agreements for which the Company recorded a gain of $220.4 million and $422.5 million, during 2006 and 2005, respectively, that is included in antitrust litigation (benefit) expenses, net in the statement of operations and comprehensive income (loss). The remaining $61.1 million was received from Microsoft in January 2007.

From time to time the Company is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third-party claims and certain pending claims are moving closer to trial. The Company expects that its potential costs of defending these claims may increase as the disputes move into the trial phase of the proceedings. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45.

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

Note 17.	Segment Information

The Company operates in two business segments: Consumer Products and Services and Technology Products and Solutions, for which the Company receives revenue from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, President, and Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Consumer Products and Services and Technology Products and Solutions segments and, therefore, the Company reports these as operating segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information.

The Company’s customers consist primarily of end users located in the U.S., Korea, and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

United States	$283,433	$249,855	$202,574
Europe	62,270	44,867	40,222
Asia	46,291	27,916	21,439
Rest of the World	3,267	2,421	2,484

Total net revenue	$395,261	$325,059	$266,719

The Company’s segment revenue is defined as follows:

•	Consumer Products and Services segment primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass; sales and distribution of third-party software and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Technology Products and Solutions segment includes revenue from: sales of video-on-demand, music-on-demand, ringback tones, and messaging services; sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services; and consulting services we offer to our customers. These products and services are primarily sold to corporate customers.

Revenue by segment is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Consumer Products and Services	$322,772	$279,964	$218,343
Technology Products and Solutions	72,489	45,095	48,376

Total net revenue	$395,261	$325,059	$266,719

Consumer Products and Services revenue is comprised of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Music	$123,033	$101,769	$68,190
Media software and services	113,503	121,918	115,618
Games	86,236	56,277	34,535

Total Consumer Products and Services revenue	$322,772	$279,964	$218,343

Long-lived assets, consisting of equipment, software, and leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	December 31,
	2006	2005

United States	$172,846	$148,732
Republic of Korea	256,032	—
Europe	26,807	14,771
Rest of the World	6,289	302

Total	$461,974	$163,805

Net assets by geographic location are as follows (in thousands):

	December 31,
	2006	2005

United States	$621,532	$826,480
Republic of Korea	314,106	—
Europe	26,298	14,623
Rest of the World	7,830	630

Total	$969,766	$841,733

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill is assigned to the Company’s segments as follows (in thousands):

	December 31,
	2006	2005

Consumer Products and Services	$131,997	$117,340
Technology Products and Solutions	177,125	5,990

Total goodwill, net	$309,122	$123,330

Reconciliation of segment operating income (loss) to income (loss) before income taxes during the year ended December 31, 2006 is as follows (in thousands):

	Consumer Products	Technology Products	Reconciling
	and Services	and Solutions	Amounts	Consolidated

Net revenue	$322,772	$72,489	$—	$395,261
Cost of revenue	101,995	22,113	—	124,108

Gross profit	220,777	50,376	—	271,153
Loss on excess office facilities	—	—	738	738
Antitrust litigation benefit, net	—	—	(220,410)	(220,410)
Other operating expenses	242,385	57,935	—	300,320

Operating income (loss)	(21,608)	(7,559)	219,672	190,505
Total non-operating expenses, net	—	—	37,248	37,248

Income (loss) before income taxes	$(21,608)	$(7,559)	$256,920	$227,753

Reconciliation of segment operating income (loss) to income (loss) before income taxes during the year ended December 31, 2005 is as follows (in thousands):

	Consumer Products	Technology Products	Reconciling
	and Services	and Solutions	Amounts	Consolidated

Net revenue	$279,964	$45,095	$—	$325,059
Cost of revenue	90,104	8,145	—	98,249

Gross profit	189,860	36,950	—	226,810
Antitrust litigation benefit, net	—	—	(422,500)	(422,500)
Other operating expenses	197,902	54,041	—	251,943

Operating income (loss)	(8,042)	(17,091)	422,500	397,367
Total non-operating expenses, net	—	—	32,176	32,176

Income (loss) before income taxes	$(8,042)	$(17,091)	$454,676	$429,543

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of segment operating income (loss) to income (loss) before income taxes during the year ended December 31, 2004 is as follows (in thousands):

	Consumer Products	Technology Products	Reconciling
	and Services	and Solutions	Amounts	Consolidated

Net revenue	$218,343	$48,376	$—	$266,719
Cost of revenue	83,968	8,239	—	92,207
Loss on content agreement	4,938	—	—	4,938

Gross profit	129,437	40,137	—	169,574
Loss on excess office facilities	—	—	866	866
Antitrust litigation expenses, net	—	—	11,048	11,048
Other operating expenses	128,299	51,084	—	180,383

Operating income (loss)	138	(10,947)	(11,914)	(22,723)
Total non-operating expenses, net	—	—	248	248

Income (loss) before income taxes	$138	$(10,947)	$(11,666)	$(22,475)

Operating expenses of both Consumer Products and Services and Technology Products and Solutions include costs directly attributable to those segments and an allocation of general and administrative and other corporate overhead costs. General and administrative and other corporate overhead costs are allocated to the segments and are generally based on the relative head count of each segment. The accounting policies used to derive segment results are generally the same as those described in Note 1.

Note 18.	Quarterly Information (Unaudited)

The following table summarizes the unaudited statement of operations for each quarter of 2006 and 2005 (in thousands, except per share data):

	Total	Dec. 31	Sept. 30	June 30	Mar. 31

2006:
Net revenue	$395,261	$125,574	$93,676	$89,409	$86,602
Gross profit	271,153	83,254	65,287	62,763	59,849
Operating income	190,505	52,107	57,201	49,659	31,538
Net income	145,216	39,302	42,153	38,878	24,883
Basic net income per share(1)	0.90	0.24	0.26	0.24	0.15
Diluted net income per share(1)	0.81	0.22	0.24	0.22	0.14
2005:
Net revenue	$325,059	$83,568	$82,233	$82,686	$76,572
Gross profit	226,810	59,592	57,538	57,845	51,835
Operating income (loss)	397,367	402,384	(129)	(5,087)	199
Net income	312,345	295,640	11,182	4,709	814
Basic net income per share(1)	1.84	1.76	0.07	0.03	0.00
Diluted net income per share	1.70	1.61	0.06	0.03	0.00

(1)	The sum of the quarterly net income per share will not necessarily equal the net income per share for the year due to the effects of rounding.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results for the quarter ended December 31, 2006 include the acquisition of WiderThan.

The operating income and net income during the quarter ended December 31, 2005 was higher compared to the other periods presented due primarily to the impact of the settlement and commercial agreements with Microsoft. For further discussion regarding these agreements, refer to Note 15, Litigation.

In May 2005, the Company entered into a purchase agreement with a third-party vendor to acquire certain products and services. The Company was to be invoiced for the products and services at the time of receipt by the vendor. During the quarter ended December 31, 2005, the Company decided to cancel the purchase agreement. As a result, the Company recorded a loss of $8.5 million during the quarter ended December 31, 2005 in order to reflect the products and services that have been delivered, or to which the Company had committed, at their net realizable value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
RealNetworks, Inc.:

We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Seattle, Washington
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
RealNetworks, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A, that RealNetworks, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that RealNetworks, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, RealNetworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

RealNetworks, Inc. acquired WiderThan Co., Ltd. during 2006, and management excluded from its assessment of the effectiveness of WiderThan Co., Ltd.’s internal control over financial reporting as of December 31, 2006, WiderThan Co., Ltd.’s internal control over financial reporting associated with total assets of $431,681,000 and net revenue of $26,670,000 included in the consolidated financial statements of RealNetworks, Inc. as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of RealNetworks, Inc. also excluded an evaluation of the internal control over financial reporting of WiderThan Co., Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Seattle, Washington
February 26, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that, as of December 31, 2006, RealNetworks maintained effective internal control over financial reporting.

In making its assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, management has excluded WiderThan Co., Ltd. because this company was acquired on October 31, 2006. The assets and net revenue of WiderThan Co., Ltd., as of and for the twelve months ended December 31, 2006 were $431.7 million and $26.7 million, respectively, representing 33% and 7%, respectively, of the Company’s consolidated assets and net revenue as of and for the twelve months ended December 31, 2006.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. KPMG’s attestation report regarding the effectiveness of management’s assessment of internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the principal executive officer and principal financial officer, has evaluated the changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act and has concluded that there were no such changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is contained in part in the sections captioned “Board of Directors — Nominees for Director,” “Board of Directors — Continuing Directors — Not Standing for Election This Year,” “Board of Directors — Contractual Arrangements” and “Voting Securities and Principal Holders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around May 25, 2007, and such information is incorporated herein by reference.

The remaining information required by this Item is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information contained in the section captioned “Compensation and Benefits” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around May 25, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the information contained in the sections captioned “Voting Securities and Principal Holders” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around May 25, 2007.

Equity Compensation Plans

As of December 31, 2006, we had awards outstanding under six equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan (1995 Plan), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (1996 Plan), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (2000 Plan), the RealNetworks, Inc. 2005 Stock Incentive Plan (2005 Plan), the RealNetworks, Inc. 2002 Director Stock Option Plan (2002 Plan), and the RealNetworks, Inc. Director Compensation Stock Plan (Director Stock Plan). The 1995 Plan, 1996 Plan, 2002 Plan, 2005 Plan, and Director Stock Plan have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders.

In 2005, our shareholders approved the 2005 Plan. Upon approval of the 2005 Plan, we terminated the 1995 Plan, the 1996 Plan, the 2000 Plan and the 2002 Plan. As a result of the termination of these Plans, all equity awards granted subsequent to June 9, 2005 will be issued under the 2005 Plan.

The following table aggregates the data from our six plans:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued upon	Weight-average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(in 000’s)(a)	(b)	(in 000’s)(c)

Equity compensation plans approved by security holders	35,263	$8.27	5,385	(1)
Equity compensation plans not approved by security holders	545	$10.74	—

Total	35,808	$8.31	5,385

(1)	Excludes 318,331 shares available for future issuance under the Director Stock Plan which enables non-employee Directors of RealNetworks to receive all or a portion of their quarterly compensation for Board service in shares of RealNetworks Common Stock in lieu of cash. The number of shares of Common Stock to be issued in respect of quarterly fees payable to non-employee Directors is equal to the amount of such fees to be paid in shares of Common Stock, as elected by each non-member Director, divided by the market value of a share of Common Stock on the last business day of each calendar quarter.

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

The information required by this Item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders — Certain Transactions” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around May 25, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information contained in the section captioned “Principal Accountant Fees and Services” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around May 25, 2007.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements

The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:

Consolidated Balance Sheets — December 31, 2006 and 2005

Consolidated Statements of Operations and Comprehensive Income (Loss) — Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3) Index to Exhibits

Exhibit
Number		Description

2.1		Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
2.2		Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)
3.1		Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2		Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)
3.3		Amendment No. 1 dated April 22, 2003 to Amended and Restated Bylaws of RealNetworks, Inc. Adopted July 16, 1998 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
4.1		Shareholder Rights Plan dated as of December 4, 1998 between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on December 14, 1998)
4.2		Amendment No. 1 dated as of January 21, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/ A filed with the Securities and Exchange Commission on February 7, 2000)
4.3		Amendment No. 2 dated as of May 30, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/ A filed with the Securities and Exchange Commission on June 8, 2000)
4.4		Third Amended and Restated Investors’ Rights Agreement dated March 24, 1998 by and among RealNetworks, Inc. and certain shareholders of RealNetworks (incorporated by reference from Exhibit 10.16 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998)
4.5		Indenture dated as of June 17, 2003 between RealNetworks, Inc. and U.S. Bank National Association, including the form of Zero Coupon Subordinated Note due 2010 included in Section 2.2 thereof (incorporated by reference from Exhibit 4.1 to RealNetworks’ Amendment No. 1 to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 18, 2003)
4.6		Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)
10	.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)
10	.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

Exhibit
Number		Description

10	.3†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.4†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10	.5†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.6†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.7†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.8†	RealNetworks, Inc. 1998 Employee Stock Purchase Plan, as amended and restated on December 15, 2005 (incorporated by reference from Exhibit 10.8 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.9†	RealNetworks, Inc. Director Compensation Stock Plan (incorporated by reference from Exhibit 10.10 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)
10	.10†	RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005)
10	.11†	Form on Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan
10	.12†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan
10.13		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)
10	.14†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.15		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.16		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10	.17†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)

Exhibit
Number		Description

10	.18†	Offer Letter dated December 8, 2005 between RealNetworks, Inc. and Dan Sheeran (incorporated by reference from Exhibit 10.18 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.19†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.20†	Offer Letter dated April 2, 2004 between RealNetworks, Inc. and Sid Ferrales (incorporated by reference from Exhibit 10.20 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.21†	Agreement dated February 1, 2006 between RealNetworks, Inc. and Rob Glaser (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006)
10	.22†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.22 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.23†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Dan Sheeran (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.24*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
14.1		RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)
21.1		Subsidiaries of RealNetworks, Inc.
23.1		Consent of KPMG LLP
24.1		Power of Attorney (included on signature page)
31.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of the Agreement are subject to confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 28, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on February 28, 2007.

Signature	Title

/s/ ROBERT GLASER Robert Glaser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL EGGERS Michael Eggers	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Director

/s/ EDWARD BLEIER Edward Bleier	Director

/s/ JAMES W. BREYER James W. Breyer	Director

/s/ JEREMY JAECH Jeremy Jaech	Director

/s/ JONATHAN D. KLEIN Jonathan D. Klein	Director

/s/ KALPANA RAINA Kalpana Raina	Director

Exhibit Index

Exhibit
Number		Description

2.1		Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
2.2		Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)
3.1		Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2		Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)
3.3		Amendment No. 1 dated April 22, 2003 to Amended and Restated Bylaws of RealNetworks, Inc. Adopted July 16, 1998 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
4.1		Shareholder Rights Plan dated as of December 4, 1998 between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on December 14, 1998)
4.2		Amendment No. 1 dated as of January 21, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/ A filed with the Securities and Exchange Commission on February 7, 2000)
4.3		Amendment No. 2 dated as of May 30, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/ A filed with the Securities and Exchange Commission on June 8, 2000)
4.4		Third Amended and Restated Investors’ Rights Agreement dated March 24, 1998 by and among RealNetworks, Inc. and certain shareholders of RealNetworks (incorporated by reference from Exhibit 10.16 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998)
4.5		Indenture dated as of June 17, 2003 between RealNetworks, Inc. and U.S. Bank National Association, including the form of Zero Coupon Subordinated Note due 2010 included in Section 2.2 thereof (incorporated by reference from Exhibit 4.1 to RealNetworks’ Amendment No. 1 to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 18, 2003)
4.6		Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)
10	.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)
10	.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

Exhibit
Number		Description

10	.3†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.4†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10	.5†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.6†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.7†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.8†	RealNetworks, Inc. 1998 Employee Stock Purchase Plan, as amended and restated on December 15, 2005 (incorporated by reference from Exhibit 10.8 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.9†	RealNetworks, Inc. Director Compensation Stock Plan (incorporated by reference from Exhibit 10.10 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)
10	.10†	RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005)
10	.11†	Form on Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan
10	.12†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan
10.13		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)
10	.14†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.15		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.16		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10	.17†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)
10	.18†	Offer Letter dated December 8, 2005 between RealNetworks, Inc. and Dan Sheeran (incorporated by reference from Exhibit 10.18 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

Exhibit
Number		Description

10	.19†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.20†	Offer Letter dated April 2, 2004 between RealNetworks, Inc. and Sid Ferrales (incorporated by reference from Exhibit 10.20 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.21†	Agreement dated February 1, 2006 between RealNetworks, Inc. and Rob Glaser (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006)
10	.22†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.22 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.23†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Dan Sheeran (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.24*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
14.1		RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)
21.1		Subsidiaries of RealNetworks, Inc.
23.1		Consent of KPMG LLP
24.1		Power of Attorney (included on signature page)
31.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of the Agreement are subject to confidential treatment