Form 10-Q
period 2007-03-31
REALNETWORKS INC
filed 2007-05-09
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of April 30, 2007 was 154,253,428.

PART I. FINANCIAL INFORMATION
Item 1.       Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$511,212	$525,232
Short-term investments	152,199	153,688
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	56,038	65,751
Deferred costs, current portion	3,298	1,643
Deferred tax assets, net, current portion	891	891
Prepaid expenses and other current assets	22,373	21,990

Total current assets	746,011	769,195

Equipment, software, and leasehold improvements:
Equipment and software	84,456	83,587
Leasehold improvements	30,271	29,665

Total equipment, software, and leasehold improvements, at cost	114,727	113,252
Less accumulated depreciation and amortization	67,833	65,509

Net equipment, software, and leasehold improvements	46,894	47,743
Restricted cash equivalents	15,500	17,300
Equity investments	17,835	22,649
Other assets	5,983	5,148
Deferred tax assets, net, non-current portion	27,150	27,150
Other intangible assets, net	100,507	105,109
Goodwill	310,735	309,122

Total assets	$1,270,615	$1,303,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,795	$52,097
Accrued and other liabilities	116,379	104,328
Deferred revenue, current portion	26,793	24,137
Accrued loss on excess office facilities, current portion	4,522	4,508

Total current liabilities	188,489	185,070
Deferred revenue, non-current portion	3,468	3,440
Accrued loss on excess office facilities, non-current portion	9,036	9,993
Deferred rent	4,388	4,331
Deferred tax liabilities, net, non-current portion	23,132	27,076
Convertible debt	100,000	100,000
Other long-term liabilities	7,425	3,740

Total liabilities	335,938	333,650

Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding
154,108 shares in 2007 and 163,278 shares in 2006	154	162
Additional paid-in capital	722,049	791,108
Accumulated other comprehensive income	17,502	23,485
Retained earnings	194,972	155,011

Total shareholders’ equity	934,677	969,766

Total liabilities and shareholders’ equity	$1,270,615	$1,303,416

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three Months ended
	March 31,
	2007	2006
Net revenue (A)	$129,472	$86,602
Cost of revenue (B)	45,943	26,753

Gross profit	83,529	59,849

Operating expenses:
Research and development	23,479	18,099
Sales and marketing	49,700	36,083
General and administrative	17,354	13,226
Loss on excess office facilities	—	738

Subtotal operating expenses	90,533	68,146
Antitrust litigation benefit, net	(60,747)	(39,835)

Total operating expenses, net	29,786	28,311

Operating income	53,743	31,538

Other income (expenses):
Interest income, net	9,102	7,979
Equity in net loss of investments	(132)	—
Other income, net	467	117

Other income, net	9,437	8,096

Income before income taxes	63,180	39,634
Income taxes	(23,219)	(14,751)

Net income	$39,961	$24,883

Basic net income per share	$0.25	$0.15
Diluted net income per share	$0.22	$0.14
Shares used to compute basic net income per share	161,350	160,887
Shares used to compute diluted net income per share	178,053	176,923

Comprehensive income:
Net income	$39,961	$24,883
Unrealized holding losses on short-term and equity investments, net of income taxes	(3,056)	(7,821)
Foreign currency translation gains (losses)	(2,927)	367

Comprehensive income	$33,978	$17,429

(A) Components of net revenue:
License fees	$21,837	$22,636
Service revenue	107,635	63,966

	$129,472	$86,602

(B) Components of cost of revenue:
License fees	$8,292	$9,861
Service revenue	37,651	16,892

	$45,943	$26,753

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$39,961	$24,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,933	4,252
Stock-based compensation	5,685	3,638
Equity in net loss of investments	132	—
Loss on disposal of equipment, software, and leasehold improvements	41	77
Excess tax benefit from stock option exercises	(294)	—
Accrued loss on excess office facilities	(943)	(702)
Deferred income taxes	(3,944)	12,882
Other	26	29
Net change in certain operating assets and liabilities, net of acquisitions	11,492	(47,088)

Net cash provided by (used in) operating activities	62,089	(2,029)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(3,839)	(2,568)
Purchases of short-term investments	(55,432)	(58,884)
Proceeds from sales and maturities of short-term investments	57,124	55,180
Purchases of other intangibles assets	(2,038)	—
Decrease in restricted cash equivalents	1,800	—
Cash used in acquisitions, net of cash acquired	—	(6,799)

Net cash used in investing activities	(2,385)	(13,071)

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	3,776	7,614
Excess tax benefit from stock options exercises	294	—
Repurchase of common stock	(78,481)	(76,988)

Net cash used in financing activities	(74,411)	(69,374)

Effect of exchange rate changes on cash and cash equivalents	687	669

Net decrease in cash and cash equivalents	(14,020)	(83,805)
Cash and cash equivalents, beginning of period	525,232	651,971

Cash and cash equivalents, end of period	$511,212	$568,166

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,526	$8,921

Supplemental disclosure of non-cash investing and financing activities:
Accrued acquisition consideration	$4,364	$2,000
Accrued acquisition costs	$—	$287
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
Note 1.       Summary of Significant Accounting Policies
     Description of Business. RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading global provider of network-delivered digital media products and services. The Company also develops and markets software products and services that enable the creation, distribution and consumption of digital media, including audio and video.
     Inherent in the Company’s business are various risks and uncertainties, including limited history of certain of its product and service offerings and its limited history of offering premium subscription services on the Internet. The Company’s success will depend on the acceptance of the Company’s technology, products, and services and the ability to generate related revenue.
     Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company acquired 99.7% of WiderThan Co., Ltd. (WiderThan) during the quarter ended December 31, 2006. The accompanying unaudited condensed consolidated financial statements include 100% of the financial results of WiderThan from the date of acquisition. The minority interest in the earnings of WiderThan for the quarter ended March 31, 2007 was nominal.
     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2007. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Revenue Recognition. The Company recognizes revenue in accordance with the following authoritative literature: AICPA Statement of Position (SOP) No. 97-2, Software Revenue Recognition; SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements; SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements; Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent; and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Generally the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
undelivered items. The Company applies significant judgment in establishing the fair value of multiple elements within revenue arrangements.
     The Company recognizes revenue on a gross or net basis in accordance with EITF Issue No. 99-19. In most arrangements, the Company contracts directly with end user customers, is the primary obligor and carries all collectibility risk. In such arrangements the Company reports revenue on a gross basis. In some cases, the Company utilizes third-party distributors to sell products or services directly to end user customers and carries no collectibility risk. In such instances the Company reports revenue on a net basis.
     Revenue generated from advertising on the Company’s websites and from advertising included in its products is recognized as revenue as the delivery of the advertising occurs.
     Accounting for Taxes Collected From Customers. The Company collects various types of taxes from its customers, assessed by governmental authorities, that is imposed on and concurrent with revenue-producing transactions. Such taxes are not included in net revenue of the Company.
Note 2.       Recently Adopted Accounting Pronouncement
     In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, date of adoption of FIN No. 48, the Company had $7.5 million of unrecognized tax benefits, of which $7.2 million would affect the effective tax rate if recognized. Although the implementation of FIN No. 48 did not impact the amount of liability for unrecognized tax benefits, the Company reclassified $5.3 million of liability for unrecognized tax benefits from current income taxes payable to other long-term liabilities to conform with the balance sheet presentation requirements of FIN No. 48.
     In accordance with FIN No. 48, the Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the Company had approximately $300,000 of accrued interest and penalties related to uncertain tax positions, which is included as a component of the $5.3 million of unrecognized tax benefit noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     The Company files numerous consolidated and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993.
Note 3.       Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123R — revised 2004, Share-Based Payment. Under the fair value provisions of the statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R. The Company recognizes compensation cost related to stock options granted prior to the adoption of SFAS No. 123R on an accelerated basis over the applicable vesting period using the methodology described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company recognizes compensation cost related to options granted subsequent to the adoption of SFAS No. 123R on a straight-line basis over the applicable vesting period.
     The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules, and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock for the related expected term and the implied volatility of its traded options. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected term of the stock options. The Company has not paid dividends in the past.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of options granted was determined using the Black-Scholes model and the following weighted average assumptions:

	Three Months
	Ended March 31,
	2007	2006
Expected dividend yield	0%	0%
Risk-free interest rate	4.7%	4.65%
Expected life (years)	4.1	4.3
Volatility	42%	48%
     Stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cost of service revenue	$159	$50
Research and development	1,772	1,369
Sales and marketing	2,387	1,359
General and administrative	1,367	860

Total stock-based compensation expense	$5,685	$3,638

     No stock-based compensation was capitalized as part of the cost of an asset during the quarters ended March 31, 2007 and 2006. As of March 31, 2007, $41.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of 2.6 years.
Note 4.       Business Combinations
     There were no business combinations during the quarter ended March 31, 2007.
     The Company acquired 99.7% of the outstanding common shares and American Depository Shares of WiderThan Co. Ltd. (WiderThan) during the quarter ended December 31, 2006 for a total purchase price of $342.7 million. The results of WiderThan operations are included in the Company’s unaudited condensed consolidated financial statements starting from the closing date of October 31, 2006.
     Business Combination During the Quarter Ended March 31, 2006.
     Zylom Media Group B.V.
     On January 31, 2006, the Company acquired all of the outstanding securities of Zylom Media Group B.V. (Zylom) in exchange for $7.9 million in cash payments, including $293,000 in direct acquisition related costs consisting primarily of professional fees. The Company is also obligated to pay an additional $2.0 million, through individual payments of $1.0 million on the first and second anniversaries of the acquisition date. No such payments have been made as of March 31, 2007.
     Additionally, the Company may be obligated to pay up to $10.9 million over a three-year period, dependent on whether certain performance criteria are achieved. Such amounts are not included in the initial aggregate purchase price and, to the extent earned, will be recorded as goodwill when the performance criteria are achieved. During the three months ended March 31, 2007 the Company accrued $4.4 million towards such payments based on achievement of certain performance criteria.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the purchase price of the acquisition is as follows (in thousands):

Cash paid at acquisition	$7,922
Additional future payments related to initial purchase price	2,000
Additional payments for achievement of performance criteria	4,364
Estimated direct acquisition costs	293

Total	$14,579

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
     A summary of the allocation of the purchase price is as follows (in thousands):

Current assets	$1,830
Property and equipment	166
Other intangible assets subject to amortization:
Distributor and customer relationships	1,290
Technology and games	570
Tradenames and trademarks	560
Non-compete agreements	180
Goodwill	12,532

Total assets acquired	17,128

Current liabilities	(1,781)
Net deferred tax liabilities	(768)

Total liabilities acquired	(2,549)

Net assets acquired	$14,579

     Distributor and customer relationships have weighted average estimated useful lives of five years. Technology, games, tradenames, and trademarks have weighted average estimated useful lives of three years. Non-compete agreements have a weighted average estimated useful life of four years. All of the other intangible assets are being amortized over their estimated useful lives on a straight line basis.
     Pro forma results are not presented as they are not material to the Company’s overall unaudited condensed consolidated financial statements.
Note 5.       Allowance for Doubtful Accounts Receivable and Sales Returns
     Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful
	Accounts	Sales
	Receivable	Returns
Balances, December 31, 2006	$1,101	$1,389
Additions charged to expenses/revenue	30	1,273
Amounts written off	(31)	(1,460)

Balances, March 31, 2007	$1,100	$1,202

     As of March 31, 2007 and December 31, 2006 one international customer accounted for 26% and 25%, respectively, of trade accounts receivable. The same international customer accounted for 12% of total revenue during the three months ended March 31, 2007. No one customer accounted for more than 10% of total revenue during the quarter ended March 31, 2006.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6.       Equity Investments
     As of March 31, 2007 and December 31, 2006, the carrying value of equity investments in publicly traded companies consists primarily of approximately 10.6% of outstanding shares of J-Stream Inc. (J-Stream), a Japanese media services company. These equity investments are accounted for as available-for-sale and the increase over the cost basis, net of income taxes, is reflected as a component of accumulated other comprehensive income.
     Summary of equity investments is as follows (in thousands):

	March 31, 2007		December 31, 2006
		Carrying		Carrying
	Cost	Value	Cost	Value
Publicly traded investments	$913	$15,553	$913	$20,235
Privately held investments	1,879	2,282	1,879	2,414

Total equity investments	$2,792	$17,835	$2,792	$22,649

Note 7.       Other Intangible Assets
     Other intangible assets at March 31, 2007 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$72,426	$6,454	$65,972
Developed technology	36,681	11,407	25,274
Patents, trademarks and tradenames	7,077	3,086	3,991
Service contracts and other	6,707	1,437	5,270

Total other intangible assets, March 31, 2007	$122,891	$22,384	$100,507

     Other intangible assets at December 31, 2006 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$73,061	$3,386	$69,675
Developed technology	36,891	9,981	26,910
Patents, trademarks and tradenames	7,114	2,226	4,888
Service contracts and other	4,680	1,044	3,636

Total other intangible assets, December 31, 2006	$121,746	$16,637	$105,109

     Amortization expense related to other intangible assets during the quarters ended March 31, 2007 and 2006, was $5.7 million and $996,000, respectively.
     As of March 31, 2007, estimated future amortization of other intangible assets is as follows (in thousands):

2007 (remaining nine months)	$17,598
2008	21,102
2009	19,129
2010	15,083
2011	10,302
Thereafter	17,293

Total	$100,507

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8.       Goodwill
     Changes in goodwill are as follows (in thousands):

Balance, December 31, 2006	$309,122
Increases for payments due to Zylom	4,364
Adjustments to purchase price for WiderThan	(1,296)
Effects of foreign currency translation	(1,455)

Balance, March 31, 2007	$310,735

Note 9.       Accrued and Other Liabilities
     Accrued and other liabilities consist of (in thousands):

	March 31,	December 31,
	2007	2006
Royalties and other fulfillment costs	$29,922	$29,968
Income taxes payable	22,174	8,455
Employee compensation, commissions and benefits	19,815	25,244
Sales, VAT and other taxes payable	13,529	13,364
Legal fees and contingent legal fees	3,193	4,075
Accrued charitable donations	2,107	2,048
Other	25,639	21,174

Total	$116,379	$104,328

Note 10.       Loss on Excess Office Facilities
     In October 2000, the Company entered into a 10-year lease agreement for additional office space located near its corporate headquarters in Seattle, Washington. Due to a subsequent decline in the market for office space in Seattle and the Company’s re-assessment of its facilities requirements in 2001, the Company accrued for estimated future losses on excess office facilities. The Company has accrued additional estimates of future losses on this facility since 2001 based on changes in market conditions, securing tenants at rates lower than those used in the original estimate, and certain other factors.
     During the quarter ended March 31, 2006 the Company recorded $738,000 of additional loss due to building operating expenses that are not expected to be recovered under the terms of the existing sublease arrangements. The Company did not identify any factors which caused it to revise its estimates during the quarter ended March 31, 2007. The estimated loss as of March 31, 2007 consists of $9.4 million of sublease income under existing sublease arrangements.
     A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2006	$14,501
Less amounts paid on accrued loss on excess office facilities, net of sublease income	(943)

Accrued loss on excess office facilities, March 31, 2007	13,558
Less current portion	4,522

Accrued loss on excess office facilities, non-current portion	$9,036

Note 11.       Repurchase of Common Stock
     In April 2006, the Company’s Board of Directors authorized a share repurchase program of up to an aggregate of $100.0 million of the Company’s outstanding common stock. During the quarter ended March 31, 2007 the Company purchased 9.8 million shares at an average cost of $7.99 per share for an aggregate value of $78.5 million. No amounts remained authorized for repurchase under the repurchase program as of March 31, 2007.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12.       Earnings Per Share
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

	Three Months Ended March 31,
	2007	2006
Weighted average common shares outstanding used to compute basic net income per share	161,350	160,887
Dilutive potential common shares:
Stock options and restricted stock	5,953	5,286
Convertible debt	10,750	10,750

Shares used to compute diluted net income per share	178,053	176,923

     During the quarters ended March 31, 2007 and 2006, 15.6 million and 4.7 million, respectively, shares of common stock potentially issuable from stock options are excluded from the calculation of diluted net income per share because of their antidilutive effect.
Note 13.       Commitments and Contingencies
     Borrowing Arrangements. The Company’s subsidiary, WiderThan, has entered into three lines of credit with three Korean domestic banks with an aggregate maximum available limit of $4.3 million at interest rates ranging from 1.3% to 1.6% over the rate earned on the underlying deposits. During the quarter ended March 31, 2007 the Company did not draw on these lines of credit and there were no balances outstanding as of March 31, 2007 and December 31, 2006.
     The Company’s subsidiary, WiderThan, uses corporate charge cards issued by a Korean domestic bank with an aggregate line of credit of up to $5.4 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets. In general, the term of the arrangement is one year, with automatic renewal in April of each year. The arrangement may be terminated in writing by mutual agreement between the bank and the Company. The Company is not subject to any financial or other restrictive covenants under the terms of this arrangement.
     The Company’s subsidiary, WiderThan, has a letter of credit of up to $5.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April), and bears interest at 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the quarter ended March 31, 2007 the Company did not draw on the letter of credit and there was no balance outstanding as of March 31, 2007 and December 31, 2006.
     The Company’s subsidiary, WiderThan, has purchased guarantees amounting to $600,000 from Seoul Guarantee Insurance which guarantees payments for one year under certain supply contracts the Company has with a customer in Korea.
     Litigation. In August 2005, a lawsuit was filed against the Company in the U.S. District Court for the District of Maryland by Ho Keung Tse, an individual residing in Hong Kong. The suit alleges that certain of the Company’s products and services infringe the plaintiff’s patent relating to “the distribution of digital files, including sound tracks, music, video and executable software in a manner which restricts unauthorized use.” The plaintiff seeks to enjoin the Company from the allegedly infringing activity and to recover treble damages for the alleged infringement. The Company’s co-defendants were granted a motion to transfer the lawsuit from the District of Maryland to the Northern District of California in 2006. The Company disputes the plaintiff’s allegations in the action and intends to vigorously defend itself.
     In June 2005, an association representing certain music producers in the Republic of Korea sent the Company’s WiderThan subsidiary a notice demanding payment of fees for the Company’s use in its carrier application services since July 2004 of songs over

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which the association claims it holds certain rights. The Company used, and paid fees for, these songs under licensing agreements with independent music label companies and such agreements contain representations that these music label companies are the rightful, legal owner of the songs. Nevertheless, the association is claiming that it is the rightful owner. The Company is currently investigating the merit of the association’s claims and the scope of any potential liability. Under the Company’s licensing agreements, the independent music label companies are required to indemnify the Company for any losses resulting from their breach of representations. Should the Company become liable to the association in this matter, the Company intends to exercise its indemnity rights under its licensing agreements with the independent music label companies.
     In June 2003, a lawsuit was filed against the Company and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” Friskit seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed its answer and a counterclaim against Friskit challenging the validity of the patents at issue. The trial court has also granted the Company’s motion to transfer the action to the Northern District of California. The Company disputes Friskit’s allegations in this action and intends to vigorously defend itself. Trial is set to begin on July 16, 2007.
     In December 2003, the Company filed suit against Microsoft Corporation (Microsoft) in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws, alleging that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice, and attempt to monopolize the field of digital media. On October 11, 2005, the Company and Microsoft entered into a settlement agreement pursuant to which the Company agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. Upon settlement of the legal disputes, the Company and Microsoft entered into two commercial agreements that provide for collaboration in digital music and casual games. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to the Company over the terms of the agreements are $761.0 million. The Company has received such payments in full as of March 31, 2007. The Company recorded a gain of $60.7 million and $39.8 million, during the quarters ended March 31, 2007 and 2006, respectively, that is included in antitrust litigation benefit, net in the unaudited condensed consolidated statement of operations and comprehensive income.
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. As part of the new rates, the CRB established a new “minimum fee” applicable to commercial webcasters, including the Company. The CRB determined that webcasters must pay a minimum fee of $500 per channel. The decision is not clear regarding how the minimum fee would apply to radio services like those delivered by the Company which enable users to customize the channel or which use an algorithm to help ensure that the channel reflects the relevant genre or artists. Currently, the CRB decision is being appealed to the United States Court of Appeals. Depending upon how the minimum fee provision is interpreted, if the CRB’s minimum fee decision is upheld on appeal the Company could incur additional liability for minimum fees relating to its provision of Internet radio despite the fact that the Company paid all royalties due under the new rates set by the CRB. At this time, the amount of this potential liability is not determinable. Prior to the April 2007 CRB decision, the Company paid a $2,500 yearly minimum fee.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s Consumer Products and Services and Technology Products and Solutions segments and, therefore, the Company reports these as operating segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information.
     The Company’s customers consist primarily of end users located in the U.S., Republic of Korea, and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
United States	$84,554	$65,700
Republic of Korea	18,399	—
Europe	17,710	13,905
Rest of the World	8,809	6,997

Total net revenue	$129,472	$86,602

     The Company’s segment revenue is defined as follows:
•	Consumer Products and Services segment primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass; sales and distribution of third-party software and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.
•	Technology Products and Solutions segment includes revenue from: sales of ringback tone, music-on-demand, video-on-demand, messaging, and information services; sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services; and consulting and professional services we offer to our customers. These products and services are primarily sold to corporate customers.
     Revenue by segment is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Consumer products and services	$85,040	$74,811
Technology products and solutions	44,432	11,791

Total net revenue	$129,472	$86,602

     Consumer Products and Services revenue is comprised of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Music	$34,127	$28,918
Media Software and services	27,011	27,277
Games	23,902	18,616

Total consumer products and services revenue	$85,040	$74,811

     Long-lived assets, consisting of equipment, software, and leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	March 31,	December 31,
	2007	2006
United States	$171,716	$172,846
Republic of Korea	248,373	256,032
Europe	31,072	26,807
Rest of the World	6,975	6,289

Total long-lived assets	$458,136	$461,974

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Net assets by geographic location are as follows (in thousands):

	March 31,	December 31,
	2007	2006
United States	$563,426	$621,532
Republic of Korea	335,971	314,106
Europe	27,071	26,298
Rest of the World	8,209	7,830

Total net assets	$934,677	$969,766

     Goodwill is assigned to the Company’s segments as follows (in thousands):

	March 31,	December 31,
	2007	2006
Consumer products and services	$135,739	$131,997
Technology products and solutions	174,996	177,125

Total goodwill	$310,735	$309,122

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
     Reconciliation of segment operating income (loss) to income (loss) before income taxes during the quarter ended March 31, 2007 is as follows (in thousands):

	Consumer Products	Technology Products	Reconciling
	and Services	and Solutions	Amounts	Consolidated
Net revenue	$85,040	$44,432	$—	$129,472
Cost of revenue	27,814	18,129	—	45,943

Gross profit	57,226	26,303	—	83,529
Antitrust litigation benefit, net	—	—	(60,747)	(60,747)
Other operating expenses	61,795	28,738	—	90,533

Operating income (loss)	(4,569)	(2,435)	60,747	53,743
Total non-operating income, net	—	—	9,437	9,437

Income (loss) before income taxes	$(4,569)	$(2,435)	$70,184	$63,180

     Reconciliation of segment operating income (loss) to income (loss) before income taxes during the quarter ended March 31, 2006 is as follows (in thousands):

	Consumer Products	Technology Products	Reconciling
	and Services	and Solutions	Amounts	Consolidated
Net revenue	$74,811	$11,791	$—	$86,602
Cost of revenue	24,750	2,003	—	26,753

Gross profit	50,061	9,788	—	59,849
Loss on excess office facilities	—	—	738	738
Antitrust litigation benefit, net	—	—	(39,835)	(39,835)
Other operating expenses	53,879	13,529	—	67,408

Operating income (loss)	(3,818)	(3,741)	39,097	31,538
Total non-operating income, net	—	—	8,096	8,096

Income (loss) before income taxes	$(3,818)	$(3,741)	$47,193	$39,634

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15.       Subsequent Event
     In May 2007 the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of the Company's outstanding common stock. The May 2007 program replaces the April 2006 program. No shares have been repurchased under the May 2007 program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about RealNetworks’ industry, products, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements with respect to:
•	future revenues, income taxes, net income per diluted share, acquisition costs and related amortization, and other measures of results of operations;
•	the effects of acquiring WiderThan, including our position as a technology services provider for leading wireless carriers;
•	Plans, strategies and expected opportunities for growth, increased profitability and innovation in 2007 and future years;
•	the expected growth and profitability of our Technology Products and Solutions business;
•	the financial performance and growth of our games business, including future international growth;
•	the migration of our Media Software and Services businesses from general purpose subscription businesses toward premium services and free-to-consumer services, the popularity of the RealPlayer and our expected introduction of new products and innovations in our Media Software and Services business;
•	our ability to grow our music business, including opportunities for us to become the platform of choice for the Consumer Electronics industry, the integration of our Rhapsody DNA into the digital devices of an expanding list of partners and our plans to introduce additional innovations;
•	the effect of future interoperability on our music business, the significance of growth opportunities in the digital music market and our expectations for short-term progress and long-term success in our music business;
•	our financial position and the availability of resources;
•	our expectations regarding acquisition activity in 2007 and our focus on the integration of completed acquisitions;
•	future competition; and
•	the degree of seasonality in our revenue.
     These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language in section Item 1 of Part II entitled “Legal Proceedings” and Item 1A of Part II entitled “Risk Factors.” RealNetworks undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by RealNetworks from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
Overview
     We are a leading creator of digital media services and software. Consumers use our services and software, such as Rhapsody, RealArcade, and RealPlayer to find, play, purchase, and manage free and premium digital content, including music, games, and video. Broadcasters, cable and wireless communication companies, media companies and enterprises, such as Cingular Wireless and Verizon Wireless in the U.S. and SK Telecom in the Republic of Korea (South Korea), use our digital media applications and services to create, secure and deliver digital media to PCs, mobile phones, portable music players and other consumer electronics devices and to provide entertainment services to their subscribers.
     Our strategy is to continue to leverage our Internet and mobile media technology, business partnerships and worldwide user base to increase our sales of digital media products, services and advertising in order to build a sustainable and profitable global business. We intend to continue our strategy of expanding our products and services beyond the PC to mobile devices and to create compelling digital media and entertainment experiences on a variety of devices. We also intend to use our strong cash position to continue to seek acquisition opportunities to further our strategic initiatives and to enhance our competitive position.
     In recent years, we have focused our efforts on growing our consumer businesses through both internal initiatives and strategic acquisitions of businesses and technologies. We have also increased our focus on “free-to-consumer” products and services, such as our Rhapsody.com website and our introduction of downloadable games containing in-game advertising. These products and services generate advertising revenue and are also designed to increase the exposure of our paid digital music and games products and services to consumers. As a result, revenue in our Consumer Products and Services segment grew 14% from the first quarter of 2006.

     Revenue in our Technology Products and Solutions segment grew significantly from the first quarter of 2006, increasing by 277%. This increase was driven by our acquisition of WiderThan in October 2006. WiderThan is a leader in delivering integrated digital entertainment solutions to communications service providers worldwide. WiderThan’s applications, content, and services enable wireless carriers to provide a broad range of mobile entertainment to their subscribers, including ringback tones, music-on-demand, mobile games, ringtones, messaging, and information services. We expect revenue in our Technology Products and Solutions segment to grow as a percentage of total revenue and in absolute dollars during 2007 as it will include a full year of the results of operations of WiderThan. We also believe that WiderThan’s technology platform and history of wireless innovation will assist our strategy of moving our content and services beyond the PC to multiple platforms.
     We manage our business, and correspondingly report revenue, based on two operating segments: Consumer Products and Services and Technology Products and Solutions.
•	Consumer Products and Services segment primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass; sales and distribution of third-party software and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising. This segment primarily includes sales of these products directly to consumers and also includes sales of these products through distribution partners such as broadband service providers and retailers.
•	Technology Products and Solutions segment includes revenue from: sales of ringback tone, music-on-demand, video-on-demand, messaging, and information services; sales of our media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting services; and consulting and professional services we offer to our customers.
Critical Accounting Policies and Estimates
     The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:
•	Revenue recognition;
•	Estimating music publishing rights and music royalty accruals;
•	Recoverability of deferred costs;
•	Estimating allowances for doubtful accounts and sales returns;
•	Estimating losses on excess office facilities;
•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;
•	Valuation of other intangible assets;
•	Valuation of goodwill;
•	Stock-based compensation; and
•	Accounting for income taxes.
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
     We recognize revenue on a gross or net basis, in accordance with EITF Issue No. 99-19. In most arrangements, we contract directly with end user customers, are the primary obligor and carry all collectibility risk. In such arrangements we report revenue on a gross basis. In some cases, we utilize third-party distributors to sell products or services directly to end user customers and carry no collectibility risk. In such instances we report revenue on a net basis.
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
     Recoverability of Deferred costs. We defer costs on projects for service revenue and system sales. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties.
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
     Accrued Loss on Excess Office Facilities. We made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities could be significantly different from that recorded, which could have a material impact on our operating results. Our original estimate has been revised in previous periods in response to changes in market conditions for commercial real estate in the area where the excess office facilities are located, or to reflect negotiated changes in sublease rates charged to occupying tenants. The significant factors we consider when making our estimates are discussed in the section entitled “Loss on Excess Office Facilities.”

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
     Valuation of Other Intangible Assets. Other intangible assets consist primarily of fair value of customer agreements and contracts, developed technology, trademarks, patents, and tradenames acquired in business combinations. Other intangible assets are amortized on a straight line basis over their useful lives and are subject to periodic review for impairment. The initial recording and periodic review processes require extensive use of estimates and assumptions, including estimates of undiscounted future cash flows expected to be generated by the acquired assets. Should conditions be different than management’s current assessment, material write-downs of intangible assets may be required. We periodically review the estimated remaining useful lives of other intangible assets. A reduction in the estimated remaining useful life could result in accelerated amortization expense in future periods.
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
     In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, date of adoption of FIN No. 48, we had $7.5 million of unrecognized tax benefits, of which $7.2 million would affect the effective tax rate if recognized. Although the implementation of FIN No. 48 did not impact the amount of liability for unrecognized tax benefits, we reclassified $5.3 million of liability for unrecognized tax benefits from current income taxes payable to other long-term liabilities to conform with the balance sheet presentation requirements of FIN No. 48.
     In accordance with FIN No. 48, we recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, we had approximately $300,000 of accrued interest and penalties related to uncertain tax positions, which is included as a component of the $5.3 million of unrecognized tax benefit noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. We do not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     We file numerous consolidated and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993.
     During the quarter ended March 31, 2007 WiderThan Americas, Inc. (WTA) became a directly wholly-owned subsidiary of RealNetworks, Inc. WTA was previously a wholly-owned subsidiary of WiderThan Co., Ltd. The restructuring decreased our deferred tax liabilities and goodwill by $1.8 million.
Revenue by Segment
     Revenue by segment for the quarters ended March 31 is as follows (dollars in thousands):

	2007	Change	2006
Consumer products and services	$85,040	14%	$74,811
Technology products and solutions	44,432	277	11,791

Total net revenue	$129,472	50%	$86,602

     Revenue by segment for the quarters ended March 31 as a percentage of total net revenue is as follows:

	2007	2006
Consumer products and services	66%	86%
Technology products and solutions	34	14

Total net revenue	100%	100%

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

     Consumer Products and Services revenue increased 14% during the quarter ended March 31, 2007 primarily due to increased sales of our Music and Games products. Music and Games products each contributed approximately 50% of the total revenue growth in the Consumer Products and Services segment during the period. Additional factors contributing to the change in revenue are discussed below in the sections included within Consumer Products and Services revenue. We believe the growth in our Music and Games product offerings is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements and increasing consumer acceptance and adoption of digital media products and services. We cannot predict with accuracy how these product offerings will perform in the future, at what rate digital media products and services will grow, if at all, or the nature or potential impact of anticipated competition.
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
     Technology Products and Solutions revenue increased 277% during the quarter ended March 31, 2007 due to our acquisition of WiderThan during the fourth quarter of 2006. For the remainder of 2007 we expect Technology Products and Solutions revenue to continue to increase in absolute dollars and as a percentage of total revenue as compared to the same period in 2006 as future quarters in 2007 will include revenue from WiderThan. We also believe that sales of certain of our business software products will continue to be substantially affected by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products. No assurance can be given when, or if, we will experience increased sales of our Technology Products and Solutions to customers in these markets.
Consumer Products and Services Revenue
     A further analysis of our Consumer Products and Services revenue for the quarters ended March 31 is as follows (dollars in thousands):

	2007	Change	2006
Music	$34,127	18%	$28,918
Media software and services	27,011	(1)	27,277
Games	23,902	28	18,616

Total consumer products and services revenue	$85,040	14%	$74,811

     Music. Music revenue primarily includes revenue from: our Rhapsody and RadioPass subscription services; sales of digital music content through our Rhapsody service and our RealPlayer music store; and advertising from our music websites. Music revenue increased 18% during the quarter ended March 31, 2007 due primarily to growth in subscription revenue from our subscription-based music products. Growth in music subscription revenue accounted for 86% of this revenue increase with no other single factor contributing materially to the change during the period. We believe the continued growth of our Music revenue is due primarily to the broader acceptance of paid online music services and the increased focus of our marketing efforts on our music offerings.
     Media Software and Services. Media Software and Services revenue primarily includes revenue from: our SuperPass and stand-alone premium video subscription services; RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to our Music and Games businesses. Media Software and Services revenue decreased 1% during the quarter ended March 31, 2007. The decrease was due primarily to a shift in our marketing and promotional efforts towards our music and games subscription services, which we believe represent a greater growth opportunity for us.
     Games. Games revenue primarily includes revenue from: the sale of individual games through our RealArcade service and our games related websites including GameHouse, Mr. Goodliving and Zylom (acquired in January 2006); our GamePass subscription service; and advertising through RealArcade and our games related websites. Games revenue increased 28% during the quarter ended March 31, 2007 primarily due to increased advertising and subscription revenue generated through our RealArcade service and our websites, including Zylom. Advertising revenue accounted for 60% of this revenue increase with no other single factor contributing materially to the change during the period. We believe the increased focus of our marketing efforts on our Games business, the addition of new game titles to our RealArcade and GamePass offerings, and our focus on in-game advertising, will contribute to continued growth in our Games business.
Geographic Revenue
     Revenue by geographic region for the quarters ended March 31 is as follows (dollars in thousands):

	2007	Change	2006
United States	$84,554	29%	$65,700
Republic of Korea	18,399	n/a	—
Europe	17,710	27	13,905
Rest of the world	8,809	26	6,997

Total net revenue	$129,472	50%	$86,602

     Revenue in the U.S. increased 29% during the quarter ended March 31, 2007 due primarily to the growth of our Music and Games businesses. See Consumer Products and Services Revenue —Games and —Music above for further discussion of these changes. Revenue in the Republic of Korea resulted directly from our acquisition of WiderThan. Revenue in Europe increased 27% during the quarter ended March 31, 2007 due primarily to the continued growth of our games business.
Revenue
     In accordance with SEC regulations, we also present our revenue based on License fees and Service revenue, for the quarters ended March 31, as set forth below (dollars in thousands):

	2007	Change	2006
License fees	$21,837	(4)%	$22,636
Service revenue	107,635	68	63,966

Total net revenue	$129,472	50%	$86,602

     License fees and Service revenue as a percentage of total revenue, for the quarters ended March 31, is as follows:

	2007	2006
License fees	17%	26%
Service revenue	83	74

Total net revenue	100%	100%

     License Fees. License fees primarily includes revenue from: sales of content such as game downloads and digital music tracks; sales of our media delivery system software; sales of premium versions of our RealPlayer Plus and related products; and sales of third-party products. License fees include revenue from both our Consumer Products and Services and Technology Products and Solutions segments. A decrease in online sales of individual tracks through our Rhapsody music subscription service, and our RealPlayer Music Store, accounted for nearly all of the 4% decrease in license fees during the quarter ended March 31, 2007.
     Service Revenue. Service revenue primarily includes revenue from: digital media subscription services such as SuperPass, Rhapsody, RadioPass, GamePass and stand-alone subscriptions; sales of application services sold to wireless carriers to deliver ringback tones, music-on-demand, video-on-demand, messaging, and information services to wireless carriers’ customers; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting and consulting services that we offer to our customers; distribution of third-party software; and advertising. Service revenue includes revenue from both our Consumer Products and Services and Technology Products and Solutions segments. Service revenue increased 68% during the quarter ended March 31, 2007. Sales of application services to wireless carriers, including ringback tones, music-on-demand, inter-carrier messaging, and video-on-demand services, accounted for 75% of the increase in service revenue with no other single factor contributing materially to the change during the period.
Deferred Revenue
     Deferred revenue is comprised of unrecognized revenue and prepayments related to application services, unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Total deferred revenue at March 31, 2007 was $30.3 million compared to $27.6 million at December 31, 2006.

     Substantially all of the increase in deferred revenue was due to prepayments from certain wireless carriers for applications to deliver ringback tone, music-on-demand and video-on-demand services to wireless carriers.
Cost of Revenue by Segment
     Cost of revenue by segment for the quarters ended March 31 is as follows (dollars in thousands):

	2007	Change	2006
Consumer products and services	$27,814	12%	$24,750
Technology products and solutions	18,129	805	2,003

Total cost of revenue	$45,943	72%	$26,753

     Cost of revenue as a percentage of segment revenue for the quarters ended March 31 is as follows:

	2007	2006
Consumer products and services	33%	33%
Technology products and solutions	41	17
Total cost of revenue	35	31
     Cost of Consumer Products and Services. Cost of Consumer Products and Services revenue consist primarily of cost of content and delivery of the content included in our digital media subscription service offerings; royalties paid on sales of games, music and other third-party products; amounts paid for licensed technology; costs of product media, duplication, manuals and packaging materials; hardware devices and accessories; and fees paid to third-party vendors for order fulfillment and support services. Increased content and licensing costs related to our music and games products and services accounted for significantly all of the 12% increase in Cost of Consumer Products and Services during the first quarter of 2007.
     Cost of Technology Products and Solutions. Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to third-party vendors for order fulfillment, cost of personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Increased personnel, support, and related costs for the operations of WiderThan accounted for significantly all of the 805% increase in cost of Technology Products and Solutions revenue during the quarter ended March 31, 2007.
Cost of Revenue
     Cost of revenue for the quarters ended March 31 is as follows (dollars in thousands):

	2007	Change	2006
License fees	$8,292	(16)%	$9,861
Service revenue	37,651	123	16,892

Total cost of revenue	$45,943	72%	$26,753

     Cost of revenue as a percentage of related revenue for the quarters ended March 31 is as follows:

	2007	2006
License fees	38%	44%
Service revenue	35	26
Total cost of revenue	35	31
     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, amortization of acquired technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees decreased 16% due primarily to the decrease in online sales of individual songs through our Rhapsody subscription service and our RealPlayer Music Store as well as lower amortization of acquired technology related to assets that became fully amortized during the period, which together accounted for 60% of the decline with no other single factor contributing materially to the change during the period.
     Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings, cost of in-house and contract personnel providing support, amortization of acquired technology, and consulting services, royalties, and expenses incurred in providing our streaming media hosting services. Content costs are expensed over the period the content is available to our subscription services customers. Cost of service revenue increased

123% during the quarter ended March 31, 2007 due primarily to the acquisition of WiderThan. Costs related to the development and delivery of application services sold to wireless carriers accounted for 76% of the increase in cost of service revenue with no other single factor contributing materially to the change during the period.
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
Operating Expenses
Research and Development
     Research and development expenses consist primarily of salaries and related personnel costs, expense associated with stock-based compensation, and consulting fees associated with product development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and developments costs and quarter-over-quarter changes are as follows (dollars in thousands):

	2007	Change	2006
Research and development	$23,479	30%	$18,099
As a percentage of total net revenue	18%		21%
     Research and development expenses, including non-cash stock-based compensation, increased 30% during the quarter ended March 31, 2007 due primarily to an overall increase in personnel and related costs, including costs related to the acquisition of WiderThan. These personnel and related costs accounted for 71% of the total increase in research and development costs with no other single factor contributing materially to the increase during the period. The decrease in research and development expenses as a percentage of total net revenue is due primarily to a higher growth in total net revenue.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing costs and quarter-over-quarter changes are as follows (dollars in thousands):

	2007	Change	2006
Sales and marketing	$49,700	38%	$36,083
As a percentage of total net revenue	38%		42%
     Sales and marketing expenses, including non-cash stock-based compensation, increased 38% during the quarter ended March 31, 2007 due primarily to an overall increase in personnel and related costs, including costs related to the acquisition of WiderThan. Personnel and related costs accounted for 51% of the total increase in sales and marketing expenses with no other single factor contributing materially to the increase during the period. An additional 19% of the increase in sales and marketing expenses was due to an increase in amortization of other intangible assets capitalized in our acquisition of WiderThan. The decrease in sales and marketing expenses as a percentage of total net revenue is due to a higher growth in total net revenue.
General and Administrative
     General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and quarter-over-quarter changes are as follows (dollars in thousands):

	2007	Change	2006
General and administrative	$17,354	31%	$13,226
As a percentage of total net revenue	13%		15%
     General and administrative expenses, including non-cash stock-based compensation, increased 31% during the quarter ended March 31, 2007 due primarily to an overall increase in personnel and related costs, including costs related to the acquisition of

WiderThan. Personnel and related costs accounted for 56% of the increase in general and administrative expenses during the period. Consulting and professional services accounted for 33% of the increase in general and administrative expenses during the period. No other single factor contributed materially to the increase during the period.
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
     During the quarter ended March 31, 2006, we increased our loss estimate by $738,000 to account for building operating expenses that are not expected to be recovered under the terms of the existing sublease agreements. No such charge was recorded during the quarter ended March 31, 2007.
     The total accrued loss of $13.6 million at March 31, 2007 is shown net of expected future sublease income of $9.4 million, which was committed under sublease contracts at the time of the estimate. We regularly evaluate the market for office space in the cities where we have operations. If the market for such space declines further in future periods, we may have to revise our estimates further, which may result in additional losses on excess office facilities.
Antitrust Litigation Benefit, Net
     Antitrust litigation benefit, net of $60.7 million and $39.8 million during the quarters ended March 31, 2007 and 2006, respectively, consist of settlement income, legal fees, personnel costs, communications, equipment, technology and other professional services costs incurred directly attributable to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union. On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. The antitrust litigation benefit, net in the first quarter of 2007 reflects the impact of $60.7 million in payments received from Microsoft which represents the final payment under the settlement and commercial agreements.
Other Income, Net
     Other income, net consists primarily of: interest income on our cash, cash equivalents and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt and equity in net loss of investments. Other income, net and year-over-year changes are as follows (dollars in thousands):

	2007	Change	2006
Interest income, net	$9,102	14%	$7,979
Equity in net loss of equity investments	(132)	n/a	—
Other income, net	467	299	117

Other income, net	$9,437	17%	$8,096

     Other income, net increased during 2007 due primarily to an increase in interest income due to rising effective interest rates on our investment balances and an overall increase in our average investment balance. The increase was partially offset by $132,000 of equity in net loss of a privately held company.
     As of March 31, 2007, the carrying value of equity investments in publicly traded companies consists primarily of approximately 10.6% of the outstanding shares of J-Stream Inc., a Japanese media services company. The market value of these shares has increased from the original cost of $913,000, resulting in a carrying value of $15.5 million and $20.2 million as of March 31, 2007 and December 31, 2006, respectively. These equity investments are accounted for as available-for-sale and the increase over the cost basis, net of income taxes, is reflected as a component of accumulated other comprehensive income. Although the carrying value of our J-Stream investment was $15.5 million at March 31, 2007, there can be no assurance that any gain can be realized through the disposition of these shares because the market for these shares is relatively limited and the share price is volatile.

Income Taxes
     During the quarters ended March 31, 2007 and 2006, we recognized income tax expense of $23.2 million and $14.8 million, respectively, related to U.S. and foreign income taxes. The increase in income tax expense is a result of the change in income before income tax primarily related to the settlement income from Microsoft.
     In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, date of adoption of FIN No. 48, we had $7.5 million of unrecognized tax benefits, of which $7.2 million would affect the effective tax rate if recognized. Although the implementation of FIN No. 48 did not impact the amount of liability for unrecognized tax benefits, we reclassified $5.3 million of liability for unrecognized tax benefits from current income taxes payable to other long-term liabilities to conform with the balance sheet presentation requirements of FIN No. 48.
     In accordance with FIN No. 48, we recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, we had approximately $300,000 of accrued interest and penalties related to uncertain tax positions, which is included as a component of the $5.3 million of unrecognized tax benefit noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. We do not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     We file numerous consolidated and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993.
     During the quarter ended March 31, 2007 WiderThan Americas, Inc. (WTA) became a directly wholly-owned subsidiary of RealNetworks, Inc. WTA was previously a wholly-owned subsidiary of WiderThan Co., Ltd. The restructuring decreased our deferred tax liabilities and goodwill by $1.8 million.
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS No. 157 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements.
Liquidity and Capital Resources
     The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	March 31,	December 31,
	2007	2006
Working capital	$557,522	$584,125
Cash, cash equivalents, and short-term investments	663,411	678,920
Restricted cash	15,500	17,300

     Working capital decreased primarily due to the use of $78.5 million for the repurchase of our common stock offset by cash generated from operations. Restricted cash declined by $1.8 million due to a change in the contractual terms of the related letter of credit.
     The following summarizes cash flows (in thousands):

	March 31,	March 31,
	2007	2006
Cash provided by (used in) operating activities	$62,089	$(2,029)
Cash used in investing activities	(2,385)	(13,071)
Cash used in financing activities	(74,411)	(69,374)
     Operating activities generated cash in 2007 primarily from net income, including antitrust litigation benefit, net of $60.7 million, and a decrease in accounts receivable of $9.0 million. Operating activities used cash in 2006 as cash provided by net income of $24.9 million was offset primarily by a decrease in accrued and other liabilities of $43.7 million.
     In 2007, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $3.8 million as well as intangible and other assets of $2.0 million. In 2006, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $2.6 million as well as the acquisition of Zylom of $6.8 million. Sales and maturities net of purchases of short-term investments provided cash of $1.7 million during the quarter ended March 31, 2007. Purchases net of proceeds from sales and maturities of short-term investments used cash of $3.7 million during the quarter ended March 31, 2006.
     Financing activities used cash for the repurchase of our common stock of $78.5 million and $77.0 million during the quarters ended March 31, 2007 and 2006, respectively. The use of cash was partially offset by cash received from sale of common stock under employee stock purchase plan and exercise of stock options of $3.8 million and $7.6 million during the quarters ended March 31, 2007 and 2006, respectively.
     In April 2006, the Company’s Board of Directors authorized a share repurchase program of up to an aggregate of $100.0 million of the Company’s outstanding common stock. During the quarter ended March 31, 2007 we purchased 9.8 million shares at an average cost of $7.99 per share for an aggregate value of $78.5 million. No amounts remained authorized for repurchase under the repurchase program as of March 31, 2007.
     In May 2007, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock. The May 2007 program replaces the April 2006 program. No shares have been repurchased under the May 2007 program.
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
     Our contractual obligations include convertible debt, office leases, and payments due to content and other service providers. As of March 31, 2007, we have $7.5 million of uncertian tax positions in accordance with FIN No.48. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
     We conduct our operations in ten primary functional currencies: the U.S. dollar, the Korean won, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, and the Singapore dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Korea, Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in won, yen, euros, pounds, and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results during the quarters ended March 31, 2007 and 2006.
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
     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments since December 31, 2006. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at March 31, 2007, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $900,000.
     Investment Risk. As of March 31, 2007, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. No impairment charge was recorded during any of the periods presented.
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
     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results during the quarters ended March 31, 2007 and 2006.
Item 4.       Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.       Legal Proceedings
     In August 2005, a lawsuit was filed against the Company in the U.S. District Court for the District of Maryland by Ho Keung Tse, an individual residing in Hong Kong. The suit alleges that certain of the Company’s products and services infringe the plaintiff’s patent relating to “the distribution of digital files, including sound tracks, music, video and executable software in a manner which restricts unauthorized use.” The plaintiff seeks to enjoin the Company from the allegedly infringing activity and to recover treble damages for the alleged infringement. The Company’s co-defendants were granted a motion to transfer the lawsuit from the District of Maryland to the Northern District of California in 2006. The Company disputes the plaintiff’s allegations in the action and intends to vigorously defend itself.
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
     In June 2003, a lawsuit was filed against the Company and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” Friskit seeks to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The Company has filed its answer and a counterclaim against Friskit challenging the validity of the patents at issue. The trial court has also granted the Company’s motion to transfer the action to the Northern District of California. The Company disputes Friskit’s allegations in this action and intends to vigorously defend itself. Trial is set to begin on July 16, 2007.
     In December 2003, the Company filed suit against Microsoft Corporation (Microsoft) in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws, alleging that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice, and attempt to monopolize the field of digital media. On October 11, 2005, the Company and Microsoft entered into a settlement agreement pursuant to which the Company agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. Upon settlement of the legal disputes, the Company and Microsoft entered into two commercial agreements that provide for collaboration in digital music and casual games. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to the Company over the terms of the agreements are $761.0 million. The Company has received such payments in full as of March 31, 2007. The Company recorded a gain of $60.7 million and $39.8 million, during the quarters ended March 31, 2007 and 2006, respectively, that is included in antitrust litigation benefit, net in the unaudited condensed consolidated statement of operations and comprehensive income.
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
Item 1A. Risk Factors
     You should carefully consider the risks described below together with all of the other information included in this annual report on Form 10-Q. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.
Risks Related To Recent Development
Our recent acquisition of WiderThan could expose us to new risks, disrupt our business, and adversely impact our results of operations.
     On November 27, 2006, we announced the final results of our tender offer for WiderThan Co., Ltd. (WiderThan) pursuant to which we acquired 99.7% of the outstanding common shares and American Depository Shares of WiderThan. The integration of our acquisition of WiderThan is continuing and may divert the attention of management and other key personnel from other core business operations, which could adversely impact our financial performance in the near term. Moreover, the integration of WiderThan’s operations into the Company will require expansions to our system of internal controls over financial reporting. Any failure to successfully operate and integrate WiderThan could have an adverse effect on our results of operations.
Our businesses may be adversely affected by developments affecting the South Korean economy amid increased tensions with North Korea.
     With the acquisition of WiderThan, we generate a material portion of our revenue from operations in the Republic of Korea (South Korea). On a consolidated basis, during the three months ended March 31, 2007 we derived 14% of our revenue from our operations in South Korea and expect that we will generate a significant portion of our revenue from South Korea in the remainder of 2007. Operating in this market subjects us to risks that were not previously relevant to us, including risks associated with the general state of the economy in South Korea and the potential instability of the Democratic People’s Republic of Korea (North Korea).
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
     Our Consumer Products and Services revenue for subscriptions and services provided have grown substantially in the past two years. A slowdown in the growth of our consumer businesses would have a negative impact on our total revenue and consolidated operating results. Moreover, these consumer businesses compete in new and rapidly evolving markets and face substantial competitive threats. Our prospects for future growth in these businesses must be considered in light of the risks, expenses and difficulties frequently encountered in new and fiercely competitive markets.
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
The success of our subscription services businesses depends upon our ability to increase subscription revenue.
     Our operating results could be adversely impacted by the loss of subscription revenue. Internet subscription businesses are a relatively new media delivery model and we cannot predict with accuracy our long-term ability to maintain or increase subscription revenue. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared to competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. In recent periods, we have seen an increase in the number of gross customer cancellations of our subscription services due in part to an increasingly large subscriber base. As our subscription business evolves, we have increased our focus on “free-to-consumer” products and services. In addition, certain subscription based products and services with mobile carriers and broadband service providers are done on a flat-fee or revenue-share basis. It is not clear what the long-term impact of this evolution will have on our subscription revenue.
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
     Publishing royalty rates associated with music subscription services in the U.S. and abroad are not fully established. Public performance licenses are negotiated individually, and we have not yet agreed to rates with all of the performing rights societies for all of our music subscription service activities. We may be required to pay a rate that is higher than we expect, as the issue was recently submitted to a “Rate Court” by the American Society of Composers, Authors and Publishers (ASCAP) for judicial determination. We have license agreements with the Harry Fox Agency, an agency that represents music publishers, and with many independent music publishers to reproduce musical compositions as required in the creation and delivery of on-demand streams and tethered downloads, but these license agreements do not include final royalty rates. The license agreements anticipate industry-wide agreement on rates, or, if no industry-wide agreement can be reached, determination by a copyright royalty board (CRB), an administrative judicial proceeding supervised by the U.S. Copyright Office. If the rates agreed to or determined by a CRB or by Congress are higher than we expect, the increased expense could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined and may be higher than our current estimates.
The April 2007 Copyright Royalty Board decision regarding Internet radio royalties and minimum payments could result in material expenses that would harm our operating results and our ability to provide popular radio services.
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. As part of the new rates, the CRB established a new “minimum fee” applicable to commercial webcasters, including us. The CRB determined that webcasters must pay a minimum fee of $500 per channel. The decision is not clear regarding how the minimum fee would apply to radio services like ours which enable users to customize the channel or which use an algorithm to help ensure that the channel reflects the relevant genre or artists. Currently, the CRB decision is being appealed to the United States Court of Appeals. Depending upon how the minimum fee provision is interpreted, if the CRB’s minimum fee decision is upheld on appeal we could incur additional liability for minimum fees relating to its provision of Internet radio despite the fact that we have paid all royalties due under the new rates set by the CRB. At this time, the amount of this potential liability is not determinable. Prior to the April 2007 CRB decision, we paid a $2,500 yearly minimum fee.
Our consumer businesses face substantial competitive challenges that may prevent us from being successful in those businesses.
     Music. Our online music services face significant competition from traditional offline music distribution competitors and from other online digital music services, as well as online theft or “piracy.” Some of these competing online services have spent substantial amounts on marketing and have received significant media attention, including Apple’s iTunes music download service, which it markets closely with its extremely popular iPod line of portable digital audio players. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and also now markets a portable music player and related download software and music service called Zune. We also expect increasing competition from online retailers such as Amazon.com. Our current music service offerings may not be able to compete effectively in this highly competitive market. Our online music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access a wide variety of free content without securing licenses from content providers. Enforcement efforts have not effectively shut down these services and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours.
     Media Software and Services. Our media software and services (primarily our SuperPass subscription service) face competition from existing competitive alternatives and other free emerging services and technologies, such as user generated content services like YouTube and alternative streaming media playback technologies including Microsoft Windows Media Player and Adobe Flash. Content owners are increasingly marketing their content on their own websites rather than licensing to other distributors such as us. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, Microsoft, Apple, Adobe, Yahoo! and broadband ISPs. We expect this competition to become more intense as the market and business models for Internet video content mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets to promote their offerings successfully.
     Games. Our RealArcade, GameHouse, and Zylom branded services compete with other online distributors of downloadable casual PC games. Some of these distributors have high volume distribution channels and greater financial resources than we do, including Yahoo! Games, MSN Gamezone, Pogo.com, and Shockwave. We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our revenue. Our GameHouse, Zylom, and Mr. Goodliving content development studios compete with other developers and publishers of downloadable PC and mobile games. Our development studios compete primarily with other developers of downloadable and mobile casual PC games and must continue to develop popular and high-quality game titles to maintain our competitive position and help maintain the growth of our games business.
We may not be successful in maintaining and growing our distribution of digital media products.
     We cannot predict whether consumers will continue to download and use our digital media products consistent with past usage, especially in light of the fact that Microsoft bundles its competing Windows Media Player with its Windows operating system. Our inability to maintain continued high volume distribution of our digital media products could hold back the growth and development of related revenue streams from these market segments, including the distribution of third-party products, and therefore could harm our business and our prospects.

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
Risks Related to Our Technology Products and Solutions Business
Our traditional system software business has been negatively impacted by the effects of our competitors and our settlement agreement with Microsoft may not improve sales of our system software products.
     We believe that our traditional system software sales have been negatively impacted primarily by the competitive effects of Microsoft, which markets and often bundles its competing technology with its market leading operating systems and server software. In December 2003, we filed suit against Microsoft in U.S. District Court to redress what we believed were illegal, anticompetitive practices by Microsoft. In October 2005, we entered into a settlement agreement with Microsoft regarding these claims and we also entered into two commercial agreements related to our digital music and casual games businesses. Although the settlement agreement contained a substantial cash payment to us and a series of technology agreements between the two companies, Microsoft will continue to be an aggressive competitor with our traditional systems software business. We cannot be sure whether the portions of the settlement agreement designed to limit Microsoft’s ability to leverage its market power will be effective and we cannot predict when, or if, we will experience increased demand for our system software products.
A majority of the revenue that we generate in South Korea is dependent upon our relationship with SK Telecom, the largest wireless carrier in Korea; any deterioration of this relationship could materially harm our business.
     We offer our mobile entertainment services to consumers in South Korea through SK Telecom, the largest wireless carrier in South Korea. In the near term, we expect that we will continue to generate a material portion of our total revenue through SK Telecom. If SK Telecom fails to market or distribute our applications or terminates its business contracts with us, or if our relationship with SK Telecom deteriorates in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives, which could have a material negative impact on our revenue and operating results. Also, if we are unable to continue our service development in conjunction with SK Telecom, our ability to develop, test, and introduce new services will be materially harmed.
Contracts with our carrier customers subject us to significant risks that could negatively impact our revenue from application services.
     With the acquisition of WiderThan, we now derive a material portion of our revenue from carrier application services. Our carrier application services contracts provide for revenue sharing arrangements but we have little control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Moreover, since most of our carrier customer contracts are non-exclusive, it is possible that our wireless carriers could purchase similar application services from third parties, and cease to use our services in the future. As a result, our revenue derived under these agreements may be substantially reduced depending on the pricing and usage decisions of our carrier customers.
     In addition, none of our carrier application services contracts obligates our carrier customers to market or distribute any of our applications. As a result, revenue related to our application services are, to a large extent, dependent upon the marketing and promotion activities of our carrier customers. The loss of carrier customers or a reduction in marketing or promotion of our applications would likely result in the loss of future revenues from our carrier application services.
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
     Most of our carrier customers do not offer internally-developed application services that compete with ours. If, however our carrier customers begin developing these application services internally, we could be forced to lower our prices or increase the amount of service we provide in order to maintain our business with those carrier customers. This could result in the loss of future revenues from our carrier application services or the reduction of margins related to such revenues.
The mobile entertainment market is highly competitive.
     The market for mobile entertainment services, including ringback tone and music-on-demand solutions, is highly competitive. Current and potential future competitors include major media companies, Internet portal companies, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. In connection with music-on-demand in particular, we may in the future compete with companies such as Apple, Microsoft, Napster, and Yahoo! which currently provide music-on-demand services for online or other non-mobile platforms. In addition, the major music labels may demand more aggressive revenue sharing arrangements or seek an alternative business model less favorable to us. Increased competition has in the past resulted in pricing pressure, forcing us to lower the selling price of our services. If we are not as successful as our competitors in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business.
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
     In October 2005, we entered into a settlement agreement with Microsoft regarding claims of monopolistic activity which we had made against them. In connection with the settlement, we also entered into two commercial agreements with Microsoft related to our digital music and casual games businesses. The settlement agreement consists of a series of substantial cash payments, all of which have been received by us as of March 31, 2007, to us and a series of technology agreements between the two companies. We cannot be sure that we will be able to apply the proceeds of the settlement in a way that will improve our operating results or otherwise increase the value of our shareholders’ investments in our stock.

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
     On January 1, 2006, we adopted the provisions of, and started accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s Statement of Financial Accounting Standard (SFAS) No. 123R — revised 2004, Share Based Payment, which requires a company to recognize, as an expense, the fair value of stock options and other stock-based compensation. We are required to record an expense for our stock-based compensation plans using the fair value method as described in SFAS No. 123R, which results in the recognition of significant and ongoing accounting charges, for which we recorded an expense of $5.7 million and $3.6 million during the three months ended March 31, 2007 and 2006, respectively, in our condensed consolidated statement of operations. Stock options are also a key part of the compensation packages that we offer our employees. If we are forced to curtail our broad-based option program due to these additional charges, it may become more difficult for us to attract and retain employees.
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
We are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.
     We have evaluated our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. The requirements and processes associated with Section 404 are still evolving and we cannot be certain that the measures we have taken will be sufficient to meet the Section 404 requirements as changes occur to the guidance and our reporting environment or that we will be able to implement and maintain adequate controls over financial reporting processes and reporting in the future. Moreover, we cannot be certain that the costs associated with such measures will not exceed our estimates, which could impact our overall level of profitability. Any failure to meet the Section 404 requirements or to implement required new or improved controls, or difficulties or unanticipated costs encountered in their implementation, could cause investors to lose confidence in our reported financial information or could harm our financial results, which could have a negative effect on the trading price of our stock.
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
     In making its assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 management excluded WiderThan, as permitted by the SEC, because it was acquired on October 31, 2006. We are in the process of integrating the finance operations of WiderThan into our finance department; however, there is no certainty that the identified material weaknesses will be remediated in a timely manner or controls will be implemented to prevent a material misstatement in the consolidated financial statements. Moreover, we cannot be certain that the costs associated with such measures will not exceed our estimates, which could impact our overall level of profitability. Any failure to remediate these material weaknesses could cause investors to lose confidence in our reported financial information or could harm our financial results.
Our stock price has been volatile in the past and may continue to be volatile.
     The trading price of our common stock has been highly volatile. For example, during the 52-week period ended March 31, 2007, the price of our common stock ranged from $7.55 to $12.08 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, changes in financial estimates, recommendations by securities analysts, changes in the competitive environment, as well as any of the other risk factors described above.

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
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
(a)	During the quarter ended March 31, 2007, the Company issued and sold unregistered securities as follows:
(1)	On March 30, 2007, the Company issued an aggregate of 3,374 shares of Common Stock to three non-employee directors as compensation for board service during the first quarter of 2007 pursuant to the RealNetworks, Inc. Director Compensation Stock Plan. The aggregate value of the shares was $26,000. The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.
(b)	Not applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     In April 2006, the Company’s Board of Directors authorized a share repurchase program of up to an aggregate of $100.0 million of the Company’s outstanding common stock. Below is a summary of share repurchases during the quarter ended March 31, 2007. All of the repurchases in the table below were made through the Board of Directors authorized share repurchase program.
     For further information regarding our share repurchase plan see Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

	Total Number of
	Shares Repurchased	Average Price Paid
Period	(in thousands)	Per Share
2/1/2007 — 2/28/2007	2,000	$8.42
3/1/2007 — 3/31/2007	7,818	7.88

Total	9,818	$7.99

     In May 2007, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock. The May 2007 program replaces the April 2006 program. No shares have been repurchased under the May 2007 program.
Item 3.       Default Upon Senior Securities
None
Item 4. Submission of Matters to a Vote for Security Holders
None
Item 5. Other Information
None
Item 6.       Exhibits
Exhibits Required by Item 601 of Regulation S-K

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

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2007.

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