Form 10-K/A
period 2006-12-31
REALNETWORKS INC
filed 2007-05-31
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
Form 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 0-23137
RealNetworks, Inc.
(Exact name of registrant as specified in its charter)

Washington	91-1628146
(State of incorporation)	(I.R.S. Employer Identification Number)

2601 Elliott Avenue, Suite 1000
Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (206) 674-2700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001 per share	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,137,327,118 on June 30, 2006, based on the closing price of the Common Stock on that date, as reported on the Nasdaq Global Select Market.(1)
     The number of shares of the registrant’s Common Stock outstanding as of May 15, 2007 was 154,328,479.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement relating to the registrant’s 2007 Annual Meeting of Shareholders to be held on or about June 25, 2007 are incorporated by reference into Part III of this Report.

(1)	Excludes shares held of record on that date by directors, executive officers and 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

i

EXPLANATORY NOTE
RealNetworks, Inc. (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 1, 2007, for the purpose of:
•	amending the cover page to indicate that our preferred share purchase rights are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended,
•	amending the cover page to indicate that shares of our common stock and our preferred share purchase rights are registered on the NASDAQ Stock Market LLC,
•	correcting a typographical error in the date of the Report of Independent Registered Public Accounting Firm relating to management’s assessment of internal control over financial reporting appearing in Item 9A of the Form 10-K to reflect the report date of February 26, 2007,
•	revising the cover page and Items 10, 11, 12, 13 and 14 of Part III to reflect the date of our 2007 annual meeting of shareholders will be June 25, 2007, and
•	revising Items 10, 11, 13 and 14 of Part III to conform the description of the sections of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 25, 2007 incorporated by reference into these Items to what appears in such Proxy Statement filed with the Securities and Exchange Commission on May 15, 2007.
We are also updating the signature page, the Exhibit Index in Item 15 of Part IV and appearing after the signature page and Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 8 of Part II, as amended, and Items 10, 11, 12, 13 and 14 of Part III, as amended, is set forth below. The information set forth in our financial statements and the footnotes thereto in this Amendment No. 1 has not been modified or updated in any way from the information in our financial statements and the related footnotes included in the Form 10-K. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to the cover page, Item 8 of Part II, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV discussed above. No other information included in the Form 10-K, including the information set forth in Part I, has been modified or updated in any way.

PART II.
Item 8. Financial Statements and Supplementary Data
REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$525,232	$651,971
Short-term investments	153,688	129,356
Trade accounts receivable, net of allowances for doubtful accounts and sales returns of $2,490 in 2006 and $2,973 in 2005	65,751	16,721
Deferred costs, current portion	1,643	—
Deferred tax assets, net, current portion	891	54,204
Prepaid expenses and other current assets	21,990	11,933

Total current assets	769,195	864,185

Equipment, software, and leasehold improvements, at cost:
Equipment and software	83,587	56,402
Leasehold improvements	29,665	27,964

Total equipment, software, and leasehold improvements	113,252	84,366
Less accumulated depreciation and amortization	65,509	51,228

Net equipment, software, and leasehold improvements	47,743	33,138
Restricted cash equivalents	17,300	17,300
Equity investments	22,649	46,163
Other assets	5,148	2,397
Deferred tax assets, net, non-current portion	27,150	19,147
Other intangible assets, net of accumulated amortization of $16,637 in 2006 and $9,850 in 2005	105,109	7,337
Goodwill	309,122	123,330

Total assets	$1,303,416	$1,112,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,097	$11,397
Accrued and other liabilities	104,328	112,340
Deferred revenue, current portion	24,137	25,021
Accrued loss on excess office facilities, current portion	4,508	4,623

Total current liabilities	185,070	153,381

Deferred revenue, non-current portion	3,440	276
Accrued loss on excess office facilities, non-current portion	9,993	13,393
Deferred rent	4,331	4,018
Deferred tax liabilities, net, non-current portion	27,076	—
Convertible debt	100,000	100,000
Other long-term liabilities	3,740	196

Total liabilities	333,650	271,264

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 163,278 shares in 2006 and 166,037 shares in 2005	162	166
Additional paid-in capital	791,108	805,067
Deferred stock-based compensation	—	(19)
Accumulated other comprehensive income	23,485	26,724
Retained earnings	155,011	9,795

Total shareholders’ equity	969,766	841,733

Total liabilities and shareholders’ equity	$1,303,416	$1,112,997

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net revenue(A)	$395,261	$325,059	$266,719
Cost of revenue(B)	124,108	98,249	92,207
Loss on content agreement	—	—	4,938

Gross profit	271,153	226,810	169,574

Operating expenses:
Research and development	77,386	70,731	52,066
Sales and marketing	165,602	130,515	96,779
General and administrative	57,332	50,697	31,538
Loss on excess office facilities	738	—	866

Subtotal operating expenses	301,058	251,943	181,249
Antitrust litigation (benefit) expenses, net	(220,410)	(422,500)	11,048

Total operating expenses (benefit)	80,648	(170,557)	192,297

Operating income (loss)	190,505	397,367	(22,723)

Other income (expenses):
Interest income, net	37,622	14,511	4,452
Gain on sale of equity investments	2,286	19,330	—
Equity in net income (loss) of investments	326	(1,068)	(4,351)
Impairment of equity investments	(3,116)	(266)	(450)
Other income (expenses)	130	(331)	597

Other income, net	37,248	32,176	248

Income (loss) before income taxes	227,753	429,543	(22,475)
Income taxes	(82,537)	(117,198)	(522)

Net income (loss)	$145,216	$312,345	$(22,997)

Basic net income (loss) per share	$0.90	$1.84	$(0.14)

Diluted net income (loss) per share	$0.81	$1.70	$(0.14)

Shares used to compute basic net income (loss) per share	160,973	169,986	168,907
Shares used to compute diluted net income (loss) per share	179,281	184,161	168,907

Comprehensive income (loss):
Net income (loss)	$145,216	$312,345	$(22,997)
Unrealized gain (loss) on investments:
Unrealized holding (losses) gains, net of tax	(14,399)	17,864	7,557
Adjustments for gains reclassified to net income (loss)	—	(4,052)	(53)
Foreign currency translation gains (losses)	11,160	(1,677)	(99)

Comprehensive income (loss)	$141,977	$324,480	$(15,592)

(A) Components of net revenue:
License fees	$90,684	$80,785	$71,706
Service revenue	304,577	244,274	195,013

	$395,261	$325,059	$266,719

(B) Components of cost of revenue:
License fees	$37,089	$33,770	$28,206
Service revenue	87,019	64,479	64,001

	$124,108	$98,249	$92,207

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$145,216	$312,345	$(22,997)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,980	16,243	14,643
Stock-based compensation	18,151	128	695
Deferred income taxes	54,986	107,208	—
Impairment of equity investments	3,116	266	450
Loss on disposal of property, software, and leasehold improvements	276	—	—
Excess tax benefit from stock option exercises	(39,183)	—	—
Accrued loss on excess office facilities	(3,515)	(6,244)	(4,799)
Gain on sale of equity investments	(2,286)	(19,330)	(561)
Equity in net (income) loss of investments	(326)	1,068	4,351
Accrued loss on content agreement	—	(2,917)	2,917
Other	97	804	1,592
Changes in certain assets and liabilities, net of acquisitions:
Trade accounts receivable	(7,962)	(1,479)	(3,314)
Prepaid expenses and other current assets	(3,126)	(3,409)	1,258
Accounts payable	4,276	44	3,577
Accrued and other liabilities	(21,800)	59,826	12,810
Deferred revenue	2,020	(3,800)	(3,599)

Net cash provided by operating activities	170,920	460,753	7,023

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(13,808)	(13,782)	(10,018)
Purchases of short-term investments	(204,841)	(153,491)	(293,560)
Sales and maturities of short-term investments	180,973	168,358	324,512
Purchases of intangible and other assets	—	(1,125)	(4,839)
Decrease (increase) in restricted cash equivalents	—	2,851	(198)
Proceeds from sale of equity investments	2,286	19,530	572
Purchases of cost based investments	(834)	(647)	—
Cash used in acquisitions, net of cash acquired	(257,841)	(14,705)	(10,477)

Net cash (used in) provided by investing activities	(294,065)	6,989	5,992

Cash flows from financing activities:
Net proceeds from sales of common stock under employee stock purchase plan and exercise of stock options	54,929	20,361	8,489
Repayment of long-term note payable	—	(648)	—
Excess tax benefit from stock option exercises	39,183	—	—
Repurchase of common stock	(98,876)	(54,321)	—

Net cash (used in) provided by financing activities	(4,764)	(34,608)	8,489

Effect of exchange rate changes on cash	1,170	(589)	(106)

Net (decrease) increase in cash and cash equivalents	(126,739)	432,545	21,398

Cash and cash equivalents, beginning of year	651,971	219,426	198,028

Cash and cash equivalents, end of year	$525,232	$651,971	$219,426

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$16,487	$149	$415

Supplemental disclosure of non-cash investing and financing activities:
Accrued acquisition consideration	$2,000	$—	$—
Payable for repurchase of common stock	$—	$5,116	$—
Common stock and options to purchase common stock issued in business combinations	$—	$—	$20,901
See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

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
     Concentration of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions. Short-term investments consist of U.S. government and government agency securities and corporate notes and bonds. The Company derives a significant portion of its revenue from a large number of individual subscribers spread globally. The Company also derives revenue from several large customers. If the financial condition or results of operations of any one of the large customers deteriorates substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not generally require collateral and maintains reserves for estimated credit losses on customer accounts when considered necessary.
     Deferred costs. The Company defers costs on projects for service revenues and system sales. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
     Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of, and began accounting for stock-based compensation in accordance with, Statement of Financial Accounting Standards (SFAS) No. 123R – revised 2004, Share-Based Payment, which replaced SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123. The Company utilized the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s 2006 fiscal year. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.
     Prior to January 1, 2006, the Company had elected to apply the disclosure-only provisions of SFAS No. 123. Accordingly, the Company accounted for stock-based compensation transactions with employees using the intrinsic value method prescribed in APB No. 25 and related interpretations. Compensation cost for employee stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. Compensation cost for awards to non-employees was based on the fair value of the awards in accordance with SFAS No. 123. Furthermore, the Company recognized compensation cost related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in FASB Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.
     At December 31, 2006, the Company had six stock-based employee compensation plans, which are described more fully in Note 13.
     Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
     New Accounting Pronouncements. In June 2005, the FASB ratified EITF Issue No. 05–06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. Issue No. 05–06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue No. 05–06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the second quarter of fiscal 2006. Adoption of Issue No. 05-06 did not have a material effect on the Company’s consolidated financial statements.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
     In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement approach and a balance sheet approach in assessing materiality and provides for a one–time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.
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
Note 2. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of, and began accounting for stock-based compensation in accordance with, SFAS No. 123 – revised 2004, Share-Based Payment, which replaced SFAS 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123. The Company utilized the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s 2006 fiscal year. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
     WiderThan Co., Ltd.
     Pursuant to a Combination Agreement with WiderThan Co., Ltd. (WiderThan) dated September 12, 2006, the Company acquired approximately 94.6% and 99.7% of the outstanding common shares and American Depository Shares (ADSs) of WiderThan for $17.05 per common share and per ADSs in cash effective October 31, 2006 and November 28, 2006, respectively. Additionally, the Company incurred $6.0 million in direct acquisition related costs consisting primarily of professional fees and other costs directly related to the acquisition for a total purchase price of $342.7 million.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Net revenue	$500,017	$423,412
Net income	$153,688	$301,570
Basic net income per share	$0.95	$1.77
Diluted net income per share	$0.86	$1.64
     Pro forma net income for year ended December 31, 2006 excludes $23.1 million of acquisition related charges recorded by WiderThan prior to the acquisition.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
     GameHouse is a developer, publisher and distributor of downloadable PC and mobile games. The Company believes that combining GameHouse’s assets with its subscription games service and downloadable games distribution platform will strengthen the Company’s position in the PC games market. The results of GameHouse’s operations are included in the Company’s condensed consolidated financial statements starting from the date of acquisition.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
Note 8. Other Intangible Assets
     Other intangible assets consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$73,061	$3,386	$69,675
Developed technology	36,891	9,981	26,910
Patents, trademarks and tradenames	7,114	2,226	4,888
Service contracts	4,680	1,044	3,636

Total other intangible assets, December 31, 2006	$121,746	$16,649	$105,109

Total other intangible assets, December 31, 2005	$17,187	$9,850	$7,337

     Amortization expense related to other intangible assets during the years ended December 31, 2006, 2005, and 2004 was $7.4 million, $4.0 million, and $3.6 million, respectively.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
     As of December 31, 2006 estimated future amortization of other intangible assets is as follows (in thousands):

2007	$21,256
2008	20,549
2009	18,798
2010	14,874
2011	9,655
Thereafter	19,977

Total	$105,109

Note 9. Goodwill
     Changes in goodwill are as follows (in thousands):

	2006	2005
Balance, beginning of year	$123,330	$119,217
Increases due to acquisitions	179,313	12,745
Deferred tax adjustment	—	(7,528)
Effects of foreign currency translation	6,479	(1,104)

Balance, end of year	$309,122	$123,330

Note 10. Accrued and Other Liabilities
     Accrued and other liabilities consist of (in thousands):

	December 31,
	2006	2005
Royalties and costs of sales and fulfillment	$29,958	$24,740
Employee compensation, commissions and benefits	25,244	11,413
Sales, VAT and other taxes payable	13,364	16,562
Income taxes payable	8,455	9,120
Legal fees and contingent legal fees	4,075	17,815
Accrued charitable donations	2,048	15,401
Other	21,174	17,289

Total	$104,328	$112,340

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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
     Repurchase of Common Stock. In September 2001, the Company announced a share repurchase program to repurchase up to an aggregate of $50.0 million of its outstanding common stock. The Company repurchased 9.1 million shares of its common stock at an average cost of $4.64 per share for an aggregate value of $42.4 million from inception of the program through August 2005. There were no repurchases during 2005 or 2004 related to the September 2001 repurchase program. In August 2005, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to an aggregate of $75.0 million of the Company’s outstanding common stock. In November 2005, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock, which replaced the August 2005 repurchase program. Repurchases may be made from time to time, depending on market conditions, share price, and other factors in the open market or through private transactions, in accordance with SEC requirements. The Company entered into a Rule 10(b)5-1 plan designated to facilitate the repurchase. The repurchase program does not require the Company to acquire a specific number of shares and may be terminated under certain conditions. During 2005, under both the August 2005 and November 2005 repurchase programs, the Company repurchased 8.6 million shares at an average cost of $6.29 per share for an aggregate value of $54.3 million. During the quarter ended March 31, 2006 the Company purchased 9.5 million shares at an average cost of $8.09 per share for an aggregate value of $77.0 million.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
     The net decrease in valuation allowance was $1.0 million and $220.4 million during the years ended December 31, 2006 and 2005, respectively. The valuation allowance increased by $10.4 million during the year ended December 31, 2004. The 2006 net decrease in the valuation allowance is comprised of an increase of $1.8 million due primarily to an increase in certain deferred tax assets and an decrease of $2.8 million for the write-off of state net operating loss carryforwards limited under Internal Revenue Code Section 382 that may expire unused. During 2005, $170.2 million of the reduction was recorded as an increase in additional paid-in-capital to reflect the use of net operating losses derived from the benefit of stock option exercises for tax purposes, $42.0 million was reflected in the Company’s consolidated statement of operations, and $7.5 million was recorded as a reduction of goodwill to reduce the valuation allowance on net operating losses from acquired subsidiaries.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
     Borrowing Arrangements. The Company’s subsidiary WiderThan has entered into three lines of credit with three Korean domestic banks with an aggregate maximum available limit of $4.4 million at interest rates ranging from 1.5% to 1.6% over the rate earned on the underlying deposits. During the year ended December 31, 2006 the Company did not draw on these lines of credit and there were no outstanding balances as of December 31, 2006.
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
     The Company’s subsidiary, WiderThan, has a letter of credit of up to $5.0 million with a Korean domestic bank for importing goods. This letter of credit facility has a one-year maturity (renewable every April), and carries an interest rate of 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the year ended December 31, 2006 the Company did not draw on the letter of credit and there was no outstanding balance as of December 31, 2006.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Note 16. Guarantees
     In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45.
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Seattle, Washington
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RealNetworks, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A, that RealNetworks, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that RealNetworks, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, RealNetworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
/s/ KPMG LLP
Seattle, Washington
February 26, 2007

PART III.
Item 10. Directors and Executive Officers of the Registrant
     The information required by this Item is contained in part in the sections captioned “Proposal 1-Election of Directors-Nominees for Director,” “Board of Directors-Continuing Directors-Not Standing for Election This Year,” “Executive Compensation-Contractual Arrangements” and “Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 25, 2007, and such information is incorporated herein by reference.
     The remaining information required by this Item is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”
Item 11. Executive Compensation
     The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 25, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The information required by this Item is incorporated by reference to the information contained in the sections captioned “Voting Securities and Principal Holders” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 25, 2007.
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
     The following table aggregates the data from our six plans:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued upon	Weight-average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(in 000’s) (a)	(b)	(in 000’s) (c)
Equity compensation plans approved by security holders	35,263	$8.27	5,385 (1)
Equity compensation plans not approved by security holders	545	$10.74	—

Total	35,808	$8.31	5,385

(1)	Excludes 318,331 shares available for future issuance under the Director Stock Plan which enables non-employee Directors of RealNetworks to receive all or a portion of their quarterly compensation for Board service in shares of RealNetworks Common Stock in lieu of cash. The number of shares of Common Stock to be issued in respect of quarterly fees payable to non-employee Directors is equal to the amount of such fees to be paid in shares of Common Stock, as elected by each non-member Director, divided by the market value of a share of Common Stock on the last business day of each calendar quarter.

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
Item 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation-Certain Relationships and Related Transactions” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 25, 2007.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated by reference to the information contained in the section captioned “Fees Billed By KPMG LLP During 2005 and 2006” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 25, 2007.
PART IV.
Item 15. Exhibits and Financial Statement Schedules
     (a) (3) Index to Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)

2.2	Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)

3.3	Amendment No. 1 dated April 22, 2003 to Amended and Restated Bylaws of RealNetworks, Inc. Adopted July 16, 1998 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)

4.1	Shareholder Rights Plan dated as of December 4, 1998 between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on December 14, 1998)

4.2	Amendment No. 1 dated as of January 21, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on February 7, 2000)

Exhibit
Number	Description

4.3	Amendment No. 2 dated as of May 30, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on June 8, 2000)

4.4	Third Amended and Restated Investors’ Rights Agreement dated March 24, 1998 by and among RealNetworks, Inc. and certain shareholders of RealNetworks (incorporated by reference from Exhibit 10.16 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998)

4.5	Indenture dated as of June 17, 2003 between RealNetworks, Inc. and U.S. Bank National Association, including the form of Zero Coupon Subordinated Note due 2010 included in Section 2.2 thereof (incorporated by reference from Exhibit 4.1 to RealNetworks’ Amendment No. 1 to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 18, 2003)

4.6	Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)

10.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)

10.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.3†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.4†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)

10.5†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.6†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.7†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.8†	RealNetworks, Inc. 1998 Employee Stock Purchase Plan, as amended and restated on December 15, 2005 (incorporated by reference from Exhibit 10.8 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.9†	RealNetworks, Inc. Director Compensation Stock Plan (incorporated by reference from Exhibit 10.10 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)

10.10†	RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005)

Exhibit
Number	Description

10.11†**	Form on Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan

10.12†**	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan

10.13	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)

10.14†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.15	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.16	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.17†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)

10.18†	Offer Letter dated September 18, 2003 between RealNetworks, Inc. and Dan Sheeran (incorporated by reference from Exhibit 10.18 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2005)

10.19	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.20†	Offer Letter dated April 2, 2004 between RealNetworks, Inc. and Sid Ferrales (incorporated by reference from Exhibit 10.20 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.21†	Agreement dated February 1, 2006 between RealNetworks, Inc. and Rob Glaser (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006)

10.22†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.22 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.23†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Dan Sheeran (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.24*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

14.1	RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)

Exhibit
Number	Description

21.1**	Subsidiaries of RealNetworks, Inc.

23.1	Consent of KPMG LLP

24.1**	Power of Attorney

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of the Agreement are subject to confidential treatment

**	Previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 30, 2007.

REALNETWORKS, INC.
By:	/s/ MICHAEL EGGERS
Michael Eggers
Senior Vice President, Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on May 30, 2007.

Signature	Title

*	Chairman of the Board and Chief Executive Officer
Robert Glaser	(Principal Executive Officer)

/s/ MICHAEL EGGERS	Senior Vice President, Chief Financial Officer and Treasurer
Michael Eggers	(Principal Financial and Accounting Officer)

*	Director
Eric A. Benhamou

*	Director
Edward Bleier

*	Director
James W. Breyer

*	Director
Jeremy Jaech

*	Director
Jonathan D. Klein

*	Director
Kalpana Raina

*By:	/s/ MICHAEL EGGERS
Attorney-in-fact

Exhibit Index

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)

2.2	Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998)

3.3	Amendment No. 1 dated April 22, 2003 to Amended and Restated Bylaws of RealNetworks, Inc. Adopted July 16, 1998 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)

4.1	Shareholder Rights Plan dated as of December 4, 1998 between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on December 14, 1998)

4.2	Amendment No. 1 dated as of January 21, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on February 7, 2000)

4.3	Amendment No. 2 dated as of May 30, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on June 8, 2000)

4.4	Third Amended and Restated Investors’ Rights Agreement dated March 24, 1998 by and among RealNetworks, Inc. and certain shareholders of RealNetworks (incorporated by reference from Exhibit 10.16 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998)

4.5	Indenture dated as of June 17, 2003 between RealNetworks, Inc. and U.S. Bank National Association, including the form of Zero Coupon Subordinated Note due 2010 included in Section 2.2 thereof (incorporated by reference from Exhibit 4.1 to RealNetworks’ Amendment No. 1 to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 18, 2003)

4.6	Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)

10.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)

Exhibit
Number	Description

10.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.3†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.4†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)

10.5†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.6†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.7†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.8†	RealNetworks, Inc. 1998 Employee Stock Purchase Plan, as amended and restated on December 15, 2005 (incorporated by reference from Exhibit 10.8 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.9†	RealNetworks, Inc. Director Compensation Stock Plan (incorporated by reference from Exhibit 10.10 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)

10.10†	RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005)

10.11†**	Form on Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan

10.12†**	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan

10.13	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)

10.14†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.15	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.16	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

Exhibit
Number	Description

10.17†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)

10.18†	Offer Letter dated September 18, 2003 between RealNetworks, Inc. and Dan Sheeran (incorporated by reference from Exhibit 10.18 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2005)

10.19	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.20†	Offer Letter dated April 2, 2004 between RealNetworks, Inc. and Sid Ferrales (incorporated by reference from Exhibit 10.20 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.21†	Agreement dated February 1, 2006 between RealNetworks, Inc. and Rob Glaser (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006)

10.22†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.22 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.23†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Dan Sheeran (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.24*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

14.1	RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)

21.1**	Subsidiaries of RealNetworks, Inc.

23.1	Consent of KPMG LLP

24.1**	Power of Attorney

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of the Agreement are subject to confidential treatment

**	Previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006.