Form 10-Q
period 2007-06-30
REALNETWORKS INC
filed 2007-08-08
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of July 31, 2007 was 149,993,875.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$219,548	$525,232
Short-term investments	394,215	153,688
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	79,354	65,751
Deferred costs, current portion	5,089	1,643
Deferred tax assets, net, current portion	927	891
Prepaid expenses and other current assets	21,720	21,990

Total current assets	720,853	769,195

Equipment, software, and leasehold improvements:
Equipment and software	94,038	83,587
Leasehold improvements	30,343	29,665

Total equipment, software, and leasehold improvements, at cost	124,381	113,252
Less accumulated depreciation and amortization	72,829	65,509

Net equipment, software, and leasehold improvements	51,552	47,743
Restricted cash equivalents	15,500	17,300
Equity investments	12,511	22,649
Other assets	5,412	5,148
Deferred tax assets, net, non-current portion	30,687	27,150
Other intangible assets, net	104,760	105,109
Goodwill	325,009	309,122

Total assets	$1,266,284	$1,303,416

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$50,231	$52,097
Accrued and other liabilities	108,013	104,328
Deferred revenue, current portion	37,233	24,137
Accrued loss on excess office facilities, current portion	4,132	4,508

Total current liabilities	199,609	185,070
Deferred revenue, non-current portion	2,757	3,440
Accrued loss on excess office facilities, non-current portion	8,574	9,993
Deferred rent	4,446	4,331
Deferred tax liabilities, net, non-current portion	24,580	27,076
Convertible debt	100,000	100,000
Other long-term liabilities	6,912	3,740

Total liabilities	346,878	333,650

Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 152,028 shares in 2007 and 163,278 shares in 2006	152	162
Additional paid-in capital	706,848	791,108
Accumulated other comprehensive income	16,107	23,485
Retained earnings	196,299	155,011

Total shareholders’ equity	919,406	969,766

Total liabilities and shareholders’ equity	$1,266,284	$1,303,416

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenue (A)	$136,171	$89,409	$265,643	$176,011
Cost of revenue (B)	49,199	26,646	95,142	53,399

Gross profit	86,972	62,763	170,501	122,612

Operating expenses:
Research and development	25,005	18,684	48,484	36,783
Sales and marketing	50,081	37,961	99,781	74,044
General and administrative	17,063	14,317	34,417	27,543
Loss on excess office facilities	—	—	—	738

Subtotal operating expenses	92,149	70,962	182,682	139,108
Antitrust litigation benefit, net	—	(57,858)	(60,747)	(97,693)

Total operating expenses, net	92,149	13,104	121,935	41,415

Operating (loss) income	(5,177)	49,659	48,566	81,197

Other income (expenses):
Interest and other, net	8,065	9,381	17,167	17,360
Gain on sale of equity investment	132	2,286	132	2,286
Equity in net loss of investments	—	—	(132)	—
Other income, net	485	73	952	190

Other income, net	8,682	11,740	18,119	19,836

Income before income taxes	3,505	61,399	66,685	101,033
Income taxes	(2,178)	(22,521)	(25,397)	(37,272)

Net income	$1,327	$38,878	$41,288	$63,761

Basic net income per share	$0.01	$0.24	$0.26	$0.40
Diluted net income per share	$0.01	$0.22	$0.24	$0.36

Shares used to compute basic net income per share	153,880	159,938	157,929	160,410
Shares used to compute diluted net income per share	169,033	177,337	173,822	177,127

Comprehensive income:
Net income	$1,327	$38,878	$41,288	$63,761
Unrealized holding losses on short-term and equity investments, net of income taxes	(2,663)	(5,094)	(5,719)	(12,915)
Foreign currency translation gains (losses)	1,268	1,005	(1,659)	1,372

Comprehensive (loss) income	$(68)	$34,789	$33,910	$52,218

(A) Components of net revenue:
License fees	$22,212	$22,850	$44,049	$45,486
Service revenue	113,959	66,559	221,594	130,525

	$136,171	$89,409	$265,643	$176,011

(B) Components of cost of revenue:
License fees	$7,882	$9,329	$16,174	$19,190
Service revenue	41,317	17,317	78,968	34,209

	$49,199	$26,646	$95,142	$53,399

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$41,288	$63,761
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,905	8,219
Stock-based compensation	11,307	7,311
Loss on disposal of equipment, software, and leasehold improvements	163	76
Equity in net loss of investments	132	—
Gain on sale of equity investment	(132)	(2,286)
Excess tax benefit from stock option exercises	(596)	—
Accrued loss on excess office facilities	(1,795)	(1,742)
Unrealized gain on trading securities	(2,102)	—
Deferred income taxes	(6,069)	35,246
Purchases of trading securities	(270,000)	—
Other	51	48
Net change in certain operating assets and liabilities, net of acquisitions	552	(50,651)

Net cash (used in) provided by operating activities	(206,296)	59,982

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(11,525)	(5,381)
Purchases of short-term investments	(38,768)	(102,853)
Proceeds from sales and maturities of short-term investments	70,343	86,422
Purchases of other intangibles assets	(2,060)	—
Proceeds from sale of equity investments	1,615	2,286
Purchases of equity investments	—	(450)
Decrease in restricted cash equivalents	1,800	—
Cash used in acquisitions, net of cash acquired	(25,351)	(7,086)

Net cash used in investing activities	(3,946)	(27,062)

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	12,277	34,522
Excess tax benefit from stock options exercises	596	—
Repurchase of common stock	(107,905)	(96,972)

Net cash used in financing activities	(95,032)	(62,450)

Effect of exchange rate changes on cash and cash equivalents	(410)	739

Net decrease in cash and cash equivalents	(305,684)	(28,791)
Cash and cash equivalents, beginning of period	525,232	651,971

Cash and cash equivalents, end of period	$219,548	$623,180

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13,160	$12,042

Supplemental disclosure of non-cash investing and financing activities:
Accrued acquisition costs	$368	$—
Accrued acquisition consideration	$—	$2,054
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2007 and 2006
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
     Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company acquired 99.7% of WiderThan Co., Ltd. (WiderThan) during the three months ended December 31, 2006. The Company acquired substantially all of the remaining 0.3% of WiderThan during the three months ended June 30, 2007. The accompanying unaudited condensed consolidated financial statements include 100% of the financial results of WiderThan from the date of acquisition. The minority interest in the earnings of WiderThan for the three and six months ended June 30, 2007 was nominal. The minority interest liability as of June 30, 2007 and December 31, 2006 was nominal.
     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2007. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
     The Company recognizes revenue under the residual method for multiple element software arrangements when vendor specific objective evidence (VSOE) exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, under SOP No. 97-2. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of the arrangement’s undelivered elements such as post contract support (PCS), and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses. VSOE for PCS is established on standard products for which no installation or customization is required based upon amount charged when PCS is sold separately. For multiple element software arrangements involving significant production, modification, or customization of the software, which are accounted for in accordance with the provisions of SOP No. 81-1, VSOE for PCS is established if customers have an optional renewal rate specified in the arrangement and the rate is substantive.

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
     Reclassifications. Certain reclassifications have been made to the 2007 year-to-date information to conform to the presentation for the three months ended June 30, 2007.
Note 2. Recent Accounting Pronouncements
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.
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
     The fair value of options granted was determined using the Black-Scholes model and the following weighted average assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.73%	4.99%	4.72%	4.79%
Expected life (years)	4.1	4.3	4.1	4.3
Volatility	42%	49.1%	42%	48.4%
     Recognized stock-based compensation expense is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Cost of service revenue	$154	$41	$313	$91
Research and development	1,641	1,318	3,413	2,687
Sales and marketing	2,203	1,434	4,590	2,793
General and administrative	1,624	880	2,991	1,740

Total stock-based compensation expense	$5,622	$3,673	$11,307	$7,311

     No stock-based compensation was capitalized as part of the cost of an asset during the six months ended June 30, 2007 and 2006. As of June 30, 2007, $43.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of 2.8 years.
Note 4. Business Combinations
     Business Combinations During 2007
     Sony NetServices GmbH
     On May 15, 2007, the Company acquired all of the outstanding securities of Sony NetServices GmbH (SNS) in exchange for $12.8 million in cash payments, including $902,000 in direct acquisition related costs consisting primarily of professional fees.
     SNS is located in Salzburg, Austria and is a provider of end-to-end white label digital music services to mobile operators in Europe. The Company believes that combining SNS’ assets and technology with its existing business will enhance the Company’s

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
digital music offerings in the European market. The results of SNS’ operations are included in the Company’s condensed consolidated financial statements starting from the date of acquisition.
     A summary of the preliminary purchase price is as follows (in thousands):

Cash paid at acquisition	$11,924
Estimated direct acquisition costs	902

Total	$12,826

     The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by a third-party appraisal as of the date of acquisition and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $9.3 million. Goodwill in the amount of $9.3 million is not deductible for tax purposes.
     A summary of the preliminary allocation of the purchase price is as follows (in thousands):

Current assets	$5,110
Property and equipment	2,351
Intangible assets subject to amortization:
Technology	1,760
Customer relationships	1,610
Goodwill	9,341

Total assets acquired	20,172

Current liabilities	(7,346)

Net assets acquired	$12,826

     Technology has weighted average estimated useful life of seven years. Customer relationships have weighted average estimated useful lives of nine years. All of the intangible assets are being amortized over their estimated useful lives on a straight line basis.
     Pro forma results are not presented as they are not material to the Company’s overall unaudited condensed consolidated financial statements.
     Exomi Oy
     On June 8, 2007, the Company acquired all of the outstanding securities of Exomi Oy (Exomi) in exchange for $11.2 million in cash payments, including $468,000 in direct acquisition related costs consisting primarily of professional fees. The Company may be obligated to pay an additional €3.6 million ($4.9 million at June 30, 2007) over a three-year period, dependent on whether certain performance criteria are achieved. Such amounts are not included in the initial aggregate purchase price and, to the extent earned, will be recorded as goodwill when the performance criteria are achieved. No such payments were accrued during the period ended June 30, 2007.
     Exomi is located in Helsinki, Finland and is a provider of short message service (SMS) messaging and gateway products and services with customers primarily in Europe and Latin America. The Company believes that combining Exomi’s assets and network with the Company’s products and services will enhance its presence in the European and Latin American markets. The results of Exomi’s operations are included in the Company’s condensed consolidated financial statements starting from the date of acquisition.
     A summary of the purchase price is as follows (in thousands):

Cash paid at acquisition	$10,745
Estimated direct acquisition costs	468

Total	$11,213

     The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by a third-party appraisal as of the date of acquisition and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $2.9 million. Goodwill in the amount of $2.9 million is not deductible for tax purposes.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the preliminary allocation of the purchase price is as follows (in thousands):

Current assets	$5,409
Property and equipment	265
Other long-term assets	109
Intangible assets subject to amortization:
Customer relationships	3,270
Technology	2,545
Tradenames and trademarks	287
Non-compete agreements	80
Goodwill	2,852

Total assets acquired	14,817

Current liabilities	(1,761)
Net deferred tax liabilities	(1,472)
Other long-term liabilities	(371)

Total liabilities acquired	(3,604)

Net assets acquired	$11,213

     Customer relationships have weighted average estimated useful lives of eight years. Technology and tradenames and trademarks have weighted average estimated useful lives of four years. Non-compete agreements have weighted average estimated useful life of one year. All of the intangible assets are being amortized over their estimated useful lives on a straight line basis.
     Pro forma results are not presented as they are not material to the Company’s overall unaudited condensed consolidated financial statements.
     Business Combinations During 2006
     WiderThan Co. Ltd.
     The Company acquired 99.7% of the outstanding common shares and American Depository Shares of WiderThan Co. Ltd. (WiderThan) during the three months ended December 31, 2006 for a total purchase price of $342.7 million. The results of WiderThan operations are included in the Company’s unaudited condensed consolidated financial statements starting from the closing date of October 31, 2006. The Company acquired substantially all of the remaining 0.3% of the outstanding common shares and American Depository Shares of WiderThan during the three months ended June 30, 2007.
     Zylom Media Group B.V.
     On January 31, 2006, the Company acquired all of the outstanding securities of Zylom Media Group B.V. (Zylom) in exchange for $8.2 million in cash payments, including $293,000 in direct acquisition related costs consisting primarily of professional fees. The Company is also obligated to pay an additional $2.0 million, through individual payments of $1.0 million on the first and second anniversaries of the acquisition date. The first payment of $1.0 million was made during the six months ended June 30, 2007.
     Additionally, the Company may be obligated to pay up to $10.9 million over a three-year period, dependent on whether certain performance criteria are achieved. Such amounts are not included in the initial aggregate purchase price and, to the extent earned, will be recorded as goodwill when the performance criteria are achieved. During the six months ended June 30, 2007, the Company accrued and paid $4.4 million towards such payments based on achievement of certain performance criteria.
     Zylom is located in Eindhoven, The Netherlands and is a distributor, developer, and publisher of PC-based games in Europe. The Company believes that combining Zylom’s assets and distribution network with the Company’s downloadable PC-based games assets and distribution platform will enhance the Company’s presence in the European games market. The results of Zylom’s operations are included in the Company’s condensed consolidated financial statements starting from the date of acquisition.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the purchase price is as follows (in thousands):

Cash paid at acquisition	$7,922
Additional payments related to initial purchase price	2,000
Additional payments for achievement of performance criteria	4,364
Direct acquisition costs	293

Total	$14,579

     The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by a third-party appraisal as of the date of acquisition and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $12.5 million. Goodwill in the amount of $12.5 million is not deductible for tax purposes.
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

     Distributor and customer relationships have weighted average estimated useful lives of five years. Technology, games, tradenames, and trademarks have weighted average estimated useful lives of three years. Non-compete agreements have weighted average estimated useful life of four years. All of the intangible assets are being amortized over their estimated useful lives on a straight line basis.
     Pro forma results are not presented as they are not material to the Company’s overall unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Cash, Cash Equivalents, Trading Securities, Short-Term Investments, and Restricted Cash Equivalents
     Cash, cash equivalents, trading securities, short-term investments, and restricted cash equivalents as of June 30, 2007 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$137,275	$—	$—	$137,275
Money market mutual funds	54,930	—	—	54,930
Corporate notes and bonds	27,338	5	—	27,343

Total cash and cash equivalents	219,543	5	—	219,548

Trading securities:
Money market mutual fund	270,000	2,102	—	272,102

Available-for-sale investments:
Corporate notes and bonds	53,215	15	(140)	53,090
U.S. Government agency securities	69,027	23	(27)	69,023

Total available-for-sale investments	122,242	38	(167)	122,113

Total short-term investments	392,242	2,140	(167)	394,215

Total cash, cash equivalents, trading securities, and short-term investments	$611,785	$2,145	$(167)	$613,763

Restricted cash equivalents	$15,500	$—	$—	$15,500

     Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2006 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$108,415	$—	$—	$108,415
Money market mutual funds	231,634	—	—	231,634
Corporate notes and bonds	182,184	—	—	182,184
U.S. Government agency securities	2,999	—	—	2,999

Total cash and cash equivalents	525,232	—	—	525,232

Short-term investments:
U.S. Government agency securities	153,520	188	(20)	153,688

Total short-term investments	153,520	188	(20)	153,688

Total cash, cash equivalents, and short-term investments	$678,752	$188	$(20)	$678,920

Restricted cash equivalents	$17,300	$—	$—	$17,300

     At June 30, 2007 and December 31, 2006, restricted cash equivalents represent cash equivalents pledged as collateral against two letters of credit for a total of $15.5 million and $17.3 million, respectively, in connection with two lease agreements.
     Realized gains or losses on sales of available-for-sale securities for the three and six months ended June 30, 2007 and 2006 were not significant.
     Unrealized gain on trading securities for the six months ended June 30, 2007 of $2.1 million is included in interest and other, net in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Unrealized gain on trading securities at June 30, 2007, was $2.1 million. The Company did not have any investments in trading securities during 2006.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.
     The contractual maturities of available-for-sale investments at June 30, 2007 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Within one year	$83,207	$83,204
Between one year and five years	39,035	38,909

Total available-for-sale investments	$122,242	$122,113

Note 6. Allowance for Doubtful Accounts Receivable and Sales Returns
     Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful
	Accounts	Sales
	Receivable	Returns
Balances, December 31, 2006	$1,101	$1,389
Additions charged to expenses/revenue	75	2,688
Amounts written off	(117)	(2,700)

Balances, June 30, 2007	$1,059	$1,377

     As of June 30, 2007 and December 31, 2006 one international customer accounted for 22% and 25%, respectively, of trade accounts receivable. The same international customer accounted for 13% and 12% of total revenue during the three and six months ended June 30, 2007, respectively. No one customer accounted for more than 10% of total revenue during the three and six months ended June 30, 2006.
Note 7. Equity Investments
     As of June 30, 2007 and December 31, 2006, the carrying value of equity investments in publicly traded companies consists primarily of approximately 10.6% of outstanding shares of J-Stream Inc. (J-Stream), a Japanese media services company. These equity investments are accounted for as available-for-sale and the increase over the cost basis, net of income taxes, is reflected as a component of accumulated other comprehensive income.
     Summary of equity investments is as follows (in thousands):

	June 30, 2007		December 31, 2006
		Carrying		Carrying
	Cost	Value	Cost	Value
Publicly traded investments	$913	$11,586	$913	$20,235
Privately held investments	1,551	925	1,879	2,414

Total equity investments	$2,464	$12,511	$2,792	$22,649

Note 8. Other Intangible Assets
     Other intangible assets at June 30, 2007 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$77,540	$8,901	$68,639
Developed technology	41,085	13,974	27,111
Patents, trademarks and tradenames	7,402	3,252	4,150
Service contracts and other	6,821	1,961	4,860

Total other intangible assets	$132,848	$28,088	$104,760

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Other intangible assets at December 31, 2006 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$73,061	$3,386	$69,675
Developed technology	36,891	9,981	26,910
Patents, trademarks and tradenames	7,114	2,226	4,888
Service contracts and other	4,680	1,044	3,636

Total other intangible assets	$121,746	$16,637	$105,109

     Amortization expense related to other intangible assets during the three and six months ended June 30, 2007 was $5.7 million and $11.3 million, respectively. Amortization expense related to other intangible assets during the three and six months ended June 30, 2006 was $482,000 and $1.2 million, respectively.
     As of June 30, 2007, estimated future amortization of other intangible assets is as follows (in thousands):

2007 (remaining six months)	$11,663
2008	22,656
2009	20,853
2010	16,939
2011	11,128
Thereafter	21,521

Total	$104,760

Note 9. Goodwill
     Changes in goodwill are as follows (in thousands):

Balance, December 31, 2006	$309,122
Increases for payments due to Zylom	4,364
Adjustments to purchase price for WiderThan	(1,296)
Purchase of additional shares of WiderThan	1,160
Increase due to acquisitions	12,193
Effects of foreign currency translation	(534)

Balance, June 30, 2007	$325,009

Note 10. Accrued and Other Liabilities
     Accrued and other liabilities consist of (in thousands):

	June 30,	December 31,
	2007	2006
Royalties and other fulfillment costs	$32,127	$29,968
Employee compensation, commissions and benefits	21,379	25,244
Income taxes payable	12,811	8,455
Sales, VAT and other taxes payable	10,787	13,364
Legal fees and contingent legal fees	4,187	4,075
Accrued charitable donations	79	2,048
Other	26,643	21,174

Total	$108,013	$104,328

Note 11. Loss on Excess Office Facilities
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the three months ended March 31, 2006 the Company recorded $738,000 of additional loss due to building operating expenses that are not expected to be recovered under the terms of the existing sublease arrangements. The Company did not identify any factors which caused it to revise its estimates during the period ended June 30, 2007. The estimated loss as of June 30, 2007 consists of $8.8 million of sublease income under existing sublease arrangements.
     A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2006	$14,501
Less amounts paid on accrued loss on excess office facilities, net of sublease income	(1,795)

Accrued loss on excess office facilities, June 30, 2007	12,706
Less current portion	4,132

Accrued loss on excess office facilities, non-current portion	$8,574

Note 12. Repurchase of Common Stock
     In April 2006, the Company’s Board of Directors authorized a share repurchase program of up to an aggregate of $100.0 million of the Company’s outstanding common stock. During the three months ended March 31, 2007, the Company purchased 9.8 million shares at an average cost of $7.99 per share for an aggregate value of $78.5 million. No amounts remained authorized for repurchase under the repurchase program as of March 31, 2007.
     In May 2007, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock. During the three months ended June 30, 2007, the Company purchased 3.5 million shares at an average cost of $8.31 per share for an aggregate value of $29.4 million. As of June 30, 2007, $70.6 million remained authorized for repurchase under the May 2007 repurchase program.
Note 13. Earnings Per Share
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding used to compute basic net income per share	153,880	159,938	157,929	160,410
Dilutive potential common shares:
Stock options and restricted stock	4,403	6,649	5,143	5,967
Convertible debt	10,750	10,750	10,750	10,750

Shares used to compute diluted net income per share	169,033	177,337	173,822	177,127

     During the three and six months ended June 30, 2007, 19.5 million and 17.4 million, respectively, shares of common stock potentially issuable from stock options are excluded from the calculation of diluted net income per share because of their antidilutive effect. During the three and six months ended June 30, 2006, 3.2 million and 3.9 million, respectively, shares of common stock potentially issuable from stock options are excluded from the calculation of diluted net income per share because of their antidilutive effect.
Note 14. Commitments and Contingencies
     Borrowing Arrangements. The Company’s subsidiary, WiderThan, has entered into three lines of credit with three Korean domestic banks with an aggregate maximum available limit of $4.3 million at interest rates ranging primarily from 1.3% to 1.63% over the rate earned on the underlying deposits. WiderThan has entered into a separate line of credit with a Korean domestic bank with maximum available limit of $1.1 million bearing interest at 6.0%. During the six months ended June 30, 2007 the Company did not draw on these lines of credit and there were no balances outstanding as of June 30, 2007 and December 31, 2006.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s subsidiary, WiderThan India Pvt. Ltd., has entered into two separate lines of credit with a Korean bank in India with maximum available limit of $122,000 bearing interest at 10.25%. At June 30, 2007 the Company had $122,000 outstanding under these arrangements which is included in accrued and other liabilities in the accompanying unaudited condensed consolidated balance sheets.
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
     The Company’s subsidiary, WiderThan, has a letter of credit of up to $5.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April), and bears interest at 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the six months ended June 30, 2007 the Company did not draw on the letter of credit and there was no balance outstanding as of June 30, 2007 and December 31, 2006.
     The Company’s subsidiary, WiderThan, has purchased guarantees amounting to $390,000 from Seoul Guarantee Insurance which guarantees payments for one year under certain supply contracts the Company has with a customer in Korea.
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
     In June 2003, a lawsuit was filed against the Company and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” Friskit sought to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The court granted the Company’s motion for summary judgment on July 26, 2007 and invalidated all claims on grounds of obviousness. Friskit has a 30-day period to appeal the court’s ruling.
     In December 2003, the Company filed suit against Microsoft Corporation (Microsoft) in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws, alleging that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice, and attempt to monopolize the field of digital media. On October 11, 2005, the Company and Microsoft entered into a settlement agreement pursuant to which the Company agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. Upon settlement of the legal disputes, the Company and Microsoft entered into two commercial agreements that provide for collaboration in digital music and casual games. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to the Company over the terms of the

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreements are $761.0 million. The Company had received such payments in full as of March 31, 2007. The Company recorded a gain of $60.7 million during the three months ended March 31, 2007 that is included in antitrust litigation benefit, net in the unaudited condensed consolidated statement of operations and comprehensive income. No such gain was recorded during the three months ended June 30, 2007. Gain of $57.9 million and $97.7 million, was recorded during the three and six ended June 30, 2006, respectively, that is included in antitrust litigation benefit, net in the unaudited condensed consolidated statement of operations and comprehensive income.
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. As part of the new rates, the CRB established a new “minimum fee” applicable to commercial webcasters, including the Company. The CRB determined that webcasters must pay a minimum fee of $500 per channel. The decision is not clear regarding how the minimum fee would apply to radio services like those delivered by the Company which enable users to customize the channel or which use an algorithm to help ensure that the channel reflects the relevant genre or artists. Currently, the CRB decision is being appealed to the United States Court of Appeals. Depending upon how the minimum fee provision is interpreted, if the CRB’s minimum fee decision is upheld on appeal the Company could incur additional liability for minimum fees relating to its provision of Internet radio. At this time, the amount of this potential liability is not determinable. Prior to the April 2007 CRB decision, webcasting services were subject to a $2,500 per webcaster yearly minimum fee.
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
     The Company’s customers consist primarily of end users located in the U.S., Republic of Korea, and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
United States	$88,035	$66,542	$172,589	$132,242
Europe	20,522	15,925	38,232	29,830
Republic of Korea	18,885	—	37,284	—
Rest of the World	8,729	6,942	17,538	13,939

Total net revenue	$136,171	$89,409	$265,643	$176,011

     The Company’s segments are defined as follows:
     Consumer Products and Services segment primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass and SuperPass; sales and distribution of third-party software and services; sales of digital content such as music and game downloads; sales of premium versions of RealPlayer and related products; and advertising. These products and services are

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sold and provided primarily through the Internet and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.
     Technology Products and Solutions segment includes revenue from: sales of ringback tone, music-on-demand, video-on-demand, messaging, and information services; sales of media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; support and maintenance services sold to customers who purchase software products; broadcast hosting services; and consulting and professional services that are offered to customers. These products and services are primarily sold to corporate customers.
     Revenue by segment is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Consumer products and services	$87,115	$77,442	$172,155	$152,253
Technology products and solutions	49,056	11,967	93,488	23,758

Total net revenue	$136,171	$89,409	$265,643	$176,011

     Consumer Products and Services revenue is comprised of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Music	$36,801	$30,118	$70,928	$59,036
Media Software and services	25,419	26,127	52,430	53,404
Games	24,895	21,197	48,797	39,813

Total consumer products and service revenue	$87,115	$77,442	$172,155	$152,253

     Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	June 30,	December 31,
	2007	2006
United States	$175,030	$172,846
Republic of Korea	247,996	256,032
Europe	50,840	26,807
Rest of the World	7,455	6,289

Total long-lived assets	$481,321	$461,974

     Net assets by geographic location are as follows (in thousands):

	June 30,	December 31,
	2007	2006
United States	$516,961	$621,532
Republic of Korea	340,577	314,106
Europe	53,697	26,298
Rest of the World	8,171	7,830

Total net assets	$919,406	$969,766

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Goodwill is assigned to the Company’s segments as follows (in thousands):

	June 30,	December 31,
	2007	2006
Consumer products and services	$137,568	$131,997
Technology products and solutions	187,441	177,125

Total goodwill	$325,009	$309,122

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
     Reconciliation of segment operating income (loss) to income (loss) before income taxes for the three months ended June 30, 2007 is as follows (in thousands):

	Consumer Products	Technology Products	Reconciling
	and Services	and Solutions	Amounts	Consolidated
Net revenue	$87,115	$49,056	$—	$136,171
Cost of revenue	28,898	20,301	—	49,199

Gross profit	58,217	28,755	—	86,972

Other operating expenses	54,425	37,724	—	92,149

Operating income (loss)	3,792	(8,969)	—	(5,177)
Total non-operating income, net	—	—	8,682	8,682

Income (loss) before income taxes	$3,792	$(8,969)	$8,682	$3,505

     Reconciliation of segment operating income (loss) to income (loss) before income taxes for the three months ended June 30, 2006 is as follows (in thousands):

	Consumer Products	Technology Products	Reconciling
	and Services	and Solutions	Amounts	Consolidated
Net revenue	$77,442	$11,967	$—	$89,409
Cost of revenue	24,415	2,231	—	26,646

Gross profit	53,027	9,736	—	62,763

Antitrust litigation benefit, net	—	—	(57,858)	(57,858)
Other operating expenses	56,463	14,499	—	70,962

Operating income (loss)	(3,436)	(4,763)	57,858	49,659
Total non-operating income, net	—	—	11,740	11,740

Income (loss) before income taxes	$(3,436)	$(4,763)	$69,598	$61,399

     Reconciliation of segment operating income (loss) to income (loss) before income taxes for the six months ended June 30, 2007 is as follows (in thousands):

	Consumer Products	Technology Products	Reconciling
	and Services	and Solutions	Amounts	Consolidated
Net revenue	$172,155	$93,488	$—	$265,643
Cost of revenue	56,712	38,430	—	95,142

Gross profit	115,443	55,058	—	170,501

Antitrust litigation benefit, net	—	—	(60,747)	(60,747)
Other operating expenses	109,584	73,098	—	182,682

Operating income (loss)	5,859	(18,040)	60,747	48,566
Total non-operating income, net	—	—	18,119	18,119

Income (loss) before income taxes	$5,859	$(18,040)	$78,866	$66,685

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Reconciliation of segment operating income (loss) to income (loss) before income taxes for the six months ended June 30, 2006 is as follows (in thousands):

	Consumer Products	Technology Products	Reconciling
	and Services	and Solutions	Amounts	Consolidated
Net revenue	$152,253	$23,758	$—	$176,011
Cost of revenue	49,166	4,233	—	53,399

Gross profit	103,087	19,525	—	122,612
Loss on excess office facilities	—	—	738	738
Antitrust litigation benefit, net	—	—	(97,693)	(97,693)
Other operating expenses	110,342	28,028	—	138,370

Operating income (loss)	(7,255)	(8,503)	96,955	81,197
Total non-operating income, net	—	—	19,836	19,836

Income (loss) before income taxes	$(7,255)	$(8,503)	$116,791	$101,033

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
•	future revenues, income taxes, net income per diluted share, acquisition costs and related amortization, and other measures of results of operations;

•	the effects of acquiring WiderThan, Sony NetServices GmbH (SNS), and Exomi Oy (Exomi), including our position as a technology services provider for leading wireless carriers;

•	plans, strategies and expected opportunities for growth, increased profitability and innovation in 2007 and future years;

•	the expected growth and profitability of our Technology Products and Solutions business;

•	the financial performance and growth of our Games business, including future international growth;

•	the migration of our Media Software and Services businesses from general purpose subscription businesses toward premium services and free-to-consumer services, the popularity of the RealPlayer and our expected introduction of new products and innovations in our Media Software and Services business;

•	our ability to grow our Music business, including opportunities for us to become the platform of choice for the Consumer Electronics industry, the integration of our Rhapsody DNA into the digital devices of an expanding list of partners and our plans to introduce additional innovations;

•	the effect of future interoperability on our Music business, the significance of growth opportunities in the digital music market and our expectations for short-term progress and long-term success in our Music business;

•	our financial position, planned capital expenditures, and the availability of capital resources;

•	our expectations regarding acquisition activity in 2007 and our focus on the integration of completed acquisitions;

•	future competition; and

•	the degree of seasonality in our revenue.
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
Overview
     We are a leading creator of digital media services and software. Consumers use our services and software, such as Rhapsody, RealArcade, and RealPlayer to find, play, purchase, and manage free and premium digital content, including music, games, and video. Broadcasters, cable and wireless communication companies, media companies and enterprises, such as Verizon Wireless and AT&T in the U.S. and SK Telecom in the Republic of Korea (South Korea), use our digital media applications and services to create, secure and deliver digital media to PCs, mobile phones, portable music players and other consumer electronics devices and to provide entertainment services to their subscribers.
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
     In recent years, we have focused our efforts on growing our consumer businesses through both internal initiatives and strategic acquisitions of businesses and technologies. We have also increased our focus on “free-to-consumer” products and services, such as our Rhapsody.com website and our introduction of downloadable games containing in-game advertising. These products and services generate advertising revenue and are also designed to increase the exposure of our paid digital music and games products and services to consumers. As a result, revenue in our Consumer Products and Services segment grew 12% from the second quarter of 2006.

     Revenue in 2007 from our Technology Products and Solutions segment grew significantly compared to 2006, increasing by 310%. This increase was driven primarily by our acquisitions of WiderThan in October 2006 and SNS during the second quarter of 2007. WiderThan is a leader in delivering integrated digital entertainment solutions to communications service providers worldwide. WiderThan’s applications, content, and services enable wireless carriers to provide a broad range of mobile entertainment to their subscribers, including ringback tones, music-on-demand, mobile games, ringtones, messaging, and information services. We expect revenue in our Technology Products and Solutions segment to grow as a percentage of total revenue and in absolute dollars during 2007 as it will include a full year of the results of operations of WiderThan. We also believe that WiderThan’s technology platform and history of wireless innovation will assist our strategy of moving our content and services beyond the PC to multiple platforms.
     On May 15, 2007, we acquired all of the outstanding securities of SNS for $12.8 million in cash payments, including $902,000 in direct acquisition related costs. SNS is located in Salzburg, Austria and is a provider of end-to-end white label digital music services to mobile operators in Europe. We believe that combining SNS’ assets and technology with our existing business will enhance our digital music offerings in the European market.
     On June 8, 2007, we acquired all of the outstanding securities of Exomi in exchange for $11.2 million in cash payments, including $468,000 in direct acquisition related costs. We may be obligated to pay an additional €3.6 million ($4.9 million at June 30, 2007) over a three-year period, dependent on whether certain performance criteria are achieved. Exomi is located in Helsinki, Finland and is a provider of short message service (SMS) messaging and gateway products and services with customers primarily in Europe and Latin America. We believe that combining Exomi’s assets and network with our products and services will enhance our presence in the Latin American market.
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
     We recognize revenue under the residual method for multiple element software arrangements when VSOE exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, under SOP No. 97-2. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of the arrangement’s undelivered elements such as Post Contract Support (PCS), and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses. VSOE for PCS is established on standard products for which no installation or customization is required based upon amount charged when PCS is sold separately. For multiple element software arrangements involving significant production, modification, or customization of the software, which are accounted for in accordance with the provisions of SOP No. 81-1, VSOE for PCS is established if customers have an optional renewal rate specified in the arrangement and the rate is substantive.
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
     In accordance with FIN No. 48, we recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, we had approximately $300,000 of accrued interest and penalties related to uncertain tax positions, which is included as a component of the $5.3 million of unrecognized tax benefit noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of June 30, 2007, we do not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     We file numerous consolidated and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993.
Revenue by Segment
     Revenue by segment is as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	Change	2006	2007	Change	2006
Consumer products and services	$87,115	12%	$77,442	$172,155	13%	$152,253
Technology products and solutions	49,056	310	11,967	93,488	294	23,758

Total net revenue	$136,171	52%	$89,409	$265,643	51%	$176,011

     Revenue by segment as a percentage of total net revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consumer products and services	64%	87%	65%	87%
Technology products and solutions	36	13	35	13

Total net revenue	100%	100%	100%	100%

     Consumer Products and Services. Consumer Products and Services primarily includes revenue from: digital media subscription services such as Rhapsody, RadioPass, GamePass, FunPass and SuperPass and stand-alone subscriptions; sales and distribution of third-party software and services; sales of digital content such as music and game downloads; sales of premium versions of our RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet and we charge customers’ credit cards at the time of sale. Billings for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.
     Consumer Products and Services revenue increased 12% and 13%, respectively, during the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, due primarily to increased sales of our Music and Games products. Additional factors contributing to the change in revenue are discussed below in the sections included within Consumer Products and Services revenue. We believe the growth in our Music and Games is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements and increasing consumer acceptance and adoption of digital media products and services. We cannot predict with accuracy how these product offerings will perform in the future, at what rate digital media products and services will grow, if at all, or the nature or potential impact of anticipated competition.
     Technology Products and Solutions. Technology Products and Solutions revenue is derived from products and services that enable wireless carriers, cable companies, and other media and communications companies to distribute digital media content to PCs, mobile phones, and other non-PC devices. Technology Products and Solutions that we sell as application services consist of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging, and are primarily sold to wireless carriers. Technology Products and Solutions that we sell as software consist of Helix system software and related authoring and publishing tools, digital rights management technology, messaging gateways, and support and maintenance services that we sell to customers who purchase these products. We also offer broadcast hosting and consulting services to our customers. These products and services are primarily sold to corporate, government and educational customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered.
     Technology Products and Solutions revenue increased 310% and 294%, respectively, during the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, due primarily to our acquisitions of WiderThan (acquired in October 2006) and SNS (acquired in May 2007). For the remainder of 2007, we expect Technology Products and Solutions revenue to continue to increase in absolute dollars and as a percentage of total revenue as compared to the same period in 2006 because future quarters in 2007 will include revenue from these acquisitions and from our acquisition of Exomi completed in June 2007. We also believe that sales of certain of our business software products will continue to be substantially affected by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products. No assurance can be given when, or if, we will experience increased sales of our Technology Products and Solutions to customers in these markets.
Consumer Products and Services Revenue
     A further analysis of our Consumer Products and Services revenue is as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	Change	2006	2007	Change	2006
Music	$36,801	22%	$30,118	$70,928	20%	$59,036
Media software and services	25,419	(3)	26,127	52,430	(2)	53,404
Games	24,895	17	21,197	48,797	23	39,813

Total consumer products and services revenue	$87,115	12%	$77,442	$172,155	13%	$152,253

     Music. Music revenue primarily includes revenue from: our Rhapsody and RadioPass subscription services; sales of digital music content through our Rhapsody service and our RealPlayer music store; and advertising from our music websites. Music revenue increased 22% during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, due primarily to growth in subscription revenue from our subscription-based music products and advertising, which together accounted for all of this increase.

Music revenue increased 20% during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due primarily to growth in subscription revenue from our subscription-based music products and advertising, which together accounted for this increase. We believe the continued growth of our Music revenue is due primarily to the broader acceptance of paid online music services and the increased focus of our marketing efforts on our music offerings.
     Media Software and Services. Media Software and Services revenue primarily includes revenue from: our SuperPass and stand-alone premium video subscription services; RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to our Music and Games businesses. Media Software and Services revenue decreased 3% and 2%, respectively, during the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006. The decreases were due primarily to a shift in our marketing and promotional efforts towards our Music and Games subscription services, which we believe represent a greater growth opportunity for us.
     Games. Games revenue primarily includes revenue from: the sale of individual games through our RealArcade service and our Games related websites including GameHouse, Mr. Goodliving, Zylom (acquired in January 2006), and Atrativa (acquired in November 2006); our GamePass and FunPass subscription service; and advertising through RealArcade and our Games related websites. Games revenue increased 17% and 23%, respectively, during the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006, due primarily to increased advertising and subscription revenue generated through our RealArcade service and our websites, including Zylom and GameHouse. Advertising and subscription revenue accounted for 83% and 89%, respectively, of this revenue increase; no other single factor contributed materially to the change during the periods. We believe the increased focus of our marketing efforts on our Games business, the addition of new game titles to our RealArcade, GamePass, and FunPass offerings, and our focus on in-game advertising, will contribute to continued growth in our Games business.
Geographic Revenue
     Revenue by geographic region is as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	Change	2006	2007	Change	2006
United States	$88,035	32%	$66,542	$172,589	31%	$132,242
Europe	20,522	29	15,925	38,232	28	29,830
Republic of Korea	18,885	n/a	—	37,284	n/a	—
Rest of the world	8,729	26	6,942	17,538	26	13,939

Total net revenue	$136,171	52%	$89,409	$265,643	51%	$176,011

     Revenue in the U.S. increased 32% and 31%, respectively, during the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006, due primarily to our acquisition of WiderThan and the growth of our Music and Games businesses. See Consumer Products and Services Revenue —Music and —Games above for further discussion of these changes. Revenue in Europe increased 29% and 28%, respectively, during the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006, due primarily to the continued growth of our Games business and the acquisition of SNS and Zylom. Revenue in the Republic of Korea resulted directly from our acquisition of WiderThan.
Revenue
     License fees and Service revenue in accordance with SEC regulations, is as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	Change	2006	2007	Change	2006
License fees	$22,212	(3)%	$22,850	$44,049	(3)%	$45,486
Service revenue	113,959	71	66,559	221,594	70	130,525

Total net revenue	$136,171	52%	$89,409	$265,643	51%	$176,011

     License fees and Service revenue as a percentage of total revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
License fees	16%	26%	17%	26%
Service revenue	84	74	83	74

Total net revenue	100%	100%	100%	100%

     License Fees. License fees primarily include revenue from: sales of content such as game downloads and digital music tracks; sales of our media delivery system software; sales of premium versions of our RealPlayer Plus and related products; sales of messaging gateways to mobile carriers; and sales of third-party products. License fees include revenue from both our Consumer Products and Services and Technology Products and Solutions segments. A decrease in online sales of individual tracks through our Rhapsody music subscription service and our RealPlayer Music Store accounted for nearly all of the 3% decrease in license fees during each of the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006.
     Service Revenue. Service revenue primarily includes revenue from: digital media subscription services such as SuperPass, Rhapsody, RadioPass, GamePass, FunPass and stand-alone subscriptions; sales of application services sold to wireless carriers to deliver ringback tones, music-on-demand, video-on-demand, messaging, and information services to wireless carriers’ customers; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting and consulting services that we offer to our customers; distribution of third-party software; and advertising. Service revenue includes revenue from both our Consumer Products and Services and Technology Products and Solutions segments. Service revenue increased 71% and 70%, respectively, during the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006. Sales of application services to wireless carriers, including ringback tones, music-on-demand, inter-carrier messaging, and video-on-demand services, primarily obtained from our acquisition of WiderThan, accounted for 82% and 79%, respectively, of the increases in service revenue; no other single factor contributed materially to the change during the periods.
Deferred Revenue
     Deferred revenue is comprised of unrecognized revenue and prepayments related to application services, unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Total deferred revenue at June 30, 2007 was $40.0 million compared to $27.6 million at December 31, 2006. Substantially all of the increase in deferred revenue was due to prepayments from wireless carriers for applications to deliver ringback tone, music-on-demand, and video-on-demand services.
Cost of Revenue by Segment
     Cost of revenue by segment is as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	Change	2006	2007	Change	2006
Consumer products and services	$28,898	18%	$24,415	$56,712	15%	$49,166
Technology products and solutions	20,301	810	2,231	38,430	808	4,233

Total cost of revenue	$49,199	85%	$26,646	$95,142	78%	$53,399

     Cost of revenue as a percentage of segment revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consumer products and services	33%	32%	33%	32%
Technology products and solutions	41	19	41	18
Total cost of revenue	36	30	36	30
     Cost of Consumer Products and Services. Cost of Consumer Products and Services revenue consist primarily of cost of content and delivery of the content included in our digital media subscription service offerings; royalties paid on sales of games, music and other third-party products; amounts paid for licensed technology; costs of product media, duplication, manuals and packaging materials; hardware devices and accessories; and fees paid to third-party vendors for order fulfillment and support services. Cost of Consumer Products and Services increased 18% and 15%, respectively, during the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006. Increase in content and licensing costs related to increase in the number of Music and Games products and services sold resulted in 83% and 92%, respectively, of these increases. No other single factor contributed materially to the change.
     Cost of Technology Products and Solutions. Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to third-party vendors for order fulfillment, cost of personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Increased personnel, support, and related costs for the acquired operations of WiderThan accounted for substantially all of the 810% and 808%, respectively, increase in cost of Technology Products and Solutions revenue during the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006.
Cost of Revenue
     Cost of revenue is as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	Change	2006	2007	Change	2006
License fees	$7,882	(16)%	$9,329	$16,174	(16)%	$19,190
Service revenue	41,317	139	17,317	78,968	131	34,209

Total cost of revenue	$49,199	85%	$26,646	$95,142	78%	$53,399

     Cost of revenue as a percentage of related revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
License fees	35%	41%	37%	42%
Service revenue	36	26	36	26
Total cost of revenue	36	30	36	30
     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, amortization of acquired technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees decreased 16% in each of the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006 due primarily to the decrease in online sales of individual songs through our Rhapsody subscription service and our RealPlayer Music Store as well as lower amortization of acquired technology related to assets that became fully amortized during the periods. Decreases in these costs accounted for 59% and 51% of the decline in the respective periods; no other single factor contributed materially to the change.
     Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings, cost of in-house and contract personnel providing support, amortization of acquired technology, and consulting services, royalties, and expenses incurred in providing our streaming media hosting services. Content costs are expensed over the period the content is available to our subscription services customers. Cost of service revenue increased 139% and 131%, respectively, during the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006, due primarily to the acquisition of WiderThan. Costs related to the development and delivery of application services sold to wireless carriers accounted for 73% and 75%, respectively, of the increase in cost of service revenue; no other single factor contributed materially to the change during the periods.

Operating Expenses
Research and Development
     Research and development expenses consist primarily of salaries and related personnel costs, expense associated with stock-based compensation, and consulting fees associated with product development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and developments costs and changes are as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	Change	2006	2007	Change	2006
Research and development	$25,005	34%	$18,684	$48,484	32%	$36,783
As a percentage of total net revenue	18%		21%	18%		21%
     Research and development expenses, including non-cash stock-based compensation, increased 34% during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, due primarily to an overall increase in personnel and related costs, which include costs related to WiderThan (acquired in October 2007) and SNS (acquired in May 2007). Personnel and related costs accounted for 65% of the total increase in research and development costs; no other single factor contributed materially to the increase during the period. The decrease in research and development expenses as a percentage of total net revenue is due primarily to a higher growth in total net revenue.
     Research and development expenses increased 32% during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due primarily to an overall increase in personnel and related costs, which include costs related to WiderThan (acquired in October 2007) and SNS (acquired in May 2007). These personnel and related costs accounted for 66% of the total increase in research and development costs; no other single factor contributed materially to the increase during the period. The decrease in research and development expenses as a percentage of total net revenue is due primarily to a higher growth in total net revenue.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing costs and changes are as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	Change	2006	2007	Change	2006
Sales and marketing	$50,081	32%	$37,961	$99,781	35%	$74,044
As a percentage of total net revenue	37%		42%	38%		42%
     Sales and marketing expenses, including non-cash stock-based compensation, increased 32% during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. Personnel and related costs accounted for 47% of the total increase in sales and marketing expenses including costs related to WiderThan (acquired in October 2007) and SNS (acquired in May 2007). An additional 27% of the increase in sales and marketing expenses was due to an increase in amortization of other intangible assets capitalized in our acquisition of WiderThan and SNS. No other single factor contributed materially to the increase during the period. The decrease in sales and marketing expenses as a percentage of total net revenue is due to a higher growth in total net revenue.
     Sales and marketing expenses, including non-cash stock-based compensation, increased 35% during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Personnel and related costs accounted for 48% of the total increase in sales and marketing expenses including costs related to WiderThan (acquired in October 2007) and SNS (acquired in May 2007). An additional 25% of the increase in sales and marketing expenses was due to an increase in amortization of other intangible assets capitalized in our acquisition of WiderThan and SNS. No other single factor contributed materially to the increase during the period. The decrease in sales and marketing expenses as a percentage of total net revenue is due to a higher growth in total net revenue.

General and Administrative
     General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and changes are as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	Change	2006	2007	Change	2006
General and administrative	$17,063	19%	$14,317	$34,417	25%	$27,543
As a percentage of total net revenue	13%		16%	13%		16%
     General and administrative expenses, including non-cash stock-based compensation, increased 19% during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. Personnel and related costs, including costs related to WiderThan (acquired in October 2007) and SNS (acquired in May 2007) and consulting and professional services accounted for substantially all of the increase in general and administrative expenses during the period. The decrease in general and administrative expenses as a percentage of total net revenue is due to a higher growth in total net revenue.
     General and administrative expenses, including non-cash stock-based compensation, increased 25% during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Personnel and related costs, including costs related to WiderThan (acquired in October 2007) and SNS (acquired in May 2007) and consulting and professional services accounted for substantially all of the increase in general and administrative expenses during the period. The decrease in general and administrative expenses as a percentage of total net revenue is due to a higher growth in total net revenue.
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
     During the quarter ended March 31, 2006, we increased our loss estimate by $738,000 to account for building operating expenses that are not expected to be recovered under the terms of the existing sublease agreements. No such charge was recorded during the six months ended June 30, 2007.
     The total accrued loss of $12.7 million at June 30, 2007 is shown net of expected future sublease income of $8.8 million, which was committed under sublease contracts at the time of the estimate. We regularly evaluate the market for office space in the cities where we have operations. If the market for such space declines further in future periods, we may have to revise our estimates further, which may result in additional losses on excess office facilities.
Antitrust Litigation Benefit, Net
     On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. Antitrust litigation benefit, net consist of settlement income, legal fees, personnel costs, communications, equipment, technology and other professional services costs incurred directly attributable to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union. No antitrust litigation benefit, net was recorded during the quarter ended June 30, 2007. Antitrust litigation benefit, net of $60.7 million was recorded during the quarter ended March 31, 2007 when we received the final payment under the settlement. Antitrust litigation benefit, net of $57.9 million and $97.7 million was recorded during the quarter and six months ended June 30, 2006, respectively.

Other Income, Net
     Other income, net consists primarily of: interest income on our cash, cash equivalents, trading securities, and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt and equity in net loss of investments. Other income, net and quarter-over-quarter changes are as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	Change	2006	2007	Change	2006
Interest and other, net	$8,065	(14)%	$9,381	$17,167	(1)%	$17,360
Gain on sale of equity investments	132	(94)	2,286	132	(94)	2,286
Equity in net loss of investments	—	n/a	—	(132)	n/a	—
Other income, net	485	564	73	952	401	190

Other income, net	$8,682	(26)%	$11,740	$18,119	(9)%	$19,836

     Other income, net decreased during 2007 due primarily to a decrease in interest income due to a decrease in our average investment balance. The decline in the average investment balance is due to the use of cash for acquisition and stock buy-backs. The decline in 2007 was also due to the decrease in gain on sale of equity investments partially offset by the decrease in equity in net loss of investments.
     As of March 31, 2007, the carrying value of equity investments in publicly traded companies consists primarily of approximately 10.6% of the outstanding shares of J-Stream Inc., a Japanese media services company. The market value of these shares has increased from the original cost of $913,000, resulting in a carrying value of $11.6 million and $20.2 million as of June 30, 2007 and December 31, 2006, respectively. These equity investments are accounted for as available-for-sale and the increase over the cost basis, net of income taxes, is reflected as a component of accumulated other comprehensive income. Although the carrying value of our J-Stream investment was $11.6 million at June 30, 2007, there can be no assurance that any gain can be realized through the disposition of these shares because the market for these shares is relatively limited and the share price is volatile.
Income Taxes
     During the quarters ended June 30, 2007 and 2006, we recognized income tax expense of $2.2 million and $22.5 million, respectively, related to U.S. and foreign income taxes. During the six months ended June 30, 2007 and 2006, we recognized income tax expense of $25.4 million and $37.3 million, respectively, related to U.S. and foreign income taxes. The decrease in income tax expense is a result of the change in income before income tax primarily related to the decline in settlement income from Microsoft. The increase in tax expense as a percentage of pre-tax income during the three months ended June 30, 2007 was the result of our lower net income combined with non-deductibility of losses in certain foreign jurisdictions.
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

     During the quarter ended March 31, 2007, WiderThan Americas, Inc. (WTA) became a directly wholly-owned subsidiary of RealNetworks, Inc. WTA was previously a wholly-owned subsidiary of WiderThan Co., Ltd. The restructuring decreased our deferred tax liabilities and goodwill by $1.8 million.
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
Liquidity and Capital Resources
     The following summarizes working capital, cash, cash equivalents, trading securities, short-term investments, and restricted cash (in thousands):

	June 30,	December 31,
	2007	2006
Working capital	$521,244	$584,125
Cash, cash equivalents, trading securities, and short-term investments	613,763	678,920
Restricted cash	15,500	17,300
     Working capital decreased primarily due to the use of $107.9 million for the repurchase of our common stock offset by cash generated from operations. Restricted cash declined by $1.8 million due to a change in the contractual terms of the related letter of credit.
     The following summarizes cash flows (in thousands):

	June 30,	June 30,
	2007	2006
Cash (used in) provided by operating activities	$(206,296)	$59,982
Cash used in investing activities	(3,946)	(27,062)
Cash used in financing activities	(95,032)	(62,450)
     Net use of cash in operating activities in 2007 was primarily for the purchase of trading securities of $270.0 million, increase in accounts receivable and deferred costs of $12.7 million, and decrease in accounts payable of $6.6 million offset by net income, including antitrust litigation benefit, net of $60.7 million, and an increase in deferred revenue of $11.9 million and accrued and other liabilities of $3.0 million. Trading securities were purchased to generate capital gains to offset capital loss carryforwards. Operating activities provided cash in 2006 primarily from net income, including antitrust litigation benefit, net of $97.7 million, offset by an increase in accrued and other liabilities of $44.9 million.
     In 2007, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $11.5 million as well as the additional purchase price for the achievement of performance criteria paid to the selling shareholders of Zylom and the acquisitions of SNS and Exomi of an aggregate of $25.4 million. In 2006, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $5.4 million as well as the acquisition of Zylom of $7.1 million. Sales and maturities net of purchases of short-term investments provided cash of $31.6 million during 2007. Purchases net of proceeds from sales and maturities of short-term investments used cash of $16.4 million during 2006.

     Financing activities used cash for the repurchase of our common stock of $107.9 million and $97.0 million during 2007 and 2006, respectively. The use of cash was partially offset by cash received from sale of common stock under employee stock purchase plan and exercise of stock options of $12.3 million and $34.5 million during 2007 and 2006, respectively.
     In April 2006, the Company’s Board of Directors authorized a share repurchase program of up to an aggregate of $100.0 million of the Company’s outstanding common stock. During the quarter ended March 31, 2007, we purchased 9.8 million shares at an average cost of $7.99 per share for an aggregate value of $78.5 million. No amounts remained authorized for repurchase under the repurchase program as of March 31, 2007.
     In May 2007, our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of our outstanding common stock. The May 2007 program replaces the April 2006 program. During the quarter ended June 30, 2007, we purchased 3.5 million shares at an average cost of $8.31 per share for an aggregate value of $29.4 million. As of June 30, 2007, $70.6 million remained authorized for repurchase under the May 2007 repurchase program.
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
     Our contractual obligations include convertible debt, office leases, and contractual payments due to content and other service providers. As of June 30, 2007, we have $7.5 million of uncertain tax positions in accordance with FIN No. 48. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
     We conduct our operations in ten primary functional currencies: the U.S. dollar, the Korean won, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, and the Singapore dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Korea, Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in won, yen, euros, pounds, and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results during the six months ended June 30, 2007 and 2006.
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
     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of trading and available-for-sale high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments since December 31, 2006. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at June 30, 2007, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $1.7 million during the remainder of 2007.
     Investment Risk. As of June 30, 2007, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. No impairment charge was recorded during any of the periods presented.
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
     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results during the six months ended June 30, 2007 and 2006.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     In June 2003, a lawsuit was filed against the Company and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” Friskit sought to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The court granted the Company’s motion for summary judgment on July 26, 2007 and invalidated all claims on grounds of obviousness. Friskit has a 30-day period to appeal the court’s ruling.
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
     Our operating results could be adversely impacted by the loss of subscription revenue. Internet subscription businesses are a relatively new media delivery model and we cannot predict with accuracy our long-term ability to maintain or increase subscription revenue. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared to competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. In recent periods, we have seen an increase in the number of gross customer cancellations of our subscription services due in part to an increasingly large subscriber base. As our subscription business evolves, we have increased our focus on “free-to-consumer” products and services. In addition, certain subscription based products and services with mobile carriers and broadband service providers are sold on a flat-fee or revenue-share basis. It is not clear what the long-term impact of this evolution will have on our subscription revenue.
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
RealPlayer 11 may not achieve consumer or market acceptance and may be subject to legal challenge.
     We recently launched a new version of our media delivery software, RealPlayer 11. Consumers can use RealPlayer 11 to record and download videos from websites on the Internet with a single click on a “Download this Video” button that appears in the consumer’s web browser when a video is playing. Consumers can also simultaneously download and record multiple videos in a number of popular formats and can save the videos to CDs with the free version of RealPlayer 11 and to DVDs with a premium version that can be purchased through our websites. We cannot predict the rate of adoption or level of usage of RealPlayer 11 or whether it will lead to increased sales of any of our consumer products or services.
     There are other risks associated with the distribution of RealPlayer 11, including the risk that content owners may claim that the recording and downloading of their content with RealPlayer 11 infringes their intellectual property rights even though RealPlayer 11 automatically recognizes and will not download content protected by digital rights management. It is possible that content owners may allege infringement even though RealPlayer 11 has substantial non-infringing uses. Usage of downloaded content by consumers for other than personal use, including commercial use, may also lead to claims against us for infringement of copyright or other intellectual property rights of third parties. Although we believe RealPlayer 11 is legal, there is no assurance that a court would agree with our position. Responding to these potential claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop distributing or selling, or to redesign, RealPlayer 11, or to pay damages. If we are required to enter into such agreements or take such actions, our operating results may be adversely impacted.
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
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. As part of the new rates, the CRB established a new “minimum fee” applicable to commercial webcasters, including us. The CRB determined that webcasters must pay a minimum fee of $500 per channel. The decision is not clear regarding how the minimum fee would apply to radio services like ours which enable users to customize the channel or which use an algorithm to help ensure that the channel reflects the relevant genre or artists. Currently, the CRB decision is being appealed to the United States Court of Appeals. Depending upon how the minimum fee provision is interpreted, if the CRB’s minimum fee decision is upheld on appeal we could incur additional liability for minimum fees relating to its provision of Internet radio. At this time, the amount of this potential liability is not determinable. Prior to the April 2007 CRB decision, webcasting services were subject to a $2,500 per webcaster yearly minimum fee.
Our consumer businesses face substantial competitive challenges that may prevent us from being successful in those businesses.
     Music. Our online music services face significant competition from traditional offline music distribution competitors and from other online digital music services, as well as online theft or “piracy.” Some of these competing online services have spent substantial amounts on marketing and have received significant media attention, including Apple’s iTunes music download service, which it markets closely with its extremely popular iPod line of portable digital audio players and its recently introduced iPhone. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and also now markets a portable music player and related download software and music service called Zune. We also expect increasing competition from online retailers such as Amazon.com. Our current music service offerings may not be able to compete effectively in this highly competitive market. Our online music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access a wide variety of free content without securing licenses from content providers. Enforcement efforts have not effectively shut down these services and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours.
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
     In order for our digital music services to continue to grow we must design services that interoperate effectively with a variety of hardware products, including portable digital audio players, mobile handsets, home stereos and PCs. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our objectives. To date, Apple has not agreed to design its popular iPod line of portable digital audio players or its new iPhone to function with our music services. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, our business will be harmed.
Risks Related to Our Technology Products and Solutions Business
Our recent acquisitions could expose us to new risks, disrupt our business and adversely impact our results of operations.
     In November 2006, we announced the final results of our tender offer for WiderThan Co., Ltd. (WiderThan) pursuant to which we acquired 99.7% of the outstanding common shares and American Depository Shares of WiderThan. We acquired the remaining 0.3% of WiderThan during the three months ended June 30, 2007. We also acquired SNS and Exomi in May 2007 and June 2007, respectively. The integration of these acquisitions, particularly WiderThan, is continuing and may divert the attention of management and other key personnel from other core business operations, which could adversely impact our financial performance in the near term. Moreover, the integration of WiderThan’s operations into the Company will require expansions to our system of internal controls over financial reporting. Any failure to successfully operate and integrate WiderThan could have an adverse effect on our results of operations.
Our businesses may be adversely affected by developments affecting the South Korean economy amid increased tensions with North Korea.
     With the acquisition of WiderThan, we generate a material portion of our revenue from operations in the Republic of Korea (South Korea). On a consolidated basis, during each of the three and six months ended June 30, 2007 we derived 14% of our revenue from our operations in South Korea and expect that we will generate a significant portion of our revenue from South Korea in the remainder of 2007. Operating in this market subjects us to risks that were not previously relevant to us, including risks associated with the general state of the economy in South Korea and the potential instability of the Democratic People’s Republic of Korea (North Korea).
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
     With our acquisitions of WiderThan, SNS, and Exomi, we now derive a material portion of our revenue from carrier application services. Many of our carrier application services contracts provide for revenue sharing arrangements but we have little control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Moreover, since most of our carrier customer contracts are non-exclusive, it is possible that our wireless carriers could purchase similar application services from third parties, and cease to use our services in the future. As a result, our revenue derived under these agreements may be substantially reduced depending on the pricing and usage decisions of our carrier customers.
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
     In October 2005, we entered into a settlement agreement with Microsoft regarding claims of monopolistic activity which we had made against them. In connection with the settlement, we also entered into two commercial agreements with Microsoft related to our digital music and casual games businesses. The settlement agreement consists of a series of substantial cash payments, all of which have been received by us, and a series of technology agreements between the two companies. We cannot be sure that we will be able to apply the proceeds of the settlement in a way that will improve our operating results or otherwise increase the value of our shareholders’ investments in our stock.
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
     As part of our business strategy, we have acquired technologies and businesses in the past, including as recently as June 2007, and expect that we will continue to do so in the future. The failure to adequately manage the costs and address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business and prevent us from realizing the benefits of the acquisitions.
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
     Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition. These operational risks include:
•	difficulties and expenses in assimilating the operations, products, technology, information systems, and/or personnel of the acquired company;

•	retaining key management or employees of the acquired company;

•	entrance into unfamiliar markets, industry segments, or types of businesses;

•	operating and integrating acquired businesses in remote locations;

•	integrating and managing businesses based in countries in which we have little or no prior experience;

•	diversion of management time and other resources from existing operations to integration activities for acquired businesses;

•	impairment of relationships with employees, affiliates, advertisers or content providers of our business or acquired business; and

•	assumption of known and unknown liabilities of the acquired company, including intellectual property claims.
Our strategic investments may not be successful and we may have to recognize expenses in our income statement in connection with these investments.
     We have made, and in the future we may continue to make, strategic investments in other companies, including joint ventures. These investments often involve immature and unproven businesses and technologies and involve a high degree of risk. We could lose the entire amount of our investment. No assurance can be made that we will realize the anticipated benefits from any of our strategic investments.
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
     A key part of our strategy is to develop localized products and services in international markets through subsidiaries, branch offices and joint ventures, if we do not successfully implement this strategy, we may not recoup our international investments and we may fail to develop or maintain worldwide market share. In addition, our recent acquisitions of Exomi, SNS, WiderThan, Zylom, and Mr. Goodliving have increased our revenue from our international operations. Our international operations involve risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language, and cultural differences, different or conflicting laws and regulations, taxes, and exchange rate fluctuations. Any of these factors could harm operating results and financial condition. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements.
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
     From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. Currently we are investigating or litigating a variety of such pending claims, some of which are described in Part II of this report under the heading “Legal Proceedings.”
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
     On January 1, 2006, we adopted the provisions of, and started accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s Statement of Financial Accounting Standard (SFAS) No. 123R — revised 2004, Share Based Payment, which requires a company to recognize, as an expense, the fair value of stock options and other stock-based compensation. We are required to record an expense for our stock-based compensation plans using the fair value method as described in SFAS No. 123R, which results in the recognition of significant and ongoing accounting charges, for which we recorded an expense of $5.6 million and $3.7 million during the three months ended June 30, 2007 and 2006, respectively, and $11.3 million and $7.3 million during the six months ended June 30, 2007 and 2006, respectively, in our condensed consolidated statement of operations. Stock options are also a key part of the compensation packages that we offer our employees. If we are forced to curtail our broad-based option program due to these additional charges, it may become more difficult for us to attract and retain employees.
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
     The trading price of our common stock has been highly volatile. For example, during the 52-week period ended June 30, 2007, the price of our common stock ranged from $7.51 to $11.94 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, changes in financial estimates, recommendations by securities analysts, changes in the competitive environment, as well as any of the other risk factors described above.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	During the quarter ended June 30, 2007, the Company issued and sold unregistered securities as follows:
(1)	On June 29, 2007, the Company issued an aggregate of 2,997 shares of Common Stock to three non-employee directors as compensation for board service during the first quarter of 2007 pursuant to the RealNetworks, Inc. Amended and Restated 2005 Stock Incentive Plan. The aggregate value of the shares was $25,000. The shares were issued in reliance on Section 4(2) under the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.
(b)	Not applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     In May 2007, our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of our outstanding common stock. Below is a summary of share repurchases during the quarter ended June 30, 2007.

All of the repurchases in the table below were made through the Board of Directors authorized share repurchase program. No purchases were made in April 2007.
     For further information regarding our share repurchase plan see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements.

	Total Number of
	Shares Repurchased	Average Price Paid
Period	(in thousands)	Per Share
5/1/2007 — 5/31/2007	1,448	$8.43
6/1/2007 — 6/30/2007	2,092	8.23

Total	3,540	$8.31

Item 3. Default Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
     An Annual Meeting of Shareholders (Annual Meeting) of the Company was held on June 25, 2007. The matters voted on at the Annual Meeting and votes cast on such matters were as follows:
     The election of three Class 1 directors to serve until the 2010 Annual Meeting of Shareholders, or until such directors’ earlier retirement, resignation or removal, or the election of their successors.

Directors Elected	For	Withheld
Eric A. Benhamou	140,891,103	1,378,770
Edward Bleier	141,071,644	1,198,229
Kalpana Raina	141,080,707	1,189,166
     The terms of the following directors continued after the Annual Meeting:
Jonathan D. Klein
James W. Breyer
Robert Glaser
Jeremy Jaech
     The approval of amendments to the Company’s 2005 Stock Incentive Plan, including the authorization of the issuance of a total of 15,000,000 shares of the Company’s Common Stock.

Votes
For	71,766,499
Against	46,682,724
Broker non-votes	23,508,109
Abstain	312,541
     The approval of the Company’s 2007 Employee Stock Purchase Plan.

Votes
For	112,761,377
Against	5,704,017
Broker non-votes	23,508,109
Abstain	296,370

     The ratification of the appointment of KPMG LLP as the Company’s registered public accounting firm for the fiscal year ending December 31, 2007.

Votes
For	139,587,956
Against	2,311,344
Broker non-votes	—
Abstain	370,573
Item 5. Other Information
None
Item 6. Exhibits
Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description
3.1	Amended and Restated Bylaws of RealNetworks, Inc. adopted April 24, 2007 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007)

10.1	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated on June 25, 2007 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2007)

10.2	RealNetworks, Inc. 2007 Employee Stock Purchase Plan

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2007.

REALNETWORKS, INC.

By:	/s/ Michael Eggers

Michael Eggers
Title: Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Bylaws of RealNetworks, Inc. adopted April 24, 2007 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007)

10.1	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated on June 25, 2007 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2007)

10.2	RealNetworks, Inc. 2007 Employee Stock Purchase Plan

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002