Form 10-Q
period 2007-09-30
REALNETWORKS INC
filed 2007-11-09
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-23137
RealNetworks, Inc.
(Exact name of registrant as specified in its charter)

Washington	91-628146
(State of incorporation)	(I.R.S. Employer Identification Number)
2601 Elliott Avenue, Suite 1000
Seattle, Washington	98121
(Address of principal executive offices	(Zip Code)
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The number of shares of the registrant’s Common Stock outstanding as of October 31, 2007 was 145,288,749.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$197,738	$525,232
Short-term investments	392,625	153,688
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	80,734	65,751
Deferred costs, current portion	6,280	1,643
Deferred tax assets, net, current portion	224	891
Prepaid expenses and other current assets	27,235	21,990

Total current assets	704,836	769,195

Equipment, software, and leasehold improvements:
Equipment and software	102,337	83,587
Leasehold improvements	30,496	29,665

Total equipment, software, and leasehold improvements, at cost	132,833	113,252
Less accumulated depreciation and amortization	78,676	65,509

Net equipment, software, and leasehold improvements	54,157	47,743
Restricted cash equivalents	15,500	17,300
Equity investments	7,814	22,649
Other assets	7,967	5,148
Deferred tax assets, net, non-current portion	37,584	27,150
Other intangible assets, net	109,681	105,109
Goodwill	337,406	309,122

Total assets	$1,274,945	$1,303,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,241	$52,097
Accrued and other liabilities	119,128	104,328
Deferred revenue, current portion	38,601	24,137
Related party payable	8,025	—
Accrued loss on excess office facilities, current portion	3,398	4,508

Total current liabilities	223,393	185,070
Deferred revenue, non-current portion	2,815	3,440
Accrued loss on excess office facilities, non-current portion	7,563	9,993
Deferred rent	4,503	4,331
Deferred tax liabilities, net, non-current portion	23,634	27,076
Convertible debt	100,000	100,000
Other long-term liabilities	9,884	3,740

Total liabilities	371,792	333,650

Minority interest in Rhapsody America	7,685	—
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 147,512 shares in 2007 and 163,278 shares in 2006	148	162
Additional paid-in capital	680,594	791,108
Accumulated other comprehensive income	14,085	23,485
Retained earnings	200,641	155,011

Total shareholders’ equity	895,468	969,766

Total liabilities and shareholders’ equity	$1,274,945	$1,303,416

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenue (A)	$145,095	$93,676	$410,738	$269,687
Cost of revenue (B)	56,644	28,389	151,786	81,788

Gross profit	88,451	65,287	258,952	187,899

Operating expenses:
Research and development	26,528	18,344	75,012	55,127
Sales and marketing	52,812	37,560	152,593	111,604
Advertising with related party	7,747	—	7,747	—
General and administrative	16,750	14,043	51,167	41,586
Loss on excess office facilities	—	—	—	738

Subtotal operating expenses	103,837	69,947	286,519	209,055
Antitrust litigation benefit, net	—	(61,861)	(60,747)	(159,554)

Total operating expenses, net	103,837	8,086	225,772	49,501

Operating (loss) income	(15,386)	57,201	33,180	138,398

Other income (expenses):
Interest and other, net	7,290	10,618	24,457	27,978
Gain on sale of equity investment	—	—	132	2,286
Equity in net loss of investments	—	—	(132)	—
Minority interest in Rhapsody America	6,466	—	6,466	—
Gain on sale of interest in Rhapsody America	7,946	—	7,946	—
Other income, net	38	242	990	432

Other income, net	21,740	10,860	39,859	30,696

Income before income taxes	6,354	68,061	73,039	169,094
Income taxes	(2,012)	(25,908)	(27,409)	(63,180)

Net income	$4,342	$42,153	$45,630	$105,914

Basic net income per share	$0.03	$0.26	$0.30	$0.66
Diluted net income per share	$0.03	$0.24	$0.27	$0.59

Shares used to compute basic net income per share	149,667	160,578	154,670	160,466
Shares used to compute diluted net income per share	163,094	178,913	169,840	178,551

Comprehensive income:
Net income	$4,342	$42,153	$45,630	$105,914
Unrealized holding gains (losses) on short-term and equity investments, net of income taxes	(3,228)	28	(8,947)	(12,887)
Foreign currency translation gains (losses)	1,206	388	(453)	1,760

Comprehensive income	$2,320	$42,569	$36,230	$94,787

(A) Components of net revenue:
License fees	$23,869	$22,528	$67,918	$68,014
Service revenue	121,226	71,148	342,820	201,673

	$145,095	$93,676	$410,738	$269,687

(B) Components of cost of revenue:
License fees	$8,436	$9,675	$24,610	$28,865
Service revenue	48,208	18,714	127,176	52,923

	$56,644	$28,389	$151,786	$81,788

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$45,630	$105,914
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	32,865	12,480
Stock-based compensation	17,291	12,332
Loss on disposal of equipment, software, and leasehold improvements	275	76
Equity in net loss of investments	132	—
Gain on sale of equity investment	(132)	(2,286)
Accrued loss on excess office facilities	(3,540)	(2,640)
Unrealized gain on trading securities	(5,426)	—
Deferred income taxes	(13,224)	56,508
Purchases of trading securities	(270,000)	—
Minority interest in Rhapsody America	(6,466)	—
Gain on sale of interest in Rhapsody America	(7,946)	—
Other	72	73
Net change in certain operating assets and liabilities, net of acquisitions	3,658	(48,496)

Net cash (used in) provided by operating activities	(206,811)	133,961

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(19,051)	(9,316)
Purchases of short-term investments	(117,762)	(177,868)
Proceeds from sales and maturities of short-term investments	154,251	156,006
Purchases of other intangibles assets	(2,723)	—
Proceeds from sale of equity investments	1,615	2,286
Purchases of equity investments	—	(834)
Decrease in restricted cash equivalents	1,800	—
Cash used in acquisitions, net of cash acquired	(25,316)	(7,086)

Net cash used in investing activities	(7,186)	(36,812)

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	14,058	41,976
Net proceeds from sales of interest in Rhapsody America	15,007	—
Repurchase of common stock	(142,150)	(98,869)

Net cash used in financing activities	(113,085)	(56,893)

Effect of exchange rate changes on cash and cash equivalents	(412)	830

Net increase (decrease) in cash and cash equivalents	(327,494)	41,086
Cash and cash equivalents, beginning of period	525,232	651,971

Cash and cash equivalents, end of period	$197,738	$693,057

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$28,750	$14,181

Supplemental disclosure of non-cash investing and financing activities:
Accrued acquisition costs	$310	$—
Accrued acquisition consideration	$8,596	$2,079
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007 and 2006 and for the Three and Nine Month Periods Then Ended
Note 1. Summary of Significant Accounting Policies
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
     On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody America) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody America as of September 30, 2007. Rhapsody America’s financial position and operating results have been consolidated into RealNetworks’ financial statements since its formation in August 2007. The minority interest’s proportionate share of income (loss) is included in Minority interest in Rhapsody America in the unaudited consolidated statements of operations and comprehensive income. MTVN’s proportionate share of equity is included in Minority interest in Rhapsody America in the unaudited condensed consolidated balance sheet.
     The Company acquired 99.7% of WiderThan Co., Ltd. (WiderThan) during the three months ended December 31, 2006. The Company acquired substantially all of the remaining shares of WiderThan during the three months ended June 30, 2007. The accompanying unaudited condensed consolidated financial statements include 100% of the financial results of WiderThan from the date of acquisition. The minority interest in the earnings of WiderThan for the nine months ended September 30, 2007 was nominal. The minority interest liability related to WiderThan as of September 30, 2007 and December 31, 2006 was nominal.
     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2007. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
     Accounting for Taxes Collected From Customers. The Company collects various types of taxes from its customers, assessed by governmental authorities, that are imposed on and concurrent with revenue-producing transactions. Such taxes are recorded on a net basis and are not included in net revenue of the Company.
     Accounting for Gains on Sale of Subsidiary Stock. The effects of any changes in the Company’s ownership interest resulting from the issuance of equity capital by consolidated subsidiaries are accounted for as either a gain or loss in the statement of operations pursuant to SAB No. 51, Accounting for the Sales of Stock of a Subsidiary. SAB No. 51 requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations if the appropriate recognition criteria has been met or reflected as an equity transaction. RealNetworks has elected to reflect SAB No. 51 gains or losses in its statement of operations.
     Reclassifications. Certain reclassifications have been made to the 2007 year-to-date information to conform to the presentation for the nine months ended September 30, 2007.
Note 2. Recent Accounting Pronouncements
     In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, date of adoption of FIN No. 48, the Company had $7.5 million of unrecognized tax benefits, of which $7.2 million would affect the effective tax rate if recognized. Although the implementation of FIN No. 48 did not impact the amount of liability for unrecognized tax benefits, the Company reclassified $5.3 million of liability for unrecognized tax benefits from current income taxes payable to other long-term liabilities to conform with the balance sheet presentation requirements of FIN No. 48.
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
Note 3. Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123R – revised 2004, Share-Based Payment. Under the fair value provisions of the statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R. The Company recognizes compensation cost related to stock options granted prior to the adoption of SFAS No. 123R on an accelerated basis over the applicable vesting period using the methodology described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company recognizes compensation cost related to options granted subsequent to the adoption of SFAS No. 123R on a straight-line basis over the applicable vesting period.
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
     The fair value of options granted was determined using the Black-Scholes model and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.44%	5.02%	4.56%	4.91%
Expected life (years)	4.1	4.3	4.1	4.3
Volatility	42.1%	49.1%	42.1%	48.8%
     Recognized stock-based compensation expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of service revenue	$208	$57	$520	$148
Research and development	1,740	1,878	5,153	4,565
Sales and marketing	2,395	1,920	6,985	4,713
General and administrative	1,641	1,166	4,633	2,906

Total stock-based compensation expense	$5,984	$5,021	$17,291	$12,332

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     No stock-based compensation was capitalized as part of the cost of an asset during the nine months ended September 30, 2007 and 2006. As of September 30, 2007, $49.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of 2.9 years.
Note 4. Rhapsody America
Formation
On August 20, 2007, RealNetworks and MTVN created Rhapsody America to jointly own and operate a business-to-consumer digital audio music service. Under the Rhapsody America venture agreements:
•	RealNetworks contributed its Rhapsody service subscribers, certain RadioPass subscribers, cash of $16.4 million, contracts, revenue from existing Rhapsody subscribers, marketing materials, player hardware, rhapsody.com and related URLs, certain liabilities, and distribution arrangements in exchange for a 51% equity interest in Rhapsody America. RealNetworks also licensed certain assets to Rhapsody America, including Rhapsody content, Rhapsody technology, the Rhapsody brands and related materials.

•	MTVN contributed its URGE service subscribers, cash, contracts, marketing materials, and revenue from existing URGE subscribers, certain liabilities, plus the note payable described below, in exchange for a 49% equity interest in Rhapsody America. MTVN has also licensed certain assets to Rhapsody America, including URGE content, brands and related materials.

•	In addition to the assets described above, MTVN also contributed a $230 million five-year note payable in consideration for acquiring MTVN’s interest in the venture. Rhapsody America must use the proceeds from the note solely to purchase advertising from MTVN. As MTVN makes payments on the note, Rhapsody America records equity and RealNetworks realizes an immediate appreciation in the carrying value of the Company’s interests in the venture and recognizes a gain if the gain is reasonably assured in accordance with SAB No. 51. As of September 30, 2007, $8.0 million in payments were made on the note and RealNetworks realized and recorded a gain of $4.1 million during the three months ended September 30, 2007 as all of the SAB No. 51 gain criteria were met.
     The assets and liabilities contributed by RealNetworks to Rhapsody America have been recorded at their historical cost basis as RealNetworks maintained a controlling interest in the assets and liabilities. The assets and liabilities contributed by MTVN to Rhapsody America have been recorded at their estimated fair values in the unaudited condensed consolidated balance sheet at September 30, 2007. MTVN’s contribution included identifiable intangible assets with estimated fair values of $7.6 million. The respective estimated fair values were determined by management as of the date of the acquisition. RealNetworks realized an immediate appreciation in the carrying value of its interests in Rhapsody America and recognized a gain on sale of music interests upon formation of $3.9 million under SAB No. 51 as all of the gain criteria were met.
     A summary of the intangible assets contributed by MTVN is as follows (in thousands):

Trade Name and Trademarks	$4,000
Existing Technology	1,900
Existing Subscribers	1,680

Total Identifiable Intangible Assets	$7,580

     The identified intangible assets have a weighted average estimated useful life of 4.1 years. All of the intangible assets are being amortized over their estimated useful lives on a straight line basis.
     As part of the initial formation of Rhapsody America, RealNetworks and MTVN are obligated to provide additional funding for future operations of $17.4 and $16.7 million, respectively in December 2007. No amounts were recorded within our condensed consolidated financial statements as of September 30, 2007 in relation to these obligations.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Call and Put Rights
     Pursuant to the terms of the Rhapsody America limited liability company agreement, RealNetworks has the right to purchase from MTVN, and MTVN has a right to require RealNetworks to purchase, MTVN’s interest in Rhapsody America. The Company has accounted for these call and put rights in accordance with SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The impact of the call and put rights within our consolidated financial statements is not material as of and for the three months ended September 30, 2007.
     These call and put rights are exercisable upon the occurrence of certain events and during certain periods in each of 2012, 2013 and 2014 and every two years thereafter. If MTVN exercises its put right, RealNetworks has the right to pay a portion of the purchase price for MTVN’s interest in cash and shares of RealNetworks capital stock, subject to certain maximum amounts with the balance (if any) paid with a note. If RealNetworks exercises their call right, MTVN has the right to demand payment of part of the purchase price for its membership interest in shares of RealNetworks’ capital stock. If a portion of the purchase price for MTVN’s interest is payable in shares of RealNetworks’ capital stock, such shares could consist of our common stock representing up to 15% of the outstanding shares of RealNetworks’ common stock immediately prior to the transaction, and shares of our non-voting stock representing up to an additional 4.9% of the outstanding shares of RealNetworks’ common stock immediately prior to the transaction representing a maximum of 19.9% of RealNetworks’ capital stock. If RealNetworks pays a portion of the purchase price for MTVN’s membership interest in shares of RealNetworks’ common stock and non-voting stock, RealNetworks other stockholders’ voting and economic interests in RealNetworks could be diluted and MTVN will become one of RealNetworks significant stockholders.
     The value of both the call and put rights are calculated based on the provisions within the limited liability agreement and are impacted by the total appraised value of Rhapsody America. The total call and put value cannot exceed the product of MTVN’s percentage ownership and the appraised value of Rhapsody America.
Note 5. Business Combinations
     Business Combinations During 2007
     Sony NetServices GmbH
     On May 15, 2007, the Company acquired all of the outstanding securities of Sony NetServices GmbH (SNS) in exchange for $13.7 million in cash payments, including $902,000 in direct acquisition related costs consisting primarily of professional fees.
     SNS is located in Salzburg, Austria and is a provider of end-to-end white label digital music services to mobile operators in Europe. The Company believes that combining SNS’ assets and technology with its existing business will enhance the Company’s digital music offerings in the European market. The results of SNS’ operations are included in the Company’s condensed consolidated financial statements starting from the date of acquisition.
     A summary of the preliminary purchase price is as follows (in thousands):

Cash paid at acquisition	$12,795
Estimated direct acquisition costs	902

Total	$13,697

     The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by management as of the date of acquisition and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $10.2 million. Goodwill in the amount of $10.2 million is not deductible for tax purposes.
     A summary of the preliminary allocation of the purchase price is as follows (in thousands):

Current assets	$5,110
Property and equipment	2,351
Intangible assets subject to amortization:
Technology	1,760
Customer relationships	1,610
Goodwill	10,212

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets acquired	21,043

Current liabilities	(7,346)

Net assets acquired	$13,697

     Technology has weighted average estimated useful life of seven years. Customer relationships have weighted average estimated useful lives of nine years. All of the intangible assets are being amortized over their estimated useful lives on a straight line basis.
     Pro forma results are not presented as they are not material to the Company’s overall unaudited condensed consolidated financial statements.
     Exomi Oy
     On June 8, 2007, the Company acquired all of the outstanding securities of Exomi Oy (Exomi) in exchange for $11.2 million in cash payments, including $468,000 in direct acquisition related costs consisting primarily of professional fees. The Company may be obligated to pay an additional €3.6 million ($5.1 million at September 30, 2007) over a three-year period, dependent on whether certain performance criteria are achieved. Such amounts are not included in the initial aggregate purchase price and, to the extent earned, will be recorded as goodwill when the performance criteria are achieved. No such payments were accrued during the period ended September  30, 2007.
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

     The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by management as of the date of acquisition and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $2.9 million. Goodwill in the amount of $2.9 million is not deductible for tax purposes.
     A summary of the preliminary allocation of the purchase price is as follows (in thousands):

Current assets	$5,409
Property and equipment	265
Other long-term assets	109
Intangible assets subject to amortization:
Customer relationships	3,270
Technology	2,545
Tradenames and trademarks	287
Non-compete agreements	80
Goodwill	2,852

Total assets acquired	14,817

Current liabilities	(1,761)
Net deferred tax liabilities	(1,472)
Other long-term liabilities	(371)

Total liabilities assumed	(3,604)

Net assets acquired	$11,213

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
     Zylom Media Group B.V.
     On January 31, 2006, the Company acquired all of the outstanding securities of Zylom Media Group B.V. (Zylom) in exchange for $8.2 million in cash payments, including $293,000 in direct acquisition related costs consisting primarily of professional fees. The Company is also obligated to pay an additional €1.6 million ($2.0 million as of January 31, 2006), to be made in equal payments on the first and second anniversaries of the acquisition date. The Company made the first payment of €0.8 million ($1.1 million) during the six months ended June 30, 2007. Also, under the original purchase agreement, the Company was obligated to pay up to €9.0 million ($10.9 million as of January 31, 2006) over a three-year period, dependent on whether certain performance criteria are achieved. The Company made the first payment of €3.3 million ($4.4 million) during the three months ended March 31, 2007. These amounts were not included in the initial aggregate purchase price and were recorded as goodwill.
     The Company modified the purchase agreement on September 27, 2007 to remove the requirement to achieve the performance criteria on the remaining payments of €5.7 million ($8.1 million as of September 30, 2007) since the criteria were either already achieved or expected to be achieved. The remaining €5.7 million was accrued for as of September 30, 2007 and will be paid in two separate payments of €3.2 million and €2.5 million during the first quarter of 2008 and 2009, respectively. These amounts were not included in the initial aggregate purchase price and were recorded as goodwill in the third quarter of 2007 as the amounts are no longer contingent.
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
     A summary of the purchase price is as follows (in thousands):

Cash paid at acquisition	$7,922
Additional payments related to initial purchase price	2,000
Additional accruals and payments for achievement of performance criteria and modification of the purchase agreement	12,471
Direct acquisition costs	293

Total	$22,686

     The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by management as of the date of acquisition and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $20.6 million. Goodwill in the amount of $20.6 million is not deductible for tax purposes.
     A summary of the allocation of the purchase price is as follows (in thousands):

Current assets	$1,830
Property and equipment	166

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets subject to amortization:
Distributor and customer relationships	1,290
Technology and games	570
Tradenames and trademarks	560
Non-compete agreements	180
Goodwill	20,639

Total assets assumed	25,235

Current liabilities	(1,781)
Net deferred tax liabilities	(768)

Total liabilities assumed	(2,549)

Net assets acquired	$22,686

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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6. Cash, Cash Equivalents, Trading Securities, Short-Term Investments, and Restricted Cash Equivalents
     Cash, cash equivalents, trading securities, short-term investments, and restricted cash equivalents as of September 30, 2007 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$67,433	$—	$—	$67,433
Money market mutual funds	99,205	—	—	99,205
Corporate notes and bonds	31,100	—	—	31,100

Total cash and cash equivalents	197,738	—	—	197,738

Trading securities:
Money market mutual fund	270,000	5,426	—	275,426

Available-for-sale investments:
Corporate notes and bonds	42,673	14	(527)	42,160
U.S. Government agency securities	74,987	52	—	75,039

Total available-for-sale investments	117,660	66	(527)	117,199

Total short-term investments	387,660	5,492	(527)	392,625

Total cash, cash equivalents, trading securities, and short-term investments	$585,398	$5,492	$(527)	$590,363

Restricted cash equivalents	$15,500	$—	$—	$15,500

     Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2006 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$108,415	$—	$—	$108,415
Money market mutual funds	231,634	—	—	231,634
Corporate notes and bonds	182,184	—	—	182,184
U.S. Government agency securities	2,999	—	—	2,999

Total cash and cash equivalents	525,232	—	—	525,232

Short-term investments:
U.S. Government agency securities	153,520	188	(20)	153,688

Total short-term investments	153,520	188	(20)	153,688

Total cash, cash equivalents, and short-term investments	$678,752	$188	$(20)	$678,920

Restricted cash equivalents	$17,300	$—	$—	$17,300

     At September 30, 2007 and December 31, 2006, restricted cash equivalents represent cash equivalents pledged as collateral against two letters of credit for a total of $15.5 million and $17.3 million, respectively, in connection with two lease agreements.
     Realized gains or losses on sales of available-for-sale securities for the three and nine months ended September 30, 2007 and 2006 were not significant.
     Unrealized gain on trading securities for the nine months ended September 30, 2007 of $5.4 million is included in interest and other, net in the unaudited condensed consolidated statements of operations and comprehensive income. The Company did not own any trading securities during 2006.
     Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The contractual maturities of available-for-sale investments at September 30, 2007 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Within one year	$89,665	$89,718
Between one year and five years	27,995	27,481

Total available-for-sale investments	$117,660	$117,199

Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns
     Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful
	Accounts	Sales
	Receivable	Returns
Balances, December 31, 2006	$1,101	$1,389
Additions charged to expenses/revenue	216	2,977
Amounts written off	(275)	(2,996)

Balances, September 30, 2007	$1,042	$1,370

     As of September 30, 2007 and December 31, 2006 one international customer accounted for 23% and 25%, respectively, of trade accounts receivable. In addition, one domestic customer accounted for 16% of trade accounts receivable as of September 30, 2007. The international customer mentioned above accounted for 13% and 13% of total revenue during the three and nine months ended September 30, 2007, respectively. No one customer accounted for more than 10% of total revenue during the three and nine months ended September 30, 2006.
Note 8. Equity Investments
     As of September 30, 2007 and December 31, 2006, the carrying value of equity investments in publicly traded companies primarily relates to J-Stream Inc. (J-Stream), a Japanese media services company, which the Company owns approximately 10.6% of the outstanding shares. These equity investments are accounted for as available-for-sale and the increase over the cost basis, net of income taxes, is reflected as a component of accumulated other comprehensive income.
     Summary of equity investments is as follows (in thousands):

	September 30, 2007		December 31, 2006
		Carrying		Carrying
	Cost	Value	Cost	Value
Publicly traded investments	$913	$6,880	$913	$20,235
Privately held investments	1,552	934	1,879	2,414

Total equity investments	$2,465	$7,814	$2,792	$22,649

Note 9. Other Intangible Assets
     Other intangible assets at September 30, 2007 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$80,284	$12,084	$68,200
Developed technology	43,522	16,102	27,420
Patents, trademarks and tradenames	13,651	4,078	9,573
Service contracts and other	6,867	2,379	4,488

Total other intangible assets	$144,324	$34,643	$109,681

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Other intangible assets at December 31, 2006 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$73,061	$3,386	$69,675
Developed technology	36,891	9,981	26,910
Patents, trademarks and tradenames	7,114	2,226	4,888
Service contracts and other	4,680	1,044	3,636

Total other intangible assets	$121,746	$16,637	$105,109

     Amortization expense related to other intangible assets during the three and nine months ended September 30, 2007 was $6.1 million and $17.5 million, respectively. Amortization expense related to other intangible assets during the three and nine months ended September 30, 2006 was $464,000 and $1.6 million, respectively.
     As of September 30, 2007, estimated future amortization of other intangible assets is as follows (in thousands):

2007 (remaining three months)	$6,940
2008	26,035
2009	23,175
2010	19,014
2011	12,066
Thereafter	22,451

Total	$109,681

Note 10. Goodwill
     Changes in goodwill are as follows (in thousands):

Balance, December 31, 2006	$309,122
Increases for accruals and payments related to the acquisition of Zylom	12,471
Adjustments to purchase price for WiderThan	(1,296)
Purchase of additional shares of WiderThan	1,160
Increase due to current year acquisitions	12,962
Effects of foreign currency translation	2,987

Balance, September 30, 2007	$337,406

Note 11. Accrued and Other Liabilities
     Accrued and other liabilities consist of (in thousands):

	September 30,	December 31,
	2007	2006
Royalties and other fulfillment costs	$33,746	$29,968
Employee compensation, commissions and benefits	22,348	25,244
Income taxes payable	9,256	8,455
Sales, VAT and other taxes payable	13,854	13,364
Legal fees and contingent legal fees	3,062	4,075
Accrued charitable donations	281	2,048
Other	36,581	21,174

Total	$119,128	$104,328

Note 12. Loss on Excess Office Facilities
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

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the three months ended March 31, 2006 the Company recorded $738,000 of additional loss due to building operating expenses that are not expected to be recovered under the terms of the existing sublease arrangements. The Company did not identify any factors which caused it to revise its estimates during the period ended September 30, 2007. The estimated loss as of September 30, 2007 consists of $8.5 million of sublease income under existing sublease arrangements.
     A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2006	$14,501
Less amounts paid on accrued loss on excess office facilities, net of sublease income	(3,540)

Accrued loss on excess office facilities, September 30, 2007	10,961

Less current portion	3,398

Accrued loss on excess office facilities, non-current portion	$7,563

Note 13. Repurchase of Common Stock
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
     In May 2007, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock. Under this plan the Company purchased 4.8 million shares at an average cost of $7.07 per share for an aggregate value of $34.2 million during the three months ended September 30, 2007. The Company purchased 8.4 million shares at an average cost of $7.60 per share for an aggregate value of $63.7 million during the nine months ended September 30, 2007 under this plan. As of September 30, 2007, $36.4 million remained authorized for repurchase under the May 2007 repurchase program.
Note 14. Earnings Per Share
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding used to compute basic net income per share	149,667	160,578	154,670	160,466
Dilutive potential common shares:
Stock options and restricted stock	2,677	7,585	4,420	7,335
Convertible debt	10,750	10,750	10,750	10,750

Shares used to compute diluted net income per share	163,094	178,913	169,840	178,551

     During the three and nine months ended September 30, 2007, 27.8 million and 19.2 million, respectively, shares of common stock potentially issuable from stock options are excluded from the calculation of diluted net income per share because of their antidilutive effect. During the three and nine months ended September 30, 2006, 9.2 million and 7.6 million, respectively, shares of common stock potentially issuable from stock options are excluded from the calculation of diluted net income per share because of their antidilutive effect.
Note 15. Commitments and Contingencies
     Borrowing Arrangements. The Company’s subsidiary, WiderThan, has entered into three lines of credit with three Korean domestic banks with an aggregate maximum available limit of $4.3 million at interest rates ranging primarily from 1.3% to 1.63% over the rate earned on the underlying deposits. WiderThan has entered into a separate line of credit with a Korean domestic bank with maximum available limit of $1.1 million bearing interest at 6.0%. During the nine months ended September 30, 2007 the Company did not draw on these lines of credit and there were no balances outstanding as of September 30, 2007 and December 31, 2006.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s subsidiary, WiderThan India Pvt. Ltd., has entered into two separate lines of credit with a Korean bank in India with maximum available limit of $122,000 bearing interest at 10.25%. At September 30, 2007 the Company had $0.1 million outstanding under these arrangements which is included in accrued and other liabilities in the accompanying unaudited condensed consolidated balance sheets.
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
     The Company’s subsidiary, WiderThan, has a letter of credit of up to $5.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April), and bears interest at 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the nine months ended September 30, 2007 the Company did not draw on the letter of credit and there was no balance outstanding as of September 30, 2007 and December 31, 2006.
     The Company’s subsidiary, WiderThan, has purchased guarantees amounting to $0.6 million from Seoul Guarantee Insurance which guarantees payments for one year under certain supply contracts the Company has with a customer in Korea.
     Litigation. In August 2005, a lawsuit was filed against the Company in the U.S. District Court for the District of Maryland by Ho Keung Tse, an individual residing in Hong Kong. The suit alleges that certain of the Company’s products and services infringe the plaintiff’s patent relating to “the distribution of digital files, including sound tracks, music, video and executable software in a manner which restricts unauthorized use.” The plaintiff seeks to enjoin the Company from the allegedly infringing activity and to recover treble damages for the alleged infringement. The Company’s co-defendants were granted a motion to transfer the lawsuit from the District of Maryland to the Northern District of California in 2006, and on October 4, 2007, the district court for the Northern District of California granted the motion to stay the case pending reexamination of the proceedings. The Company disputes the plaintiff’s allegations in the action and intends to vigorously defend itself.
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
     In June 2003, a lawsuit was filed against the Company and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” Friskit sought to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The court granted the Company’s motion for summary judgment in July 2007 and invalidated all claims on grounds of obviousness. Friskit filed a notice of appeal in September 2007.
     In December 2003, the Company filed suit against Microsoft Corporation (Microsoft) in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws, alleging that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice, and attempt to monopolize the field of digital media. On October 11, 2005, the Company

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and Microsoft entered into a settlement agreement pursuant to which the Company agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. Upon settlement of the legal disputes, the Company and Microsoft entered into two commercial agreements that provide for collaboration in digital music and casual games. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to the Company over the terms of the agreements are $761.0 million. The Company had received such payments in full as of March 31, 2007. The Company recorded a gain of $60.7 million during the three months ended March 31, 2007 that is included in antitrust litigation benefit, net in the unaudited condensed consolidated statement of operations and comprehensive income. For the three and nine months ended September 30, 2007, no gain and a gain of $60.7 million was recorded, respectively. A gain of $61.9 million and $160.0 million was recorded during the three and nine months ended September 30, 2006, respectively. These amounts are included within the unaudited condensed consolidated statement of operations and comprehensive income as antitrust litigation benefit, net .
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates are still under appeal and are subject to industry-wide settlement negotiations, some of which the Company is a participant. The appeal or other industry settlement may result in higher rates or other terms that are unfavorable to the Company whether or not the Company directly participates in the settlement.
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
Note 16. Segment Information
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. After the formation of Rhapsody America in August 2007, the Company has defined three reportable segments consistent with SFAS No. 131, based on factors such as how the Company manages its operations and how its Chief Operating Decision Maker reviews results. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, and Executive and Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Music, Consumer and Technology Products and Solutions segments and, therefore, the Company reports these as operating segments as defined by SFAS No. 131.
     With the formation of the Rhapsody America in August of 2007, the Company determined it has three reportable segments: Music, Consumer, and Technology Products and Solutions. In conjunction with the formation of Rhapsody America, the Company changed the method in which corporate overhead and general and administrative costs are allocated. The Company was able to use the new allocation methodology for amounts incurred since January 1, 2007. However, the Company does not have data available to perform the allocation of amounts incurred prior to January 1, 2007. Therefore comparative data from 2006 is not presented with the exception of Revenue which is not affected by the allocations. In addition, the Company deemed it impracticable to perform the allocation under the old method for the current period to provide comparative information due to the complexity of the calculations required. The accounting policies used to derive segment results are generally the same as those described in Note 1.
     The Music segment includes the operations of Rhapsody America as well as our other music business. The revenue and costs from these businesses include: digital media subscription services such as Rhapsody and RadioPass; and sales of digital music and advertising. These products and services are sold and provided primarily through the Internet and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.
     The Consumer segment primarily includes revenue and costs from: the sale of individual games through the Company’s RealArcade service and its Games related websites; the Company’s GamePass and FunPass subscription service; the Company’s SuperPass and stand-alone premium video subscription services; RealPlayer Plus and related products; sales and distribution of third-

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
party software products; and all advertising other than that related directly to the Company’s Music business. These products and services are sold and provided primarily through the Internet and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.
     Technology Products and Solutions segment includes revenue and costs from: sales of ringback tone, music-on-demand, video-on-demand, messaging, and information services; sales of media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; support and maintenance services sold to customers who purchase software products; broadcast hosting services; and consulting and professional services that are offered to customers. These products and services are primarily sold to corporate customers.
     Amounts that are not included within the above segment descriptions are shown below as Reconciling Amounts. Included within these amounts are items such as interest income and net Antitrust litigation benefit.
     Segment income (loss) before income taxes for the three months ended September 30, 2007 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated
Net revenue	$37,658	$54,166	$53,271	$—	$145,095
Cost of revenue	20,891	10,326	25,427	—	56,644

Gross profit	16,767	43,840	27,844	—	88,451

Other operating expenses	33,426	36,782	33,428	201	103,837

Operating income (loss)	(16,659)	7,058	(5,584)	(201)	(15,386)
Total non-operating income, net	14,412	—	—	7,328	21,740

Income (loss) before income taxes	$(2,247)	$7,058	$(5,584)	$7,127	$6,354

     Segment income (loss) before income taxes for the nine months ended September 30, 2007 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated
Net revenue	$108,586	$155,393	$146,759	$—	$410,738
Cost of revenue	59,570	28,890	63,326	—	151,786

Gross profit	49,016	126,503	83,433	—	258,952
Other operating expenses	82,412	104,503	97,062	(58,205)	225,772

Operating income (loss)	(33,396)	22,000	(13,629)	58,205	33,180
Total non-operating income, net	14,412	—	—	25,447	39,859

Income (loss) before income taxes	$(18,984)	$22,000	$(13,629)	$83,652	$73,039

     Net revenue by segment compared to the same periods in 2006 is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Music	$37,658	$30,375	$108,586	$89,411
Consumer	54,166	52,122	155,393	145,339
Technology Products and Services	53,271	11,179	146,759	34,937

Total net revenue	$145,095	$93,676	$410,738	$269,687

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s customers consist primarily of end users located in the U.S., Republic of Korea, and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	$91,281	$69,433	$263,870	$201,675
Europe	22,150	15,895	60,382	45,725
Republic of Korea	20,591	—	57,875	—
Rest of the World	11,073	8,348	28,611	22,287

Total net revenue	$145,095	$93,676	$410,738	$269,687

     Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	September 30,	December 31,
	2007	2006
United States	$180,731	$172,846
Republic of Korea	245,423	256,032
Europe	66,972	26,807
Rest of the World	8,118	6,289

Total long-lived assets	$501,244	$461,974

     Net assets by geographic location are as follows (in thousands):

	September 30,	December 31,
	2007	2006
United States	$585,289	$621,532
Republic of Korea	237,117	314,106
Europe	72,973	26,298
Rest of the World	7,774	7,830

Total net assets	$903,153	$969,766

     Goodwill is assigned to the Company’s segments as follows (in thousands):

	September 30,	December 31,
	2007	2006
Music	$37,029	$37,029
Consumer	110,093	94,968
Technology products and solutions	190,284	177,125

Total goodwill	$337,406	$309,122

Note 17. Related Party Transactions
     Transactions with MTVN. As part of the formation of Rhapsody America, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. Rhapsody America is obligated to purchase $230 million in advertising and related integrated marketing on MTVN network properties over a five-year period. During the period ended September 30, 2007, Rhapsody America received $8.0 million in cash as a note payment and has spent $7.7 million in advertising with MTVN.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     MTVN provides various support services directly to Rhapsody America for which it bills the venture directly. Included within the support services are items such as facilities, personnel and overhead which are allocated based on various measures depending on the service provided, including employee headcount, or number of users of a service. MTVN directly billed $0.3 million to Rhapsody America for these services rendered during the period ended September 30, 2007. This amount is included in the consolidated financial statements within the payable to related party of $7.7 million. The total related party payable was $8.0 million as of September 30, 2007.
     The Company also agreed to grant stock options to acquire shares of RealNetworks, Inc. common stock to Rhapsody America employees as part of the venture with MTVN and has included the expense associated with these options in its statement of operations. MTVN’s share of the expense associated with the stock options granted to Rhapsody America employees is calculated based on its ownership percentage and is billed directly by the Company to MTVN under a separate agreement. The Company has not charged any amount to MTVN related to stock options since the formation of the venture but expects amounts to be recorded in the future.
     RealNetworks also provides various support services, including items such as facilities, information technology systems, personnel and overhead, directly to Rhapsody America. The allocation of other support service costs are based on various measures depending on the service provided, including employee headcount, time employees spend on providing services to Rhapsody America, server usage or number of users of a service. The allocations of these costs are billed directly to Rhapsody America. RealNetworks has treated these allocations as intercompany transactions and all such transactions were eliminated in consolidation.
Note 18. Subsequent Event
     On September 21, 2007, the Company entered into a merger agreement with the shareholders of Game Trust Inc. (Game Trust), a privately-held company based in New York, to acquire all the shares of Game Trust. The closing of the merger transaction occurred on October 1, 2007, at which time Game Trust became a wholly-owned subsidiary of RealNetworks. Game Trust provides a scalable and secure infrastructure for community and commerce applications in online casual games. RealNetworks paid approximately $20 million in cash in the merger transaction, and management is currently assessing the purchase price allocation. The acquisition is part of RealNetworks’ strategy to grow its consumer base on a worldwide basis by adding community elements to its existing games service and platform.

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
•	future revenues, income taxes, net income per diluted share, acquisition costs and related amortization, and other measures of results of operations;
•	the effects of acquiring WiderThan, Sony NetServices GmbH (SNS), and Exomi Oy (Exomi), including our position as a technology services provider for leading wireless carriers;
•	plans, strategies and expected opportunities for growth, increased profitability and innovation in 2007 and future years;
•	the expected growth and profitability of our Technology Products and Solutions business;
•	the governance, management, accounting and integration of our Rhapsody America venture;
•	the dilutive impact on our shareholders if the call or put rights contained in the limited liability agreement for Rhapsody America are exercised and result in the issuance of additional shares of our common stock.
•	the financial performance and growth of our Games business, including future international growth;
•	the migration of our Media Software and Services businesses from general purpose subscription businesses toward premium services and free-to-consumer services, the popularity of the RealPlayer and our expected introduction of new products and innovations in our Media Software and Services business;
•	our ability to grow our Music business, including opportunities for us to become the platform of choice for the Consumer Electronics industry, the integration of our Rhapsody DNA into the digital devices of an expanding list of partners and our plans to introduce additional innovations;
•	the effect of future interoperability on our Music business, the significance of growth opportunities in the digital music market and our expectations for short-term progress and long-term success in our Music business;
•	our financial position, planned capital expenditures, and the availability of capital resources;
•	our expectations regarding acquisition activity in 2007 and our focus on the integration of completed acquisitions;
•	future competition; and
•	the degree of seasonality in our revenue.
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
Overview
     We are a leading creator of digital media services and software. Consumers use our services and software, such as Rhapsody, RealArcade, and RealPlayer to find, play, purchase, and manage free and premium digital content, including music, games, and video. Broadcasters, cable and wireless communication companies, media companies and enterprises, such as Verizon Wireless and AT&T in the U.S. and SK Telecom in the Republic of Korea (South Korea), use our digital media applications and services to create, secure and deliver digital media to PCs, mobile phones, portable music players and other consumer electronics devices and to provide entertainment services to their customers.
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
     In recent years, we have focused our efforts on growing our consumer businesses through both internal initiatives and strategic acquisitions of businesses and technologies. We have also increased our focus on “free-to-consumer” products and services, such as our Rhapsody.com website and our introduction of downloadable games containing in-game advertising. These products and services generate advertising revenue and are also designed to increase the exposure of our paid digital music and games products and services to consumers. As a result, combined revenue in our Music and Consumer segments grew 11% from both the three and nine months ended September 30, 2006.

     Revenue in 2007 from our Technology Products and Solutions segment grew significantly compared to 2006, increasing by 377%. This increase was driven primarily by our acquisitions of WiderThan in October 2006 and SNS and Exomi during the second quarter of 2007. WiderThan delivers integrated digital entertainment solutions to communications service providers worldwide. WiderThan’s applications, content, and services enable wireless carriers to provide a broad range of mobile entertainment to their subscribers, including ringback tones, music-on-demand, mobile games, ringtones, messaging, and information services. We expect revenue in our Technology Products and Solutions segment to grow as a percentage of total revenue and in absolute dollars during 2007 as it will include a full year of the results of operations of WiderThan. We also believe that WiderThan’s technology platform and history of wireless innovation will assist our strategy of moving our content and services beyond the PC to multiple platforms.
     On May 15, 2007, we acquired all of the outstanding securities of SNS for $13.7 million in cash payments, including $902,000 in direct acquisition related costs. SNS is located in Salzburg, Austria and is a provider of end-to-end white label digital music services to mobile operators in Europe. We believe that combining SNS’ assets and technology with our existing business will enhance our digital music offerings in the European market.
     On June 8, 2007, we acquired all of the outstanding securities of Exomi in exchange for $11.2 million in cash payments, including $468,000 in direct acquisition related costs. We may be obligated to pay an additional €3.6 million ($5.1 million at September 30, 2007) over a three-year period, dependent on whether certain performance criteria are achieved. Exomi is located in Helsinki, Finland and is a provider of short message service (SMS) messaging and gateway products and services with customers primarily in Europe and Latin America. We believe that combining Exomi’s assets and network with our products and services will enhance our presence in the Latin American market.
     On August 20, 2007, we and MTVN agreed to create Rhapsody America to jointly own and operate a business-to-consumer digital audio music service. The Rhapsody America music service will be a free, advertising-supported and/or subscription-based service that will offer a combination of permanent downloads, conditional downloads and on demand streaming services. The elements necessary to create, build, operate and grow the Rhapsody America music service were either contributed, licensed to, or furnished by the way of services provided to Rhapsody America by each of MTVN and Real, through a series of related agreements. Rhapsody America will operate primarily in the United States, although the parties are not precluded from expanding the territory in the future by mutual agreement.
     We manage our business, and correspondingly report segment revenue and profit (loss), based on three segments: Music, Consumer and Technology Products and Solutions, each of which is described further below under “Revenue by Segment” and “Costs of Revenue by Segment”.
Critical Accounting Policies and Estimates
     The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:
•	Revenue recognition;

•	Estimating music publishing rights and music royalty accruals;

•	Recoverability of deferred costs;

•	Estimating allowances for doubtful accounts and sales returns;

•	Estimating losses on excess office facilities;

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;

•	Valuation of other intangible assets;

•	Valuation of goodwill;

•	Stock-based compensation;

•	Accounting for gains on sale of subsidiary stock; and

•	Accounting for income taxes.

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

     Accounting for Gains on Sale of Subsidiary Stock. We account for any changes in our ownership interest resulting from the issuance of equity capital by consolidated subsidiaries as either a gain or loss in the statement of operations pursuant to SAB No. 51. SAB No. 51 requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations if the appropriate recognition criteria has been met or reflected as an equity transaction. We have elected to reflect SAB No. 51 gains or losses in our unaudited condensed consolidated statement of operations.
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
     In accordance with FIN No. 48, we recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, we had approximately $300,000 of accrued interest and penalties related to uncertain tax positions, which is included as a component of the $5.3 million of unrecognized tax benefit noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of September 30, 2007, we did not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     We file numerous consolidated and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993.

Revenue by Segment
     Revenue by segment is as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	Change	2006	2007	Change	2006
Music	$37,658	24%	$30,375	$108,586	21%	$89,411
Consumer	54,166	4	52,122	155,393	7	145,339
Technology Products and Solutions	53,271	377	11,179	146,759	320	34,937

Total net revenue	$145,095	55%	$93,676	$410,738	52%	$269,687

     Revenue by segment as a percentage of total net revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Music	26%	32%	26%	33%
Consumer	37	56	38	54
Technology Products and Solutions	37	12	36	13

Total net revenue	100%	100%	100%	100%

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
     Music revenue increased 24% and 21%, respectively, during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. Substanitally all of the growth in subscription revenue resulted from increases in our subscription-based music products and advertising. No other single factor contributed materially to the change during the periods. We believe the continued growth of our Music revenue is due primarily to the broader acceptance of paid online music services and the increased focus of our marketing efforts on our music offerings.
     Consumer. Consumer primarily includes revenue from: digital media subscription services such as GamePass, FunPass, SuperPass and stand-alone subscriptions; sales and distribution of third-party software and services; sales of digital content such as game downloads; sales of premium versions of our RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet and we charge customers’ credit cards at the time of sale. Billings for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.
     Consumer revenue increased 4% and 7%, respectively, during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, due primarily to increased sales of our Games products. Additional factors contributing to the change in revenue are discussed below in the sections included within Consumer revenue. We believe the growth in Games is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements and increasing consumer acceptance and adoption of digital media products and services. We cannot predict with accuracy how these product offerings will perform in the future, at what rate digital media products and services will grow, if at all, or the nature or potential impact of anticipated competition.
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

     Technology Products and Solutions revenue increased 377% and 320%, respectively, during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, due primarily to our acquisitions of WiderThan (acquired in October 2006) and SNS (acquired in May 2007). For the remainder of 2007, we expect Technology Products and Solutions revenue to continue to increase in absolute dollars and as a percentage of total revenue as compared to the same period in 2006 because future quarters in 2007 will include revenue from these acquisitions and from our acquisition of Exomi completed in June 2007. We also believe that sales of certain of our business software products will continue to be substantially affected by Microsoft’s continuing practice of bundling its competing Windows Media Player and server software for free with its Windows operating system products. No assurance can be given when, or if, we will experience increased sales of our Technology Products and Solutions to customers in these markets.
Consumer Revenue
     A further analysis of our Consumer revenue is as follows (dollars in thousands):

	Three Months			Nine Months Ended
	Ended September 30,			September 30,
	2007	Change	2006	2007	Change	2006
Games	28,820	28%	22,536	77,617	24%	62,349
Media Software and Services	25,346	(14)	29,586	77,776	(6)	82,990

Total consumer products and services revenue	$54,166	4%	$52,122	$155,393	7%	$145,339

     Games. Games revenue primarily includes revenue from: the sale of individual games through our RealArcade service and our Games related websites including GameHouse, Mr. Goodliving, Zylom (acquired in January 2006), and Atrativa (acquired in November 2006); our GamePass and FunPass subscription service; and advertising through RealArcade and our Games related websites.
     Games revenue increased 28% and 24% respectively, during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, due primarily to increased advertising, syndication and subscription revenue generated through our RealArcade service and our websites, including Zylom and GameHouse. Advertising, syndication and subscription revenue together accounted for 89% and 98%, respectively, of this revenue increase; no other single factor contributed materially to the change during the periods.
     Media Software and Services. Media Software and Services revenue primarily includes revenue from: our SuperPass and stand-alone premium video subscription services; RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to our Music and Games businesses.
     Media Software and Services revenue decreased 14% and 6%, respectively, during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. A decline in subscription revenue accounted for 94% of the revenue decrease for the three months ended September 30, 2007. A decline in subscription revenue, offset by an increase in advertising revenue accounted for 75% of the revenue decrease for the nine months ended September 30, 2007; no other single factor contributed materially to the change during the periods. The decreases were due primarily to a shift in our marketing and promotional efforts towards our Music and Games businesses, which we believe represent a greater growth opportunity for us.
Geographic Revenue
     Revenue by geographic region is as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	Change	2006	2007	Change	2006
United States	$91,281	31%	$69,433	$263,870	31%	$201,675
Europe	22,150	39	15,895	60,382	32	45,725
Republic of Korea	20,591	n/a	—	57,875	n/a	—
Rest of the world	11,073	33	8,348	28,611	28	22,287

Total net revenue	$145,095	55%	$93,676	$410,738	52%	$269,687

     Revenue in the U.S. increased 31% for each of the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, due primarily to our acquisition of WiderThan and the growth of our Music and Games businesses. See Revenue by Segment above for further discussion of these changes. Revenue in Europe increased 39% and 32%, respectively, during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, due primarily to the continued growth of our Games business and the acquisitions of SNS and Zylom. Revenue in the Republic of Korea resulted directly from our acquisition of WiderThan.
Revenue
     License fees and Service revenue in accordance with SEC regulations, are as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	Change	2006	2007	Change	2006
License fees	$23,869	6%	$22,528	$67,918	(0)%	$68,014
Service revenue	121,226	70	71,148	342,820	70	201,673

Total net revenue	$145,095	55%	$93,676	$410,738	52%	$269,687

     License fees and Service revenue as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
License fees	16%	24%	17%	25%
Service revenue	84	76	83	75

Total net revenue	100%	100%	100%	100%

     License Fees. License fees primarily include revenue from: sales of content such as game licenses and digital music tracks; sales of our media delivery system software; sales of premium versions of our RealPlayer Plus and related products; sales of messaging gateways to mobile carriers; and sales of third-party products. License fees include revenue from all of our segments. License revenue increased 6% and 0%, respectively, during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. An increase in Games license revenue offset in part by lower TPS and Music licence revenue, accounted for all of this revenue increase; no other single factor contributed materially to the change during the periods. The decrease in Music license revenue was due primarily to a shift in our marketing and promotional efforts towards our Music subscription services, which we believe represent a greater growth opportunity for us.
     Service Revenue. Service revenue primarily includes revenue from: digital media subscription services such as SuperPass, Rhapsody, RadioPass, GamePass, FunPass and stand-alone subscriptions; sales of application services sold to wireless carriers to deliver ringback tones, music-on-demand, video-on-demand, messaging, and information services to wireless carriers’ customers; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting and consulting services that we offer to our customers; distribution of third-party software; and advertising. Service revenue includes revenue from all of our reporting segments. Service revenue increased 70% each of the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. Sales of application services to wireless carriers, including ringback tones, music-on-demand, inter-carrier messaging, and video-on-demand services accounted for 90% and 87%, respectively, of the increases in service revenue; no other single factor contributed materially to the change during the periods.
Deferred Revenue
     Deferred revenue is comprised of unrecognized revenue and prepayments related to application services, unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Total deferred revenue at September 30, 2007 was $41.4 million compared to $27.6 million at December 31, 2006. Substantially all of the increase in deferred revenue was due to prepayments from wireless carriers for applications to deliver ringback tone, music-on-demand, and video-on-demand services.

Cost of Revenue by Segment
     Cost of revenue by segment is as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
Music	$20,891	$59,570
Consumer	10,326	28,890
Technology products and solutions	25,427	63,326

Total cost of revenue	$56,644	$151,786

     Cost of revenue as a percentage of segment revenue is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
Music	55%	55%
Consumer	19	19
Technology products and solutions	48	43

Total cost of revenue	39%	37%
     Cost of Music. Cost of Music revenue consist primarily of cost of content and delivery of the content included in our music subscription service offerings; royalties paid on sales and streams of music; hardware devices and accessories; and fees paid to third-party vendors for order fulfillment and support services
     Cost of Consumer. Cost of Consumer revenue consist primarily of cost of content and delivery of the content included in our digital media subscription service offerings; royalties paid on sales of games and other third-party products; amounts paid for licensed technology; costs of product media, duplication, manuals and packaging materials; and fees paid to third-party vendors for order fulfillment and support services.
     Cost of Technology Products and Solutions. Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to service carriers and third-party vendors for order fulfillment, cost of personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services.
     We have not provided comparative results for the three and nine months ended September 30, 2006 for cost of revenue by segment as we changed our allocation methodology to accommodate the formation of Rhapsody America. We were able to use the new allocation methodology for amounts incurred since January 1, 2007, however we do not have the data available to perform the allocation of amounts incurred prior to January 1, 2007. In addition, we deemed it impracticable to perform the allocation under the old method for the current period to provide comparative information due to the complexity of the calculations required.
Cost of Revenue
     Cost of revenue is as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	Change	2006	2007	Change	2006
License fees	$8,436	(13)%	$9,675	$24,610	(15)%	$28,865
Service revenue	48,208	158	18,714	127,176	140	52,923

Total cost of revenue	$56,644	100%	$28,389	$151,786	86%	$81,788

     Cost of revenue as a percentage of related revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
License fees	35%	43%	36%	42%
Service revenue	40	26	37	26
Total cost of revenue	39%	30%	37%	30%

     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, amortization of acquired technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees decreased 13% in for the quarter ended September 30, 2007 and 15% for the nine months ended September 30, 2007 compared to the quarter and nine months ended September 30, 2006 due primarily to the decrease in online sales of individual songs through our Rhapsody subscription service and our RealPlayer Music Store as well as lower amortization of acquired technology related to assets that became fully amortized during the periods. Decreases in these costs accounted for 74% and 58% of the decline in the respective periods; no other single factor contributed materially to the change.
     Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings, cost of in-house and contract personnel providing support, amortization of acquired technology, and consulting services, royalties, and expenses incurred in providing our streaming media hosting services. Content costs are expensed over the period the content is available to our subscription services customers. Cost of service revenue increased 158% and 140%, respectively, during the quarter and nine months ended September 30, 2007 compared to the quarter and nine months ended September 30, 2006, due primarily to the acquisition of WiderThan. Costs related to the development and delivery of application services sold to wireless carriers accounted for 68% and 71%, respectively, of the increase in cost of service revenue; costs related to the delivery of streaming music accounted for 14% of total cost of service revenue both during the quarter and nine months ended September 30, 2007; no other single factor contributed materially to the change during the periods.
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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	Change	2006	2007	Change	2006
Research and development	$26,528	45%	$18,344	$75,012	36%	$55,127
As a percentage of total net revenue	18%		20%	18%		20%
     Research and development expenses, including non-cash stock-based compensation, increased 45% during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was due primarily to an overall increase in personnel and related costs, including costs related to WiderThan (acquired in October 2006) and SNS (acquired in May 2007) and consulting services which accounted for 88% of the total increase in research and development costs. No other single factor contributed materially to the increase during the period. The decrease in research and development expenses as a percentage of total net revenue is due primarily to a higher growth in total net revenue.
     Research and development expenses increased 36% during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was due primarily to an overall increase in personnel and related costs, which including costs related to WiderThan (acquired in October 2006) and SNS (acquired in May 2007), and third party consulting services which accounted for 82% of the total increase in research and development costs. No other single factor contributed materially to the increase during the period. The decrease in research and development expenses as a percentage of total net revenue is due primarily to a higher growth in total net revenue.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing costs and changes are as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	Change	2006	2007	Change	2006
Sales and marketing	$52,812	41%	$37,560	$152,593	37%	$111,604
As a percentage of total net revenue	36%		40%	37%		41%

     Sales and marketing expenses, including non-cash stock-based compensation, increased 41% during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Personnel and related costs accounted for 41% of the total increase in sales and marketing expenses including costs related to WiderThan (acquired in October 2006) and SNS (acquired in May 2007). An additional 27% of the increase in sales and marketing expenses was due to an increase in amortization of other intangible assets capitalized in our acquisition of WiderThan and SNS. No other single factor contributed materially to the increase during the period. The decrease in sales and marketing expenses as a percentage of total net revenue is due to a higher growth in total net revenue.
     Sales and marketing expenses, including non-cash stock-based compensation, increased 37% during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Personnel and related costs accounted for 46% of the total increase in sales and marketing expenses including costs related to WiderThan (acquired in October 2006) and SNS (acquired in May 2007). An additional 26% of the increase in sales and marketing expenses was due to an increase in amortization of other intangible assets capitalized in our acquisition of WiderThan and SNS. No other single factor contributed materially to the increase during the period. The decrease in sales and marketing expenses as a percentage of total net revenue is due to a higher growth in total net revenue.
General and Administrative
     General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and changes are as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	Change	2006	2007	Change	2006
General and administrative	$16,750	19%	$14,043	$51,165	23%	$41,586
As a percentage of total net revenue	12%		15%	12%		15%
     General and administrative expenses, including non-cash stock-based compensation, increased 19% during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Personnel and related costs, including costs related to WiderThan (acquired in October 2006) and SNS (acquired in May 2007) and consulting and professional services accounted for substantially all of the increase in general and administrative expenses during the period. The decrease in general and administrative expenses as a percentage of total net revenue is due to a higher growth in total net revenue.
     General and administrative expenses, including non-cash stock-based compensation, increased 23% during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Personnel and related costs, including costs related to WiderThan (acquired in October 2006) and SNS (acquired in May 2007) and consulting and professional services accounted for substantially all of the increase in general and administrative expenses during the period. The decrease in general and administrative expenses as a percentage of total net revenue is due to a higher growth in total net revenue.
Advertising with Related Party
     Rhapsody America is obligated to purchase $230 million in advertising and related integrated marketing on MTVN cable channels over the term of the agreement. During the period ended September 30, 2007, Rhapsody America spent $7.7 million in advertising with MTVN. No such amounts were spent during the nine months ended September 30, 2006.
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

     During the quarter ended March 31, 2006, we increased our loss estimate by $738,000 to account for building operating expenses that are not expected to be recovered under the terms of the existing sublease agreements. No such charge was recorded during the nine months ended September 30, 2007.
     The total accrued loss of $12.7 million at September 30, 2007 is shown net of expected future sublease income of $8.8 million, which was committed under sublease contracts at the time of the estimate. We regularly evaluate the market for office space in the cities where we have operations. If the market for such space declines further in future periods, we may have to revise our estimates further, which may result in additional losses on excess office facilities.
Antitrust Litigation Benefit, Net
     On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. Antitrust litigation benefit, net consist of settlement income, legal fees, personnel costs, communications, equipment, technology and other professional services costs incurred directly attributable to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union. No antitrust litigation benefit, net was recorded during the quarter ended September 30, 2007. Antitrust litigation benefit, net of $60.7 million was recorded during the quarter ended March 31, 2007 when we received the final payment under the settlement. Antitrust litigation benefit, net of $61.9 million and $159.6 million was recorded during the three and nine months ended September 30, 2006, respectively.
Other Income, Net
     Other income, net consists primarily of: interest income on our cash, cash equivalents, trading securities, and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt and equity in net loss of investments. Other income, net and quarter-over-quarter changes are as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	Change	2006	2007	Change	2006
Interest and other, net	$7,290	(31)%	$10,618	$24,457	(13)%	$27,978
Gain on sale of equity investments	—	n/a	—	132	(94)	2,286
Equity in net loss of investments	—	n/a	—	(132)	n/a	—
Minority interest in Rhapsody America	6,466	n/a	—	6,466	n/a	—
Gain on sale of interest in Rhapsody America	7,946	n/a	—	7,946	n/a	—
Other income, net	38	(84)	242	990	129	432

Other income, net	$21,740	100%	$10,860	$39,859	30%	$30,696

     Other income, net increased during the three and nine months ended September 30, 2007 due primarily to minority interest in Rhapsody America and the gains recognized on the sale of equity interest of our music business. These were offset in part by a decrease in interest income due to a decrease in our average investment balance. The decline in the average investment balance was due to the use of cash for acquisitions and stock buy-backs.
     As of September 30, 2007, the carrying value of equity investments in publicly traded companies consists primarily of approximately 10.6% of the outstanding shares of J-Stream Inc., a Japanese media services company. The market value of these shares has increased from the original cost of $913,000, resulting in a carrying value of $6.4 million and $20.2 million as of September 30, 2007 and December 31, 2006, respectively. These equity investments are accounted for as available-for-sale and the increase over the cost basis, net of income taxes, is reflected as a component of accumulated other comprehensive income. Although the carrying value of our J-Stream investment was $6.4 million at September 30, 2007, there can be no assurance that any gain can be realized through the disposition of these shares because the market for these shares is relatively limited and the share price is volatile.
Income Taxes
     During the quarters ended September 30, 2007 and 2006, we recognized income tax expense of $2.0 million and $25.9 million, respectively, related to U.S. and foreign income taxes. During the nine months ended September 30, 2007 and 2006, we recognized income tax expense of $27.4 million and $63.2 million, respectively, related to U.S. and foreign income taxes. The decrease in income tax expense is a result of the change in income before income tax primarily related to the decline in settlement income from Microsoft. The increase in tax expense as a percentage of pre-tax income during the three months ended September 30, 2007 was the result of our lower net income combined with losses not benefited in certain foreign jurisdictions.

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
Liquidity and Capital Resources
     The following summarizes working capital, cash, cash equivalents, trading securities, short-term investments, and restricted cash (in thousands):

	September 30,	December 31,
	2007	2006
Working capital	$481,443	$584,125
Cash, cash equivalents, trading securities, and short-term investments	590,363	678,920
Restricted cash	15,500	17,300
     Working capital decreased primarily due to the use of $142.2 million for the repurchase of our common stock offset by cash generated from operations. Restricted cash declined by $1.8 million due to a change in the contractual terms of the related letter of credit.

     The following summarizes cash flows (in thousands):

	September 30,	September 30,
	2007	2006
Cash (used in) provided by operating activities	$(206,811)	$133,961
Cash used in investing activities	(7,186)	(36,812)
Cash used in financing activities	(113,085)	(56,893)
     Net use of cash in operating activities in 2007 was primarily for the purchase of trading securities of $270.0 million, and an increase in accounts receivable and deferred costs of $19.6 million offset by net income, including net antitrust litigation benefit of $58.2 million, and an increase in deferred revenue of $13.8 million and accrued and other liabilities of $14.8 million. Trading securities were purchased to generate capital gains to offset expiring capital loss carryforwards. Operating activities provided cash in 2006 primarily from net income, including antitrust litigation benefit, net of $152.1 million, offset by a decrease in accrued and other liabilities of $38.8 million.
     In 2007, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $19.1 million as well as the additional purchase price for the achievement of performance criteria paid to the selling shareholders of Zylom and the acquisitions of SNS and Exomi of an aggregate of $25.3 million. In 2006, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $9.3 million as well as the acquisition of Zylom of $7.1 million. Sales and maturities net of purchases of short-term investments provided cash of $36.5 million during 2007. Purchases net of proceeds from sales and maturities of short-term investments used cash of $21.8 million during 2006.
     Financing activities used cash for the repurchase of our common stock of $142.2 million and $98.9million during the nine months ended September 30, 2007 and 2006, respectively. The use of cash was partially offset by cash received from the proceeds from the sales of interest in Rhapsody America of $15.0 million in 2007 and sales of common stock under employee stock purchase plan and exercise of stock options of $14.3 million and $42.0 million during 2007 and 2006, respectively.
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
     In May 2007, our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of our outstanding common stock. The May 2007 program replaces the April 2006 program. During the three months ended September 30, 2007, we purchased 4.8 million shares at an average cost of $7.07 per share for an aggregate value of $34.2 million. As of September 30, 2007, $36.4 million remained authorized for repurchase under the May 2007 repurchase program.
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
     Our contractual obligations include convertible debt, office leases, and contractual payments due to content and other service providers. As of September 30, 2007, we have $7.5 million of uncertain tax positions in accordance with FIN No. 48. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
     We conduct our operations in ten primary functional currencies: the U.S. dollar, the Korean won, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, and the Singapore dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Korea, Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in won, yen, euros, pounds, and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results during the nine months ended September 30, 2007 and 2006.
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
     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of trading and available-for-sale high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments since December 31, 2006. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at September 30, 2007, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $0.5 million during the remainder of 2007.
     Investment Risk. As of September  30, 2007, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. No impairment charge was recorded during any of the periods presented.
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
     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results during the nine months ended September 30, 2007 and 2006.
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
     (b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In August 2005, a lawsuit was filed against the Company in the U.S. District Court for the District of Maryland by Ho Keung Tse, an individual residing in Hong Kong. The suit alleges that certain of the Company’s products and services infringe the plaintiff’s patent relating to “the distribution of digital files, including sound tracks, music, video and executable software in a manner which restricts unauthorized use.” The plaintiff seeks to enjoin the Company from the allegedly infringing activity and to recover treble damages for the alleged infringement. The Company’s co-defendants were granted a motion to transfer the lawsuit from the District of Maryland to the Northern District of California in 2006, and on October 4, 2007, the district court for the Northern District of California granted a motion to stay the case pending reexamination of the proceedings. The Company disputes the plaintiff’s allegations in the action and intends to vigorously defend itself.
     In June 2003, a lawsuit was filed against the Company and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” Friskit sought to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The court granted the Company’s motion for summary judgment in July 2007 and invalidated all claims on grounds of obviousness. Friskit filed a notice of appeal in September 2007.
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
Risks Related to Our Music, Games and Media Software and Services Businesses
We require the consent of Viacom International Inc. with respect to certain matters in the governance and management of our Rhapsody America joint venture. Any disagreement with Viacom on such matters may have an adverse impact on the business, results of operations and financial condition of Rhapsody America and, consequently, our business.
     We and Viacom International Inc., on behalf of its division MTV Networks (MTVN), have formed Rhapsody America LLC, a Delaware limited liability company. We own, through a wholly owned subsidiary, 51% of the limited liability company membership interests of Rhapsody America and MTVN owns, through a wholly owned subsidiary, the remaining 49%. We are entitled to appoint the general manager to manage the day-to-day operations of Rhapsody America. Rhapsody America is governed by a limited liability company agreement which, among other things, requires unanimous approval of the members for certain actions, including but not limited to the following:
•	authorizing the annual operating budget and making capital expenditures in excess of a certain percentage over the budgeted amount for capital expenditures;

•	making any unbudgeted loan or investment not in the ordinary course of business in excess of a certain amount;

•	entering into certain material agreements;

•	the issuance, sale or repurchase of Rhapsody America’s membership interests;

•	declaring of or making any distribution by Rhapsody America;

•	engaging in any business other than the business (and reasonable extensions thereof) contemplated in the business plan of Rhapsody America;

•	merging, consolidating or reorganizing Rhapsody America; acquiring or selling assets not in the ordinary course of business in excess of a certain amount; or acquiring or selling businesses valued in excess of a certain amount;

•	commencement or settlement of any material litigation other than in the ordinary course of business;

•	entering into any transaction with a value in excess of a certain amount with our affiliates or affiliates of MTVN; and

•	the appointment of a new general manager if the existing general manager is required to resign as a result of Rhapsody America not meeting certain financial tests.
     If we are not able to agree with MTVN on any of the foregoing items, or if the members are unable to agree on any other significant operational or financial matter requiring approval of the members, the business, results of operations and financial condition of Rhapsody America may be adversely affected and, consequently, our business may suffer.
     If there is a change in management or change of control of MTVN or any other event occurs that adversely impacts our relationship with MTVN, the business, results of operations and financial condition of Rhapsody America may be adversely affected. MTVN’s investments or activities generally may from time to time conflict with our interests or those of Rhapsody America. MTVN may have economic or other business interests or goals that are inconsistent with our or Rhapsody America’s business interests or goals.

The integration strategy we plan to implement with respect to the assets that have been combined in Rhapsody America may fail or be less successful than anticipated and the management of these assets creates operational complexities.
     Our realization of the anticipated benefits of Rhapsody America will depend on our ability to integrate the assets contributed by us and MTVN and retain the personnel transferred to Rhapsody America. Neither we nor the current management of Rhapsody America have extensive experience in managing and operating complex joint ventures of this nature and the integration and operational activities may strain our internal resources, distract us from managing our day-to-day operations, and impact our ability to retain key employees in Rhapsody America. Our business, results of operations and financial condition could be materially and adversely affected if we are unable to successfully integrate and manage these assets.
     The nature of our and MTVN’s contributions of services and assets to Rhapsody America required detailed cost allocation agreements that will be complex for us to implement and manage and may result in significant costs that could adversely affect our operating results. For example, the advertising commitment from MTVN includes direct and integrated marketing services and programs, some of which may be difficult to value and may not generate expected returns. In addition, we are required to provide various support services, including facilities, information technology systems, personnel and overhead, to Rhapsody America. The allocation of these support service costs is based on various measures depending on the service provided, much of which must be tracked and then accounted for and reported to Rhapsody America on a periodic basis. Tracking and reporting these costs require significant internal resources and many of the allocation methodologies are complicated, which may result in inaccuracies in the total charges to be billed to Rhapsody America. In addition, the variable nature of these costs to be allocated to Rhapsody America may result in fluctuations in the period-over-period results of our Music business.
We and MTVN have certain contractual rights relating to the purchase and sale of MTVN’s membership interest in Rhapsody America that may be settled in part through the issuance of additional shares of our capital stock, which would dilute our other stockholders’ voting and economic interests in us, and may require us to pay MTVN a price that exceeds the appraised value of their proportionate interest in Rhapsody America.
     Pursuant to the terms of the Rhapsody America limited liability company agreement, we have a right to purchase from MTVN, and MTVN has a right to require us to purchase, MTVN’s membership interest in Rhapsody America. These call and put rights are exercisable upon the occurrence of certain events and during certain periods in each of 2012, 2013 and 2014 and every two years thereafter and may be settled, in part, in shares of our capital stock, subject to specified limitations. If a portion of the purchase price for MTVN’s membership interest is payable in shares of our capital stock, such shares could consist of our common stock representing up to 15% of the outstanding shares of our common stock immediately prior to the transaction, and shares of our non-voting stock representing up to an additional 4.9% of the outstanding shares of our common stock immediately prior to the transaction. If we pay a portion of the purchase price for MTVN’s membership interest in shares of our common stock and non-voting stock, our other stockholders’ voting and economic interests in us will be diluted, and MTVN will become one of our significant stockholders. In addition, if MTVN exercises its right to require us to purchase its membership interests in Rhapsody America in certain situations, we may be required to pay MTVN a price that provides a return to MTVN over the appraised value of MTVN’s proportionate interest in Rhapsody America.
Future growth of our online music, games and media software and services businesses may not keep pace with recently realized growth rates; any slowdown in growth would negatively impact our overall operating results.
     Our revenue for online music, games and media services businesses has grown substantially in recent years. A slowdown in the growth of these businesses would have a negative impact on our total revenue and consolidated operating results. Moreover, these businesses compete in new and rapidly evolving markets and face substantial competitive threats. Our prospects for future growth in these businesses must be considered in light of the risks, expenses and difficulties frequently encountered in new and fiercely competitive markets.
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
     We must continue to obtain compelling digital media content for our video, music, and games services in order to maintain and increase usage, subscription service revenue, and overall customer satisfaction for these products. In some cases, we pay substantial fees to obtain premium content. For instance, we pay substantial royalty fees to music labels to license content. Moreover, our online music service offerings now available through our Rhapsody America venture depend on music licenses from the major music labels and publishers, and the failure of any such parties to renew these licenses under terms that are acceptable to us would harm Rhapsody America’s ability to offer successful music subscription services and therefore our operating results. If we cannot obtain premium digital content for any of our digital content subscription services on commercially reasonable terms, or at all, our business will be harmed.
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
Music publishing royalty rates for music subscription services offered through RealNetworks and Rhapsody America are not yet fully established; a determination of high royalty rates could negatively impact our operating results.
     Publishing royalty rates associated with music subscription services in the U.S. and abroad are not fully established. Public performance licenses are negotiated individually, and we have not yet agreed to rates with all of the performing rights societies for all of our music subscription service activities, including those now conducted by Rhapsody America . We or Rhapsody America may be required to pay a rate that is higher than we expect, as the issue was recently submitted to a “Rate Court” by the American Society of Composers, Authors and Publishers (ASCAP) for judicial determination. We have license agreements with the Harry Fox Agency, an agency that represents music publishers, and with many independent music publishers to reproduce musical compositions as required in the creation and delivery of on-demand streams and tethered downloads, but these license agreements do not include final royalty rates. The license agreements anticipate industry-wide agreement on rates, or, if no industry-wide agreement can be reached, determination by a copyright royalty board (CRB), an administrative judicial proceeding supervised by the U.S. Copyright Office. If the rates agreed to or determined by a CRB or by Congress are higher than we expect, the increased expense could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined and may be higher than our current estimates.
An appeal of, or other industry settlement relating to, the April 2007 Copyright Royalty Board decision regarding Internet radio royalties and minimum payments could result in material expenses that would harm our operating results and our ability to provide popular radio services.
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates are still under appeal and are also subject to industry-wide settlement negotiations, in some of which we are a participant. The appeal or other industry settlement, whether or not we directly participate in the settlement, may result in higher rates or other terms that are unfavorable to us, which could adversely impact our operating results and our ability to provide our radio services in the future.

Our music, games and media software and services businesses face substantial competitive challenges that may prevent us from being successful in those businesses.
     Music. Our online music services now offered through our Rhapsody America venture face significant competition from traditional offline music distribution competitors and from other online digital music services, as well as online theft or “piracy.” Some of these competing online services have spent substantial amounts on marketing and have received significant media attention, including Apple’s iTunes music download service, which it markets closely with its extremely popular iPod line of portable digital audio players and its recently introduced iPhone. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and also now markets a portable music player and related download software and music service called Zune. We also expect increasing competition from online retailers such as Amazon.com. Our current music service offerings now offered through Rhapsody America may not be able to compete effectively in this highly competitive market. Our online music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access a wide variety of free content without securing licenses from content providers. Enforcement efforts have not effectively shut down these services and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours.
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
The success of music services offered through Rhapsody America depend, in part, on interoperability with our customers music playback hardware.
     In order for the digital music services offered through Rhapsody America to continue to grow we must design services that interoperate effectively with a variety of hardware products, including portable digital audio players, mobile handsets, home stereos and PCs. We and Rhapsody America depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our objectives. To date, Apple has not agreed to design its popular iPod line of portable digital audio players or its new iPhone to function with our music services. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, our business will be harmed.

Risks Related to Our Technology Products and Solutions Business
Recent acquisitions in our Technology Products and Solutions business could expose us to new risks, disrupt our business and adversely impact our results of operations.
     In November 2006, we announced the final results of our tender offer for WiderThan Co., Ltd. (WiderThan) pursuant to which we acquired 99.7% of the outstanding common shares and American Depository Shares of WiderThan. We acquired the remaining 0.3% of WiderThan during the three months ended June 30, 2007. We also acquired Sony NetServices GmbH (SNS) and Exomi Oy (Exomi) in May 2007 and June 2007, respectively. The integration of these acquisitions, particularly WiderThan, is continuing and may divert the attention of management and other key personnel from other core business operations, which could adversely impact our financial performance in the near term. Moreover, the integration of WiderThan’s operations into the Company will require expansions to our system of internal controls over financial reporting. Any failure to successfully operate and integrate WiderThan could have an adverse effect on our results of operations.
Our businesses may be adversely affected by developments affecting the South Korean economy amid increased tensions with North Korea.
     With the acquisition of WiderThan, we generate a material portion of our revenue from operations in the Republic of Korea (South Korea). On a consolidated basis, during each of the three and nine months ended September 30, 2007 we derived 14% of our revenue from our operations in South Korea and expect that we will generate a significant portion of our revenue from South Korea in the remainder of 2007. Operating in this market subjects us to risks that were not previously relevant to us, including risks associated with the general state of the economy in South Korea and the potential instability of the Democratic People’s Republic of Korea (North Korea).
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
     We derive a material portion of our revenue from carrier application services. Many of our carrier application services contracts provide for revenue sharing arrangements but we have little control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Moreover, since most of our carrier customer contracts are non-exclusive, it is possible that our wireless carriers could purchase similar application services from third parties, and cease to use our services in the future. As a result, our revenue derived under these agreements may be substantially reduced depending on the pricing and usage decisions of our carrier customers.
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
     We are increasingly experiencing seasonality in our business, particularly with respect to the fourth quarter of our fiscal year. Our music, games and media software and services businesses, which include advertising revenue, make up a large percentage of our revenue, and the fourth quarter has traditionally been the seasonally strongest quarter for internet advertising. In addition, as we have begun partnering more closely with device manufacturers for our consumer music services, we expect sales of these devices to follow typical consumer buying patterns with a majority of consumer electronics being sold in the fourth quarter. Finally, WiderThan’s historical business has seen a concentration of system sales, deployments, and consulting revenue in the fourth quarter. These factors may result in increasing seasonality in our business and we cannot predict with accuracy how these factors will impact our quarterly financial results.
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
     As part of our business strategy, we have acquired technologies and businesses in the past, including the acquisition of Game Trust, Inc. in October 2007, and expect that we will continue to do so in the future. The failure to adequately manage the costs and address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business and prevent us from realizing the benefits of the acquisitions.

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
     On January 1, 2006, we adopted the provisions of, and started accounting for stock-based compensation in accordance with, the Financial Accounting Standards Board’s Statement of Financial Accounting Standard (SFAS) No. 123R — revised 2004, Share Based Payment, which requires a company to recognize, as an expense, the fair value of stock options and other stock-based compensation. We are required to record an expense for our stock-based compensation plans using the fair value method as described in SFAS No. 123R, which results in the recognition of significant and ongoing accounting charges, for which we recorded an expense of $6.0 million and $5.0 million during the three months ended September 30, 2007 and 2006, respectively, and $17.3 million and $12.3 million during the nine months ended September 30, 2007 and 2006, respectively, in our condensed consolidated statement of operations. Stock options are also a key part of the compensation packages that we offer our employees. If we are forced to curtail our broad-based option program due to these additional charges, it may become more difficult for us to attract and retain employees.
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
     The trading price of our common stock has been highly volatile. For example, during the 52-week period ended September 30, 2007, the price of our common stock ranged from $5.45 to $12.08 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, changes in financial estimates, recommendations by securities analysts, changes in the competitive environment, as well as any of the other risk factors described above.
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
None
Item 3. Default Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits
Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description
10.1†	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.

10.2†	Limited Liability Company Agreement of Rhapsody America LLC dated as of August 20, 2007 among RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.

10.3	Stockholder Agreement by and between Viacom International Inc. and RealNetworks, Inc. dated as of August 20, 2007

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2007.

REALNETWORKS, INC.
By:	/s/ Michael Eggers
Michael Eggers
	Title:	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1†	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.

10.2†	Limited Liability Company Agreement of Rhapsody America LLC dated as of August 20, 2007 among RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.

10.3	Stockholder Agreement by and between Viacom International Inc. and RealNetworks, Inc. dated as of August 20, 2007

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.