Form 10-K
period 2007-12-31
REALNETWORKS INC
filed 2008-02-29
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $815,600,373 on June 30, 2007, based on the closing price of the Common Stock on that date, as reported on the Nasdaq Global Select Market.(1)

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2008 was 142,325,923.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2008 Annual Meeting of Shareholders to be held on or about June 3, 2008 are incorporated by reference into Part III of this Report.

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

PART I.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about RealNetworks’ industry, products, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements with respect to:

•	future revenues, income taxes, net income per diluted share, acquisition costs and related amortization, and other measures of results of operations;

•	the effects of our acquisitions, including WiderThan, Sony NetServices GmbH and Exomi Oy, and our position as a technology services provider for leading wireless carriers;

•	plans, strategies and expected opportunities for growth, increased profitability and innovation in 2008 and future years;

•	the expected growth and profitability of our Technology Products and Solutions business;

•	the governance, management, accounting and integration of our Rhapsody America venture;

•	the dilutive impact on our shareholders if the call or put rights contained in the limited liability agreement for Rhapsody America are exercised and result in the issuance of additional shares of our common stock;

•	the financial performance and growth of our Games business, including future international growth;

•	the migration of our Media Software and Services businesses from general purpose subscription businesses toward premium services and free-to-consumer services, the popularity of the RealPlayer and our expected introduction of new products and innovations in our Media Software and Services business;

•	our ability to grow our Music business, including opportunities for us to become the platform of choice for the consumer electronics industry, the integration of our Rhapsody DNA into the digital devices of an expanding list of partners and our plans to introduce additional innovations;

•	the effect of future interoperability on our Music business, the significance of growth opportunities in the digital music market and our expectations for short-term progress and long-term success in our Music business;

•	our financial position and the availability of resources;

•	our expectations regarding acquisition activity in 2008 and our focus on the integration of completed acquisitions;

•	our relationships with our employees;

•	future competition; and

•	the degree of seasonality in our revenue.

These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language included or referred to in the section of Item 1 entitled “Competition,” in Item 1A entitled “Risk Factors” and in Item 3 entitled “Legal Proceedings.” RealNetworks undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by RealNetworks from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1.	Business

Overview

RealNetworks, Inc. helps consumers enjoy digital entertainment whenever and wherever they want. We pioneered the development of technology for the transmission of digital media over the Internet and have sustained a long heritage and a continued focus in creating and delivering digital media content such as music, games and video to consumers around the world.

We sell digital entertainment services to consumers for use with a variety of platforms such as PCs, portable music players, mobile phones, home entertainment systems and other consumer electronic devices. We are a market leader in providing pioneering products and services, including: RealPlayer®, the first mainstream media player to enable one-click downloading and recording of Internet video; the award-winning Rhapsody® digital music service, which delivers more than one billion songs per year; RealArcade®, one of the largest casual games services on the Internet; and a variety of mobile entertainment services, such as ringback tones, music-on-demand and video-on-demand, offered to consumers through leading mobile operators around the world. We also developed and provide a suite of software and services for Internet media delivery for business customers, including RealServer and the Helix product portfolio.

Our strategy is to continue to (1) develop technology that provides meaningful differentiation to our chosen markets in digital entertainment services; (2) build a direct relationship with, and grow, our worldwide user base; and (3) create strong business partnerships with device makers, media companies, service providers and other distribution channels in order to build a sustainable and profitable global business. We intend to continue to expand our products and services beyond the PC to mobile devices and to create compelling digital media experiences on a variety of entertainment devices. We also intend to use our strong cash position to continue to seek acquisition opportunities to further our strategic initiatives and to enhance our competitive position.

In August 2007, we and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC, a Delaware limited liability company, which operates the companies’ joint business-to-consumer digital audio music service. Rhapsody America’s music service is a subscription and advertising-supported service that offers a combination of permanent downloads, conditional downloads and on demand streaming services and is the exclusive digital audio music service offered by each of us and MTVN in the United States for a multi-year period for online, web-based service offerings and mobile-based service offerings. The elements necessary to create, build, operate, market and grow Rhapsody America’s music service were contributed, licensed to or provided as services to Rhapsody America by each of us and MTVN through a series of commercial agreements. As of December 31, 2007, we own 51% of the outstanding equity interest in Rhapsody America, and MTVN owns the remaining 49%.

We were incorporated in 1994 in the State of Washington. Our common stock is listed on the Nasdaq Global Select Market under the symbol “RNWK.”

Music

We own and manage a comprehensive set of digital music products and services designed to provide consumers with broad access to digital music. Our goal is to enable consumers to access digital music content anytime, anywhere and from a variety of devices. One of our music services is Rhapsody, a subscription-based music service offering unlimited access to a catalog of millions of music tracks. Our Rhapsody service provided in the United States is now operated through our joint venture with MTVN, Rhapsody America LLC. Rhapsody America also operates Rhapsody.com, a free Web-based version of our digital music service and the RealPlayer Music Store, which enables consumers to purchase and download individual digital music tracks. Our other music services include RadioPass, an Internet radio subscription service, and RealMusic, an offering to consumers outside the U.S. that includes Internet radio and other music content.

Rhapsody.  The Rhapsody music service and jukebox software operated by Rhapsody America is the centerpiece of our music offerings. Rhapsody allows consumers to manage their entire digital music collection in one application, and subscribers to our Rhapsody Unlimited service receive legal, unlimited, streaming access to over four million music tracks for a monthly fee. Rhapsody Unlimited enables subscribers to stream or conditionally download songs “on-demand” to their PC or to a range of consumer electronics devices, features significant editorial content and provides user-friendly ways for subscribers to explore, organize, listen to and share music. Rhapsody Unlimited subscribers can build and share playlists, create customized radio stations, and customize their own homepage within Rhapsody to receive recommendations, new release information and other content specific to their music tastes and listening history. Rhapsody Unlimited subscribers can also purchase most of the music tracks available from the service and can use the Rhapsody jukebox software to download an unlimited number of songs to their computer to listen offline as long as they remain subscribers.

Rhapsody To Go, a premium service also operated by Rhapsody America, provides subscribers all of the benefits of Rhapsody Unlimited in addition to the ability to transfer their music to portable devices. Rhapsody DNA is the proprietary software developed by us that enables the Rhapsody To Go service on a number of third party MP3 players and other digital music products. Rhapsody DNA facilitates the secure transfer of subscription-based music tracks to portable devices in a user friendly manner. We jointly launched with Best Buy and major MP3 player manufacturers, including SanDisk, Samsung and others, the extensible Rhapsody optimized program. This program optimizes the all-inclusive experience of using MP3 players with Microsoft Corporation’s PlaysForSure technology when the device is connected to the Rhapsody service. Rhapsody optimized MP3 players can play Rhapsody channels, transmit rating information to the service, access Rhapsody metadata such as artist information and receive firmware updates from the service.

Our Rhapsody music services are marketed through a family of websites, including Rhapsody.com, as well as by our partner MTVN and are also distributed through a variety of third-party distribution channels, including broadband service providers (Comcast Corporation), music retailers (Best Buy), home entertainment hardware providers (Sonos) and MP3 manufacturers (SanDisk and Samsung). For example, Rhapsody America has partnered with Best Buy to launch and provide the Best Buy online music service powered by Rhapsody and with TiVo Inc. to deliver to consumers instant access in the home to the Rhapsody music service through any broadband-connected TiVo box.

Rhapsody.com.  Rhapsody America also offers a free version of Rhapsody over the Internet called Rhapsody.com. Rhapsody.com enables consumers in the U.S. to listen to up to 25 songs per month for free utilizing their web browser. This service is offered as a marketing program for the premium version of Rhapsody and is also monetized through advertising related revenue. Rhapsody America also manages the Rollingstone.com website pursuant to a licensing agreement with Rolling Stone.

RadioPass.  We offer consumers a subscription-based Internet radio product called RadioPass. RadioPass subscribers gain access to over 90 pre-programmed, ad-free, high fidelity digital music radio stations in addition to simulcasts of 3,200 worldwide broadcast stations for a monthly subscription fee. We also operate Rhapsody Radio, a version of our Internet radio service for distribution to customers via the PC and through certain wireless phone carriers. We have agreements with broadband service providers to provide our radio services on a wholesale basis in order to expose their customers to our online music services.

RealPlayer Music Store.  The RealPlayer Music Store is a music download service available through our RealPlayer media player software. The RealPlayer Music Store enables customers to purchase individual digital music tracks without subscribing to one of our music subscription services. The RealPlayer Music Store has over four million songs available for purchase by U.S. consumers.

RealMusic.  RealMusic is a music offering we make available to consumers outside the U.S., featuring Internet radio, a la carte music downloads, music news, and other music content. RealMusic is currently available in Europe and Japan.

Consumer

Media Software and Services

RealPlayer.  Our RealPlayer media player software includes features and services that enable consumers to discover, play and manage audio and video programming on the Internet via a PC. RealPlayer plays nearly all major digital media types and is compatible with over 100 portable music devices. RealPlayer is available to consumers as a free download from the Real.com website.

SuperPass.  The subscription service, SuperPass, offers consumers a broad range of video, digital music and games content, as well as commercial-free Internet radio stations, advanced CD and DVD burning and expanded features for the RealPlayer. SuperPass provides a single source for consumers to access popular news, sports, music and entertainment online. Additionally, the service can be used by content owners to offer exclusive access to content and to potentially profit from multiple revenue opportunities. Subscribers to SuperPass are also entitled to receive other special offers, including security software, one game download and ten song downloads per month.

Advertising and Third-Party Software.  We market and sell advertising on our Real.com family of websites and client software. In addition, we distribute third-party software products, such as the Google toolbar, to consumers who wish to download additional applications when downloading our software products.

Games

We own and operate a comprehensive digital games service that includes a broad range of downloadable and online games products and subscription services focused primarily on “casual” gamers for PC and mobile wireless platforms.

We develop original content for these services through our GameHouse, Mr. Goodliving, and Zylom game studios. We also publish content from numerous affiliated studios located around the world and distribute other third-party game content to our customers. We market our games products and services domestically and internationally through our own family of websites as well as through paid search advertising, affiliate marketing programs and third-party distribution channels, such as broadband service providers and online portals and content publishers. Our owned and operated consumer retail distribution services include websites operated under the RealArcade, GameHouse, Zylom and Atrativa brands. These sites focus on casual gamers for the PC and offer a variety of free and paid casual game play experiences, including GamePass and FunPass, two Internet-based games subscription services.

PC Games.  The digital media distribution services that power our family of websites as well as our third-party distribution services enable consumers to purchase games from our catalog of over 600 downloadable PC games and over 200 online games across a variety of popular casual game genres, including puzzle, word, hidden object and arcade type games. These services make it easy for consumers to discover, manage and play both online and downloadable PC games. All games are made available with a free trial and can be purchased on an individual basis or as part of our subscription services. In exchange for a monthly subscription fee, GamePass subscribers receive a credit to download one game each month from our game catalog and receive discounts for additional game purchases. Subscribers to FunPass have unlimited access to play over 200 downloadable games in exchange for a monthly subscription fee. FunPass is available in the U.S. on GameHouse.com and in Europe on Zylom.com.

We believe that the PC platform is especially appropriate for generating advertising-based revenue, and in 2007, we successfully launched nearly 40 casual downloadable games supported by in-game advertising on RealArcade and Gamehouse.com. We intend to continue to launch more advertising-supported games through our own family of websites as well as through third-party distribution channels.

We continue to grow our PC games business through organic efforts and through strategic acquisitions. In the past two years we have made three acquisitions to improve the geographic reach and product service offerings of our Games business. In January 2006, we acquired Zylom Media Group B.V., a distributor and developer of casual online games in Europe, to strengthen our Games business in Europe. In November 2006, we acquired Atrativa Latin America Ltd., a distributor of casual downloadable and online games in Latin America. In October 2007, we acquired Game Trust, Inc., a casual game infrastructure company that develops and operates innovative community, social networking and commerce tools designed to more deeply engage casual games players.

Mobile Games.  We develop and publish original content that consumers can purchase individually or packaged through a subscription mobile games service available through wireless network carriers in the U.S. and Europe. Under our Mr. Goodliving brand, we have created a technology development platform, called EMERGE, that enables us to efficiently convert game content for use on over 700 mobile handsets.

Technology Products and Solutions

We develop and market services and technologies that enable wireless carriers, cable companies and other media and communications companies to deliver superior entertainment experiences to their customers. We believe that we are at the forefront of innovation in digital entertainment delivery, creating new ways for mobile carriers and other businesses to provide their customers with digital media wherever they are. In recent periods, our Technology Products and Solutions segment has increasingly focused on sales of application services to wireless carriers. We believe that the transition to an application service provider (ASP) business model will create a more stable, recurring, and scalable revenue stream compared with our traditional system software license sales model.

In October 2006, we increased our ASP service offerings through our acquisition of WiderThan Co., Ltd., a global leader for delivering integrated digital entertainment solutions to communications service providers. WiderThan has a rich technology background and history of innovation, including assisting SK Telecom’s launch of one of the world’s first commercial ringback tone services in South Korea, as well as creating a leading, integrated mobile and on-line music-on-demand service.

In 2007, we made two additional acquisitions to strengthen our Technology Products and Solutions segment. In May 2007, we further increased our ASP service offerings through our acquisition of Sony NetServices GmbH (SNS), a Salzburg, Austria provider to mobile operators throughout Europe of end-to-end white label digital music services. In June 2007, we acquired Exomi Oy, a Finland based provider of mobile value-added service provisioning, delivery and management solutions for Short Message Service (SMS), Multimedia Messaging Service (MMS), Wireless Application Protocol (WAP) and wireless data.

We believe that following these three acquisitions, we are now at the forefront of delivery of new digital media applications to mobile carriers to provide their subscribers with digital entertainment in many forms, including ringback tones, music-on-demand, mobile games, ringtones, messaging and information. In addition, our ASP services are currently deployed with over 78 communications service providers in over 37 countries globally, including AT&T, Sprint Nextel Corp., T-Mobile USA and Verizon Wireless in the Americas, Bharti Airtel, Globe, SK Telecom and Telstra in Asia and Vodafone, among others, in Europe.

The application services that we provide are described below.

Ringback Tones.  We sell our ringback tone (RBT) service to wireless carriers and communications service providers throughout the world. Our RBT service enables callers to hear music chosen by the subscriber, instead of the traditional electronic ringing sound, while waiting for the subscriber to answer. Our RBT service enables users to select from a variety of high-quality ringback content, including music, pre-recorded messages by celebrities, and sound effects. Carriers generally offer the RBT service to their subscribers through monthly subscriptions and/or on a per RBT basis. In return for operating and managing our RBT service, we generally enter into revenue-sharing arrangements with our carrier customers.

Music-On-Demand.  Our music-on-demand (MOD) service allows carriers to enable their subscribers to listen to a wide range of song titles by downloading or streaming to PCs, certain MP3-enabled mobile phones, and certain portable audio players that are equipped with approved digital rights management systems. Users typically pay carriers for MOD service through monthly subscriptions or on a per-download basis, and we generally receive from the carriers some combination of a monthly fixed fee, a percentage of monthly subscription fees and a percentage of content download fees for providing the service.

Video-On-Demand.  Our video-on-demand (VOD) service allows wireless carriers and other telecom providers to enable their subscribers to view a wide range of video clips by downloading or streaming to video-enabled mobile phones that are equipped with approved digital rights management systems. Users typically pay for VOD services through monthly subscriptions and/or content download fees paid to the carriers, and we generally receive from the carriers some combination of a monthly fixed fee, a percentage of monthly subscription fees and a percentage of content download fees for providing the service.

Messaging.  Our principal messaging service is our inter-carrier messaging (ICM) service which routes and delivers SMS messages between wireless carriers within the U.S. and internationally to multiple wireless devices, under the brand name of Metcalf. We provide this service to carriers in partnership with VeriSign, Inc. The ICM service allows subscribers with any text messaging capable handset to send and receive text messages to and from subscribers on other networks. We earn revenue from this service from fees paid by the carriers based on the number of messages handled for them through the ICM service, subject to our revenue-sharing arrangement with VeriSign. Our messaging services also include e-mail messaging, multi-media messaging, voice messaging, and multimedia application gateway management, primarily to wireless carriers.

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

Exomi Messaging Gateway.  The Exomi Messaging Gateway (EMG) provides a solution for the delivery and management of value-added SMS and MMS services for carriers. It provides a single point of management for all applications and services, including short codes, and has simple application program interfaces (APIs) for other media companies and service providers to connect to a carrier’s network. Customers pay upfront fees for EMG for either a term- or volume/capacity-based license plus annual fees for upgrades and support.

Exomi WAP Gateway.  The Exomi WAP Gateway is a complete WAP infrastructure solution for carriers that enables a carrier’s subscribers to browse via WAP, send and receive MMS messages, perform application downloads and access entertainment services. It primarily provides access management and filtering and has flexible charging and rating schemes for carriers. Customers generally pay upfront license fees for the Exomi WAP Gateway based on the number of users plus annual fees for upgrades and support.

Other Technology Licensing.  We have also created enhanced versions of our media player and server products for use in wireless applications and we license our server software and products to a variety of mobile network operators on a worldwide basis. For example, our RealPlayer Mobile Player and related media server enable consumers to access streaming or downloaded content via 2.5G and 3G mobile networks. We have entered into agreements with wireless carriers, including AT&T, to use our mobile platform (primarily in international markets) and with mobile handset manufacturers, including Motorola, Nokia, Qualcomm, and Sony Ericsson, to preinstall our mobile player software on mobile phones.

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

See Notes to Consolidated Financial Statements — Segment Information (Note 18) for information regarding our reporting segments and geographic regions.

Research and Development

We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental technology, and strengthening our technological expertise in all our businesses. During the years ended December 31, 2007, 2006 and 2005, we expended 18%, 20%, and 22%, respectively, of our net revenue on research and development activities.

Customers and Seasonality

Our customers include consumers and businesses located throughout the world. Sales to customers outside the U.S., primarily in Asia and Europe, were 36%, 28%, and 23% of our net revenue during the years ended December 31, 2007, 2006, and 2005, respectively. Sales to one of our international Technology Products and Solutions customers, SK Telecom, accounted for approximately 13% of our consolidated revenues in the year ended December 31, 2007.

We are increasingly experiencing seasonality in our business, particularly with respect to the fourth quarter of our fiscal year. Our consumer businesses, which include advertising revenue, make up a large percentage of our revenue, and the fourth quarter has traditionally been the seasonally strongest quarter for internet advertising. In addition, as we have begun partnering more closely with device manufacturers for our consumer music services, we expect sales of these devices to follow typical consumer buying patterns with a majority of consumer electronics being sold in the fourth quarter. Finally, our Technology Products and Solutions business has seen a concentration of system sales, deployments, and consulting revenue in the fourth quarter.

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

Music and Consumer Marketing

We market and sell the music products and services offered through Rhapsody America directly through the website www.rhapsody.com, and our other consumer products and services directly through our own websites (www.real.com, www.realarcade.com, www.gamehouse.com, www.zylom.com, etc.). In addition, pursuant to one of the commercial agreements between Rhapsody America and MTVN, Rhapsody America has committed to purchase $230 million in advertising and integrated marketing on MTVN cable channels over the term of the agreement. Our music products and services are also offered through our client software and a variety of third-party distribution channels, such as broadband service providers, retailers, and other partners. These websites and client software provide us with a low-cost, globally accessible sales channel that is generally available 24 hours per day, seven days per week. We also have an advertising sales force that markets and sells advertising on our websites and client software. We sell our international advertising inventory directly to clients and agencies in foreign markets and through third-party advertising representation firms.

Technology Products and Solutions Marketing

Our sales, marketing and business development team works closely with many of our enterprise, infrastructure, wireless, broadband and media customers to identify new business opportunities for our entertainment applications, services and systems. Through ongoing communications with product and marketing divisions of our customers, we tailor our ASP services to the strategic direction of the carriers and the preferences of their subscribers. Our market channels consist of various online and offline methods of promoting our products and services, media relations, industry trade shows, speaking opportunities and other events. We also market and sell our Technology Products and Solutions directly through our websites and through other distributors, including hardware server companies, content aggregators, Internet service providers (ISPs) and other hosting providers that redistribute or provide end users access to our streaming technology from their websites and systems. We also have agreements with many popular software and hardware companies and websites to distribute our products as a click-through or to bundle our player products into their applications and software.

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

We compete in the market for delivery of online content services primarily on the basis of the quality and quantity of the content available in our services, the quality and usability of our software products, the reach of our media formats, and the price and perceived value of our products and services to consumers.

Music

The Rhapsody music subscription services operated by Rhapsody America and our RealPlayer Music Store face competition from traditional offline music distribution companies and from other online digital music services, including Apple Inc.’s iTunes music stores and Napster, Inc.’s music subscription services, as well as a wide variety of other competitors that are now offering digital music for sale over the Internet. Microsoft Corporation also offers premium music services in conjunction with its Zune product line, Windows Media Player and MSN services. We also expect increasing competition from media companies, online retailers such as Amazon.com and online community companies such as imeem, Inc. that offer consumers free, advertising-supported music content and applications through their websites. Our music offerings also face substantial competition from the illegal use of “free” peer-to-peer services. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services such as Rhapsody and the RealPlayer Music Store.

Our Rhapsody subscription services compete primarily on the basis of the overall quality and perceived value of the user experience and on the effectiveness of our distribution network and marketing programs. We believe that Rhapsody’s subscription-based services offer customers a superior value compared to the purchase of individual digital music tracks through competing online music download sites. We also believe that Rhapsody’s tools to search for and discover music, as well as its editorial content, organization of music and related artists, and overall ease of use differentiates Rhapsody from other online digital music services. As the market for purchasing music online grows, we expect that competition for subscribers and purchasers will be intense. In particular, Apple heavily markets and promotes its brand and digital music download services in order to drive sales of its higher margin hardware products. We expect that music subscription services will continue to compete aggressively for new subscribers and that Apple will continue to spend significantly to market and promote its brand and the sale of downloadable music to further its business model. We also expect that other competitors will continue to spend heavily to promote their brands and to attract and retain consumers for their services. We further believe that our ability to compete in the digital music business has been negatively impacted by the historical lack of a compelling portable device solution for our music subscription services. We have attempted to address this competitive problem by introducing our Rhapsody DNA software and Rhapsody optimization specification and enabling portable wireless players, such as the ibiza Rhapsody by Haier America Trading, LLC, that can connect directly to the Rhapsody service without the use of a PC. Sales of our Rhapsody To Go subscription service will be increasingly dependent on the sales of our partners’ MP3 players and the sales efforts of our music retailer partners like Best Buy.

Consumer

Games

Our Games business competes with a variety of distributors, publishers and developers of “casual” games for the PC, and mobile wireless platforms. Our family of websites serving the PC casual games market competes with other high volume distribution channels for downloadable games including Yahoo! Games, MSN Gamezone, Pogo.com, and Shockwave. We compete in this market primarily on the basis of the quality and convenience of our services, the reach and quality of our distribution arrangements and the quality and breadth of our game catalog. Our GameHouse, Mr. Goodliving, and Zylom content development studios compete with other developers and publishers of downloadable PC and mobile games. Our studios compete based on our ability to develop and publish high quality games that resonate with consumers, our effectiveness at building our brands, our ability to license and execute digital games based on popular third-party intellectual properties like Monopoly, Scrabble and South Park, and our ability to secure broad distribution relationships for our titles, including distribution of mobile titles through mobile carriers.

Media Software and Services

Our media software and services business, including our SuperPass subscription service, faces competition from existing competitive alternatives and other emerging services and technologies. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face significant competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, Microsoft, Apple, Yahoo!, Google and YouTube as well as broadband Internet service providers, many of which provide similar or alternative services for free or bundle these types of services with other offerings. We also face competition from alternative streaming media playback technologies such as Microsoft Windows Media Player and Adobe Flash. We expect this competition to become more intense as the markets and business models for Internet video content mature and more competitors enter these new markets. Our video services compete primarily on the basis of the quality and perceived value of the content and services we provide, and on the effectiveness of our distribution network and marketing programs.

Technology Products and Solutions

Carrier Application Services

We compete with a large number of domestic and international companies in our carrier application services. We compete largely based on time-to-market, feature sets, operational expertise, customer care as well as price. Many of the carrier application services we provide require a high degree of integration with carrier or service provider networks and thus require a high degree of operational expertise. Those companies, like us, that can understand the intricacies of deploying highly sophisticated carrier-grade services quickly and efficiently generally have an advantage. In addition, the ability to enhance services with new features as the digital entertainment market develops is critical.

Our principal competitors in the ringback tone service market are NMS Technologies, Comverse Technology and Huawei Technologies. Our principal competitors in the music-on-demand service market include Groove Mobile, Omnifone, Musiwave (acquired by Microsoft Corporation) and Napster. Our principal competitors in the video-on-demand service market include MobiTV, QuickPlay and ThePlatform. And our principal competitors in the messaging market are Sybase365, a division of Sybase, Inc., and Syniverse Technologies.

Server Software

We currently compete primarily with Microsoft Corporation in the market for digital media servers, players, encoders, digital rights management, codecs and other technology and services related to digital distribution of media. Other competitors include Adobe and Apple. We believe that the primary competitive factors in the media delivery market include the quality, reliability, price and licensing terms of the overall media delivery solution, ubiquitous and easy consumer accessibility to media playback capability, access to distribution channels necessary to achieve broad distribution and use of products, and the ability to license and support popular and emerging media formats for digital media delivery. Microsoft distributes its competing streaming media server, player, tools and digital rights management products by bundling them with its Windows operating systems, including Windows NT, and Windows XP and Windows Vista, at no additional cost or otherwise making them available free of charge. We expect that by leveraging its monopoly position in operating systems and tying streaming of digital media into its operating systems and its Web browser, Microsoft will in the future distribute substantially more copies of its Windows Media Player, which competes with our media player products, than it has in the past and may be able to attract more users and content providers to use its streaming or digital media products.

Intellectual Property

As of December 31, 2007, we had 58 U.S. patents, 15 patents in South Korea, and over 100 pending patent applications relating to various aspects of our technology. We are continuously preparing additional patent applications on other current and anticipated features of our technology in various jurisdictions across the world. As of December 31, 2007, we had 57 registered U.S. trademarks or service marks, 23 registered South Korea trademarks or service marks, and had applications pending for several more trademark or service marks in various jurisdictions across the world. We also have several unregistered trademarks. In addition, we have several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealPlayer, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

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

Employees

At December 31, 2007, we had 1,722 full-time employees and 192 part-time and contingent employees, of which 1,076 were based in the Americas, 388 were based in Asia, and 258 were based in Europe. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Available Information

Our corporate Internet address is www.realnetworks.com. We make available free of charge on www.investor.realnetworks.com our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). However, the information found on our corporate website is not part of this or any other report.

Executive Officers of the Registrant

The executive officers of RealNetworks as of February 28, 2008 were as follows:

Name	Age	Position

Robert Glaser	46	Chairman of the Board and Chief Executive Officer
Michael Eggers	36	Senior Vice President, Chief Financial Officer and Treasurer
Savino (Sid) Ferrales	57	Senior Vice President — Human Resources
John Giamatteo	41	President -- Technology Products and Solutions and International Operations
Robert Kimball	44	Senior Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary
Dan Sheeran	41	Senior Vice President — Corporate Partnerships and Business Development
Robert J. Williams	42	Senior Vice President — Music Products of RealNetworks
Harold Zeitz	44	Senior Vice President — Games and Media Software and Services

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

ROBERT J. WILLIAMS has served as Senior Vice President, Music Products of RealNetworks since August 2007. Mr. Williams joined RealNetworks in July 2005 and served as Vice President, Music Software from December 2005 to August 2007, and as Area Vice President, Music Software from July 2005 to December 2005. Prior to joining RealNetworks, Mr. Williams was employed by Openwave Systems Inc., a mobile and broadband services company, where he held the positions of General Manager, Client Products from January 2004 to December 2004 and Vice President Engineering, Client Products, from 2002 to January 2004. Mr. Williams holds a Bachelor of Applied Science degree in Electrical Engineering from the University of Waterloo.

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

We and MTVN have formed Rhapsody America LLC, a Delaware limited liability company. We own, through a wholly owned subsidiary, 51% of the limited liability company membership interests of Rhapsody America and MTVN owns, through a wholly owned subsidiary, the remaining 49%. We are entitled to appoint the general manager to manage the day-to-day operations of Rhapsody America. Rhapsody America is governed by a limited liability company agreement which, among other things, requires unanimous approval of the members for certain actions, including but not limited to the following:

•	authorizing the annual operating budget and making capital expenditures in excess of a certain percentage over the budgeted amount for capital expenditures;

•	the issuance, sale or repurchase of Rhapsody America’s membership interests;

•	declaring of or making any distribution by Rhapsody America;

•	merging, consolidating or reorganizing Rhapsody America, acquiring or selling assets not in the ordinary course of business in excess of a certain amount, or acquiring or selling businesses valued in excess of a certain amount;

•	entering into any transaction with a value in excess of a certain amount with our affiliates or affiliates of MTVN; and

•	the appointment of a new general manager if the existing general manager is required to resign as a result of Rhapsody America not meeting certain financial tests.

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

Our realization of the anticipated benefits of Rhapsody America will depend on our ability to integrate the assets contributed by us and MTVN. Neither we nor the current management of Rhapsody America have extensive experience in managing and operating complex joint ventures of this nature and the integration and operational activities may strain our internal resources, distract us from managing our day-to-day operations, and impact our ability to retain key employees in Rhapsody America. Our business, results of operations and financial condition could be materially and adversely affected if we are unable to successfully integrate and manage these assets.

The nature of our and MTVN’s contributions of services and assets to Rhapsody America required detailed cost allocation agreements that are complex to implement and manage and may result in significant costs that could adversely affect our operating results. For example, the advertising commitment from MTVN includes direct and integrated marketing services and programs, some of which may be difficult to value and may not generate expected returns. In addition, we are required to provide various support services, including facilities, information technology systems, personnel and other corporate administrative support, to Rhapsody America. The allocation of these support service costs is based on various measures depending on the service provided, much of which must be tracked and then accounted for and reported to Rhapsody America on a periodic basis. Tracking and reporting these costs require significant internal resources, and many of the allocation methodologies are complicated, which may result in inaccuracies in the total charges to be billed to Rhapsody America. In addition, the variable nature of these costs to be allocated to Rhapsody America may result in fluctuations in the period-over-period results of our Music business.

We and MTVN have certain contractual rights relating to the purchase and sale of MTVN’s membership interest in Rhapsody America that may be settled in part through the issuance of additional shares of our capital stock, which would dilute our other shareholders’ voting and economic interests in us, and may require us to pay MTVN a price that exceeds the appraised value of their proportionate interest in Rhapsody America.

Pursuant to the terms of the Rhapsody America limited liability company agreement, we have a right to purchase from MTVN, and MTVN has a right to require us to purchase, MTVN’s membership interest in Rhapsody America. These call and put rights are exercisable upon the occurrence of certain events and during certain periods in each of 2012, 2013 and 2014 and every two years thereafter and may be settled, in part, through the issuance of shares of our capital stock, subject to specified limitations. If a portion of the purchase price for MTVN’s membership interest is payable in shares of our capital stock, such shares could represent up to 15% of the outstanding shares of our common stock immediately prior to the transaction. In addition, we may also be obligated to issue shares of our non-voting stock representing up to an additional 4.9% of the outstanding shares of our common stock immediately prior to the transaction. If we pay a portion of the purchase price for MTVN’s membership interest in shares of our common stock and non-voting stock, our other shareholders’ voting and economic interests in us will be diluted, and MTVN will become one of our significant shareholders. In certain situations, if MTVN exercises its right to require us to purchase its membership interests in Rhapsody America, we may be required to pay MTVN a price that provides a return to MTVN over the appraised value of MTVN’s proportionate interest in Rhapsody America.

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

We launched a new version of our media delivery software, RealPlayer 11. Consumers can use RealPlayer 11 to record and download videos from websites on the Internet with a single click on a “Download this Video” button that appears in the consumer’s web browser when a video is playing. Consumers can also simultaneously download and record multiple videos in a number of popular formats and can save the videos to CDs with the free version of RealPlayer 11 and to DVDs with a premium version that can be purchased through our websites. We cannot predict the rate of adoption or level of usage of RealPlayer 11 or whether it will lead to increased sales of any of our consumer products or services.

Although we believe RealPlayer 11 is legal, there are risks associated with the distribution of RealPlayer 11, including the risk that content owners may claim that the recording and downloading of their content with RealPlayer 11 infringes their intellectual property rights even though RealPlayer 11 automatically recognizes and will not download content protected by digital rights management. Responding to these potential claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop distributing or selling, or to redesign, RealPlayer 11, or to pay damages.

Music publishing royalty rates for music subscription services offered through RealNetworks and Rhapsody America are not yet fully established; a determination of high royalty rates could negatively impact our operating results.

Publishing royalty rates associated with music subscription services in the U.S. and abroad are not fully established. Public performance licenses are negotiated individually, and we have not yet agreed to rates with all of the performing rights societies for all of our music subscription service activities, including those now conducted by Rhapsody America. We or Rhapsody America may be required to pay a rate that is higher than we expect, as the issue was recently submitted to a “Rate Court” by the American Society of Composers, Authors and Publishers (ASCAP) for judicial determination. We have license agreements to reproduce musical compositions with the Harry Fox Agency, an agency that represents music publishers, and with many independent music publishers as required in the creation and delivery of on demand streams and tethered downloads, but these license agreements do not include final royalty rates. The license agreements anticipate industry-wide agreement on rates, or, if no industry-wide agreement can be reached, determination by a copyright royalty board (CRB), an administrative judicial proceeding supervised by the U.S. Copyright Office. If the rates agreed to or determined by a CRB or by Congress are higher than we expect, the increased expense could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined and may be higher than our current estimates.

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

Our music, games and media software and services businesses face substantial competitive challenges that may prevent us from being successful in, and negatively impact future growth in, those businesses.

Music.  Our online music services now offered through our Rhapsody America joint venture with MTVN face significant competition from traditional offline music distribution competitors and from other online digital music services, as well as online theft or “piracy.” Some of these competing online services have spent substantial amounts on marketing and have received significant media attention, including Apple’s iTunes music download service, which it markets closely with its extremely popular iPod line of portable digital audio players and its iPhone. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and also markets a portable music player and related download software and music service called Zune. We also expect increasing competition from online retailers such as Amazon.com. Our online music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access a wide variety of free content without securing licenses from content providers. Enforcement efforts have not effectively shut down these services and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours. Rhapsody America may not be able to compete effectively in this highly competitive market, which may negatively impact the future growth of our Music business.

Media Software and Services.  Our media software and services (primarily our SuperPass subscription service) face competition from existing competitive alternatives and other free emerging services and technologies, such as user generated content services like YouTube and alternative streaming media playback technologies including Microsoft Windows Media Player and Adobe Flash. Content owners are increasingly marketing their content on their own websites rather than licensing to other distributors such as us. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, Microsoft, Apple, Adobe, Yahoo! and broadband ISPs. We expect this competition to continue to be intense as the market and business models for Internet video content mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets to promote their offerings successfully. If we are unable to compete successfully, the future growth of our Media Software and Services business will be negatively impacted.

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

We cannot predict whether consumers will continue to download and use our digital media products consistent with past usage, especially in light of the fact that Microsoft bundles its competing Windows Media Player with its Windows operating system and the popularity of the Adobe Flash format. Our inability to maintain continued high volume distribution of our digital media products could hold back the growth and development of related revenue streams from these market segments, including the distribution of third-party products, and therefore could harm our business and our prospects.

The success of music services offered through Rhapsody America depend, in part, on interoperability with our customers’ music playback hardware.

In order for the digital music services offered through Rhapsody America to continue to grow, we must design services that interoperate effectively with a variety of hardware products, including portable digital audio players, mobile handsets, home stereos and PCs. We and Rhapsody America depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our objectives. To date, Apple has not agreed to design its popular iPod line of portable digital audio players or its new iPhone to function with our music services. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, our business will be harmed.

Risks Related to Our Technology Products and Solutions Business

Recent acquisitions in our Technology Products and Solutions business could expose us to new risks, disrupt our business and adversely impact our results of operations.

In November 2006, we completed the acquisition of substantially all of WiderThan Co., Ltd. (WiderThan). We also acquired Sony NetServices GmbH (SNS) and Exomi Oy (Exomi) in May 2007 and June 2007, respectively. The integration of these acquisitions, particularly WiderThan, is continuing and may divert the attention of management and other key personnel from other core business operations, which could adversely impact our financial performance in the near term. Moreover, the integration of WiderThan’s operations into the Company will require expansions to our system of internal controls over financial reporting. Any failure to successfully operate and integrate WiderThan could have an adverse effect on our results of operations.

Our businesses may be adversely affected by developments affecting the South Korean economy amid increased tensions with North Korea.

With the acquisition of WiderThan, we generate a material portion of our revenue from operations in the Republic of Korea (South Korea). On a consolidated basis, during the year ended December 31, 2007 we derived 15% of our revenue from our operations in South Korea and expect that we will generate a portion of our revenue from South Korea in 2008. Operating in this market subjects us to risks that were not previously relevant to us, including risks associated with the general state of the economy in South Korea and the potential instability of the Democratic People’s Republic of Korea (North Korea).

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

Our traditional system software licensing business has been negatively impacted by the effects of our competitors, and our settlement agreement with Microsoft may not improve sales of our system software products.

We believe that our traditional system software sales have been negatively impacted primarily by the competitive effects of Microsoft, which markets and often bundles its competing technology with its market leading operating systems and server software. Although the settlement agreement we entered into with Microsoft relating to our claims regarding Microsoft’s anticompetitive practices contained a substantial cash payment to us and a series of technology agreements, Microsoft will continue to be an aggressive competitor with our traditional systems software business. We cannot be sure whether the portions of the settlement agreement designed to limit Microsoft’s ability to leverage its market power will be effective, and we cannot predict when, or if, we will experience increased demand for our system software products or if we will be able to apply the proceeds from the settlement agreement in a way that improves our operating results or shareholder return on an investment in our stock.

A majority of the revenue that we generate in South Korea is dependent upon our relationship with SK Telecom, the largest wireless carrier in Korea; any deterioration of this relationship could materially harm our business.

We offer our mobile entertainment services to consumers in South Korea through SK Telecom, the largest wireless carrier in South Korea. In the near term, we expect that we will continue to generate a significant portion of our total revenue through SK Telecom. If SK Telecom fails to market or distribute our applications or terminates its business contracts with us, or if our relationship with SK Telecom deteriorates in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives, which could have a material negative impact on our revenue and operating results. Also, if we are unable to continue our service development in conjunction with SK Telecom, our ability to develop, test, and introduce new services will be materially harmed.

Contracts with our carrier customers subject us to significant risks that could negatively impact our revenue or otherwise harm our operating results.

We derive a material portion of our revenue from carrier application services. Many of our carrier application services contracts provide for revenue sharing arrangements but we have little control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Because most of our carrier customer contracts are nonexclusive, it is possible that our wireless carriers could purchase similar application services from third parties, and cease to use our services in the future. As a result, our revenue derived under these agreements could be substantially reduced depending on the pricing and usage decisions of our carrier customers.

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

Finally, certain of our carrier contracts obligate us to indemnify the carrier customer for certain liabilities and losses incurred by them, including liabilities resulting from third party claims for damages that arise out of the use of our technology. These indemnification terms provide us with certain procedural safeguards, including the right to control the defense of the indemnified party. We have accepted tenders of indemnification from two of our carrier customers related to one pending patent infringement proceeding, and we are vigorously defending them. This pending proceeding or future claims against which we may be obligated to defend our carrier customers could result in paying amounts pursuant to these obligations that could materially harm our operating results.

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

The market for mobile entertainment services, including ringback tone and music-on-demand solutions, is highly competitive. Current and potential future competitors include major media companies, Internet portal companies, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. In connection with music-on-demand in particular, we may in the future compete with current providers of music-on-demand services for online or other non-mobile platforms, some of which have greater financial resources than we do. In addition, the major music labels may demand more aggressive revenue sharing arrangements or seek an alternative business model less favorable to us. Increased competition has in the past resulted in pricing pressure, forcing us to lower the selling price of our services. If we are not as successful as our competitors in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business.

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

As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to our inability to realize SAB No. 51 gains in future periods or impairments of goodwill and other long-lived assets, any of which could cause the trading price of our stock to decline. Certain of our expense decisions (for example, research and development and sales and marketing efforts) are based on predictions regarding business and the markets in which we compete. To the extent that these predictions prove inaccurate, our revenue may not be sufficient to offset these expenditures, and our operating results may be harmed. In addition, we recently acquired the operations of WiderThan. We have limited experience managing these assets which may make it more difficult for us to accurately predict our operating results.

Our products and services must compete with the products and services of strong or dominant competitors.

Our software and services must compete with strong existing competitors and new competitors that may enter with competitive new products, services and technologies. These market conditions have in the past resulted in, and could likely continue to result in the following consequences, any of which could adversely affect our business, our operating results and the trading price of our stock:

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

Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. Our competitors across the breadth of our product lines include a number of large and powerful companies, such as Microsoft and Apple.

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

As part of our business strategy, we have acquired technologies and businesses in the past and expect that we will continue to do so in the future. The failure to adequately manage the costs and address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business and prevent us from realizing the benefits of the acquisitions.

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

Access to the Internet through devices other than a PC, such as personal digital assistants, cellular phones, television set-top devices, game consoles, Internet appliances and portable music and games devices has increased dramatically and is expected to continue to increase. If a substantial number of alternative device manufacturers do not license and incorporate our technology and services into their devices, we may fail to capitalize on the opportunity to deliver digital media to non-PC devices which could harm our business prospects. If we do not successfully make our products and technologies compatible with emerging standards and the most popular devices used to access digital media, we may miss market opportunities and our business and results will suffer.

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

Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit and store such information and data securely, and any costs associated with preventing or eliminating such problems, could hurt customer demand for our products, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. We also may be required to expend significant capital or other resources to alleviate problems caused by such breaches or attacks, which expenditures could adversely effect our operating results.

The growth of our business is dependent in part on successfully implementing our international expansion strategy.

A key part of our strategy is to develop localized products and services in international markets through subsidiaries, branch offices and joint ventures. If we do not successfully implement this strategy, we may not recoup our international investments and we may fail to develop or maintain worldwide market share. In addition, our recent acquisitions of Exomi, SNS, WiderThan, Zylom and Mr. Goodliving have increased our revenue from, and business exposure to, our international operations. Our international operations involve risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language, and cultural differences, different or conflicting laws and regulations, taxes, and exchange rate fluctuations. Any of these factors could harm operating results and financial condition. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements.

We may be unable to adequately protect our proprietary rights and may face risks associated with third-party claims relating to our intellectual property.

Our ability to compete partly depends on the superiority, uniqueness and value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. However, our efforts to protect our intellectual property rights may not assure our ownership rights in our intellectual property, protect or enhance the competitive position of our products and services or effectively prevent misappropriation of our technology. As disputes regarding the ownership of technologies and rights associated with streaming media, digital distribution, and online businesses are common and likely to arise in the future, we may be forced to litigate to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights, enter into royalty or licensing agreements on unfavorable terms or redesign our product features and services. Any such dispute would likely be costly and distract our management, and the outcome of any such dispute could harm our business.

From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. Currently we are investigating or litigating a variety of such pending claims, some of which are described in Item 3 of this report under the heading “Legal Proceedings.”

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

The Internet Tax Freedom Act, or ITFA, which Congress extended until November 2014, among other things, imposed a moratorium on discriminatory taxes on electronic commerce. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

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

The trading price of our common stock has been highly volatile. For example, during the 52-week period ended December 31, 2007, the price of our common stock ranged from $5.45 to $11.17 per share. Our stock price could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, changes in financial estimates, recommendations by securities analysts, changes in the competitive environment, as well as any of the other risk factors described above.

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

We lease properties primarily in the following locations that are utilized by all of our business segments, unless otherwise noted below, to house our research and development, sales and marketing, and general and administrative personnel:

	Area leased	Monthly
Location	(sq. feet)	rent	Lease expiration

Seattle, Washington	264,000	$468,000	September 2014, with an option to renew for two five-year periods
Seattle, Washington(1)	133,000	398,000	September 2010
Seoul, Republic of Korea(2)	78,000	127,000	October 2008
Reston, Virginia(2)	35,000	76,000	December 2011

(1)	In 2001, we re-evaluated our facilities requirements and as a result, decided to sublet all of this office space for the remainder of the term of our lease.

(2)	This facility is utilized only by our Technology Products and Solutions segment.

In addition, we lease smaller facilities with multi-year terms in the U.S. and foreign countries, some of which support the operations of all of our business segments while others are dedicated to a specific business segment. We also lease various other smaller facilities in the U.S. and foreign countries primarily for our sales and marketing personnel. A majority of these other leases are for a period of less than one year. We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. For additional information regarding our obligations under leases, see Notes to Consolidated Financial Statements — Commitments and Contingencies (Note 16).

Item 3.	Legal Proceedings

See Notes to Consolidated Financial Statements — Commitments and Contingencies (Note 16) for information regarding legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Stock Market LLC under the symbol “RNWK” since our initial public offering in November 1997. There is no assurance that any quantity of the common stock could be sold at or near reported trading prices.

The following table sets forth for the periods indicated the high and low sale prices for our common stock, as reported on the Nasdaq Stock Market LLC. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	Years Ended December 31,
	2007		2006
	High	Low	High	Low

First Quarter	$11.17	$7.55	$8.60	$7.20
Second Quarter	8.76	7.42	11.05	8.27
Third Quarter	8.27	5.45	11.20	9.12
Fourth Quarter	7.35	5.74	12.08	10.44

As of January 31, 2008, there were approximately 736 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders. We have not paid any cash dividends. Payment of dividends in the future will depend on our continued earnings, financial condition and other factors.

In May 2007, our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $100.0 million of our outstanding common stock. Below is a summary of share repurchases during the quarters ended September 30, 2007 and December 31, 2007. All of the repurchases in the table below were made through the Board of Directors authorized share repurchase program. No purchases were made in October 2007.

	Total Number of	Average Price Paid
Period	Shares Repurchased	Per Share
	(In thousands)

7/1/2007 — 7/31/2007	2,100	$7.88
8/1/2007 — 8/31/2007	842	$6.43
9/1/2007 — 9/30/2007	1,900	6.47
11/1/2007 — 11/30/2007	4,400	$6.66
12/1/2007 — 12/31/2007	1,180	6.21

Total	10,422	$6.80

For further information regarding our share repurchase plan see Note 14 of Notes to Consolidated Financial Statements.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$567,620	$395,261	$325,059	$266,719	$202,377
Cost of revenue	213,491	124,108	98,249	97,145	68,343

Gross profit	354,129	271,153	226,810	169,574	134,034

Operating expenses:
Research and development	102,731	77,386	70,731	52,066	47,730
Sales and marketing	209,412	165,602	130,515	96,779	77,335
Advertising with related party	24,360	—	—	—	—
General and administrative	67,326	57,332	50,697	31,538	21,160
Restructuring charge	3,748	—	—	—	—
Loss on excess office facilities	—	738	—	866	7,098

Subtotal operating expenses	407,577	301,058	251,943	181,249	153,323
Antitrust litigation (benefit) expenses, net	(60,747)	(220,410)	(422,500)	11,048	1,574

Total operating expenses (benefit)	346,830	80,648	(170,557)	192,297	154,897

Operating income (loss)	7,299	190,505	397,367	(22,723)	(20,863)
Other income (expenses), net	68,472	37,248	32,176	248	(444)

Income (loss) before income taxes	75,771	227,753	429,543	(22,475)	(21,307)
Income taxes	(27,456)	(82,537)	(117,198)	(522)	(144)

Net income (loss)	$48,315	$145,216	$312,345	$(22,997)	$(21,451)

Basic net income (loss) per share	$0.32	$0.90	$1.84	$(0.14)	$(0.13)
Diluted net income (loss) per share	$0.29	$0.81	$1.70	$(0.14)	$(0.13)
Shares used to compute basic net income (loss) per share	151,665	160,973	169,986	168,907	160,309
Shares used to compute diluted net income (loss) per share	166,410	179,281	184,161	168,907	160,309

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$556,629	$678,920	$781,327	$363,621	$373,593
Working capital	351,066	584,125	710,804	287,599	310,679
Other intangible assets, net	107,677	105,109	7,337	8,383	1,065
Goodwill	353,153	309,122	123,330	119,217	97,477
Total assets	1,275,442	1,303,416	1,112,997	602,502	580,939
Convertible debt	100,000	100,000	100,000	100,000	100,000
Shareholders’ equity	875,104	969,766	841,733	380,805	366,486

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading creator of digital media services and software. Our mission is to deliver world class digital entertainment experiences - music, video or games - wherever and whenever consumers want them. Consumers use our services and software, such as Rhapsody, RealArcade, and RealPlayer to find, play, purchase, and manage free and premium digital content, including music, games, and video. Broadcasters, cable and wireless communication companies, media companies and enterprises, such as AT&T and Verizon in the U.S., Vodafone in Europe, and SK Telecom in Korea, use our digital media applications and services to create, secure and deliver digital media to PCs, mobile phones, portable music players and other consumer electronics devices and to provide entertainment services to their subscribers.

Our strategy is to continue to (1) develop technology that provides meaningful differentiation to our chosen markets in digital entertainment services; (2) build a direct relationship with, and grow, our worldwide user base; and (3) create strong business partnerships with device makers, media companies, service providers and other distribution channels in order to build a sustainable and profitable global business. We intend to continue to expand our products and services beyond the PC to mobile devices and to create compelling digital media experiences on a variety of entertainment devices. We also intend to use our strong cash position to continue to seek acquisition opportunities to further our strategic initiatives and to enhance our competitive position.

In the year ended December 31, 2007, we recorded the highest total annual revenue in our history due to the inclusion of the operating results from our acquisitions, primarily WiderThan which we acquired in October 2006, and also due to significant growth in revenue from our Music and Consumer segments. The growth in our consumer businesses, as compared with 2006, was driven primarily by increased revenue from our Games and Music businesses. This growth was partially offset by a decline in revenue in our Media Software and Services business from 2006 to 2007, due primarily to a decline in revenue from our SuperPass subscription service.

In recent years, we have focused our efforts on growing our consumer businesses through both internal initiatives and strategic acquisitions of businesses and technologies. We have also increased our focus on “free-to-consumer” products and services, such as our Rhapsody.com website, and our introduction of downloadable games containing in-game advertising. These products and services generate advertising revenue and are also designed to increase the exposure of our paid digital music and games products and services to consumers. As a result, combined revenue in our Music and Consumer segments grew 12% and 15% during the years ended December 31, 2007 and 2006, respectively.

Revenue in 2007 from our Technology Products and Solutions segment grew significantly compared with 2006, increasing by 185%. This increase was driven primarily by our acquisitions of WiderThan in October 2006 and Sony NetServices GmbH (SNS) and Exomi Oy (Exomi) during the second quarter of 2007. WiderThan delivers integrated digital entertainment solutions to communications service providers worldwide. WiderThan’s applications, content, and services enable wireless carriers to provide a broad range of mobile entertainment to their subscribers, including ringback tones, music-on-demand, mobile games, ringtones, messaging, and information services.

On October 1, 2007, we acquired all of the outstanding securities of Game Trust, Inc. (Game Trust), a provider of scalable and secure infrastructures for community and commerce applications in online casual games. We believe that combining Game Trust’s assets and technology with our existing business will enhance our casual game offerings in our existing markets.

On August 20, 2007, we and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America to jointly own and operate a business-to-consumer digital audio music service. The Rhapsody America music service is a subscription and advertising-supported service that offers a combination of permanent downloads, conditional downloads and on demand streaming services. The elements necessary to create, build, operate and grow the Rhapsody America music service were contributed, licensed to, or provided as services to Rhapsody America by each of MTVN and us, through a series of commercial agreements.

Rhapsody America will operate primarily in the United States, although the parties are not precluded from expanding the territory in the future by mutual agreement.

On June 8, 2007, we acquired all of the outstanding securities of Exomi, a provider of short message service (SMS) messaging and wireless application protocol gateway products and services with customers primarily in Europe and Latin America. We believe that combining Exomi’s assets and network with our products and services will enhance our presence in the Latin American market.

On May 15, 2007, we acquired all of the outstanding securities of SNS, a provider of comprehensive white label digital music services to mobile operators in Europe. We believe that combining SNS’ assets and technology with our existing business will enhance our digital music offerings in the European market.

On October 31, 2006, we acquired 99.7% of the outstanding common shares and American Depository Shares of WiderThan Co. Ltd. (WiderThan), a leading provider of ringback tones, music-on-demand and other mobile entertainment services to wireless carriers. We acquired substantially all of the remaining 0.3% of the outstanding common shares and American Depository Shares of WiderThan during the quarter ended June 30, 2007. The acquisition further enhanced our strategy of providing end-to-end digital media solutions to partners including music, casual games and video services.

On January 31, 2006, we acquired all of the outstanding securities of Zylom Media Group B.V. (Zylom), a distributor, developer, and publisher of PC-based games in Europe. We believe that combining Zylom’s assets and distribution network with our downloadable PC-based games assets and distribution platform will enhance our presence in the European games market.

In October 2005, we entered into an agreement to settle all of our antitrust disputes worldwide with Microsoft. Upon settlement of the legal disputes, we also entered into two commercial agreements with Microsoft that provide for collaboration in digital music and casual games. Pursuant to these commercial agreements we received payments and other consideration of $478.0 million in 2005, $221.9 million in 2006 and $61.1 million in 2007 for a total of $761.0 million. As of December 31, 2007, we have received all the proceeds and other consideration from this settlement.

We manage our business, and correspondingly report segment revenue and profit (loss), based on three segments: Music, Consumer and Technology Products and Solutions, each of which is described further below under “Revenue by Segment” and “Costs of Revenue by Segment.”

The following table sets forth certain financial data for the periods indicated as a percentage of total net revenue:

	Years Ended December 31,
	2007	2006	2005

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	37.6	31.4	30.2

Gross profit	62.4	68.6	69.8
Operating expenses:
Research and development	18.1	19.6	21.8
Sales and marketing	36.9	41.9	40.2
Advertising with related party	4.3	—	—
General and administrative	11.9	14.5	15.6
Restructuring charge	0.6	—	—
Loss on excess office facilities	—	0.2	—

Subtotal operating expenses	71.8	76.2	77.6
Antitrust litigation benefit, net	(10.7)	(55.8)	(130.0)

Total operating expenses (benefit)	61.1	20.4	(52.4)

Operating income	1.3	48.2	122.2
Other income, net	12.0	9.4	9.9

Income before income taxes	13.3	57.6	132.1
Income taxes	(4.8)	(20.9)	(36.1)

Net income	8.5%	36.7%	96.0%

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Estimating music publishing rights and music royalty accruals;

•	Recoverability of deferred costs;

•	Estimating allowances for doubtful accounts and sales returns;

•	Estimating losses on excess office facilities;

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;

•	Valuation of other intangible assets;

•	Valuation of goodwill;

•	Stock-based compensation;

•	Minority interest;

•	Accounting for gains on sale of subsidiary stock; and

•	Accounting for income taxes.

Revenue Recognition.  We recognize revenue in accordance with the following authoritative literature: AICPA Statement of Position (SOP) No. 97-2, Software Revenue Recognition; SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements; SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements; Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables; and EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Generally we recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectability of the resulting receivable is reasonably assured.

Consumer subscription products are paid in advance, typically for monthly, quarterly or annual periods. Subscription revenue is recognized ratably over the related subscription period. Revenue from sales of downloaded individual music tracks, albums and games are recognized at the time the music or game is made available, digitally, to the end user.

We recognize revenue under the residual method for multiple element software arrangements when vendor-specific objective evidence (VSOE) exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, under SOP No. 97-2. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of the arrangement’s undelivered elements such as Post Contract Support (PCS), and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses. VSOE for PCS is established on standard products for which no installation or customization is required based upon amount charged when PCS is sold separately. For multiple element software arrangements involving significant production, modification, or customization of the software, which are accounted for in accordance with the provisions of SOP No. 81-1, VSOE for PCS is established if customers have an optional renewal rate specified in the arrangement and the rate is substantive.

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

We recognize revenue on a gross or net basis in accordance with EITF Issue No. 99-19. In many arrangements, we contract directly with end user customers, are the primary obligor and carry all collectability risk. In such arrangements we report the revenue on a gross basis. In some cases, we utilize third-party distributors to sell products or services directly to end user customers and carry no collectability risk. In such instances we report the revenue on a net basis.

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

Allowances for Doubtful Accounts and Sales Returns.  We must make estimates of the uncollectability of our accounts receivable. We specifically analyze the age of accounts receivable and historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Similarly, we must make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant judgments and estimates must be made and used in connection with establishing allowances for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we were to make different judgments or utilize different estimates.

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

Valuation of Goodwill.  We assess the impairment of goodwill on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors we consider important that could trigger an impairment review include the following:

•	poor economic performance relative to historical or projected future operating results;

•	significant negative industry, economic or company specific trends;

•	changes in the manner of our use of the assets or the plans for our business; and

•	loss of key personnel.

If we were to determine that the fair value of a reporting unit was less than its carrying value, including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, we would measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the goodwill of the reporting unit. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, we would record an impairment charge for the difference. Judgment is required in determining our reporting units and assessing fair value of the reporting units. There were no impairments related to goodwill in any of the periods presented in this report.

Stock-Based Compensation.  We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, which we adopted as of January 1, 2006, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period, which is the vesting period. The Black-Scholes model requires various highly judgmental assumptions including volatility in our common stock price and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from the amounts recorded in our consolidated statement of operations. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

Minority Interests.  The Company records minority interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the minority interest partners in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB No. 51). Redeemable minority interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value are accounted for in accordance with ARB No. 51. As of December 31, 2007, the Company’s minority interests solely related to redeemable minority interests in Rhapsody America. Minority interest expense (benefit) is included in the consolidated statement of operations and comprehensive income for 2007.

Accounting for Gains on Sale of Subsidiary Stock.  We account for any changes in our ownership interest resulting from the issuance of equity capital by consolidated subsidiaries as either a gain or loss in the statement of operations pursuant to SAB No. 51 Accounting for the Sales of Stock of a Subsidiary. SAB No. 51 requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations if the appropriate recognition criteria has been met or reflected as an equity transaction. We have elected to reflect SAB No. 51 gains or losses in our consolidated statement of operations and comprehensive income.

Accounting for Income Taxes.  We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled. We must make assumptions, judgments and estimates to determine current provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

Each reporting period we must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefit in the statement of operations and comprehensive income. Factors we consider in making such an assessment include, but are not limited to: past performance and our expectation of future taxable income, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our investments and other assets.

We have not provided for U.S. deferred income taxes or withholding taxes on non-U.S. subsidiaries’ undistributed earnings. These earnings are intended to be permanently reinvested in operations outside of the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the availability of foreign tax credits and the complexity of the computation if such earnings were not deemed to be permanently reinvested.

Balance at January 1, 2007	$7.5
Increases/(Decreases) related to prior year tax positions	—
Increases/(Decreases) related to current year tax positions	1.5
Settlements	—
Expiration of the statute of limitations	—

Balance at December 31, 2007	$9.0

We file numerous consolidated and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993. However, the Company has been notified by the I.R.S. that WiderThan Americas, Inc. (WTA), a wholly owned subsidiary of the Company, was selected for a federal audit for the period ending December 31, 2005. The audit is expected to begin in 2008.

Revenue by Segment

Revenue by segment is as follows (dollars in thousands):

	2007	Change	2006	Change	2005

Music	$149,126	21%	$123,033	21%	$101,769
Consumer	211,851	6	199,739	12	178,195
Technology products and solutions	206,643	185	72,489	61	45,095

Total net revenue	$567,620	44%	$395,261	22%	$325,059

Revenue by segment as a percentage of total net revenue is as follows:

	2007	2006	2005

Music	26%	31%	31%
Consumer	37	51	55
Technology products and solutions	37	18	14

Total net revenue	100%	100%	100%

Music.  Music revenue primarily includes revenue from: our Rhapsody and RadioPass subscription services; sales of digital music content through our Rhapsody service and our RealPlayer music store; and advertising from our music websites. These products and services are sold and provided primarily through the Internet and we charge customers’ credit cards at the time of sale. Subscription services billings typically occur monthly, quarterly or annually, depending on the service purchased.

Music revenue increased 21% during the year ended December 31, 2007 compared with the year ended December 31, 2006 due primarily to growth in subscription revenue from our subscription-based music products which accounted for 86% of this increase. Music revenue increased 21% during the year ended December 31, 2006 compared with the year ended December 31, 2005 due primarily to growth in subscription revenue from our subscription-based music products which accounted for 73% of this increase.

Consumer.  Consumer revenue primarily includes revenue from: digital media subscription services such as GamePass, FunPass, SuperPass and stand-alone subscriptions; sales and distribution of third-party software and services; sales of game downloads; sales of premium versions of our RealPlayer and related products; and advertising, excluding Music advertising. These products and services are sold and provided primarily through the Internet and we charge customers’ credit cards at the time of sale. Billings for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.

Consumer revenue increased 6% during the year ended December 31, 2007 compared with the year ended December 31, 2006 due primarily to increased sales of our Games products offset by decreases in our SuperPass revenue. Additional factors contributing to the change in revenue are discussed below in the section entitled “Consumer Revenue”. We believe the growth in Games was due in part to the continued shift in our marketing and promotional efforts for these services as well as product improvements and increasing consumer acceptance and adoption of digital media products and services.

Consumer revenue increased 12% during the year ended December 31, 2006 compared with the year ended December 31, 2005 due primarily to increased sales of our Games products. Detailed factors contributing to the change in revenue are discussed below in the section entitled “Consumer Revenue.”

Technology Products and Solutions.  Technology Products and Solutions revenue is derived from products and services that enable wireless carriers, cable companies, and other media and communications companies to distribute digital media content to PCs, mobile phones and other non-PC devices. Technology Products and Solutions that we sell as application services consist of ringback tones, music-on-demand, video-on-demand and inter-carrier messaging, and are primarily sold to wireless carriers. Technology Products and Solutions that we sell as software consist of Helix system software and related authoring and publishing tools, digital rights management technology, messaging gateways, and support and maintenance services that we sell to customers. We also offer broadcast hosting and consulting services to our customers. These products and services are primarily sold to corporate, government and educational customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered.

Technology Products and Solutions revenue increased 185% during the year ended December 31, 2007 compared with the year ended December 31, 2006 due primarily to our acquisitions of WiderThan (acquired in October 2006), SNS (acquired in May 2007), and Exomi (acquired in June 2007). Technology Products and Solutions revenue increased 61% during the year ended December 31, 2006 compared with the year ended December 31, 2005 due primarily to our acquisition of WiderThan during the fourth quarter of 2006.

Consumer Revenue

A further analysis of our Consumer revenue is as follows (dollars in thousands):

	2007	Change	2006	Change	2005

Media software and services	$103,348	(9)%	$113,503	(7)%	$121,918
Games	108,503	26	86,236	53	56,277

Total consumer products and services revenue	$211,851	6%	$199,739	12%	$178,195

Media Software and Services.  Media Software and Services revenue primarily includes revenue from: our SuperPass and stand-alone premium video subscription services; RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to our Music and Games businesses.

Media Software and Services revenue decreased 9% during the year ended December 31, 2007 compared with the year ended December 31, 2006 due primarily to a decline in revenue from the SuperPass subscription service accounting for 92% of this revenue decrease. This decrease was due primarily to a shift in our marketing and promotional efforts towards our Music and Games businesses, which we believe represent a greater growth opportunity for us. Media Software and Services revenue decreased 7% during the year ended December 31, 2006 compared with the year ended December 31, 2005 due primarily to a decline in revenue from the SuperPass subscription service and other stand-alone subscriptions, which accounted for 83% of the revenue decrease. No other single factor contributed materially to these changes during these periods.

Games.  Games revenue primarily includes revenue from: the sale of individual games through our RealArcade service and our games related websites including GameHouse and Zylom (acquired in January 2006); our GamePass subscription service; advertising through RealArcade and our games related websites; and sales of games through wireless carriers.

Games revenue increased 26% during the year ended December 31, 2007 compared with the year ended December 31, 2006 due primarily to increased advertising, syndication and subscription revenue generated through our RealArcade service and our websites, including Zylom and GameHouse. Advertising, syndication and subscription revenue together accounted for substantially all of this increase. Additionally, we believe the increased focus of our marketing efforts on our Games business and the addition of new game titles to our RealArcade and GamePass offerings contributed to the growth in our Games business. Games revenue increased 53% during the year ended December 31, 2006 compared with the year ended December 31, 2005 due primarily to increased sales of individual games through our RealArcade, Zylom, and GameHouse services and growth in the number of subscribers to our GamePass and FunPass subscription services. These factors accounted for 66% of the revenue increase in 2006. No other single factor contributed materially to these changes during these periods.

Geographic Revenue

Revenue by region is as follows (dollars in thousands):

	2007	Change	2006	Change	2005

United States	$360,676	27%	$283,433	13%	$249,855
Europe	84,368	35	62,270	39	44,867
Republic of Korea	82,549	344	18,597	n/a	—
Rest of the World	40,027	29	30,961	2	30,337

Total	$567,620	44%	$395,261	22%	$325,059

Revenue generated in the U.S. increased 27% and 13%, respectively, in 2007 and 2006 due primarily to the growth of our Music and Games businesses. See “Revenue by Segment” above for further discussion of these changes.

Revenue generated in Europe increased 35% and 39%, respectively, in 2007 and 2006 due primarily to the growth of our Games and Technology Products and Solutions businesses driven primarily by additional revenue from our Zylom, Exomi and SNS product offerings subsequent to their acquisition in 2006 and 2007, respectively. This increase was partially offset by a decrease in revenue from our SuperPass subscription service in Europe. See “Revenue by Segment” above for further discussion of these changes.

Revenue generated in the Republic of Korea and in the Rest of the World increased due primarily to our acquisition of WiderThan in October 2006. The increase in the Republic of Korea and Rest of the World revenue for 2007 was partially offset by a decrease in revenue from our SuperPass subscription service due to a decrease in subscribers.

At December 31, 2007 and 2006, accounts receivable from one international customer accounted for 19% and 25% of trade accounts receivable, respectively. The increase in international accounts receivable as a percentage of trade accounts receivables primarily resulted from the acquisition of WiderThan.

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

License and Service Revenue

In accordance with SEC regulations, we also present our revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	2007	Change	2006	Change	2005

License fees	$92,718	2%	$90,684	12%	$80,785
Service revenue	474,902	56	304,577	25	244,274

Total net revenue	$567,620	44%	$395,261	22%	$325,059

License fees and Service revenue as a percentage of total revenue is as follows:

	2007	2006	2005

License fees	16%	23%	25%
Service revenue	84	77	75

Total net revenue	100%	100%	100%

License Fees.  License fees primarily include revenue from: sales of content such as game licenses and digital music tracks; sales of our media delivery system software; sales of premium versions of our RealPlayer Plus and related products; sales of messaging gateways to mobile carriers; and sales of third-party products. License fees include revenue from all of our reporting segments.

License fee revenue increased 2% in 2007 due primarily to an increase in revenue from the sale of individual games through our RealArcade service and our websites, including Zylom and GameHouse. The increase in license fees revenue was partially offset by a decrease in sales of individual music tracks through our Rhapsody music subscription service and our RealPlayer Music Store. No other single factor contributed materially to these changes during these periods. See “Revenue by Segment” above for further discussion of these changes.

License fee revenue increased 12% in 2006 due primarily to an increase in revenue from the sale of individual games through our RealArcade service and our websites, including Zylom (acquired in January 2006). In addition, license fee revenue increased due to the sale of individual games for mobile phones, primarily through our Mr. Goodliving (acquired in May 2005) product offerings and the online sale of individual music tracks through our Rhapsody music subscription service and our RealPlayer Music Store. The increase in license fees revenue was partially offset by a decrease in sales of our system software. No other single factor contributed materially to these changes during these periods. See “Revenue by Segment” above for further discussion of these changes.

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

Service revenue increased 56% and 25%, respectively, in 2007 and 2006 due primarily to an increase in revenue from the increase in the number of subscribers, as well as price per subscription, to certain of our music and games subscription services, advertising through our web properties, consulting services provided to certain of our corporate customers, inclusion of revenue from WiderThan (acquired in October 2006), and distribution of third-party products. These increases were partially offset by a decrease in revenue related to a decrease in the number of subscribers to our SuperPass subscription service and decreased sales of certain stand-alone subscription services. No other single factor contributed materially to these changes during these periods. See “Revenue by Segment” above for further discussion of these changes.

Deferred Revenue

Deferred revenue is comprised of unrecognized revenue related to unearned subscription services, support contracts, and other prepayments for which the earnings process has not been completed. Total deferred revenue at December 31, 2007 was $42.2 million compared with $27.6 million at December 31, 2006. Substantially all of the increase in deferred revenue was due to prepayments from wireless carriers for applications to deliver ringback tone, music-on-demand, and video-on-demand services.

Cost of Revenue by Segment

Cost of revenue by segment is as follows (dollars in thousands):

2007

Music	$81,462
Consumer	39,840
Technology products and solutions	92,189

Total cost of revenue	$213,491

Cost of revenue as a percentage of segment revenue is as follows:

2007

Music	55%
Consumer	19
Technology products and solutions	45
Total cost of revenue	38

Cost of Music.  Cost of Music revenue consists primarily of cost of content and delivery of the content included in our music subscription service offerings; royalties paid on sales and streams of music; hardware devices and accessories; and fees paid to third-party vendors for order fulfillment and support services.

Cost of Consumer.  Cost of Consumer revenue consist primarily of cost of content and delivery of the content included in our digital media subscription service offerings; amortization of acquired technology, royalties paid on sales of games and other third-party products; amounts paid for licensed technology; costs of product media, duplication, manuals and packaging materials; and fees paid to third-party vendors for order fulfillment and support services.

Cost of Technology Products and Solutions.  Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology, amortization of acquired technology, costs of product media, duplication, manuals, packaging materials, fees paid to service carriers and third-party vendors for order fulfillment, cost of personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services.

We have not provided comparative results for the years ended December 31, 2006 and 2005 for cost of revenue by segment as we changed our allocation methodology in the third quarter of 2007 to accommodate the formation of Rhapsody America. We were able to use the new allocation methodology for amounts incurred since January 1, 2007, however we do not have the data available to perform the allocation of amounts incurred prior to January 1, 2007. We deemed it impracticable to perform the allocation under the old method for the current period to provide comparative information due to the complexity of the calculations required. However, we plan to provide comparative data in future periods with the corresponding period in 2007.

Cost of License Fees and Service Revenue

In accordance with SEC regulations, we also present our cost of revenue based on license fees and service revenue as set forth below (dollars in thousands).

	2007	Change	2006	Change	2005

License fees	$34,927	(6)%	$37,089	10%	$33,770
Service revenue	178,564	105	87,019	35	64,479

Total cost of revenue	$213,491	72%	$124,108	26%	$98,249

As a percentage of total net revenue	38%		31%		30%

Cost of revenue as a percentage of related revenue is as follows:

	2007	2006	2005

License fees	37%	41%	42%
Service revenue	38	29	26
Total cost of revenue	38	31	30

Cost of License Fees.  Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, amortization of acquired technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees decreased 6% in 2007 primarily due to the decrease in online sales of individual songs through our Rhapsody subscription service and our RealPlayer Music Store. Decreases in these costs accounted for 69% of the decline. No other single factor contributed materially to the change.

Cost of license fees increased 10% in the year ended December 31, 2006, due primarily to an increase in revenue and associated licensing costs related to games licensing. These increases were partially offset by a decrease in the amortization of other intangible assets related to the acquisition of GameHouse as these other intangibles are now fully amortized. The increase in games licensing offset by the intangibles amortization accounted for substantially all the of the net increase. No other single factor contributed materially to these changes during these periods.

Cost of Service Revenue.  Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings, cost of in-house and contract personnel providing support, amortization of acquired technology, and consulting services, royalties, and expenses incurred in providing our streaming media hosting services. Content costs are expensed over the period the content is available to our subscription services customers. Cost of service revenue increased 105% in the year ended December 31, 2007, due primarily to: (1) the costs of service revenue related to the acquisition of WiderThan; and (2) increased content costs related to our digital music subscription services. Costs related to the development and delivery of application services sold to wireless carriers accounted for

70% of the increase in cost of service revenue, and costs related to the delivery of streaming music accounted for 16% of the increase in total cost of service.

Cost of service revenue increased 35% in the year ended December 31, 2006, due primarily to: (1) the costs of service revenue related to the acquisition of WiderThan; and (2) increased content costs related to our digital music subscription services. The increase in costs was partly offset by: (1) the discontinuation of certain content offerings related to our SuperPass subscription service; and (2) a decrease in sales and the discontinuation of certain stand-alone subscription services. Costs related to the development and delivery of application services sold to wireless carriers accounted for 59% of the increase in cost of service revenue, and costs related to the delivery of streaming music accounted for 36% of the increase in total cost of service.

Other segment and geographical information

Operating expenses of our Music, Consumer and Technology Products and Solutions segments include costs directly attributable to those segments and an allocation of general and administrative and other corporate overhead costs. In conjunction with the formation of Rhapsody America in August of 2007, we changed the method in which corporate overhead and general and administrative costs are allocated. We were able to use the new allocation methodology for amounts incurred since January 1, 2007. However, we do not have data available to perform the allocation of amounts incurred prior to January 1, 2007. Therefore comparative data from 2006 and 2005 is not presented.

Reconciliation of segment operating income (loss) to income (loss) before income taxes for the year ended December 31, 2007 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated

Net revenue	$149,126	$211,851	$206,643	$—	$567,620
Cost of revenue	81,462	39,840	92,189	—	213,491

Gross profit	67,664	172,011	114,454	—	354,129
Advertising with related party	24,360	—	—	—	24,360
Restructuring charge	—	—	—	3,748	3,748
Other operating expenses	103,482	142,749	130,551	(58,060)	318,722

Operating income (loss)	(60,178)	29,262	(16,097)	54,312	7,299
Other income, net	36,194	—	—	32,278	68,472

Income (loss) before income taxes	$(23,984)	$29,262	$(16,097)	$86,590	$75,771

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

	2007	Change	2006	Change	2005

Research and development	$102,731	33%	$77,386	9%	$70,731
As a percentage of total net revenue	18%		20%		22%

Research and development expenses, including non-cash stock-based compensation, increased 33% in 2007. The inclusion of a full year of expenses from WiderThan (acquired in the fourth quarter of 2006) and increased consulting expenses year over year accounted for approximately 90% of the total increase. The decrease in research and development expenses as a percentage of total net revenue from 20% in 2006 to 18%

in 2007 is due primarily to a higher growth in total net revenue. No other single factor contributed materially to these changes during these periods.

Substantially all the 9% increase in research and development expenses in 2006 were due primarily to: (1) personnel and related costs due to the inclusion of WiderThan; and (2) inclusion of stock-based compensation related to the adoption of SFAS No. 123R. The decrease in research and development expenses as a percentage of total net revenue from 22% in 2005 to 20% in 2006 is due primarily to a higher growth in total net revenue. No other single factor contributed materially to these changes during these periods.

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

	2007	Change	2006	Change	2005

Sales and marketing	$209,412	26%	$165,602	27%	$130,515
As a percentage of total net revenue	37%		42%		40%

Sales and marketing expenses increased 26% in 2007. The inclusion of a full year of expenses of WiderThan and other payroll related expenses accounted for approximately 81% of this increase. The decrease in sales and marketing expenses as a percentage of total net revenue from 42% in 2006 to 37% in 2007 is due primarily to a higher growth in total net revenue. No other single factor contributed materially to these changes during these periods.

Sales and marketing expenses increased in 2006 in dollars and as a percentage of total net revenue due primarily to an increase in: (1) personnel and related costs due to the inclusion of WiderThan; (2) inclusion of stock-based compensation related to the adoption of SFAS No. 123R; (3) amortization of certain other intangible assets capitalized in our acquisitions during 2006, primarily WiderThan; and (4) our ongoing direct marketing programs to promote our products and services. These factors accounted for approximately 70% of the overall increase in the expense. No other single factor contributed materially to these changes during these periods.

Advertising with Related Party

Rhapsody America spent $24.4 million in advertising with MTVN during the year ended December 31, 2007. MTVN owns 49% of Rhapsody America. No such amounts were spent during the years ended December 31, 2006 and 2005.

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and year-over-year changes are as follows (dollars in thousands):

	2007	Change	2006	Change	2005

General and administrative	$67,326	17%	$57,332	13%	$50,697
As a percentage of total net revenue	12%		15%		16%

General and administrative expenses, including non-cash stock-based compensation, increased 17% in 2007. The inclusion of a full year of expenses from WiderThan and an increase in other payroll related expenses offset by a decrease in charitable donations in the year accounted for approximately 92% of the overall increase. The decrease in general and administrative expenses as a percentage of total net revenue from 15% in 2006 to 12% in 2007 is primarily due to a higher growth in total net revenue. No other single factor contributed materially to these changes during these periods.

General and administrative expenses, including non-cash stock-based compensation, increased 13% in 2006 due primarily to: (1) inclusion of stock-based compensation related to the adoption of SFAS No. 123R; (2) increase in overall compensation expense due to the inclusion of WiderThan; and (3) an increase in legal and professional fees. These increases were partially offset by a decrease in our donation to the RealNetworks Foundation, based on 5% of our net income. These net increases accounted for substantially all of the change in 2006. The decrease in general and administrative expenses as a percentage of total net revenue from 16% in 2005 to 15% in 2006 is primarily due to a higher growth in total net revenue. No other single factor contributed materially to these changes during these periods.

Restructuring Charges

During the quarter ended December 31, 2007, we recorded a restructuring charge of $3.7 million, primarily related to severance. These charges were a result of workforce reductions and other realized synergies among our recent acquisitions. Severance charges accounted for the majority of the $3.7 million recorded. No such amounts were incurred during the years ended December 31, 2006 and 2005.

Loss on Excess Office Facilities

The accrued loss of $10.7 million for estimated future losses on excess office facilities located near our corporate headquarters in Seattle Washington at December 31, 2007, is shown net of expected future sublease income of $6.8 million, which was committed under sublease contracts at the time of the estimate. We regularly evaluate the market for office space in the cities where we have operations. If the market for such space declines further in future periods, we may have to revise our estimates further, which may result in additional losses on excess office facilities.

Antitrust Litigation Benefit, net

Antitrust litigation benefit, net of $60.7 million, $220.4 million, and $422.5 million for the years ended December 31, 2007, 2006, and 2005, respectively, consist of settlement income, legal fees, personnel costs, communications, equipment, technology and other professional services costs incurred directly attributable to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union. On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. The 2007, 2006 and 2005 antitrust litigation benefit, net reflects the impact of $61.1 million, $221.9 million and $478.0 million, respectively, in payments and other consideration received from Microsoft under the settlement and commercial agreements with Microsoft. At December 31, 2007, all amounts due from Microsoft under the settlement agreement have been received. See “Notes to Consolidated Financial Statements — Commitments and Contingencies” (Note 16) for a description of this action.

Other Income, Net

Other income, net consists primarily of: interest income on our cash, cash equivalents and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt; gain related to the sale of certain of our equity investments; equity in net (income) loss of investments; minority interest in Rhapsody America; gain from the sales of interest in Rhapsody America; and impairment of certain equity investments. Other income, net and year-over-year changes are as follows (dollars in thousands):

	2007	Change	2006	Change	2005

Interest income, net	$30,874	(18)%	$37,622	159%	$14,511
Gain on sale of equity investments	98	(96)	2,286	(88)	19,330
Equity in net income (loss) of investments	(440)	(235)	326	(131)	(1,068)
Impairment of equity investments	—	(100)	(3,116)	1,071	(266)
Minority interest in Rhapsody America	19,784	n/a	—	n/a	—
Gain on sale of interest in Rhapsody America	16,410	n/a	—	n/a	—
Other income (expenses)	1,746	1,243	130	(139)	(331)

Other income, net	$68,472	84%	$37,248	16%	$32,176

Other income, net increased during 2007 primarily due to: (1) minority interest in the net loss in Rhapsody America; and (2) gain related to the sale of our interest in Rhapsody America. The increase was partially offset by a decrease in interest income due to lower effective interest rates on our investment balances and an overall decrease in our investment balances.

Other income, net increased during 2006 due primarily to an increase in interest income due to higher effective interest rates on our investment balances and an overall increase in our investment balances which was offset by reduced gains on sales of equity investments. The sales of our interests in MusicNet and J-Stream accounted for substantially all of the 2005 balance of gains on sale of equity investments. The overall increase in other income, net, was also partially offset by an impairment charge related to an equity investment in a privately held company during the fourth quarter of 2006.

Income Taxes

During the years ended December 31, 2007, 2006, and 2005, we recognized income tax expense of $27.5 million, $82.5 million, and $117.2 million, respectively, related to U.S. and foreign income taxes. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. In making this assessment, all available evidence must be considered including the current economic climate, our expectations of future taxable income, our ability to project such income, and the appreciation of our investments and other assets. As of December 31, 2007, we continue to have a valuation allowance of $39.7 million relating primarily to net operating losses that are restricted under Internal Revenue Code Section 382 that may expire unused, losses not yet realized for tax purposes on certain equity investments, and foreign losses which may not be utilized. As of December 31, 2006, we had a valuation allowance of $35.2 million relating primarily to net operating losses that are restricted under Internal Revenue Code Section 382, and losses not yet realized for tax purposes on certain equity investments.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. We are currently assessing the impact of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.

SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for periods beginning after December 15, 2008. We are in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 141R will have on our financial position or results of operations upon adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The requirements of SFAS 160 are effective for periods beginning after December 15, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 160 will have on our financial position or results of operations upon adoption.

Liquidity and Capital Resources

The following summarizes working capital, cash, cash equivalents, trading securities, short-term investments, and restricted cash (in thousands):

	December 31,
	2007	2006

Working capital	$351,066	$584,125
Cash, cash equivalents, and short-term investments	556,629	678,920
Restricted cash	15,509	17,300

Working capital decreased primarily due to the use of $178.8 million for the repurchase of our common stock offset by cash generated from operations. Restricted cash declined by $1.8 million due to a change in the contractual terms of the related letter of credit.

The following summarizes cash flows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Cash provided by operating activities	$68,409	$170,920	$460,753
Cash (used in) provided by investing activities	467	(294,065)	6,989
Cash used in financing activities	(113,620)	(4,764)	(34,608)

Net cash provided by operating activities in 2007 resulted primarily from net income and decreases in accounts receivable, prepaids and other assets of $32.8 million which were partially offset by decreases in accrued and other liabilities of $33.1 million. Net cash provided by operating activities in 2006 resulted primarily from net income, which was partially offset by increases in accounts receivable, prepaids and other assets of $11.0 million and decreases in accrued and other liabilities of $19.8 million. Net cash provided by operating activities in 2005 resulted primarily from net income and decreases of accrued and other liabilities of $56.0 million.

Net cash provided by our investing activities was $0.5 million and $7.0 million in 2007 and 2005, respectively. Net cash used in our investing activities in 2006 was $294.1 million. Net cash provided by investing activities in 2007 was due primarily to net sales and purchases of short-term investments, which was offset by purchases of equipment and cash used in our acquisitions of SNS, Exomi and Game Trust. Net cash used in investing activities in 2006 was primarily due to net sales and purchases of short-term investments and proceeds from the sale of certain equity investments, as well as cash used in our acquisitions of Zylom and WiderThan for $257.8 million, net of cash received, and purchases of equipment and intangible assets of

$13.8 million. Net cash provided by investing activities in 2005 was due primarily to net sales and purchases of short-term investments and proceeds from the sale of certain equity investments, which was offset by purchases of equipment and intangible assets and cash used in acquisitions.

Net cash used in financing activities was $113.6 million, $4.8 million and $34.6 million in 2007, 2006 and 2005, respectively. Net cash used in financing activities in 2007, 2006 and 2005 was due primarily to the repurchase of common stock, which was partially offset by the net proceeds from the exercise of stock options and issuance of stock under our employee stock purchase plan. Net cash used in 2007 was also partially offset by $48.7 million of net proceeds from sales of interest in Rhapsody America. Use of cash in 2006 was also partially offset by the excess tax benefit from stock option exercises of $39.2 million due to the adoption of SFAS No. 123R.

Our Board of Directors has authorized share repurchase programs for the repurchase of our outstanding common stock, and all repurchases have been made pursuant to these authorized programs. During 2005, we repurchased 8.6 million shares for an aggregate value of $54.3 million at an average cost of $6.29 per share. During 2006, we purchased 11.8 million shares for an aggregate value of $98.9 million at an average cost of $8.35 per share. During 2007, we repurchased 23.8 million shares for an aggregate value of $178.8 million at an average cost of $7.52 per share. The purchases made through December 31, 2007 completed the authorized amount for all of the repurchase programs.

We currently have no planned significant capital expenditures for 2008 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

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

We conduct our operations in ten primary functional currencies: the U.S. dollar, the Korean won, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, and the Singapore dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Korea, Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in won, yen, euros, pounds, and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2007, 2006, and 2005.

At December 31, 2007, we had commitments to make the following payments:

		Less than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Office leases	$65,520	$15,101	$26,038	$14,620	$9,761
	Up to	Up to
Convertible debt	100,000	100,000	—	—	—
Other contractual obligations	20,420	11,182	9,238	—	—

	Up to	Up to
Total contractual cash obligations	$185,940	$126,283	$35,276	$14,620	$9,761

The terms and conditions of the convertible debt are described more fully in Note 13. Other contractual obligations primarily relate to minimum contractual payments due to content and other service providers.

In addition to the amounts shown in the table above, $9.0 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. We cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

We have a commitment to purchase $205 million over the next five years from MTVN related to the Rhapsody America venture. The $205 million is excluded from the table above as the timing and amount of these payments will vary.

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

Interest Rate Risk.  Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the year ended December 31, 2007. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at December 31, 2007, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $2.0 million.

The table below presents the amounts related to weighted average interest rates and contractual maturities of our short-term investment portfolio at December 31, 2007 (dollars in thousands):

	Weighted
	Average	Expected Maturity Dates
	Interest			2010 -	Amortized	Estimated
	Rate	2008	2009	2012	Cost	Fair Value

Short-term investments:
Corporate notes and bonds	5.24%	$19,509	$2,260	$20,802	$43,552	$42,571
U.S. Government agency securities	4.71%	37,361	—	—	37,296	37,361

Total short-term investments	4.94%	$56,870	$2,260	$20,802	$80,848	$79,932

The table below presents the amounts related to weighted average interest rates and contractual maturities of our short-term investment portfolio at December 31, 2006 (dollars in thousands):

	Weighted
	Average	Expected Maturity
	Interest	Dates		Amortized	Estimated
	Rate	2007	2008	Cost	Fair Value

Short-term investments:
U.S. Government agency securities	3.34%	$120,945	$32,743	$153,520	$153,688

Total short-term investments	3.34%	$120,945	$32,743	$153,520	$153,688

Investment Risk.  As of December 31, 2007, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2006, we determined that an other-than-temporary decline in fair value had occurred in one of our privately-held investments resulting in an impairment charge of $3.1 million to reflect changes in the fair value. Based upon an evaluation of the facts and circumstances during 2005, we determined that an other-than-temporary decline in fair value had occurred in one of our privately-held investments resulting in an impairment charge of $266,000 to reflect changes in the fair value. Based upon an evaluation of the facts and circumstances during 2007, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.

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

Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the years ended December 31, 2007, 2006, and 2005.

Item 8.	Financial Statements and Supplementary Data

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$476,697	$525,232
Short-term investments	79,932	153,688
Trade accounts receivable, net of allowances for doubtful accounts and sales returns of $2,455 in 2007 and $2,490 in 2006	84,674	65,751
Deferred costs, current portion	6,408	1,643
Deferred tax assets, net, current portion	—	891
Prepaid expenses and other current assets	33,845	21,990

Total current assets	681,556	769,195

Equipment, software, and leasehold improvements, at cost:
Equipment and software	109,621	83,587
Leasehold improvements	30,632	29,665

Total equipment, software, and leasehold improvements	140,253	113,252
Less accumulated depreciation and amortization	83,756	65,509

Net equipment, software, and leasehold improvements	56,497	47,743
Restricted cash equivalents	15,509	17,300
Equity investments	9,976	22,649
Other assets	10,161	5,148
Deferred tax assets, net, non-current portion	40,913	27,150
Other intangible assets, net of accumulated amortization of $41,579 in 2007 and $16,637 in 2006	107,677	105,109
Goodwill	353,153	309,122

Total assets	$1,275,442	$1,303,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,160	$52,097
Accrued and other liabilities	114,136	104,328
Deferred revenue, current portion	39,564	24,137
Related party payable	17,241	—
Convertible debt, current portion	100,000	—
Accrued loss on excess office facilities, current portion	3,389	4,508

Total current liabilities	330,490	185,070
Deferred revenue, non-current portion	2,663	3,440
Accrued loss on excess office facilities, non-current portion	7,311	9,993
Deferred rent	4,518	4,331
Deferred tax liabilities, net, non-current portion	22,060	27,076
Convertible debt, non-current portion	—	100,000
Other long-term liabilities	13,683	3,740

Total liabilities	380,725	333,650

Minority interest in Rhapsody America ($59.9 million redemption value at December 31, 2007)	19,613	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 142,298 shares in 2007 and 163,278 shares in 2006	142	162
Additional paid-in capital	653,904	791,108
Deferred stock-based compensation	—	—
Accumulated other comprehensive income	17,732	23,485
Retained earnings	203,326	155,011

Total shareholders’ equity	875,104	969,766

Total liabilities and shareholders’ equity	$1,275,442	$1,303,416

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net revenue(A)	$567,620	$395,261	$325,059
Cost of revenue(B)	213,491	124,108	98,249

Gross profit	354,129	271,153	226,810

Operating expenses:
Research and development	102,731	77,386	70,731
Sales and marketing	209,412	165,602	130,515
Advertising with related party	24,360	—	—
General and administrative	67,326	57,332	50,697
Restructuring charge	3,748	—	—
Loss on excess office facilities	—	738	—

Subtotal operating expenses	407,577	301,058	251,943
Antitrust litigation benefit, net	(60,747)	(220,410)	(422,500)

Total operating expenses (benefit)	346,830	80,648	(170,557)

Operating income	7,299	190,505	397,367

Other income (expenses):
Interest income, net	30,874	37,622	14,511
Gain on sale of equity investments	98	2,286	19,330
Equity in net income (loss) of investments	(440)	326	(1,068)
Minority interest in Rhapsody America	19,784	—	—
Gain on sale of interest in Rhapsody America	16,410	—	—
Impairment of equity investments	—	(3,116)	(266)
Other income (expenses)	1,746	130	(331)

Other income, net	68,472	37,248	32,176

Income before income taxes	75,771	227,753	429,543
Income taxes	(27,456)	(82,537)	(117,198)

Net income	$48,315	$145,216	$312,345

Basic net income per share	$0.32	$0.90	$1.84
Diluted net income per share	$0.29	$0.81	$1.70
Shares used to compute basic net income per share	151,665	160,973	169,986
Shares used to compute diluted net income per share	166,410	179,281	184,161
Comprehensive income:
Net income	$48,315	$145,216	$312,345
Unrealized gain (loss) on investments:
Unrealized holding (losses) gains, net of tax	(8,482)	(14,399)	17,864
Adjustments for gains reclassified to net income	—	—	(4,052)
Foreign currency translation gains (losses)	2,729	11,160	(1,677)

Comprehensive income	$42,562	$141,977	$324,480

(A)Components of net revenue:
License fees	$92,718	$90,684	$80,785
Service revenue	474,902	304,577	244,274

	$567,620	$395,261	$325,059

(B)Components of cost of revenue:
License fees	$34,927	$37,089	$33,770
Service revenue	178,564	87,019	64,479

	$213,491	$124,108	$98,249

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$48,315	$145,216	$312,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,225	20,980	16,243
Stock-based compensation	23,918	18,151	128
Changes in deferred income taxes	(9,549)	54,986	107,208
Impairment of equity investments	—	3,116	266
Loss on disposal of property, software, and leasehold improvements	302	276	—
Excess tax benefit from stock option exercises	(562)	(39,183)	—
Accrued loss on excess office facilities	(3,801)	(3,515)	(6,244)
Gain on sale of equity investments	(98)	(2,286)	(19,330)
Purchases of trading securities	(270,000)	—	—
Sales and maturities of trading securities	270,000	—	—
Equity in net (income) loss of investments	440	(326)	1,068
Minority Interest	(19,784)	—	—
Gain on sale of interest in Rhapsody America	(16,410)	—	—
Accrued loss on content agreement	—	—	(2,917)
Other	95	97	804
Changes in certain assets and liabilities, net of acquisitions:
Trade accounts receivable	(13,083)	(7,962)	(1,479)
Prepaid expenses and other assets	(19,710)	(3,126)	(3,409)
Accounts payable	(1,329)	4,276	44
Accrued and other liabilities	34,440	(19,780)	56,026

Net cash provided by operating activities	68,409	170,920	460,753

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(26,658)	(13,808)	(13,782)
Purchases of short-term investments	(133,427)	(204,841)	(153,491)
Sales and maturities of short-term investments	207,183	180,973	168,358
Purchases of intangible and other assets	(2,796)	—	(1,125)
Decrease in restricted cash equivalents	1,805	—	2,851
Proceeds from sale of equity investments	1,615	2,286	19,530
Purchases of equity investments	(1,656)	(834)	(647)
Cash used in acquisitions, net of cash acquired	(45,599)	(257,841)	(14,705)

Net cash (used in) provided by investing activities	467	(294,065)	6,989

Cash flows from financing activities:
Net proceeds from sales of common stock under employee stock purchase plan and exercise of stock options	15,894	54,929	20,361
Repayment of long-term note payable	—	—	(648)
Net proceeds from sales of interest in Rhapsody America	48,716	—	—
Excess tax benefit from stock option exercises	562	39,183	—
Repurchase of common stock	(178,792)	(98,876)	(54,321)

Net cash used in financing activities	(113,620)	(4,764)	(34,608)

Effect of exchange rate changes on cash	(3,791)	1,170	(589)

Net (decrease) increase in cash and cash equivalents	(48,535)	(126,739)	432,545
Cash and cash equivalents, beginning of year	525,232	651,971	219,426

Cash and cash equivalents, end of year	$476,697	$525,232	$651,971

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$36,615	$16,487	$149
Supplemental disclosure of non-cash investing and financing activities:
Accrued acquisition consideration	$—	$2,000	$—
Payable for repurchase of common stock	$—	$—	$5,116

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Notes		Accumulated
			Additional	Receivable	Deferred	Other	Retained	Total
	Common Stock		Paid-In	from	Stock-Based	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Capital	Shareholders	Compensation	Income	(Deficit)	Equity
	(In thousands)

Balances, December 31, 2004	170,626	$171	$668,752	$(10)	$(147)	$14,589	$(302,550)	$380,805
Common stock issued for exercise of stock options and employee stock purchase plan	4,056	3	20,358	—	—	—	—	20,361
Common shares repurchased	(8,642)	(8)	(54,313)	—	—	—	—	(54,321)
Notes receivable retired	(18)	—	(26)	10	—	—	—	(16)
Amortization of deferred stock compensation	—	—	—	—	128	—	—	128
Shares issued for director payments	15	—	91	—	—	—	—	91
Unrealized gain on investments, net of income tax	—	—	—	—	—	17,864	—	17,864
Adjustments for gains reclassified to net income	—	—	—	—	—	(4,052)	—	(4,052)
Translation adjustment	—	—	—	—	—	(1,677)	—	(1,677)
Net deferred tax adjustment	—	—	170,205	—	—	—	—	170,205
Net income	—	—	—	—	—	—	312,345	312,345

Balances, December 31, 2005	166,037	166	805,067	—	(19)	26,724	9,795	841,733
Common stock issued for exercise of stock options and employee stock purchase plan	9,067	8	54,921	—	—	—	—	54,929
Common shares repurchased	(11,836)	(12)	(98,864)	—	—	—	—	(98,876)
Shares issued for director payments	10	—	97	—	—	—	—	97
Stock-based compensation	—	—	18,132	—	19	—	—	18,151
Unrealized loss on investments, net of income tax	—	—	—	—	—	(14,399)	—	(14,399)
Translation adjustment	—	—	—	—	—	11,160	—	11,160
Tax benefit from stock option exercises	—	—	11,755	—	—	—	—	11,755
Net income	—	—	—	—	—	—	145,216	145,216

Balances, December 31, 2006	163,278	162	791,108	—	—	23,485	155,011	969,766

Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares	2,747	3	15,868	—	—	—	—	15,871
Common shares repurchased	(23,780)	(23)	(178,769)	—	—	—	—	(178,792)
Common shares awarded	40	—	260	—	—	—	—	260
Shares issued for director payments	13	—	74	—	—	—	—	74
Stock-based compensation	—	—	23,918	—	—	—	—	23,918
Unrealized loss on investments, net of income tax	—	—	—	—	—	(8,482)	—	(8,482)
Translation adjustment	—	—	—	—	—	2,729	—	2,729
Tax benefit from stock option exercises	—	—	1,445	—	—	—	—	1,445
Net income	—	—	—	—	—	—	48,315	48,315

Balances, December 31, 2007	142,298	$142	$653,904	$—	$—	$17,732	$203,326	$875,104

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006, and 2005

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

On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody America) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody America as of December 31, 2007. Rhapsody America’s financial position and operating results have been consolidated into RealNetworks’ financial statements since its formation in August 2007. The minority interest’s proportionate share of income (loss) is included in Minority interest in Rhapsody America in the consolidated statements of operations and comprehensive income. MTVN’s proportionate share of equity is included in Minority interest in Rhapsody America in the consolidated balance sheet.

The Company acquired 99.7% of WiderThan Co., Ltd. (WiderThan) during the three months ended December 31, 2006. The Company acquired substantially all of the remaining shares of WiderThan during the three months ended June 30, 2007. The accompanying consolidated financial statements include 100% of the financial results of WiderThan from the date of acquisition. The minority interest in the earnings of WiderThan for the year ended December 31, 2007 was nominal. The minority interest liability related to WiderThan as of December 31, 2006 was nominal.

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

The Company has classified as available-for-sale all marketable debt and equity securities for which there is determinable fair market value and there are no restrictions on the Company’s ability to sell. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of shareholders’ equity, net of applicable income taxes. All short-term investments have remaining contractual maturities of five years or less. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. Realized and unrealized gains and losses on available-for-sale securities are determined using the specific identification method.

Trade Accounts Receivable.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

analysis of historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and specified other balances are reviewed individually for collectability. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Deferred costs.  The Company defers certain costs on projects for service revenues and system sales. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll and related costs for employees and other third parties. Deferred costs are capitalized during the implementation period.

The Company recognizes such costs in accordance with its revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided. For revenue recognized ratably over the term of the contract, costs are also recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, the Company reviews its deferred costs to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue or if actual deferred costs exceed contractual revenue.

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

Depreciation expense during the years ended December 31, 2007, 2006, and 2005 was $20.7 million, $13.5 million, and $10.3 million, respectively.

Equity Investments.  The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence, and the related securities do not have a quoted market price. The Company uses the equity method investment under APB No. 18, The Equity Method of Accounting for Investments in Common Stock, in circumstances where it has the ability to exert significant influence over but not control the investee or joint venture. Under this method, the Company records its investment at the amount of capital contributed plus its percentage interest in the investee or joint venture’s income or loss.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets.  Other intangible assets consist primarily of the fair value of customer agreements and contracts, developed technology, patents, trademarks and tradenames acquired in business combinations. Other intangible assets are amortized on a straight line basis over one to seven years, which approximates their estimated useful lives.

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

Fair Value of Financial Instruments.  At December 31, 2007, the Company had the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, and convertible debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. Short-term investments are carried at fair value based on quoted market prices. The fair value of convertible debt, which has a carrying value of $100.0 million, was $98.7 million and $125.7 million at December 31, 2007 and 2006, respectively.

Research and Development.  Costs incurred in research and development are expensed as incurred. Software development costs are capitalized when a product’s technological feasibility has been established through the date the product is available for general release to customers. The Company has not capitalized any software development costs, as technological feasibility is generally not established until a working model is completed, at which time substantially all development is complete.

Restructuring Charges.  During the quarter ended December 31, 2007, the Company recorded a restructuring charge of $3.7 million. These charges were a result of workforce reductions and other realized synergies among our recent acquisitions. Severance charges accounted for the majority of the $3.7 million recorded. All charges were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. No such amounts were incurred during the years ended December 31, 2006 and 2005.

Revenue Recognition.  The Company recognizes revenue in accordance with the following authoritative literature: AICPA Statement of Position (SOP) No. 97-2, Software Revenue Recognition; SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements; SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements; Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables; and EITF Issue No. 99-19, Reporting Revenue Gross as a Principal

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

versus Net as an Agent. Generally the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectability of the resulting receivable is reasonably assured.

Consumer subscription products are paid in advance, typically for monthly, quarterly or annual periods. Subscription revenue is recognized ratably over the related subscription period. Revenue from sales of downloaded individual music tracks, albums and games are recognized at the time the music or game is made available, digitally, to the end user.

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

The Company recognizes revenue on a gross or net basis in accordance with EITF Issue No. 99-19. In most arrangements, the Company contracts directly with end user customers, is the primary obligor and carries all collectability risk. In such arrangements the Company reports revenue on a gross basis. In some cases, the Company utilizes third-party distributors to sell products or services directly to end user customers and carries no collectability risk. In such instances the Company reports revenue on a net basis.

Revenue generated from advertising on the Company’s websites and from advertising included in its products is recognized as revenue as the delivery of the advertising occurs.

Advertising Expenses.  The Company expenses the cost of advertising and promoting its products as incurred. Such costs are included in sales and marketing expense and totaled $56.2 million in 2007, $51.2 million in 2006, and $40.0 million in 2005. The Company also incurred $24.3 million of advertising expenses with MTVN, a related party, in 2007. No such amounts were recorded in 2006 or 2005.

Foreign Currency.  The functional currency of the Company’s foreign subsidiaries is the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. The net gain or loss resulting from translation is shown as translation adjustment and included in accumulated other comprehensive income in shareholders’ equity. Income and expense accounts are translated into U.S. dollars using average rates of exchange. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2007, 2006, and 2005.

Derivative Financial Instruments.  The Company conducts business internationally in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. A portion of these risks are

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company files numerous consolidated and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993. However, the Company has been notified by the I.R.S. that WiderThan Americas, Inc., a wholly owned subsidiary of the Company, was selected for a federal audit for the period ending December 31, 2005. The audit is expected to begin in 2008.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2007, the Company had six stock-based employee compensation plans, which are described more fully in Note 14.

Minority Interests.  The Company records minority interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the minority interest partners in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB No. 51). Redeemable minority interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value are accounted for in accordance with ARB No. 51. As of December 31, 2007, the Company’s minority interests solely related to redeemable minority interests in Rhapsody America. Minority interest expense (benefit) in the consolidated statement of operations and comprehensive income for 2007.

Net Income Per Share.  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive potential common shares outstanding during the period. The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Shares used to compute basic net income per share	151,665	160,973	169,986

Dilutive potential common shares:
Stock options and restricted stock	3,995	7,558	3,425
Convertible debt	10,750	10,750	10,750

Shares used to compute diluted net income per share	166,410	179,281	184,161

Approximately 22.5 million, 8.5 million and 4.7 million shares of common stock potentially issuable from stock options during the years ended December 31, 2007, 2006 and 2005, respectively, are excluded from the calculation of diluted net income per share because of their antidilutive effect.

Accumulated Other Comprehensive Income.  The Company’s accumulated other comprehensive income as of December 31, 2007 and 2006 consisted of unrealized gains (losses) on marketable securities and foreign currency translation gains (losses). The tax effect of unrealized gains (losses) on investments and the foreign currency translation gains (losses) has been taken into account, if applicable.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2007	2006

Unrealized gains on investments, net of taxes of $470 in 2007 and $5,243 in 2006	$5,836	$14,318
Foreign currency translation adjustments	11,896	9,167

Accumulated other comprehensive income	$17,732	$23,485

Reclassifications.  Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation.

New Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. The Company does not expect the pronouncement to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for the Company for periods beginning after December 15, 2008. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 141R will have on the Company’s financial position or results of operations upon adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which will change the accounting and reporting for minority interests and which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The requirements of SFAS 160 are effective for the Company for periods beginning after December 15, 2008. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 160 will have on the Company’s financial position or results of operations upon adoption.

Note 2.	Stock-Based Compensation

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with SFAS No. 123R the Company presents excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows for periods in which an excess tax benefit is recorded. As a result of the implementation of SFAS No. 123R, cash benefit of $0.6 million and $39.2 million were recorded during the years ended December 31, 2007 and 2006, respectively, which resulted in a decrease in cash provided by operating activities and a decrease in cash used in financing activities.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2007	2006

Cost of service revenue	$769	$257
Research and development	7,314	6,512
Sales and marketing	9,373	7,152
General and administrative	6,462	4,230

Total stock-based compensation expense	$23,918	$18,151

No stock-based compensation was capitalized as part of the cost of an asset as of December 31, 2007 or 2006. As of December 31, 2007 and 2006, $45.9 million and $41.2 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years for 2007 and two years for 2006.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation during the year ended December 31, 2005 (in thousands, except per share data):

Year Ended
December 31, 2005
Net income as reported	$312,345
Plus: stock-based employee compensation expense included in reported net income, net of related tax effects	128
Less: stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(14,860)
Pro forma net income	$297,613
Net income per share:
Basic — as reported	$1.84
Diluted — as reported	$1.70
Basic — pro forma	$1.75
Diluted — pro forma	$1.62

For further information related to the Company’s equity compensation plans see Note 14.

Note 3.	Rhapsody America

Formation

On August 20, 2007, RealNetworks and MTVN created Rhapsody America to jointly own and operate a business-to-consumer digital audio music service. Under the Rhapsody America venture agreements:

•	RealNetworks contributed its Rhapsody service subscribers, certain RadioPass subscribers, cash of $16.4 million, contracts, revenue from existing Rhapsody subscribers, marketing materials, player hardware, rhapsody.com and related URLs, certain liabilities, and distribution arrangements in exchange for a 51% equity interest in Rhapsody America. RealNetworks also licensed certain assets to Rhapsody America, including Rhapsody content, Rhapsody technology, the Rhapsody brands and related materials.

•	MTVN contributed its URGE service subscribers, cash, contracts, marketing materials, revenue from existing URGE subscribers, certain liabilities, plus the note payable described below, in exchange for a 49% equity interest in Rhapsody America. MTVN has also licensed certain assets to Rhapsody America, including URGE content, brands and related materials.

•	In addition to the assets described above, MTVN also contributed a $230 million five-year note payable in consideration for acquiring MTVN’s interest in the venture. Rhapsody America must use the proceeds from the note solely to purchase advertising from MTVN. As MTVN makes payments on the note, Rhapsody America records equity and RealNetworks realizes an immediate appreciation in the carrying value of the Company’s interests in the venture and recognizes a gain if the gain is reasonably assured in accordance with SAB No. 51. As of December 31, 2007, $25.0 million in payments were made on the note and RealNetworks realized and recorded a gain of $12.8 million during the year ended December 31, 2007 as all of the SAB No. 51 gain recognition criteria were met.

The assets and liabilities contributed by RealNetworks to Rhapsody America have been recorded at their historical cost basis as RealNetworks maintained a controlling interest in the assets and liabilities. The assets and liabilities contributed by MTVN to Rhapsody America have been recorded at their estimated fair values in the consolidated balance sheet at December 31, 2007. MTVN’s contribution included identifiable intangible assets with estimated fair values of $7.6 million. The respective estimated fair values were determined by

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management as of the date of the acquisition. RealNetworks realized an immediate appreciation in the carrying value of its interests in Rhapsody America and recognized a gain on sale of music interests upon formation of $3.9 million under SAB No. 51 as all of the gain recognition criteria were met.

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

As part of the initial formation of Rhapsody America, RealNetworks and MTVN provided additional funding in the quarter ended December 31, 2007, for future operations of $17.4 and $16.7 million, respectively.

Call/Put Rights

Pursuant to the terms of the Rhapsody America limited liability company agreement, RealNetworks has the right to purchase from MTVN, and MTVN has a right to require RealNetworks to purchase, MTVN’s interest in Rhapsody America. The Company has evaluated the terms of the call and put rights under applicable accounting literature, including SFAS No. 133, Accounting for Derivatives and Hedging Activities, and SFAS No. 150, Accounting for Certain financial Instruments with Characteristics of Both Liabilities and Equity, and concluded that neither of these rights represent freestanding financial instruments or derivatives that should be accounted for separately.

These call and put rights are exercisable upon the occurrence of certain events any time after January 1, 2011 and during certain periods in each of 2012, 2013 and 2014 and every two years thereafter and are not exercisable any time prior to January 1, 2011. If MTVN exercises its put right, RealNetworks has the right to pay a portion of the purchase price for MTVN’s interest in cash and shares of RealNetworks capital stock, subject to certain maximum amounts with the balance (if any) paid with a note. If RealNetworks exercises its call right, MTVN has the right to demand payment of part of the purchase price for its membership interest in shares of RealNetworks’ capital stock. If a portion of the purchase price for MTVN’s interest is payable in shares of RealNetworks’ capital stock, such shares could consist of our common stock representing up to 15% of the outstanding shares of RealNetworks’ common stock immediately prior to the transaction, and shares of our non-voting stock representing up to an additional 4.9% of the outstanding shares of RealNetworks’ common stock immediately prior to the transaction representing a maximum of 19.9% of RealNetworks’ capital stock. If RealNetworks pays a portion of the purchase price for MTVN’s membership interest in shares of RealNetworks’ common stock and non-voting stock, RealNetworks other shareholders’ voting and economic interests in RealNetworks could be diluted and MTVN will become one of RealNetworks’ significant shareholders.

The redemption prices of MTVN’s interest in Rhapsody America under both the call and put rights are calculated based on the provisions within the limited liability agreement and are impacted by the total appraised value of Rhapsody America and assume repayment of the $230 million five-year note payable from MTVN. Once the call right becomes exercisable, the redemption price of MTVN’s interest in Rhapsody America under the call right will be equal to the greater of $230 million or the appraised value of MTVN’s interest in Rhapsody America at the redemption date. Once the put right becomes exercisable, the redemption price of MTVN’s interest in Rhapsody America under the put right will be equal to, upon the occurrence of certain events, the appraised value of MTVN’s interest in Rhapsody America at the redemption date or will be based on a formula

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that is intended to approximate the appraised value at the redemption date. The hypothetical current redemption price of MTVN’s interest in Rhapsody America under the put right at December 31, 2007 is $59.9 million. The current redemption price has been adjusted under the formula in the limited liability agreement for the remaining outstanding amounts due of $205 million on the note payable as of December 31, 2007.

Note 4.	Business Combinations

Business Combinations in 2007

Game Trust

In October of 2007, the Company acquired all of the outstanding securities of Game Trust, Inc. in exchange for $20.5 million in cash payments, including $304,000 in direct acquisition related costs consisting primarily of professional fees.

Game Trust, Inc. is headquartered in New York, NY and is a provider of scalable and secure infrastructures for community and commerce applications in online casual games. The Company believes that combining Game Trust’s assets and technology with its existing business will enhance the Company’s casual game offerings in our existing markets. The results of Game Trust’s operations are included in the Company’s consolidated financial statements starting from the date of acquisition.

A summary of the preliminary purchase price is as follows (in thousands):

Cash paid at acquisition	$20,225
Estimated direct acquisition costs	304

Total	$20,529

The aggregate purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by management as of the date of acquisition and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $15.9 million. Goodwill in the amount of $15.9 million is not deductible for tax purposes.

A summary of the preliminary allocation of the purchase price is as follows (in thousands):

Current assets	$747
Property and equipment	34
Intangible assets subject to amortization:
Technology	4,540
Customer relationships	950
Trade name and trademarks	190
Goodwill	15,859
Other long-term assets	589

Total assets acquired	22,909

Liabilities	(2,380)

Net assets acquired	$20,529

The technology, customer relationships and trade name and trademarks intangibles have a weighted average estimated useful life of five years. All of the intangible assets are being amortized over their estimated useful lives on a straight line basis.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

Sony NetServices GmbH

On May 15, 2007, the Company acquired all of the outstanding securities of Sony NetServices GmbH (SNS) in exchange for $13.7 million in cash payments, including $902,000 in direct acquisition related costs consisting primarily of professional fees.

SNS is located in Salzburg, Austria and is a provider of end-to-end white label digital music services to mobile operators in Europe. The Company believes that combining SNS’ assets and technology with its existing business will enhance the Company’s digital music offerings in the European market. The results of SNS’ operations are included in the Company’s consolidated financial statements starting from the date of acquisition.

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

Pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

Exomi Oy

On June 8, 2007, the Company acquired all of the outstanding securities of Exomi Oy (Exomi) in exchange for $11.2 million in cash payments, including $468,000 in direct acquisition related costs consisting primarily of professional fees. The Company may be obligated to pay an additional €3.6 million ($5.3 million at December 31, 2007) over a three-year period, dependent on whether certain performance criteria are achieved. Such amounts are not included in the initial aggregate purchase price and, to the extent earned, will

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be recorded as goodwill when the performance criteria are achieved. No such payments were accrued during the period ended December 31, 2007.

Exomi is located in Helsinki, Finland and is a provider of short message service (SMS) messaging and wireless application protocol gateway products and services with customers primarily in Europe and Latin America. The Company believes that combining Exomi’s assets and network with the Company’s products and services will enhance its presence in the European and Latin American markets. The results of Exomi’s operations are included in the Company’s consolidated financial statements starting from the date of acquisition.

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

Pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations in 2006

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

The Company modified the purchase agreement on September 27, 2007 to remove the requirement to achieve the performance criteria on the remaining payments of €5.7 million ($8.1 million as of September 27, 2007) since the criteria were either already achieved or expected to be achieved. The remaining €5.7 million was accrued for as of September 30, 2007 and will be paid in two separate payments of €3.2 million and €2.5 million during the first quarter of 2008 and 2009, respectively. These amounts were not included in the initial aggregate purchase price and were recorded as goodwill in the third quarter of 2007 as the amounts are no longer contingent.

Zylom is located in Eindhoven, The Netherlands and is a distributor, developer, and publisher of PC-based games in Europe. The Company believes that combining Zylom’s assets and distribution network with the Company’s downloadable PC-based games assets and distribution platform will enhance the Company’s presence in the European games market. The results of Zylom’s operations are included in the Company’s consolidated financial statements starting from the date of acquisition.

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

Pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

WiderThan Co., Ltd.

Pursuant to a Combination Agreement with WiderThan Co., Ltd. (WiderThan) dated September 12, 2006, the Company acquired approximately 94.6% and 99.7% of the outstanding common shares and American Depository Shares (ADSs) of WiderThan for $17.05 per common share and per ADSs in cash effective October 31, 2006 and November 28, 2006, respectively. Additionally, the Company incurred $6.0 million in direct acquisition related costs consisting primarily of professional fees and other costs directly related to the acquisition for a total purchase price of $342.7 million. The Company acquired substantially all of the remaining 0.3% of the outstanding common shares during the quarter ended June 30, 2007.

WiderThan is a leading provider of ringback tones, music-on-demand, and other mobile entertainment services to wireless carriers principally in the Republic of Korea and the U.S., and other countries in Asia and Europe. The Company believes that combining WiderThan and its business will enhance the Company’s digital entertainment products and services offerings and accelerate its reach around the world. The results of WiderThan operations are included in the Company’s consolidated financial statements starting from the closing date of October 31, 2006. The minority interest in the earnings of WiderThan for the years ended December 31, 2007 and 2006 was nominal.

During the quarter ended March 31, 2007, WiderThan Americas, Inc. (WTA) became a wholly-owned subsidiary of RealNetworks, Inc. WTA was previously a wholly-owned subsidiary of WiderThan Co., Ltd. The restructuring decreased our deferred tax liabilities and goodwill by $1.7 million.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the purchase price for the acquisition is as follows (in thousands):

Cash	$336,652
Direct acquisition costs	6,036

Total purchase price	$342,688

The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values as summarized below. The respective estimated fair values were determined by management at the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $166.9 million. Goodwill in the amount of $166.9 million is not deductible for tax purposes.

A summary of the allocation of the purchase price is as follows (in thousands):

Current assets	$144,732
Property and equipment	11,148
Other long-term assets	4,407
Other intangible assets subject to amortization:
Customer relationships	67,000
Developed technology	24,000
Tradenames and trademarks	3,800
Service contracts	3,400
Goodwill	165,198

Total assets acquired	423,685

Current liabilities	(55,885)
Long-term liabilities	(1,110)
Net deferred tax liabilities	(24,002)

Total liabilities acquired	(80,997)

Net assets acquired	$342,688

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Cash, Cash Equivalents, Short-Term Investments, and Restricted Cash Equivalents

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2007 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$105,615	$—	$—	$105,615
Money market mutual funds	198,148	—	—	198,148
Corporate notes and bonds	172,934	—	—	172,934

Total cash and cash equivalents	476,697	—	—	476,697

Short-term investments:
Corporate notes and bonds	43,552	—	(981)	42,571
U.S. Government agency securities	37,296	65	—	37,361

Total short-term investments	80,848	65	(981)	79,932

Total cash, cash equivalents, and short-term investments	$557,545	$65	$(981)	$556,629

Restricted cash equivalents	$15,509	$—	$—	$15,509

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2006 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$108,415	$—	$—	$108,415
Money market mutual funds	231,634	—	—	231,634
Corporate notes and bonds	182,184	—	—	182,184
U.S. Government agency securities	2,999	—	—	2,999

Total cash and cash equivalents	525,232	—	—	525,232

Short-term investments:
U.S. Government agency securities	153,520	188	(20)	153,688

Total short-term investments	153,520	188	(20)	153,688

Total cash, cash equivalents, and short-term investments	$678,752	$188	$(20)	$678,920

Restricted cash equivalents	$17,300	$—	$—	$17,300

At December 31, 2007 and 2006, restricted cash equivalents represent cash equivalents pledged as collateral against two letters of credit for a total of $15.5 million and $17.3 million, respectively, in connection with two lease agreements.

Realized gains or losses on sales of available-for-sale securities for 2007, 2006, and 2005 were not significant.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The contractual maturities of available-for-sale debt securities at December 31, 2007 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Within one year	$56,785	$56,870
Between one year and five years	24,063	23,062

Total short-term investments	$80,848	$79,932

During 2007, the Company purchased and sold trading securities and realized a gain of $8.2 million. At December 31, 2007 and 2006, no investments in trading securities were held by the Company.

Note 6.	Allowance for Doubtful Accounts Receivable and Sales Returns

Activity in the allowance for doubtful accounts receivable is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Balance, beginning of year	$1,101	$1,340	$1,145
Additions charged to expenses	278	596	377
Amounts written off	(265)	(835)	(182)
Effects of foreign currency translation	3	—	—

Balance, end of year	$1,117	$1,101	$1,340

Activity in the allowance for sales returns is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Balance, beginning of year	$1,389	$1,633	$2,141
Additions charged to revenue	2,980	4,898	6,560
Amounts written off	(3,048)	(5,142)	(7,068)
Effects of foreign currency translation	17	—	—

Balance, end of year	$1,338	$1,389	$1,633

At December 31, 2007 and 2006 one international customer accounted for 19% and 25% of trade accounts receivable, respectively.

One customer accounted for approximately 13% of total revenue during the year ended December 31, 2007. No one customer accounted for more than 10% of total revenue during the years ended December 31, 2006, and 2005.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Deferred Costs

Deferred costs, consisting of costs being amortized over the respective contract lives, are as follows (in thousands):

	December 31,
	2007	2006

Deferred costs	$12,482	$2,170
Less current portion	6,408	1,643

Deferred costs, non-current portion	$6,074	$527

Note 8.	Equity Investments

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

During the quarter ended March 31, 2006, the Company established Beijing RealNetworks Technology Co., Ltd., a Wholly Owned Foreign Entity (WOFE) which operates an Internet retail website in the People’s Republic of China (PRC) in cooperation with a PRC affiliate. The results of operations of the WOFE have been included in the Company’s consolidated results since the establishment date of the WOFE. The PRC regulates the WOFE’s business through regulations and license requirements restricting: (i) the scope of foreign investment in the Internet, retail and delivery sectors; (ii) Internet content; and (iii) the sale of certain media products. In order to meet the PRC local ownership and regulatory licensing requirements, the WOFE’s business is operated through a PRC affiliate which is owned by nominee shareholders who are PRC nationals and RealNetworks employees. The WOFE does not own any capital stock of the PRC affiliate, but is the primary beneficiary of future losses or profits through contractual rights. As a result, the Company consolidates the results of the PRC affiliate in accordance with FIN No. 46R, Consolidation of Variable Interest Entities. The net assets and operating results for the PRC affiliate were not significant during the years ended December 31, 2007 and 2006.

Summary of equity investments is as follows (in thousands):

	2007		2006
		Carrying		Carrying
	Cost	Value	Cost	Value

Publicly traded investments	$933	$8,085	$913	$20,235
Privately held investments	2,740	1,891	1,879	2,414

Total equity investments	$3,673	$9,976	$2,792	$22,649

Privately held investments include investments accounted for using the cost and equity methods.

As of December 31, 2007 and 2006, the carrying value of equity investments in publicly traded companies consists primarily of approximately 10.6% of outstanding shares of J-Stream Inc. (J-Stream), a Japanese media services company. These equity investments are accounted for as available-for-sale. The

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market value of these shares has increased from the original cost of $933,000 and $913,000, resulting in a carrying value of $8.1 million and $20.2 million as of December 31, 2007 and 2006, respectively. The increase over the cost basis, net of income tax is $6.7 million and $14.1 million at December 31, 2007 and 2006, respectively, and is reflected as a component of accumulated other comprehensive income. In July 2005, the Company disposed of a portion of the investment in J-Stream through open market trades, which resulted in net proceeds of $11.9 million, and recognition of a gain, net of income tax and a loss associated with a previously cancelled foreign currency hedge related to the investment, of $8.4 million during the year ended December 31, 2005. The disposition resulted in a tax expense and a related offset to accumulated other comprehensive income of $3.3 million during the year ended December 31, 2005. There were no similar gains or losses in 2007 and 2006 that were material. The market for these investments is relatively limited and the share price is volatile. Although the carrying value of the total investments was $10.0 million at December 31, 2007, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

Based upon an evaluation of the facts and circumstances during the quarter ended December 31, 2006, the Company determined that an other-than-temporary decline in fair value had occurred in one of its privately-held investments, resulting in an impairment charge of $3.1 million to reflect changes in the fair value of the investment.

Note 9.	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net

Customer relationships	$80,435	$15,273	$65,162
Developed technology	48,173	18,539	29,634
Patents, trademarks and tradenames	13,833	5,000	8,833
Service contracts	6,815	2,767	4,048

Total other intangible assets, December 31, 2007	$149,256	$41,579	$107,677

Total other intangible assets, December 31, 2006	$121,746	$16,637	$105,109

Amortization expense related to other intangible assets during the years ended December 31, 2007, 2006, and 2005 was $24.5 million, $7.4 million, and $4.0 million, respectively.

As of December 31, 2007 estimated future amortization of other intangible assets is as follows (in thousands):

2008	$27,122
2009	24,152
2010	19,479
2011	13,481
2012	12,672
Thereafter	10,771

Total	$107,677

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Goodwill

Changes in goodwill are as follows (in thousands):

	2007	2006

Balance, beginning of year	$309,122	$123,330
Increases due to current year acquisitions	28,924	179,313
Adjustments to the purchase price for WiderThan	(1,727)	—
Purchase of additional shares of WiderThan	1,160	—
Increases for accruals and payments related to the acquisition of Zylom	12,471	—
Effects of foreign currency translation	3,203	6,479

Balance, end of year	$353,153	$309,122

Note 11.	Accrued and Other Liabilities

Accrued and other liabilities consist of (in thousands):

	December 31,
	2007	2006

Royalties and costs of sales and fulfillment	$37,554	$29,968
Employee compensation, commissions and benefits	21,639	25,244
Sales, VAT and other taxes payable	18,156	13,364
Income taxes payable	1,819	8,455
Legal fees and contingent legal fees	3,439	4,075
Accrued charitable donations	268	2,048
Other	31,261	21,174

Total	$114,136	$104,328

Note 12.	Loss on Excess Office Facilities

The accrued loss of $10.7 million for estimated future losses on excess office facilities located near the Company’s corporate headquarters in Seattle Washington at December 31, 2007, is shown net of expected future sublease income of $7.8 million, which was committed under sublease contracts at the time of the estimate. The Company regularly evaluates the market for office space in the cities where it has operations. If the market for such space declines further in future periods, the Company may have to revise its estimates further, which may result in additional losses on excess office facilities.

Accrued loss, December 31, 2006	$14,501
Less amounts paid on accrued loss on excess office facilities, net of sublease income	3,801

Accrued loss, December 31, 2007	10,700
Less current portion	3,389

Accrued loss, non-current portion	$7,311

Note 13.	Convertible Debt

During 2003, the Company issued $100.0 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are subordinated to any Company senior debt and are also effectively subordinated in right of

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment to all indebtedness and other liabilities of its subsidiaries. The notes are convertible into shares of the Company’s common stock based on an initial effective conversion price of $9.30 if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. On or after July 1, 2008, the Company has the option to redeem all or a portion of the notes that have not been previously purchased, repurchased, or converted, in exchange for cash at 100% of the principal amount of the notes. The purchaser may require the Company to purchase all or a portion of its notes in cash on July 1, 2008 at 100% of the principal amount of the notes. These notes are included in current liabilities as of December 31, 2007 and were included as non-current liabilities as of December 31, 2006. As a result of this issuance, the Company received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and are being amortized over a 5-year period. Interest expense from the amortization of offering costs in the amount of $600,000 is recorded in interest income, net during each of the years ended December 31, 2007, 2006, and 2005.

Note 14.	Shareholders’ Equity

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

Equity Compensation Plans.  The Company has five equity compensation plans (Plans) to compensate employees and Directors for past and future services. Generally, options vest based on continuous employment, over a four or five-year period. The options expire in either seven, ten, or twenty years from the date of grant and are exercisable at the fair market value of the common stock at the grant date.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units.  In 2006, the Company granted restricted stock units representing 80,834 shares of common stock, respectively, pursuant to the Company’s 2005 Stock Incentive Plan (2005 Plan). The weighted average fair value of restricted stock units granted was $11.38 in 2006. Each restricted stock unit granted or cancelled in 2006 reduced or increased the shares available for grant under the 2005 Plan by 1.6 shares. The factor by which restricted stock units affect the shares available for grant was changed from 1.6 shares to 2.2 shares as of June 25, 2007.

A summary of stock options and restricted stock units activity is as follows:

	Shares	Options Outstanding		Weighted
	Available	Number	Weighted	Average Fair
	for Grant	of Shares	Average	Value
	in (000’s)	in (000’s)	Exercise Price	Grants

Balances, December 31, 2004	10,853	35,477	$7.13
Additional shares authorized in the 2005 Plan(1)	7,397	—
Options granted below common stock price	(10,633)	10,633	5.87	$2.57
Options exercised	—	(3,631)	5.14
Options canceled	6,857	(6,857)	7.03

Balances, December 31, 2005	14,474	35,622	6.95
Options granted at or above common stock price	(12,913)	12,913	10.05	4.53
Restricted stock units granted	(129)			11.38
Options exercised	—	(8,854)	5.99
Options canceled	3,953	(3,953)	6.81

Balances, December 31, 2006	5,385	35,728	$8.31

Additional shares authorized in the 2005 Plan(2)	12,048
Options granted at common stock price	(14,937)	14,937	7.02	2.71
Stock awards granted	(109)			6.58
Restricted stock units cancelled	35
Options exercised	—	(2,447)	5.77
Options canceled	5,723	(5,723)	10.23

Balances, December 31, 2007	8,145	42,495	$7.76

(1)	Pursuant to the provisions of the 2005 Stock Incentive Plan, shares available for grant as of December 31, 2005 were adjusted to reflect an additional 3.1 million available shares which were cancelled from previously expired Plans during 2005.

(2)	At the June 25, 2007 Annual Meeting of Shareholders, the Company’s shareholders approved an amended and restated 2005 Stock Incentive Plan that authorized a total of 15 million shares, including any shares that were available for grant prior to the approval.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted was determined using the Black-Scholes model and the following weighted average assumptions:

	Years Ended December 31,
	2007	2006	2005

Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.47%	4.75%	3.76%
Expected life (years)	4.1	4.3	4.4
Volatility	42%	49%	54%

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number of	Average
	of Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	(in 000’s)	Life (Years)	Price	(in 000’s)	Price

$0.02 — $5.07	4,893	7.42	$4.37	3,374	$4.10
$5.08 — $5.78	5,135	8.71	5.66	1,367	5.53
$5.81 — $6.05	4,298	10.99	5.89	1,455	5.92
$6.07 — $6.80	4,661	10.18	6.32	1,607	6.27
$6.81 — $7.33	4,275	11.92	7.19	3,558	7.22
$7.62 — $8.00	4,420	5.35	7.81	905	7.90
$8.04 — $9.49	4,485	6.32	8.50	1,716	8.75
$9.59 — $10.30	4,306	5.94	10.02	1,968	10.02
$10.31 — $11.38	4,915	5.92	10.94	1,272	10.92
$11.49 — $46.19	1,107	9.56	21.72	894	24.14

	42,495	8.09	$7.76	18,116	$7.90

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 was $11.5 million and $7.7 million, respectively.

Employee Stock Purchase Plan.  In January 1998, the Company adopted an Employee Stock Purchase Plan (ESPP) and has reserved 4.0 million shares of common stock for issuance under the ESPP. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to 85 percent of the fair market value of the common stock at the end of the semi-annual offering periods. Under the ESPP, 285,000, 213,000, and 425,000 shares at a weighted average fair value of the employee stock purchase rights of $1.06, $1.62, and $3.14 were purchased during the years ended December 31, 2007, 2006, and 2005, respectively.

Repurchase of Common Stock.  The Company’s Board of Directors has authorized share repurchase programs for the repurchase of its outstanding common stock, and all repurchases have been made pursuant to these authorized programs. During 2005, the Company repurchased 8.6 million shares for an aggregate value of $54.3 million at an average cost of $6.29 per share. During 2006, the Company purchased 11.8 million shares for an aggregate value of $98.9 million at an average cost of $8.35 per share. During 2007, the Company repurchased 23.8 million shares for an aggregate value of $178.8 million at an average cost of $7.52 per share. The purchases made through December 31, 2007 completed the authorized amount for all of the repurchase programs.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes

Components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

United States operations	$77,167	$228,668	$430,549
Foreign operations	(1,396)	(915)	(1,006)

Income before income taxes	$75,771	$227,753	$429,543

Components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current:
United States Federal	$31,266	$20,683	$8,055
State and local	1,291	3,643	1,362
Foreign	4,448	3,225	549

Total current	37,005	27,551	9,966
Deferred:
United States Federal	(6,298)	53,648	106,981
State and local	(58)	3,206	748
Foreign	(3,193)	(1,868)	(497)

Total deferred	(9,549)	54,986	107,232

Total income tax expense	$27,456	$82,537	$117,198

Income tax expense differs from “expected” income tax expense (computed by applying the U.S. Federal income tax rate of 35%) due to the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

United States federal tax expense at statutory rate	$26,520	$79,714	$150,340
State taxes, net of United States federal tax benefit	1,233	3,127	3,497
Change in valuation allowance	(2,262)	1,757	(41,993)
Non-deductible stock compensation	1,601	912	—
Other	364	(2,973)	5,354

Total income tax expense	$27,456	$82,537	$117,198

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets are comprised of the following (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
United States Federal net operating loss carryforwards	$20,332	$17,521
Deferred expenses	14,542	17,290
Net unrealized loss on investments	10,924	10,772
Capital loss carryforwards	2,359	7,713
Accrued loss on excess office facilities	3,874	5,212
Stock-based compensation	11,431	5,023
State net operating loss carryforwards	3,973	2,636
Foreign net operating loss carryforwards	8,378	1,766
Cash rights liability	166	1,483
Deferred revenue	4,494	715
Equipment, software, and leasehold improvements	4,436	3,476
Other	2,278	3,667

Gross deferred tax assets	87,187	77,274
Less valuation allowance	39,742	35,222

Gross deferred tax assets, net of valuation allowance	47,445	42,052

Deferred tax liabilities:
Other intangible assets	(27,232)	(28,957)
Net unrealized gains on investments	(2,250)	(6,973)
Other	(94)	(2,973)
Prepaid expenses	(2,664)	(2,184)

Gross deferred tax liabilities	(32,240)	(41,087)

Net deferred tax assets	$15,205	$965

Income taxes currently payable (receivable) were $(5.5) million and $8.5 million at December 31, 2007 and 2006, respectively. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the appropriate taxing jurisdictions. In 2006, the Company retained a valuation allowance on deferred tax assets that the Company believed were not more likely than not to be realized. In 2007, the Company has continued to provide a valuation allowance on the deferred tax assets that the Company believes are not more likely than not to be realized.

The net change in valuation allowance was a $4.5 million increase and a $1.0 million decrease during the years ended December 31, 2007 and 2006, respectively. The 2007 net increase in the valuation allowance is comprised of an increase of $10.1 million due primarily to acquired NOLs from acquisitions in 2007 not more likely than not to be realized, an increase of $0.9 million for foreign losses unutilized, a decrease in state NOLs due to their value and projected utilization of $0.9 million, a decrease of $3.1 million for the utilization of capital loss carryovers previously expected to go unutilized and $2.5 million due to the expiration of capital losses. During 2006, $1.8 million of the increase was due primarily to an increase in certain deferred tax assets and a decrease of $2.8 million was for the write-off of state net operating loss carryforwards limited under Internal Revenue Code Section 382 that may expire unused.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s United States Federal net operating loss carryforwards totaled $58.1 million and $50.0 million at December 31, 2007 and 2006, respectively. These net operating loss carryforwards begin to expire between 2010 and 2026. In 2007, the remaining net operating loss carryforwards are from acquired subsidiaries that are limited under Internal Revenue Code Section 382. In the event that the Company generates taxable income to utilize these net operating loss carryforwards, goodwill will be reduced by approximately $12.8 million.

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

The Company adopted the provision of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109 on January 1, 2007. As of January 1, 2007, and December 31, 2007, the Company had $7.5 million and $9.0 million of unrecognized tax benefits, respectively. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $7.2 million as of January 1, 2007 and $8.4 million as of December 31, 2007. Although the implementation of FIN 48 did not impact the amount of liability for unrecognized tax benefits, the Company reclassified $5.3 million of liability for unrecognized tax benefits from current income taxes payable to other long-term liabilities to conform with the balance sheet presentation requirements of FIN 48.

In accordance with FIN 48, the Company elected to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007 and December 31, 2007, the Company had approximately $300,000 and $687,000 of accrued interest and penalties related to uncertain tax positions, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$7.5
Increases/(Decreases) related to prior year tax positions	—
Increases/(Decreases) related to current year tax positions	1.5
Settlements	—
Expiration of the statute of limitations	—

Balance at December 31, 2007	$9.0

Note 16.	Commitments and Contingencies

Commitments.  The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases office facilities under various operating leases expiring through September 2014. The Company also has other contractual obligations, primarily relating to minimum

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual payments due to content and other service providers, expiring over varying time periods in the future. Future minimum payments are as follows (in thousands):

		Other
	Office	Contractual
	Leases	Obligations	Total

2008	$15,101	$11,182	$26,283
2009	13,845	6,658	20,503
2010	12,193	2,580	14,773
2011	7,823	—	7,823
2012	6,797	—	6,797
Thereafter	9,761	—	9,761

Total minimum payments	65,520	20,420	85,940
Less future minimum receipts under subleases	7,880	—	7,880

Net	$57,640	$20,420	$78,060

Of the total net office lease future minimum payments, $10.7 million is recorded in accrued loss on excess office facilities at December 31, 2007.

Rent expense during the years ended December 31, 2007, 2006, and 2005 was $11.2 million, $8.5 million, and $7.6 million, respectively.

In addition to the amounts shown in the table above, $9.0 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. We cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

The Company has a commitment to purchase $205 million over the next five years from MTVN related to the Rhapsody America venture. The $205 million is excluded from the table above as the timing and amount of these payments will vary.

Borrowing Arrangements.  The Company’s subsidiary, WiderThan, has entered into three lines of credit with three Korean domestic banks with an aggregate maximum available limit of $4.3 million at interest rates ranging primarily from 1.3% to 1.6% over the rate earned on the underlying deposits. WiderThan has entered into a separate line of credit with a Korean domestic bank with maximum available limit of $1.1 million bearing interest at 6.0%. During the year ended December 31, 2007 the Company did not draw on these lines of credit and there were no balances outstanding as of December 31, 2007 and December 31, 2006.

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

The Company’s subsidiary, WiderThan, has a letter of credit of up to $5.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April), and bears interest at 2.0% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include,

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the year ended December 31, 2007 the Company did not draw on the letter of credit and there was no balance outstanding as of December 31, 2007 and December 31, 2006.

The Company’s subsidiary, WiderThan, has purchased guarantees amounting to $0.6 million from Seoul Guarantee Insurance which guarantees payments for one year under certain supply contracts the Company has with a customer in Korea.

401(k) Retirement Savings Plan.  The Company has a salary deferral plan (401(k) Plan) that covers substantially all employees. Under the plan, eligible employees may contribute up to 50% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. During the years ended December 31, 2007, 2006 and 2005 the Company matched 50% of employee contributions to the 401(k) Plan, on up to three percent of participating employees’ compensation, and contributed $1,017,000, $858,000 and $500,000, respectively, in matching contributions. The Company can terminate the matching contributions at its discretion. The Company has no other post-employment or post-retirement benefit plans.

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

In June 2003, a lawsuit was filed against the Company and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” Friskit sought to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The court granted the Company’s motion for summary judgment on July 26, 2007, and invalidated all claims on grounds of obviousness. Friskit has appealed the court’s ruling.

In December 2003, the Company filed suit against Microsoft Corporation (Microsoft) in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws, alleging that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice, and attempt to monopolize the field of digital media. On October 11, 2005, the Company and Microsoft entered into a settlement agreement pursuant to which the Company agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. Upon settlement of the legal disputes, the Company and Microsoft entered into two commercial agreements that provide for collaboration in digital music and casual games. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to the Company over the terms of the agreements are $761.0 million. The Company had received such payments in full as of March 31, 2007. The Company recorded gains of $60.7 million, $220.4 million and $422.5 million during the years ended December 31, 2007, 2006, and 2005, respectively. These amounts are included within the consolidated statement of operations and comprehensive income as antitrust litigation benefit, net.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates are still under appeal and are subject to industry-wide settlement negotiations, in some of which the Company is a participant. The CRB is currently holding hearings that will determine mechanical royalty rates associated with the statutory license for digital phonorecord deliveries, including tethered downloads. These rates are also subject to industry-wide settlement negotiations. Finally, the Company is involved in a proceeding in the Southern District of New York that will determine a royalty rate for the public performance of music contained in the ASCAP catalogue. Whether or not the Company participates directly in the settlement of either CRB proceeding, any of these three proceedings may result in higher rates or other terms that are unfavorable to the Company.

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

Note 17.	Guarantees

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

Note 18.	Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. After the formation of Rhapsody America in August 2007, the Company has defined three reportable segments consistent with SFAS No. 131, based on factors such as how the Company manages its operations and how its Chief Operating Decision Maker reviews results. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, President and Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

profitability of the Company’s Music, Consumer and Technology Products and Solutions segments and, therefore, the Company reports these as operating segments as defined by SFAS No. 131.

The Company’s three reportable segments are: Music, Consumer, and Technology Products and Solutions. In conjunction with the formation of Rhapsody America, the Company changed the method in which corporate overhead and general and administrative costs are allocated. The Company was able to use the new allocation methodology for amounts incurred since January 1, 2007. However, the Company does not have data available to perform the allocation of amounts incurred prior to January 1, 2007. Therefore comparative data from 2006 is not presented with the exception of Revenue which is not affected by the allocations. In addition, the Company deemed it impracticable to perform the allocation under the old method for the current period to provide comparative information due to the complexity of the calculations required. The accounting policies used to derive segment results are generally the same as those described in Note 1.

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

The Technology Products and Solutions segment includes revenue and costs from: sales of ringback tone, music-on-demand, video-on-demand, messaging, and information services; sales of media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer (OEM) channels; support and maintenance services sold to customers who purchase software products; broadcast hosting services; and consulting and professional services that are offered to customers. These products and services are primarily sold to corporate customers.

Amounts that are not included within the above segment descriptions are shown below as Reconciling Amounts. Included within these amounts are items such as interest income and net antitrust litigation benefit.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment income (loss) before income taxes for the year ended December 31, 2007, is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated

Net revenue	$149,126	$211,851	$206,643	$—	$567,620
Cost of revenue	81,462	39,840	92,189	—	213,491

Gross profit	67,664	172,011	114,454	—	354,129
Operating expenses	127,842	142,749	130,551	(54,312)	346,830

Operating income (loss)	(60,178)	29,262	(16,097)	54,312	7,299
Total non-operating income, net	36,194	—	—	32,278	68,472

Income (loss) before income taxes	$(23,984)	$29,262	$(16,097)	$86,590	$75,771

Net revenue by segment is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Music	$149,126	$123,033	$101,769
Consumer	211,851	199,739	178,195
Technology Products and Solutions	206,643	72,489	45,095

Total net revenue	$567,620	$395,261	$325,059

The Company’s customers consist primarily of end users located in the U.S., Republic of Korea, and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

United States	$360,676	$283,433	$249,855
Europe	84,368	62,270	44,867
Republic of Korea	82,549	18,597	—
Rest of the World	40,027	30,961	30,337

Total	$567,620	$395,261	$325,059

Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	December 31,
	2007	2006

United States	$186,665	$172,846
Republic of Korea	235,728	256,032
Europe	87,181	26,807
Rest of the World	7,753	6,289

Total long-lived assets	$517,327	$461,974

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net assets by geographic location are as follows (in thousands):

	December 31,
	2007	2006

United States	$576,994	$621,532
Republic of Korea	228,153	314,106
Europe	79,410	26,298
Rest of the World	10,160	7,830

Total	$894,717	$969,766

Goodwill is assigned to the Company’s segments as follows (in thousands):

	December 31,
	2007	2006

Music	$37,029	$37,029
Consumer	129,621	94,968
Technology products and solutions	186,503	177,125

Total goodwill	$353,153	$309,122

Note 19.	Related Party Transactions

Transactions with MTVN.  As part of the formation of Rhapsody America, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. Rhapsody America is obligated to purchase $230 million in advertising and related integrated marketing on MTVN network properties over a five-year period. During the year ended December 31, 2007, Rhapsody America received $25.0 million in cash as a note payment and has spent $24.4 million in advertising with MTVN.

MTVN provides various support services directly to Rhapsody America for which it bills the venture directly. Included within the support services are items such as facilities, personnel and overhead which are allocated based on various measures depending on the service provided, including employee headcount, or number of users of a service. MTVN also charged costs during the year ended. The total charge for the support services, revenue and related costs for the year ended December 31, 2007 was $0.6 million. This amount is included in the consolidated financial statements within the related party payable of $17.2 million as of December 31, 2007.

The Company also agreed to grant options to acquire shares of RealNetworks, Inc. common stock to Rhapsody America employees as part of the venture with MTVN and has included the expense associated with these options in its statement of operations and comprehensive income. MTVN’s share of the expense associated with the stock options granted to Rhapsody America employees is calculated based on its ownership percentage and is billed directly by the Company to MTVN under a separate agreement. The Company has not charged any amount to MTVN related to stock options since the formation of the venture but expects amounts to be recorded in the future.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Quarterly Information (Unaudited)

The following table summarizes the unaudited statement of operations for each quarter of 2007 and 2006 (in thousands, except per share data):

	Total	Dec. 31	Sept. 30	June 30	Mar. 31

2007:
Net revenue	$567,620	$156,882	$145,095	$136,171	$129,472
Gross profit	354,129	95,177	88,451	86,972	83,529
Operating income (loss)	7,299	(25,881)	(15,386)	(5,177)	53,743
Net income	48,315	2,685	4,342	1,327	39,961
Basic net income per share(1)	0.32	0.02	0.03	0.01	0.25
Diluted net income per share(1)	0.29	0.02	0.03	0.01	0.22
2006:
Net revenue	$395,261	$125,574	$93,676	$89,409	$86,602
Gross profit	271,153	83,254	65,287	62,763	59,849
Operating income	190,505	52,107	57,201	49,659	31,538
Net income	145,216	39,302	42,153	38,878	24,883
Basic net income per share(1)	0.90	0.24	0.26	0.24	0.15
Diluted net income per share(1)	0.81	0.22	0.24	0.22	0.14

(1)	The sum of the quarterly net income per share will not necessarily equal the net income per share for the year due to the effects of rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
RealNetworks, Inc.:

We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
RealNetworks, Inc.:

We have audited RealNetworks Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RealNetworks Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, RealNetworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealNetworks, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Seattle, Washington
February 28, 2008

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a — 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that, as of December 31, 2007, RealNetworks maintained effective internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007. KPMG’s attestation report regarding the effectiveness of management’s assessment of internal control over financial reporting is included within Item 8.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the principal executive officer and principal financial officer, has evaluated the changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act and has concluded that there were no such changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in part in the sections captioned “Board of Directors-Nominees for Director,” “Board of Directors-Continuing Directors-Not Standing for Election This Year,” “Board of Directors- Committees of the Board,” “Board of Directors-Code of Conduct and Business Ethics” and “Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance” in

the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 3, 2008, and such information is incorporated herein by reference.

The remaining information required by this Item is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 3, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the information contained in the sections captioned “Voting Securities and Principal Holders” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 3, 2008.

Equity Compensation Plans

As of December 31, 2007, we had awards outstanding under five equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan (1995 Plan), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (1996 Plan), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (2000 Plan), the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (2005 Plan), and the RealNetworks, Inc. 2002 Director Stock Option Plan (2002 Plan). In addition, the RealNetworks, Inc. 1998 Employee Stock Purchase Plan (1998 ESPP) expired on December 31, 2007 following the conclusion of the final offering period. The 1995 Plan, 1996 Plan, 2002 Plan, 2005 Plan and 1998 ESPP have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders.

In 2005, our shareholders approved the 2005 Plan and upon this approval of the 2005 Plan, we terminated the 1995 Plan, the 1996 Plan, the 2000 Plan and the 2002 Plan. In 2007, our shareholders approved an amended and restated 2005 Plan, and upon this approval, we terminated the RealNetworks, Inc. Director Compensation Stock Plan. As a result of the termination of these Plans, all new equity awards will be issued under the 2005 Plan. In 2007, our shareholders also approved the RealNetworks, Inc. 2007 Employee Stock Purchase Plan (2007 ESPP) to replace the 1998 ESPP. The initial offering period under the 2007 ESPP commenced on January 1, 2008.

The following table aggregates the data from our plans:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued upon	Weighted-average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(in 000’s)(a)	(b)	(in 000’s)(c)

Equity compensation plans approved by security holders	42,044	$7.71	8,138
Equity compensation plans not approved by security holders	451	$10.61	—

Total	42,495	$7.74	8,138

(1)	Two performance-based stock option awards are outstanding under the 2005 Plan. These awards must be earned based on the achievement of certain financial targets on or before specified dates, and if earned, the awards will vest according to a time-based vesting schedule applicable to each award. Each of these awards will be canceled and forfeited in the event they are not earned on or before the specified dates for performance achievement as set forth in the agreement evidencing each award. The weighted-average exercise price in Column (b) does not take into account the shares issuable upon vesting of these awards.

(2)	On December 31, 2007, the 1998 ESPP expired upon the conclusion of the final offering period under the 1998 ESPP, and no shares remained available for future issuances following such expiration. On January 1, 2008, the 2007 ESPP became effective. Column (c) above excludes the 1,500,000 shares of the Company’s common stock that are authorized for future issuances pursuant to the 2007 ESPP effective January 1, 2008. Approximately 157,145 shares were subject to purchase during the open purchase period under the 1998 ESPP as of the end of fiscal 2007.

(3)	Includes shares available for future issuances pursuant to the Real Networks, Inc. 2007 Director Compensation Stock Plan (2007 Director Plan), a sub-plan that operates and is administered under the 2005 Plan. Under the 2007 Director Plan, outside directors may elect to receive all or a portion of his or her quarterly director compensation in shares of the Company’s common stock in lieu of cash. Shares issued to directors under the 2007 Director Plan are issued from the shares reserved under the 2005 Plan.

Equity Compensation Plans Not Approved By Security Holders.  The Board of Directors adopted the 2000 Plan to enable the grant of nonqualified stock options to employees and consultants of RealNetworks and its subsidiaries who are not otherwise officers or directors of RealNetworks. The 2000 Plan has not been approved by RealNetworks’ shareholders. The Compensation Committee of the Board of Directors is the administrator of the 2000 Plan, and as such determines all matters relating to options granted under the 2000 Plan. Nonqualified stock options granted pursuant to the 2000 Plan were granted with exercise prices equal to the fair market value of RealNetworks’ common stock on the date of grant and typically vest over five years as determined by the Compensation Committee or pursuant to delegated authority as provided in the 2000 Plan. In June 2005, the 2000 Plan was terminated and the remaining available shares were transferred to the 2005 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation-Policies and Procedures with Respect to Related Person Transactions,” “Executive Compensation-Certain Relationships and Related Transactions” and “Election of Directors-Director Independence” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 3, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm-Fees Billed by KPMG LLP During 2006 and 2007” and “Ratification of Appointment of Independent Registered Public Accounting Firm-Pre-Approval Policies and Procedures” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 3, 2008.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements

The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:

Consolidated Balance Sheets — December 31, 2007 and 2006

Consolidated Statements of Operations and Comprehensive Income — Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3) Index to Exhibits

Exhibit
Number		Description

2.1		Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
2.2		Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)
3.1		Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2		Amended and Restated Bylaws adopted April 24, 2007 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007)
4.1		Shareholder Rights Plan dated as of December 4, 1998 between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on December 14, 1998)
4.2		Amendment No. 1 dated as of January 21, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/ A filed with the Securities and Exchange Commission on February 7, 2000)
4.3		Amendment No. 2 dated as of May 30, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/ A filed with the Securities and Exchange Commission on June 8, 2000)
4.4		Third Amended and Restated Investors’ Rights Agreement dated March 24, 1998 by and among RealNetworks, Inc. and certain shareholders of RealNetworks (incorporated by reference from Exhibit 10.16 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998)
4.5		Indenture dated as of June 17, 2003 between RealNetworks, Inc. and U.S. Bank National Association, including the form of Zero Coupon Subordinated Note due 2010 included in Section 2.2 thereof (incorporated by reference from Exhibit 4.1 to RealNetworks’ Amendment No. 1 to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 18, 2003)
4.6		Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)
10	.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)

Exhibit
Number		Description

10	.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.3†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.4†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10	.5†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.6†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.7†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.8†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007)
10	.9†	RealNetworks, Inc. 2007 Director Compensation Stock Plan
10	.10†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective June 25, 2007 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2007)
10	.11†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10	.12†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.13		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)
10	.14†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.15		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.16		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10	.17†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)

Exhibit
Number		Description

10	.18†	Offer Letter dated September 18, 2003 between RealNetworks, Inc. and Dan Sheeran (incorporated by reference from Exhibit 10.18 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2005)
10	.19†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.20†	Agreement dated February 1, 2006 between RealNetworks, Inc. and Rob Glaser (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006)
10	.21†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.22 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.22*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.23*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10	.24*	Limited Liability Company Agreement of Rhapsody America LLC dated as of August 20, 2007 among RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10.25		Stockholder Agreement by and between Viacom International Inc. and RealNetworks, Inc. dated as of August 20, 2007 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
14.1		RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)
21.1		Subsidiaries of RealNetworks, Inc.
23.1		Consent of KPMG LLP
24.1		Power of Attorney (included on signature page)
31.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 28, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on February 28, 2008.

Signature	Title

/s/ ROBERT GLASER Robert Glaser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL EGGERS Michael Eggers	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Director

/s/ EDWARD BLEIER Edward Bleier	Director

/s/ JAMES W. BREYER James W. Breyer	Director

/s/ JEREMY JAECH Jeremy Jaech	Director

/s/ JONATHAN D. KLEIN Jonathan D. Klein	Director

/s/ KALPANA RAINA Kalpana Raina	Director

Exhibit Index

Exhibit
Number		Description

2.1		Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
2.2		Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)
3.1		Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2		Amended and Restated Bylaws adopted April 24, 2007 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007)
4.1		Shareholder Rights Plan dated as of December 4, 1998 between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on December 14, 1998)
4.2		Amendment No. 1 dated as of January 21, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/ A filed with the Securities and Exchange Commission on February 7, 2000)
4.3		Amendment No. 2 dated as of May 30, 2000 to Shareholder Rights Plan between RealNetworks, Inc. and Mellon Investor Services LLC (formerly Chase Mellon Shareholder Services, L.L.C.) (incorporated by reference from Exhibit 1 to RealNetworks’ Registration Statement on Form 8-A12G/ A filed with the Securities and Exchange Commission on June 8, 2000)
4.4		Third Amended and Restated Investors’ Rights Agreement dated March 24, 1998 by and among RealNetworks, Inc. and certain shareholders of RealNetworks (incorporated by reference from Exhibit 10.16 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998)
4.5		Indenture dated as of June 17, 2003 between RealNetworks, Inc. and U.S. Bank National Association, including the form of Zero Coupon Subordinated Note due 2010 included in Section 2.2 thereof (incorporated by reference from Exhibit 4.1 to RealNetworks’ Amendment No. 1 to Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 18, 2003)
4.6		Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)
10	.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)
10	.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.3†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.4†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)

Exhibit
Number		Description

10	.5†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.6†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.7†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.8†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007)
10	.9†	RealNetworks, Inc. 2007 Director Compensation Stock Plan
10	.10†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective June 25, 2007 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2007)
10	.11†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10	.12†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.13		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)
10	.14†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.15		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.16		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10	.17†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)
10	.18†	Offer Letter dated September 18, 2003 between RealNetworks, Inc. and Dan Sheeran (incorporated by reference from Exhibit 10.18 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2005)
10	.19†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.20†	Agreement dated February 1, 2006 between RealNetworks, Inc. and Rob Glaser (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006)

Exhibit
Number		Description

10	.21†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.22 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.22*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.23*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10	.24*	Limited Liability Company Agreement of Rhapsody America LLC dated as of August 20, 2007 among RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10.25		Stockholder Agreement by and between Viacom International Inc. and RealNetworks, Inc. dated as of August 20, 2007 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
14.1		RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)
21.1		Subsidiaries of RealNetworks, Inc.
23.1		Consent of KPMG LLP
24.1		Power of Attorney (included on signature page)
31.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.