Form 10-Q
period 2008-03-31
REALNETWORKS INC
filed 2008-05-12
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of April 30, 2008 was 142,675,706.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$478,737	$476,697
Short-term investments	60,892	79,932
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	72,718	84,674
Deferred costs, current portion	7,149	6,408
Prepaid expenses and other current assets	29,760	33,845

Total current assets	649,256	681,556

Equipment, software, and leasehold improvements, at cost:
Equipment and software	116,899	109,621
Leasehold improvements	30,789	30,632

Total equipment, software, and leasehold improvements, at cost	147,688	140,253
Less accumulated depreciation and amortization	89,401	83,756

Net equipment, software, and leasehold improvements	58,287	56,497
Restricted cash equivalents	15,518	15,509
Equity investments	9,125	9,976
Other assets	13,909	10,161
Deferred tax assets, net	41,176	40,913
Other intangible assets, net	97,904	107,677
Goodwill	347,848	353,153

Total assets	$1,233,023	$1,275,442

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$46,228	$56,160
Accrued and other liabilities	100,800	114,136
Deferred revenue, current portion	40,308	39,564
Related party payable	8,299	17,241
Convertible debt	100,000	100,000
Accrued loss on excess office facilities, current portion	4,171	3,389

Total current liabilities	299,806	330,490
Deferred revenue, non-current portion	1,874	2,663
Accrued loss on excess office facilities, non-current portion	5,688	7,311
Deferred rent	4,637	4,518
Deferred tax liabilities, net, non-current portion	20,227	22,060
Other long-term liabilities	10,402	13,683

Total liabilities	342,634	380,725

Minority interest in Rhapsody America ($67.1 million redemption value at March 31, 2008)	14,678	19,613
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 142,562 shares in 2008 and 142,298 shares in 2007	142	142
Additional paid-in capital	660,581	653,904
Accumulated other comprehensive income	9,236	17,732
Retained earnings	205,752	203,326

Total shareholders’ equity	875,711	875,104

Total liabilities and shareholders’ equity	$1,233,023	$1,275,442

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters ended
	March 31,
	2008	2007
Net revenue (A)	$147,563	$129,472
Cost of revenue (B)	55,393	45,943

Gross profit	92,170	83,529

Operating expenses:
Research and development	25,006	23,479
Sales and marketing	53,596	49,700
Advertising with related party	7,340	—
General and administrative	17,084	17,354
Restructuring costs	686	—

Subtotal operating expenses	103,712	90,533
Antitrust litigation benefit, net	—	(60,747)

Total operating expenses, net	103,712	29,786

Operating (loss) income	(11,542)	53,743

Other income (expenses):
Interest income, net	4,958	9,102
Equity in net loss of investments	(91)	(132)
Minority interest in Rhapsody America	8,615	—
Gain on sale of interest in Rhapsody America	3,726	—
Other income, net	768	467

Other income, net	17,976	9,437

Income before income taxes	6,434	63,180
Income taxes	(4,008)	(23,219)

Net income	$2,426	$39,961

Basic net income per share	$0.02	$0.25
Diluted net income per share	$0.02	$0.22

Shares used to compute basic net income per share	142,491	161,350
Shares used to compute diluted net income per share	154,736	178,053

Comprehensive (loss) income:
Net income	$2,426	$39,961
Unrealized holding losses on short-term and equity investments, net of income taxes	(434)	(3,056)
Foreign currency translation losses	(8,062)	(2,927)

Comprehensive (loss) income	$(6,070)	$33,978

(A) Components of net revenue:
License fees	$25,755	$21,837
Service revenue	121,808	107,635

	$147,563	$129,472

(B) Components of cost of revenue:
License fees	$9,388	$8,292
Service revenue	46,005	37,651

	$55,393	$45,943

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarters Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,426	$39,961
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,971	9,933
Stock-based compensation	5,489	5,685
Loss on disposal of equipment, software, and leasehold improvements	75	41
Equity in net loss of investments	91	132
Excess tax benefit from stock option exercises	(50)	(294)
Accrued loss on excess office facilities	(841)	(943)
Deferred income taxes	(939)	(3,944)
Minority interest	(8,615)	—
Gain on sale of interest in Rhapsody America	(3,726)	—
Other	32	26
Net change in certain operating assets and liabilities	(18,202)	11,492

Net cash (used in) provided by operating activities	(11,289)	62,089

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(7,203)	(3,839)
Purchases of short-term investments	(49,798)	(55,432)
Proceeds from sales and maturities of short-term investments	68,838	57,124
Purchases of other intangibles assets	—	(2,038)
Decrease (increase) in restricted cash equivalents	(9)	1,800
Payment of acquisition costs, net of cash acquired	(6,011)	—
Proceeds from sales of equity investments	350	—

Net cash (used in) provided by investing activities	6,167	(2,385)

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	1,072	3,776
Excess tax benefit from stock option exercises	50	294
Net proceeds from sales of interest in Rhapsody America	7,406	—
Repurchase of common stock	—	(78,481)

Net cash (used in) provided by financing activities	8,528	(74,411)

Effect of exchange rate changes on cash and cash equivalents	(1,366)	687

Net increase (decrease) in cash and cash equivalents	2,040	(14,020)
Cash and cash equivalents, beginning of period	476,697	525,232

Cash and cash equivalents, end of period	$478,737	$511,212

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,336	$4,526

Supplemental disclosure of non-cash investing and financing activities:
Accrued acquisition consideration	$—	$4,364
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarter Ended March 31, 2008 and 2007
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
     On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody America) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody America as of March 31, 2008. Rhapsody America’s financial position and operating results have been consolidated into RealNetworks’ financial statements since its formation in August 2007. The minority interest’s proportionate share of income (loss) is included in Minority interest in Rhapsody America in the unaudited condensed consolidated statements of operations and comprehensive income. MTVN’s proportionate share of equity is included in Minority interest in Rhapsody America in the unaudited condensed consolidated balance sheet.
     The Company acquired 99.7% of WiderThan Co., Ltd. (WiderThan) during the quarter ended December 31, 2006. The Company acquired substantially all of the remaining shares of WiderThan during the quarter ended June 30, 2007. The accompanying unaudited condensed consolidated financial statements include 100% of the financial results of WiderThan from the date of acquisition. The minority interest in the earnings of WiderThan for the quarter ended March 31, 2007 was nominal.
     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Accounting for Gains on Sale of Subsidiary Stock. The effects of any changes in the Company’s ownership interest resulting from the issuance of equity capital by consolidated subsidiaries are accounted for as either a gain or loss in the statement of operations pursuant to SAB No. 51, Accounting for the Sales of Stock of a Subsidiary. SAB No. 51 requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations if the appropriate recognition criteria has been met or reflected as an equity transaction. RealNetworks has elected to reflect SAB No. 51 gains or losses in its unaudited condensed statement of operations.
Note 2. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board defined above in Note 1 issued SFAS No. 141R, Business Combinations (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for the Company for periods beginning after December 15, 2008. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 141R will have on the Company’s financial position or results of operations upon adoption.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which will change the accounting and reporting for minority interests and which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The requirements of SFAS 160 are effective for the Company for periods beginning after December 15, 2008. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 160 will have on the Company’s financial position or results of operations upon adoption.
Note 3. Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123R – revised 2004, Share-Based Payment (SFAS 123R). Under the fair value provisions of the statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS 123R. The Company recognizes compensation cost related to stock options granted prior to the adoption of SFAS 123R on an accelerated basis over the applicable vesting period using the methodology described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company recognizes compensation cost related to options granted subsequent to the adoption of SFAS 123R on a straight-line basis over the applicable vesting period.
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
     The fair value of options granted was determined using the Black-Scholes model and the following weighted average assumptions:

	Quarters Ended
	March 31,
	2008	2007
Expected dividend yield	0%	0%
Risk-free interest rate	2.45%	4.7%
Expected life (years)	4.2	4.1
Volatility	45%	42%
     Recognized stock-based compensation expense is as follows (in thousands):

	Quarters Ended
	March 31,
	2008	2007
Cost of service revenue	$234	$159
Research and development	1,913	1,772
Sales and marketing	1,908	2,387
General and administrative	1,434	1,367

Total stock-based compensation expense	$5,489	$5,685

     No stock-based compensation was capitalized as part of the cost of an asset during the quarters ended March 31, 2008 and 2007. As of March 31, 2008, $44.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of 2.8 years.
Note 4. Rhapsody America
Formation
     On August 20, 2007, RealNetworks and MTVN created Rhapsody America to jointly own and operate a business-to-consumer digital audio music service. Under the Rhapsody America venture agreements:
•	RealNetworks contributed its Rhapsody service subscribers, RadioPass subscribers, cash of $16.4 million, contracts, revenue from existing Rhapsody subscribers, marketing materials, player hardware, rhapsody.com and related URLs, certain liabilities, and distribution arrangements in exchange for a 51% equity interest in Rhapsody America. RealNetworks also licensed certain assets to Rhapsody America, including Rhapsody content, Rhapsody technology, the Rhapsody brands and related materials.

•	MTVN contributed its URGE service subscribers, cash, contracts, marketing materials, and revenue from existing URGE subscribers, certain liabilities, plus the note payable described below, in exchange for a 49% equity interest in Rhapsody America. MTVN has also licensed certain assets to Rhapsody America, including URGE content, brands and related materials.

•	In addition to the assets described above, MTVN also contributed a $230 million five-year note payable in consideration for acquiring MTVN’s interest in the venture. Rhapsody America must use the proceeds from the note solely to purchase advertising from MTVN. As MTVN makes payments on the note, Rhapsody America records equity and RealNetworks realizes an immediate appreciation in the carrying value of the Company’s interests in the venture and recognizes a gain if the gain is reasonably assured in accordance with SAB 51. MTVN made payments of $7.2 million during the quarter ended March 31, 2008 and RealNetworks realized and recorded a gain of $3.7 million as a result as all of the SAB 51 gain criteria were met. As of March 31, 2008, $32.2 million in payments were made on the note since the formation of Rhapsody America.

     The assets and liabilities contributed by RealNetworks to Rhapsody America have been recorded at their historical cost basis as RealNetworks maintained a controlling interest in the assets and liabilities. The assets and liabilities contributed by MTVN to Rhapsody America have been recorded at their estimated fair values in the unaudited condensed consolidated balance sheet as of March 31, 2008. MTVN’s contribution included identifiable intangible assets with estimated fair values of $7.6 million. The respective estimated fair values were determined by management as of the date of the acquisition. RealNetworks realized an immediate appreciation in the carrying value of its interests in Rhapsody America and recognized a gain on sale of music interests upon formation of $3.9 million under SAB 51 as all of the gain criteria were met.
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
     As agreed to during the initial formation of Rhapsody America, RealNetworks and MTVN provided additional funding in the quarter ended December 31, 2007, for future operations of $17.4 and $16.7 million, respectively.
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
     The redemption prices of MTVN’s interest in Rhapsody America under both the call and put rights are calculated based on the provisions within the limited liability agreement and are impacted by the total appraised value of Rhapsody America and assume repayment of the $230 million five-year note payable from MTVN. Once the call right becomes exercisable, the redemption price of MTVN’s interest in Rhapsody America under the call right will be equal to the greater of $230 million or the appraised value of MTVN’s interest in Rhapsody America at the redemption date. Once the put right becomes exercisable, the redemption price of MTVN’s interest in Rhapsody America under the put right will be equal to, upon the occurrence of certain events, the appraised value of MTVN’s interest in Rhapsody America at the redemption date or will be based on a formula that is intended to approximate the appraised value at the redemption date. The hypothetical current redemption price of MTVN’s interest in Rhapsody America under the put right at March 31, 2008 is $67.1 million. The current redemption price has been adjusted under the formula in the limited liability agreement for the remaining outstanding amounts due of $197.8 million on the note payable as of March 31, 2008.

Note 5. Fair Value Measurements
     Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement (SFAS 157), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.  In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this Standard will have on its non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.
     The adoption of SFAS 157 with respect to financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the financial results of the Company in the first quarter of 2008.  The Company will continue to evaluate the impact, if any, that the implementation of this standard will have on its financial statements as it relates to its non-financial assets and liabilities.
     SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions
The following table presents information about the Company’s financial assets that have been measured at fair value as of March 31, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

		Fair Value Measurements as of March 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$393,484	$393,484	$—	$—
Short-term investments
Corporate notes and bonds	33,074	33,074	—	—
U.S. government agency securities	27,818	27,818	—	—
Equity investments
Publicly traded investments	7,249	7,249	—	—

	$461,625	$461,625	$—	$—

Investments in marketable securities classified as short-term investments and equity investments of public companies are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The Company carries its equity investments in private companies at cost and are excluded from the provisions of SFAS 157. The Company has consistently applied these valuation techniques in all periods presented.

Note 6.	Cash, Cash Equivalents, Trading Securities, Short-Term Investments, and Restricted Cash Equivalents
     Cash, cash equivalents, trading securities, short-term investments, and restricted cash equivalents as of March 31, 2008 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$85,253	$—	$—	$85,253
Money market mutual funds	393,484	—	—	393,484

Total cash and cash equivalents:	478,737	—	—	478,737

Short-term investments:
Corporate notes and bonds	34,058	41	(1,025)	33,074
U.S. Government agency securities	27,588	230	—	27,818

Total short-term investments:	61,646	271	(1,025)	60,892

Total cash, cash equivalents and short-term investments	$540,383	$271	$(1,025)	$539,629

Restricted cash equivalents	$15,518	$—	$—	$15,518

     Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2007 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$105,615	$—	$—	$105,615
Money market mutual funds	198,148	—	—	198,148
Corporate notes and bonds	172,934	—	—	172,934

Total cash and cash equivalents	476,697	—	—	476,697

Short-term investments:
Corporate notes and bonds	43,552	—	(981)	42,571
U.S. Government agency securities	37,296	65	—	37,361

Total short-term investments	80,848	65	(981)	79,932

Total cash, cash equivalents, and short-term investments	$557,545	$65	$(981)	$556,629

Restricted cash equivalents	$15,509	$—	$—	$15,509

     At March 31, 2008 and December 31, 2007, restricted cash equivalents represent cash equivalents pledged as collateral against two letters of credit for a total of $15.5 million in connection with two lease agreements.
     Realized gains or losses on sales of available-for-sale securities for the quarters ended March 31, 2008 and 2007 were not significant.
     Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.
     The contractual maturities of available-for-sale investments at March 31, 2008 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Within one year	$41,221	$41,479
Between one year and five years	20,425	19,413

Total available-for-sale investments	$61,646	$60,892

Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns
     Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful
	Accounts	Sales
	Receivable	Returns
Balances, December 31, 2007	$1,117	$1,338
Additions charged to expenses/revenue	228	643
Amounts written off	(51)	(762)

Balances, March 31, 2008	$1,294	$1,219

     As of March 31, 2008 and December 31, 2007 one international customer accounted for 14% and 19%, respectively, of trade accounts receivable. The same international customer accounted for 12% of total revenue during the quarter ended March 31, 2007. No one customer accounted for more than 10% of total revenue during the quarter ended March 31, 2008.
Note 8. Equity Investments
     As of March 31, 2008 and December 31, 2007, the carrying value of equity investments in publicly traded companies primarily relates to J-Stream Inc. (J-Stream), a Japanese media services company, of which the Company owns approximately 10.6% of the outstanding shares. These equity investments are accounted for as available-for-sale and the increase over the cost basis, net of income taxes, is reflected as a component of accumulated other comprehensive income.
     Summary of equity investments is as follows (in thousands):

	March 31, 2008		December 31, 2007
		Carrying		Carrying
	Cost	Value	Cost	Value
Publicly traded investments	$933	$7,249	$933	$8,085
Privately held investments	2,740	1,876	2,740	1,891

Total equity investments	$3,673	$9,125	$3,673	$9,976

Note 9. Other Intangible Assets
     Other intangible assets at March 31, 2008 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$77,553	$18,169	$59,384
Developed technology	47,847	20,766	27,081
Patents, trademarks and tradenames	13,728	5,812	7,916
Service contracts and other	6,648	3,125	3,523

Total other intangible assets	$145,776	$47,872	$97,904

     Other intangible assets at December 31, 2007 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$80,435	$15,273	$65,162
Developed technology	48,173	18,539	29,634
Patents, trademarks and tradenames	13,833	5,000	8,833
Service contracts and other	6,815	2,767	4,048

Total other intangible assets	$149,256	$41,579	$107,677

     Amortization expense related to other intangible assets during the quarters ended March 31, 2008 and 2007 was $6.7 million and $5.7 million, respectively.

     As of March 31, 2008, estimated future amortization of other intangible assets is as follows (in thousands):

2008 (remaining nine months)	$19,547
2009	23,622
2010	18,770
2011	13,135
2012	11,981
Thereafter	10,849

Total	$97,904

Note 10. Goodwill
     Changes in goodwill are as follows (in thousands):

Balance, December 31, 2007	$353,153
Decreases for the reduction of liabilities assumed related to the acquisition of Sony NetServices GmbH	(538)
Effects of foreign currency translation	(4,767)

Balance, March 31, 2008	$347,848

Note 11. Accrued and Other Liabilities
     Accrued and other liabilities consist of (in thousands):

	March 31,	December 31,
	2008	2007
Royalties and other fulfillment costs	$36,750	$37,554
Employee compensation, commissions and benefits	21,457	21,639
Income taxes payable	892	1,819
Sales, VAT and other taxes payable	15,168	18,156
Legal fees and contingent legal fees	2,739	3,439
Other	23,794	31,529

Other	$100,800	$114,136

Note 12. Loss on Excess Office Facilities
     The accrued loss of $9.9 million for estimated future losses on excess office facilities located near the Company’s corporate headquarters in Seattle Washington at March 31, 2008, is shown net of expected future sublease income of $7.1 million, which was committed under sublease contracts at the time of the estimate. The Company regularly evaluates the market for office space in the cities where it has operations. If the market for such space declines further in future periods, the Company may have to revise its estimates further, which may result in additional losses on excess office facilities.
     A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2007	$10,700
Less amounts amortized from the accrued loss on excess office facilities	(841)

Accrued loss on excess office facilities, March 31, 2008	9,859
Less current portion	4,171

Accrued loss on excess office facilities, non-current portion	$5,688

Note 13. Repurchase of Common Stock
     No shares were authorized to be repurchased during the quarter ended March 31, 2008. During the quarter ended March 31, 2007, the Company purchased 9.8 million shares at an average cost of $7.99 per share for an aggregate value of $78.5 million.

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

	Quarters Ended
	March 31,
	2008	2007
Weighted average common shares outstanding used to compute basic net income per share	142,491	161,350
Dilutive potential common shares:
Stock options and restricted stock	1,495	5,953
Convertible debt	10,750	10,750

Shares used to compute diluted net income per share	154,736	178,053

     During the quarters ended March 31, 2008 and 2007, 36.8 million and 15.6 million, respectively, shares of common stock potentially issuable from stock options are excluded from the calculation of diluted net income per share because of their antidilutive effect.
Note 15. Commitments and Contingencies
     Borrowing Arrangements. The Company’s subsidiary, WiderThan, has entered into two lines of credit with two Korean domestic banks with an aggregate maximum available limit of $3.3 million at interest rates of approximately 1.6% over the rate earned on the underlying deposits. WiderThan has entered into a separate line of credit with a Korean domestic bank with maximum available limit of $1.1 million bearing interest at 6.0%. During the quarter ended March 31, 2008, the Company did not draw on these lines of credit and there were no balances outstanding as of March 31, 2008 and December 31, 2007.
     The Company’s subsidiary, WiderThan, uses corporate charge cards issued by a Korean domestic bank with an aggregate line of credit of up to $5.0 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets. In general, the term of the arrangement is one year, with automatic renewal in April of each year. The arrangement may be terminated in writing by mutual agreement between the bank and the Company. The Company is not subject to any financial or other restrictive covenants under the terms of this arrangement.
     The Company’s subsidiary, WiderThan, has a letter of credit of up to $5.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April), which bears interest at 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the quarter ended March 31, 2008 the Company did not draw on the letter of credit and there was no balance outstanding as of March 31, 2008 or December 31, 2007.
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
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates are still under appeal and are subject to industry-wide settlement negotiations, in some of which the Company is a participant. Additionally, the CRB is currently holding hearings that will determine mechanical royalty rates associated with the statutory license for digital phonorecord deliveries, including tethered downloads. These rates are also subject to industry-wide settlement negotiations. Finally, the Company is involved in a proceeding in the Southern District of New York that will determine a royalty rate for the public performance of music contained in the ASCAP catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP. The methodology to be used to calculate the royalties is incomplete and contains elements that require negotiation and agreement by the parties in addition to further hearings and decisions by the district court. Accordingly, it is too soon to tell what ultimate effect the district court's preliminary ruling will have on the Company or what additional royalty amounts, if any, might ultimately be payable to ASCAP. Any of these three proceedings may result in higher rates or other terms that are unfavorable to the Company. Due to the uncertainties previously described, the Company is unable to reasonably estimate the amount of possible additional liabilities associated with the resolution of these matters beyond what has been previously recorded.
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
     The Music segment includes the operations of Rhapsody America as well as the aspects of our music business not included as part of Rhapsody America. The revenue and costs from these businesses include: digital media subscription services such as Rhapsody and RadioPass; and sales of digital music and advertising. These products and services are sold and provided primarily through the Internet and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.
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
     Segment income (loss) before income taxes for the quarter ended March 31, 2008 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated
Net revenue	$38,079	$58,207	$51,277	$—	$147,563
Cost of revenue	21,519	12,613	21,261	—	55,393

Gross profit	16,560	45,594	30,016	—	92,170

Operating expenses	32,971	37,632	32,186	923	103,712

Operating income (loss)	(16,411)	7,962	(2,170)	(923)	(11,542)
Total non-operating income, net	12,341	—	—	5,635	17,976

Income (loss) before income taxes	$(4,070)	$7,962	$(2,170)	$4,712	$6,434

     Segment income (loss) before income taxes for the quarter ended March 31, 2007 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated
Net revenue	$34,127	$50,913	$44,432	$—	$129,472
Cost of revenue	18,875	9,128	17,940	—	45,943

Gross profit	15,252	41,785	26,492	—	83,529

Operating expenses	24,949	32,907	30,538	(58,608)	29,786

Operating income (loss)	(9,697)	8,878	(4,046)	58,608	53,743
Total non-operating income, net	—	—	—	9,437	9,437

Income (loss) before income taxes	$(9,697)	$8,878	$(4,046)	$68,045	$63,180

     The Company’s customers consist primarily of end users located in the U.S., Republic of Korea, and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended
	March 31,
	2008	2007
United States	$99,169	$84,554
Europe	24,167	17,710
Republic of Korea	13,320	18,399
Rest of the World	10,907	8,809

Total net revenue	$147,563	$129,472

     Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	March 31,	December 31,
	2008	2007
United States	$186,152	$186,665
Republic of Korea	218,010	235,728
Europe	91,896	87,181
Rest of the World	7,943	7,753

Total long-lived assets	$504,001	$517,327

     Net assets by geographic location are as follows (in thousands):

	March 31,	December 31,
	2008	2007
United States	$580,004	$576,994
Republic of Korea	215,000	228,153
Europe	85,696	79,410
Rest of the World	9,651	10,160

Total net assets	$890,351	$894,717

     Goodwill is assigned to the Company’s segments as follows (in thousands):

	March 31,	December 31,
	2008	2007
Music	$37,029	$37,029
Consumer	132,827	129,621
Technology products and solutions	177,992	186,503

Total goodwill	$347,848	$353,153

Note 17. Related Party Transactions
     Transactions with MTVN. As part of the formation of Rhapsody America, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. Rhapsody America is obligated to purchase $230 million in advertising and related integrated marketing on MTVN network properties over a five-year period. During the quarter ended March 31, 2008, Rhapsody America received $7.2 million in cash as a note payment and has spent $7.3 million in advertising with

MTVN. During the year ended December 31, 2007, Rhapsody America received $25.0 million in cash as a note payment and has spent $24.4 million in advertising with MTVN.
     MTVN provides various support services directly to Rhapsody America for which it bills the venture directly. Included within the support services are items such as facilities, personnel and overhead which are allocated based on various measures depending on the service provided, including employee headcount, or number of users of a service. MTVN charged costs for the support services, revenue and related costs for the quarter ended March 31, 2008 was $0.3 million. This amount is included in the consolidated financial statements within the related party payable of $8.3 million as of March 31, 2008.
     The Company also agreed to grant options to acquire shares of RealNetworks, Inc. common stock to Rhapsody America employees as part of the venture with MTVN and has included the expense associated with these options in its statement of operations and comprehensive income. MTVN’s share of the expense associated with the stock options granted to Rhapsody America employees is calculated based on its ownership percentage and is billed directly by the Company to MTVN under a separate agreement. The Company has charged $0.2 million to MTVN related to stock options since the formation of the venture. This amount was paid in full by MTVN prior to March 31, 2008.
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
Note 18. Subsequent Events
     In May 2008 the Board of Directors of the company authorized a new share repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding common stock. No shares have been repurchased under the May 2008 program.

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
•	future revenues, income taxes, tax benefits, net income per diluted share, acquisition costs and related amortization, and other measures of results of operations;

•	the effects of our acquisitions, including WiderThan, Sony NetServices GmbH and Exomi Oy, and our position as a technology services provider for leading wireless carriers;

•	plans, strategies and expected opportunities for growth, increased profitability and innovation in 2008 and future years;

•	the creation of new strategic partnerships and broadening of existing strategic partnerships and the advantages and growth we will achieve as a result of such partnerships (including in connection with our Games, Music and Technology Products and Solutions businesses);

•	the expected growth and profitability of our Technology Products and Solutions business;

•	the governance, management, accounting and integration of our Rhapsody America venture;

•	the dilutive impact on our shareholders if the call or put rights contained in the limited liability agreement for Rhapsody America are exercised and result in the issuance of additional shares of our common stock;

•	the financial performance and growth of our Games business, including future international growth;

•	RealNetworks’ intention to separate its games business, distribute shares of the newly created games company to its shareholders, the potential sale of up to 20% of the shares of the new games company in an initial public offering and the anticipated tax-free nature of the proposed transactions;

•	the migration of our Media Software and Services businesses from general purpose subscription businesses toward premium services and free-to-consumer services, the popularity of the RealPlayer and our expected introduction of new products and innovations in our Media Software and Services business;

•	our ability to grow our Music business, including opportunities for us to become the platform of choice for the consumer electronics industry, the integration of our Rhapsody DNA into the digital devices of an expanding list of partners and our plans to introduce additional innovations;

•	the effect of future interoperability on our Music business, the significance of growth opportunities in the digital music market and our expectations for short-term progress and long-term success in our Music business;

•	our financial position and the availability of resources;

•	our expectations regarding acquisition activity in 2008 and our focus on the integration of completed acquisitions;

•	our relationships with our employees;

•	future competition; and

•	the degree of seasonality in our revenue.
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

Overview
     We are a leading creator of digital media services and software. Our mission is to deliver world class digital entertainment experiences — music, games or video — wherever and whenever consumers want them. Consumers use our services and software, such as Rhapsody, RealArcade, and RealPlayer to find, play, purchase, and manage free and premium digital content, including music, games, and video. Broadcasters, cable and wireless communication companies, media companies and enterprises, such as AT&T and Verizon in the U.S., Vodafone in Europe, and SK Telecom in Korea, use our digital media applications and services to create, secure and deliver digital media to PCs, mobile phones, portable music players and other consumer electronics devices and to provide entertainment services to their subscribers.
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
     We have recently focused our efforts on growing our consumer businesses through both internal initiatives and strategic acquisitions of businesses and technologies. We have also increased our focus on “free-to-consumer” products and services, such as our Rhapsody.com website, and our introduction of downloadable games containing in-game advertising. These products and services generate advertising revenue and are also designed to increase the exposure of our paid digital music and games products and services to consumers.
     On May 8, 2008 we announced that we intend to separate our casual games business into an independent company and to distribute shares of the newly created games company to our shareholders. RealNetworks may precede the spin with an inital public offering and sale of up to 20% of the shares of the new games company. RealNetworks expects that either a spin-off or an IPO and subsequent spin-off will be tax-free to its shareholders. In addition to final approval by the RealNetworks’ board of directors, completion of the transaction will be subject to a number of factors, including the effectiveness of a registration statement, the receipt of a favorable letter ruling from the Internal Revenue Service, the receipt of an opinion of tax counsel, market conditions, as well as the execution of inter-company agreements and other matters.
     In the quarter ended March 31, 2008, we continued to grow our revenue compared with the quarter ended March 31, 2007, primarily due to our acquisitions of SonyNetServices (SNS) and Exomi Oy in mid 2007, and also due to significant growth in revenue from our Music and Consumer segments. This growth was partially offset by a decline in revenue in our Media Software and Services business from 2007 to 2008, due primarily to a decline in revenue from our SuperPass subscription service.
     Revenue in the quarter ended March 31, 2008 from our Technology Products and Solutions segment grew 15% compared with the same period in 2007. This increase was driven primarily by increases in sales of application services and professional services to wireless carriers, including ringback tones, music-on-demand, inter-carrier messaging, and video-on-demand services offset by a decrease in server software revenue. While revenue increased from the quarter ended March 31, 2007, we experienced a decrease in revenue from the quarter ended December 31, 2007 of 14% due primarily to a shift away from our lower-margin systems integration business, which also tends to be concentrated in the fourth quarter to focus on our application service provider business.
     On October 1, 2007, we acquired all of the outstanding securities of Game Trust, Inc. (Game Trust), a provider of scalable and secure infrastructures for community and commerce applications in online casual games. We believe that combining Game Trust’s assets and technology with our existing business will enhance our casual game offerings in our existing markets.
     On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America to jointly own and operate a business-to-consumer digital audio music service. The Rhapsody America music service is a subscription and advertising-supported service that offers a combination of permanent downloads, conditional downloads and on-demand streaming services. The elements necessary to create, build, operate and grow the Rhapsody America music service were contributed, licensed to, or provided as services to Rhapsody America by each of MTVN and us, through a series of commercial agreements. Rhapsody America will operate primarily in the United States, although the parties are not precluded from expanding the territory in the future by mutual agreement.
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
Critical Accounting Policies and Estimates
     The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:
•	Revenue recognition;

•	Estimating music publishing rights and music royalty accruals;

•	Recoverability of deferred costs;

•	Estimating allowances for doubtful accounts and sales returns;

•	Estimating losses on excess office facilities;

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;

•	Valuation of other intangible assets;

•	Valuation of goodwill;

•	Stock-based compensation;

•	Minority interest;

•	Accounting for gains on sale of subsidiary stock; and

•	Accounting for income taxes.

•	Accounting for taxes collected from customers.
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
     Minority Interests.  The Company records minority interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the minority interest partners in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB No. 51). Redeemable minority interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value are accounted for in accordance with ARB No. 51. As of March 31, 2008 and December 31, 2007, the Company’s minority interests solely related to redeemable minority interests in Rhapsody America. Minority interest expense (benefit) is included in the unaudited condensed consolidated statement of operations and comprehensive income for 2008.
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
     As of March 31, 2008, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 15 of the 2007 Annual Report on Form 10-K. We do not anticipate that the total unrecognized tax benefits will significantly change within the next twelve months.
     We file numerous consolidated and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993. We are currently under United States Internal Revenue Service income tax audit for our wholly-owned subsidiary WiderThan Americas, Inc. for the period ended December 31, 2005.
     Accounting for Taxes Collected From Customers. We collect various types of taxes from our customers, assessed by governmental authorities, that are imposed on and concurrent with revenue-producing transactions. Such taxes are recorded on a net basis and are not included in our net revenue.
Revenue by Segment
     Revenue by segment is as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2008	Change	2007
Music	$38,079	12%	$34,127
Consumer	58,207	14	50,913
Technology Products and Solutions	51,277	15	44,432

Total net revenue	$147,563	14%	$129,472

     Revenue by segment as a percentage of total net revenue is as follows:

	Quarters Ended
	March 31,
	2008	2007
Music	26%	27%
Consumer	39	39
Technology Products and Solutions	35	34

Total net revenue	100%	100%

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
     Music revenue increased 12% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, due primarily to growth in subscription revenue from our subscription-based music products and advertising, which together accounted for 81% of this increase. No other single factor contributed materially to the change during the periods. The increase in subscription revenue was primarily due to the price increase which occurred during the quarter ended June 30, 2007.
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
     Consumer revenue increased 14% during the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, due primarily to increased sales of our Games products. Additional factors contributing to the change in revenue are discussed below in the sections included within Consumer revenue. We believe the growth in Games revenue is due in part to the continued shift in our marketing and promotional efforts to these services as well as product improvements and increasing consumer acceptance and adoption of digital media products and services. In future periods, we expect revenue to increase as a result of the acquisition of substantially all the assets of Trymedia which we completed on April 1, 2008. We cannot predict with accuracy how our Consumer product offerings will perform in the future, at what rate digital media products and services will grow, if at all, or the nature or potential impact of anticipated competition.
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
     Technology Products and Solutions revenue increased 15% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, due primarily to an increase in sales of application services and professional services to wireless carriers, including ringback tones, music-on-demand, inter-carrier messaging, and video-on-demand services offset by a decrease in server software revenue. These changes accounted for 95% of the overall increase.
Consumer Revenue
     A further analysis of our Consumer revenue is as follows (dollars in thousands):

	Quarters Ended March 31,
	2008	Change	2007
Games	31,798	33%	23,902
Media Software and Services	26,409	(2)	27,011

Total consumer products and services revenue	$58,207	14%	$50,913

     Games. Games revenue primarily includes revenue from: the sale of individual games through our RealArcade service and our Games related websites including GameHouse, Mr. Goodliving, Zylom and Atrativa; our GamePass and FunPass subscription service; and advertising through RealArcade and our Games related websites.
     Games revenue increased 33% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, due primarily to increased advertising, syndication and subscription revenue generated through our RealArcade service and our websites, including Zylom and GameHouse. Advertising, syndication and subscription revenue together accounted for 75% of this revenue increase. No other single factor contributed materially to the change during the periods.

     Media Software and Services. Media Software and Services revenue primarily includes revenue from: our SuperPass and stand-alone premium video subscription services; RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to our Music and Games businesses.
     Media Software and Services revenue decreased 2% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 due primarily to a decline in subscription revenue offset by an increase in advertising and PlayerPlus revenue which accounted for 91% of the revenue decrease. No other single factor contributed materially to the change during the period. The decreases were due primarily to a shift in our marketing and promotional efforts towards our Music and Games businesses, which we believe represent a greater growth opportunity.
Geographic Revenue
     Revenue by geographic region is as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2008	Change	2007
United States	$99,169	17%	$84,554
Europe	24,167	36	17,710
Republic of Korea	13,320	(28)	18,399
Rest of the world	10,907	24	8,809

Total net revenue	$147,563	14%	$129,472

     Revenue in the U.S. increased 17% for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, due primarily to our acquisition of WiderThan and the growth of our Music and Games businesses. See Revenue by Segment above for further discussion of these changes. Revenue in Europe increased 36% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, due primarily to the continued growth of our Games business and the acquisitions of SNS and Zylom. Revenue decreased in the Republic of Korea 28% due primarily to a shift away from our lower-margin systems integration business to focus on our application service provider business.
License and Service Revenue
     License fees and Service revenue in accordance with SEC regulations, is as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2008	Change	2007
License fees	$25,755	18%	$21,837
Service revenue	121,808	13	107,635

Total net revenue	$147,563	14%	$129,472

     License fees and Service revenue as a percentage of total revenue is as follows:

	Quarters Ended
	March 31,
	2008	2007
License fees	17%	17%
Service revenue	83	83

Total net revenue	100%	100%

     License Fees. License fees primarily include revenue from: sales of content such as game licenses and digital music tracks; sales of our media delivery system software; sales of premium versions of our RealPlayer Plus and related products; sales of messaging gateways to mobile carriers; and sales of third-party products. License fees include revenue from all of our reporting segments. License revenue increased 18% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. An increase in Games and Media Software and Services license revenue accounted for 88% of this revenue increase; no other single factor contributed materially to the change during the periods.

     Service Revenue. Service revenue primarily includes revenue from: digital media subscription services such as SuperPass, Rhapsody, RadioPass, GamePass, FunPass and stand-alone subscriptions; sales of application services sold to wireless carriers to deliver ringback tones, music-on-demand, video-on-demand, messaging, and information services to wireless carriers’ customers; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting and consulting services that we offer to our customers; distribution of third-party software; and advertising. Service revenue includes revenue from all of our reporting segments. Service revenue increased 13% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. Sales of application services to wireless carriers, including ringback tones, music-on-demand, inter-carrier messaging, and video-on-demand services, primarily obtained from our acquisition of WiderThan, together with an increase in Games service revenue accounted for 90% of the increase in service revenue; no other single factor contributed materially to the change during the periods.
Deferred Revenue
     Deferred revenue is comprised of unrecognized revenue and prepayments related to application services, unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Total deferred revenue at March 31, 2008 of $42.2 million remained unchanged from December 31, 2007.
Cost of Revenue by Segment
     Cost of revenue by segment is as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2008	Change	2007
Music	$21,519	14%	$18,875
Consumer	12,613	38	9,128
Technology products and solutions	21,261	19	17,940

Total cost of revenue	$55,393	21%	$45,943

     Cost of revenue as a percentage of segment revenue is as follows:

	Quarters Ended
	March 31,
	2008	2007
Music	57%	55%
Consumer	22	18
Technology products and solutions	41	40

Total cost of revenue	38%	35%

     Cost of Music. Cost of Music revenue consists primarily of cost of content and delivery of the content included in our music subscription service offerings; royalties paid on sales and streams of music; hardware devices and accessories; and fees paid to third-party vendors for order fulfillment and support services. Cost of Music revenue for the quarter ended March 31, 2008 increased 14% compared to the quarter ended March 31, 2007 primarily due to content and royalties costs related to our music subscription service. Increases in these costs accounted for 91% of the increase for the quarter ended March 31, 2008. No other single factor contributed materially to the change during the periods.
     Cost of Consumer. Cost of Consumer revenue consists primarily of cost of content and delivery of the content included in our digital media subscription service offerings; royalties paid on sales of games and other third-party products; amounts paid for licensed technology; costs of product media, duplication, manuals and packaging materials; and fees paid to third-party vendors for order fulfillment and support services. Cost of Consumer revenue for the quarter ended March 31, 2008 increased 38% compared to the quarter ended March 31, 2007 primarily due to growth in subscription revenue from our games subscription services, and increased costs of content of our digital media subscription service. Costs related to the content and delivery of our games subscriptions services accounted for 50% of the increase and costs related to the content and delivery of our digital media subscription service accounted for 13% of the increase in cost of consumer during the quarter ended March 31, 2008; no other single factor contributed materially to the change during the periods. The increase of costs of content were primarily responsible for the increase of costs as a percentage of revenue. In future periods, we expect the cost of Consumer revenue to increase as a result of the acquisition of substantially all the assets of Trymedia which we completed on April 1, 2008.
     Cost of Technology Products and Solutions. Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to service carriers and third-party vendors for order fulfillment, cost of personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of technology products and solutions increased 19% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 due primarily to the acquisition of SNS (acquired in May 2007), Costs related to SNS accounted for 67% of the increase; no other single factor contributed materially to the change during the periods.
Cost of License Fees and Service Revenue
     Cost of revenue is as follows (dollars in thousands):

	Quarters Ended
		March 31,
	2008	Change	2007
License fees	$9,388	13%	$8,292
Service revenue	46,005	22	37,651

Total cost of revenue	$55,393	21%	$45,943

     Cost of revenue as a percentage of related revenue is as follows:

	Quarters Ended
	March 31,
	2008	2007
License fees	36%	38%
Service revenue	38	35
Total cost of revenue	38%	35%
     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, amortization of acquired technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees increased 13% for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 due primarily to increases in online sales of games. Increases in these costs accounted for substantially all of the increase for the quarter ended March 31, 2008; no other single factor contributed materially to the change.
     Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings, cost of in-house and contract personnel providing support, amortization of acquired technology, and consulting services, royalties, and expenses incurred in providing our streaming media hosting services. Content costs are expensed over the period the content is available to our subscription services customers. Cost of service revenue increased 22% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, due primarily to the acquisition of SNS (acquired in May 2007), and growth in subscription revenue from both our music subscription and game subscription services. Costs related to SNS accounted for 25% of the increase; costs related to the content and the delivery of streaming music accounted for 34% of the increase and costs related to the content and delivery of our games subscription service accounted for 20% of the total increase in cost of service revenue during the quarter ended March 31, 2008; no other single factor contributed materially to the change during the periods.
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

	Quarters Ended
	March 31,
	2008	Change	2007
Research and development	$25,006	7%	$23,479

As a percentage of total net revenue	17%		18%

     Research and development expenses, including non-cash stock-based compensation, increased 7% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. This increase was due primarily to an overall increase in personnel and related costs, including costs related to SNS (acquired in May 2007) and consulting services which accounted for substantially all of the total increase in research and development costs. No other single factor contributed materially to the increase during the period. The decrease in research and development expenses as a percentage of total net revenue is due primarily to a higher growth in total net revenue.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing costs and changes are as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2008	Change	2007
Sales and marketing	$53,596	8%	$49,700

As a percentage of total net revenue	36%		38%
     Sales and marketing expenses, including non-cash stock-based compensation, increased 8% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. Increases in consulting services and advertising accounted for approximately 72% of the total increase in sales and marketing expenses. An additional 25% of the increase in sales and marketing expenses was due to an increase in amortization of other intangible assets capitalized in our acquisitions. No other single factor contributed materially to the increase during the period. The decrease in sales and marketing expenses as a percentage of total net revenue is due to a higher growth in total net revenue.
General and Administrative
     General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and changes are as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2008	Change	2007
General and administrative	$17,084	(2)%	$17,354

As a percentage of total net revenue	12%		13%
     General and administrative expenses, including non-cash stock-based compensation, decreased 2% during the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. Increases in personnel and related costs and consulting and legal fees offset by decreases in our charitable donations and accounting fees accounted for substantially all of the decrease in general and administrative expenses during the period. The decrease in general and administrative expenses as a percentage of total net revenue is due to a higher growth in total net revenue.
Advertising with Related Party
     Rhapsody America is obligated to purchase $230 million in advertising and related integrated marketing on MTVN cable channels over the term of the agreement. During the quarter ended March 31, 2008, Rhapsody America spent $7.3 million in advertising with MTVN. No such amounts were spent during the quarter ended March 31, 2007.
Antitrust Litigation Benefit, Net
     On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. Antitrust litigation benefit, net consist of settlement income, legal fees, personnel costs, communications, equipment, technology and other professional services costs incurred directly attributable to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union. No antitrust litigation benefit, net was recorded during the quarter ended March 31, 2008. Antitrust litigation benefit, net of $60.7 million was recorded during the quarter ended March 31, 2007 when we received the final payment under the settlement.

Other Income, Net
     Other income, net consists primarily of: interest income on our cash, cash equivalents, trading securities, and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt and equity in net loss of investments. Other income, net and quarter-over-quarter changes are as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2008	Change	2007
Interest income, net	$4,958	(46)%	$9,102
Equity in net loss of investments	(91)	31	(132)
Minority interest in Rhapsody America	8,615	n/a	—
Gain on sale of interest in Rhapsody America	3,726	n/a	—
Other income, net	768	64	467

Other income, net	$17,976	90%	$9,437

     Other income, net increased during the quarter ended March 31, 2008 due primarily to minority interest in Rhapsody America and the gains recognized on the sale of interest in Rhapsody America. These were offset in part by a decrease in interest income due to a decrease in our average investment balance.
Income Taxes
     During the quarters ended March 31, 2008 and 2007, we recognized income tax expense of $4.0 million and $23.2 million, respectively, related to U.S. and foreign income taxes. The decrease in income tax expense is a result of the change in income before income tax primarily due to the fact that the final settlement payment from Microsoft was made in the prior year. The increase in tax expense as a percentage of pre-tax income during the quarter ended March 31, 2008 was the result of our lower net income combined with losses not benefited in certain foreign jurisdictions.
     As of March 31, 2008, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 15 of the 2007 Annual Report on Form 10-K.We do not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     We file numerous consolidated and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993. We are currently under United States Internal Revenue Service income tax audit for our wholly-owned subsidiary WiderThan Americas, Inc. for the period ended December 31, 2005.
New Accounting Pronouncements
     Effective January 1, 2008, we implemented SFAS No. 157, Fair Value Measurement (SFAS 157), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.
     The adoption of SFAS 157 with respect to financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results in the first quarter of 2008. We will continue to evaluate the impact, if any, that the implementation of this standard will have on our financial statements as it relates to our non-financial assets and liabilities.

     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for the Company for periods beginning after December 15, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 141R will have on our financial position or results of operations upon adoption.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which will change the accounting and reporting for minority interests and which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The requirements of SFAS 160 are effective for the Company for periods beginning after December 15, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 160 will have on our financial position or results of operations upon adoption.
Liquidity and Capital Resources
     The following summarizes working capital, cash, cash equivalents, trading securities, short-term investments, and restricted cash (in thousands):

	March 31,	December 31,
	2008	2007
Working capital	$349,450	$351,066

Cash, cash equivalents, and short-term investments	539,629	556,629

Restricted cash	15,518	15,509
     Cash, cash equivalents, and short-term investments decreased primarily for the use of cash in operations as well as the purchases of equipment, software and leasehold improvements.
     The following summarizes cash flows (in thousands):

	March 31,	March 31,
	2008	2007
Cash (used in) provided by operating activities	$(11,289)	$62,089

Cash provided by (used) in investing activities	6,167	(2,385)

Cash provided by (used in) financing activities	8,528	(74,411)
     Net use of cash in operating activities in 2008 was primarily for the decrease in accounts payable, other taxes payable and related party payables of $20.7 million, offset by net income, and decreases in accounts receivable and prepaid and other current assets of $16.1 million. Operating activities generated cash in 2007 primarily from net income, including antitrust litigation benefit, net of $60.7 million, and a decrease in accounts receivable of $9.0 million.
     In 2008, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $7.2 million and the $6.0 million payment of anniversary and performance costs relating to the Zylom purchase which were previously accrued. Sales and maturities net of purchases of short-term investments provided cash of $19.0 million during 2008. In 2007, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $3.8 million as well as intangible and other assets of $2.0 million. Sales and maturities net of purchases of short-term investments provided cash of $1.7 million during the quarter ended March 31, 2007.
     Financing activities provided cash from the proceeds from the sales of interest in Rhapsody America of $7.4 million in 2008 and sales of common stock under employee stock purchase plan and exercise of stock options of $1.1 million in 2008 and $3.8 million in 2007. The cash provided was offset with the repurchase of our common stock of $78.5 million during the quarter ended March 31, 2007
     No amounts remained authorized for repurchase under our repurchase programs as of December 31, 2007 and as a result no shares were repurchased during the quarter ended March 31, 2008. During the quarter ended March 31, 2007, we purchased 9.8 million shares at an average cost of $7.99 per share for an aggregate value of $78.5 million.
     In May 2008 our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $50.0 million of our outstanding common stock. No shares have been repurchased under the May 2008 program.

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
     We conduct our operations in ten primary functional currencies: the U.S. dollar, the Korean won, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, and the Singapore dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Korea, Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in won, yen, euros, pounds, and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results during the quarters ended March 31, 2008 and 2007.
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
     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended March 31, 2008. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at March 31, 2008, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $0.9 million.
     Investment Risk. As of March 31, 2008, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarters ended March 31, 2008 and 2007, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.
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
     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results during the three months ended March 31, 2008 and 2007.
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
     (b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates are still under appeal and are subject to industry-wide settlement negotiations, in some of which we are a participant. The CRB is currently holding hearings that will determine mechanical royalty rates associated with the statutory license for digital phonorecord deliveries, including tethered downloads. These rates are also subject to industry-wide settlement negotiations. Finally, we are involved in a proceeding in the Southern District of New York that will determine a royalty rate for the public performance of music contained in the ASCAP catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP. The methodology to be used to calculate the royalties is incomplete and contains elements that require negotiation and agreement by the parties in addition to further hearings and decisions by the district court. Accordingly, it is too soon to tell what ultimate effect district court’s preliminary ruling will have on us or what additional royalty amounts, if any, might ultimately be payable to ASCAP. Any of these three proceedings may result in higher rates or other terms that are unfavorable to us.
     From time to time the Company is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described in Note 15 to the financial statements included in this report, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third-party claims and certain pending claims are moving closer to trial. The Company expects that its potential costs of defending these claims may increase as the disputes move into the trial phase of the proceedings. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.
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
Risks Related to Our Recently Announced Separation of Our Games Business
On May 8, 2008 we announced our intention to separate our global games business into an independent company and to distribute shares of the newly created games company to our shareholders. We also indicated that we may precede the spin-off with an initial public offering and sale of up to 20% of the shares of the games company. If such transactions are not completed, our stock price and business may be adversely affected.
     On May 8, 2008, we announced our intention to separate our global games business into an independent company and distribute shares of the newly created games company to our shareholders. We also indicated that we may precede the spin-off with an initial public offering and sale of up to 20% of the shares of the new games company. We may not complete such transactions, each of which are subject to a number of factors including, among others, market conditions, the final approval of our board of directors, the effectiveness of a registration statement, the receipt of a favorable letter ruling from the Internal Revenue Service and the execution of inter-company agreements.
     If the transactions are delayed or not completed, our stock price could decline, we will have incurred significant expenses which we will be unable to recover and we will not be able to recover the significant diversion of management and employee attention that we will have incurred in preparing for the transactions. In addition, our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy.
Our games business represents a significant portion of our business and a spin-off or initial public offering of the games business may cause our operating results to suffer and may cause our revenues, income and stock price to decline.
     The games business represents a significant portion of our business that is currently reported as a component of our Consumer segment in our consolidated financial statements. For the fiscal years ended 2007, 2006 and 2005, the games business represented approximately 19%, 22% and 17% of our revenues, respectively. Following a spin-off, the games business will no longer be a division of RealNetworks and its financial results, including its revenues and income, will no longer be included in RealNetworks’ consolidated financial statements. Accordingly, the historical consolidated financial information for RealNetworks will not necessarily be comparable with RealNetwork’s financial position, results of operations and cash flows after the games business ceases to be a division. We are unable to predict what the market price of our common stock will be after the spin-off or the potential initial public offering and the market price of our common stock could be volatile for several months after either transaction. Moreover, even if such transactions are consummated, we cannot assure you that we will be able to successfully achieve the intended benefits of either transaction or that they will result in any increase in value for our shareholders.
     In connection with the proposed spin-off and potential initial public offering, RealNetworks intends to prepare separate, audited historical annual financial statements and unaudited historical quarterly financial statements for its games business on a stand-alone basis. The operating results and financial data reflected in the stand-alone financial statements of RealNetworks games business could differ from the operating results and financial data reported by RealNetworks on a consolidated basis due to adjustments made during the preparation and/or audit of the stand-alone financial statements.
The separation and possible initial public offering of the games business is a substantial undertaking that may disrupt RealNetworks’ ongoing business and may increase expenses, which may affect RealNetworks’ results of operations or financial condition.
     The planning and implementation of the separation of the games business from RealNetworks and the possible initial public offering and spin-off of the games company will require substantial dedication of management resources, and we expect to incur significant expenses related to the transactions. We have not yet made any adjustments to our historical financial information to reflect the significant changes that may occur in our cost structure, funding and operations as a result of these transactions. In addition, the efforts required to implement these transactions may disrupt our ongoing business activities, may result in employee distraction and may harm our business and our ability to attract, retain and motivate key employees. Additionally, perceived uncertainties as to our future direction may result in increased difficulties in recruiting and retaining employees and may also have a negative impact on our relationships with our customers, suppliers, vendors and partners and may result in the loss of business opportunities. If any of the foregoing occurs, our results of operations or financial condition would suffer.

Risks Related to Our Music and Consumer Businesses
Our music and consumer businesses face substantial competitive challenges that may prevent us from being successful in, and negatively impact future growth in, those businesses.
     Many of our current and potential competitors in our music and consumer businesses have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. Our competitors across the breadth of our product lines in these businesses include a number of large and powerful companies, such as Microsoft and Apple. To effectively compete in the markets for our music and consumer businesses, we may experience the following consequences, any of which would adversely affect our operating results and the trading price of our stock:
•	reduced prices or margins,

•	loss of current and potential customers, market share and market power,

•	changes to our products, services, technologies, licenses or business practices or strategies,

•	lengthened sales cycles,

•	pressure to prematurely release products or product enhancements, or

•	degradation in our stature and reputation in the market.
     In addition, we face the following risks relating to our music, media software and solutions and games businesses:
     Music.  Our online music services now offered through our Rhapsody America joint venture with MTVN face significant competition from traditional offline music distribution competitors and from other online digital music services, as well as online theft or “piracy.” Some of these competing online services have spent substantial amounts on marketing and have received significant media attention, including Apple’s iTunes music download service, which it markets closely with its extremely popular iPod line of portable digital audio players and its iPhone. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and also markets a portable music player and related download software and music service called Zune. We also expect increasing competition from online retailers such as Amazon.com as well as other providers of free, ad-supported music services. Our online music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access a wide variety of free, unlicensed content. Enforcement efforts have not effectively shut down these services and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours. Rhapsody America may not be able to compete effectively in this highly competitive and rapidly evolving market, which may negatively impact the future growth of our Music business.
     Media Software and Services.  Our media software and services (primarily our SuperPass subscription service) face competition from existing competitive alternatives and other free emerging services and technologies, such as user generated content services like YouTube and alternative streaming media playback technologies including Microsoft Windows Media Player and Adobe Flash. Content owners are increasingly marketing their content on their own websites rather than licensing to other distributors such as us. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, Microsoft, Apple, Adobe, Yahoo! and broadband ISPs. We expect this competition to continue to be intense as the market and business models for Internet video content mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets to promote their offerings successfully. If we are unable to compete successfully, the future growth of our Media Software and Services business will be negatively impacted. In addition, our overall ability to sell subscription services depends in part on the use of RealNetworks’ formats on the Internet, and declines in the use of our formats may negatively affect our subscription revenue and increase costs of obtaining new subscribers.
     Games.  Our RealArcade, GameHouse, and Zylom branded services compete with other online aggregators and distributors of online and downloadable casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do, and other smaller and more nimble companies. We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our revenue. Our GameHouse, Zylom, and Mr. Goodliving content development studios compete with other developers and publishers of online and downloadable PC and mobile games. Our development studios compete primarily with other developers of online, downloadable and mobile casual PC games and must continue to develop popular and high-quality game titles to maintain our competitive position and help maintain the growth of our Games business.
The success of our subscription services businesses depends upon our ability to increase subscription revenue and to license compelling content on commercially reasonable terms.
     Our operating results could be adversely impacted by the loss of subscription revenue, including the revenue generated from the online music services offered by our Rhapsody America joint venture. Internet subscription businesses are a relatively new media delivery model, and we cannot predict with accuracy our long-term ability to maintain or increase subscription revenue. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared to competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. In recent periods, we have seen an increase in the number of gross customer cancellations of our subscription services due in part to an increasingly large subscriber base. In addition, we must continue to obtain compelling digital media content for our video, music, and games services in order to maintain and increase usage and overall customer satisfaction for these products. Our online music service offerings available through our Rhapsody America venture depend on music licenses from the major music labels and publishers, and the failure to renew these licenses under terms that are commercially reasonable and acceptable to us would harm Rhapsody America’s ability to generate revenues from its subscription services.
     As our subscription business evolves, we have increased our focus on “free-to-consumer” products and services. In addition, certain subscription-based products and services with mobile carriers and broadband service providers are sold on a flat-fee or revenue-share basis. It is not clear what the long-term impact of this evolution will be on our subscription revenue.
Music publishing royalty rates for music subscription services offered through RealNetworks and Rhapsody America are not yet fully established; a determination of high royalty rates could negatively impact our operating results.
     Publishing royalty rates associated with music subscription services in the U.S. and abroad are not fully established. Public performance licenses are negotiated individually, and we have not yet agreed to rates with all of the performing rights societies for all of our music subscription service activities, including those now conducted by Rhapsody America. We or Rhapsody America may be required to pay a rate that is higher than we expect, as the issue was submitted to a “Rate Court” by the American Society of Composers, Authors and Publishers (ASCAP) for judicial determination. We have license agreements to reproduce musical compositions with the Harry Fox Agency, an agency that represents music publishers, and with many independent music publishers as required in the creation and delivery of on-demand streams and tethered downloads, but these license agreements generally do not include final royalty rates. The license agreements anticipate industry-wide agreement on rates, or, if no industry-wide agreement can be reached, determination by a copyright royalty board (CRB), an administrative judicial proceeding supervised by the U.S. Copyright Office. If the rates agreed to or determined by a CRB or by Congress are higher than we expect, the increased expense could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined and may be higher than our current estimates.
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
     We cannot predict whether consumers will continue to download and use our digital media products consistent with past usage, especially in light of the fact that Microsoft bundles its competing Windows Media Player with its Windows operating system and the popularity of the Adobe Flash format. Our inability to maintain continued high volume distribution of our digital media products could hold back the growth and development of related revenue streams from these market segments, including the distribution of third-party products and sales of our subscription services, and therefore could harm our business and our prospects.

We face risks with respect to certain matters in the governance and management of our Rhapsody America joint venture and the integration and operation of assets that have been combined to form Rhapsody America.
     We and MTVN have formed Rhapsody America LLC, a Delaware limited liability company. We own, through a wholly owned subsidiary, 51% of the limited liability company membership interests of Rhapsody America and MTVN owns, through a wholly owned subsidiary, the remaining 49%. We are entitled to appoint the general manager to manage the day-to-day operations of Rhapsody America. Rhapsody America is governed by a limited liability company agreement which, among other things, requires unanimous approval of the members for certain key operational activities, such as adopting a budget and authorizing certain capital expenditures, and for significant company events, such as mergers, asset sales, distributions, affiliate transactions and issuance, sale and repurchase of membership interests of Rhapsody America. If we are not able to agree with MTVN on any of those items, if the members are unable to agree on any other significant operational or financial matter requiring approval of the members, or if there is any event that adversely impacts our relationship with MTVN, the business, results of operations and financial condition of Rhapsody America may be adversely affected and, consequently, our business may suffer. In addition, MTVN may have or develop economic or other business interests or goals that are inconsistent with our or Rhapsody America’s business interests or goals.
     Neither we nor the current management of Rhapsody America have extensive experience in managing and operating complex joint ventures of this nature, and the integration and operational activities may strain our internal resources, distract us from managing our day-to-day operations, and impact our ability to retain key employees in Rhapsody America. The nature of our and MTVN’s contributions of services and assets to Rhapsody America required detailed cost allocation agreements that are complex to implement and manage and may result in significant costs that could adversely affect our operating results. The allocation of these support service costs is based on various measures depending on the service provided, and require significant internal resources. Many of the allocation methodologies are complicated, which may result in inaccuracies in the total charges to be billed to Rhapsody America. In addition, the variable nature of these costs to be allocated to Rhapsody America may result in fluctuations in the period-over-period results of our Music business.
We and MTVN have certain contractual rights relating to the purchase and sale of MTVN’s membership interest in Rhapsody America that may be settled in part through the issuance of additional shares of our capital stock, which would dilute our other shareholders’ voting and economic interests in us, and may require us to pay MTVN a price that exceeds the appraised value of its proportionate interest in Rhapsody America.
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
Risks Related to Our Technology Products and Solutions Business
A majority of the revenue that we generate in South Korea is dependent upon our relationship with SK Telecom, the largest wireless carrier in Korea; any deterioration of this relationship could materially harm our business.
     We generate a material portion of our revenue from operations in the Republic of Korea (South Korea), primarily from our mobile entertainment services offered to consumers in South Korea through SK Telecom, the largest wireless carrier in South Korea. In the near term, we expect that we will continue to generate a significant portion of our total revenue from South Korea, particularly through SK Telecom. If SK Telecom fails to market or distribute our applications or terminates its business contracts with us, or if our relationship with SK Telecom deteriorates in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives. Furthermore, our relationship with SK Telecom may be affected by the general state of the economy of South Korea and tensions between North Korea and South Korea, which have fluctuated and may increase or change abruptly as a result of current and future events. Failure to maintain our relationship with SK Telecom could have a material negative impact on our revenue and operating results. Also, if we are unable to continue our service development in conjunction with SK Telecom, our ability to develop, test, and introduce new services could be materially harmed.

Contracts with our carrier customers subject us to significant risks that could negatively impact our revenue or otherwise harm our operating results.
     We derive a material portion of our revenue from carrier application services. Many of our carrier application services contracts provide for revenue sharing arrangements, but we have little control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Because most of our carrier customer contracts are nonexclusive, it is possible that our wireless carriers could purchase similar application services from third parties, and cease to use our services in the future. As a result, our revenue derived under these agreements could be substantially reduced depending on the pricing and usage decisions of our carrier customers.
     In addition, none of our carrier application services contracts obligates our carrier customers to market or distribute any of our applications. Despite the lack of marketing commitments, revenue related to our application services is, to a large extent, dependent upon the marketing and promotion activities of our carrier customers. In addition, many of our carrier contracts are short term and allow for early termination by the carrier with or without cause. These contracts are therefore subject to renegotiation of pricing or other key terms that could be adverse to our interests, and leave us vulnerable to non-renewal by the carriers. The loss of carrier customers, a reduction in marketing or promotion of our applications, or the termination, non-renewal or renegotiation of contract terms that are less favorable to us would likely result in the loss of future revenues from our carrier application services.
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
     The market for mobile entertainment services, including ringback tone and music-on-demand solutions, is highly competitive. Current and potential future competitors include major media companies, Internet portal companies, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. In connection with music-on-demand in particular, we may in the future compete with current providers of music-on-demand services for online or other non-mobile platforms, some of which have greater financial resources than we do. In addition, the major music labels may demand more aggressive revenue sharing arrangements or impose an alternative business model less favorable to us. In addition, while most of our carrier customers do not offer internally developed application services that compete with ours, if our carrier customers begin developing these application services internally, we could be forced to lower our prices or increase the amount of service we provide in order to maintain our business with those carrier customers. Increased competition has in the past resulted in pricing pressure, forcing us to lower the selling price of our services. If we are not as successful as our competitors in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business.
Our traditional system software licensing business has been negatively impacted by competitive factors, and we may not experience improved sales of our system software products.
     We believe that our traditional system software sales have been negatively impacted primarily by the competitive effects of Microsoft, which markets and often bundles its competing technology with its market leading operating systems and server software. Although the settlement agreement we entered into with Microsoft relating to our claims regarding Microsoft’s anticompetitive practices contained a substantial cash payment to us and a series of technology agreements, Microsoft will continue to be an aggressive competitor with our traditional systems software business. We cannot be sure whether the portions of the settlement agreement designed to limit Microsoft’s ability to leverage its market power will be effective, and we cannot predict when, or if, we will experience increased demand for our system software products in a way that improves our operating results or shareholder return on an investment in our stock.
Risks Related to Our Business in General
Our operating results are difficult to predict and may fluctuate, which may contribute to volatility in our stock price.
     The trading price for our common stock has been volatile, ranging from $5.13 to $8.76 per share during the 52-week period ended March 31, 2008. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:
•	our inability to realize SAB No. 51 gains in future periods

•	impairments of goodwill and other long-lived assets,

•	integrating and operating newly acquired businesses and assets,

•	the seasonality of our business, which has experienced increased revenues in the fourth quarter of our fiscal year, and

•	the general difficulty in forecasting our operating results and metrics, which could result in actual results that differ significantly from expected results.
     Certain of our expense decisions (for example, research and development and sales and marketing efforts) are based on predictions regarding business and the markets in which we compete. Fluctuations in our operating results, particularly when experienced beyond what we expected, could cause the trading price of our stock to continue to fluctuate.
New products and services may not achieve market acceptance or may be subject to legal challenge that could negatively affect our operating results.
     The process of developing new, and enhancing existing, products and services is complex, costly and uncertain. Our business depends on providing products and services that are attractive to subscribers and consumers, which, in part, is subject to unpredictable and volatile factors beyond our control, including end-user preferences and competing products and services. For example, we launched a new version of our media delivery software, RealPlayer 11, that consumers can use to record and download videos from websites on the Internet with a single click on a “Download this Video” button that appears in the consumer’s web browser when a video is playing. We cannot predict the rate of adoption or level of usage of RealPlayer 11 or whether it will lead to increased sales of any of our consumer products or services. Any failure by us to timely respond to or accurately anticipate consumers’ changing needs and emerging technological trends could significantly harm our current market share or result in the loss of market opportunities. In addition, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect consumer demand for our products and services. Furthermore, new products and services may be subject to legal challenge. For example, although we believe RealPlayer 11 is legal, there are risks associated with the distribution of RealPlayer 11, including the risk that content owners may claim that the recording and downloading of their content with RealPlayer 11 infringes their intellectual property rights even though RealPlayer 11 automatically recognizes and will not download content protected by digital rights management. Responding to these potential claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop distributing or selling, or to redesign our products or services, or to pay damages.
We depend upon our executive officers and key personnel, but may be unable to attract and retain them, which could significantly harm our business and results of operations.
     Our success depends on the continued employment of certain executive officers and key employees, including Robert Glaser, our founder, Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Glaser or other key executive officers or employees could harm our business.
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
     As part of our business strategy, we have acquired technologies and businesses in the past and expect that we will continue to do so in the future. Since late 2006 through the first quarter of 2008, we completed the acquisition of substantially all of WiderThan Co., Ltd. and the acquisitions of Sony NetServices GmbH (SNS), Exomi Oy (Exomi), and Game Trust, Inc. The failure to adequately manage the costs and address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business and prevent us from realizing the benefits of the acquisitions.
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
We need to develop relationships and technical standards with manufacturers of non-PC media and communication devices and interoperability of our services with these devices to grow our business.
     Access to the Internet through devices other than a PC, such as personal digital assistants, cellular phones, television set-top devices, game consoles, Internet appliances and portable music and games devices has increased dramatically and is expected to continue to increase. If a substantial number of alternative device manufacturers do not license and incorporate our technology and services into their devices, we may fail to capitalize on the opportunity to deliver digital media to non-PC devices which could harm our business prospects. In addition, in order for our services, in particular, the digital music services offered through Rhapsody America, to continue to grow, we must design services that interoperate effectively with a variety of hardware devices. To achieve this interoperability, we and Rhapsody America depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our objectives. To date, Apple has not agreed to design its popular iPod line of portable digital audio players or its new iPhone to function with our music services. If we do not successfully make our products and technologies compatible with emerging standards and the most popular devices used to access digital media or successfully design our service to interoperate with the music playback devices that our customers own, we may miss market opportunities and our business and results will suffer.
We may be unable to adequately protect our proprietary rights or leverage our patent portfolio, and may face risks associated with third-party claims relating to our intellectual property.
     Our ability to compete partly depends on the superiority, uniqueness and value of our patent portfolio and other technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. However, our efforts to protect our intellectual property rights may not assure our ownership rights in our intellectual property, protect or enhance the competitive position of our products and services or effectively prevent misappropriation of our technology. In addition, we do not know whether our patents will ultimately be deemed enforceable, valid, or infringed. As disputes regarding the validity and scope of patents or the ownership of technologies and rights associated with streaming media, digital distribution, and online businesses are common and likely to arise in the future, we may be forced to litigate to enforce or defend our patents and other intellectual property rights or to determine the validity and scope of other parties’ proprietary rights, enter into royalty or licensing agreements on unfavorable terms or redesign our product features and services. Any such dispute would likely be costly and distract our management, and the outcome of any such dispute could fail to improve our business prospects or otherwise harm our business.

     From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. Currently we are investigating or litigating a variety of such pending claims, some of which are described in Note 15 to the financial statements included in this report.
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
     Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit and store such information and data securely, and any costs associated with preventing or eliminating such problems, could hurt customer demand for our products, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. We also may be required to expend significant capital or other resources to alleviate problems caused by such breaches or attacks, which expenditures could adversely affect our operating results.
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
     Currently we do not collect sales or other taxes on the sale of our products, license of technology, or provision of services in states and countries other than those in which we have offices or employees. Our business would be harmed if one or more states or any foreign country were to require us to collect sales or other taxes from past sales or income related to products, licenses of technology, or provision of services or from our Internet commerce activities.
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
Risks Related to the Securities Markets and Ownership of Our Common Stock
Our directors and executive officers beneficially own more than one third of our stock, which gives them significant control over certain major decisions on which our shareholders may vote, may discourage an acquisition of us, and any significant sales of stock by our officers and directors could have a negative effect on our stock price.
     Our executive officers, directors and affiliated persons beneficially own more than one third of our common stock. Robert Glaser, our Chief Executive Officer and Chairman of the Board, beneficially owns more than one third of our common stock himself. As a result, our executive officers, directors and affiliated persons will have significant influence to:
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
     In addition, Mr. Glaser has special rights under our articles of incorporation to appoint or remove members of the strategic transaction committee at his discretion that could make it more difficult for RealNetworks to be sold or to complete another change of control transaction without Mr. Glaser’s consent.
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

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2008.

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