Form 10-Q
period 2008-06-30
REALNETWORKS INC
filed 2008-08-11
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of July 31, 2008 was 142,629,479.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$415,805	$476,697
Short-term investments	106,862	79,932
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	71,177	84,674
Deferred costs, current portion	8,598	6,408
Prepaid expenses and other current assets	39,168	33,845

Total current assets	641,610	681,556

Equipment, software, and leasehold improvements, at cost:
Equipment and software	124,406	109,621
Leasehold improvements	30,875	30,632

Total equipment, software, and leasehold improvements, at cost	155,281	140,253
Less accumulated depreciation and amortization	94,763	83,756

Net equipment, software, and leasehold improvements	60,518	56,497
Restricted cash equivalents and investments	14,670	15,509
Equity investments	8,126	9,976
Other assets	16,419	10,161
Deferred tax assets, net	40,169	40,913
Other intangible assets, net	90,506	107,677
Goodwill	341,551	353,153

Total assets	$1,213,569	$1,275,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,748	$56,160
Accrued and other liabilities	106,654	114,136
Deferred revenue, current portion	40,680	39,564
Related party payable	9,992	17,241
Convertible debt	100,000	100,000
Accrued loss on excess office facilities, current portion	4,311	3,389

Total current liabilities	291,385	330,490
Deferred revenue, non-current portion	1,608	2,663
Accrued loss on excess office facilities, non-current portion	4,797	7,311
Deferred rent	4,675	4,518
Deferred tax liabilities, net, non-current portion	18,311	22,060
Other long-term liabilities	10,152	13,683

Total liabilities	330,928	380,725

Minority interest in Rhapsody America ($68.2 million redemption value at June 30, 2008)	10,931	19,613
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 143,269 shares in 2008 and 142,298 shares in 2007	143	142
Additional paid-in capital	670,008	653,904
Accumulated other comprehensive (loss) income	(2,888)	17,732
Retained earnings	204,447	203,326

Total shareholders’ equity	871,710	875,104

Total liabilities and shareholders’ equity	$1,213,569	$1,275,442

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue (A)	$152,648	$136,171	$300,211	$265,643
Cost of revenue (B)	55,645	49,199	111,038	95,142

Gross profit	97,003	86,972	189,173	170,501

Operating expenses:
Research and development	29,065	25,005	54,071	48,484
Sales and marketing	53,054	50,081	106,650	99,781
Advertising with related party	9,240	—	16,580	—
General and administrative	18,337	17,063	35,421	34,417
Restructuring costs	—	—	686	—

Subtotal operating expenses	109,696	92,149	213,408	182,682
Antitrust litigation benefit, net	—	—	—	(60,747)

Total operating expenses, net	109,696	92,149	213,408	121,935

Operating (loss) income	(12,693)	(5,177)	(24,235)	48,566

Other income (expenses):
Interest income, net	3,375	8,065	8,333	17,167
Equity in net loss of investments	(107)	—	(198)	(132)
Gain on sale of equity investments, net	222	132	222	132
Minority interest in Rhapsody America	8,177	—	16,792	—
Gain on sale of interest in Rhapsody America	3,371	—	7,097	—
Other income, net	50	485	818	952

Other income, net	15,088	8,682	33,064	18,119

Income before income taxes	2,395	3,505	8,829	66,685
Income taxes	(3,700)	(2,178)	(7,708)	(25,397)

Net (loss) income	$(1,305)	$1,327	$1,121	$41,288

Basic net (loss) income per share	$(0.01)	$0.01	$0.01	$0.26
Diluted net income per share	$(0.01)	$0.01	$0.01	$0.24
Shares used to compute basic net income per share	142,905	153,880	142,946	157,929
Shares used to compute diluted net income per share	142,905	169,033	156,000	173,822

Comprehensive (loss) income:
Net (loss) income	$(1,305)	$1,327	$1,121	$41,288
Unrealized holding gains (losses) on short-term and equity investments, net of income taxes	145	(2,663)	(289)	(5,719)
Foreign currency translation losses	(12,269)	1,268	(20,331)	(1,659)

Comprehensive (loss) income	$(13,429)	$(68)	$(19,499)	$33,910

(A) Components of net revenue:
License fees	$28,613	$22,212	$54,368	$44,049
Service revenue	124,035	113,959	245,843	221,594

	$152,648	$136,171	$300,211	$265,643

(B) Components of cost of revenue:
License fees	$10,614	$7,882	$20,002	$16,174
Service revenue	45,031	41,317	91,036	78,968

	$55,645	$49,199	$111,038	$95,142

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,121	$41,288
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,701	20,905
Stock-based compensation	11,520	11,307
Loss on disposal of equipment, software, and leasehold improvements	182	163
Equity in net loss of investments	198	132
Gain on sale of equity investments, net	(222)	(132)
Excess tax benefit from stock option exercises	(88)	(596)
Accrued loss on excess office facilities	(1,592)	(1,795)
Unrealized gain on trading securities	—	(2,102)
Purchase of trading securities	—	(270,000)
Deferred income taxes	(2,138)	(6,069)
Minority interest	(16,792)	—
Gain on sale of interest in Rhapsody America	(7,097)	—
Other	89	51
Net change in certain operating assets and liabilities	(39,160)	552

Net cash used in operating activities	(28,278)	(206,296)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(15,231)	(11,525)
Purchases of short-term investments	(95,671)	(38,768)
Proceeds from sales and maturities of short-term investments	68,741	70,343
Purchases of other intangibles assets	—	(2,060)
Decrease in restricted cash equivalents and investments, net	839	1,800
Payment of acquisition costs, net of cash acquired	(10,164)	(25,351)
Proceeds from sales of equity investments	1,225	1,615

Net cash used in investing activities	(50,261)	(3,946)

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	6,041	12,277
Excess tax benefit from stock option exercises	88	596
Net proceeds from sales of interest in Rhapsody America	14,607	—
Repurchase of common stock	(681)	(107,905)

Net cash (used in) provided by financing activities	20,055	(95,032)

Effect of exchange rate changes on cash and cash equivalents	(2,408)	(410)

Net decrease in cash and cash equivalents	(60,892)	(305,684)
Cash and cash equivalents, beginning of period	476,697	525,232

Cash and cash equivalents, end of period	$415,805	$219,548

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,341	$13,160

Supplemental disclosure of non-cash investing and financing activities:
Accrued acquisition costs	$—	$368
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Six Months Ended June 30, 2008 and 2007
Note 1. Summary of Significant Accounting Policies
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
     On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody America) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody America as of June 30, 2008. Rhapsody America’s financial position and operating results have been consolidated into RealNetworks’ financial statements since its formation in August 2007. The minority interest’s proportionate share of income (loss) is included in Minority interest in Rhapsody America in the unaudited condensed consolidated statements of operations and comprehensive income (loss). MTVN’s proportionate share of equity is included in Minority interest in Rhapsody America in the unaudited condensed consolidated balance sheets.
     The Company acquired 99.7% of WiderThan Co., Ltd. (WiderThan) during the quarter ended December 31, 2006. The Company acquired substantially all of the remaining shares of WiderThan during the quarter ended June 30, 2007. The accompanying unaudited condensed consolidated financial statements include 100% of the financial results of WiderThan from the date of acquisition. The minority interest in the earnings of WiderThan for the quarter and six months ended June 30, 2007 was nominal.
     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Revenue Recognition. The Company recognizes revenue in accordance with the following authoritative literature: AICPA Statement of Position (SOP) No. 97-2, Software Revenue Recognition; SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements; SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements; Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent; and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Generally, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.
     Consumer subscription products are paid in advance, typically for monthly, quarterly or annual periods. Subscription revenue is recognized ratably over the related subscription period. Revenue from sales of downloaded individual tracks, albums and games are recognized at the time the music or game is made available, digitally, to the end user.
     The Company recognizes revenue under the residual method for multiple element software arrangements when vendor specific objective evidence (VSOE) exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, under SOP No. 97-2. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of the arrangement’s undelivered elements such as post contract support (PCS), and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses. VSOE for PCS is established on standard products for which no installation or customization is required based upon amount charged when PCS is sold separately. For multiple element software arrangements involving significant production, modification or customization of the software, which are accounted for in accordance with the provisions of SOP No. 81-1, VSOE for PCS is established if customers have an optional renewal rate specified in the arrangement and the rate is substantive.
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
Note 2. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for the Company for periods beginning after December 15, 2008. Early adoption is prohibited. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 141R will have on the Company’s financial position or results of operations upon adoption.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which will change the accounting and reporting for minority interests and which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest shall be accounted for as equity transactions. As a result, beginning in 2009, the gain on sales of interest in Rhapsody America will no longer be recorded in the statement of operations, but will be reflected as a component of shareholders equity. The requirements of SFAS 160 are effective for the Company for periods beginning after December 15, 2008. Early adoption is prohibited. The Company is in the process of evaluating all the impacts of this guidance and therefore has not yet determined the full impact that SFAS 160 will have on the Company’s financial position or results of operations upon adoption.
     In March 2008, the FASB affirmed the consensus of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuer’s of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. The FSP requires retrospective application to all periods presented and does not grandfather existing debt instruments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact FSP APB 14-1 may have on the Company’s financial position or results of operations upon adoption.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact FSP No. 142-3 may have on the Company’s financial position or results of operations upon adoption.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). While the effective date of this pronouncement has not yet been determined, the Company is currently assessing the impact SFAS 162 may have on the Company’s financial position or results of operations upon adoption.
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
     The fair value of options granted was determined using the Black-Scholes model and the following weighted average assumptions:

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.96%	4.73%	2.61%	4.72%
Expected life (years)	4.2	4.1	4.2	4.1
Volatility	45%	42%	45%	42%
     Recognized stock-based compensation expense is as follows (in thousands):

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Cost of service revenue	$662	$154	$896	$313
Research and development	2,146	1,641	4,059	3,413
Sales and marketing	1,433	2,203	3,341	4,590
General and administrative	1,790	1,624	3,224	2,991

Total stock-based compensation expense	$6,031	$5,622	$11,520	$11,307

     No stock-based compensation was capitalized as part of the cost of an asset during the three and six month periods ended June 30, 2008 or 2007. As of June 30, 2008, $44.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options is expected to be recognized over a weighted-average period of 2.8 years.
Note 4. Rhapsody America
Formation
     On August 20, 2007, RealNetworks and MTVN created Rhapsody America to jointly own and operate a business-to-consumer digital audio music service. Under the Rhapsody America venture agreements:
•	RealNetworks contributed its Rhapsody service subscribers, RadioPass subscribers, cash of $16.4 million, contracts, revenue from existing Rhapsody subscribers, marketing materials, player hardware, rhapsody.com and related URLs, certain liabilities, and distribution arrangements in exchange for a 51% equity interest in Rhapsody America. RealNetworks also licensed certain assets to Rhapsody America, including Rhapsody content, Rhapsody technology, the Rhapsody brands and related materials.

•	MTVN contributed its URGE service subscribers, cash, contracts, marketing materials, and revenue from existing URGE subscribers, certain liabilities, plus the note payable described below, in exchange for a 49% equity interest in Rhapsody America. MTVN has also licensed certain assets to Rhapsody America, including URGE content, brands and related materials.

•	In addition to the assets described above, MTVN also contributed a $230 million five-year note payable in consideration for acquiring MTVN’s interest in the venture. Rhapsody America must use the proceeds from the note solely to purchase advertising from MTVN. As MTVN makes payments on the note, Rhapsody America records equity and RealNetworks realizes an immediate appreciation in the carrying value of the Company’s interests in the venture and recognizes a gain if the gain is reasonably assured in accordance with SAB 51. MTVN made payments of $7.2 million and $14.4 million during the quarter and six months ended June 30, 2008, respectively. As a result, RealNetworks realized and recorded gains of $3.7 million and $7.3 million during the quarter and six months ended June 30, 2008, respectively, as all of the SAB 51 gain criteria were met. As of June 30, 2008, $39.4 million in payments were made on the note since the formation of Rhapsody America.
     The assets and liabilities contributed by RealNetworks to Rhapsody America have been recorded at their historical cost basis as RealNetworks maintained a controlling interest in the assets and liabilities. The assets and liabilities contributed by MTVN to Rhapsody America have been recorded at their estimated fair values in the unaudited condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007. MTVN’s contribution included identifiable intangible assets with estimated fair values as of the date of formation of $7.6 million. The respective estimated fair values were determined by management as of the date of the acquisition. RealNetworks realized an immediate appreciation in the carrying value of its interests in Rhapsody America and recognized a gain on sale of music interests upon formation of $3.9 million under SAB 51 as all of the gain criteria were met.
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
     The redemption prices of MTVN’s interest in Rhapsody America under both the call and put rights are calculated based on the provisions within the limited liability agreement and are impacted by the total appraised value of Rhapsody America and assume repayment of the $230 million five-year note payable from MTVN. Once the call right becomes exercisable, the redemption price of MTVN’s interest in Rhapsody America under the call right will be equal to the greater of $230 million or the appraised value of MTVN’s interest in Rhapsody America at the redemption date. Once the put right becomes exercisable, the redemption price of MTVN’s interest in Rhapsody America under the put right will be equal to, upon the occurrence of certain events, the appraised value of MTVN’s interest in Rhapsody America at the redemption date or will be based on a formula that is intended to approximate the appraised value at the redemption date. The hypothetical current redemption price of MTVN’s interest in Rhapsody America under the put right at June 30, 2008 is $68.2 million. The current redemption price has been adjusted under the formula in the limited liability agreement for the remaining outstanding amounts due of $190.6 million on the note payable as of June 30, 2008.
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
     The following table presents information about the Company’s financial assets that have been measured at fair value as of June 30, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

		Fair Value Measurements as of June 30,
		2008
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$308,937	$308,937	$—	$—
Corporate notes and bonds	29,981	29,981	—	—
Short-term investments
Corporate notes and bonds	43,174	43,174	—	—
U.S. government agency securities	63,688	63,688	—	—
Equity investments
Publicly traded investments	7,003	7,003	—	—

Total	$452,783	$452,783	$—	$—

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

Note 6.	Cash, Cash Equivalents, Trading Securities, Short-Term Investments, and Restricted Cash Equivalents and Investments
     Cash, cash equivalents, trading securities, short-term investments, and restricted cash equivalents and investments as of June 30, 2008 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$76,887	$—	$—	$76,887
Money market mutual funds	308,937	—	—	308,937
Corporate notes and bonds	29,981	—	—	29,981

Total cash and cash equivalents:	415,805	—	—	415,805

Short-term investments:
Corporate notes and bonds	43,554	19	(399)	43,174
U.S. Government agency securities	63,622	93	(27)	63,688

Total short-term investments:	107,176	112	(426)	106,862

Total cash, cash equivalents and short-term investments	$522,981	$112	$(426)	$522,667

Restricted cash equivalents and investments	$14,670	$—	$—	$14,670

     Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2007 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$105,615	$—	$—	$105,615
Money market mutual funds	198,148	—	—	198,148
Corporate notes and bonds	172,934	—	—	172,934

Total cash and cash equivalents	476,697	—	—	476,697

Short-term investments:
Corporate notes and bonds	43,552	—	(981)	42,571
U.S. Government agency securities	37,296	65	—	37,361

Total short-term investments	80,848	65	(981)	79,932

Total cash, cash equivalents, and short-term investments	$557,545	$65	$(981)	$556,629

Restricted cash equivalents and investments	$15,509	$—	$—	$15,509

     At June 30, 2008 and December 31, 2007, restricted cash equivalents and investments represent cash equivalents and short-term investments pledged as collateral against two letters of credit for a total of $14.7 million and $15.5 million, respectively, in connection with two lease agreements.
     Realized gains or losses on sales of available-for-sale securities for the quarters ended June 30, 2008 and 2007 were not significant.
     Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.
     The contractual maturities of available-for-sale investments at June 30, 2008 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Within one year	$31,327	$30,976
Between one year and five years	75,849	75,886

Total available-for-sale investments	$107,176	$106,862

Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns
     Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful
	Accounts	Sales
	Receivable	Returns
Balances, December 31, 2007	$1,117	$1,338
Additions charged to expenses/revenue	372	1,934
Amounts written off	(218)	(2,119)

Balances, June 30, 2008	$1,271	$1,153

     As of June 30, 2008, no one customer accounted for more than 10% of trade accounts receivable or for more than 10% of total revenue during the quarter or six months ended June 30, 2008. As of December 31, 2007, one international customer accounted for 19% of trade accounts receivable. The same international customer accounted for 12% of total revenue during the quarter and six months ended June 30, 2007.
Note 8. Equity Investments
     As of June 30, 2008 and December 31, 2007, the carrying value of equity investments in publicly traded companies primarily relates to J-Stream Inc. (J-Stream), a Japanese media services company, of which the Company owns approximately 10.6% of the outstanding shares. These equity investments are accounted for as available-for-sale and the increase over the cost basis, net of income taxes, is reflected as a component of accumulated other comprehensive income.
     Summary of equity investments is as follows (in thousands):

	June 30, 2008		December 31, 2007
		Carrying		Carrying
	Cost	Value	Cost	Value
Publicly traded investments	$933	$7,003	$933	$8,085
Privately held investments	2,458	1,123	2,740	1,891

Total equity investments	$3,391	$8,126	$3,673	$9,976

Note 9. Other Intangible Assets
     Other intangible assets at June 30, 2008 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$75,804	$20,724	$55,080
Developed technology	47,907	22,756	25,151
Patents, trademarks and tradenames	13,741	6,536	7,205
Service contracts and other	6,469	3,399	3,070

Total other intangible assets	$143,921	$53,415	$90,506

     Other intangible assets at December 31, 2007 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$80,435	$15,273	$65,162
Developed technology	48,173	18,539	29,634
Patents, trademarks and tradenames	13,833	5,000	8,833
Service contracts and other	6,815	2,767	4,048

Total other intangible assets	$149,256	$41,579	$107,677

     Amortization expense related to other intangible assets during the quarter and six months ended June 30, 2008 was $6.9 million and $13.9 million, respectively. Amortization expense related to other intangible assets during the quarter and six months ended June 30, 2007 was $5.7 million and $11.3 million, respectively.
     As of June 30, 2008, estimated future amortization of other intangible assets is as follows (in thousands):

2008 (remaining six months)	$12,555
2009	23,222
2010	18,579
2011	13,109
2012	11,955
Thereafter	11,086

Total	$90,506

Note 10. Goodwill
     Changes in goodwill are as follows (in thousands):

Balance, December 31, 2007	$353,153
Increases due to current year acquisitions	1,682
Decreases for the reduction of liabilities assumed related to the acquisition of Sony NetServices GmbH	(538)
Effects of foreign currency translation	(12,746)

Balance, June 30, 2008	$341,551

Note 11. Accrued and Other Liabilities
     Accrued and other liabilities consist of (in thousands):

	June 30,	December 31,
	2008	2007
Royalties and other fulfillment costs	$41,588	$37,554
Employee compensation, commissions and benefits	21,463	21,639
Sales, VAT and other taxes payable	13,252	18,156
Legal fees and contingent legal fees	2,883	3,439
Other	27,468	33,348

Other	$106,654	$114,136

Note 12. Loss on Excess Office Facilities
     The accrued loss of $9.1 million for estimated future losses on excess office facilities located near the Company’s corporate headquarters in Seattle Washington at June 30, 2008, is shown net of expected future sublease income of $6.4 million, which was committed under sublease contracts at the time of the estimate. The Company regularly evaluates the market for office space in the cities where it has operations. If the market for such space declines further in future periods, the Company may have to revise its estimates further, which may result in additional losses on excess office facilities.
     A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2007	$10,700
Less amounts amortized from the accrued loss on excess office facilities	(1,592)

Accrued loss on excess office facilities, June 30, 2008	9,108

Less current portion	4,311

Accrued loss on excess office facilities, non-current portion	$4,797

Note 13. Repurchase of Common Stock
     In May 2008, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $50.0 million of its outstanding common stock. During the quarter ended June 30, 2008, the Company purchased 0.2 million shares of its common stock at an average cost of $6.87 per share for an aggregate value of $1.5 million. As of June 30, 2008, $48.5 million remained authorized for repurchase under the repurchase program.
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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding used to compute basic net income per share	142,905	153,880	142,946	157,929
Dilutive potential common shares:
Stock options and restricted stock	—	4,403	2,304	5,143
Convertible debt	—	10,750	10,750	10,750

Shares used to compute diluted net income per share	142,905	169,033	156,000	173,822

     During the quarter and six months ended June 30, 2008, 32.8 million and 33.1 million, respectively, shares of common stock potentially issuable from stock options are excluded from the calculation of diluted net income per share because of their antidilutive effect. During the quarter and six months ended June 30, 2007, 19.5 million and 17.4 million, respectively, shares of common stock potentially issuable from stock options are excluded from the calculation of diluted net income per share because of their antidilutive effect.
Note 15. Commitments and Contingencies
     Borrowing Arrangements. The Company’s subsidiary, WiderThan, has entered into two lines of credit with two Korean domestic banks with an aggregate maximum available limit of $2.8 million at interest rates of approximately 1.6% over the rate earned on the underlying deposits. WiderThan has entered into a separate line of credit with a Korean domestic bank with maximum available limit of $1.0 million bearing interest at 7.3%. During the quarter and six months ended June 30, 2008, the Company did not draw on these lines of credit and there were no balances outstanding as of June 30, 2008 and December 31, 2007.
     The Company’s subsidiary, WiderThan, uses corporate charge cards issued by a Korean domestic bank with an aggregate line of credit of up to $4.8 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets. In general, the term of the arrangement is one year, with automatic renewal in April of each year. The arrangement may be terminated in writing by mutual agreement between the bank and the Company. The Company is not subject to any financial or other restrictive covenants under the terms of this arrangement.
     The Company’s subsidiary, WiderThan, has a letter of credit of up to $5.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April), which bears interest at 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the quarter and six months ended June 30, 2008, the Company did not draw on the letter of credit and there was no balance outstanding as of June 30, 2008 or December 31, 2007.
     The Company’s subsidiary, WiderThan, has purchased guarantees amounting to $0.5 million from Seoul Guarantee Insurance which guarantees payments for one year under certain supply contracts the Company has with a customer in Korea.

     Purchase Obligations. As of June 2008, the Company has commitments with third party vendors to pay $16.9 million and $23.4 million through the years ended May 31, 2009 and 2010, respectively. These commitments are ordinary course expenses relating to the Company's on-going business operations.
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
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates are still under appeal and are subject to industry-wide settlement negotiations, in some of which the Company is a participant. Additionally, the CRB is currently holding hearings that will determine mechanical royalty rates associated with the statutory license for digital phonorecord deliveries, including tethered downloads. These rates are also subject to industry-wide settlement negotiations. Finally, the Company is involved in a proceeding in the Southern District of New York that will determine a royalty rate for the public performance of music contained in the ASCAP catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP. The methodology to be used to calculate the royalties is incomplete and contains elements that require negotiation and agreement by the parties in addition to further hearings and decisions by the district court. On July 16, 2008, the court issued its ruling relating to the application of the new rates. The Company is working with ASCAP to make a final determination of amounts due under the court’s ruling. The Company believes it has sufficiently accrued for expected royalties as of December 31, 2007 and June 30,2008. It is too soon to tell what ultimate effect the district court’s preliminary ruling will have on the Company or what additional royalty amounts, if any, might ultimately be payable to ASCAP. Any of these three proceedings may result in higher rates or other terms that are unfavorable to the Company. Due to the uncertainties previously described, the Company is unable to reasonably estimate the amount of possible additional liabilities associated with the resolution of these matters beyond what has been previously recorded.
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
     Segment income (loss) before income taxes for the quarter ended June 30, 2008 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated
Net revenue	$37,170	$64,183	$51,295	$—	$152,648
Cost of revenue	20,693	14,362	20,590	—	55,645

Gross profit	16,477	49,821	30,705	—	97,003

Operating expenses	32,652	44,029	32,778	237	109,696

Operating income (loss)	(16,175)	5,792	(2,073)	(237)	(12,693)
Total non-operating income, net	11,548	—	—	3,540	15,088

Income (loss) before income taxes	$(4,627)	$5,792	$(2,073)	$3,303	$2,395

     Segment income (loss) before income taxes for the six months ended June 30, 2008 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated
Net revenue	$75,249	$122,390	$102,572	$—	$300,211
Cost of revenue	42,212	26,975	41,851	—	111,038

Gross profit	33,037	95,415	60,721	—	189,173
Operating expenses	65,623	81,661	64,964	1,160	213,408

Operating income (loss)	(32,586)	13,754	(4,243)	(1,160)	(24,235)
Total non-operating income, net	23,889	—	—	9,175	33,064

Income (loss) before income taxes	$(8,697)	$13,754	$(4,243)	$8,015	$8,829

     Segment income (loss) before income taxes for the quarter ended June 30, 2007 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated
Net revenue	$36,801	$50,314	$49,056	$—	$136,171
Cost of revenue	19,804	9,436	19,959	—	49,199

Gross profit	16,997	40,878	29,097	—	86,972
Operating expenses	24,037	34,814	33,096	202	92,149

Operating income (loss)	(7,040)	6,064	(3,999)	(202)	(5,177)
Total non-operating income, net	—	—	—	8,682	8,682

Income (loss) before income taxes	$(7,040)	$6,064	$(3,999)	$8,480	$3,505

     Segment income (loss) before income taxes for the six months ended June 30, 2007 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated
Net revenue	$70,928	$101,227	$93,488	$—	$265,643
Cost of revenue	38,679	18,564	37,899	—	95,142

Gross profit	32,249	82,663	55,589	—	170,501
Operating expenses	48,986	67,721	63,634	(58,406)	121,935

Operating income (loss)	(16,737)	14,942	(8,045)	58,406	48,566
Total non-operating income, net	—	—	—	18,119	18,119

Income (loss) before income taxes	$(16,737)	$14,942	$(8,045)	$76,525	$66,685

     The Company’s customers consist primarily of end users located in the U.S., Republic of Korea, and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
United States	$100,898	$88,035	$200,067	$172,589
Europe	27,196	20,522	51,363	38,232
Republic of Korea	12,770	18,885	26,090	37,284
Rest of the World	11,784	8,729	22,691	17,538

Total net revenue	$152,648	$136,171	$300,211	$265,643

     Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	June 30,	December 31,
	2008	2007
United States	$191,213	$186,665
Republic of Korea	202,415	235,728
Europe	90,527	87,181
Rest of the World	8,420	7,753

Total long-lived assets	$492,575	$517,327

     Net assets by geographic location are as follows (in thousands):

	June 30,	December 31,
	2008	2007
United States	$586,838	$576,994
Republic of Korea	201,685	228,153
Europe	85,291	79,410
Rest of the World	8,827	10,160

Total net assets	$882,641	$894,717

     Goodwill is assigned to the Company’s segments as follows (in thousands):

	June 30,	December 31,
	2008	2007
Music	$37,029	$37,029
Consumer	134,745	129,621
Technology products and solutions	169,777	186,503

Total goodwill	$341,551	$353,153

Note 17. Related Party Transactions
     Transactions with MTVN. As part of the formation of Rhapsody America, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. Rhapsody America is obligated to purchase $230 million in advertising and related integrated marketing on MTVN network properties over a five-year period. During the quarter ended June 30, 2008, Rhapsody America received $7.2 million in cash as a note payment and spent $9.2 million in advertising with MTVN. During the six months ended June 30, 2008, Rhapsody America received $14.4 million in cash as a note payment and spent $16.6 million in advertising with MTVN. During the year ended December 31, 2007, Rhapsody America received $25.0 million in cash as a note payment and spent $24.4 million in advertising with MTVN.
     MTVN provides various support services directly to Rhapsody America for which it bills the venture directly. Included within the support services are items such as facilities, personnel and overhead which are allocated based on various measures depending on the service provided, including employee headcount, or number of users of a service. MTVN charged costs for the support services, revenue and related costs for the quarter and six months ended June 30, 2008 was $0.6 and $1.0 million, respectively. This amount is included in the unaudited condensed consolidated financial statements within the related party payable of $10.0 million as of June 30, 2008.
     The Company also agreed to grant options to acquire shares of RealNetworks, Inc. common stock to Rhapsody America employees as part of the venture with MTVN and has included the expense associated with these options in its statement of operations and comprehensive income. MTVN’s share of the expense associated with the stock options granted to Rhapsody America employees is calculated based on its ownership percentage and is billed directly by the Company to MTVN under a separate agreement. The

Company has charged $0.2 million to MTVN related to stock options since the formation of the venture. This amount was paid in full by MTVN prior to June 30, 2008.
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
Note 18. Subsequent Events
     On July 1, 2008, the Company’s convertible debt put option was exercised by the holders of approximately $99.9 million of the debt. The Company has accepted for purchase all of the debt validly surrendered and not withdrawn. The purchase price for the debt pursuant to the put option was $1,000 in cash per $1,000 principal amount at maturity. After the purchase pursuant to the put option, approximately $0.1 million principal amount at maturity of the debt remains outstanding.

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
     We have recently focused our efforts on growing our consumer businesses through both internal initiatives and strategic acquisitions of businesses and technologies. We have also increased our focus on “free-to-consumer” products and services, such as providing free music streaming for top music websites, and our introduction of downloadable games monetized through advertising. These products and services generate advertising revenue and are also designed to increase the exposure of our paid digital music and games products and services to consumers.
     On May 8, 2008 we announced that we intend to separate our casual games business into an independent company and to distribute shares of the newly created games company to our shareholders. We also announced that we may precede the spin-off with an initial public offering and sale of up to 20% of the shares of the new games company. We expect that either a spin-off or an IPO and subsequent spin-off will be tax-free to our shareholders. In addition to final approval by the our board of directors, completion of the transaction will be subject to a number of factors, including the effectiveness of a registration statement, the receipt of a favorable letter ruling from the Internal Revenue Service, the receipt of an opinion of tax counsel, market conditions, as well as the execution of inter-company agreements and other matters.
     In the quarter ended June 30, 2008, total revenue grew 12% as compared with the quarter ended June 30, 2007, due primarily to continued growth in our Consumer segment which accounted for a majority of the growth. Consumer revenue growth was driven by increased revenue from our Media Software and Services business, increased sales of our games products as well as the effects from the April 2008 acquisition of Trymedia.
     Our music revenue growth has slowed over the past two quarters due primarily to continuing challenges facing our subscription music business including limited distribution of compatible music devices, low consumer awareness of subscription music services, Apple’s dominance of the portable mp3 player business and the persistant availability of “free,” unlicensed music content from peer-to-peer services. In response, we have shifted our business strategy and marketing efforts toward new, long-term initiatives as opposed to short-term subscriber growth. These initiatives included the launches of our new online mp3 store and of our Rhapsody subscription services with Verizon Wireless, as well as and the development of music-discovery services for consumer music websites, such as Yahoo, and MTV.com and the iLike application on Facebook. These three initiatives were launched on June 30, and had no revenue impact on our second quarter results.
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
     We recognize such costs in accordance with our revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized ratably over the term of the contract, costs are recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, we review deferred costs, to ensure they are ultimately recoverable. Any costs in excess of total expected revenue are considered not recoverable and charged to operations in the period in which the determination is made.
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
     Minority Interests.  The Company records minority interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the minority interest partners in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB No. 51). Redeemable minority interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value are accounted for in accordance with ARB No. 51. As of June 30, 2008 and December 31, 2007, the Company’s minority interests solely related to redeemable minority interests in Rhapsody America. Minority interest expense (benefit) is included in the unaudited condensed consolidated statement of operations and comprehensive income for 2008.
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
     As of June 30, 2008, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 15 of the 2007 Annual Report on Form 10-K. We do not anticipate that the total unrecognized tax benefits will significantly change within the next twelve months.
     We file numerous consolidated, combined, and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993. We are currently under United States Internal Revenue Service income tax audit for our wholly-owned subsidiary WiderThan Americas, Inc. for the period ended December 31, 2005.
     Accounting for Taxes Collected From Customers. We collect various types of taxes from our customers, assessed by governmental authorities, that are imposed on and concurrent with revenue-producing transactions. Such taxes are recorded on a net basis and are not included in our net revenue.
Revenue by Segment
     Revenue by segment is as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
Music	$37,170	1%	$36,801	$75,249	6%	$70,928
Consumer	64,183	28	50,314	122,390	21	101,227
Technology Products and Solutions	51,295	5	49,056	102,572	10	93,488

Total net revenue	$152,648	12%	$136,171	$300,211	13%	$265,643

     Revenue by segment as a percentage of total net revenue is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Music	24%	27%	25%	27%
Consumer	42	37	41	38
Technology Products and Solutions	34	36	34	35

Total net revenue	100%	100%	100%	100%

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
     Music revenue increased 1% and 6% during the quarter and six months ended June 30, 2008, respectively, compared with the quarter and six months ended June 30, 2007. The increase during the quarter and six months ended June 30, 2008 was due primarily to slight growth in revenue from our subscription-based music products, offset by a nominal decrease in sales of music track downloads which together accounted for the majority of the revenue increases in both periods. No other single factor contributed materially to the change during the periods. Our music revenue growth has slowed over the past two quarters due primarily to continuing challenges facing our subscription music business, including limited distribution of compatible music devices, low consumer awareness of subscription music services, Apple’s dominance of the portable mp3 player business and the persistent availability of “free” unlicensed music content from peer-to-peer services.
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
     Consumer revenue increased 28% and 21% during the quarter and six months ended June 30, 2008, compared with the quarter and six months ended June 30, 2007, respectively. Factors contributing to the change in revenue are discussed below in the sections included within Consumer revenue.

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
     Technology Products and Solutions revenue increased 5% and 10% during the quarter and six months ended June 30, 2008, respectively, compared with the quarter and six months ended June 30, 2007. The increase during the quarter ended June 30, 2008 was due primarily to an increase in royalties from handset shipments and sales of application services to wireless carriers, including ringback tones, music-on-demand, inter-carrier messaging, and video-on-demand services offset by a decrease in server software revenue and system integration revenue. These changes accounted for substantially all of the revenue increases in both periods.
Consumer Revenue
     A further analysis of our Consumer revenue is as follows (dollars in thousands):

	Quarters Ended June 30,			Six Months Ended June 30,
	2008	Change	2007	2008	Change	2007
Games	$34,945	40%	$24,895	$66,743	37%	$48,797
Media Software and Services	29,238	15	25,419	55,647	6	52,430

Total consumer products and services revenue	$64,183	28%	$50,314	$122,390	21%	$101,227

     Games. Games revenue primarily includes revenue from: the sale of individual games through our RealArcade service and our Games related websites; our GamePass and FunPass subscription service; and advertising through RealArcade and our Games related websites.
     Games revenue increased 40% and 37% during the quarter and six months ended June 30, 2008, respectively, compared with the quarter and six months ended June 30, 2007. These increases were due primarily to increased syndication revenue of $4.0 million generated from our Trymedia acquisition, as well as an increase in advertising and subscription revenue generated through our RealArcade service and our websites. These increases in syndication, advertising and subscription revenue together accounted for 84% and 63% of the increase for the quarter and six months ended June 30, 2008, respectively. No other single factor contributed materially to the change during the periods. We believe the growth in Games revenue is due in part to product improvements and increasing consumer acceptance and adoption of digital media products and services. We cannot predict with accuracy how our product offerings will perform in the future, at what rate digital media products and services will grow, if at all, or the nature or potential impact of anticipated competition.
     Media Software and Services. Media Software and Services revenue primarily includes revenue from: our SuperPass and stand-alone premium video subscription services; premium versions of RealPlayer such as RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to our Music and Games businesses.
     Media Software and Services revenue increased 15% and 6% during the quarter and six months ended June 30, 2008, respectively, compared with the quarter and six months ended June 30, 2007. The increase during the quarter and six months ended June 30, 2008 was due primarily to an increase in distribution partner revenue and from sales of premium versions of RealPlayer, offset by a decrease in SuperPass revenue. These factors accounted for substantially all of the revenue increase for both periods. No other single factor contributed materially to the change during the period.
Geographic Revenue
     Revenue by geographic region is as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
United States	$100,898	15%	$88,035	$200,067	16%	$172,589
Europe	27,196	33	20,522	51,363	34	38,232
Republic of Korea	12,770	(32)	18,885	26,090	(30)	37,284
Rest of the world	11,784	35	8,729	22,691	29	17,538

Total net revenue	$152,648	12%	$136,171	$300,211	13%	$265,643

     Revenue in the U.S. increased 15% and 16% for the quarter and six months ended June 30, 2008, respectively, compared to the quarter and six months ended June 30, 2007. The increases were due primarily to growth in our Consumer segment, including the acquisition of Trymedia in April 2008. See Revenue by Segment above for further discussion of these changes.
     Revenue in Europe increased 33% and 34% during the quarter and six months ended June 30, 2008, respectively, compared to the quarter and six months ended June 30, 2007. The increases were due primarily to the continued growth of our Games and Technology Products and Solutions businesses in Europe. See Revenue by Segment above for further discussion of these changes.
     Revenue in the Republic of Korea decreased 32% and 30% for the quarter and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007. These decreases were due primarily to a decline in revenue from our systems integration business. See Revenue by Segment above for further discussion of these changes.
License and Service Revenue
     License fees and Service revenue in accordance with SEC regulations, is as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
License fees	$28,613	29%	$22,212	$54,368	23%	$44,049
Service revenue	124,035	9	113,959	245,843	11	221,594

Total net revenue	$152,648	12%	$136,171	$300,211	13%	$265,643

     License fees and Service revenue as a percentage of total revenue is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
License fees	19%	16%	18%	17%
Service revenue	81	84	82	83

Total net revenue	100%	100%	100%	100%

     License Fees. License fees primarily include revenue from: sales of content such as game licenses and digital music tracks; sales of our media delivery system software; sales of premium versions of our RealPlayer and related products; sales of messaging gateways to mobile carriers; and sales of third-party products. License fees include revenue from all of our reporting segments.
     License revenue increased 29% and 23% during the quarter and six months ended June 30, 2008, respectively, compared to the quarter and six months ended June 30, 2007. The increase during the quarter and six months ended June 30, 2008 was due primarily to an increase in revenue from sales of premium version of RealPlayer, increased syndication revenue generated from our Trymedia acquisition and increased royalties from handset shipments. These factors accounted for substantially all of the increase during the quarter and six months ended. No other single factor contributed materially to the change during the periods.
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
     Service revenue increased 9% and 11% during the quarter and six months ended June 30, 2008, respectively, compared with the quarter and six months ended June 30, 2007. The increase during the quarter ended June 30, 2008 was due primarily to increased subscription revenue from our Music and Games businesses, increased distribution partner revenue from our Consumer segment and increased sales of application services offset by a decrease in system integration revenue. These changes accounted for substantially all of the overall increase for both periods; no other single factor contributed materially to the change during the periods.
Deferred Revenue
     Deferred revenue is comprised of unrecognized revenue and prepayments related to application services, unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Total deferred revenue at June 30, 2008 of $42.3 million compared with $42.2 million at December 31, 2007. The change in deferred revenue was due to an increase in unearned subscription services offset by the recognition of prepayments from wireless carriers for applications to deliver ringback tone, music-on-demand, and video-on-demand. These changes accounted for substantially all of the overall increase.
Cost of Revenue by Segment
     Cost of revenue by segment is as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
Music	$20,693	4%	$19,804	$42,213	9%	$38,679
Consumer	14,362	52	9,436	26,974	45	18,564
Technology products and solutions	20,590	3	19,959	41,851	10	37,899

Total cost of revenue	$55,645	13%	$49,199	$111,038	17%	$95,142

     Cost of revenue as a percentage of segment revenue is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Music	56%	54%	56%	55%
Consumer	22	19	22	18
Technology products and solutions	40	41	41	41

Total cost of revenue	36%	36%	37%	36%

     Cost of Music. Cost of Music revenue consists primarily of cost of content and delivery of the content included in our music subscription service offerings; royalties paid on sales and streams of music; hardware devices and accessories; and fees paid to third-party vendors for order fulfillment and support services. Cost of Music revenue increased 4% and 9% during the quarter and six months ended June 30, 2008, respectively, compared with the quarter and six months ended June 30, 2007 primarily due to content and royalties costs related to our music subscription service resulting from the service being a higher percentage of revenue. Increases in these costs accounted for substantially all of the increases for the quarter and six months ended June 30, 2008. No other single factor contributed materially to the change during the periods.
     Cost of Consumer. Cost of Consumer revenue consists primarily of cost of content and delivery of the content included in our digital media subscription service offerings; royalties paid on sales of games and other third-party products; amounts paid for licensed technology; costs of product media, duplication, manuals and packaging materials; and fees paid to third-party vendors for order fulfillment and support services. Cost of Consumer revenue increased 52% and 45% during the quarter and six months ended June 30, 2008, respectively, compared with the quarter and six months ended June 30, 2007. The increase during the quarter and six months ended June 30, 2008 was due primarily to growth in subscription revenue from our games subscription services, and increased costs of content of our digital media subscription service, and increased costs of content related to syndication game sales due to the acquisition of TryMedia. These factors accounted for substantially all of the increases for the quarter and six months ended June 30, 2008. No other single factor contributed materially to the change during the periods. The increase of costs of content were primarily responsible for the increase of costs as a percentage of revenue.
     Cost of Technology Products and Solutions. Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to service carriers and third-party vendors for order fulfillment, cost of personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of technology products and solutions increased 3% and 10% during the quarter and six months ended June 30, 2008, respectively, compared with the quarter and six months ended June 30, 2007. The increased costs were related to the increase of revenue generated from sales of application services to wireless carriers. This accounted for substantially all of the increase for the quarter and six months ended June 30, 2008; no other single factor contributed materially to the change during the periods.
Cost of License and Service Revenue
     Cost of revenue is as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
License fees	$10,614	35%	$7,882	$20,002	24%	$16,174
Service revenue	45,031	9	41,317	91,036	15	78,968

Total cost of revenue	$55,645	13%	$49,199	$111,038	17%	$95,142

     Cost of revenue as a percentage of related revenue is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
License fees	37%	35%	37%	37%
Service revenue	36	36	37	36
Total cost of revenue	36%	36%	37%	36%
     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, amortization of acquired technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees increased 35% and 24% during the quarter and six months ended June 30, 2008, respectively, compared with the quarter and six months ended June 30, 2007 due primarily to increases in online sales of games including increased costs of content related to syndication game sales due to the acquisition of Trymedia (which was completed on April 1, 2008). Increases in these costs accounted for 93% of the increase for the quarter ended June 30, 2008 and substantially all of the increase for the six months ended June 30, 2008; no other single factor contributed materially to the change.
     Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings, cost of in-house and contract personnel providing support, amortization of acquired technology, and consulting services, royalties, and expenses incurred in providing our streaming media hosting services. Content costs are expensed over the period the content is available to our subscription services customers. Cost of service revenue increased 9% and 15% during the quarter and six months ended June 30, 2008, respectively, compared with the quarter and six months ended June 30, 2007. Substantially all of the increase in the cost of service revenue in the quarter and six months ended June 30, 2008, were due to increases in volume and revenue from carrier application services, delivery of streaming music, and delivery of our games subscription service; no other single factor contributed materially to the change during the periods.
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

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
Research and development	$29,065	16%	$25,005	$54,071	12%	$48,484
As a percentage of total net revenue	19%		18%	18%		18%
     Research and development expenses, including non-cash stock-based compensation, increased 16% and 12% during the quarter and six months ended June 30, 2008, respectively, compared with the quarter and six months ended June 30, 2007. This increase was due primarily to an overall increase in personnel and related costs, expenses related to Trymedia (acquired in April 2008) and consulting services which accounted for substantially all of the total increase in research and development costs. No other single factor contributed materially to the increase during the period. The increase in research and development expenses as a percentage of total net revenue for the quarter ended June 30, 2008 is due primarily to a higher growth in total research and development expenses.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing costs and changes are as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
Sales and marketing	$53,054	6%	$50,081	$106,650	7%	$99,781
As a percentage of total net revenue	35%		37%	36%		38%
     Sales and marketing expenses, including non-cash stock-based compensation, increased 6% and 7% during the quarter and six months ended June 30, 2008, respectively, compared with the quarter ended June 30, 2007. Increases in consulting services, costs related to Trymedia, amounts amortized from the other intangible assets capitalized in our acquisitions and advertising accounted for approximately 61% and 48% of the total increase in sales and marketing expenses during the quarter and six months ended June 30, 2008, respectively. An additional 23% and 24% of the increase in sales and marketing expenses during the quarter and six months ended June 30, 2008, respectively, was due to an increase in amortization of other intangible assets capitalized in our acquisitions. No other single factor contributed materially to the increase during the period. The decrease in sales and marketing expenses as a percentage of total net revenue is due to a higher growth in total net revenue.
General and Administrative
     General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and changes are as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
General and administrative	$18,337	7%	$17,063	$35,421	3%	$34,417
As a percentage of total net revenue	12%		13%	12%		13%
     General and administrative expenses, including non-cash stock-based compensation, increased 7% and 3% during the quarter and six months ended June 30, 2008, respectively, compared with the quarter and six months ended June 30, 2007. Increases in personnel and related costs and other taxes and licenses, offset by decreases in our legal fees, accounted for substantially all of the increase in general and administrative expenses during the quarter ended June 30, 2008. Increases in personnel and related costs, consulting and legal fees, offset by decreases in our charitable donations and accounting fees, accounted for substantially all of the increase in general and administrative expenses during the six months ended June 30, 2008. The decrease in general and administrative expenses as a percentage of total net revenue is due to a higher growth in total net revenue.
Advertising with Related Party
     Rhapsody America is obligated to purchase $230 million in advertising and related integrated marketing on MTVN cable channels over the term of the agreement. During the quarter and six months ended June 30, 2008, Rhapsody America spent $9.2 million and $16.6 million in advertising with MTVN. No such amounts were spent during the quarter and six months ended June 30, 2007.
Antitrust Litigation Benefit, Net
     On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. Antitrust litigation benefit, net consist of settlement income, legal fees, personnel costs, communications, equipment, technology and other professional services costs incurred directly attributable to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union. No antitrust litigation benefit, net was recorded during the quarter and six months ended June 30,

2008. Antitrust litigation benefit, net of $60.7 million was recorded during the quarter ended March 31, 2007 when we received the final payment under the settlement.
Other Income, Net
     Other income, net consists primarily of: interest income on our cash, cash equivalents, trading securities, and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt and equity in net loss of investments. Other income, net and quarter-over-quarter changes are as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
Interest income, net	$3,375	(58)%	$8,065	$8,333	(51)%	$17,167
Equity in net loss of investments	(107)	n/a	—	(198)	50	(132)
Gain on sale of equity investment	222	68	132	222	68	132
Minority interest in Rhapsody America	8,177	n/a	—	16,792	n/a	—
Gain on sale of interest in Rhapsody America	3,371	n/a	—	7,097	n/a	—
Other income, net	50	(90)	485	818	(14)	952

Other income, net	$15,088	74%	$8,682	$33,064	82%	$18,119

     Other income, net increased during the quarter and six months ended June 30, 2008 due primarily to minority interest in Rhapsody America and the gains recognized on the sale of interest in Rhapsody America. These were offset in part by a decrease in interest income due to a decrease in our average investment balance.
Income Taxes
     During the quarters ended June 30, 2008 and 2007, we recognized income tax expense of $3.7 million and $2.2 million, respectively, related to U.S. and foreign income taxes. During the six months ended June 30, 2008 and 2007, we recognized income tax expense of $7.7 million and $25.4 million, respectively, related to U.S. and foreign income taxes. The decrease in income tax expense is a result of the change in income before income tax. The increase in tax expense as a percentage of pre-tax income during the quarter and six months ended June 30, 2008 was the result of our lower net income combined with losses not benefited in certain foreign jurisdictions.
     As of June 30, 2008, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 15 of the 2007 Annual Report on Form 10-K. We do not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     We file numerous consolidated, combined, and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993. We are currently under United States Internal Revenue Service income tax audit for our wholly-owned subsidiary WiderThan Americas, Inc. for the period ended December 31, 2005.
New Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for the Company for periods beginning after December 15, 2008. Early adoption is prohibited. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 141R will have on our financial position or results of operations upon adoption.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which will change the accounting and reporting for minority interests and which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest shall be accounted for as equity transactions. As a result, beginning in 2009, the gain on sales of interest in Rhapsody America will no longer be recorded in the statement of operations, but will be reflected as a component of shareholders equity. The requirements of SFAS 160 are effective for the Company for periods beginning after December 15, 2008. Early adoption is prohibited. We are in the process of evaluating all the impacts of this guidance and therefore have not yet determined the full impact that SFAS 160 will have on our financial position or results of operations upon adoption.
     In March 2008, the FASB affirmed the consensus of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuer’s of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. The FSP requires retrospective application to all periods presented and does not grandfather existing debt instruments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact FSP APB 14-1 may have on our financial position or results of operations upon adoption.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact FSP No. 142-3 may have on our financial position or results of operations upon adoption.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). While the effective date of this pronouncement has not yet been determined, the Company is currently assessing the impact SFAS 162 may have on our financial position or results of operations upon adoption.
Liquidity and Capital Resources
     The following summarizes working capital, cash, cash equivalents, trading securities, short-term investments, and restricted cash (in thousands):

	June 30,	December 31,
	2008	2007
Working capital	$350,225	$351,066

Cash, cash equivalents, and short-term investments	522,667	556,629

Restricted cash	14,670	15,509
     Cash, cash equivalents, and short-term investments decreased primarily for the use of cash in operations as well as the purchases of equipment, software and leasehold improvements.
     The following summarizes cash flows (in thousands):

	June 30,	June 30,
	2008	2007
Cash used in operating activities	$(28,278)	$(206,296)

Cash used in investing activities	(50,261)	(3,946)

Cash provided by (used in) financing activities	20,055	(95,032)
     Net use of cash in operating activities in 2008 was primarily due to a net decrease in certain operating assets and liabilities totaling $39.2 million which includes a decrease in accounts payable, and related party payables along with increases to prepaids and other current assets of $39.0 million, offset by net income, and decreases in accounts receivable of $13.5 million. Operating activities use of cash in 2007 was primarily from the purchase of trading securities of $270.0 million, increase in accounts receivable and deferred costs of $12.7 million, and decrease in accounts payable of $6.6 million offset by net income, including antitrust litigation benefit, net of $60.7 million, and an increase in deferred revenue of $11.9 million and accrued and other liabilities of $3.0 million.
     In 2008, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $15.2 million and $10.2 million of acquisition costs, net of cash acquired from the acquisition of Trymedia and the payment of anniversary and performance costs relating to the Zylom purchase which were previously accrued. Purchases net of sales and maturities of short-term investments used cash of $26.9 million during 2008. In 2007, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $11.5 million as well as the purchases of SNS and Exomi which used cash net of cash acquired of $21.0 million. Sales and maturities net of purchases of short-term investments provided cash of $31.5 million during the six months ended June 30, 2007.
     Financing activities provided cash from the proceeds from the sales of interest in Rhapsody America of $14.6 million in 2008 and sales of common stock under employee stock purchase plan and exercise of stock options of $6.0 million in 2008 and $12.3 million in 2007. The cash provided was offset with the repurchase of our common stock of $0.7 million and $107.9 million during the six months ended June 30, 2008 and 2007, respectively.
     In May 2008 our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $50.0 million of our outstanding common stock. During the quarter ended June 30, 2008, we purchased 0.2 million shares of its common stock at an average cost of $6.87 per share for an aggregate value of $1.5 million. As of June 30, 2008, $48.5 million remained authorized for repurchase under the repurchase program.
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
     As of June 2008, we have commitments with third party vendors to pay $16.9 million and $23.4 million through the years ended May 31, 2009 and 2010, respectively. These commitments are ordinary course expenses relating to our on-going business operations.
     On July 1, 2008, our convertible debt put option was exercised by the holders of approximately $99.9 million of the debt. We have accepted for purchase all of the debt validly surrendered and not withdrawn. After the purchase pursuant to the put option, approximately $0.1 million principal amount at maturity of the debt remains outstanding.
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
     We conduct our operations in ten primary functional currencies: the U.S. dollar, the Korean won, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, and the Singapore dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Korea, Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in won, yen, euros, pounds, and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results during the quarters ended June 30, 2008 and 2007.
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
     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended June 30, 2008. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at June 30, 2008, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $0.5 million.
     Investment Risk. As of June 30, 2008, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarters and six month periods ended June 30, 2008 and 2007, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.
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
     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results during the quarter and six months ended June 30, 2008 and 2007.

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
     (b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates are still under appeal and are subject to industry-wide settlement negotiations, in some of which we are a participant. The CRB is currently holding hearings that will determine mechanical royalty rates associated with the statutory license for digital phonorecord deliveries, including tethered downloads. These rates are also subject to industry-wide settlement negotiations. Finally, we are involved in a proceeding in the Southern District of New York that will determine a royalty rate for the public performance of music contained in the ASCAP catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP. The methodology to be used to calculate the royalties is incomplete and contains elements that require negotiation and agreement by the parties in addition to further hearings and decisions by the district court. On July 16, 2008, the court issued its ruling relating to the application of the new rates. We are working with ASCAP to make a final determination of amounts due under the courts ruling. We believe we have sufficiently accrued for expected royalties as of December 31, 2007 and June 30, 2008. It is too soon to tell what ultimate effect district court’s preliminary ruling will have on us or what additional royalty amounts, if any, might ultimately be payable to ASCAP. Any of these three proceedings may result in higher rates or other terms that are unfavorable to us.
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
Risks Related to Our Recently Announced Separation of Our Games Business
We recently announced our intention to separate our global games business into an independent company and to distribute shares of the newly created games company to our shareholders. We also indicated that we may precede the spin-off with an initial public offering and sale of up to 20% of the shares of the games company. If such transactions are not completed, our stock price and business may be adversely affected.

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
     The games business represents a significant portion of our business that is currently reported as a component of our Consumer segment in our consolidated financial statements. For the fiscal years ended 2007, 2006 and 2005, the games business represented approximately 19%, 22% and 17% of our revenues, respectively. Following the spin-off, the games business will no longer be a division of RealNetworks and its financial results, including its revenues and income, will no longer be included in RealNetworks’ consolidated financial statements. Accordingly, our historical consolidated financial information will not necessarily be comparable with our financial position, results of operations and cash flows after the games business ceases to be a division. We are unable to predict what the market price of our common stock will be after the spin-off or the potential initial public offering and the market price of our common stock could be volatile for several months after either transaction. Moreover, even if such transactions are consummated, we cannot assure you that we will be able to successfully achieve the intended benefits of either transaction or that they will result in any increase in value for our shareholders.
     In connection with the proposed spin-off and potential initial public offering, we intend to prepare separate, audited historical annual financial statements and unaudited historical quarterly financial statements for our games business on a stand-alone basis. The operating results and financial data reflected in the stand-alone financial statements of our games business could differ from the operating results and financial data reported by us on a consolidated basis due to adjustments made during the preparation and/or audit of the stand-alone financial statements.
The separation and possible initial public offering of the games business is a substantial undertaking that may disrupt our ongoing business and may increase expenses, which may affect our results of operations or financial condition.
     The planning and implementation of the separation of the games business from RealNetworks and the possible initial public offering and spin-off of the games company will require substantial dedication of management resources, and we expect to incur significant expenses related to the transactions. We have not yet made any adjustments to our historical financial information to reflect the significant changes that may occur in our cost structure, funding and operations as a result of these transactions. In addition, the efforts required to implement these transactions may disrupt our ongoing business activities, may result in employee distraction and may harm our business and our ability to attract, retain and motivate key employees. Additionally, perceived uncertainties as to our future direction may result in difficulties in recruiting and retaining employees and may also have a negative impact on our relationships with our customers, suppliers, vendors and partners and may result in the loss of business opportunities. If any of the foregoing occurs, our results of operations or financial condition would suffer.
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
     Games.  Our RealArcade, GameHouse, and Zylom branded services compete with other online aggregators and distributors of online and downloadable casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our games business also competes with many other smaller companies which may be able to adjust to market conditions faster than us. We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our revenue. Our development studios compete primarily with other developers of online, downloadable and mobile casual PC games and must continue to develop popular and high-quality game titles to maintain our competitive position and help maintain the growth of our Games business.
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
     We generate a material portion of our revenue from operations in the Republic of Korea (South Korea), primarily from our mobile entertainment services offered to consumers in South Korea through SK Telecom, the largest wireless carrier in South Korea. In the near term, we expect that we will continue to generate a significant portion of our total revenue from South Korea, particularly through SK Telecom. In recent periods, revenue from SK Telecom has declined within our systems integration business and may continue to decline in future periods. If SK Telecom fails to market or distribute our applications or terminates its business contracts with us, or if our relationship with SK Telecom deteriorates in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives. Furthermore, our relationship with SK Telecom may be affected by the general state of the economy of South Korea and tensions between North Korea and South Korea, which have fluctuated and may increase or change abruptly as a result of current and future events. Failure to maintain our relationship with SK Telecom could have a material negative impact on our revenue and operating results. Also, if we are unable to continue our service development in conjunction with SK Telecom, our ability to develop, test, and introduce new services could be materially harmed.
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
     The trading price for our common stock has been volatile, ranging from $5.07 to $8.27 per share during the 52-week period ended June 30, 2008. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:
•	our inability to realize SAB No. 51 gains within the statement of operations upon adoption of SFAS 160 in 2009,

•	impairments of goodwill and other long-lived assets,

•	integrating and operating newly acquired businesses and assets,

•	the seasonality of our business, which has experienced increased revenues in the fourth quarter of our fiscal year, and

•	the general difficulty in forecasting our operating results and metrics, which could result in actual results that differ significantly from expected results.
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
     As part of our business strategy, we have acquired technologies and businesses in the past and expect that we will continue to do so in the future. Since late 2006 through the second quarter of 2008, we completed the acquisition of substantially all of WiderThan Co., Ltd. and the acquisitions of Sony NetServices GmbH, Exomi Oy, Game Trust, Inc. and Trymedia. The failure to adequately manage the costs and address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business and prevent us from realizing the benefits of the acquisitions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable
     (b) Not applicable
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers (in thousands, except per share amounts):

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
	Shares Repurchased	Per Share	Programs	Programs
Period	(In thousands)
5/1/2008 — 5/31/2008	11	$7.01	11	$7.01
6/1/2007 — 6/30/2007	207	6.86	207	6.86

Total	218	$6.87	218	$6.87
In May 2008 the Board of Directors of the company authorized a new share repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding common stock. All of the repurchases in the table above were made through that program.
Item 3. Default Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
An annual meeting of shareholders (Annual Meeting) of the Company was held on June 3, 2008. The matters voted on at the Annual Meeting and votes cast on such matters were as follows:
The election of one Class 2 director to serve until the 2011 Annual Meeting of Shareholders, or until such director’s earlier retirement, resignation or removal, or at the election of his successor.

Directors Elected	For	Withheld
Jonathan D. Klein	130,774,814	1,362,025
     The terms of the following directors continued after the Annual Meeting:
Eric A. Benhamou
Robert Glaser
Edward Bleier
Jeremy Jaech
Kalpana Raina
     The ratification of the appointment of KPMG LLP as the Company’s registered public accounting firm for the fiscal year ended December 31, 2008.

Votes
For	131,411,965
Against	610,187
Broker non-votes	—
Abstain	114,687
Item 5. Other Information
None
Item 6. Exhibits
Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description
10.1	Offer Letter dated July 1, 2008 between RealNetworks, Inc. and John Giamatteo

10.2	Form of MBO Plan Document under the Real Networks, Inc. 2008 Executive Compensation Program

10.3	Form of MBO Plan Document under the RealNetworks, Inc. 2008 Chief Executive Officer Compensation Program

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2008.

REALNETWORKS, INC.
By:	/s/ Michael Eggers
Michael Eggers
	Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Offer Letter dated July 1, 2008 between RealNetworks, Inc. and John Giamatteo

10.2	Form of MBO Plan Document under the Real Networks, Inc. 2008 Executive Compensation Program

10.3	Form of MBO Plan Document under the RealNetworks, Inc. 2008 Chief Executive Officer Compensation Program

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002