Form 10-Q
period 2008-09-30
REALNETWORKS INC
filed 2008-11-10
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of October 31, 2008 was 135,061,961.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$305,143	$476,697
Short-term investments	101,173	79,932
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	70,427	84,674
Deferred costs, current portion	8,221	6,408
Prepaid expenses and other current assets	42,795	33,845

Total current assets	527,759	681,556

Equipment, software, and leasehold improvements, at cost:
Equipment and software	131,254	109,621
Leasehold improvements	30,795	30,632

Total equipment, software, and leasehold improvements, at cost	162,049	140,253
Less accumulated depreciation and amortization	98,877	83,756

Net equipment, software, and leasehold improvements	63,172	56,497
Restricted cash equivalents and investments	14,734	15,509
Equity investments	9,277	9,976
Other assets	17,821	10,161
Deferred tax assets, net	35,564	40,913
Other intangible assets, net	78,656	107,677
Goodwill	315,517	353,153

Total assets	$1,062,500	$1,275,442

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34,384	$56,160
Accrued and other liabilities	111,507	114,136
Deferred revenue, current portion	42,376	39,564
Related party payable	15,663	17,241
Convertible debt	—	100,000
Accrued loss on excess office facilities, current portion	4,299	3,389

Total current liabilities	208,229	330,490
Deferred revenue, non-current portion	1,138	2,663
Accrued loss on excess office facilities, non-current portion	3,864	7,311
Deferred rent	4,680	4,518
Deferred tax liabilities, net, non-current portion	15,178	22,060
Other long-term liabilities	10,644	13,683

Total liabilities	243,733	380,725

Minority interest in Rhapsody America ($83.7 million redemption value at September 30, 2008)	6,297	19,613
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 140,204 shares in 2008 and 142,298 shares in 2007	140	142
Additional paid-in capital	655,872	653,904
Accumulated other comprehensive (loss) income	(43,488)	17,732
Retained earnings	199,946	203,326

Total shareholders’ equity	812,470	875,104

Total liabilities and shareholders’ equity	$1,062,500	$1,275,442

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue (A)	$151,955	$145,095	$452,166	$410,738
Cost of revenue (B)	62,164	56,644	173,202	151,786

Gross profit	89,791	88,451	278,964	258,952

Operating expenses:
Research and development	31,076	26,528	85,147	75,012
Sales and marketing	55,080	52,812	161,730	152,593
Advertising with related party	15,153	7,747	31,733	7,747
General and administrative	15,453	16,750	50,874	51,167
Restructuring costs	—	—	686	—

Subtotal operating expenses	116,762	103,837	330,170	286,519
Antitrust litigation benefit, net	—	—	—	(60,747)

Total operating expenses, net	116,762	103,837	330,170	225,772

Operating (loss) income	(26,971)	(15,386)	(51,206)	33,180

Other income (expenses):
Interest income, net	2,865	7,290	11,198	24,457
Equity in net loss of investments	(226)	—	(424)	(132)
Gain on sale of equity investments, net	—	—	222	132
Minority interest in Rhapsody America	12,337	6,466	29,129	6,466
Gain on sale of interest in Rhapsody America	7,405	7,946	14,502	7,946
Other income, net	818	38	1,636	990

Other income, net	23,199	21,740	56,263	39,859

Income (loss) before income taxes	(3,772)	6,354	5,057	73,039
Income taxes	(728)	(2,012)	(8,436)	(27,409)

Net income (loss)	$(4,500)	$4,342	$(3,379)	$45,630

Basic net income (loss) per share	$(0.03)	$0.03	$(0.02)	$0.30
Diluted net income per share	$(0.03)	$0.03	$(0.02)	$0.27

Shares used to compute basic net income per share	141,975	149,667	142,611	154,670
Shares used to compute diluted net income per share	141,975	163,094	142,611	169,840

Comprehensive income (loss):
Net income (loss)	$(4,500)	$4,342	$(3,379)	$45,630
Unrealized holding losses on short-term and equity investments, net of income taxes	(1,841)	(3,228)	(2,130)	(8,947)
Foreign currency translation gains (losses)	(38,759)	1,206	(59,090)	(453)

Comprehensive income (loss)	$(45,100)	$2,320	$(64,599)	$36,230

(A) Components of net revenue:
License fees	$28,394	$23,869	$82,762	$67,918
Service revenue	123,561	121,226	369,404	342,820

	$151,955	$145,095	$452,166	$410,738

(B) Components of cost of revenue:
License fees	$11,137	$8,436	$31,139	$24,610
Service revenue	51,027	48,208	142,063	127,176

	$62,164	$56,644	$173,202	$151,786

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(3,379)	$45,630
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	38,032	32,865
Stock-based compensation	17,475	17,291
Loss on disposal of equipment, software, and leasehold improvements	157	275
Equity in net loss of investments	198	132
Gain on sale of equity investments, net	(222)	(132)
Excess tax benefit from stock option exercises	(108)	—
Accrued loss on excess office facilities	(2,537)	(3,540)
Unrealized gain on trading securities	—	(5,426)
Purchase of trading securities	—	(270,000)
Deferred income taxes	2,640	(13,224)
Minority interest	(29,129)	(6,466)
Gain on sale of interest in Rhapsody America	(14,502)	(7,946)
Other	111	72
Net change in certain operating assets and liabilities, net of acquisitions:
Trade accounts receivable	12,696	(9,755)
Prepaid expenses and other assets	(26,066)	(11,572)
Accounts payable	(16,766)	(3,349)
Accrued and other liabilities	386	28,334

Net cash used in operating activities	(21,014)	(206,811)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(24,807)	(19,051)
Purchases of short-term investments	(151,378)	(117,762)
Proceeds from sales and maturities of short-term investments	130,136	154,251
Purchases of other intangible assets	(1,808)	(2,723)
Decrease in restricted cash equivalents and investments, net	776	1,800
Payment of acquisition costs, net of cash acquired	(10,192)	(25,316)
Purchase of equity investments	(4,500)	—
Proceeds from sales of equity investments	1,225	1,615

Net cash used in investing activities	(60,548)	(7,186)

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	8,834	14,058
Payments of convertible debt obligations	(100,000)	—
Excess tax benefit from stock option exercises	108	—
Net proceeds from sales of interest in Rhapsody America	31,640	15,007
Repurchase of common stock	(23,062)	(142,150)

Net cash used in financing activities	(82,480)	(113,085)

Effect of exchange rate changes on cash and cash equivalents	(7,512)	(412)

Net decrease in cash and cash equivalents	(171,554)	(327,494)
Cash and cash equivalents, beginning of period	476,697	525,232

Cash and cash equivalents, end of period	$305,143	$197,738

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,170	$28,750

Supplemental disclosure of non-cash investing and financing activities:
Accrued acquisition costs	$—	$310
Accrued acquisition consideration	—	8,596
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Nine Months Ended September 30, 2008 and 2007
Note 1. Summary of Significant Accounting Policies
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
     On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody America) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody America as of September 30, 2008. Rhapsody America’s financial position and operating results have been consolidated into RealNetworks’ financial statements since its formation in August 2007. The minority interest’s proportionate share of income (loss) is included in Minority interest in Rhapsody America in the unaudited condensed consolidated statements of operations and comprehensive income (loss). MTVN’s proportionate share of equity is included in Minority interest in Rhapsody America in the unaudited condensed consolidated balance sheets.
     The Company acquired 99.7% of WiderThan Co., Ltd. (WiderThan) during the quarter ended December 31, 2006. The Company acquired substantially all of the remaining shares of WiderThan during the quarter ended June 30, 2007. The accompanying unaudited condensed consolidated financial statements include 100% of the financial results of WiderThan from the date of acquisition. The minority interest in the earnings of WiderThan for the quarter and nine months ended September 30, 2007 was nominal.
     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
     Accounting for Gains on Sale of Subsidiary Stock. The effects of any changes in the Company’s ownership interest resulting from the issuance of equity capital by consolidated subsidiaries are accounted for as either a gain or loss in the statement of operations pursuant to SAB No. 51, Accounting for the Sales of Stock of a Subsidiary. SAB No. 51 requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations if the appropriate recognition criteria has been met or reflected as an equity transaction. RealNetworks has elected to reflect SAB No. 51 gains or losses in its unaudited condensed consolidated statement of operations.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest shall be accounted for as equity transactions. As a result, beginning in 2009, the gain on sales of interest in Rhapsody America will no longer be recorded in the statement of operations, but will be reflected as a component of shareholders equity. The requirements of SFAS 160 are effective for the Company for periods beginning after December 15, 2008. Early adoption is prohibited. The Company is in the process of evaluating all the impacts of this guidance and therefore has not yet determined the full impact that SFAS 160 will have on the Company’s financial position or results of operations upon adoption.

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
Note 3. Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123R – revised 2004, Share-Based Payment (SFAS 123R). Under the fair value provisions of the statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS 123R. The Company recognized compensation cost related to stock options granted prior to the adoption of SFAS 123R on an accelerated basis over the applicable vesting period using the methodology described in FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company recognizes compensation cost related to options granted subsequent to the adoption of SFAS 123R on a straight-line basis over the applicable vesting period.
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
     The fair value of options granted was determined using the Black-Scholes model and the following weighted average assumptions:

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.95%	4.44%	2.65%	4.56%
Expected life (years)	4.2	4.1	4.2	4.1
Volatility	45%	42%	45%	42%
     Recognized stock-based compensation expense is as follows (in thousands):

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Cost of service revenue	$696	$208	$1,592	$520
Research and development	2,247	1,740	6,307	5,153
Sales and marketing	1,458	2,395	4,798	6,985
General and administrative	1,554	1,641	4,778	4,633

Total stock-based compensation expense	$5,955	$5,984	$17,475	$17,291

     No stock-based compensation was capitalized as part of the cost of an asset during the quarter and nine months ended September 30, 2008 or 2007. As of September 30, 2008, $40.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options, is expected to be recognized over a weighted-average period of 2.6 years.
Note 4. Rhapsody America
Formation
     On August 20, 2007, RealNetworks and MTVN created Rhapsody America to jointly own and operate a business-to-consumer digital audio music service. Under the Rhapsody America venture agreements:

•	RealNetworks contributed its Rhapsody service subscribers, RadioPass subscribers, cash of $16.4 million, contracts, revenue from existing Rhapsody subscribers, marketing materials, player hardware, rhapsody.com and related URLs, certain liabilities, and distribution arrangements in exchange for a 51% equity interest in Rhapsody America. RealNetworks also licensed certain assets to Rhapsody America, including Rhapsody content, Rhapsody technology, the Rhapsody brands and related materials.

•	MTVN contributed its URGE service subscribers, cash, contracts, marketing materials, and revenue from existing URGE subscribers, certain liabilities, plus the note payable described below, in exchange for a 49% equity interest in Rhapsody America. MTVN has also licensed certain assets to Rhapsody America, including URGE content, brands and related materials.

•	In addition to the assets described above, MTVN also contributed a $230 million five-year note payable in consideration for acquiring MTVN’s interest in the venture. Rhapsody America must use the proceeds from the note solely to purchase advertising from MTVN. As MTVN makes payments on the note, Rhapsody America records equity and RealNetworks realizes an immediate appreciation in the carrying value of the Company’s interests in the venture and recognizes a gain if the gain is reasonably assured in accordance with SAB 51. MTVN made payments of $17.0 million and $31.4 million during the quarter and nine months ended September 30, 2008, respectively. As a result, RealNetworks realized and recorded gains of $8.7 million and $16.0 million, as all of the SAB 51 gain criteria were met. As of September 30, 2008, $56.4 million in payments have been made on the note since the formation of Rhapsody America.
     The assets and liabilities contributed by RealNetworks to Rhapsody America have been recorded at their historical cost basis as RealNetworks maintained a controlling interest in the assets and liabilities. The assets and liabilities contributed by MTVN to Rhapsody America have been recorded at their estimated fair values in the unaudited condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007. MTVN’s contribution included identifiable intangible assets with estimated fair values as of the date of formation of $7.6 million. The respective estimated fair values were determined by management as of the date of the acquisition. RealNetworks realized an immediate appreciation in the carrying value of its interests in Rhapsody America and recognized a gain on sale of music interests upon formation of $3.9 million under SAB 51 as all of the gain criteria were met.
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
     As agreed to during the initial formation of Rhapsody America, RealNetworks and MTVN provided additional funding of $17.4 and $16.7 million, respectively, in the quarter ended December 31, 2007, for future operations.
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
     These call and put rights are exercisable upon the occurrence of certain events any time after January 1, 2011 and during certain periods in each of 2012, 2013 and 2014 and every two years thereafter and are not exercisable any time prior to January 1, 2011. If MTVN exercises its put right, RealNetworks has the right to pay a portion of the purchase price for MTVN’s interest in cash and shares of RealNetworks capital stock, subject to certain maximum amounts, with the balance (if any) paid with a note. If RealNetworks exercises its call right, MTVN has the right to demand payment of part of the purchase price for its membership interest in shares of RealNetworks’ capital stock. If a portion of the purchase price for MTVN’s interest is payable in shares of RealNetworks’ capital stock, such shares could consist of common stock representing up to 15% of the outstanding shares of RealNetworks’ common stock immediately prior to the transaction and shares of non-voting stock representing up to an additional 4.9% of the outstanding shares of RealNetworks’ common stock immediately prior to the transaction, representing a maximum of 19.9% of RealNetworks’ capital stock. If RealNetworks pays a portion of the purchase price for MTVN’s membership interest in shares of RealNetworks’ common stock and non-voting stock, RealNetworks other shareholders’ voting and economic interests in RealNetworks could be diluted and MTVN will become one of RealNetworks’ significant shareholders.
     The redemption prices of MTVN’s interest in Rhapsody America under both the call and put rights are calculated based on the provisions within the limited liability agreement, are impacted by the total appraised value of Rhapsody America and assume repayment of the $230 million five-year note payable from MTVN. Once the call right becomes exercisable, the redemption price of MTVN’s interest in Rhapsody America under the call right will be equal to the greater of $230 million or the appraised value of MTVN’s interest in Rhapsody America at the redemption date. Once the put right becomes exercisable, the redemption price of MTVN’s interest in Rhapsody America under the put right will be equal to, upon the occurrence of certain events, the appraised value of MTVN’s interest in Rhapsody America at the redemption date or will be based on a formula that is intended to approximate the appraised value at the redemption date. The hypothetical current redemption price of MTVN’s interest in Rhapsody America under the put right at September 30, 2008 is $83.7 million. The current redemption price has been adjusted under the formula in the limited liability agreement for the remaining outstanding amounts due of $173.6 million on the note payable as of September 30, 2008.
Note 5. Fair Value Measurements
     Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement (SFAS 157), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.  In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, SFAS 157 will have on its non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.
     The adoption of SFAS 157 with respect to financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the financial results of the Company in the third quarter of 2008.  The Company will continue to evaluate the impact, if any, that the implementation of this standard will have on its financial statements as it relates to its non-financial assets and liabilities.
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
The following table presents information about the Company’s financial assets that have been measured at fair value as of September 30, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Fair Value Measurements as of
	September 30, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$138,490	$138,490	$—	$—
Corporate notes and bonds	91,876	91,876	—	—
Short-term investments
Corporate notes and bonds	24,186	24,186	—	—
U.S. government agency securities	76,987	76,987	—	—
Equity investments
Publicly traded investments	4,654	4,654	—	—

Total	$336,193	$336,193	$—	$—

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
     Cash, cash equivalents, trading securities, short-term investments, and restricted cash equivalents and investments as of September 30, 2008 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$74,777	$—	$—	$74,777
Money market mutual funds	138,490	—	—	138,490
Corporate notes and bonds	91,876	—	—	91,876

Total cash and cash equivalents:	305,143	—	—	305,143

Short-term investments:
Corporate notes and bonds	25,097	1	(912)	24,186
U.S. Government agency securities	76,919	119	(51)	76,987

Total short-term investments:	102,016	120	(963)	101,173

Total cash, cash equivalents and short-term investments	$407,159	$120	$(963)	$406,316

Restricted cash equivalents and investments	$14,734	$—	$—	$14,734

     Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2007 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$105,615	$—	$—	$105,615
Money market mutual funds	198,148	—	—	198,148
Corporate notes and bonds	172,934	—	—	172,934

Total cash and cash equivalents	476,697	—	—	476,697

Short-term investments:
Corporate notes and bonds	43,552	—	(981)	42,571
U.S. Government agency securities	37,296	65	—	37,361

Total short-term investments	80,848	65	(981)	79,932

Total cash, cash equivalents, and short-term investments	$557,545	$65	$(981)	$556,629

Restricted cash equivalents and investments	$15,509	$—	$—	$15,509

     At September 30, 2008 and December 31, 2007, restricted cash equivalents and investments represent cash equivalents and short-term investments pledged as collateral against two letters of credit for a total of $14.7 million and $15.5 million, respectively, in connection with two lease agreements.
     Realized gains or losses on sales of available-for-sale securities for the quarters ended September 30, 2008 and 2007 were not significant.
     Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.
     The contractual maturities of available-for-sale investments at September 30, 2008 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Within one year	$93,848	$93,908
Between one year and five years	8,168	7,265

Total available-for-sale investments	$102,016	$101,173

Note 7.	Allowance for Doubtful Accounts Receivable and Sales Returns
     Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful
	Accounts Receivable	Sales Returns
Balances, December 31, 2007	$1,117	$1,338
Additions charged to expenses/revenue	525	2,599
Amounts written off	(323)	(2,797)

Balances, September 30, 2008	$1,319	$1,140

     As of September 30, 2008, one domestic and one international customer accounted for approximately 11% and 15% of trade accounts receivable, respectively. No one customer accounted for more than 10% of total revenue during the quarter or nine months ended September 30, 2008. As of December 31, 2007, one international customer accounted for 19% of trade accounts receivable. The same international customer accounted for 13% of total revenue during the quarter and nine months ended September 30, 2007.

Note 8.	Equity Investments
     As of September 30, 2008 and December 31, 2007, the carrying value of equity investments in publicly traded companies primarily relates to J-Stream Inc. (J-Stream), a Japanese media services company, of which the Company owns approximately 10.6% of the outstanding shares. These equity investments are accounted for as available-for-sale and the increase over the cost basis, net of income taxes, is reflected as a component of accumulated other comprehensive income.
     Summary of equity investments is as follows (in thousands):

	September 30, 2008		December 31, 2007
		Carrying		Carrying
	Cost	Value	Cost	Value
Publicly traded investments	$855	$4,654	$933	$8,085
Privately held investments	5,364	4,623	2,740	1,891

Total equity investments	$6,219	$9,277	$3,673	$9,976

Note 9.	Other Intangible Assets
     Other intangible assets at September 30, 2008 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$70,404	$21,228	$49,176
Developed technology	44,159	23,418	20,741
Patents, trademarks and tradenames	13,099	6,935	6,164
Service contracts and other	6,029	3,454	2,575

Total other intangible assets	$133,691	$55,035	$78,656

     Other intangible assets at December 31, 2007 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$80,435	$15,273	$65,162
Developed technology	48,173	18,539	29,634
Patents, trademarks and tradenames	13,833	5,000	8,833
Service contracts and other	6,815	2,767	4,048

Total other intangible assets	$149,256	$41,579	$107,677

     Amortization expense related to other intangible assets during the quarter and nine months ended September 30, 2008 was $6.5 million and $20.4 million, respectively. Amortization expense related to other intangible assets during the quarter and nine months ended September 30, 2007 was $6.1 million and $17.5 million, respectively.
     As of September 30, 2008, estimated future amortization of other intangible assets is as follows (in thousands):

2008 (remaining three months)	$6,130
2009	23,063
2010	16,961
2011	11,898
2012	10,705
Thereafter	9,899

Total	$78,656

Note 10.	Goodwill
     Changes in goodwill are as follows (in thousands):

Balance, December 31, 2007	$353,153
Increases due to current year acquisitions	1,817
Decreases for the reduction of liabilities assumed related to the acquisition of Sony NetServices GmbH	(538)
Effects of foreign currency translation	(38,915)

Balance, September 30, 2008	$315,517

Note 11.	Accrued and Other Liabilities
     Accrued and other liabilities consist of (in thousands):

	September 30,	December 31,
	2008	2007
Royalties and other fulfillment costs	$48,654	$37,554
Employee compensation, commissions and benefits	19,849	21,639
Sales, VAT and other taxes payable	12,580	18,156
Legal fees and contingent legal fees	2,676	3,439
Other	27,748	33,348

Other	$111,507	$114,136

Note 12.	Loss on Excess Office Facilities
     The accrued loss of $8.2 million for estimated future losses on excess office facilities located near the Company’s corporate headquarters in Seattle Washington at September 30, 2008, is shown net of expected future sublease income of $5.7 million, which was committed under sublease contracts at the time of the estimate. The Company regularly evaluates the market for office space in the cities where it has operations. If the market for such space declines further in future periods, the Company may have to revise its estimates further, which may result in additional losses on excess office facilities.
     A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2007	$10,700
Less amounts amortized from the accrued loss on excess office facilities	(2,537)

Accrued loss on excess office facilities, September 30, 2008	8,163

Less current portion	(4,299)

Accrued loss on excess office facilities, non-current portion	$3,864

Note 13.	Repurchase of Common Stock
     In May 2008, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $50.0 million of its outstanding common stock. During the quarter ended September 30, 2008, the Company purchased 3.6 million shares of its common stock at an average cost of $6.36 per share for an aggregate value of $23.0 million. The Company purchased a total of 3.8 million shares of its common stock at an average cost of $6.39 per share for an aggregate value of $24.5 million under the May 2008 repurchase program and $25.5 million remained authorized as of September 30, 2008.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding used to compute basic net income per share	141,975	149,667	142,611	154,670
Dilutive potential common shares:
Stock options and restricted stock	—	2,677	—	4,420
Convertible debt	—	10,750	—	10,750

Shares used to compute diluted net income per share	141,975	163,094	142,611	169,840

     During the quarter and nine months ended September 30, 2008, 32.1 million shares of common stock potentially issuable from stock options are excluded from the calculation of diluted net income per share because of their antidilutive effect. During the quarter and nine months ended September 30, 2007, 27.8 million and 19.2 million, respectively, shares of common stock potentially issuable from stock options are excluded from the calculation of diluted net income per share because of their antidilutive effect.

Note 15.	Commitments and Contingencies
     Borrowing Arrangements. The Company’s subsidiary, WiderThan, has entered into lines of credit with two Korean domestic banks with an aggregate maximum available limit of $2.4 million at interest rates of approximately 1.6% over the rate earned on the underlying deposits. WiderThan has entered into a separate line of credit with a Korean domestic bank with maximum available limit of $0.8 million bearing interest at 7.3%. During the quarter and nine months ended September 30, 2008, the Company did not draw on these lines of credit and there were no balances outstanding as of September 30, 2008 or December 31, 2007.
     The Company’s subsidiary, WiderThan, uses corporate charge cards issued by a Korean domestic bank with an aggregate line of credit of up to $4.1 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets. In general, the term of the arrangement is one year, with automatic renewal in April of each year. The arrangement may be terminated in writing by mutual agreement between the bank and the Company. The Company is not subject to any financial or other restrictive covenants under the terms of this arrangement.
     The Company’s subsidiary, WiderThan, has a letter of credit of up to $5.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April), which bears interest at 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the quarter and nine months ended September 30, 2008, the Company did not draw on the letter of credit and there was no balance outstanding as of September 30, 2008 or December 31, 2007.

     The Company’s subsidiary, WiderThan, has purchased guarantees amounting to $0.5 million from Seoul Guarantee Insurance which guarantees payments for one year under certain supply contracts the Company has with a customer in Korea.
     Purchase Obligations. As of September 30, 2008, the Company has commitments with third party vendors to pay $11.8 million and $23.4 million through the years ended May 31, 2009 and 2010, respectively. These commitments are ordinary course expenses relating to the Company’s on-going business operations.
     Litigation. On September 30, 2008, the Company filed a declaratory action against Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros. Entertainment, Inc., and Viacom, Inc. and the DVD Copy Control Association (DVD CCA) in the Northern District of California relating to the Company’s RealDVD product, which, among other things, allows consumers to store a copy of DVDs that they own on their computers. On the same day, various movie studios filed suit against the Company in the Central District of California. The Company’s suit asks the court to find that the RealDVD product does not breach the license agreement that the Company entered into with the DVD CCA. The movie studios’ suit alleges that by offering the RealDVD product, RealNetworks has violated the Digital Millennium Copyright Act. The movie studios’ suit was subsequently transferred to the Northern District of California. On October 3, 2008, the Studios obtained a temporary restraining order (TRO) requiring the Company to cease distribution of its RealDVD product. The TRO was extended on October 7, 2008. The Court scheduled a preliminary injunction hearing to address the movie studios’ claim that RealDVD should not be sold pending a final judicial determination of the underlying claims between the parties. The Company believes that RealDVD complies with the law, and the Company intends to vigorously defend the preliminary injunction request and, if necessary, pursue its declaratory judgment action.
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates are still under appeal and are subject to industry-wide settlement negotiations, in some of which the Company is a participant. Additionally, the CRB is currently holding hearings that will determine mechanical royalty rates associated with the statutory license for digital phonorecord deliveries, including tethered downloads. These rates are also subject to industry-wide settlement negotiations. A partial settlement with respect to on-demand streaming and tethered downloads was recently reached between the Digital Media Association (DiMA), the Recording Industry Association of America (RIAA) and the National Music Publishers Association (NMPA), among others. This settlement was recently published by the CRB in an administrative judicial proceeding supervised by the U.S. Copyright Office. This settlement is still subject to comment by industry participants and is not yet final. Finally, the Company is involved in a proceeding in the Southern District of New York that will determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP. The methodology to be used to calculate the royalties is incomplete and contains elements that require negotiation and agreement by the parties in addition to further hearings and decisions by the district court. On July 16, 2008, the court issued its ruling relating to the application of the new rates. The Company is working with ASCAP to make a final determination of amounts due under the court’s ruling. The Company believes it has sufficiently accrued for expected royalties. It is too soon to tell what ultimate effect the district court’s preliminary ruling will have on the Company or what additional royalty amounts, if any, might ultimately be payable to ASCAP.
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
     In June 2003, a lawsuit was filed against the Company and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to allowing users “to search for streaming media files, to create custom playlists, and to listen to the streaming media file sequentially and continuously.” Friskit sought to enjoin the Company from the alleged infringing activity and to recover treble damages from the alleged infringement. The court granted the Company’s motion for summary judgment on July 26, 2007, and invalidated all claims on grounds of obviousness. Friskit has appealed the court’s ruling, and the court heard oral argument on October 7, 2008.
     From time to time the Company is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company is not aware of any other legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third-party claims and certain pending claims are moving closer to trial. The Company expects that its potential costs of defending these claims may increase as the disputes move into the trial phase of the proceedings. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

Note 16.	Segment Information
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. After the formation of Rhapsody America in August 2007, the Company has defined three reportable segments consistent with SFAS 131, based on factors such as how the Company manages its operations and how its Chief Operating Decision Maker reviews results. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which includes the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Music, Consumer and Technology Products and Solutions segments and, therefore, the Company reports these as operating segments as defined by SFAS 131. The accounting policies used to derive segment results are generally the same as those described in Note 1.
     The Music segment includes the operations of Rhapsody America as well as the aspects of its music business not included as part of Rhapsody America. The revenue and costs from these businesses include: digital media subscription services such as Rhapsody and RadioPass and sales of digital music and advertising. These products and services are sold and provided primarily through the Internet, and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.
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
     The Technology Products and Solutions segment includes revenue and costs from: sales of ringback tone, music-on-demand, video-on-demand, messaging, and information services; sales of media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer channels; support and maintenance services sold to customers who purchase software products; broadcast hosting services; and consulting and professional services that are offered to customers. These products and services are primarily sold to corporate customers.
     Amounts that are not included within the above segment descriptions are shown below as Reconciling Amounts. Included within these amounts are items such as interest income and net antitrust litigation benefit.
     Segment income (loss) before income taxes for the quarter ended September 30, 2008 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated
Net revenue	$41,591	$58,731	$51,633	$—	$151,955
Cost of revenue	23,787	14,790	23,587	—	62,164

Gross profit	17,804	43,941	28,046	—	89,791

Operating expenses	42,355	44,476	29,719	212	116,762

Operating income (loss)	(24,551)	(535)	(1,673)	(212)	(26,971)
Total non-operating income, net	19,742	—	—	3,457	23,199

Income (loss) before income taxes	$(4,809)	$(535)	$(1,673)	$3,245	$(3,772)

     Segment income (loss) before income taxes for the nine months ended September 30, 2008 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated
Net revenue	$116,840	$181,121	$154,205	$—	$452,166
Cost of revenue	65,999	41,765	65,438	—	173,202

Gross profit	50,841	139,356	88,767	—	278,964

Operating expenses	107,978	126,137	94,683	1,372	330,170

Operating income (loss)	(57,137)	13,219	(5,916)	(1,372)	(51,206)
Total non-operating income, net	43,631	—	—	12,632	56,263

Income (loss) before income taxes	$(13,506)	$13,219	$(5,916)	$11,260	$5,057

     Segment income (loss) before income taxes for the quarter ended September 30, 2007 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated
Net revenue	$37,658	$54,166	$53,271	$—	$145,095
Cost of revenue	20,891	10,326	25,427	—	56,644

Gross profit	16,767	43,840	27,844	—	88,451

Operating expenses	33,426	36,782	33,428	201	103,837

Operating income (loss)	(16,659)	7,058	(5,584)	(201)	(15,386)
Total non-operating income, net	14,412	—	—	7,328	21,740

Income (loss) before income taxes	$(2,247)	$7,058	$(5,584)	$7,127	$6,354

     Segment income (loss) before income taxes for the nine months ended September 30, 2007 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated
Net revenue	$108,586	$155,393	$146,759	$—	$410,738
Cost of revenue	59,570	28,890	63,326	—	151,786

Gross profit	49,016	126,503	83,433	—	258,952

Operating expenses	82,412	104,503	97,062	(58,205)	225,772

Operating income (loss)	(33,396)	22,000	(13,629)	58,205	33,180
Total non-operating income, net	14,412	—	—	25,447	39,859

Income (loss) before income taxes	$(18,894)	$22,000	$(13,629)	$83,652	$73,039

     The Company’s customers consist primarily of end users located in the U.S., Republic of Korea, Europe and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
United States	$102,363	$91,281	$302,430	$263,870
Europe	27,151	22,150	78,514	60,382
Republic of Korea	12,171	20,591	38,261	57,875
Rest of the World	10,270	11,073	32,961	28,611

Total net revenue	$151,955	$145,095	$452,166	$410,738

     Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	September 30,	December 31,
	2008	2007
United States	$196,293	$186,665
Republic of Korea	172,221	235,728
Europe	81,339	87,181
Rest of the World	7,492	7,753

Total long-lived assets	$457,345	$517,327

     Net assets by geographic location are as follows (in thousands):

	September 30,	December 31,
	2008	2007
United States	$560,902	$576,994
Republic of Korea	173,306	228,153
Europe	75,220	79,410
Rest of the World	9,339	10,160

Total net assets	$818,767	$894,717

     Goodwill is assigned to the Company’s segments as follows (in thousands):

	September 30,	December 31,
	2008	2007
Music	$37,029	$37,029
Consumer	129,158	129,621
Technology products and solutions	149,330	186,503
Total goodwill	$315,517	$353,153

Note 17.	Related Party Transactions
     Transactions with MTVN. As part of the formation of Rhapsody America, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. Rhapsody America is obligated to purchase $230 million in advertising and related integrated marketing on MTVN network properties over a five-year period. During the quarter ended September 30, 2008, Rhapsody America received $17.0 million in cash as a note payment and spent $15.2 million in advertising with MTVN. During the nine months ended September 30, 2008, Rhapsody America received $31.4 million in cash as a note payment and spent $31.7 million in advertising with MTVN. During the year ended December 31, 2007, Rhapsody America received $25.0 million in cash as a note payment and spent $24.4 million in advertising with MTVN.
     MTVN provides various support services directly to Rhapsody America for which it bills the venture directly. Included within the support services are items such as facilities, personnel and overhead which are allocated based on various measures depending on the service provided, including employee headcount, or number of users of a service. MTVN charged costs for the support services, revenue and related costs for the quarter and nine months ended September 30, 2008 were $0.1 million and $1.1 million, respectively. These amounts are included in the unaudited condensed consolidated financial statements within the related party payable of $15.7 million as of September 30, 2008.

     The Company also agreed to grant options to acquire shares of RealNetworks, Inc. common stock to Rhapsody America employees as part of the venture with MTVN and has included the expense associated with these options in its statement of operations and comprehensive income. MTVN’s share of the expense associated with the stock options granted to Rhapsody America employees is calculated based on its ownership percentage and is billed directly by the Company to MTVN under a separate agreement. The Company has charged $0.2 million to MTVN related to stock options since the formation of the venture. This amount was paid in full by MTVN prior to September 30, 2008.
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

Note 18.	Convertible Debt
     During the quarter ended September 30, 2008, the Company repurchased $100.0 million of its outstanding convertible debt. After the repurchase, no convertible debt remains outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about RealNetworks’ industry, products, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements with respect to:
•	future revenues, income taxes, tax benefits, net income per diluted share, acquisition costs and related amortization, and other measures of results of operations;

•	the effects of our acquisitions, including WiderThan, Sony NetServices GmbH, Exomi Oy and Trymedia, and our position as a technology services provider for leading wireless carriers;

•	plans, strategies and expected opportunities for growth, increased profitability and innovation in 2008 and future years;

•	the creation of new strategic partnerships and broadening of existing strategic partnerships and the advantages and growth we will achieve as a result of such partnerships (including in connection with our Games, Music and Technology Products and Solutions businesses);

•	the expected growth and profitability of our Technology Products and Solutions business;

•	the governance, management, accounting and integration of our Rhapsody America venture;

•	the dilutive impact on our shareholders if the call or put rights contained in the limited liability agreement for Rhapsody America are exercised and result in the issuance of additional shares of our common stock;

•	the financial performance and growth of our Games business, including future international growth;

•	RealNetworks’ intention to separate its games business, distribute shares of the newly created games company to its shareholders, the potential sale of up to 20% of the shares of the new games company in an initial public offering and the anticipated tax-free nature of the proposed transactions;

•	the migration of our Media Software and Services businesses from general purpose subscription businesses toward premium services and free-to-consumer services, the popularity of the RealPlayer and our expected introduction of new products and innovations in our Media Software and Services business;

•	our ability to grow our Music business, including opportunities for us to become the platform of choice for the consumer electronics industry, the integration of our Rhapsody DNA into the digital devices of an expanding list of partners and our plans to introduce additional innovations;

•	the effect of future interoperability on our Music business, the significance of growth opportunities in the digital music market and our expectations for short-term progress and long-term success in our Music business;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact music publishing royalty rates;

•	the potential outcomes and effects of claims and legal proceedings on our business, prospects, financial condition or results of operations;

•	our financial position and the availability of resources;

•	our expectations regarding acquisition activity in 2008 and our focus on the integration of completed acquisitions;

•	our relationships with our employees;

•	future competition; and

•	the degree of seasonality in our revenue.
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
     We also intend to use our strong cash position to continue to seek acquisition opportunities to further our strategic initiatives and to enhance our competitive position. In recent years, we have focused our acquisition efforts principally to identify and acquire targets (1) with complementary technologies and products to ours in order to accelerate and supplement our research and development efforts, (2) to increase the distribution of our products and services into new geographies and (3) to gain significant new customers. For example, our Technology Products and Solutions business acquired WiderThan in 2006 to obtain a new set of products and technologies including ringback tone and music-on-demand businesses for mobile carriers. The WiderThan acquisition also expanded our geographic reach into South Korea and brought us a new strategic relationship with SK Telecom in South Korea. Subsequent to our acquisition of WiderThan, we acquired Sony NetServices in 2007 to expand our presence in Europe for our ringback tone and music-on-demand products and to enhance our strategic relationship with Vodafone. Similarly, in our Games business, we acquired Zylom in 2006 to expand our presence in Europe and Trymedia in April 2008 to expand the distribution of our casual games to a wide variety of new customers through Trymedia’s existing syndication business.
     We have recently focused our efforts on growing our Music and Consumer businesses through both internal initiatives, third party distribution and strategic acquisitions of businesses and technologies. Through our agreement with Verizon Wireless, we have expanded our Rhapsody subscription music service, which is provided through Rhapsody America, into the mobile carrier market. We have also increased our focus on “free-to-consumer” products and services, such as providing free music streaming for top music websites and downloadable games monetized through advertising. These products and services generate advertising revenue and are also designed to increase the exposure of our paid digital music and games products and services to consumers. We believe that the weakness of the economy and credit market turmoil will continue to negatively impact consumer and advertising spending, which in turn, may negatively affect our revenue in future periods. In addition, we expect our revenue to be impacted by the increased volatility in foreign exchange rates, particularly if the US dollar continues to gain strength against the euro and the Korean won.
     Our Technology Products and Solutions business consists of system software license sales and application service provider (ASP) services, which include ringback tones, music-on-demand, video-on-demand and messaging services. Our traditional system software sales have been negatively impacted primarily by the competitive effects of Microsoft, which bundles its competing technology with its market leading operating systems and server software. In December 2003, we filed suit against Microsoft in U.S. District Court to redress what we believed were illegal, anticompetitive practices by Microsoft. In October 2005, we entered into a settlement agreement with Microsoft regarding the settlement of all antitrust disputes worldwide, and we also entered into two commercial agreements related to our digital music and casual games businesses. The settlement agreement contained cash payments to us totaling approximately $761 million, the final installment of which we received in the quarter ended March 31, 2007, and the transactions under the commercial agreements have also concluded. While the payments we received under the settlement agreement have significantly enhanced our cash position and impact the comparability of our overall results of operations in 2007 and the results of operations in 2008, we do not expect that the completion of Microsoft’s obligations under the settlement agreement and the commercial agreements will materially impact our prospects or business strategies in future periods.
     In response to the slowing growth of our system software sales business we began to shift our focus to growing our ASP services, which we significantly enhanced by acquiring WiderThan in 2006. We believe that the transition to an ASP business model will create a more stable, recurring, and scalable revenue stream compared with our traditional system software license sales model. In addition, we have continued to de-emphasize our systems integration business primarily because it has lower margins and does not generate consistent recurring revenue streams. This shift away from the systems integration business to our ASP business has resulted in declines in our Technology Products and Solutions revenue in the quarter ended September 30, 2008.

     On May 8, 2008 we announced that we intend to separate our casual games business into an independent company and to distribute shares of the newly created games company to our shareholders. We also announced that we may precede the spin-off with an initial public offering (IPO) and sale of up to 20% of the shares of the new games company. We expect that either a spin-off or an IPO and subsequent spin-off will be tax-free to our shareholders. In addition to final approval by the our board of directors, completion of the transaction will be subject to a number of factors, including the effectiveness of a registration statement, the receipt of a favorable letter ruling from the Internal Revenue Service, the receipt of an opinion of tax counsel, market conditions, as well as the execution of inter-company agreements and other matters. We do not expect to make any filings with the Securities and Exchange Commission relating to the separation of the games business in 2008.
     In the quarter ended September 30, 2008, total revenue grew 5% as compared with the quarter ended September 30, 2007 due primarily to continued growth in subscribers to services offered by our Music and Consumer segments, which accounted for a majority of the increase. Consumer revenue growth during the quarter ended September 30, 2008 was also driven by the effects from the April 2008 acquisition of Trymedia.
     We manage our business, and correspondingly report segment revenue and profit (loss), based on three segments: Music, Consumer and Technology Products and Solutions, each of which is described further below under “Revenue by Segment,” “Consumer Revenue” and “Costs of Revenue by Segment.”
Critical Accounting Policies and Estimates
     The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:
•	Revenue recognition;

•	Estimating music publishing rights and music royalty accruals;

•	Recoverability of deferred costs;

•	Estimating allowances for doubtful accounts and sales returns;

•	Estimating losses on excess office facilities;

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;

•	Valuation of other intangible assets;

•	Valuation of goodwill;

•	Stock-based compensation;

•	Minority interest;

•	Accounting for gains on sale of subsidiary stock;

•	Accounting for income taxes; and

•	Accounting for taxes collected from customers.
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
     Stock-Based Compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R). Under the provisions of SFAS No. 123R, which we adopted as of January 1, 2006, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period, which is the vesting period. The Black-Scholes model requires various highly judgmental assumptions including volatility in our common stock price and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from the amounts recorded in our consolidated statement of operations. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.
     Minority Interests. We record minority interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the minority interest partners in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB No. 51). Redeemable minority interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value are accounted for in accordance with ARB No. 51. As of September 30, 2008 and December 31, 2007, our minority interests solely related to redeemable minority interests in Rhapsody America. Minority interest expense (benefit) is included in the unaudited condensed consolidated statements of operations and comprehensive income for 2008.

     Accounting for Gains on Sale of Subsidiary Stock. We account for any changes in our ownership interest resulting from the issuance of equity capital by consolidated subsidiaries as either a gain or loss in the statement of operations pursuant to SAB No. 51 Accounting for the Sales of Stock of a Subsidiary. SAB No. 51 requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations if the appropriate recognition criteria has been met or reflected as an equity transaction. We have elected to reflect SAB No. 51 gains or losses in our consolidated statements of operations and comprehensive income.
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
     As of September 30, 2008, there have been no material changes to our uncertain tax positions disclosures as provided in Note 15 of our 2007 Annual Report on Form 10-K. We do not anticipate that the total unrecognized tax benefits will significantly change within the next twelve months.
     We file numerous consolidated, combined, and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993. We are currently under California Franchise Tax Board income tax audit for the consolidated group RealNetworks, Inc. and subsidiaries for the years ended December 31, 2005 and 2006. During the current quarter, an income tax audit by the United States Internal Revenue Service for our wholly-owned subsidiary WiderThan Americas, Inc. for the period ended December 31, 2005 was closed with no adjustments.
     Accounting for Taxes Collected From Customers. We collect various types of taxes from our customers, assessed by governmental authorities, that are imposed on and concurrent with revenue-producing transactions. Such taxes are recorded on a net basis and are not included in our net revenue.
Revenue by Segment
     Revenue by segment is as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2008	Change	2007	2008	Change	2007
Music	$41,591	10%	$37,658	$116,840	8%	$108,586
Consumer	58,731	8	54,166	181,121	17	155,393
Technology Products and Solutions	51,633	(3)	53,271	154,205	5	146,759

Total net revenue	$151,955	5%	$145,095	$452,166	10%	$410,738

     Revenue by segment as a percentage of total net revenue is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Music	27%	26%	26%	26%
Consumer	39	37	40	38
Technology Products and Solutions	34	37	34	36

Total net revenue	100%	100%	100%	100%

     Music. Music revenue primarily includes revenue from: our Rhapsody and RadioPass subscription services; sales of digital music content through our mp3 store, Rhapsody service and our RealPlayer music store; and advertising from our music websites. These products and services are sold and provided primarily through our distribution partners and the Internet and we charge customers’ credit cards at the time of sale. Billings for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.
     Prior to the quarter ended September 30, 2008, our Music revenue growth had slowed due primarily to continuing challenges facing our subscription music business, including low consumer awareness of subscription music services, Apple’s dominance of the portable mp3 player business, limited distribution of music devices that are compatible with our subscription services, and the persistent availability of “free,” unlicensed music content from peer-to-peer services. In response, we have shifted our business strategy and marketing efforts toward new initiatives including the launches of our new online mp3 store and our Rhapsody subscription service with Verizon Wireless, as well as the development of music-discovery services for consumer music websites, such as Yahoo!, MTV.com and the iLike application on Facebook. These initiatives were launched on June 30, 2008 and contributed to an increase in the rate of growth of our Music revenue for the quarter ended September 30, 2008. Additionally, as part of a strategic relationship between Yahoo! and us, Yahoo! Music Unlimited subscribers that chose to migrate to Rhapsody’s digital music service were converted from Yahoo! Music Unlimited subscribers to Rhapsody subscribers during the quarter ended September 30, 2008.
     Music revenue increased 10% and 8% during the quarter and nine months ended September 30, 2008, respectively, compared with the quarter and nine months ended September 30, 2007. Growth in revenue from our Rhapsody subscription music service accounted for $3.5 million and $10.5 million of the increase for the quarter and nine months ended September 30, 2008, respectively. Subscriber and related revenue growth were primarily driven by our launch of a new distribution channel with Verizon Wireless and the one-time migration of Yahoo! Music Unlimited subscribers who chose to convert to Rhapsody. An increase in the number of digital music tracks sold during the quarter and nine months ended September 30, 2008, respectively, contributed approximately $1.3 million and $0.8 million to the increase. The increase in sales of digital music tracks was due primarily to the launch of our new mp3 store on June 30, 2008. These increases were offset by a decline in revenue from our RadioPass music subscription services of approximately $1.2 million and $4.0 million for the quarter and nine months ended September 30, 2008, respectively, due primarily to a decline in subscribers to these services. No other single factor contributed materially to the changes during the periods.
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
     Consumer revenue increased 8% and 17% during the quarter and nine months ended September 30, 2008, compared with the quarter and nine months ended September 30, 2007, respectively. Factors contributing to the changes in revenue are discussed below in the sections included within Consumer revenue.
     Technology Products and Solutions. Technology Products and Solutions revenue is derived from: products and services that enable wireless carriers, cable companies, and other media and communications companies to distribute digital media content to PCs, mobile phones, and other non-PC devices. Application services revenue consists of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services, and are primarily sold to wireless carriers. Software revenue consists of Helix system software and related authoring and publishing tools, digital rights management technology, messaging gateways, and support and maintenance services that we sell to customers who purchase these products. We also offer broadcast hosting and consulting services to our customers. These products and services are primarily sold to corporate, government and educational customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered.

     Technology Products and Solutions revenue decreased 3% during the quarter ended September 30, 2008, compared with the quarter ended September 30, 2007. The decrease during the quarter was due primarily to a decrease in systems integration revenue of approximately $5.4 million. The decrease was partially offset by an increase in revenue from application services provided to wireless carriers, including ringback tones, music-on-demand, inter-carrier messaging, and video-on-demand services of approximately $3.4 million during the quarter. Technology Products and Solutions revenue increased 5% during the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007, due primarily to an increase in revenue from application services provided to wireless carriers of approximately $20.6 million. This increase was offset by a decrease in systems integration revenue of approximately $11.2 million as compared with the prior period. The increases in revenue from application services to wireless carriers during the quarter and nine months ended September 30, 2008 were due primarily to increased usage and users of the services we provide. The decline in systems integration revenue during the quarter and nine months was due primarily to a shift away from our lower-margin systems integration business to focus on our application service provider business. No other single factor contributed materially to the change during the periods.
Consumer Revenue
     A further analysis of our Consumer revenue is as follows (dollars in thousands):

	Quarters Ended September 30,			Nine Months Ended September 30,
	2008	Change	2007	2008	Change	2007
Games	$34,200	19%	$28,820	$100,943	30%	$77,617
Media Software and Services	24,531	(3)	25,346	80,178	3	77,776

Total consumer products and services revenue	$58,731	8%	$54,166	$181,121	17%	$155,393

     Games. Games revenue primarily includes revenue from: the sale of individual games through our RealArcade service and our Games related websites; our GamePass and FunPass subscription service; and advertising through RealArcade and our Games related websites and distribution of third-party software products.
     Games revenue increased 19% and 30% during the quarter and nine months ended September 30, 2008, respectively, compared with the quarter and nine months ended September 30, 2007. Revenue associated with our Trymedia acquisition, which was consummated on April 1, 2008, accounted for approximately $4.0 million and $8.1 million of the increases during the quarter and nine months ended September 30, 2008, respectively. Increases in subscription revenue generated through our RealArcade service and our websites accounted for approximately $1.7 million and $8.5 million of the increases during the quarter and nine months ended September 30, 2008, respectively. Increases in the number of subscribers to our FunPass product accounted for a significant portion of the increase in subscription revenue for both the quarter and nine months ended September 30, 2008. Revenue associated with the distribution of third-party products increased approximately $1.0 million and $2.9 million during the quarter and nine months ended September 30, 2008, respectively, due primarily to an increased focus on the distribution of these products. The increases for the quarter ended September 30, 2008 were offset by a decrease in sales of individual games of approximately $1.4 million. No other single factor contributed materially to the change during the periods.
     While our Games revenue grew during the quarter and nine months ended September 30, 2008 compared with the quarter and nine months ended September 30, 2007, our Games revenue growth slowed in 2008, and revenue for the quarter ended September 30, 2008 declined by 2% from the quarter ended June 30, 2008. The slowing revenue growth, as well as the decline in revenue from the quarter ended June 30, 2008 are primarily attributed to a decline in sales of individual games.
     Media Software and Services. Media Software and Services revenue primarily includes revenue from: our SuperPass and stand-alone premium video subscription services; premium versions of RealPlayer such as RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to our Music and Games businesses.
     Media Software and Services revenue decreased 3% during the quarter ended September 30, 2008, compared with the quarter ended September 30, 2007. This decrease was due primarily to a decrease in subscribers to, and related revenue from, our SuperPass subscription service totaling approximately $1.9 million, offset by an increase in the number of licenses sold for our premium versions of RealPlayer totaling approximately $0.7 million. Media Software and Services revenue increased 3% during the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007. This increase was due primarily to an increase in revenue of approximately $5.3 million from distribution of third-party products related to our campaign to encourage consumers to upgrade to RealPlayer 11 and a $2.8 million increase in the number of licenses sold for premium versions of RealPlayer. The increase for the nine months was offset by a decrease in subscribers to our SuperPass service, and related subscription revenue, totaling approximately $4.2 million. No other single factor contributed materially to the change during the periods.
     Media Software and Services revenue for the quarter ended September 30, 2008, decreased sequentially from the quarter ended June 30, 2008, by approximately $4.7 million. This decrease was due primarily to a decline in revenue from distribution of third-party products related to the end of the upgrade cycle for our new version of RealPlayer. The upgrade cycle was substantially completed during the quarter ended June 30, 2008.
Geographic Revenue
     Revenue by geographic region is as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2008	Change	2007	2008	Change	2007
United States	$102,363	12%	$91,281	$302,430	15%	$263,870
Europe	27,151	23	22,150	78,514	30	60,382
Republic of Korea	12,171	(41)	20,591	38,261	(34)	57,875
Rest of the world	10,270	(7)	11,073	32,961	15	28,611

Total net revenue	$151,955	5%	$145,095	$452,166	10%	$410,738

     Revenue in the U.S. increased 12% and 15% for the quarter and nine months ended September 30, 2008, respectively, compared with the quarter and nine months ended September 30, 2007. The increases were due primarily to growth in our Consumer and Music segments, including the acquisition of Trymedia in April 2008. Trymedia contributed approximately $4.0 million and $8.1 million of the increases during the quarter and nine months ended September 30, 2008, respectively. See Revenue by Segment — Games and Music above for further discussion of these changes.
     Revenue in Europe increased 23% and 30% during the quarter and nine months ended September 30, 2008, respectively, compared with the quarter and nine months ended September 30, 2007. The increases were due primarily to the continued growth of our Games and Technology Products and Solutions businesses in Europe. The growth in our Games business was due primarily to increased subscription revenue of approximately $1.5 million and $4.9 million of revenue in Europe during the quarter and nine months ended September 30, 2008, respectively. The growth in our Technology Products and Solutions business was due primarily to increased subscribers and increased usage of our application services to wireless carriers that accounted for approximately $0.9 million and $9.2 million of revenue in Europe during the quarter and nine months ended September 30, 2008, respectively. See Revenue by Segment -Games and Technology Products and Solutions above for further discussion of these changes.
     Revenue in the Republic of Korea decreased 41% and 34% for the quarter and nine months ended September 30, 2008, respectively, compared with the quarter and nine months ended September 30, 2007. These decreases were due primarily to a decline in revenue from our systems integration business of approximately $5.0 million and $9.6 million during the quarter and nine months ended September 30, 2008, respectively. See Revenue by Segment — Technology Products and Solutions above for further discussion of these changes.
License and Service Revenue
     License fees and Service revenue in accordance with SEC regulations, are as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2008	Change	2007	2008	Change	2007
License fees	$28,394	19%	$23,869	$82,762	22%	$67,918
Service revenue	123,561	2	121,226	369,404	8	342,820

Total net revenue	$151,955	5%	$145,095	$452,166	10%	$410,738

     License fees and Service revenue as a percentage of total revenue are as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
License fees	19%	16%	18%	17%
Service revenue	81	84	82	83

Total net revenue	100%	100%	100%	100%

     License Fees. License fees primarily include revenue from sales of: content such as game licenses and digital music tracks; our media delivery system software; premium versions of our RealPlayer and related products; messaging gateways to mobile carriers; and sales and distribution of third-party products. License fees include revenue from all of our reporting segments.
     License revenue increased 19% and 22% during the quarter and nine months ended September 30, 2008, respectively, compared with the quarter and nine months ended September 30, 2007. The increases were due primarily to revenue generated from our Trymedia acquisition totaling approximately $4.0 million and $8.0 million, respectively. An increase in the number of licenses sold for our premium versions of RealPlayer totaling approximately $2.8 million also contributed to the increase during the nine months ended September 30, 2008. No other single factor contributed materially to the change during the periods.
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
     Service revenue increased 2% and 8% during the quarter and nine months ended September 30, 2008, respectively, compared with the quarter and nine months ended September 30, 2007. The respective increases during the quarter and nine months ended September 30, 2008, were due primarily to increased subscription revenue from our Music and Games businesses totaling approximately $4.0 million and $15.0 million, respectively, increased revenue from greater distribution of third-party products from our Consumer segment totaling approximately $1.8 million and $8.2 million, respectively, and increased revenue from application services of approximately $3.4 million and $20.6 million, respectively. These increases were offset by a decrease in system integration revenue of approximately $5.4 million and $11.2 million, as well as a decrease in subscription revenue from our Media Software and Services business of approximately $1.9 million and $4.2 million during the quarter and nine months ended September 30, 2008, respectively. No other single factor contributed materially to the change during the periods.
Deferred Revenue
     Deferred revenue is comprised of unrecognized revenue and prepayments related to application services, unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Total deferred revenue at September 30, 2008, was $43.5 million compared with $42.2 million at December 31, 2007. The change in deferred revenue was due primarily to an increase in unearned music subscription revenue. No other single factor contributed materially to the change during the period.
Cost of Revenue by Segment
     Cost of revenue by segment is as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2008	Change	2007	2008	Change	2007
Music	$23,787	14%	$20,891	$65,999	11%	$59,570
Consumer	14,790	43	10,326	41,765	45	28,890
Technology products and solutions	23,587	(7)	25,427	65,438	3	63,326

Total cost of revenue	$62,164	10%	$56,644	$173,202	14%	$151,786

     Cost of revenue as a percentage of segment revenue is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Music	57%	55%	56%	55%
Consumer	25	19	23	19
Technology products and solutions	46	48	42	43

Total cost of revenue	41%	39%	38%	37%

     Cost of Music. Cost of Music revenue consists primarily of cost of content and delivery of the content included in our music subscription service offerings; royalties paid on sales and streams of music; hardware devices and accessories; and fees paid to third-party vendors for order fulfillment and support services. Cost of Music revenue increased 14% and 11% during the quarter and nine months ended September 30, 2008, respectively, compared with the quarter and nine months ended September 30, 2007, due primarily to increased costs to provide content including royalties of approximately $1.7 million and $5.9 million, respectively, related to an increase in the number of subscribers to our music subscription services. No other single factor contributed materially to the change during the periods.
     Cost of Consumer. Cost of Consumer revenue consists primarily of cost of content and delivery of the content included in our digital media subscription service offerings; royalties paid on sales of games and other third-party products; amounts paid for licensed technology; costs of product media, duplication, manuals and packaging materials; and fees paid to third-party vendors for order fulfillment and support services. Cost of Consumer revenue increased 43% and 45% during the quarter and nine months ended September 30, 2008, respectively, compared with the quarter and nine months ended September 30, 2007. The increase during the quarter ended September 30, 2008 was due primarily to cost of revenue associated with revenue attributable to the acquisition of Trymedia, which accounted for approximately $2.5 million of the increase. During the nine months ended September 30, 2008, cost of revenue associated with the acquisition of Trymedia accounted for approximately $4.9 million of the increase. Increases in costs related to subscriber growth in our Consumer subscription services contributed an additional $3.8 million during the nine months ended September 30, 2008. No other single factor contributed materially to the changes during the periods. The increase of costs of content were primarily responsible for the increase of costs as a percentage of revenue. Cost of Consumer revenue as a percentage of Consumer revenue for the quarter and nine months ended September 30, 2008, was negatively impacted by the acquisition of Trymedia. Trymedia’s gross margins are generally lower than our other Consumer segment products.
     Cost of Technology Products and Solutions. Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology, costs of product media, duplication, manuals, packaging materials, fees paid to service carriers and third-party vendors for order fulfillment, cost of personnel providing support and consulting services, and expenses incurred in providing our streaming media hosting services. Cost of Technology Products and Solutions revenue decreased 7% during the quarter ended September 30, 2008, compared with the quarter ended September 30, 2007. The decrease in costs was related to a decrease in costs of systems integration revenue of approximately $4.1 million. This decrease was partially offset by an increase in cost of revenue from application services provided to wireless carriers of approximately $2.0 million. Cost of Technology Products and Solutions revenue increased 3% during the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007, due primarily to an increase in cost of revenue from application services provided to wireless carriers of approximately $8.9 million. This increase was offset by a decrease in cost of system integration revenue of approximately $7.8 million as compared with the prior period. No other single factor contributed materially to the changes during the periods.
Cost of License and Service Revenue
     Cost of revenue is as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2008	Change	2007	2008	Change	2007
License fees	$11,137	32%	$8,436	$31,139	27%	$24,610
Service revenue	51,027	6	48,208	142,063	12	127,176

Total cost of revenue	$62,164	10%	$56,644	$173,202	14%	$151,786

     Cost of revenue as a percentage of related revenue is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
License fees	39%	35%	38%	36%
Service revenue	41	40	38	37

Total cost of revenue	41%	39%	38%	37%

     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, amortization of acquired technology, costs of product media, duplication, manuals, packaging materials, and fees paid to third-party vendors for order fulfillment. Cost of license fees increased 32% and 27% during the quarter and nine months ended September 30, 2008, respectively, compared with the quarter and nine months ended September 30, 2007, due primarily to increased costs of content related to revenue associated with the acquisition of Trymedia which totaled approximately $2.3 million and $4.8 million, respectively. These increases accounted for substantially all of the change for the quarter and the nine months ended September 30, 2008.
     Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings, cost of in-house and contract personnel providing support, amortization of acquired technology, and consulting services, royalties, and expenses incurred in providing our streaming media hosting services. Content costs are expensed over the period the content is available to our subscription services customers. Cost of service revenue increased 6% and 12% during the quarter and nine months ended September 30, 2008, respectively, compared with the quarter and nine months ended September 30, 2007. The respective increases were due primarily to increased content costs resulting from increased subscribers to our Music and Consumer subscription services totaling approximately $2.1 million and $9.6 million as well as costs associated with increased sales of application services of approximately $2.0 million and $8.9 million. These increases were offset by decreased costs resulting from decreased systems integration revenue of approximately $4.1 million and $7.8 million. No other single factor contributed materially to the changes during the periods.
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

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2008	Change	2007	2008	Change	2007
Research and development	$31,076	17%	$26,528	$85,147	14%	$75,012
As a percentage of total net revenue	20%		18%	19%		18%
     Research and development expenses, including non-cash stock-based compensation, increased 17% and 14% during the quarter and nine months ended September 30, 2008, respectively, compared with the quarter and nine months ended September 30, 2007. These increases were due primarily to an overall increases in personnel and related costs from our acquisitions of Trymedia (acquired in April 2008) and Game Trust (acquired in October 2007). Trymedia accounted for approximately $1.6 million and $3.0 million of the increased costs during the quarter and nine months, respectively. Game Trust accounted for approximately $0.8 million and $2.5 million of the increased costs during the quarter and nine months, respectively. No other single factor contributed materially to the increases during the periods. The increases in research and development expenses as a percentage of total net revenue for the quarter and nine months ended September 30, 2008 were due primarily to a higher growth rate of total research and development expenses.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing costs and changes are as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2008	Change	2007	2008	Change	2007
Sales and marketing	$55,080	4%	$52,812	$161,730	6%	$152,593
As a percentage of total net revenue	36%		36%	36%		37%
     Sales and marketing expenses, including non-cash stock-based compensation, increased 4% and 6% during the quarter and nine months ended September 30, 2008, respectively, compared with the quarter and nine months ended September 30, 2007. An additional $5.0 million and $10.5 million was spent to promote our new mp3 store and Rhapsody, our music subscription product, during the quarter and nine months ended September 30, 2008, respectively. These increases were offset by reduced personnel and related costs of approximately $2.0 million and $3.9 million, respectively, arising from a reduction in sales and marketing headcount. These changes accounted for substantially all of the total increase in sales and marketing expenses during the quarter and nine months ended September 30, 2008, respectively. No other single factor contributed materially to the increases during the periods. The decrease in sales and marketing expenses as a percentage of total net revenue for the nine months ended September 30, 2008 was due to higher growth rate of total net revenue.
General and Administrative
     General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and changes are as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2008	Change	2007	2008	Change	2007
General and administrative	$15,453	(8)%	$16,750	$50,874	(1)%	$51,167
As a percentage of total net revenue	10%		12%	11%		12%
     General and administrative expenses, including non-cash stock-based compensation, decreased 8% and 1% during the quarter and nine months ended September 30, 2008, respectively, compared with the quarter and nine months ended September 30, 2007. Decreases in personnel related costs of approximately $0.7 million accounted for substantially all of the decrease in general and administrative expenses during the quarter ended September 30, 2008. No other single factor contributed materially to the decreases during the periods. The decreases in general and administrative expenses as a percentage of total net revenue were due to a higher growth rate of total net revenue.
Advertising with Related Party
     Rhapsody America is obligated to purchase $230 million in advertising and related integrated marketing on MTVN cable channels over the term of the agreement. During the quarter and nine months ended September 30, 2008, Rhapsody America spent $15.2 million and $31.7 million in advertising with MTVN, respectively. During the quarter and nine months ended September 30, 2007, Rhapsody America spent $7.7 million in advertising with MTVN.
Antitrust Litigation Benefit, Net
     On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. Antitrust litigation benefit, net consists of settlement income, legal fees, personnel costs, communications, equipment, technology and other professional services costs incurred directly attributable to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union. No antitrust litigation benefit, net was recorded during the quarter and nine months ended September 30, 2008. Antitrust litigation benefit, net of $60.7 million was recorded during the quarter ended March 31, 2007 when we received the final payment under the settlement.
Other Income, Net
     Other income, net consists primarily of: interest income on our cash, cash equivalents, trading securities, and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt and equity in net loss of investments. Other income, net and quarter-over-quarter changes are as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2008	Change	2007	2008	Change	2007
Interest income, net	$2,865	(61)%	$7,290	$11,198	(54)%	$24,457
Equity in net loss of investments	(226)	n/a	—	(424)	221	(132)
Gain on sale of equity investments, net	—	n/a	—	222	68	132
Minority interest in Rhapsody America	12,337	91	6,466	29,129	350	6,466
Gain on sale of interest in Rhapsody America	7,405	(7)	7,946	14,502	83	7,946
Other income, net	818	2,053	38	1,636	65	990

Other income, net	$23,199	7%	$21,740	$56,263	41%	$39,859

     Other income, net increased during the quarter ended September 30, 2008 due primarily to a gain from minority interest in Rhapsody America offset by a decrease in yields from our investments. The increase for the nine months ended September 30, 2008, was due primarily to the minority interest in Rhapsody America as well as the gains recognized on the sale of interest in Rhapsody America, which were offset in part by a decrease in interest income due to a decrease in yields from our investments.
Income Taxes
     During the quarters ended September 30, 2008 and 2007, we recognized income tax expense of $0.7 million and $2.0 million, respectively, related to U.S. and foreign income taxes. During the nine months ended September 30, 2008 and 2007, we recognized income tax expense of $8.4 million and $27.4 million, respectively, related to U.S. and foreign income taxes. The decreases in income tax expense were a result of changes in income before income tax. The increases in tax expense as a percentage of pre-tax income during the quarter and nine months ended September 30, 2008, were the result of our lower net income combined with losses not benefited in certain foreign jurisdictions.
     As of September 30, 2008, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 15 of the 2007 Annual Report on Form 10-K. We do not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     We file numerous consolidated, combined, and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993. We are currently under California Franchise Tax Board income tax audit for the consolidated group RealNetworks, Inc. and subsidiaries for the years ended December 31, 2005 and 2006. During the current quarter, an income tax audit by the United States Internal Revenue Service for our wholly-owned subsidiary WiderThan Americas, Inc. for the period ended December 31, 2005 was closed with no adjustments.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which will change the accounting and reporting for minority interests,which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest shall be accounted for as equity transactions. As a result, beginning in 2009, the gain on sales of interest in Rhapsody America will no longer be recorded in the statement of operations, but will be reflected as a component of shareholders equity. The requirements of SFAS 160 are effective for the Company for periods beginning after December 15, 2008. Early adoption is prohibited. We are in the process of evaluating all the impacts of this guidance and therefore have not yet determined the full impact that SFAS 160 will have on our financial position or results of operations upon adoption.
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

Liquidity and Capital Resources
     The following summarizes working capital, cash, cash equivalents, trading securities, short-term investments, and restricted cash (in thousands):

	September 30,	December 31,
	2008	2007
Working capital	$319,530	$351,066
Cash, cash equivalents, and short-term investments	406,316	556,629
Restricted cash	14,734	15,509
     Cash, cash equivalents, and short-term investments decreased primarily due to the repayment of our $100.0 million convertible debt obligation, the use of cash in operations, repurchases made on our common stock of approximately $23.0 million as well as the purchases of equipment, software and leasehold improvements of approximately $24.8 million.
     The following summarizes cash flows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Cash used in operating activities	$(21,014)	$(206,811)

Cash used in investing activities	(60,548)	(7,186)

Cash used in financing activities	(82,480)	(113,085)
     Cash used in operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, purchases of trading securities, deferred income taxes, minority interest, gain on sale of interest in Rhapsody America, and the effect of changes in certain operating assets and liabilities, net of acquisitions.
     Cash used in operating activities in the nine months ended September 30, 2008 was $21.0 million and consisted of a net loss of $3.4 million, adjustments for non-cash items provided by operations of $12.1 million and cash used in activities related to certain operating assets and liabilities, net of acquisitions of $29.8 million. Adjustments for non-cash items primarily consisted of $38.0 million of depreciation and amortization expense, $17.5 million of stock-based compensation and $2.6 million of deferred income taxes, partially offset by $29.1 million of minority interest and $14.5 million of gain on sale of interest in Rhapsody America.
     Changes in certain operating assets and liabilities, net of acquisitions, in the nine months ended September 30, 2008, primarily consisted of an increase of $26.1 million in prepaid expenses and other assets due primarily to increases in deferred costs and prepaid royalties, and a decrease in accounts payable of $16.8 million due primarily to a decrease in payments to third party content providers, partially offset by a decrease in accounts receivable of $12.7 million related to decreases in revenue associated with our systems integration business.
     Cash used in operating activities in the nine months ended September 30, 2007, was $206.8 million and consisted of net income of $45.6 million, $270.0 million related to purchases of trading securities, adjustments for non-cash items provided by operations of $17.4 million and cash provided by activities related to certain operating assets and liabilities, net of acquisitions of $3.7 million. Adjustments for non-cash items primarily consisted of $5.4 million related to the unrealized gain on trading securities, $13.2 million of deferred income taxes, $6.5 million of minority interest and $7.9 million of gain on sale of interest in Rhapsody America, partially offset by $32.9 million of depreciation and amortization, and $17.3 million of stock based compensation.
     Changes in certain operating assets and liabilities, net of acquisitions, in the nine months ended September 30, 2007, primarily consisted of an increase of $28.3 million in accrued and other liabilities due primarily to increases in deferred revenue and accrued royalties payable, partially offset by a decrease in prepaid and other assets of $11.6 million related to increases in deferred costs and prepaid royalties, an increase in accounts receivable of $9.8 million due to increases in revenue associated with our application service provider business, and a decrease in accounts payable of $3.3 million.
     In the nine months ended September 30, 2008, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $24.8 million and acquisition costs of $10.2 million, net of cash acquired from the acquisition of Trymedia, and the payment of anniversary and performance costs relating to the acquisition of Zylom, which were previously accrued. Purchases net of sales and maturities of short-term investments used cash of $21.2 million during 2008. In the nine months ended September 30, 2007, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $19.1 million as well as the additional purchase price for the achievement of performance criteria paid to the selling shareholders of Zylom and the acquisitions of SNS and Exomi of an aggregate of $25.3 million.

     Financing activities used cash for the repurchase of our common stock of $23.1 million and $142.2 million during the nine months ended September 30, 2008 and 2007, respectively, in addition to the payments on our convertible debt obligations of $100.0 million during the nine months ended September 30, 2008. These uses of cash were offset by the proceeds of sales of interests in Rhapsody America of $31.6 million in 2008 and $15.0 million in 2007, as well as sales of common stock under our employee stock purchase plan and exercise of stock options of $8.8 million in 2008 and $14.1 million in 2007.
     In May 2008, our Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $50.0 million of our outstanding common stock. During the quarter ended September 30, 2008, we purchased 3.6 million shares of our common stock at an average cost of $6.36 per share for an aggregate value of $23.0 million. We purchased a total of 3.8 million shares of our common stock at an average cost of $6.39 per share for an aggregate value of $24.5 million under the May 2008 repurchase program and $25.5 million remained authorized as of September 30, 2008.
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
     As of September 2008, we have commitments with third party vendors to pay $11.5 million and $23.4 million through the years ended May 31, 2009 and 2010, respectively. These commitments are ordinary course expenses relating to our on-going business operations.
     During the quarter ended September 30, 2008, we repurchased $100.0 million of our outstanding convertible debt. After the repurchase, no convertible debt remains outstanding.
     Our contractual obligations include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
     We conduct our operations in ten primary functional currencies: the U.S. dollar, the Korean won, the Japanese yen, the British pound, the Euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, and the Singapore dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Korea, Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in won, yen, euros, pounds, and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries. Foreign exchange rate fluctuations did not have a material impact on our financial results during the quarters ended September 30, 2008 and 2007.
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
     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended September 30, 2008. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at September 30, 2008, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $0.2 million.
     Investment Risk. As of September 30, 2008, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarters and nine month periods ended September 30, 2008 and 2007, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.
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
     Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results during the quarter and nine months ended September 30, 2008 and 2007.

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
     (b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 30, 2008, we filed a declaratory action against Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros. Entertainment, Inc., and Viacom, Inc. and the DVD Copy Control Association (DVD CCA) in the Northern District of California relating to our RealDVD product, which, among other things, allows consumers to store a copy of DVDs that they own on their computers.  On the same day, various movie studios filed suit against us in the Central District of California.  Our suit asks the court to find that our RealDVD product does not breach the license agreement that we entered into with the DVD CCA.  The movie studios’ suit alleges that by offering the RealDVD product, we have violated the Digital Millennium Copyright Act.  The movie studios’ suit was transferred to the Northern District of California.  On October 3, 2008, the movie studios obtained a temporary restraining order (TRO) requiring us to cease distribution of our RealDVD product.  The TRO was extended on October 7, 2008.  The Court scheduled a preliminary injunction hearing to address the movie studios’ claim that RealDVD should not be sold pending a final judicial determination of the underlying claims between the parties. We believe that RealDVD complies with the law, and we intend to vigorously defend the preliminary injunction request and, if necessary, pursue our declaratory judgment action.
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates are still under appeal and are subject to industry-wide settlement negotiations, in some of which we are a participant. Additionally, the CRB is currently holding hearings that will determine mechanical royalty rates associated with the statutory license for digital phonorecord deliveries, including tethered downloads. These rates are also subject to industry-wide settlement negotiations. A partial settlement with respect to on-demand streaming and tethered downloads was recently reached between the Digital Media Association (DiMA), the Recording Industry Association of America (RIAA) and the National Music Publishers Association (NMPA), among others. This settlement was recently published by the Copyright Royalty Board (CRB) in an administrative judicial proceeding supervised by the U.S. Copyright Office. However, this settlement is still subject to comment by industry participants and so is not yet final. Finally, we are involved in a proceeding in the Southern District of New York that will determine a royalty rate for the public performance of music contained in the ASCAP catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP. The methodology to be used to calculate the royalties is incomplete and contains elements that require negotiation and agreement by the parties in addition to further hearings and decisions by the district court. On July 16, 2008, the court issued its ruling relating to the application of the new rates. We are working with ASCAP to make a final determination of amounts due under the court’s ruling. We believe we have sufficiently accrued for expected royalties. It is too soon to tell what ultimate effect the district court’s preliminary ruling will have on us or what additional royalty amounts, if any, might ultimately be payable to ASCAP. Any of these three proceedings may result in higher rates or other terms that are unfavorable to us. Due to the uncertainties previously described, we are unable to reasonably estimate the amount of possible additional liabilities associated with the resolution of these matters beyond what has been previously recorded.
     From time to time the Company is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above and in Note 15 to the financial statements included in this report, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company is not aware of any other legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third-party claims and certain pending claims are moving closer to trial. The Company expects that its potential costs of defending these claims may increase as the disputes move into the trial phase of the proceedings. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

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
Risks Related to Our Recently Announced Separation of Our Games Business
We recently announced our intention to separate our global games business into an independent company and to distribute shares of the newly created games company to our shareholders. We also indicated that we may precede the spin-off with an initial public offering and sale of up to 20% of the shares of the games company. If such transactions are further delayed or not completed, our stock price and business may be adversely affected.
     On May 8, 2008, we announced our intention to separate our global games business into an independent company and distribute shares of the newly created games company to our shareholders. We also indicated that we may precede the spin-off with an initial public offering and sale of up to 20% of the shares of the new games company. As a result of current conditions in the capital markets, however, we do not expect to make any filing with the Securities and Exchange Commission relating to the spin-off of the games company by the end of 2008. Moreover, we may not complete such transactions, each of which is subject to a number of factors including, among others, market conditions, the final approval of our board of directors, the effectiveness of a registration statement, the receipt of a favorable letter ruling from the Internal Revenue Service and the execution of inter-company agreements.
     If the transactions are further delayed or not completed, our stock price could decline, we will have incurred significant expenses which we will be unable to recover and we will not be able to recover the significant diversion of management and employee attention that we will have incurred in preparing for the transactions. In addition, our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our Games business.
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
     In addition, we face the following risks relating to our music, media software and solutions and games businesses:
     Music.  Our online music services now offered through our Rhapsody America joint venture with MTVN face significant competition from traditional offline music distribution competitors and from other online digital music services, as well as online theft or “piracy.” Some of these competing online services have spent substantial amounts on marketing and have received significant media attention, including Apple’s iTunes music download service, which it markets closely with its popular iPod line of portable digital audio players and its iPhone. Microsoft has also begun offering premium music services in conjunction with its Windows Media Player and also markets a portable music player and related download software and music service called Zune. We also expect increasing competition from online retailers such as Amazon.com as well as other providers of free, ad-supported music services. Our online music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access a wide variety of free, unlicensed content. Enforcement efforts have not effectively shut down these services and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours. Rhapsody America may not be able to compete effectively in this highly competitive and rapidly evolving market, which may negatively impact the future growth of our Music business.
     Media Software and Services.  Our media software and services (primarily our SuperPass subscription service) face competition from existing competitive alternatives and other free emerging services and technologies, such as user generated content services like YouTube and alternative streaming media playback technologies including Microsoft Windows Media Player and Adobe Flash. Content owners are increasingly marketing their content on their own websites rather than licensing to other distributors such as us. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, NBC Universal, Microsoft, Apple, Adobe, Yahoo! and broadband ISPs. We expect this competition to continue to be intense as the market and business models for Internet video content mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets to promote their offerings successfully. If we are unable to compete successfully, the future growth of our Media Software and Services business will be negatively impacted. In addition, our overall ability to sell subscription services depends in part on the use of RealNetworks’ formats on the Internet, and declines in the use of our formats may negatively affect our subscription revenue and increase costs of obtaining new subscribers.

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
     Our operating results could be adversely impacted by the loss of subscription revenue, including the revenue generated from the online music services offered by our Rhapsody America joint venture. Internet subscription businesses are a relatively new media delivery model, and we cannot predict with accuracy our long-term ability to maintain or increase subscription revenue. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared with competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. In recent periods, we have seen an increase in the number of gross customer cancellations of our subscription services due in part to an increasingly large subscriber base. In addition, we must continue to obtain compelling digital media content for our video, music, and games services in order to maintain and increase usage and overall customer satisfaction for these products. Our online music service offerings available through our Rhapsody America venture depend on music licenses from the major music labels and publishers, and the failure to renew these licenses under terms that are commercially reasonable and acceptable to us would harm Rhapsody America’s ability to generate revenues from its subscription services.
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
     Publishing royalty rates associated with music subscription services in the U.S. and abroad are not fully established. Public performance licenses are negotiated individually, and we have not yet agreed to rates with all of the performing rights societies for all of our music subscription service activities, including those now conducted by Rhapsody America. On July 16, 2008, a court issued a ruling that sets forth how royalties are to be calculated, and we are working with the American Society of Composers, Authors and Publishers to make a final determination of amounts owed under the court’s ruling. While we believe we have sufficiently accrued for expected royalties to be paid as of September 30, 2008, the court’s ruling remains subject to appeal and may be challenged by other participants. We have license agreements to reproduce musical compositions with the Harry Fox Agency, an agency that represents music publishers, and with many independent music publishers as required in the creation and delivery of on-demand streams and tethered downloads, but these license agreements generally do not include final royalty rates. The license agreements anticipate industry-wide agreement on rates, which was recently reached between the Digital Media Association (DiMA), the Recording Industry Association of America (RIAA) and the National Music Publishers Association (NMPA), among others. This settlement was recently published by the Copyright Royalty Board (CRB) following an administrative judicial proceeding supervised by the U.S. Copyright Office. However, this settlement is still subject to comment by industry participants and so is not yet final. If these rates are set at a level higher than we expect, the increased expense could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined and may be higher than our current estimates.
An appeal of, or other industry settlement relating to, the April 2007 Copyright Royalty Board decision regarding Internet radio royalties and minimum payments could result in material expenses that would harm our operating results and our ability to provide popular radio services.
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. However, these rates are subject to ongoing industry-wide settlement negotiations, in some of which we are a participant. These rates are also currently under appeal. The appeal or other industry-wide settlement of these rates, whether or not we directly participate, may result in rates or other terms that are unfavorable to us, which could adversely impact our operating results and our ability to provide our radio services in the future. Based on recent progress in the industry-wide settlement negotiations, Congress passed the Webcaster Settlement Act of 2008, which extended Sound Exchange’s authority to negotiate on behalf of sound recording owners in the industry-wide settlements until February 15, 2009.

Our RealDVD PC application is currently the subject of pending litigation, and we could incur significant expenses or be further prevented from selling RealDVD.
     On September 30, 2008, we announced the availability of RealDVD, a PC application that allows consumers to store, manage and play their DVDs on their computers. On the same day, we filed a motion for declaratory judgment against the DVD Copy Control Association and Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros., Entertainment, Inc. and Viacom, Inc. seeking a determination that, among other things, our RealDVD product complies with the DVD Copy Control Association’s license agreement. Various movie studios filed suit against us alleging that RealDVD violates the Digital Millennium Copyright Act and also asked for and were granted a temporary restraining order preventing us from selling RealDVD until a full preliminary injunction hearing could be held. Although we believe that our RealDVD product fully complies with the DVD Copy Control Association’s license agreement and enables consumers to exercise their legitimate, fair use rights to store a copy of DVDs that they own on their computers, we may not ultimately prevail on our claims. These claims could be costly and time-consuming to assert and defend and could require us to pay significant litigation expenses or damages or result in a preliminary or permanent injunction against the sale of RealDVD, any of which would harm our operating results.
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
     We generate a material portion of our revenue from operations in the Republic of Korea (South Korea), primarily from our mobile entertainment services offered to consumers in South Korea through SK Telecom, the largest wireless carrier in South Korea. In the near term, we expect that we will continue to generate a significant portion of our total revenue from South Korea, particularly through SK Telecom. In recent periods, revenue from SK Telecom has declined within our systems integration business and may continue to decline in future periods. If SK Telecom fails to market or distribute our applications or terminates its business contracts with us, or if our relationship with SK Telecom deteriorates in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives. Furthermore, our relationship with SK Telecom may be affected by the general state of the economy of South Korea. Failure to maintain our relationship with SK Telecom could have a material negative impact on our revenue and operating results. Also, if we are unable to continue our service development in conjunction with SK Telecom, our ability to develop, test, and introduce new services could be materially harmed.
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
     The trading price for our common stock has been volatile, ranging from $4.89 to $7.61 per share during the 52-week period ended September 30, 2008. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:
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
An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and results of operations.
     Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we are required to annually test goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and results of operations.
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
     Washington law imposes restrictions on some transactions between a corporation and certain significant shareholders. The foregoing provisions of our charter documents, shareholder rights plan, our agreement with Mr. Glaser, and Washington law, as well as our charter provisions that provide for a classified board of directors and the availability of “blank check” preferred stock, could have the effect of making it more difficult or more expensive for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of us. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers (in thousands, except per share amounts):

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Repurchased	Per Share	Programs	Programs
	(In thousands)
7/1/2008 — 7/31/2008	884	$6.78	884	$6.78
8/1/2008 — 8/31/2008	1,191	6.63	1,191	6.63
9/1/2008 — 9/30/2008	1,536	5.90	1,536	5.90

Total	3,611	$6.36	3,611	$6.36
In May 2008 the Board of Directors of the company authorized a new share repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding common stock. All of the repurchases in the table above were made through that program.
Item 3. Default Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description
10.1	Offer Letter dated July 1, 2008 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)

10.2	Offer Letter dated October 28, 2008 between RealNetworks, Inc. and John Barbour (incorporated by reference from Exhibit 10.1 to RealNetworks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2008)

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2008.

REALNETWORKS, INC.
By:	/s/ Michael Eggers
Michael Eggers
	Title:	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Offer Letter dated July 1, 2008 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)

10.2	Offer Letter dated October 28, 2008 between RealNetworks, Inc. and John Barbour (incorporated by reference from Exhibit 10.1 to RealNetworks, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2008)

31.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002