Form 10-K
period 2008-12-31
REALNETWORKS INC
filed 2009-03-02
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $602,368,054 on June 30, 2008, based on the closing price of the Common Stock on that date, as reported on the Nasdaq Global Select Market.(1)

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2009 was 134,358,494.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2009 Annual Meeting of Shareholders to be held on or about June 9, 2009 are incorporated by reference into Part III of this Report.

(1)	Excludes shares held of record on that date by directors, executive officers and 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

PART I.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about RealNetworks’ industry, products, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. All statements contained in this annual report on Form 10-K that do not relate to matters of historical fact should be considered forward-looking statements. Forward-looking statements include statements with respect to:

•	future revenues, income taxes, tax benefits, net income per diluted share, acquisition costs and related amortization, and other measures of results of operations;

•	the effects of our acquisitions, including WiderThan, Sony NetServices GmbH, Exomi Oy and Trymedia, and our position as a technology services provider for leading wireless carriers;

•	plans, strategies and expected opportunities for growth, increased profitability and innovation in 2009 and future years;

•	the creation of new strategic partnerships and broadening of existing strategic partnerships and the advantages and growth we will achieve as a result of such partnerships (including in connection with our Games, Music and Technology Products and Solutions businesses);

•	the expected growth and profitability of our Technology Products and Solutions business;

•	the performance, governance, management, accounting and integration of our Rhapsody America venture;

•	the dilutive impact on our shareholders if the call or put rights contained in the limited liability agreement for Rhapsody America are exercised and result in the issuance of additional shares of our common stock;

•	the financial performance and growth of our Games business, including future international growth;

•	our intention to separate our Games business, distribute shares of the newly created games company to its shareholders, and the potential sale of up to 20% of the shares of the new games company in an initial public offering;

•	the migration of our Media Software and Services businesses from general purpose subscription businesses toward premium services and free-to-consumer services, the popularity of the RealPlayer and our expected introduction of new products and innovations in our Media Software and Services business;

•	our ability to grow our Music business, including opportunities for us to become the platform of choice for the consumer electronics industry, the integration of our Rhapsody DNA into the digital devices of an expanding list of partners and our plans to introduce additional innovations;

•	the effect of future interoperability on our Music business, the significance of growth opportunities in the digital music market and our expectations for short-term progress and long-term success in our Music business;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact music publishing royalty rates;

•	the potential outcomes and effects of claims and legal proceedings on our business, prospects, financial condition or results of operations;

•	our financial position and the availability of resources;

•	our expectations regarding acquisition activity in 2009 and our focus on the integration of completed acquisitions;

•	our relationships with our employees;

•	the effects of U.S. and foreign income taxes on our business, prospects, financial condition or results of operations;

•	the impairment of our assets and anticipated effects on our customers, business, prospects, financial condition or results of operations;

•	the effect of economic and market conditions on our business, prospects, financial condition or results of operations;

•	the effect of Microsoft’s obligations under the settlement agreement and commercial agreements between us and Microsoft on our business, prospects, financial condition or results of operations;

•	the effect of volatility in foreign exchange rates on our business, prospects, financial condition or results of operations;

•	the effect of accounting standards on our business, prospects, financial condition or results of operations;

•	future competition; and

•	the degree of seasonality in our revenue.

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

Overview

RealNetworks, Inc. enables consumers to enjoy digital entertainment whenever and wherever they want. We pioneered the development of technology for the broadcast of digital media over the Internet and have sustained a long heritage and a continued focus in creating and delivering digital media content such as music, games and video to consumers around the world.

We sell digital entertainment services to consumers for use with a variety of platforms such as PCs, portable music players, mobile phones, home entertainment systems and other consumer electronic devices. We are a market leader in providing pioneering products and services, including: RealPlayer®, the first mainstream media player to enable one-click downloading and recording of Internet video; the award-winning Rhapsody® digital music service, which delivers more than one billion song plays per year; RealArcade®, one of the largest casual games services on the Internet; and a variety of mobile entertainment services, such as ringback tones, music-on-demand and video-on-demand, offered to consumers through leading mobile operators around the world. We also developed and provide a suite of software and services for Internet media delivery for business customers, including our Helix servers and the Helix product portfolio. We manage our business and report segment revenue and profit (loss) based on three segments: Music, Consumer, which includes our Games and Media Software and Services businesses, and Technology Products and Solutions.

Our strategy is to continue to (1) develop technology that provides meaningful differentiation to our chosen markets in digital entertainment services, (2) build a direct relationship with, and grow, our worldwide user base and use feedback from our customers to rapidly innovate and improve our products and (3) create strong business partnerships with device makers, media companies, service providers and other distribution channels and leverage those partnerships to drive scale and profitability. We intend to continue to expand our products and services beyond the PC to mobile devices and to create compelling digital media experiences on a variety of entertainment devices.

We also intend to use our strong cash position to continue to seek acquisition opportunities to further our strategic initiatives, to make selective internal investments in new products or technologies and to enhance our competitive position. In recent years, we have focused our acquisition efforts principally on the identification and acquisition of targets (1) with technologies and products complementary to ours in order to accelerate and supplement our research and development efforts, (2) to increase the distribution of our products and services into new geographies, (3) to gain significant new customers and (4) with existing or a reasonably expected ability to achieve profitability. For example, our Technology Products and Solutions business acquired WiderThan Co. Ltd. (WiderThan) in 2006 to obtain a new set of products and technologies including ringback tone and music-on-demand businesses for mobile carriers. The WiderThan acquisition also expanded our geographic reach into South Korea and brought us a new relationship with SK Telecom, a leading mobile carrier in South Korea. Subsequent to our acquisition of WiderThan, we acquired Sony NetServices in 2007 to expand our presence in Europe for our ringback tone and music-on-demand products and to enhance our strategic relationship with many of the larger Vodafone operating companies. Similarly, in our Games business, we acquired Zylom in 2006 to expand our presence in Europe and Trymedia in 2008 to expand the distribution of our casual games to a wide variety of new customers through Trymedia’s existing syndication business.

In May 2008, we announced our intent to separate our casual Games business into an independent company and to distribute shares of the newly created games company to our shareholders. We also announced that we may precede the spin-off with an initial public offering and sale of up to 20% of the shares of the new games company. In February 2009, we announced that we postponed work with our outside advisors, stopped external spending on the proposed transaction and wrote off the capitalized transaction-related costs in the fourth quarter of 2008. While we still intend to create a separate games company, current conditions do not support a separation transaction.

We were incorporated in 1994 in the State of Washington. Our common stock is listed on the Nasdaq Global Select Market under the symbol “RNWK.”

Music

We own and manage a comprehensive set of digital music products and services designed to provide consumers with broad access to digital music. Our goal is to enable consumers to access digital music content anytime, anywhere and from a variety of devices. Our primary music service is Rhapsody, a subscription and advertising-supported music service offering conditional downloads and on demand streaming services through unlimited access to a catalog of millions of music tracks. The Rhapsody service provided in the United States is now operated through our Rhapsody America joint venture with MTV Networks, a division of Viacom International Inc. (MTVN). Rhapsody America, formed in August 2007, also operates Rhapsody.com, a free Web-based version of our digital music service, and the Rhapsody MP3 music store, which enables consumers to purchase and permanently download individual digital music tracks. Our other music services include RadioPass, an Internet radio subscription service, and RealMusic, an offering to consumers outside the U.S. that includes Internet radio and other music content. We generate revenue in the U.S. and internationally primarily through subscriptions to our music services, purchases of tracks and advertising.

Subscription Revenue.  The Rhapsody service and jukebox software operated by Rhapsody America is the centerpiece of our music offerings in the U.S. Rhapsody allows consumers to manage their entire digital music collection in one application, and subscribers to our Rhapsody Unlimited service receive legal, unlimited, streaming access to over seven million music tracks for a monthly fee. Rhapsody Unlimited enables subscribers to stream or conditionally download songs “on-demand” to their PC or to other devices, features significant editorial content and provides user-friendly ways for subscribers to explore, organize, listen to and share music. Rhapsody Unlimited subscribers can build and share playlists, create customized radio stations, and customize their own homepage within Rhapsody to receive recommendations, new release information and other content specific to their music tastes and listening history. Rhapsody Unlimited subscribers can use the

Rhapsody jukebox software to download an unlimited number of songs to their computer to listen to offline as long as they remain subscribers. Rhapsody To Go, a premium service also operated by Rhapsody America, provides subscribers all of the benefits of Rhapsody Unlimited in addition to the ability to transfer their music to portable devices. Rhapsody DNA is the proprietary software developed by us that enables the Rhapsody To Go service on a number of third party MP3 players and other digital music products.

In 2008, we expanded the distribution of our Rhapsody subscription music service into the mobile carrier market through an agreement with Verizon Wireless. Rhapsody America exclusively provides the music service offered to Verizon customers as V CAST Music with Rhapsody, which gives customers unlimited access to music on V CAST enabled mobile handsets that support subscriptions.

Advertising Revenue.  Rhapsody America also offers a free version of Rhapsody over the Internet called Rhapsody.com that is monetized through advertising related revenue. Rhapsody.com enables consumers in the U.S. to listen to up to 25 songs per month for free utilizing their web browser. This service is offered primarily as a marketing program for the premium version of Rhapsody.

Revenue from Other Music Products and Services.  In 2008, Rhapsody America launched a new MP3 music store, which allows consumers to purchase tracks and albums from Rhapsody America and its partners that are free of the digital rights management (DRM) software that limits how and where people can play their music. The MP3 music store offers a catalog of more than seven million tracks from all of the major and many independent music labels and enables customers to purchase individual digital music tracks without subscribing to one of our music subscription services. Rhapsody America also powers the music websites operated by MTVN and Yahoo!, Inc. (Yahoo!), enabling visitors to websites such as MTV.com, VH1.com, and CMT.com to seamlessly play and purchase DRM-free music from Rhapsody America’s catalog. Rhapsody America also manages the Rollingstone.com website pursuant to a licensing agreement.

International Revenue.  We offer international consumers a subscription-based Internet radio product called RadioPass. RadioPass subscribers gain access to more than 90 pre-programmed, ad-free, high fidelity digital music radio stations in addition to simulcasts of more than 3,000 worldwide broadcast stations for a monthly subscription fee. We also operate Rhapsody Radio, a version of our Internet radio service for distribution to customers via the PC and through certain wireless phone carriers. We have agreements with broadband service providers to provide our radio services on a wholesale basis in order to expose their customers to our online music services. We also generate revenue from selling display and other advertising through the music services we offer to international consumers.

Consumer

Games

We own and operate a comprehensive digital games service that includes a broad range of downloadable and online games products and subscription services focused primarily on casual games for PC and other platforms. Casual games are typically designed to have simple graphics, rules and controls and to be easily downloaded, quick-to-learn and fun to play. Casual games include board, card, puzzle, word and hidden-object games. In addition, casual games typically can be easily adopted for most interactive devices including mobile phones.

Our Games business is actively involved in game development, publishing, licensing, and distribution. We have a diverse portfolio of games created from original games developed by our GameHouse and Mr. Goodliving game studios, games developed by us from content we license from affiliated studios and other intellectual property holders located around the world, and games licensed to us by third parties that we distribute to our customers. We provide game publishing services to certain game developers that give these developers access to our large distribution network and gives us exclusive distribution rights for their games. We distribute games in North America, Europe, Latin America and Japan through our own websites, which are operated under the RealArcade, GameHouse, Zylom and Atrativa brands, and through websites owned or managed by third parties, including other games companies and portals such as Yahoo! and AOL LLC (AOL).

In 2008, we expanded our third party distribution through our acquisition of Trymedia’s syndication business assets.

PC Games.  Consumers can play and purchase games from our catalog of more than 800 downloadable PC games and over 200 online games across a variety of popular casual game genres, including puzzle, word, hidden object and arcade type games. We also offer Internet-based games subscription services that make it easy for consumers to discover, manage and play both online and downloadable PC games and allow consumers to purchase game credits at a discount or to have unlimited access to our downloadable games in exchange for a monthly subscription fee. Games are typically made available with a free trial and can be purchased on an individual basis or as part of our subscription services. In 2008, we re-launched our GameHouse.com website, which was redesigned to enable a more customizable and easy-to-enjoy game experience. Among other things, the new GameHouse.com website features new games offerings, including one free downloadable game daily, FunTickets, a subscription service that allows consumers to purchase game credits at a discount, and improved features for FunPass subscribers.

We believe that the PC platform is especially appropriate for generating advertising-based revenue. Our online games generate revenue from display advertising that is shown to consumers during online play, and our downloadable games generate revenue from in-game advertising. In 2008, we launched more than 50 casual downloadable games supported by in-game advertising on RealArcade and GameHouse.com. We intend to continue to launch more advertising-supported games through our own family of websites as well as through syndicated distribution channels.

We continue to grow our PC games business through our own development efforts and through strategic acquisitions. In the past three years we have made four acquisitions to improve the geographic reach and product offerings of our Games business. In January 2006, we acquired Zylom Media Group B.V., a distributor and developer of casual online games in Europe, to strengthen our Games business in Europe. In November 2006, we acquired Atrativa Latin America Ltd., a distributor of casual downloadable and online games in Latin America. In October 2007, we acquired Game Trust, Inc. (Game Trust), a casual game infrastructure company that develops and operates innovative community, social networking and commerce tools designed to more deeply engage casual games players. In April 2008, we acquired substantially all of the assets of Trymedia, a distributor of games through a large network of portals, online retailers and game developers. The Trymedia acquisition increased the scale of our syndication business and provided a technology that enables the secure distribution of PC games that we plan to utilize across our games distribution network.

Mobile Games and Other Games Platforms.  We have also grown our Games business through the development and distribution of our games for other platforms, including mobile phones, other handheld devices and consoles. We develop and publish original content that consumers can purchase individually or packaged through a subscription mobile games service available through wireless network carriers in the U.S. and Europe. Under our Mr. Goodliving brand, we have created a technology development platform, called EMERGE, that enables us to adapt our games for use on more than 1,400 mobile handsets. In 2008, we launched several of our popular games for games consoles, including the Nintendo Wii and Nintendo DS, and the iPhone.

Media Software and Services

Our Media Software and Services (MSS) products and services include the following:

RealPlayer.  Our RealPlayer media player software includes features and services that enable consumers to discover, play and manage audio and video programming on the Internet. RealPlayer plays nearly all major digital media types. Consumers can stream audio and video, save CDs to their personal music collection, burn CDs and transfer their audio and video content to portable devices. With the latest version of our RealPlayer software, RealPlayer 11, consumers can download web video from thousands of websites and transfer them to portable devices or burn them to DVDs as well as easily share video links with friends.

RealPlayer is available to consumers as a free download from the Real.com and RealPlayer.com websites. A premium version of RealPlayer is also available which includes enhanced functionality for CD and DVD burning, enhanced playback controls and additional media library features.

Subscription Revenue  SuperPass is our premier MSS subscription service that provides consumers with a broad range of digital entertainment, including a simple way to access popular news and music online. For a monthly fee, a subscriber can download 10 songs from Rhapsody America’s MP3 store or a free game from RealArcade as well as view a wide range of movie and television content. In addition, SuperPass subscribers have access to all of the premium RealPlayer features.

Additionally, we utilize our MSS subscription services in direct product and marketing partnerships with content owners to offer consumers exclusive access to content online and to deliver additional distribution and revenue opportunities for content owners. For example, we have offered for a number of years a subscription for exclusive live video feeds from CBS’s Big Brother house through our SuperPass service.

Advertising and Third-Party Software.  We sell advertising on our Real.com family of websites including our Film.com website. These sites offer a wide range of free entertainment news and content. In addition, we distribute third-party software products, such as the Google toolbar, to consumers who wish to download additional applications when downloading our software products.

Technology Products and Solutions

Our Technology Products and Solutions business primarily consists of application service provider (ASP) services, which include ringback tones, music-on-demand, video-on-demand and messaging services, system software license sales and intellectual property licensing. We develop and market services and technologies that enable wireless carriers, cable companies and other media and communications companies to deliver entertainment experiences to their customers. We believe that we are at the forefront of innovation in digital entertainment delivery, creating new ways for mobile carriers and other businesses to provide their customers with digital media.

Our Technology Products and Solutions segment has increasingly focused on sales of application services to wireless carriers. We believe that the ASP business model will create a more stable, recurring, and scalable revenue stream compared with our traditional system software license sales model. In October 2006, we significantly increased our ASP service offerings through our acquisition of WiderThan, a global leader for delivering integrated digital entertainment solutions to communications service providers. WiderThan has a rich technology background and history of innovation, including assisting SK Telecom’s launch of one of the world’s first commercial ringback tone services in South Korea, as well as creating a leading, integrated mobile and on-line music-on-demand service.

In 2007, we made two additional acquisitions to grow our Technology Products and Solutions segment. In May 2007, we further increased our ASP service offerings in Europe through our acquisition of Sony NetServices GmbH (SNS). SNS provides digital music services primarily to several of the Vodafone mobile operators throughout Europe. In June 2007, we acquired Exomi Oy, a Finland-based provider of mobile messaging services and wireless data.

Following these three acquisitions, our ASP services are currently deployed with more than 80 communications service providers in more than 42 countries globally, including AT&T, Sprint Nextel Corp., T-Mobile USA and Verizon Wireless in the Americas, Bharti Airtel, Globe, SK Telecom and Telstra in Asia and Vodafone in Europe.

The application services that we provide are described below.

Ringback Tones.  We sell our ringback tone (RBT) service to wireless carriers and communications service providers throughout the world on an ASP basis. Our RBT service enables callers to hear music chosen by the subscriber, instead of the traditional electronic ringing sound, while waiting for the subscriber to answer. Our RBT service enables subscribers to select from a variety of high-quality ringback content, including music, pre-recorded messages by celebrities, and sound effects. Carriers generally offer the RBT service to their subscribers through monthly subscriptions and/or on a per RBT basis. In return for providing, operating and managing the RBT service for carriers, we generally enter into revenue-sharing arrangements with our carrier customers typically based on monthly subscription fees, content download fees or a combination of such fees paid by subscribers.

Music-On-Demand.  Our music-on-demand (MOD) service allows carriers to enable their subscribers to listen to a wide range of song titles by downloading or streaming to PCs, certain MP3-enabled mobile phones, and certain portable audio players that are equipped with approved digital rights management systems. Users typically pay carriers for MOD service through monthly subscriptions or on a per-download basis, and we generally receive from the carriers some combination of a monthly fixed fee, a percentage of monthly subscription fees and a percentage of content download fees for providing the service. To date, we have primarily provided our MOD service only to large, global carriers, including SK Telecom in Korea and many of the larger Vodafone operating companies in Europe.

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

Messaging.  Our principal messaging service is our inter-carrier messaging (ICM) service, which routes and delivers SMS messages between wireless carriers within the U.S. and internationally to multiple wireless devices, under the brand name of Metcalf. We provide this service to carriers in partnership with VeriSign, Inc. The ICM service allows subscribers with any text messaging capable handset to send and receive text messages to and from subscribers on other networks. We earn revenue from this service from fees paid by the carriers based on the number of messages handled for them through the ICM service, subject to our revenue-sharing arrangement with VeriSign. Our messaging services also include e-mail messaging, multi-media messaging, voice messaging, and multimedia application gateway management, primarily to wireless carriers.

We also sell licensed technology within Technology Products and Solutions, which are described below.

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

OEM Licensing.  We have created enhanced versions of our media player and server products for use in wireless applications, and we license our server software and products to a variety of mobile network operators on a worldwide basis. For example, our RealPlayer Mobile Player and related media server enable consumers to access streaming or downloaded content via 2.5G and 3G mobile networks. We have entered into agreements with wireless carriers to use our mobile platform and with mobile handset manufacturers, including Motorola, Nokia, Qualcomm, and Sony Ericsson, to preinstall our mobile player software on mobile phones. We have also developed and license our enhanced media player and server and software products for use on non-mobile devices such as DVD players and netbooks.

Other Software Licensing.  We also license gateway product solutions to wireless carriers. The Helix Messaging Gateway provides a solution for the delivery and management of value-added short messaging service and multimedia messaging service (MMS) services for carriers, offering a single point of management for all applications and services and simple application program interfaces (APIs) for other media companies and service providers to connect to a carrier’s network. The Helix wireless application protocol (WAP) Gateway is a complete WAP infrastructure solution for carriers that enables a carrier’s subscribers to browse via WAP, send and receive MMS messages, perform application downloads and access entertainment services.

In connection with our Technology Products and Solutions business, we also provide professional services and specialized technical support to certain customers. The nature of these services varies from customer to customer and from period to period. In general, these services are designed to customize and integrate our technology with our customers’ existing systems and technology. We have continued to de-emphasize our systems integration business, including the sale of systems integration services to SK Telecom, primarily because it has lower margins and does not generate consistent recurring revenue streams, which does not fit with our current business model.

See “Notes to Consolidated Financial Statements — Segment Information” (Note 19) for information regarding our reporting segments and geographic regions.

Research and Development

We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental technology, and strengthening our technological expertise in all our businesses. During the years ended December 31, 2008, 2007 and 2006, we expended 19%, 18%, and 20%, respectively, of our net revenue on research and development activities.

Customers and Seasonality

Our customers include consumers and businesses located throughout the world. Sales to customers outside the U.S., primarily in Asia and Europe, were 33%, 36%, and 28% of our net revenue during the years ended December 31, 2008, 2007, and 2006, respectively. Sales to one of our international Technology Products and Solutions customers, SK Telecom, accounted for approximately 13% of our consolidated revenues in the year ended December 31, 2007. No one customer accounted for more than 10% of total revenue during the years ended December 31, 2008 and 2006.

We are experiencing seasonality in our business, particularly with respect to the fourth quarter of our fiscal year. Our consumer businesses, which include advertising revenue, make up a large percentage of our revenue, and the fourth quarter has traditionally been the seasonally strongest quarter for Internet advertising. In addition, as we have begun partnering more closely with device manufacturers for our consumer music services, we expect sales of these devices to follow typical consumer buying patterns with a majority of consumer electronics being sold in the fourth quarter. Finally, our Technology Products and Solutions business has seen a concentration of system sales, deployments, and consulting revenue in the fourth quarter.

Sales, Marketing and Distribution

Our marketing programs are aimed at increasing brand awareness of our products and services and stimulating market demand. Across all of our businesses, we use a variety of methods to market our products and services, including paid search advertising, affiliate marketing programs, advertising in print, electronic and other online media, television, direct mail and e-mail offers to qualified potential and existing customers and providing product specific information through our websites. We also cross-market products and services offered by each of our businesses throughout the RealNetworks marketing and distribution channels, so that, for example, Rhapsody America’s music products and services are advertised and marketed through our games distribution network and vice versa. We have a substantial number of employees focused on marketing our Technology Products and Solutions to companies and organizations around the world. We also have subsidiaries and offices in several countries that market and sell our products outside the U.S.

Music and Consumer Marketing

Our Rhapsody music services are sold and marketed through a family of websites, including Rhapsody.com, as well as by our partner MTVN. In addition, pursuant to one of the commercial agreements between Rhapsody America and MTVN, Rhapsody America has committed to purchase $213.8 million in advertising and integrated marketing on MTVN cable channels over the term of the agreement. Our music products and services are also offered through our client software and a variety of third-party distribution channels, such as broadband service providers, retailers, and other partners. These websites and client software provide us with a low-cost, globally accessible sales channel that is generally available 24 hours per day, seven days per week. Our Rhapsody music services are also distributed through a variety of other third-party distribution channels, including mobile carriers (Verizon Wireless), home entertainment hardware providers (Sonos, Logitech and TiVo) and MP3 manufacturers (SanDisk, Haier and Samsung).

We market and sell our other consumer products and services directly through our own websites (www.real.com, www.realarcade.com, www.gamehouse.com, www.zylom.com, etc.). We also have an advertising sales force that markets and sells advertising on our websites and client software and conducts other activities such as developing live events and advertising for print and other media and creating original content for ads. We sell our international advertising inventory directly to clients and through agencies in foreign markets and third-party advertising representation firms. In addition, we market our games products through third-party distribution channels, such as broadband service providers, online portals and content publishers. See “Consumer-Games” above for a description of how our Games products and services are distributed.

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

Customer Support

Customer support is integral to the provision of nearly all of our consumer products and services. Consumers who purchase our consumer software products and services, including games, music, and entertainment services, can get assistance via the Internet, e-mail or telephone. We contract with third-party outsource support vendors to provide the primary staffing for our first-tier customer support globally. We also provide various support service options for our business customers and for software developers using our software products and associated services. Support service options include hotline telephone support, online support services, and on-site support personnel covering technical and business-related support topics.

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

Music

The Rhapsody music subscription services and MP3 music store operated by Rhapsody America face competition from traditional offline music distribution companies and from other online digital music services, including Apple’s iTunes music store, Pandora Media’s Internet radio services and Napster’s music subscription services that may experience enhanced distribution opportunities following its acquisition by Best Buy Co., Inc. (Best Buy), as well as a wide variety of other competitors that are now offering digital music for sale over the Internet. Microsoft Corporation (Microsoft) also offers premium music services in conjunction with its Zune product line, Windows Media Player and MSN services. We also expect increasing competition from media companies, online retailers such as Amazon.com, Inc. (Amazon.com), online community companies such as MySpace, Inc. and Facebook, and emerging companies such as Spotify Ltd. that offer consumers free, advertising-supported music content and applications through their websites. Our music offerings also face substantial competition from the illegal use of “free” peer-to-peer services. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services such as Rhapsody America’s Rhapsody music subscription service and MP3 music store.

Our Rhapsody subscription services compete primarily on the basis of the overall quality and perceived value of the user experience and on the effectiveness of our distribution network and marketing programs. We believe that Rhapsody’s subscription-based services offer customers a superior value compared to the purchase of individual digital music tracks through competing online music download sites. We also believe that Rhapsody’s tools to search for and discover music, as well as its editorial content, organization of music and related artists, and overall ease of use differentiates Rhapsody from other online digital music services. As the market for purchasing music online grows, we expect that competition for subscribers and purchasers will be intense. In particular, Apple Inc. (Apple) heavily markets and promotes its brand and digital music download services in order to drive sales of its higher margin hardware products. We expect that Apple will continue to spend significantly to market and promote its brand and the sale of downloadable music to further its business model. We also expect that other competitors will continue to spend heavily to promote their brands and to attract and retain consumers for their services. We further believe that our ability to compete in the digital music business has been negatively impacted by the historical lack of a compelling portable device solution for our music subscription services. We have attempted to address this competitive problem by introducing our Rhapsody DNA software and Rhapsody optimization specification and enabling portable wireless players, such as the ibiza Rhapsody by Haier America Trading, LLC, that can connect directly to the Rhapsody service without the use of a PC. Sales of our Rhapsody To Go subscription service will be increasingly dependent on the sales of our partners’ MP3 players.

Consumer

Games

Our Games business competes with a variety of distributors, publishers and developers of “casual” games for the PC and mobile wireless platforms. Our family of websites serving the PC casual games market competes with other high volume distribution channels for downloadable games including Yahoo! Games, MSN Gamezone, Pogo.com and Big Fish Games, Inc., Amazon.com has also recently introduced value-priced game downloads to its website. We compete in this market primarily on the basis of the quality and convenience of our services, the reach and quality of our distribution arrangements and the quality and breadth of our game catalog. In addition, the market for casual games has become increasingly price competitive. We have responded by launching new game offerings on our GameHouse.com website, including one free downloadable game daily and a new subscription service that allows consumers to purchase game credits at a discount. Our GameHouse and Mr. Goodliving content development studios compete with other developers and publishers of downloadable PC and mobile games. Our studios compete based on our ability to develop and publish high quality games that resonate with consumers, our effectiveness at building our brands, our ability to license and execute digital games based on popular third-party intellectual properties like Monopoly, Scrabble and Uno, and our ability to secure broad distribution relationships for our titles, including distribution of mobile titles through mobile carriers.

Media Software and Services

Our media software and services business, including our SuperPass subscription service, faces competition from existing competitive alternatives and other emerging services and technologies. We face significant competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, Microsoft, Apple, Yahoo!, Google’s YouTube service as well as broadband Internet service providers, many of which provide similar or alternative services for free or bundle these types of services with other offerings. We also face competition from alternative streaming media playback technologies such as Microsoft Windows Media Player and Adobe Flash. We expect this competition to continue to be intense as the markets and business models for Internet video content mature and more competitors enter these new markets. Our video services compete primarily on the basis of the quality and perceived value of the content and services we provide, and on the effectiveness of our distribution network and marketing programs.

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

Our principal competitors in the ringback tone service market are NMS Technologies, Comverse Technology and Huawei Technologies. Our principal competitors in the music-on-demand service market include Groove Mobile, Omnifone, Musiwave (acquired by Microsoft) and Napster, LLC (acquired by Best Buy). Our principal competitors in the video-on-demand service market include MobiTV, Inc., QuickPlay Media Inc. and Comcast’s thePlatform. And our principal competitors in the mobile messaging market are Sybase365, a division of Sybase, Inc., and Syniverse Technologies.

Technology Licensing

We currently compete primarily with Adobe Systems Incorporated (Adobe) and Microsoft in the market for digital media servers, players, encoders, digital rights management, codecs and other technology and services related to digital distribution of media. We also compete with Apple in this area. We believe that the primary competitive factors in the media delivery market include the quality, reliability, price and licensing terms of the overall media delivery solution, ubiquitous and easy consumer accessibility to media playback capability, access to distribution channels necessary to achieve broad distribution and use of products, and the ability to license and support popular and emerging media formats for digital media delivery. Microsoft distributes its competing streaming media server, player, tools and digital rights management products by bundling them with its Windows operating systems, including Windows NT, and Windows XP and Windows Vista, at no additional cost or otherwise making them available free of charge. We expect that by leveraging its monopoly position in operating systems and tying streaming of digital media into its operating systems and its Web browser, Microsoft will in the future distribute substantially more copies of its Windows Media Player, which competes with our media player products, than it has in the past and may be able to attract more users and content providers to use its streaming or digital media products.

Intellectual Property

As of December 31, 2008, we had 68 U.S. patents, 51 patents in South Korea, 14 patents in other countries and over 200 pending patent applications worldwide relating to various aspects of our technology. We are continuously preparing additional patent applications on other current and anticipated features of our technology in various jurisdictions across the world. As of December 31, 2008, we had 57 registered U.S. trademarks or service marks, 25 registered South Korea trademarks or service marks, and had applications pending for several more trademark or service marks in various jurisdictions across the world. We also have several unregistered trademarks. In addition, we have several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealPlayer, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

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

Employees

At December 31, 2008, we had 1,774 full-time employees and 219 part-time and contingent employees, of which 1,259 were based in the Americas, 396 were based in Asia, and 338 were based in Europe. In December 2008, we reported a reduction in force affecting 130 employees and 30 contract employees. All of the affected employees were still employed as of December 31, 2008, and accordingly are included in the foregoing total number of employees as of December 31, 2008. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Executive Officers of the Registrant

The executive officers of RealNetworks as of February 27, 2009 were as follows:

Name	Age	Position

Robert Glaser	47	Chairman of the Board and Chief Executive Officer
Michael Eggers	37	Senior Vice President, Chief Financial Officer and Treasurer
John Barbour	49	President, Games Division
Savino (Sid) Ferrales	58	Senior Vice President, Human Resources
John Giamatteo	42	Chief Operating Officer
Robert Kimball	45	Executive Vice President, Corporate Development and Law, General Counsel and Corporate Secretary
Michael Lunsford	41	Executive Vice President, Strategic Ventures
Harold Zeitz	45	Chief Operating Officer, Games Division

ROBERT GLASER has served as Chairman of the Board and Chief Executive Officer of RealNetworks since its inception in February 1994, and as Treasurer from 1994 to 2000. Mr. Glaser’s professional experience also includes ten years of employment with Microsoft where he focused on the development of new businesses related to the convergence of the computer, consumer electronics and media industries. Mr. Glaser holds a B.A. and an M.A. in Economics and a B.S. in Computer Science from Yale University.

MICHAEL EGGERS has served as Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks since February 2006. Prior to that, Mr. Eggers served as Vice President of Finance since September 2003. Mr. Eggers joined RealNetworks in 1997 as the Manager of Financial Reporting and has held various positions leading to his appointment as Vice President of Finance. Prior to RealNetworks,

Mr. Eggers was employed by KPMG in the audit practice division. Mr. Eggers holds a B.A., magna cum laude, in Business Administration with a concentration in accounting from the University of Washington.

JOHN BARBOUR has served as President of the Games Division of RealNetworks since October 2008. From October 2006 to October 2008, Mr. Barbour served as the Managing Partner of Volta Capital, LLC, a strategy and investment consulting firm. From 1999 to June 2006, Mr. Barbour was employed by Toys “R” Us, Inc., a leading retailer of children’s toys and products, serving as Executive Vice President — President Toys “R” Us U.S. from August 2004 to June 2006 and Executive Vice President - President Toys “R” Us International and Chairman — Toys “R” Us Japan from February 2002 to August 2004. From 1999 to 2002, Mr. Barbour served as President and Chief Executive Officer of Toysrus.com, a subsidiary of Toys “R” Us, Inc. Mr. Barbour holds a B.Sc. in Chemistry, with Honours, from the University of Glasgow.

SAVINO “SID” FERRALES has served as Senior Vice President, Human Resources of RealNetworks since April 2004. From 1998 to April 2004, Mr. Ferrales served as Senior Vice President and Chief Human Resources Officer of Interland, Inc., a provider of Web hosting and online solutions to small businesses. Over the past twenty-five years, Mr. Ferrales has been employed as a human resources executive at several high technology companies, including Power Computing Corporation, Digital Equipment Corporation, Dell Computer Corporation, and Motorola, Inc. Mr. Ferrales holds a B.A. in Sociology from Texas State University and an M.A. in Social Rehabilitation from Sam Houston State University.

JOHN GIAMATTEO has served as Chief Operating Officer of RealNetworks since June 2008. Mr. Giamatteo joined RealNetworks in June 2005 and served as President, Technology Products and Solutions and International Operations from November 2006 to June 2008 and as Executive Vice President, Worldwide Business Products and Services and International Operations from June 2005 to October 2006. From 1988 to June 2005, Mr. Giamatteo was employed by Nortel Networks Corporation, a provider of communications solutions, where he held various management positions, most recently serving as President, Asia Pacific. Mr. Giamatteo holds a B.S. in Accounting and an M.B.A. from St. John’s University.

ROBERT KIMBALL has served as Executive Vice President, Corporate Development and Law, General Counsel and Corporate Secretary since January 2009. From January 2005 to January 2009, Mr. Kimball served as Senior Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary of RealNetworks and from January 2003 to January 2005, Mr. Kimball served as Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary. Mr. Kimball held the positions of Vice President, Legal and Business Affairs of RealNetworks from May 2001 to January 2003 and Associate General Counsel from March 1999 to April 2001. Mr. Kimball holds a B.A. with distinction from the University of Michigan and a J.D., magna cum laude, from the University of Michigan Law School.

MICHAEL LUNSFORD joined RealNetworks as a strategic advisor in January 2008 and has served as Executive Vice President, Strategic Ventures since June 2008. From 1999 to December 2007, Mr. Lunsford was employed by Earthlink, Incorporated, a provider of communications services, serving as Executive Vice President from June 2007 to December 2007, as interim President and Chief Executive Officer from November 2006 to June 2007, as Executive Vice President and President, Access and Voice from September 2005 to November 2006, as Executive Vice President, Marketing and Products from March 2004 to September 2005, and as Executive Vice President, Products from 2002 to March 2004. Mr. Lunsford holds an A.B. in Economics and an M.B.A. from the University of North Carolina.

HAROLD ZEITZ has served as Chief Operating Officer of the Games Division of RealNetworks since June 2008. Mr. Zeitz joined RealNetworks in June 2006 and served as Senior Vice President, Games and Media Software and Services from January 2007 to June 2008 and as Senior Vice President, Media Software and Services from June 2006 to January 2007. From March 2002 to June 2006, Mr. Zeitz served as the Chief Operating Officer and Chief Marketing Officer of ShareBuilder Corporation, an online securities brokerage company. Mr. Zeitz holds a B.A. in Economics from Northwestern University and an M.B.A. from the Stanford Graduate School of Business.

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

Risks Related to Our Music and Consumer Businesses

Our Music and Consumer businesses face substantial competitive and other challenges that may prevent us from being successful in, and negatively impact future growth in, those businesses.

Many of our current and potential competitors in our Music and Consumer businesses have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. Our competitors across the breadth of our product lines in these businesses include a number of large and powerful companies, such as Microsoft, Amazon.com and Apple. To effectively compete in the markets for our Music and Consumer businesses, we may experience the following consequences, any of which would adversely affect our operating results and the trading price of our stock:

•	reduced prices or margins,

•	loss of current and potential customers, or partners and potential partners who provide content we distribute to our customers,

•	changes to our products, services, technologies, licenses or business practices or strategies,

•	lengthened sales cycles,

•	pressure to prematurely release products or product enhancements, or

•	degradation in our stature and reputation in the market.

In addition, we face the following risks relating to our Music, Media Software and Services and Games businesses:

Music.  Our online music services now offered through our Rhapsody America joint venture with MTVN face significant competition from traditional offline music distribution competitors and from other online digital music services, as well as online theft or “piracy.” Some of these competing online services have spent substantial amounts on marketing and have received significant media attention, including Apple’s iTunes music download service, which it markets closely with its popular iPod line of portable digital audio players and its iPhone. Microsoft also offers premium music services in conjunction with its Windows Media Player and also markets a portable music player and related download software and music service called Zune. We also expect increasing competition from online retailers such as Amazon.com, online community companies such as MySpace and Facebook, as well as other providers of free, ad-supported music services, some of whom are successfully growing consumer awareness of their services. Our online music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access a wide variety of unlicensed content. Enforcement efforts have not effectively shut down these services and the ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours. To compete in this crowded market, we develop and work with partners to develop new and often unique marketing programs designed to build awareness of our music products and services and to attract subscribers. However, many of these marketing programs are unproven and may result in significant expenses we may not recoup due to the program’s failure to increase awareness or the number of subscribers to our music services. Rhapsody America may not be able to compete effectively in this highly competitive and rapidly evolving market, which may negatively impact the future growth of our Music business.

Games.  Our RealArcade, GameHouse, and Zylom branded services compete with other online aggregators and distributors of online and downloadable casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our Games business also competes with many other smaller companies that may be able to adjust to market conditions faster than us. We also face an increasingly price competitive casual games market, and some of our competitors may be able to compete on price more effectively than us. We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our revenue. Our development studios compete primarily with other developers of online, downloadable and mobile casual PC games and must continue to develop popular and high-quality game titles and to execute on opportunities to expand the play of our games on a variety of non-PC platforms to maintain our competitive position and help maintain the growth of our Games business.

Media Software and Services.  Our media software and services (primarily our SuperPass subscription service) face competition from existing competitive alternatives and other emerging services and technologies, such as user generated content services like YouTube and alternative streaming media playback technologies including Microsoft Windows Media Player and Adobe Flash. Content owners are increasingly marketing their content on their own websites rather than licensing to other distributors such as us. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, NBC Universal, Microsoft, Apple, Adobe, Yahoo! and broadband ISPs. We expect this competition to continue to be intense as the market and business models for Internet video content mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets or technologies to promote or distribute their offerings successfully. If we are unable to compete successfully, the future growth of our Media Software and Services business will be negatively impacted. In addition, our overall ability to sell subscription services depends in part on the use of RealNetworks’ formats on the Internet, and declines in the use of our formats may negatively affect our subscription revenue and increase costs of obtaining new subscribers. Both Microsoft and Adobe are aggressively seeking to grow their format usage.

The success of our subscription services businesses depends upon our ability to increase subscription revenue and to license compelling content on commercially reasonable terms.

Our operating results could be adversely impacted by the loss of subscription revenue, including the revenue generated from the online music services offered by our Rhapsody America joint venture. Internet subscription businesses are a relatively new media delivery model, and we cannot predict with accuracy our long-term ability to maintain or increase subscription revenue. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared with competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. In recent periods, we have seen an increase in the number of gross customer cancellations of our subscription services due in part to an increasingly large subscriber base, an increase in involuntary credit card cancellations resulting in termination of service and increased prevalence and awareness of alternative “free” on-demand streaming music services. In addition, we must continue to obtain compelling digital media content for our video, music, and games services in order to maintain and increase usage and overall customer satisfaction for these products. Our online music service offerings available through our Rhapsody America venture depend on music licenses from the major music labels and publishers, and the failure to renew these licenses under terms that are commercially reasonable and acceptable to us would harm Rhapsody America’s ability to generate revenues from its subscription services.

Music publishing royalty rates for music subscription services offered through RealNetworks and Rhapsody America are not yet fully established; an unexpected modification or application of settlement terms could negatively impact our operating results.

Publishing royalty rates associated with music subscription services in the U.S. and abroad are not fully established and public performance licenses are negotiated individually with performance rights organizations (PROs). On July 16, September 10, December 8 and December 12, 2008, a court issued rulings that set forth how royalties are to be calculated and address other matters relating to the application of the new rates to be paid to one of the PROs, the American Society of Composers, Authors and Publishers (ASCAP). After working with ASCAP to make a final determination of amounts owed under the court’s rulings, we reached a partial agreement with ASCAP on January 12, 2009. While we believe we have sufficiently accrued for expected royalties to be paid under the agreement, we are appealing some aspects of the court’s rulings that underlie the agreement, and the rulings remain subject to appeal and challenge by other participants. We also have license agreements to reproduce musical compositions with the Harry Fox Agency, an agency that represents music publishers, and with many independent music publishers as required in the creation and delivery of on-demand streams and tethered downloads, but these license agreements generally do not include final royalty rates. The license agreements anticipate industry-wide agreement on rates, which was reached among the Digital Media Association (DiMA), the Recording Industry Association of America (RIAA) and the National Music Publishers Association (NMPA), among others. This settlement was published by the Copyright Royalty Board (CRB) following an administrative judicial proceeding supervised by the U.S. Copyright Office. This settlement, with some modifications, is part of the CRB’s final determination as published in the Federal Register but it may be appealed. In addition, the U.S. Copyright Office has raised legal challenges to the CRB’s final determination, creating some uncertainty as to the application of the settlement terms set forth in CRB’s final determination. If terms of the settlement are modified or applied in a manner that we do not expect, we could incur increased expenses that could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined and may be higher than our current estimates.

An appeal of, or other industry settlement relating to, the April 2007 Copyright Royalty Board decision regarding Internet radio royalties and minimum payments could result in material expenses that would harm our operating results and our ability to provide popular radio services.

In April 2007, the CRB issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010, which are currently under appeal. The appeal may result in rates or other terms that are unfavorable to us, which could adversely impact our operating results and our ability to provide our radio services in the future.

Our RealDVD PC application is currently the subject of pending litigation, and we could incur significant expenses or be further prevented from selling RealDVD.

On September 30, 2008, we announced the availability of RealDVD, a PC application that allows consumers to store, manage and play their DVDs on their computers. On the same day, we filed a motion for declaratory judgment against the DVD Copy Control Association and Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros., Entertainment, Inc. and Viacom, Inc. seeking a determination that, among other things, our RealDVD product complies with the DVD Copy Control Association’s license agreement. Various movie studios filed suit against us alleging that RealDVD violates the Digital Millennium Copyright Act and also asked for and were granted a temporary restraining order preventing us from selling RealDVD until a full preliminary injunction hearing could be held. Although we believe that our RealDVD product fully complies with the DVD Copy Control Association’s license agreement and enables consumers to exercise their legitimate, fair use rights to securely store DVD content on their hard drives, we may not ultimately prevail on our claims. These claims could be costly and time-consuming to assert and defend and could require us to pay significant litigation expenses or damages or result in a preliminary or permanent injunction against the sale of RealDVD, any of which would harm our operating results.

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

Neither we nor the current management of Rhapsody America has extensive experience in managing and operating complex joint ventures of this nature, and the integration and operational activities may strain our internal resources, distract us from managing our day-to-day operations, and impact our ability to retain key employees in Rhapsody America. The nature of our and MTVN’s contributions of services and assets to Rhapsody America required detailed cost allocation agreements that are complex to implement and manage and may result in significant costs that could adversely affect our operating results. The allocation of these support service costs is based on various measures depending on the service provided, and require significant internal resources. Many of the allocation methodologies are complicated, which may result in inaccuracies in the total charges to be billed to Rhapsody America. In addition, the variable nature of these costs to be allocated to Rhapsody America may result in fluctuations in the period-over-period results of our Music business.

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

Pursuant to the terms of the Rhapsody America limited liability company agreement, we have a right to purchase from MTVN, and MTVN has a right to require us to purchase, MTVN’s membership interest in Rhapsody America. These call and put rights are exercisable upon the occurrence of certain events and during certain periods in each of 2012, 2013 and 2014 and every two years thereafter and may be settled, in part, through the issuance of shares of our capital stock, subject to specified limitations. If a portion of the purchase price for MTVN’s membership interest is payable in shares of our capital stock, such shares could represent up to 15% of the outstanding shares of our common stock immediately prior to the transaction. In addition, we may also be obligated to issue shares of our non-voting stock representing up to an additional 4.9% of the outstanding shares of our common stock immediately prior to the transaction. If we pay a portion of the purchase price for MTVN’s membership interest in shares of our common stock and non-voting stock, our other shareholders’ voting and economic interests in us will be diluted, and MTVN will become one of our significant shareholders. In certain situations, if MTVN exercises its right to require us to purchase its membership interests in Rhapsody America, we may be required to pay MTVN a price that provides a return to MTVN over the appraised value of MTVN’s proportionate interest in Rhapsody America, and as a result, we would pay greater than fair value to acquire MTVN’s interest.

Risks Related to Our Technology Products and Solutions Business

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

A majority of the revenue that we generate in our Technology Products and Solutions business is dependent upon our relationship with a few customers, including SK Telecom; any deterioration of these relationships could materially harm our business.

We generate a significant portion of our revenue from sales of our mobile entertainment services to a few of our mobile carrier customers, including SK Telecom, a leading wireless carrier in South Korea. In the near term, we expect that we will continue to generate a significant portion of our total revenue from these customers, particularly SK Telecom. If these customers fail to market or distribute our applications or terminate their business contracts with us, or if our relationships with these customers deteriorate in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives. Furthermore, our relationship with SK Telecom may be affected by the general state of the economy of South Korea. Failure to maintain our relationships with these customers could have a material negative impact on our revenue and operating results.

Our traditional system software licensing business has been negatively impacted by competitive factors, and we may not experience improved sales of our system software products.

We believe that our traditional system software sales have been negatively impacted primarily by the competitive effects of Microsoft, which markets and often bundles its competing technology with its market leading operating systems and server software. Although the settlement agreement we entered into with Microsoft relating to our claims regarding Microsoft’s anticompetitive practices contained substantial cash payments to us and a series of technology agreements, Microsoft will continue to be an aggressive competitor with our traditional systems software business. We cannot be sure whether the portions of the settlement agreement designed to limit Microsoft’s ability to leverage its market power will be effective, and we cannot predict when, or if, we will experience increased demand for our system software products in a way that improves our operating results or shareholder return on an investment in our stock.

Risks Related to Our Business in General

Our operating results are difficult to predict and may fluctuate, which may contribute to volatility in our stock price.

The trading price for our common stock has been volatile, ranging from $2.93 to $7.61 per share during the 52-week period ended December 31, 2008. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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

Uncertainty and adverse conditions in the economy could have a material adverse impact on our business, financial condition and results of operations.

The national and global economic downturn has resulted in a decline in overall consumer and corporate spending, declines in consumer and corporate access to credit, fluctuations in foreign exchange rates, declines in the value of assets and increased liquidity risks, all of which could materially impact our business, financial condition and results of operations. We provide digital entertainment services to consumers, and payment for our products and services may be considered discretionary on the part of many of our current and potential customers. As a result, consumers considering whether to purchase our products or services may be influenced by macroeconomic factors that affect consumer spending such as unemployment, continuing increases in fuel costs, conditions in the residential real estate and mortgage markets and access to credit. To the extent conditions in the economy remain uncertain or the economy continues to deteriorate, our business could be impacted as customers choose to leave our services, to reduce their service level or to stop purchasing our products. In addition, our efforts to attract new customers may be adversely affected. Declines in consumer spending may also negatively impact our business customers, including our mobile carrier customers, who may experience decreases in demand for the services we provide that are offered to their subscribers. We are also experiencing a decline in advertising revenue as businesses are reducing their sales and marketing spending in response to the contracting economy. A significant decrease in the demand for our products or services or declines in our advertising revenue could have a material adverse impact on our operating results and financial condition.

Uncertainty and adverse economic conditions may also lead to a decreased ability to collect payment for our products and services due primarily to a decline in the ability of consumers to use or access credit, including through credit cards, which is how most of our customers pay for our products and services. We also expect to continue to experience volatility in foreign exchange rates, which could negatively impact the amount of revenue and net assets we record in future periods. The functional currency of our foreign subsidiaries is the local currency of the country in which each subsidiary operates. We translate our subsidiaries’ revenues into U.S. dollars in our financial statements, and continued volatility in foreign exchange rates, particularly if the U.S. dollar strengthens against the euro or the Korean won, may result in lower reported revenue. If economic conditions continue to deteriorate, we may also record additional impairments to our assets in future periods, particularly goodwill, other intangible assets and long-lived assets, which are discussed in more detail below. Economic conditions may also negatively impact our liquidity due to (1) declines in interest income, (2) an increased risk that we may not be able to access cash balances held in U.S. or foreign financial institutions or that our investments in debt securities issued by financial institutions may become worthless due to the nationalization or failure of such financial institutions, and (3) decreased ability to sell the securities and the institutional money market funds we hold as short-term investments. In addition, the decline in the trading price of shares of our common stock may make it difficult to use our common stock as purchase price consideration for future acquisitions and to raise funds through equity financings. If any of these risks are realized, we may experience a material adverse impact on our financial condition and results of operations.

New products and services may not achieve market acceptance or may be subject to legal challenge that could negatively affect our operating results.

The process of developing new, and enhancing existing, products and services is complex, costly and uncertain. Our business depends on providing products and services that are attractive to subscribers and consumers, which, in part, is subject to unpredictable and volatile factors beyond our control, including end-user preferences and competing products and services. Any failure by us to timely respond to or accurately anticipate consumers’ changing needs and emerging technological trends could significantly harm our current market share or result in the loss of market opportunities. In addition, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect consumer demand for our products and services, which may result in no return or a loss on our investments. Furthermore, new products and services may be subject to legal challenge. Responding to these potential claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop distributing or selling, or to redesign our products or services, or to pay damages.

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

As part of our business strategy, we have acquired technologies and businesses in the past and expect that we will continue to do so in the future. Since late 2006 through the second quarter of 2008, we completed the acquisition of substantially all of WiderThan and the acquisitions of Sony NetServices GmbH, Exomi Oy, Game Trust and substantially all of the assets of Trymedia Systems, Inc. The failure to adequately manage the costs and address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business and prevent us from realizing the benefits of the acquisitions.

Acquisition-related costs and financial risks related to completed and potential future acquisitions may harm our financial position, reported operating results, or stock price. Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, amortization of acquired identifiable intangible assets and the incurrence of non-cash charges for the impairment of goodwill and other intangible assets in the fourth quarter of 2008, which are reflected in our operating expenses. New acquisitions and any potential additional future impairment of the value of purchased assets could have a significant negative impact on our future operating results.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we are required to annually test goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that an impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. During the quarter ended December 31, 2008, we revised our long term operating plan. Our operating plan was a significant input in evaluating the fair value of our reporting units for the purpose of assessing goodwill for possible impairment. The expected impact resulting from the significant declines observed in the broader economy during the fiscal fourth quarter of 2008 were reflected in the plan. Additionally, in light of the uncertainty regarding the extent of future economic declines, we applied discount rates in our cash flow analysis that appropriately reflected the possibility that cash flows from future operations may not be fully realized. As a result, we determined that the carrying value for our Games and Technology Products and Solutions reporting units exceeded their respective fair values, indicating that goodwill within each reporting unit was potentially impaired. No impairments were indicated under the first step for our Music and Media Software and Services reporting units. As required, we initiated the second step of the goodwill impairment test for our Games and Technology Products and Solutions reporting units. We determined that the implied fair value of goodwill for our Technology Products and Solutions and Games reporting units was less than the carrying value by approximately $97.0 million and $38.1 million, respectively, which was recorded as an impairment of goodwill during the quarter ended December 31, 2008. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the share price of our common stock and market capitalization. Significant and sustained declines in our stock price and market capitalization, a significant decline in our expected future cash flows or a significant adverse change in our business climate, among other factors, could result in the need to perform an impairment analysis under SFAS No. 142 in future interim periods. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible asset. Should the value of goodwill or other intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

An impairment in the carrying value of our long-lived assets could adversely affect our financial condition and results of operations.

Long-lived assets consist primarily of equipment, software and leasehold improvements, as well as amortizable intangible assets acquired in business combinations. Long-lived assets are amortized on a straight line basis over their estimated useful lives. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amount of an asset is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future undiscounted cash flows. The impairment analysis is based on significant assumptions of future results made by management, including operating and cash flow projections. During the quarter ended December 31, 2008, we revised our long term operating plan. Our operating plan was a significant input in assessing the recoverability of our long-lived assets. The expected impact resulting from the significant declines observed in the broader economy during the fiscal fourth quarter of 2008 were reflected in our plan. Additionally, in light of the uncertainty regarding the extent of future economic declines, we applied discount rates in our discounted cash flow analysis that appropriately reflected the possibility that cash flows from future operations may not be fully realized. Based on this assessment, we concluded that the net book value related to certain intangible assets exceeded the fair value attributable to such intangible assets. As a result, we recorded charges of $57.6 million as impairments of long-lived assets within our consolidated statements of operations and comprehensive income in 2008. No such impairments were recognized in either 2007 or 2006.

The impairment analysis for long-lived assets is based on significant assumptions of future results made by management, including revenue and cash flow projections. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, could result in the need to perform an impairment analysis under SFAS No. 144 in future interim periods. We cannot accurately predict the amount and timing of any impairment of long-lived assets. Should the value of our long-lived assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

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

From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. Currently we are investigating or litigating a variety of such pending claims, some of which are described in Note 17 to the financial statements included in this report.

Our business and operating results will suffer if our systems or networks fail, become unavailable, unsecured or perform poorly so that current or potential users do not have adequate access to our products, services and websites.

Our ability to provide our products and services to our customers and operate our business depends on the continued operation and security of our information systems and networks. A significant or repeated reduction in the performance, reliability, security or availability of our information systems and network infrastructure could harm our ability to conduct our business, and harm our reputation and ability to attract and retain users, customers, advertisers and content providers. We have on occasion experienced system errors and failures that caused interruption in availability of products or content or an increase in response time. Problems with our systems and networks could result from our failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, HVAC failures, intentional actions to disrupt our systems and networks and many other causes. The vulnerability of a large portion of our computer and communications infrastructure is enhanced because much of it is located at a single leased facility in Seattle, Washington, an area that is at heightened risk of earthquake, flood, and volcanic events. Many of our services do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage.

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

Currently we do not collect sales, value-added tax (VAT), transactional or other taxes on the sale of our products, license of technology or provision of services in states and countries other than those in which we have offices, employees or other taxable presence. However, one or more states or foreign countries may seek to impose sales, VAT, transactional or other tax collection obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales, VAT, transactional or other taxes on the sale of our products, licenses of technology, provision of services or from our Internet commerce activities could result in substantial tax liabilities for past sales, discourage customers from purchasing our products from us or otherwise substantially harm our business.

Currently, decisions of the U.S. Supreme Court restrict the ability of states to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states and the U.S. Congress have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on products and services sold through the Internet. If these initiatives are successful, we could be required to collect and remit sales and use taxes in additional states. States are also continuing to define the taxability of digital goods. Taxation of digital goods is subject to complex evolving tax rules that could result in additional taxation of our products and services. The imposition of additional tax obligations related to our business activities by state and local governments could materially adversely affect our operating results, create administrative burdens for us and decrease our future sales.

In those countries where we have taxable presence, we collect VAT on sales of “electronically supplied services” provided to European Union residents, including software products, games, data, publications, music, video and fee-based broadcasting services. The collection and remittance of VAT subjects us to additional currency fluctuation risks.

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

Risks Related to Our Previously Announced Separation of Our Games Business

We announced our intention to separate our global Games business into an independent company and to distribute shares of the newly created games company to our shareholders. If such transactions are postponed for a significant period of time or not completed, our stock price and business may be adversely affected, and we may not realize the anticipated benefits of the separation transactions.

In May 2008, we announced our intention to separate our global Games business into an independent company and to distribute shares of the newly created games company to our shareholders. We also indicated that we may precede the spin-off with an initial public offering and sale of up to 20% of the shares of the new games company. In February 2009, we announced that we postponed work with our outside advisors, stopped external spending on the proposed transaction and wrote off the capitalized transaction-related costs in the fourth quarter of 2008. While we still intend to create a separate games company, current conditions do not support a separation transaction.

In addition, our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our Games business. Even if we resume working with our outside advisors on the separation transaction, we may not complete the transaction, which is subject to a number of factors including market conditions, the final approval of our board of directors, the effectiveness of a registration statement, the receipt of a favorable letter ruling from the Internal Revenue Service and the execution of inter-company agreements. If the separation transactions are not completed, we and our shareholders will not realize the anticipated financial, operational and other benefits from such transactions.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our directors and executive officers beneficially own more than 38% of our stock, which gives them significant control over certain major decisions on which our shareholders may vote, may discourage an acquisition of us, and any significant sales of stock by our officers and directors could have a negative effect on our stock price.

Our executive officers, directors and affiliated persons beneficially own more than 38% of our common stock. Robert Glaser, our Chief Executive Officer and Chairman of the Board, beneficially owns more than

38% of our common stock himself. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

We have adopted a shareholder rights plan, which was amended and restated in December 2008, that provides that shares of our common stock have associated preferred stock purchase rights. The exercise of these rights would make the acquisition of RealNetworks by a third-party more expensive to that party and has the effect of discouraging third parties from acquiring RealNetworks without the approval of our board of directors, which has the power to redeem these rights and prevent their exercise.

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

We lease properties primarily in the following locations that are utilized by all of our business segments, unless otherwise noted below, to house our research and development, sales and marketing, and general and administrative personnel:

	Area leased	Monthly
Location	(sq. feet)	rent	Lease expiration

Seattle, Washington	264,000	$500,000	September 2014, with an option to renew for two five-year periods
Seattle, Washington(1)	133,000	425,000	September 2010
Seoul, Republic of Korea(2)	62,000	85,000	October 2011
Reston, Virginia(2)	35,000	80,000	September 2012

(1)	In 2001, we re-evaluated our facilities requirements and as a result, decided to sublet all of this office space for the remainder of the term of our lease.

(2)	This facility is utilized only by our Technology Products and Solutions segment.

In addition, we lease smaller facilities with multi-year terms in the U.S. and foreign countries, some of which support the operations of all of our business segments while others are dedicated to a specific business segment. We also lease various other smaller facilities in the U.S. and foreign countries primarily for our sales and marketing personnel. A majority of these other leases are for a period of less than one year. We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. For additional information regarding our obligations under leases, see “Notes to Consolidated Financial Statements — Commitments and Contingencies” (Note 17).

Item 3.	Legal Proceedings

See “Notes to Consolidated Financial Statements — Commitments and Contingencies” (Note 17) for information regarding legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2008.

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

	Years Ended December 31,
	2008		2007
	High	Low	High	Low

First Quarter	$6.58	$5.07	$11.17	$7.55
Second Quarter	7.61	5.82	8.76	7.42
Third Quarter	7.28	4.89	8.27	5.45
Fourth Quarter	5.12	2.93	7.35	5.74

As of January 31, 2009, there were approximately 688 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders. We have not paid any cash dividends. Payment of dividends in the future will depend on our continued earnings, financial condition and other factors.

Our Board of Directors authorized a share repurchase program for the repurchase of our outstanding common stock in May 2008. Below is a summary of share repurchases during the quarter ended December 31, 2008, all of which were made through the Board of Directors authorized share repurchase program. No purchases were made in December 2008. The purchases made during the quarter ended December 31, 2008 completed the authorized amount for the repurchase program.

	Total Number of	Average Price Paid
Period	Shares Repurchased	Per Share
	(In thousands)

10/1/2008 — 10/31/2008	5,166	$4.18
11/1/2008 — 11/30/2008	960	4.32
Total	6,126	$4.20

For further information regarding our share repurchase plan see Note 15 of Notes to Consolidated Financial Statements.

Set forth below is a graph comparing the cumulative total return to shareholders on our common stock with the cumulative total return of the Nasdaq Composite Index and the Dow Jones U.S. Technology Index for the period beginning on December 31, 2003 and ended on December 31, 2008.

Comparison of 5 Year Cumulative Total Return Among RealNetworks, Inc.,
the NASDAQ Composite Index and the Dow Jones U.S. Technology Index

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2004	2005	2006	2007	2008

RealNetworks, Inc.	$100	$115.94	$135.90	$191.59	$106.65	$61.82
NASDAQ Composite Index	$100	$110.08	$112.88	$126.51	$138.13	$80.47
Dow Jones U.S. Technology Index	$100	$101.76	$105.13	$115.75	$133.92	$76.51

The total return on our common stock and each index assumes the value of each investment was $100 on December 31, 2003, and that all dividends were reinvested, although dividends have not been declared on our common stock. Return information is historical and not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$604,810	$567,620	$395,261	$325,059	$266,719
Cost of revenue	233,244	213,491	124,108	98,249	97,145
Impairment of deferred costs and prepaid royalties	19,666	—	—	—	—

Gross profit	351,900	354,129	271,153	226,810	169,574

Operating expenses:
Research and development	113,680	102,731	77,386	70,731	52,066
Sales and marketing	211,922	209,412	165,602	130,515	96,779
Advertising with related party	44,213	24,360	—	—	—
General and administrative	69,981	67,326	57,332	50,697	31,538
Impairment of goodwill and long-lived assets	192,676	—	—	—	—
Restructuring and other charges	6,833	3,748	—	—	—
Loss on excess office facilities	—	—	738	—	866

Subtotal operating expenses	639,305	407,577	301,058	251,943	181,249
Antitrust litigation (benefit) expenses, net	—	(60,747)	(220,410)	(422,500)	11,048

Total operating expenses (benefit)	639,305	346,830	80,648	(170,557)	192,297

Operating income (loss)	(287,405)	7,299	190,505	397,367	(22,723)
Other income, net	69,355	68,472	37,248	32,176	248

Income (loss) before income taxes	(218,050)	75,771	227,753	429,543	(22,475)
Income taxes	(25,828)	(27,456)	(82,537)	(117,198)	(522)

Net income (loss)	$(243,878)	$48,315	$145,216	$312,345	$(22,997)

Basic net income (loss) per share	$(1.74)	$0.32	$0.90	$1.84	$(0.14)
Diluted net income (loss) per share	$(1.74)	$0.29	$0.81	$1.70	$(0.14)
Shares used to compute basic net income (loss) per share	140,432	151,665	160,973	169,986	168,907
Shares used to compute diluted net income (loss) per share	140,432	166,410	179,281	184,161	168,907

	As of December 31, 2008
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$370,734	$556,629	$678,920	$781,327	$363,621
Working capital	266,990	351,066	584,125	710,804	287,599
Other intangible assets, net	18,727	107,677	105,109	7,337	8,383
Goodwill	175,264	353,153	309,122	123,330	119,217
Total assets	789,013	1,275,442	1,303,416	1,112,997	602,502
Convertible debt	—	100,000	100,000	100,000	100,000
Shareholders’ equity	553,558	875,104	969,766	841,733	380,805

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading creator of digital media services and software. Our mission is to deliver world class digital entertainment experiences — music, games or video — wherever and whenever consumers want them. Consumers use our services and software, such as Rhapsody, RealArcade, and RealPlayer to find, play, purchase, and manage free and premium digital content, including music, games, and video. Broadcasters, cable and wireless communication companies, media companies and enterprises, such as AT&T and Verizon Wireless in the U.S., Vodafone in Europe, and SK Telecom in Korea, use our digital media applications and services to create, secure and deliver digital media to PCs, mobile phones, portable music players and other consumer electronics devices and to provide entertainment services to their subscribers.

Our strategy is to continue to (1) develop technology that provides meaningful differentiation to our chosen markets in digital entertainment services; (2) build a direct relationship with, and grow, our worldwide user base and use feedback from our customers to rapidly innovate and improve our products; and (3) create strong business partnerships with device makers, media companies, service providers and other distribution channels and leverage those partnerships to drive scale and profitability. We intend to continue to expand our products and services beyond the PC to mobile devices and to create compelling digital media experiences on a variety of entertainment devices.

We also intend to use our strong cash position to continue to seek acquisition opportunities to further our strategic initiatives, to make selective internal investments in new products or technologies and to enhance our competitive position. In recent years, we have focused our acquisition efforts principally on the identification and acquisition of targets (1) with technologies and products complementary to ours in order to accelerate and supplement our research and development efforts, (2) to increase the distribution of our products and services into new geographies, (3) to gain significant new customers and (4) with existing or a reasonably expected ability to achieve profitability. For example, our Technology Products and Solutions business acquired WiderThan in 2006 to obtain a new set of products and technologies including ringback tone and music-on-demand businesses for mobile carriers. The WiderThan acquisition also expanded our geographic reach into South Korea and brought us a new relationship with SK Telecom, a leading mobile carrier in South Korea. Subsequent to our acquisition of WiderThan, we acquired Sony NetServices in 2007 to expand our presence in Europe for our ringback tone and music-on-demand products and to enhance our strategic relationship with many of the larger Vodafone operating companies. Similarly, in our Games business, we acquired Zylom in 2006 to expand our presence in Europe and Trymedia in 2008 to expand the distribution of our casual games to a wide variety of new customers through Trymedia’s existing syndication business.

We have recently focused our efforts on building our Music and Consumer businesses through internal initiatives, third party distribution and strategic acquisitions of businesses and technologies. Through our agreement with Verizon Wireless, we have expanded our Rhapsody subscription music service, which is provided through Rhapsody America, into the mobile carrier market. We have also increased our focus on “free-to-consumer” products and services, such as providing free music streaming for top music websites and downloadable games monetized through advertising. These products and services generate advertising revenue and are also designed to increase the exposure of our paid digital music and games products and services to consumers. As a result, combined revenue in our Music and Consumer segments grew 10% and 12% during the years ended December 31, 2008 and 2007, respectively, and we recorded the highest total annual revenue in our history in each year. The growth in our Consumer businesses, as compared with 2007, was driven primarily by increased revenue from our Games and Music businesses, which was aided by the inclusion of the operating results from our acquisition of Trymedia, completed in April 2008. This growth was partially offset by a decline in revenue in our Media Software and Services business from 2007 to 2008, due primarily to a decline in revenue from our SuperPass subscription service.

Our Technology Products and Solutions business consists primarily of application service provider (ASP) services, which include ringback tones, music-on-demand, video-on-demand and messaging services, system software sales and intellectual property licensing. Our traditional system software sales have been negatively impacted primarily by the competitive efforts of Microsoft, which bundles its competing technology with its market leading operating systems and server software. In December 2003, we filed suit against Microsoft in U.S. District Court to redress what we believed were illegal, anticompetitive practices by Microsoft. In October 2005, we entered into a settlement agreement with Microsoft regarding the settlement of all antitrust disputes worldwide and two commercial agreements related to our digital music and casual games businesses. The settlement agreement provided for cash payments to us totaling approximately $761 million, the final installment of which we received in the quarter ended March 31, 2007. The transactions under the commercial agreements have also concluded. While the payments we received under the settlement agreement have significantly enhanced our cash position and impact the comparability of our overall results of operations in 2007 and the results of operations in 2008, we do not expect that the completion of Microsoft’s obligations under the settlement agreement and the commercial agreements will materially impact our prospects or business strategies in future periods.

In response to the slowing growth of our system software sales business, we began to shift our focus to growing our ASP services, which we significantly enhanced by acquiring WiderThan in 2006. We believe that the transition to an ASP business model will create a more stable, recurring and scalable revenue stream compared with our traditional system software license sales model. In addition, we have continued to de-emphasize our systems integration business, including the sale of systems integration services to SK Telecom, primarily because it has lower margins and does not generate consistent recurring revenue streams, which does not fit our current business model. This shift away from the systems integration business to our ASP business resulted in a slight decrease in our Technology Products and Solutions revenue, including a decline in revenue from sales of systems integration services to SK Telecom, in 2008 compared with 2007. This decrease was partially offset by increases in revenue from our ASP business.

In May 2008, we announced our intent to separate our casual Games business into an independent company and to distribute shares of the newly created games company to our shareholders. We also announced that we may precede the spin-off with an initial public offering and sale of up to 20% of the shares of the new games company. In February 2009, we announced that we postponed work with our outside advisors, stopped external spending on the proposed transaction and wrote off the capitalized transaction-related costs in the fourth quarter of 2008. While we still intend to create a separate games company, current conditions do not support a separation transaction.

We believe our operating results for the second half of 2008 were impacted by, and our operating results in future periods may continue to be impacted by, the uncertainty and adverse conditions in the economy. The economic downturn has resulted in a decline in overall consumer and corporate spending, declines in consumer access to credit, fluctuations in foreign exchange rates, declines in the value of assets and increased liquidity risks, all of which could materially impact our business, financial condition and results of operations. The digital entertainment products and services we provide may be considered discretionary items for consumers. As a result, we may experience decreases in consumer demand for our products and services, including the products and services we provide to our business customers who sell them to their subscribers, increased price-sensitivity by consumers, softening of new subscriber sign-ups and changes in consumers’ use of credit cards, which is how they pay for our services. Any of these changes could materially adversely affect our revenue in future periods. In addition, we may continue to experience a decline in advertising revenue as corporate spending has decreased due to the contracting economy. We also expect our revenue to continue to be impacted by the increased volatility in foreign exchange rates, particularly if the U.S. dollar continues to gain strength against the euro and the Korean won. The continued downturn in the economy may result in additional impairments to our assets in future periods, particularly goodwill, other intangible assets and long-lived assets. Economic conditions may also negatively impact our liquidity due to (1) declines in interest income, (2) increased risk that we may not be able to access cash balances held in U.S. or foreign financial institutions or that our investments in debt securities issued by financial institutions may become worthless if such financial institutions nationalize or fail, and (3) decreased ability to sell the securities or institutional money market funds we hold as short-term investments. These risks and the potential impact of these risks on our financial condition and results of operations are discussed further above in “Risk Factors — Risks Related to Our Business in General.” If any of these risks are realized, we may experience a material adverse impact on our financial condition and results of operations in future periods.

We manage our business, and correspondingly report segment revenue and profit (loss), based on three segments: Music, Consumer and Technology Products and Solutions, each of which is described further below under “Revenue by Segment” and “Costs of Revenue by Segment.”

The following table sets forth certain financial data for the periods indicated as a percentage of total net revenue:

	Years Ended December 31,
	2008	2007	2006

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	38.6	37.6	31.4
Impairment of deferred costs and prepaid royalties	3.2	—	—

Gross profit	58.2	62.4	68.6
Operating expenses:
Research and development	18.8	18.1	19.6
Sales and marketing	35.0	36.9	41.9
Advertising with related party	7.3	4.3	—
General and administrative	11.6	11.9	14.5
Impairment of goodwill and long-lived assets	31.9	—	—
Restructuring and other charges	1.1	0.6	—
Loss on excess office facilities	—	—	0.2

Subtotal operating expenses	105.7	71.8	76.2
Antitrust litigation benefit, net	—	(10.7)	(55.8)

Total operating expenses	105.7	61.1	20.4

Operating income (loss)	(47.5)	1.3	48.2
Other income, net	11.5	12.0	9.4

Income (loss) before income taxes	(36.0)	13.3	57.6
Income taxes	(4.3)	(4.8)	(20.9)

Net income (loss)	(40.3)%	8.5%	36.7%

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Estimating music publishing rights and music royalty accruals;

•	Recoverability of deferred costs and prepaid royalties;

•	Estimating allowances for doubtful accounts and sales returns;

•	Estimating losses on excess office facilities;

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;

•	Valuation of long-lived assets;

•	Valuation of goodwill;

•	Stock-based compensation;

•	Minority interest;

•	Accounting for gains on sale of subsidiary stock;

•	Accounting for taxes collected from customers; and

•	Accounting for income taxes.

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

We recognize such costs in accordance with our revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized ratably over the term of the contract, costs are recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, we review deferred costs to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

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

Valuation of Long-Lived Assets.  Long-lived assets consist primarily of property, plant and equipment, as well as amortizable intangible assets acquired in business combinations. Long-lived assets are amortized on a straight line basis over their estimated useful lives. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of a long-lived asset is measured by comparing its carrying value to the undiscounted projected future cash flows that the asset is expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections.

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

Minority Interests.  We record minority interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the minority interest partners in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) and EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (EITF D-98). Redeemable minority interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow our historical disclosure only policy for the redemption feature and the current redemption amount of the redeemable minority interests is disclosed on the face of the balance sheet. Redeemable minority interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Minority interest expense (benefit) is included within the consolidated statement of operations and comprehensive income for 2008 and 2007.

As of December 31, 2008 and 2007, our minority interests solely related to redeemable minority interests in Rhapsody America. See Note 3 for further discussion of the redeemable minority interest treatment.

Accounting for Gains on Sale of Subsidiary Stock.  We account for any changes in our ownership interest resulting from the issuance of equity capital by consolidated subsidiaries as either a gain or loss in the statement of operations pursuant to SAB No. 51 Accounting for the Sales of Stock of a Subsidiary. SAB No. 51 requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations if the appropriate recognition criteria has been met or reflected as an equity transaction. We have elected to reflect SAB No. 51 gains or losses in our consolidated statement of operations and comprehensive income when the appropriate criteria have been met. As described in Note 3 to our consolidated financial statements, the sales of stock in Rhapsody America met the gain recognition criteria for all periods through September 30, 2008 and the gains from these sales were included in the consolidated statement of operations. Beginning in the fourth quarter of 2008, the gain recognition criteria in SAB No. 51 were no longer met and the sales of ownership interests in Rhapsody America were accounted for as equity transactions.

Accounting for Taxes Collected from Customers.  We collect various types of taxes from our customers, assessed by governmental authorities, which are imposed on and concurrent with revenue-producing transactions. Such taxes are recorded on a net basis and are not included in our net revenue.

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

Each reporting period we must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefit in the statement of operations and comprehensive income. Factors we consider in making such an assessment include, but are not limited to past performance and our expectation of future taxable income, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our investments and other assets.

We have not provided for U.S. deferred income taxes or withholding taxes on certain non-U.S. subsidiaries’ undistributed earnings. These earnings are intended to be permanently reinvested in operations outside of the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the availability of foreign tax credits and the complexity of the computation if such earnings were not deemed to be permanently reinvested.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2008	2007

Balance, beginning of year	$8,931	$7,501
Increases related to prior year tax positions	586	—
Decreases related to prior year tax positions	(241)	—
Increases related to current year tax positions	1,179	1,430
Settlements	—	—
Expiration of the statute of limitations	—	—

Balance, end of year	$10,455	$8,931

We file numerous consolidated and separate income tax returns in the United States Federal, as well as state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993. We are currently under audit by the California Franchise Tax Board for the consolidated group RealNetworks, Inc. and subsidiaries for the years ended December 31, 2005 and 2006. During the third quarter of 2008, an income tax audit by the United States Internal Revenue Service for our wholly-owned subsidiary WiderThan Americas, Inc. for the period ended December 31, 2005 was closed with no adjustments.

Revenue by Segment

Revenue by segment is as follows (dollars in thousands):

	2008	Change	2007	Change	2006

Music	$160,721	8%	$149,126	21%	$123,033
Consumer	237,522	12	211,851	6	199,739
Technology products and solutions	206,567	(0)	206,643	185	72,489

Total net revenue	$604,810	7%	$567,620	44%	$395,261

Revenue by segment as a percentage of total net revenue is as follows:

	2008	2007	2006

Music	27%	26%	31%
Consumer	39	37	51
Technology products and solutions	34	37	18

Total net revenue	100%	100%	100%

Music.  Music revenue primarily includes revenue from our Rhapsody and RadioPass subscription services; sales of digital music content through Rhapsody America’s MP3 music store and Rhapsody service; and advertising from our music websites. These products and services are sold and provided primarily through our distribution partners and the Internet and we charge customers’ credit cards at the time of sale. Billings for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.

During the first six months of 2008, our Music revenue growth slowed due primarily to continuing challenges facing our subscription music business, including low consumer awareness of subscription music services, Apple’s dominance of the portable MP3 player business, limited distribution of music devices that are compatible with our subscription services, and the persistent availability of unlicensed music content from peer-to-peer services. In response, we have shifted our business strategy and marketing efforts toward new initiatives including the launches of Rhapsody America’s new online MP3 store and Rhapsody subscription service with Verizon Wireless, as well as the development of music-discovery services for consumer music websites operated by Yahoo! and MTVN. These initiatives were launched on June 30, 2008 and contributed to an increase in the rate of growth of our Music revenue for the six months ended December 31, 2008. Additionally, as part of a strategic relationship between Yahoo! and us, Yahoo! Music Unlimited subscribers that chose to migrate to Rhapsody’s digital music service were converted from Yahoo! Music Unlimited subscribers to Rhapsody subscribers during the year ended December 31, 2008.

Music revenue increased by $11.6 million, or 8%, during the year ended December 31, 2008, compared with the year ended December 31, 2007. Growth in revenue from our Rhapsody subscription music service accounted for $17.6 million of the increase for the year ended December 31, 2008. Subscriber and related revenue growth were primarily driven by our launch of a new distribution channel with Verizon Wireless and the one-time migration of Yahoo! Music Unlimited subscribers who chose to convert to our Rhapsody music service. An increase in the number of digital music tracks sold during the year ended December 31, 2008 contributed approximately $1.2 million to the increase. The increase in sales of digital music tracks was due primarily to the launch of Rhapsody America’s new MP3 music store on June 30, 2008. These increases were offset by a decline in revenue from our RadioPass music subscription services of approximately $5.5 million for the year ended December 31, 2008 due primarily to a decline in subscribers to these services. No other single factor contributed materially to the change during the period.

Music revenue increased by $26.1 million, or 21%, during the year ended December 31, 2007, compared with the year ended December 31, 2006. Growth in revenue from our Rhapsody subscription music service accounted for $21.5 million of the increase for the year ended December 31, 2007 due primarily to an increase in the price for our Rhapsody Unlimited music service as well as an increase of subscribers contributed by MTVN into the Rhapsody America joint venture. An increase in advertising sold during the year ended December 31, 2007 contributed approximately $3.0 million to the increase. No other single factor contributed materially to the change during the period.

Consumer.  Consumer revenue primarily includes revenue from digital media subscription services such as GamePass, FunPass, SuperPass and stand-alone subscriptions; sales and distribution of third-party software and services; sales of digital content such as game downloads; sales of premium versions of our RealPlayer and related products; and advertising. These products and services are sold and provided primarily through the Internet and we charge customers’ credit cards at the time of sale. Billings for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.

Consumer revenue increased by $25.7 million, or 12%, during the year ended December 31, 2008, compared with the year ended December 31, 2007. Consumer revenue increased by $12.1 million, or 6%, during the year ended December 31, 2007, compared with the year ended December 31, 2006. Factors contributing to the changes in revenue are discussed below in “Consumer Revenue.”

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

Technology Products and Solutions revenue decreased by $0.1 million, or less than 1%, during the year ended December 31, 2008, compared with the year ended December 31, 2007. The decrease during the year was due primarily to a decrease in systems integration revenue of approximately $17.0 million, offset by an increase in revenue from application services provided to wireless carriers, including ringback tones, music-on-demand, inter-carrier messaging, and video-on-demand services of approximately $18.7 million during the year. We have de-emphasized our systems integration business, including sales of business integration services to SK Telecom, primarily because it has lower margins and does not generate consistent recurring revenue streams, which does not fit our current business model. As a result, we experienced a decline in systems integration revenue during the year due primarily to a decline in sales of our lower-margin systems integration services to SK Telecom. The increase in revenue from our application services was primarily due to increased usage and the number of users of the services we provide. No other single factor contributed materially to the change during the period. The rise in the value of the U.S. dollar against the Korean won negatively affected 2008 revenue by approximately $8.2 million.

Technology Products and Solutions revenue increased by $134.2 million, or 185%, during the year ended December 31, 2007, compared with the year ended December 31, 2006. The increase in revenue was primarily the result of incremental revenue from our acquisitions of WiderThan (acquired in October 2006) of approximately $123.9 million, Sony NetServices GmbH (acquired in May 2007) of approximately $12.9 million and Exomi (acquired in June 2007) of approximately $2.2 million. No other single factor contributed materially to the change during the period.

Consumer Revenue

A further analysis of our Consumer revenue is as follows (dollars in thousands):

	2008	Change	2007	Change	2006

Games	$134,649	24%	$108,503	26%	$86,236
Media software and services	102,873	(0)	103,348	(9)	113,503

Total consumer products and services revenue	$237,522	12%	$211,851	6%	$199,739

Games.  Games revenue primarily includes revenue from the sale of individual games through our RealArcade service and our games related websites including GameHouse and Zylom (acquired in January 2006); our games subscription services; advertising through RealArcade and our games related websites; and sales of games through wireless carriers.

Games revenue increased by $26.1 million, or 24%, during the year ended December 31, 2008, compared with the year ended December 31, 2007. Revenue associated with our Trymedia acquisition, which was consummated on April 1, 2008, accounted for approximately $11.7 million of the increase during the year ended December 31, 2008. Increases in subscription revenue accounted for approximately $8.2 million of the increase during the year ended December 31, 2008. Increases in the number of subscribers to our games subscription services, accounted for a significant portion of the increase in subscription revenue for the year ended December 31, 2008. Revenue associated with the distribution of third-party products increased approximately $3.1 million during the year ended December 31, 2008, due primarily to an increased focus on the distribution of these products. Growth in revenue from sales of individual games accounted for $3.0 million of the increase for the year ended December 31, 2008. No other single factor contributed materially to the change during the period.

While our Games revenue grew in 2008 compared with 2007, during the second half of 2008 our Games revenue experienced quarterly sequential declines. We believe these declines were due primarily to challenges associated with integrating recent acquisitions into our games business and increased price sensitivity of our customers. In the fourth quarter of 2008, we re-launched our GameHouse.com website to feature offerings such as a free game every day and value pricing for our premium version casual games.

Games revenue increased by $22.3 million, or 26%, during the year ended December 31, 2007, compared with the year ended December 31, 2006. Increases in subscription revenue accounted for approximately $10.1 million of the increase during the year ended December 31, 2007 due primarily to additional subscribers to our services. Increases in advertising revenue generated through our games related websites accounted for approximately $7.1 million of the increase during the year ended December 31, 2007. An increase in the number of individual games sold accounted for $1.9 million of the increase for the year ended December 31, 2007. No other single factor contributed materially to the change during the period.

Media Software and Services.  Media Software and Services revenue primarily includes revenue from our SuperPass premium subscription service; RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to our Music and Games businesses.

Media Software and Services revenue decreased by $0.5 million, or less than 1%, during the year ended December 31, 2008, compared with the year ended December 31, 2007. This decrease was due primarily to a decline of subscribers to, and related revenue from, our SuperPass subscription service totaling approximately $6.5 million. This decrease was primarily due to a shift in our marketing and promotional efforts towards our Music and Games businesses which we believe represent a greater growth opportunity for us. The decrease was offset by an increase of approximately $5.4 million in revenue generated from the distribution of third-party products related to our campaign to encourage consumers to upgrade to our RealPlayer 11 media player software. No other single factor contributed materially to the change during the period.

Media Software and Services revenue decreased by $10.2 million, or 9%, during the year ended December 31, 2007, compared with the year ended December 31, 2006. This decrease was due primarily to a decline of subscribers to, and related revenue from, our SuperPass subscription service totaling approximately $10.2 million, offset by an increase in revenue generated from the distribution of third-party products totaling approximately $2.9 million. No other single factor contributed materially to the change during the period.

Geographic Revenue

Revenue by region is as follows (dollars in thousands):

	2008	Change	2007	Change	2006

United States	$403,799	12%	$360,676	27%	$283,433
Europe	107,223	27	84,368	35	62,270
Republic of Korea	50,443	(39)	82,549	344	18,597
Rest of the World	43,345	8	40,027	29	30,961

Total	$604,810	7%	$567,620	44%	$395,261

Revenue in the U.S. increased by $43.1 million, or 12%, for the year ended December 31, 2008 compared with the year ended December 31, 2007. The increase was due primarily to growth in our Games and Technology Products and Solutions businesses, including the acquisition of Trymedia in April 2008. Trymedia contributed approximately $11.7 million of the increase during the year ended December 31, 2008. The growth in our Technology Products and Solutions business was due primarily to increased subscribers and increased usage of our application services to wireless carriers that accounted for approximately $24.5 million of the revenue increase in the U.S. during the year ended December 31, 2008. See the sections “Revenue by Segment — Technology Products and Solutions and Consumer Revenue — Games” above for further discussion of these changes.

Revenue in the U.S. increased by $77.2 million, or 27%, for the year ended December 31, 2007 compared with the year ended December 31, 2006. The increase was due primarily to growth in our Games and Technology Products and Solutions businesses. The growth in our Technology Products and Solutions business was due primarily to increased subscribers and increased usage of our application services to wireless carriers that accounted for approximately $53.3 million of the revenue increase in the U.S. during the year ended December 31, 2008. See the sections “Revenue by Segment — Technology Products and Solutions” and “Consumer Revenue — Games” above for further discussion of these changes.

Revenue in Europe increased by $22.9 million, or 27%, during the year ended December 31, 2008 compared with the year ended December 31, 2007. The increase was due primarily to the continued growth of our Games and Technology Products and Solutions businesses in Europe. The growth in our Games business was due primarily to increased subscription revenue of approximately $4.3 million in Europe during the year ended December 31, 2008. The growth in our Technology Products and Solutions business was due primarily to increased subscribers and increased usage of our application services to wireless carriers that accounted for approximately $10.2 million of the revenue increase in Europe during the year ended December 31, 2008. See the sections “Revenue by Segment — Technology Products and Solutions” and “Consumer Revenue — Games” above for further discussion of these changes.

Revenue in Europe increased $22.1 million, or 35%, during the year ended December 31, 2007 compared with the year ended December 31, 2006. The increase was due primarily to the continued growth of our Games and Technology Products and Solutions businesses in Europe. The growth in our Games business was due primarily to increased subscription revenue of approximately $6.7 million. The growth in our Technology Products and Solutions business was due primarily to increased subscribers and increased usage of our application services to wireless carriers, including increases attributable to our acquisition of SNS in May 2007 that accounted for approximately $14.2 million of the revenue increase in Europe during the year ended December 31, 2007. See the sections “Revenue by Segment — Technology Products and Solutions” and “Consumer Revenue-Games” above for further discussion of these changes.

Revenue in the Republic of Korea decreased by $32.1 million, or 39%, for the year ended December 31, 2008 compared with the year ended December 31, 2007, due primarily to a decrease in our Technology Products and Solutions business in Korea. The decline in our Technology Products and Solutions business was due primarily to a decline in subscribers and reduced usage of our application services to wireless carriers in Korea that accounted for approximately $16.1 million as well as a decline within our systems integration revenue business of approximately $15.3 million during the year ended December 31, 2008. We have de-emphasized our systems integration business, including sales of business integration services to SK Telecom, because it has lower margins and does not generate consistent recurring revenue streams, which does not fit our current business model. The rise in the value of the U.S. dollar against the Korean won negatively affected 2008 revenue by approximately $8.2 million.

Revenue in the Republic of Korea increased by $64.0 million, or 344%, for the year ended December 31, 2007 compared with the year ended December 31, 2006. The increase was due to the inclusion of a full year of WiderThan (acquired in the fourth quarter of 2006).

License and Service Revenue

We also present our revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	2008	Change	2007	Change	2006

License fees	$113,990	23%	$92,718	2%	$90,684
Service revenue	490,820	3	474,902	56	304,577

Total net revenue	$604,810	7%	$567,620	44%	$395,261

License fees and Service revenue as a percentage of total revenue is as follows:

	2008	2007	2006

License fees	19%	16%	23%
Service revenue	81	84	77

Total net revenue	100%	100%	100%

License Fees.  License fees primarily include revenue from sales of content such as game licenses and digital music tracks; our media delivery system software; premium versions of our RealPlayer and related products and messaging gateways to mobile carriers. License fees include revenue from all of our reporting segments.

License revenue increased by $21.3 million, or 23%, during the year ended December 31, 2008 compared with the year ended December 31, 2007. The increase was due primarily to revenue generated from our Trymedia acquisition totaling approximately $11.6 million. An increase in the number of licenses sold for our premium versions of RealPlayer totaling approximately $3.0 million, as well as increase in the sales of individual games of 3.0 million, also contributed to the increase during the year ended December 31, 2008. No other single factor contributed materially to the change during the period.

License revenue increased by $2.0 million, or 2%, during the year ended December 31, 2007 compared with the year ended December 31, 2006. The increase was due primarily to revenue generated from sales of individual games accounting for $1.9 million of the increase during the year ended December 31, 2007. No other single factor contributed materially to the change during the period.

Service Revenue.  Service revenue primarily includes revenue from digital media subscription services such as SuperPass, Rhapsody, RadioPass, GamePass, FunPass and stand-alone subscriptions; sales of application services sold to wireless carriers to deliver ringback tones, music-on-demand, video-on-demand and messaging services to wireless carriers’ customers; support and maintenance services that we sell to customers who purchase our software products; broadcast hosting and consulting services that we offer to our customers; distribution of third-party software; and advertising. Service revenue includes revenue from all of our reporting segments.

Service revenue increased by $15.9 million, or 3%, during the year ended December 31, 2008 compared with the year ended December 31, 2007. Growth in revenue from our application services provided to wireless carriers accounted for $19.1 million of the increase for the year ended December 31, 2008. Increased revenue from Rhapsody America’s Rhapsody subscription music service accounted for $17.6 million of the increase for the year ended December 31, 2008. These increases were offset by a decrease in system integration revenue of approximately $17.0 million, as well as a decrease in subscription revenue from our SuperPass subscription service totaling approximately $6.5 million during the year ended December 31, 2008. No other single factor contributed materially to the change during the period.

Service revenue increased by $170.3 million, or 56%, during the year ended December 31, 2007 compared with the year ended December 31, 2006. Growth in revenue from our application services provided to wireless carriers and our systems integration business accounted for $117.1 million and $18.3 million, respectively, of the increase for the year ended December 31, 2007. These increases were primarily driven by our acquisition of WiderThan. Increases in revenue from the Rhapsody subscription music service and our Games subscription services accounted for $21.5 million and $10.1 million, respectively, of the increase for the year ended December 31, 2007. These increases were offset by a decrease in subscription revenue from our SuperPass subscription service totaling approximately $10.2 million during the year ended December 31, 2007. No other single factor contributed materially to the change during the period.

Deferred Revenue

Deferred revenue consists of unrecognized revenue and prepayments related to application services, unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Total deferred revenue at December 31, 2008 was $41.8 million compared with $42.2 million at December 31, 2007. The change in deferred revenue was due primarily to a decrease in unearned revenue from our application services business, offset by an increase in unearned music and games subscription revenue. No other single factor contributed materially to the change during the period.

Cost of Revenue by Segment

Cost of revenue by segment is as follows (dollars in thousands):

	2008	Change	2007

Music	$92,067	13%	$81,462
Consumer	64,180	61	39,840
Technology products and solutions	96,663	5	92,189

Total cost of revenue	$252,910	18%	$213,491

Cost of revenue as a percentage of segment revenue is as follows:

	2008	2007

Music	57%	55%
Consumer	27	19
Technology Products and Solutions	47	45
Total cost of revenue	42%	38%

Cost of Music.  Cost of Music revenue consists primarily of cost of content and delivery of the content included in our music subscription service offerings; royalties paid on sales and streams of music; hardware devices and accessories; and fees paid to third-party vendors for support services.

Cost of Music revenue increased by $10.6 million, or 13%, during the year ended December 31, 2008 compared with the year ended December 31, 2007. Additional subscribers to our music subscription services were primarily responsible for the increased content costs including royalty payments of approximately $8.3 million. In addition to the increased content costs, a charge of $1.0 million was recorded related to the impairment of certain prepaid royalties (see “Impairment of Deferred Costs and Prepaid Royalties” below for more information). The impairments recognized were the primary cause of the increase of cost of Music revenue as a percentage of Music revenue for the year ended December 31, 2008. No other single factor contributed materially to the change during the period.

Cost of Consumer.  Cost of Consumer revenue consists primarily of cost of content and delivery of the content included in our digital media subscription service offerings; royalties paid on sales of games and other third-party products; amounts paid for licensed technology; costs of product media; and fees paid to third-party vendors for support services.

Cost of Consumer revenue increased by $24.3 million, or 61%, during the year ended December 31, 2008, compared with the year ended December 31, 2007. The increase was due primarily to cost of revenue associated with the operations of Trymedia, which accounted for approximately $7.1 million of the increase. Increases in costs related to subscriber growth in our Consumer subscription services contributed an additional $4.2 million during the year ended December 31, 2008. In addition, we recorded $7.8 million in charges related to the impairment of certain prepaid royalties (see “Impairment of Deferred Costs and Prepaid Royalties” below for more information). No other single factor contributed materially to the changes during the period. Cost of Consumer revenue as a percentage of Consumer revenue for the year ended December 31, 2008, was negatively impacted by the impairments recognized as well as the operations of Trymedia because Trymedia’s gross margins are generally lower than our other Consumer segment products.

Cost of Technology Products and Solutions.  Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology, costs of product media, fees paid to service carriers and third-party vendors for order fulfillment, cost of personnel providing support and consulting services, and expenses incurred in providing our ASP hosting services.

Cost of Technology Products and Solutions revenue increased by $4.5 million, or 5%, during the year ended December 31, 2008, compared with the year ended December 31, 2007, due primarily to decreased costs associated with system integration revenue of approximately $11.9 million. This decrease was offset by an increase in cost of revenue from application services provided to wireless carriers of approximately $6.4 million during the year ended December 31, 2008, due primarily to increased usage and users of the services we provide. In addition, a charge of $10.8 million was recorded related to the impairment of certain deferred costs (see “Impairment of Deferred Costs and Prepaid Royalties” below for more information). No other single factor contributed materially to the changes during the period. Cost of Technology Products and Solutions revenue as a percentage of Technology Products and Solutions revenue for the year ended December 31, 2008, was negatively impacted primarily by the impairments.

We have not provided comparative results for the year ended December 31, 2006 for cost of revenue by segment as we changed our allocation methodology in the third quarter of 2007 to accommodate the formation of Rhapsody America. We were able to use the new allocation methodology for amounts incurred since

January 1, 2007, however we do not have the data available to perform the allocation of amounts incurred prior to January 1, 2007. We deemed it impracticable to perform the allocation under the old method for the current period to provide comparative information due to the complexity of the calculations required.

Cost of License Fees and Service Revenue

We also present our cost of revenue based on license fees and service revenue as set forth below (dollars in thousands):

	2008	Change	2007	Change	2006

License fees	$50,097	43%	$34,927	(6)%	$37,089
Service revenue	202,813	14	178,564	105	87,019

Total cost of revenue	$252,910	18%	$213,491	72%	$124,108

Cost of revenue as a percentage of related revenue is as follows:

	2008	2007	2006

License fees	44%	38%	41%
Service revenue	41	38	29
Total cost of revenue	42%	38%	31%

Cost of License Fees.  Cost of license fees includes royalties paid on sales of games, music and other third-party products, amounts paid for licensed technology, amortization of acquired technology.

Cost of license fees increased by $15.2 million, or 43%, during the year ended December 31, 2008 compared with the year ended December 31, 2007, due primarily to charges of $7.8 million from the impairments of certain prepaid royalties (see “Impairment of Deferred Costs and Prepaid Royalties” below for more information). Also contributing to the increase in cost of license revenue was increased costs of content related to revenue associated with the operations of Trymedia which totaled approximately $6.6 million. No other single factor contributed materially to the changes during the period. Cost of license revenue as a percentage of license revenue for the year ended December 31, 2008, was negatively impacted primarily by the impairments mentioned above.

Cost of license fees decreased by $2.2 million, or 6%, during the year ended December 31, 2007, compared with the year ended December 31, 2006, due primarily to the decrease in online sales of individual songs through the Rhapsody subscription service and our RealPlayer Music Store (now known as Rhapsody America’s MP3 music store). Decreases in these costs accounted for approximately $1.8 million of the decline. No other single factor contributed materially to the changes during the period.

Cost of Service Revenue.  Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings, cost of in-house and contract personnel providing support, amortization of acquired technology, and consulting services, royalties, and expenses incurred in providing our ASP hosting services. Content costs are expensed over the period the content is available to our subscription services customers.

Cost of service revenue increased by $24.2 million, or 14%, during the year ended December 31, 2008 compared with the year ended December 31, 2007. The increase was due primarily to increased content costs resulting from increased subscribers to our Music and Consumer subscription services totaling approximately $13.2 million as well as costs associated with increased sales of application services of approximately $7.4 million. A charge of $11.8 million was also recorded related to the impairment of certain deferred costs and prepaid royalties (see “Impairment of Deferred Costs and Prepaid Royalties” below for more information). These increases were offset by a decrease in costs of approximately $11.9 million resulting from a decrease in systems integration revenue. No other single factor contributed materially to the changes during the period. Cost of service revenue as a percentage of service revenue for the year ended December 31, 2008 was negatively impacted primarily by the impairments mentioned above.

Cost of service revenue increased by $91.5 million, or 105%, during the year ended December 31, 2007 compared with the year ended December 31, 2006. The increase was due primarily to increased content costs resulting from increased subscribers to our Music and Consumer subscription services totaling approximately $20.4 million as well as increased costs of sales of applications services and systems integration revenue related to the acquisition of WiderThan. Increases in the costs related to the sales of application services provided to wireless carriers and systems integration revenue contributed approximately $55.7 million and $13.0 million, respectively, to the increases for the year ended December 31, 2007. No other single factor contributed materially to the changes during the period.

Impairment of Deferred Costs and Prepaid Royalties

We assess the recovery of all deferred project costs and any royalty advances paid to content providers on a quarterly basis. As of December 31, 2008, we determined that the total estimated costs associated with certain projects exceeded the total estimated revenues expected to be recognized on those projects. As a result, we impaired approximately $10.8 million in deferred project costs. In addition, we assessed the recovery of recoupable royalty advances paid to certain content providers. As of December 31, 2008, we determined that approximately $8.8 million in royalty advances was not recoverable and therefore charged to expense. The total impairment of deferred costs and prepaid royalties was mentioned throughout the section above entitled “Cost of Revenue by Segment” and “Cost of License Fees and Service Revenue.” See Note 8 of Notes to Consolidated Financial Statements for more information. No such charges existed in 2007 or 2006.

Assessing the recoverability of deferred project costs and prepaid royalty advances is based on significant assumptions and estimates, including future revenue and cost of sales. Significant or sustained decreases in revenue or increases in cost of sales in future periods could result in additional impairments of deferred project costs and prepaid royalty advances. We cannot accurately predict the amount and timing of such impairments. Should the value of deferred project costs or prepaid royalty advances become impaired, we would record the appropriate charge, which could have a material adverse effect on our financial condition or results of operations.

Other Segment and Geographical Information

Operating expenses of our Music, Consumer and Technology Products and Solutions segments include costs directly attributable to those segments and an allocation of general and administrative and other corporate overhead costs. In conjunction with the formation of Rhapsody America in August of 2007, we changed the method by which corporate overhead and general and administrative costs are allocated. We were able to use the new allocation methodology for amounts incurred after January 1, 2007. However, we do not have data available to perform the allocation of amounts incurred prior to January 1, 2007. Therefore comparative data from 2006 is not presented.

Reconciliation of segment operating income (loss) to income (loss) before income taxes for the year ended December 31, 2008 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated

Net revenue	$160,721	$237,522	$206,567	$—	$604,810
Cost of revenue	91,067	56,351	85,826	—	233,244
Impairment of deferred costs and prepaid royalties	1,000	7,829	10,837	—	19,666

Gross profit	68,654	173,342	109,904	—	351,900
Advertising with related party	44,213	—	—	—	44,213
Restructuring and other charges	—	—	—	6,833	6,833
Impairment of goodwill and long-lived assets	4,753	46,056	141,867	—	192,676
Other operating expenses	101,022	170,149	123,507	905	395,583

Operating income (loss)	(81,334)	(42,863)	(155,470)	(7,738)	(287,405)
Other income, net	56,057	—	—	13,298	69,355

Income (loss) before income taxes	$(25,277)	$(42,863)	$(155,470)	$5,560	$(218,050)

Reconciliation of segment operating income (loss) to income (loss) before income taxes for the year ended December 31, 2007 is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated

Net revenue	$149,126	$211,851	$206,643	$—	$567,620
Cost of revenue	81,462	39,840	92,189	—	213,491

Gross profit	67,664	172,011	114,454	—	354,129
Advertising with related party	24,360	—	—	—	24,360
Restructuring and other charges	—	—	—	3,748	3,748
Other operating expenses	103,482	142,749	130,551	(58,060)	318,722

Operating income (loss)	(60,178)	29,262	(16,097)	54,312	7,299
Other income, net	36,194	—	—	32,278	68,472

Income (loss) before income taxes	$(23,984)	$29,262	$(16,097)	$86,590	$75,771

Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	December 31,
	2008	2007

United States	$163,730	$186,665
Republic of Korea	51,508	235,728
Europe	37,315	87,181
Rest of the World	4,445	7,753

Total long-lived assets	$256,998	$517,327

Net assets including minority interest by geographic location are as follows (in thousands):

	December 31,
	2008	2007

United States	$463,209	$557,381
Republic of Korea	64,824	228,153
Europe	20,201	79,410
Rest of the World	5,324	10,160

Total	$553,558	$875,104

Operating Expenses

Research and Development

Research and development expenses consist primarily of salaries and related costs of research and development personnel, expense associated with stock-based compensation, and consulting fees associated with product development. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Research and development costs and year-over-year changes are as follows (dollars in thousands):

	2008	Change	2007	Change	2006

Research and development	$113,680	11%	$102,731	33%	$77,386
As a percentage of total net revenue	19%		18%		20%

Research and development expenses, including non-cash stock-based compensation, increased by $10.9 million, or 11%, in 2008. The increase was due primarily to personnel and related costs from our acquisition of Trymedia (acquired in April 2008) and the inclusion of a full year of expenses from our acquisition of Game Trust (acquired in October 2007). Trymedia accounted for approximately $3.4 million of the increased costs and Game Trust added approximately $2.8 million to the increase over 2007. In addition, increases in costs related to temporary employees contributed an additional $2.3 million to research and development expenses as compared with 2007. No other single factor contributed materially to the increase in costs during this period.

Research and development expenses increased by $25.3 million, or 33%, in 2007 due primarily to the inclusion of a full year of expenses from our acquisition of WiderThan (acquired in the fourth quarter of 2006), which accounted for approximately $15.3 million of the increase. Increases in consulting expenses contributed an additional $4.0 million to the increase, and the acquisition of Game Trust (acquired in October 2007) added $1.1 million to the total increase in research and development expenses in 2007 as compared with 2006. The decrease in research and development expenses as a percentage of total net revenue from 20% in 2006 to 18% in 2007 is due primarily to a higher growth in total net revenue. No other single factor contributed materially to these changes during the period.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing costs and year-over-year changes are as follows (dollars in thousands):

	2008	Change	2007	Change	2006

Sales and marketing	$211,922	1%	$209,412	26%	$165,602
As a percentage of total net revenue	35%		37%		42%

Sales and marketing expenses, including non-cash stock-based compensation, increased by $2.5 million, or 1%, in 2008 primarily due to $10.0 million spent to promote Rhapsody America’s new MP3 music store and the Rhapsody subscription music service during the year, as well as $4.1 million in increased personnel and related costs from our acquisition of Trymedia (acquired in April 2008) and the inclusion of a full year of expenses from our acquisition of Game Trust (acquired in October 2007). These increases were offset by reduced personnel and related costs of approximately $11.2 million arising from a reduction in sales and marketing headcount. The decrease in sales and marketing expenses as a percentage of total net revenue from 37% in 2007 to 35% in 2008 is due primarily to a higher growth in total net revenue. No other single factor contributed materially to these changes during the period.

Sales and marketing expenses increased by $43.8 million, or 26%, in 2007 due primarily to the inclusion of a full year of expenses from our acquisition of WiderThan (acquired in the fourth quarter of 2006), which accounted for approximately $22.7 million of the increase. Further contributing to the year over year increase were payroll related expenses totaling $14.1 million arising from higher average headcount during 2007 as compared with 2006. The decrease in sales and marketing expenses as a percentage of total net revenue from 42% in 2006 to 37% in 2007 is due primarily to a higher growth in total net revenue. No other single factor contributed materially to these changes during this period.

Advertising with Related Party

On August 20, 2007, RealNetworks and MTVN jointly created Rhapsody America. MTVN owns 49% of Rhapsody America. Under the joint venture agreement, as amended, Rhapsody America is obligated to purchase $213.8 million in advertising and related integrated marketing on MTVN cable channels over the term of the agreement. During 2008 and 2007, Rhapsody America spent $44.2 million and $24.4 million, respectively, in advertising with MTVN.

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and year-over-year changes are as follows (dollars in thousands):

	2008	Change	2007	Change	2006

General and administrative	$69,981	4%	$67,326	17%	$57,332
As a percentage of total net revenue	12%		12%		15%

General and administrative expenses, including non-cash stock-based compensation, increased by $2.7 million, or 4%, during 2008 primarily due to an increase in professional service expenses totaling $2.4 million. No other single factor contributed materially to the increase during the period.

General and administrative expenses increased by $10.0 million, or 17%, in 2007 due primarily to the inclusion of a full year of expenses from WiderThan (acquired in the fourth quarter of 2006), which accounted for approximately $11.4 million of the increase. Further contributing to the year over year increase were payroll related expenses totaling $2.9 million arising from higher average headcount during 2007 as compared with 2006. These increases were partially offset by a reduction in charitable donation expenses of approximately $5.1 million during 2007. The decrease in general and administrative expenses as a percentage of total net revenue from 15% in 2006 to 12% in 2007 is primarily due to a higher growth in total net revenue. No other single factor contributed materially to this change during the period.

Impairment of Goodwill and Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test during our fiscal fourth quarter.

A two step process is used to test for goodwill impairment under SFAS 142. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment from the first step, a second step is performed to determine the amount of the impairment. This involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. We have four reporting units; Music, Technology Products and Solutions, Games, and Media Software and Services.

To estimate the fair value of the reporting units for step one, we utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, growth rates and long term discount rates, all of which require significant judgments by management.

During the quarter ended December 31, 2008, the we revised our long term operating plan. Our operating plan was a significant input in evaluating the fair value of our reporting units for the purpose of assessing goodwill for possible impairment. The expected impact resulting from the significant declines observed in the broader economy during the fiscal fourth quarter of 2008 were reflected in the plan. Additionally, in light of the uncertainty regarding the extent of future economic declines, we applied discount rates in our income approach that appropriately reflected the possibility that cash flows from future operations may not be fully realized. As a result, it was determined that the carrying value for our Games and Technology Products and Solutions reporting units exceeded their respective fair values, indicating that goodwill within each reporting unit was potentially impaired. No impairments were indicated under the first step for our Music and Media Software and Services reporting units. As required, we initiated the second step of the goodwill impairment test for our Games and Technology Products and Solutions reporting units. We determined that the implied fair value of goodwill for our Technology Products and Solutions and Games reporting units was less than the carrying value by approximately $97.0 million and $38.1 million, respectively, which was recorded as an impairment of goodwill during the quarter ended December 31, 2008. No impairments were recognized in either of the years ended December 31, 2007 or 2006.

In accordance with SFAS No. 144, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amount of an asset is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future undiscounted cash flows. The impairment analysis is based on significant assumptions of future results made by management, including operating and cash flow projections. Our operating plan was a significant input in assessing the recoverability of our long-lived assets. In light of the uncertainty regarding the extent of future economic declines, we applied discount rates in our discounted cash flow analysis that appropriately reflected the possibility that cash flows from future operations may not be fully realized. Based on this assessment, we concluded that the net book value related to certain intangible assets exceeded the fair value attributable to such intangible assets. As a result, we recorded charges of $57.6 million as impairments of long-lived assets within our consolidated statements of operations and comprehensive income in 2008. No such impairments were recognized in either 2007 or 2006.

The impairment analysis for goodwill and long-lived assets is based on significant assumptions of future results made by management, including revenue and cash flow projections. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, could result in the need to perform an impairment analysis under SFAS No. 142 and 144 in future interim periods. We cannot accurately predict the amount and timing of any impairment of goodwill or long-lived assets. Should the value of our goodwill or long-lived assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

Restructuring and Other Charges

During the year ended December 31, 2008, we recorded restructuring and other charges of $6.8 million. Included in this charge was $4.0 million in severance costs resulting from workforce reductions. We also recorded a charge of $2.8 million related to the write-down of capitalized transaction-related costs associated with our plan to separate our Games business from our company.

During the year ended December 31, 2007, we recorded a restructuring charge of $3.7 million, primarily related to severance payments. These charges were a result of workforce reductions and other realized synergies among our recent acquisitions. Severance charges accounted for the majority of the 2007 amount recorded. No such amounts were incurred during the year ended December 31, 2006.

Loss on Excess Office Facilities

The accrued loss of $7.2 million for estimated future losses on excess office facilities located near our corporate headquarters in Seattle, Washington at December 31, 2008, is shown net of expected future sublease income of $5.0 million, which was committed under sublease contracts at the time of the estimate. We regularly evaluate the market for office space in the cities where we have operations. If the market for such space declines further in future periods, we may have to revise our estimates further, which may result in additional losses on excess office facilities.

Antitrust Litigation Benefit, net

Antitrust litigation benefit, net of $60.7 million and $220.4 million for the years ended December 31, 2007, and 2006, respectively, consist of settlement income, legal fees, personnel costs, communications, equipment, technology and other professional services costs incurred directly attributable to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union. On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. The 2007 and 2006 antitrust litigation benefit, net reflects the impact of $61.1 million and $221.9 million, respectively, in payments and other consideration received from Microsoft under the settlement and commercial agreements with Microsoft. At December 31, 2007, all amounts due from Microsoft under the settlement agreement have been received. As a result, no antitrust litigation benefit, net was recorded during 2008. See “Notes to Consolidated Financial Statements — Commitments and Contingencies” (Note 17) for a description of this action.

Other Income, Net

Other income, net consists primarily of interest income on our cash, cash equivalents and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt; gain related to the sale of certain of our equity investments; equity in net (income) loss of investments; minority interest in Rhapsody America; gain from the sales of interest in Rhapsody America; and impairment of certain equity investments. Other income, net and year-over-year changes are as follows (dollars in thousands):

	2008	Change	2007	Change	2006

Interest income, net	$13,453	(56)%	$30,874	(18)%	$37,622
Gain on sale of equity investments	210	114	98	(96)	2,286
Equity in net income (loss) of investments	(695)	58	(440)	(235)	326
Impairment of equity investments	—	n/a	—	(100)	(3,116)
Minority interest in Rhapsody America	41,555	110	19,784	n/a	—
Gain on sale of interest in Rhapsody America	14,502	(12)	16,410	n/a	—
Other income (expenses)	330	(81)	1,746	1,243	130

Other income, net	$69,355	1%	$68,472	84%	$37,248

Other income, net increased during 2008 due primarily to a gain from minority interest in Rhapsody America offset by a decrease in yields from our investments and an overall decline in our investment balances, as well as a decrease in the gain on sale of interest in Rhapsody America. During the quarter ended

December 31, 2008, we determined that we no longer met the criteria for recognizing in income the quarterly gain on the sale of 49% of Rhapsody America as permitted under Staff Accounting Bulletin 51, Accounting for Sales of Stock of a Subsidiary. As a result, we recorded the fourth quarter gain of $6.6 million directly to shareholders’ equity. See “Notes to Consolidated Financial Statements — Rhapsody America” (Note 3).

Other income, net increased during 2007 primarily due to minority interest in the net loss in Rhapsody America and gain related to the sale of our interest in Rhapsody America. The increase was partially offset by a decrease in interest income due to lower effective interest rates on our investment balances and an overall decrease in our investment balances.

Income Taxes

During the years ended December 31, 2008, 2007, and 2006, we recognized income tax expense of $25.8 million, $27.5 million, and $82.5 million, respectively, related to U.S. and foreign income taxes. The decrease of $1.7 million in tax expense from the year ended December 31, 2007 to 2008 was primarily due to the impairments of long-lived assets, deferred costs and prepaid royalties incurred in 2008 as well as the change in income generated from the Microsoft settlement offset by an increase in tax expense due to the change in the valuation allowance. The decrease of $55.0 million in tax expense from the year ended December 31, 2006 to 2007 was primarily due to the change in income generated from the Microsoft settlement. We assess the likelihood that our deferred tax assets will be recovered. In making this assessment, many factors are considered including the current economic climate, our expectations of future taxable income, our ability to project such income, and the appreciation of our investments and other assets. As of December 31, 2008, we have a valuation allowance of $91.0 million. The net change in valuation allowance since December 31, 2007 was $51.2 million primarily due to the current economic environment in which the Company is currently not certain about its ability to recognize deferred tax assets.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for periods beginning after December 15, 2008. Early adoption is prohibited. The impact of the adoption of SFAS 141R on our consolidated financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest shall be accounted for as equity transactions. As a result, the gain on sales of interest in Rhapsody America will no longer be recorded in the statement of operations, but will be reflected as a component of shareholders equity. The requirements of SFAS 160 are effective for periods beginning after December 15, 2008. Early adoption is prohibited. We do not believe that this guidance will have a material impact on our financial position or results of operations except as noted above.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect that FSP No. 142-3 will have a material impact on our financial position or results of operations upon adoption.

Liquidity and Capital Resources

The following summarizes working capital, cash, cash equivalents, trading securities, short-term investments, and restricted cash (in thousands):

	December 31,
	2008	2007

Working capital	$266,990	$351,066
Cash, cash equivalents, and short-term investments	370,734	556,629
Restricted cash	14,742	15,509

Working capital, cash, cash equivalents, and short-term investments decreased primarily due to repurchases of our common stock of approximately $50.2 million as well as the purchases of equipment, software and leasehold improvements of approximately $29.5 million. Our cash, cash equivalents, and short-term investments also decreased due to the repayment of our $100.0 million convertible debt obligation.

The following summarizes cash flows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Cash (used in) provided by operating activities	$(29,286)	$68,409	$170,920
Cash (used in) provided by investing activities	(113,218)	467	(294,065)
Cash used in financing activities	(95,862)	(113,620)	(4,764)

Cash used in and provided by operating activities consisted of net income (loss) adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, minority interest, gain on sale of interest in Rhapsody America, impairment of goodwill and long-lived assets, accrued restructuring and other charges and the effect of changes in certain operating assets and liabilities, net of acquisitions.

Cash used in operating activities in the year ended December 31, 2008 was $29.3 million and consisted of a net loss of $243.9 million, adjustments for non-cash items provided by operations of $220.2 million and cash used in activities related to certain operating assets and liabilities, net of acquisitions, of $5.6 million. Adjustments for non-cash items primarily consisted of $46.0 million of depreciation and amortization expense, $23.5 million of stock-based compensation, $192.7 million of impairment of long-lived assets, $5.5 million of accrued restructuring and other charges and $11.6 million of deferred income taxes, partially offset by $41.6 million of minority interest and $14.5 million of gain on sale of interest in Rhapsody America.

Changes in certain operating assets and liabilities, net of acquisitions, in the year ended December 31, 2008, primarily consisted of an increase of $5.0 million in prepaid expenses and other assets due primarily to increases in prepaid royalties, and a decrease in accounts payable of $13.7 million due primarily to a decrease in payments to third party content providers, partially offset by a decrease in accounts receivable of $9.5 million related to decreases in revenue associated with our systems integration business.

Cash provided by operating activities in the year ended December 31, 2007 was $68.4 million and consisted of net income of $48.3 million, adjustments for non-cash items provided by operations of $19.8 million. Cash provided by activities related to certain operating assets and liabilities, net of acquisitions, did not materially contribute to cash from operations. Adjustments for non-cash items primarily consisted of $45.2 million of depreciation and amortization expense, and $23.9 million of stock-based compensation, partially offset by $19.8 million of minority interest, $9.5 million of deferred income taxes, and $16.4 million of gain on sale of interest in Rhapsody America.

Changes in certain operating assets and liabilities, net of acquisitions, in the year ended December 31, 2007, primarily consisted of an increase of $19.7 million in prepaid expenses and other assets due primarily to increases in deferred costs and prepaid royalties, and an increase in accounts receivable of $13.1 million due primarily to growth in revenue from application services provided to wireless carriers offset by an increase in accrued and other liabilities of $34.4 million primarily related to accrued advertising costs from our Rhapsody America joint venture as well as increases in deferred revenue from sales to wireless carriers.

Cash provided by operating activities in the year ended December 31, 2006 was $170.9 million and consisted of a net income of $145.2 million, adjustments for non-cash items provided by operations of $52.3 million and cash used in activities related to certain operating assets and liabilities, net of acquisitions, of $26.6 million. Adjustments for non-cash items primarily consisted of $21.0 million of depreciation and amortization expense, $55.0 million of deferred income taxes, and $18.2 million of stock-based compensation, partially offset by $39.2 million excess tax benefits from the exercise of stock options.

Changes in certain operating assets and liabilities, net of acquisitions, in the year ended December 31, 2006, primarily consisted of an increase of $8.0 million in accounts receivable due primarily to increases in revenue from advertising and mobile handset royalties, and a decrease in accrued and other liabilities of $19.8 million due primarily to a reduction in liabilities related to the Microsoft litigation (settled in the fourth quarter of 2005).

In the year ended December 31, 2008, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $29.5 million and acquisition costs of $10.2 million, net of cash acquired from the acquisition of Trymedia, and the payment of anniversary and performance costs relating to the acquisition of Zylom, which were previously accrued. Purchases net of sales and maturities of short-term investments used cash of $57.8 million during 2008. In the year ended December 31, 2007, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $26.7 million as well as the additional purchase price paid to the selling shareholders of Zylom for the achievement of performance criteria and the purchase price paid for the acquisitions of Game Trust, SNS and Exomi of an aggregate of $45.6 million. Sales and maturities net of purchases of short-term investments provided cash of $73.8 million during 2007. In the year ended December 31, 2006, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $13.8 million as well as for the acquisitions of WiderThan and Zylom of an aggregate of $257.8 million. Purchases net of sales and maturities of short-term investments used cash of $23.9 million during 2008.

Financing activities used cash for the repurchase of our common stock of $50.2 million, $178.8 million and $98.9 million during the year ended December 31, 2008, 2007, and 2006, respectively, in addition to payments on our convertible debt obligations of $100.0 million during the year ended December 31, 2008. These uses of cash were offset by the proceeds of sales of interests in Rhapsody America of $44.6 million in 2008 and $48.7 million in 2007, as well as sales of common stock under our employee stock purchase plan and exercise of stock options of $9.6 million, $15.9 million, and $54.9 million in 2008, 2007 and 2006, respectively.

Our Board of Directors has authorized share repurchase programs for the repurchase of our outstanding common stock, and all repurchases have been made pursuant to these authorized programs. During 2006, we purchased 11.8 million shares for an aggregate value of $98.9 million at an average cost of $8.35 per share. During 2007, we repurchased 23.8 million shares for an aggregate value of $178.8 million at an average cost of $7.52 per share. During 2008, we repurchased 10.0 million shares for an aggregate value of $50.2 million at an average cost of $5.04 per share. The purchases made through December 31, 2008 completed the authorized amount for all of the repurchase programs.

We currently have no planned significant capital expenditures for 2009 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

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

We conduct our operations in ten primary functional currencies: the U.S. dollar, the Korean won, the Japanese yen, the British pound, the euro, the Mexican peso, the Brazilian real, the Australian dollar, the Hong Kong dollar, and the Singapore dollar. Historically, changes in foreign economic conditions have not had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Korea, Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in won, yen, euros, pounds, and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries.

The downturn in the economy could result in negative impacts to our liquidity arising from lower interest income in future periods due to the continued decline in interest rates, an increased risk that we may not be able to access cash balances held in U.S. or foreign financial institutions or that investments in debt securities issued by financial institutions may be rendered worthless due to the nationalization or failure of such financial institutions, and an increased inability to sell the securities and the institutional money market funds we hold as short-term investments. If any of these risks are realized, we may experience a material adverse impact on our financial condition and results of operations.

At December 31, 2008, we had commitments to make the following payments:

		Less than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Office leases	$59,938	$14,831	$21,878	$13,580	$9,649
Other contractual obligations	43,996	32,926	11,070	—	—

Total contractual cash obligations	$103,934	$47,757	$32,948	$13,580	$9,649

Other contractual obligations primarily relate to minimum contractual payments due to content and other service providers.

In addition to the amounts shown in the table above, $10.5 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. We cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

We have a commitment to purchase $144.4 million in advertising over the next five years from MTVN related to the Rhapsody America venture. The $144.4 million is excluded from the table above as the timing and amount of these payments will vary.

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

The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.

Interest Rate Risk.  Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the year ended December 31, 2008. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at December 31, 2008, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $0.8 million.

The table below presents the amounts related to weighted average interest rates and contractual maturities of our short-term investment portfolio at December 31, 2008 (dollars in thousands):

	Weighted
	Average	Expected Maturity Dates
	Interest			2011-	Amortized	Estimated
	Rate	2009	2010	2012	Cost	Fair Value

Short-term investments:
Corporate notes and bonds	2.61%	$1,493	$19,938	$32,005	$54,685	$53,436
U.S. government agency securities	1.43%	84,330	—	—	83,920	84,330

Total short-term investments	2.18%	$85,823	$19,938	$32,005	$138,605	$137,766

The table below presents the amounts related to weighted average interest rates and contractual maturities of our short-term investment portfolio at December 31, 2007 (dollars in thousands):

	Weighted
	Average	Expected Maturity Dates
	Interest			2010-	Amortized	Estimated
	Rate	2008	2009	2012	Cost	Fair Value

Short-term investments:
Corporate notes and bonds	5.24%	$19,509	$2,260	$20,802	$43,552	$42,571
U.S. government agency securities	4.71%	37,361	—	—	37,296	37,361

Total short-term investments	4.94%	$56,870	$2,260	$20,802	$80,848	$79,932

Investment Risk.  As of December 31, 2008, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2006, we determined that an other-than-temporary decline in fair value had occurred in one of our privately-held investments resulting in an impairment charge of $3.1 million to reflect changes in the fair value. Based upon an evaluation of the facts and circumstances during 2008 and 2007, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.

Included in our short-term investments balance is approximately $12 million in debt securities issued by financial institutions, and we face the risk that these investments may be rendered worthless due to the nationalization or failure of such financial institutions.

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

Generally, our practice is to manage foreign currency risk for the majority of material short-term intercompany balances through the use of foreign currency forward contracts. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. We do not designate our foreign exchange forward contracts related to short-term intercompany accounts as hedges and, accordingly, we adjust these instruments to fair value through results of operations. However, we may periodically hedge a portion of our foreign exchange exposures associated with material firmly committed transactions, long-term investments, highly predictable anticipated exposures and net investments in foreign subsidiaries. Some of our unhedged exposures are reconciled through our statement of operations on a mark-to-market basis each quarter, so to the extent we continue to experience adverse economic conditions, we may record losses related to such unhedged exposures in future periods that may have a material adverse effect on our financial condition and results of operations.

Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

In aggregate, our foreign currency denominated assets are greater than our foreign currency denominated liabilities. Primarily as a result of the U.S. dollar strengthening against the Korean won and euro in 2008, we recorded a reduction to our reported net assets of approximately $64 million as reflected in Accumulated Other Comprehensive Income as of December 31, 2008.

Additionally, we have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar from December 31, 2008 would result in an unrealized gain or loss of approximately $3.8 million.

Foreign currency transaction gains and losses were not material for the years ended December 31, 2008, 2007, and 2006.

Item 8.	Financial Statements and Supplementary Data

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$232,968	$476,697
Short-term investments	137,766	79,932
Trade accounts receivable, net of allowances for doubtful accounts and sales returns of $4,631 in 2008 and $2,455 in 2007	70,201	84,674
Deferred costs, current portion	4,026	6,408
Deferred tax assets, net, current portion	749	—
Prepaid expenses and other current assets	33,850	33,845

Total current assets	479,560	681,556

Equipment, software, and leasehold improvements, at cost:
Equipment and software	135,788	109,621
Leasehold improvements	30,719	30,632

Total equipment, software, and leasehold improvements	166,507	140,253
Less accumulated depreciation and amortization	103,500	83,756

Net equipment, software, and leasehold improvements	63,007	56,497
Restricted cash equivalents	14,742	15,509
Equity investments	18,582	9,976
Other assets	9,895	10,161
Deferred tax assets, net, non-current portion	9,236	40,913
Other intangible assets, net of accumulated amortization of $56,217 in 2008 and $41,579 in 2007	18,727	107,677
Goodwill	175,264	353,153

Total assets	$789,013	$1,275,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,575	$56,160
Accrued and other liabilities	118,688	114,136
Deferred revenue, current portion	39,835	39,564
Related party payable	13,155	17,241
Convertible debt	—	100,000
Accrued loss on excess office facilities, current portion	4,317	3,389

Total current liabilities	212,570	330,490
Deferred revenue, non-current portion	1,961	2,663
Accrued loss on excess office facilities, non-current portion	2,893	7,311
Deferred rent	4,614	4,518
Deferred tax liabilities, net, non-current portion	1,379	22,060
Other long-term liabilities	11,660	13,683

Total liabilities	235,077	380,725

Minority interest in Rhapsody America (see Note 3 for redemption value)	378	19,613
Commitments and contingencies Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 134,354 shares in 2008 and 142,298 shares in 2007	134	142
Additional paid-in capital	635,324	653,904
Sale of non-controlling interest in Rhapsody America	7,381	—
Deferred stock-based compensation	—	—
Accumulated other comprehensive income (loss)	(48,729)	17,732
Retained (deficit) earnings	(40,552)	203,326

Total shareholders’ equity	553,558	875,104

Total liabilities and shareholders’ equity	$789,013	$1,275,442

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net revenue(A)	$604,810	$567,620	$395,261
Cost of revenue(B)	233,244	213,491	124,108
Impairment of deferred costs and prepaid royalties(B)	19,666	—	—

Gross profit	351,900	354,129	271,153

Operating expenses:
Research and development	113,680	102,731	77,386
Sales and marketing	211,922	209,412	165,602
Advertising with related party	44,213	24,360	—
General and administrative	69,981	67,326	57,332
Impairment of goodwill and long-lived assets	192,676	—	—
Restructuring and other charges	6,833	3,748	—
Loss on excess office facilities	—	—	738

Subtotal operating expenses	639,305	407,577	301,058
Antitrust litigation benefit, net	—	(60,747)	(220,410)

Total operating expenses	639,305	346,830	80,648

Operating income (loss)	(287,405)	7,299	190,505

Other income (expenses):
Interest income, net	13,453	30,874	37,622
Gain on sale of equity investments	210	98	2,286
Equity in net income (loss) of investments	(695)	(440)	326
Minority interest in Rhapsody America	41,555	19,784	—
Gain on sale of interest in Rhapsody America	14,502	16,410	—
Impairment of equity investments	—	—	(3,116)
Other income	330	1,746	130

Other income, net	69,355	68,472	37,248

Income (loss) before income taxes	(218,050)	75,771	227,753
Income taxes	(25,828)	(27,456)	(82,537)

Net income (loss)	$(243,878)	$48,315	$145,216

Basic net income (loss) per share	$(1.74)	$0.32	$0.90
Diluted net income (loss) per share	$(1.74)	$0.29	$0.81
Shares used to compute basic net income (loss) per share	140,432	151,665	160,973
Shares used to compute diluted net income (loss) per share	140,432	166,410	179,281
Comprehensive income (loss):
Net income (loss)	$(243,878)	$48,315	$145,216
Unrealized gain (loss) on investments:
Unrealized holding losses, net of tax	(2,320)	(8,482)	(14,399)
Foreign currency translation gains (losses)	(64,141)	2,729	11,160

Comprehensive income (loss)	$(310,339)	$42,562	$141,977

(A) Components of net revenue:
License fees	$113,990	$92,718	$90,684
Service revenue	490,820	474,902	304,577

	$604,810	$567,620	$395,261

(B) Components of cost of revenue:
License fees	$50,097	$34,927	$37,089
Service revenue	202,813	178,564	87,019

	$252,910	$213,491	$124,108

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(243,878)	$48,315	$145,216
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	45,968	45,225	20,980
Stock-based compensation	23,531	23,918	18,151
Changes in deferred income taxes	11,583	(9,549)	54,986
Impairment of equity investments	—	—	3,116
Loss on disposal of equipment, software, and leasehold improvements	10	302	276
Excess tax benefit from stock option exercises	(127)	(562)	(39,183)
Accrued loss on excess office facilities	(3,490)	(3,801)	(3,515)
Gain on sale of equity investments	(210)	(98)	(2,286)
Purchases of trading securities	—	(270,000)	—
Sales and maturities of trading securities	—	270,000	—
Equity in net (income) loss of investments	695	440	(326)
Minority interest in Rhapsody America	(41,555)	(19,784)	—
Gain on sale of interest in Rhapsody America	(14,502)	(16,410)	—
Impairment of goodwill and long-lived assets	192,676	—	—
Accrued restructuring and other charges	5,524	—	—
Other	111	95	97
Changes in certain assets and liabilities, net of acquisitions:
Trade accounts receivable	9,518	(13,083)	(7,962)
Prepaid expenses and other assets	(5,040)	(19,710)	(3,126)
Accounts payable	(13,709)	(1,329)	4,276
Accrued and other liabilities	3,609	34,440	(19,780)

Net cash (used in) provided by operating activities	(29,286)	68,409	170,920

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(29,530)	(26,658)	(13,808)
Purchases of short-term investments	(251,887)	(133,427)	(204,841)
Sales and maturities of short-term investments	194,053	207,183	180,973
Purchases of intangible and other assets	(2,839)	(2,796)	—
Decrease in restricted cash equivalents	768	1,805	—
Proceeds from sale of equity investments	1,140	1,615	2,286
Purchases of equity investments	(14,731)	(1,656)	(834)
Cash used in acquisitions, net of cash acquired	(10,192)	(45,599)	(257,841)

Net cash (used in) provided by investing activities	(113,218)	467	(294,065)

Cash flows from financing activities:
Net proceeds from sales of common stock under employee stock purchase plan and exercise of stock options	9,570	15,894	54,929
Repayment of convertible debt	(100,000)	—	—
Net proceeds from sales of interest in Rhapsody America	44,640	48,716	—
Excess tax benefit from stock option exercises	127	562	39,183
Repurchase of common stock	(50,199)	(178,792)	(98,876)

Net cash used in financing activities	(95,862)	(113,620)	(4,764)

Effect of exchange rate changes on cash	(5,363)	(3,791)	1,170

Net decrease in cash and cash equivalents	(243,729)	(48,535)	(126,739)
Cash and cash equivalents, beginning of year	476,697	525,232	651,971

Cash and cash equivalents, end of year	$232,968	$476,697	$525,232

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$12,110	$36,615	$16,487
Supplemental disclosure of non-cash investing and financing activities:
Accrued acquisition consideration	$—	$—	$2,000

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Sale of
				Non-Controlling		Accumulated
			Additional	Interest in	Deferred	Other	Retained	Total
	Common Stock		Paid-In	Rhapsody	Stock-Based	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Capital	America	Compensation	Income (Loss)	(Deficit)	Equity
	(In thousands)

Balances, December 31, 2005	166,037	166	805,067	—	(19)	26,724	9,795	841,733
Common stock issued for exercise of stock options and employee stock purchase plan	9,067	8	54,921	—	—	—	—	54,929
Common shares repurchased	(11,836)	(12)	(98,864)	—	—	—	—	(98,876)
Shares issued for director payments	10	—	97	—	—	—	—	97
Stock-based compensation	—	—	18,132	—	19	—	—	18,151
Unrealized loss on investments, net of income tax	—	—	—	—	—	(14,399)	—	(14,399)
Translation adjustment	—	—	—	—	—	11,160	—	11,160
Tax benefit from stock option exercises	—	—	11,755	—	—	—	—	11,755
Net income	—	—	—	—	—	—	145,216	145,216

Balances, December 31, 2006	163,278	162	791,108	—	—	23,485	155,011	969,766

Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares	2,747	3	15,868	—	—	—	—	15,871
Common shares repurchased	(23,780)	(23)	(178,769)	—	—	—	—	(178,792)
Common shares awarded	40	—	260	—	—	—	—	260
Shares issued for director payments	13	—	74	—	—	—	—	74
Stock-based compensation	—	—	23,918	—	—	—	—	23,918
Unrealized loss on investments, net of income tax	—	—	—	—	—	(8,482)	—	(8,482)
Translation adjustment	—	—	—	—	—	2,729	—	2,729
Tax benefit from stock option exercises	—	—	1,445	—	—	—	—	1,445
Net income	—	—	—	—	—	—	48,315	48,315

Balances, December 31, 2007	142,298	142	653,904	—	—	17,732	203,326	875,104

Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares	1,990	2	9,547	—	—	—	—	9,549
Common shares repurchased	(9,955)	(10)	(50,189)	—	—	—	—	(50,199)
Common shares awarded	6	—	21	—	—	—	—	21
Shares issued for director payments	15	—	110	—	—	—	—	110
Stock-based compensation	—	—	23,531	—	—	—	—	23,531
Unrealized loss on investments, net of income tax	—	—	—	—	—	(2,320)	—	(2,320)
Translation adjustment	—	—	—	—	—	(64,141)	—	(64,141)
Tax deficiency from stock option exercises	—	—	(1,600)	—	—	—	—	(1,600)
Sale of non-controlling interest in Rhapsody America	—	—	—	7,381	—	—	—	7,381
Net loss	—	—	—	—	—	—	(243,878)	(243,878)

Balances, December 31, 2008	134,354	$134	$635,324	$7,381	$—	$(48,729)	$(40,552)	$553,558

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007, and 2006

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business.  RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading creator of digital media services and software. Consumers use the Company’s services and software, such as Rhapsody, RealArcade, and RealPlayer to find, play, purchase, and manage free and premium digital content, including music, games, and video. Broadcasters, cable and wireless communications companies, media companies and enterprises use the Company’s digital media applications and services to create, secure and deliver digital media to PCs, mobile phones, portable music players and other consumer electronic devices and to provide entertainment services to their subscribers.

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

On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody America) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody America as of December 31, 2008 and December 31, 2007. Rhapsody America’s financial position and operating results have been consolidated into RealNetworks’ consolidated financial statements since its formation in August 2007. The minority interest’s proportionate share of income (loss) is included in Minority interest in Rhapsody America in the consolidated statements of operations and comprehensive income. MTVN’s proportionate share of equity is included in Minority interest in Rhapsody America in the consolidated balance sheets.

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

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, current economic conditions may require the use of additional estimates, and certain estimates the Company currently makes are subject to a greater degree of uncertainty as a result of the current economic conditions.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized and unrealized gains and losses on available-for-sale securities are determined using the specific identification method.

Trade Accounts Receivable.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts and sales returns is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on analysis of historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and specified other balances are reviewed individually for collectability. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Concentration of Credit Risk.  Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions, but due to current economic conditions, the Company faces the risk that it may not be able to access its cash balances if these financial institutions nationalize or fail. Short-term investments consist of U.S. government and government agency securities and corporate notes and bonds. The Company derives a significant portion of its revenue from a large number of individual subscribers spread globally. The Company also derives revenue from several large customers. If the financial condition or results of operations of any one of the large customers deteriorates substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not generally require collateral and maintains reserves for estimated credit losses on customer accounts when considered necessary.

Depreciation and Amortization.  Depreciation and amortization of equipment, software, and leasehold improvements are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term. Approximate useful life of equipment and software is three to five years and for leasehold improvements is one to ten years.

Depreciation expense during the years ended December 31, 2008, 2007, and 2006 was $23.1 million, $20.7 million, and $13.5 million, respectively.

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

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in business combinations. Goodwill is tested at least annually for impairment and more frequently if events and circumstances indicate that it might be impaired. The annual impairment test is performed in the fourth quarter of the Company’s fiscal year. Factors

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company considers important which could trigger an impairment review include, but are not limited to, the following:

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

Fair Value of Financial Instruments.  Effective January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Prior to the adoption of SFAS 157, the Company had the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. Short-term investments are carried at fair value based on quoted market prices. The fair value of convertible debt, which had a carrying value of $100.0 million, was $98.7 million at December 31, 2007 and 2006, respectively. Due to current economic conditions, the Company faces the risk that some of our short-term investments may no longer be liquid if we experience an inability to access or liquidate the investments due to nationalization or failure of the financial institutions where the investment is held.

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

Restructuring and Other Charges.  During the years ended December 31, 2008 and December 31, 2007, the Company recorded restructuring charges of $4.0 million and $3.7 million, respectively. These charges were a result of workforce reductions and other realized synergies among our recent acquisitions. Severance charges

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for the majority of the expense recorded. All charges were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Also included in these charges for the year ended December 31, 2008 was $2.8 million related to the write-off of capitalized transaction-related costs associated with the plan to separate the Games business from the Company. No such amounts were incurred during the year ended December 31, 2006.

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

Advertising Expenses.  The Company expenses the cost of advertising and promoting its products as incurred. These costs are included in sales and marketing expense and totaled $61.9 million in 2008,

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$56.2 million in 2007, and $51.2 million in 2006. The Company also incurred $44.2 million and $24.4 million of advertising expenses with MTVN, a related party, in 2008 and 2007, respectively. No such amounts were recorded in 2006.

Foreign Currency.  The functional currency of the Company’s foreign subsidiaries is the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. The net gain or loss resulting from translation is shown as translation adjustment and included in accumulated other comprehensive income in shareholders’ equity. Income and expense accounts are translated into U.S. dollars using average rates of exchange. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2008, 2007, and 2006.

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

Accounting for Gains on Sale of Subsidiary Stock.  The effects of any changes in the Company’s ownership interest resulting from the issuance of equity capital by consolidated subsidiaries are accounted for as either a gain or loss in the statement of operations pursuant to SAB No. 51, Accounting for the Sales of Stock of a Subsidiary. SAB No. 51 requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations if the appropriate recognition criteria has been met or reflected as an equity transaction. RealNetworks has elected to reflect SAB No. 51 gains or losses in its statement of operations when the appropriate criteria have been met. As described in Note 3, the sale of stock in Rhapsody America met the gain recognition criteria for all periods through September 30, 2008 and these gains were included in the consolidated statements of operations and comprehensive income. Beginning in the fourth quarter of 2008, the gain recognition criteria in SAB No. 51 were no longer met and the sales of ownership interests in Rhapsody America were accounted for as equity transactions and reflected in shareholders’ equity in the consolidated balance sheets.

Accounting for Taxes Collected from Customers.  The Company collects various types of taxes from its customers, assessed by governmental authorities, which are imposed on and concurrent with revenue-producing transactions. Such taxes are recorded on a net basis and are not included in net revenue of the Company.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company files numerous consolidated and separate income tax returns in the United States Federal, as well as state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993. The Company is currently under audit by the California Franchise Tax Board for the consolidated group RealNetworks, Inc. and subsidiaries for the years ended December 31, 2005 and 2006. During the third quarter of 2008, an income tax audit by the United States Internal Revenue Service for the Company’s wholly-owned subsidiary WiderThan Americas, Inc. for the period ended December 31, 2005 was closed with no adjustments.

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

In accordance with SFAS No. 123R, the Company presents excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows for periods in which an excess tax benefit is recorded. As a result of the implementation of SFAS No. 123R, cash benefits of $0.1 million, $0.6 million and $39.2 million were recorded during the years ended December 31, 2008, 2007 and 2006, respectively, which resulted in a decrease in operating cash flows and an increase in financing cash flows.

At December 31, 2008, the Company had six stock-based employee compensation plans, which are described more fully in Note 15.

Minority Interests.  The Company records minority interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the minority interest partners in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) and EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (EITF D-98). Redeemable minority interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow the Company’s historical disclosure only policy for the redemption feature and the current redemption amount of the redeemable minority interests is disclosed on the face of the balance sheet. Redeemable minority interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded directly to equity. Minority interest expense (benefit) is included within the consolidated statement of operations and comprehensive income for 2008 and 2007.

As of December 31, 2008 and 2007, the Company’s minority interests solely related to redeemable minority interests in Rhapsody America. See Note 3 for further discussion of the redeemable minority interest treatment.

Net Income Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Shares used to compute basic net income (loss) per share	140,432	151,665	160,973
Dilutive potential common shares:
Stock options and restricted stock	—	3,995	7,558
Convertible debt	—	10,750	10,750

Shares used to compute diluted net income (loss) per share	140,432	166,410	179,281

Approximately 39.5 million, 22.5 million, and 8.5 million shares of common stock potentially issuable from stock options during the years ended December 31, 2008, 2007 and 2006, respectively, are excluded from the calculation of diluted net income (loss) per share because of their antidilutive effect.

Accumulated Other Comprehensive Income (loss).  The Company’s accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 consisted of unrealized gains (losses) on marketable securities and foreign currency translation gains (losses). The tax effect of unrealized gains (losses) on investments and the foreign currency translation gains (losses) has been taken into account, if applicable.

The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2008	2007

Unrealized gains on investments, net of taxes of $(846) in 2008 and $470 in 2007	$3,516	$5,836
Foreign currency translation adjustments	(52,245)	11,896

Accumulated other comprehensive income (loss)	$(48,729)	$17,732

Reclassifications.  Certain reclassifications have been made to the 2006 and 2007 consolidated financial statements to conform to the 2008 presentation.

New Accounting Pronouncements.  In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for periods beginning after December 15, 2008. Early adoption is prohibited. The impact of the adoption of SFAS 141R on the Company’s consolidated financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest shall be accounted for as equity transactions. As a result, the gain on sales of interest in Rhapsody America will be reflected as a component of shareholders’ equity. The requirements of SFAS 160 are effective for periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not believe that this guidance will have a material impact on its financial position or results of operations except as noted above.

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123R — revised 2004, Share-Based Payment. Under the fair value provisions of the statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R. The Company recognizes compensation cost related to options granted on a straight-line basis over the applicable vesting period.

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

The fair value of options granted was determined using the Black-Scholes model and the following weighted average assumptions:

	Years Ended December 31,
	2008	2007	2006

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.60%	4.47%	4.75%
Expected life (years)	4.2	4.1	4.3
Volatility	45%	42%	49%

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Cost of service revenue	$2,570	$769	$257
Research and development	8,410	7,314	6,512
Sales and marketing	5,860	9,373	7,152
General and administrative	6,691	6,462	4,230

Total stock-based compensation expense	$23,531	$23,918	$18,151

No stock-based compensation was capitalized as part of the cost of an asset as of December 31, 2008, 2007 or 2006. As of December 31, 2008, 2007 and 2006, $36.0 million, $45.9 million and $41.2 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately two years, three years and two years for the years ended December 31, 2008, 2007 and 2006, respectively.

For further information related to the Company’s equity compensation plans see Note 15.

Note 3.	Rhapsody America

Formation

On August 20, 2007, RealNetworks and MTVN created Rhapsody America to jointly own and operate a business-to-consumer digital audio music service. Under the Rhapsody America venture agreements:

•	RealNetworks contributed its Rhapsody service subscribers, certain RadioPass subscribers, cash of $16.4 million, contracts, revenue from existing Rhapsody subscribers, marketing materials, player hardware, rhapsody.com and related URLs, certain liabilities, and distribution arrangements in exchange for a 51% equity interest in Rhapsody America. RealNetworks also licensed certain assets to Rhapsody America, including Rhapsody content, Rhapsody technology, the Rhapsody brands and related materials.

•	MTVN contributed its URGE service subscribers, cash, contracts, marketing materials, revenue from existing URGE subscribers, certain liabilities, plus the note payable described below, in exchange for a 49% equity interest in Rhapsody America. MTVN has also licensed certain assets to Rhapsody America, including URGE content, brands and related materials.

•	In addition to the assets described above, MTVN also contributed a $230 million five-year note payable in consideration for acquiring MTVN’s interest in the venture. Rhapsody America must use the proceeds from the note solely to purchase advertising from MTVN. As MTVN makes payments on the note, Rhapsody America records equity and RealNetworks realizes an immediate appreciation in the carrying value of the Company’s interests in the venture and recognizes a gain if the gain is reasonably assured in accordance with SAB No. 51. As of December 31, 2007, $25.0 million in payments were made on the note and RealNetworks realized and recorded a gain of $12.8 million during the year ended December 31, 2007 as all of the SAB No. 51 gain recognition criteria were met. For the first nine months of the year ended December 31, 2008, RealNetworks realized and recorded a gain of $14.5 million as all of the SAB No. 51 gain recognition criteria were met. Each quarter the Company evaluates the gain recognition criteria in SAB No. 51 and determined for the fourth quarter of 2008 that recognition of the gain in the statement of operations was no longer appropriate, as certain of the criteria in SAB No. 51 were no longer met. During the fourth quarter, the Company revised its long

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term operating plan, including a detailed cash flow projection for the business. The expected impact from significant declines observed in the broader economy, including but not limited to, a deteriorating advertising market and reduced consumer discretionary spending were reflected in the plan and resulted in an assumed overall decline in market value. Under the venture agreements, neither RealNetworks nor MTVN has future commitments to fund additional cash needs of the business. Additionally, as described more fully below, in the fourth quarter the Company assessed the impact of the preferred return associated with the put option held by MTVN and the related likelihood that RealNetworks would be required to repurchase the MTVN interests. These factors, combined with the overall decline in the market, caused the Company to conclude that gain recognition under SAB No. 51 was not appropriate for the fourth quarter. As a result, for the three months ended December 31, 2008, the sale of ownership interests in Rhapsody America have been reflected as an equity transaction and $6.6 million has been recorded directly to shareholders’ equity.

Subsequent to December 31, 2008, RealNetworks and MTVN signed an amendment to the Rhapsody America venture agreement. Included in the amendment was a reduction in the MTVN note payable from $230.0 million to $213.8 million over the same five-year term.

The assets and liabilities contributed by RealNetworks to Rhapsody America have been recorded at their historical cost basis as RealNetworks maintained a controlling interest in the assets and liabilities. The assets and liabilities contributed by MTVN to Rhapsody America have been recorded at their estimated fair values in the consolidated balance sheets. MTVN’s contribution included identifiable intangible assets with estimated fair values of $7.6 million. The respective estimated fair values were determined by management as of the date of the acquisition. RealNetworks realized an immediate appreciation in the carrying value of its interests in Rhapsody America and recognized a gain on sale of music interests upon formation of $3.9 million under SAB No. 51 as all of the gain recognition criteria were met.

A summary of the intangible assets contributed by MTVN is as follows (in thousands):

Trade Name and Trademarks	$4,000
Existing Technology	1,900
Existing Subscribers	1,680

Total Identifiable Intangible Assets	$7,580

The identified intangible assets had a weighted average estimated useful life of 4.1 years. All of the intangible assets are being amortized over their estimated useful lives on a straight line basis. During the fourth quarter of 2008, the remaining net book value of these intangible assets were deemed to be impaired pursuant to the application of SFAS No. 144 as described in Note 10. As of December 31, 2008, the remaining balance of the intangible assets was $0.

As part of the initial formation of Rhapsody America, RealNetworks and MTVN provided additional funding in the quarter ended December 31, 2007, for future operations of $17.4 and $16.7 million, respectively. No additional funding was provided during the year ended December 31, 2008.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These call and put rights are exercisable upon the occurrence of certain events any time after January 1, 2011 and during certain periods in each of 2012, 2013 and 2014 and every two years thereafter, and are not exercisable any time prior to January 1, 2011. If MTVN exercises its put right, RealNetworks has the right to pay a portion of the purchase price for MTVN’s interest in cash and shares of RealNetworks capital stock, subject to certain maximum amounts with the balance (if any) paid with a note. If RealNetworks exercises its call right, MTVN has the right to demand payment of part of the purchase price for its membership interest in shares of RealNetworks’ capital stock. If a portion of the purchase price for MTVN’s interest is payable in shares of RealNetworks’ capital stock, such shares could consist of our common stock representing up to 15% of the outstanding shares of RealNetworks’ common stock immediately prior to the transaction, and shares of our non-voting stock representing up to an additional 4.9% of the outstanding shares of RealNetworks’ common stock immediately prior to the transaction representing a maximum of 19.9% of RealNetworks’ capital stock. If RealNetworks pays a portion of the purchase price for MTVN’s membership interest in shares of RealNetworks’ common stock and non-voting stock, RealNetworks other shareholders’ voting and economic interests in RealNetworks could be diluted and MTVN will become one of RealNetworks’ significant shareholders.

The redemption prices of MTVN’s interest in Rhapsody America under both the call and put rights are calculated based on the provisions within the limited liability agreement, as amended, and are impacted by the total appraised value of Rhapsody America and assume repayment of the $213.8 million five-year note payable from MTVN. Once the call right becomes exercisable, the redemption price of MTVN’s interest in Rhapsody America under the call right will be equal to the greater of $213.8 million or the appraised value of MTVN’s interest in Rhapsody America at the redemption date.

Once the put right becomes exercisable, the redemption price of MTVN’s interest in Rhapsody America under the put right will be based on a formula that is dependent on the appraised value of MTVN’s interest in Rhapsody America. If the appraised value of Rhapsody America at that time is equal to or greater than $436.3 million, the implied fair value of the venture at its inception, then the exercise price of the put is equal to the appraised value. If the appraised value of Rhapsody America at the redemption date is less than $436.3 million, then the exercise price of the put includes a preferred return due to MTVN.

For the period from August 20, 2007 (inception of the venture) through September 30, 2008, the Company determined that the value of the Rhapsody America venture had not declined from its initial implied fair value and assessed the probability that the put would include a preferred return as remote. The formula that determined that put redemption amount was considered to approximate fair value for this period. However, beginning with the fourth quarter of 2008, the current appraised value of Rhapsody America was determined to have declined to the point where the Company has determined that the likelihood of the put triggering the preferred return when exercisable was no longer remote and considered the put formula to no longer approximate fair value. Beginning with the fourth quarter of 2008, the Company has accounted for the minority interest as having a fixed price redemption feature.

The hypothetical current redemption price of MTVN’s interest in Rhapsody America under the put right at December 31, 2008 before consideration of the remaining payments due on the note was approximately $81.4 million. The current redemption price has been adjusted under the formula in the limited liability agreement for the remaining outstanding amounts due of $144.4 million on the note payable as of December 31, 2008. At December 31, 2008, these outstanding amounts due on the note payable exceed the value of MTVN’s interest in the venture. The Company has elected to accrete any excess of the redemption value over the carrying amount as an adjustment to income attributable to common shareholders and has adjusted earnings per share for the current quarter’s accretion of the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature. For 2008, this amount was nominal to the consolidated financial statements. At December 31, 2007,

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the hypothetical redemption price of MTVN’s interest in Rhapsody America under the put right was approximately $59.9 million.

Note 4.	Business Combinations

Business Combinations in 2008

There were no significant acquisitions in 2008.

Business Combinations in 2007

Game Trust

In October 2007, the Company acquired all of the outstanding securities of Game Trust, Inc. in exchange for $20.5 million in cash payments, including $304,000 in direct acquisition related costs consisting primarily of professional fees.

Game Trust, Inc. is headquartered in New York, New York and is a developer and provider of software infrastructure for community and commerce applications in online casual games. The Company believes that combining Game Trust’s assets and technology with its existing business will enhance the Company’s casual game offerings in the Company’s existing markets. The results of Game Trust’s operations are included in the Company’s consolidated financial statements starting from the date of acquisition.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The technology, customer relationships and trade name and trademarks intangibles have a weighted average estimated useful life of five years. All of the intangible assets are being amortized over their estimated useful lives on a straight line basis.

Pro forma results are not presented as they are not material to the Company’s overall consolidated financial statements.

Sony NetServices GmbH

In May 2007, the Company acquired all of the outstanding securities of Sony NetServices GmbH (SNS) in exchange for $13.7 million in cash payments, including $902,000 in direct acquisition related costs consisting primarily of professional fees.

SNS is located in Salzburg, Austria and is a provider of digital music services to mobile operators in Europe. The Company believes that combining SNS’ assets and technology with its existing business will enhance the Company’s digital music offerings in the European market. The results of SNS’ operations are included in the Company’s consolidated financial statements starting from the date of acquisition.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exomi Oy

In June 2007, the Company acquired all of the outstanding securities of Exomi Oy (Exomi) in exchange for $11.2 million in cash payments, including $468,000 in direct acquisition related costs consisting primarily of professional fees. The Company may be obligated to pay an additional €3.6 million ($5.0 million at December 31, 2008) over a three-year period, dependent on whether certain performance criteria are achieved. Such amounts are not included in the initial aggregate purchase price and no such payments were accrued during the period ended December 31, 2008.

Exomi is located in Helsinki, Finland and is a provider of short message service (SMS) messaging and wireless application protocol gateway products and services to mobile network operators primarily in Europe and Latin America. The Company believes that combining Exomi’s assets and network with the Company’s products and services will enhance its presence in the European and Latin American markets. The results of Exomi’s operations are included in the Company’s consolidated financial statements starting from the date of acquisition.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The adoption of SFAS 157 with respect to financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the financial results of the Company in 2008. The Company does not expect the adoption of FAS 157 for non-financial assets and non-financial liabilities to have an effect on our consolidated financial statements. However, due to current economic conditions, the Company faces the risk that some of our short-term investments may no longer be liquid if we experience an inability to access or liquidate the investments due to nationalization or failure of the financial institutions where the investment is held.

SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described in more detail within Note 1.

The following table presents information about the Company’s financial assets that have been measured at fair value as of December 31, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Fair Value Measurements as of
	December 31,
	2008
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash equivalents
Money market funds	$157,063	$157,063	$—	$—
U.S. government agency securities	4,292	4,292	—	—
Short-term investments
U.S. government agency securities	84,330	84,330	—	—
Corporate notes and bonds	53,436	53,436	—	—
Equity investments
Publicly traded investments	13,903	13,903	—	—

Total	$313,024	$313,024	$—	$—

Investments in marketable securities classified as short-term investments and equity investments of public companies are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The Company carries its equity investments in private companies at cost and these investments are excluded from the provisions of SFAS 157. The Company has consistently applied these valuation techniques in all periods presented.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Cash, Cash Equivalents, Short-Term Investments, and Restricted Cash Equivalents

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2008 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$71,613	$—	$—	$71,613
Money market mutual funds	156,803	260	—	157,063
U.S. government agency securities	4,203	89	—	4,292

Total cash and cash equivalents	232,619	349	—	232,968

Short-term investments:
Corporate notes and bonds	54,685	154	(1,403)	53,436
U.S. Government agency securities	83,920	410	—	84,330

Total short-term investments	138,605	564	(1,403)	137,766

Total cash, cash equivalents, and short-term investments	$371,224	$913	$(1,403)	$370,734

Restricted cash equivalents	$14,742	$—	$—	$14,742

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2007 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$105,615	$—	$—	$105,615
Money market mutual funds	198,148	—	—	198,148
Corporate notes and bonds	172,934	—	—	172,934

Total cash and cash equivalents	476,697	—	—	476,697

Short-term investments:
Corporate notes and bonds	43,552	—	(981)	42,571
U.S. government agency securities	37,296	65	—	37,361

Total short-term investments	80,848	65	(981)	79,932

Total cash, cash equivalents, and short-term investments	$557,545	$65	$(981)	$556,629

Restricted cash equivalents	$15,509	$—	$—	$15,509

At December 31, 2008 and 2007, restricted cash equivalents represent cash equivalents pledged as collateral against two letters of credit for a total of $14.7 million and $15.5 million, respectively, in connection with two lease agreements.

Realized gains or losses on sales of available-for-sale securities for 2008, 2007, and 2006 were not significant.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The contractual maturities of available-for-sale debt securities at December 31, 2008 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Within one year	$85,420	$85,823
Between one year and five years	53,185	51,943

Total short-term investments	$138,605	$137,766

During 2007, the Company purchased and sold trading securities and realized a gain of $8.2 million. At December 31, 2008 and 2007, no investments in trading securities were held by the Company.

Due to current economic conditions, the Company faces the risk that some of our short-term investments may no longer be treated as cash equivalents if the Company experiences an inability to access or liquidate the investments due to nationalization or failure of the financial institutions where the investment is held. In addition, the Company faces the risk that the short-term investments held as debt securities issued by financial institutions may become worthless if the financial institutions nationalize or fail.

Note 7.	Allowance for Doubtful Accounts Receivable and Sales Returns

Activity in the allowance for doubtful accounts receivable is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Balance, beginning of year	$1,117	$1,101	$1,340
Additions charged to expenses	2,759	278	596
Amounts written off	(469)	(265)	(835)
Effects of foreign currency translation	125	3	—

Balance, end of year	$3,532	$1,117	$1,101

Activity in the allowance for sales returns is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Balance, beginning of year	$1,338	$1,389	$1,633
Additions charged to revenue	3,102	2,980	4,898
Amounts written off	(3,347)	(3,048)	(5,142)
Effects of foreign currency translation	6	17	—

Balance, end of year	$1,099	$1,338	$1,389

At December 31, 2008, one customer in the United States accounted for 20% of trade accounts receivable. At December 31, 2007, one international customer accounted for 19% of trade accounts receivable.

One customer accounted for approximately 13% of total revenue during the year ended December 31, 2007. No one customer accounted for more than 10% of total revenue during the years ended December 31, 2008, and 2006.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Deferred Costs

Deferred costs, consisting of costs being amortized over the respective contract lives, are as follows (in thousands):

	December 31,
	2008	2007

Deferred costs	$10,146	$12,482
Less current portion	4,026	6,408

Deferred costs, non-current portion	$6,120	$6,074

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

The Company recognizes such costs in accordance with its revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided. For revenue recognized ratably over the term of the contract, costs are also recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, the Company reviews its deferred costs to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue or if actual deferred costs exceed contractual revenue. As of December 31, 2008, the Company determined that the total estimated costs associated with certain projects exceeded the total estimated revenues expected to be recognized on those projects. As a result, the Company impaired approximately $10.8 million in deferred project costs. In addition, the Company assessed the recovery of recoupable royalty advances paid to certain content providers. As of December 31, 2008, the Company determined that approximately $8.8 million in royalty advances was not recoverable and therefore charged to expense. Both charges were included in impairment of deferred project costs and prepaid royalties in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2008. No such charges existed in 2007 or 2006.

Assessing the recoverability of deferred project costs and prepaid royalty advances is based on significant assumptions and estimates, including future revenue and cost of sales. Significant or sustained decreases in revenue or increases in cost of sales in future periods could result in additional impairments of deferred project costs and prepaid royalty advances. The Company cannot accurately predict the amount and timing of such impairments. Should the value of deferred project costs or prepaid royalty advances become impaired, the Company would record the appropriate charge, which could have a material adverse effect on its financial condition or results of operations.

Note 9.	Equity Investments

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in the accompanying consolidated balance sheets as a component of accumulated other comprehensive income.

During the quarter ended March 31, 2006, the Company established Beijing RealNetworks Technology Co., Ltd., a Wholly Owned Foreign Entity (WOFE) which operates an Internet retail website in the People’s Republic of China (PRC) in cooperation with a PRC affiliate. The results of operations of the WOFE have been included in the Company’s consolidated results since the establishment date of the WOFE. The PRC regulates the WOFE’s business through regulations and license requirements restricting: (i) the scope of foreign investment in the Internet, retail and delivery sectors; (ii) Internet content; and (iii) the sale of certain media products. In order to meet the PRC local ownership and regulatory licensing requirements, the WOFE’s business is operated through a PRC affiliate which is owned by nominee shareholders who are PRC nationals and RealNetworks employees. The WOFE does not own any capital stock of the PRC affiliate, but is the primary beneficiary of future losses or profits through contractual rights. As a result, the Company consolidates the results of the PRC affiliate in accordance with FIN No. 46R, Consolidation of Variable Interest Entities. The net assets and operating results for the PRC affiliate were not significant during the years ended December 31, 2008 and 2007.

Summary of equity investments is as follows (in thousands):

	2008		2007
		Carrying		Carrying
	Cost	Value	Cost	Value

Publicly traded investments	$10,765	$13,903	$933	$8,085
Privately held investments	5,695	4,679	2,740	1,891

Total equity investments	$16,460	$18,582	$3,673	$9,976

Privately held investments include investments accounted for using the cost and equity methods.

As of December 31, 2008 and 2007, the carrying value of equity investments in publicly traded companies consists primarily of approximately 11.0% of outstanding shares of J-Stream Inc. (J-Stream), a Japanese media services company and Loen Entertainment, a Korean digital music distribution company. These equity investments are accounted for as available-for-sale. The market value of the shares of J-Stream has increased from the original cost of $812,000 and $933,000, resulting in a carrying value of $4.6 million and $8.1 million as of December 31, 2008 and 2007, respectively. The investment in Loen Entertainment occurred in the quarter ended December 31, 2008, at a cost of $9.9 million and its current carrying value is $9.2 million. The market for these investments is relatively limited and the share price is volatile. Although the carrying value of the total investments was $18.6 million at December 31, 2008, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

Based upon an evaluation of the facts and circumstances during the quarter ended December 31, 2006, the Company determined that an other-than-temporary decline in fair value had occurred in one of its privately-held investments, resulting in an impairment charge of $3.1 million to reflect changes in the fair value of the investment. If the current economic downturn continues or worsens, the Company may incur impairment charges relating to its privately-held investments in future periods.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net

Customer relationships	$34,004	$21,705	$12,299
Developed technology	28,673	23,849	4,824
Patents, trademarks and tradenames	8,556	7,176	1,380
Service contracts	3,711	3,487	224

Total other intangible assets, December 31, 2008	$74,944	$56,217	$18,727

Total other intangible assets, December 31, 2007	$149,256	$41,579	$107,677

Amortization expense related to other intangible assets during the years ended December 31, 2008, 2007, and 2006 was $22.9 million, $24.5 million, and $7.4 million, respectively.

As of December 31, 2008 estimated future amortization of other intangible assets is as follows (in thousands):

2009	$8,603
2010	4,291
2011	2,146
2012	1,919
2013	1,522
Thereafter	246

Total	$18,727

In accordance with SFAS No. 144, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amount of an asset is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future undiscounted cash flows. The impairment analysis is based on significant assumptions of future results made by management, including operating and cash flow projections. During the quarter ended December 31, 2008, the Company revised its long term operating plan. The Company’s operating plan was a significant input in assessing the recoverability of the Company’s long-lived assets. The expected impact resulting from the significant declines observed in the broader economy during the fiscal fourth quarter of 2008 were reflected in the Company’s plan. Additionally, in light of the uncertainty regarding the extent of future economic declines, the Company applied discount rates in its discounted cash flow analysis that appropriately reflected the possibility that cash flows from future operations may not be fully realized. Based on this assessment, the Company concluded that the net book value related to certain intangible assets exceeded the fair value attributable to such intangible assets. As a result, the Company recorded charges of $57.6 million as impairments of long-lived assets within its consolidated statements of operations and comprehensive income in 2008. No such impairments were recognized in either 2007 or 2006.

The impairment analysis for long-lived assets is based on significant assumptions of future results made by management, including revenue and cash flow projections. Significant or sustained declines in future revenue or cash flows, or adverse changes in the Company’s business climate, among other factors, could result in the need to perform an impairment analysis under SFAS No. 144 in future interim periods. The Company cannot accurately predict the amount and timing of any impairment of long-lived assets. Should the

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of its long-lived assets become impaired, it would record the appropriate charge, which could have an adverse effect on its financial condition and results of operations.

Note 11.	Goodwill

Changes in goodwill are as follows (in thousands):

	2008	2007

Balance, beginning of year	$353,153	$309,122
Increases due to current year acquisitions	781	28,924
Adjustments to the purchase price for Game Trust	(475)	—
Adjustments to the purchase price for SNS	(872)	—
Adjustments to the purchase price for WiderThan	—	(1,727)
Purchase of additional shares of WiderThan	—	1,160
Increases for accruals and payments related to the acquisition of Zylom	(172)	12,471
Impairment of goodwill	(135,070)	—
Effects of foreign currency translation	(42,081)	3,203

Balance, end of year	$175,264	$353,153

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual goodwill impairment test during its fiscal fourth quarter.

A two step process is used to test for goodwill impairment under SFAS 142. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment from the first step, a second step is performed to determine the amount of the impairment. This involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The Company has four reporting units: Music, Technology Products and Solutions, Games, and Media Software and Services.

To estimate the fair value of the reporting units for step one, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, growth rates and long term discount rates, all of which require significant judgments by management.

During the quarter ended December 31, 2008, the Company revised its long term operating plan. The Company’s operating plan was a significant input in evaluating the fair value of the Company’s reporting units for the purpose of assessing goodwill for possible impairment. The expected impact resulting from the significant declines observed in the broader economy during the fiscal fourth quarter of 2008 were reflected in the plan. Additionally, in light of the uncertainty regarding the extent of future economic declines, the Company applied discount rates in its income approach that appropriately reflected the possibility that cash flows from future operations may not be fully realized. As a result, it was determined that the carrying value for the Games and Technology Products and Solutions reporting units exceeded their respective fair values, indicating that goodwill within each reporting unit was potentially impaired. No impairments were indicated under the first step for the Music and Media Software and Services reporting units. As required, the Company initiated the second step of the goodwill impairment test for the Games and Technology Products and

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Solutions reporting units. The Company determined that the implied fair value of goodwill for its Technology Products and Solutions and Games reporting units was less than the carrying value by approximately $97.0 million and $38.1 million, respectively, which was recorded as an impairment of goodwill during the quarter ended December 31, 2008. No impairments were recognized in either of the years ended December 31, 2007 or 2006.

The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the share price of its common stock and market capitalization. Significant and sustained declines in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate, among other factors, could result in the need to perform an impairment analysis under SFAS No. 142 in future interim periods. The Company cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Should the value of goodwill or other intangible assets become impaired, the Company would record the appropriate charge, which could have an adverse effect on its financial condition and results of operations.

Note 12.	Accrued and Other Liabilities

Accrued and other liabilities consist of (in thousands):

	December 31,
	2008	2007

Royalties and costs of sales and fulfillment	$55,247	$37,554
Employee compensation, commissions and benefits	21,679	21,639
Sales, VAT and other taxes payable	13,784	18,156
Income taxes payable	3,017	1,819
Legal fees and contingent legal fees	3,290	3,439
Accrued charitable donations	—	268
Other	21,671	31,261

Total	$118,688	$114,136

Note 13.	Loss on Excess Office Facilities

The accrued loss of $7.2 million for estimated future losses on excess office facilities located near the Company’s corporate headquarters in Seattle, Washington at December 31, 2008, is shown net of expected future sublease income of $5.0 million, which was committed under sublease contracts at the time of the estimate. The Company regularly evaluates the market for office space in the cities where it has operations. If the market for such space declines further in future periods, the Company may have to revise its estimates further, which may result in additional losses on excess office facilities.

Accrued loss, December 31, 2007	$10,700
Less amounts paid on accrued loss on excess office facilities, net of sublease income	3,490

Accrued loss, December 31, 2008	7,210
Less current portion	4,317

Accrued loss, non-current portion	$2,893

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Convertible Debt

During 2003, the Company issued $100.0 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes were subordinated to any Company senior debt and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes were convertible into shares of the Company’s common stock based on an initial effective conversion price of $9.30 if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. During the quarter ended September 30, 2008, the Company repurchased $100.0 million of its outstanding convertible debt. After the repurchase, no convertible debt remains outstanding. These notes were included in current liabilities as of December 31, 2007. As a result of this issuance, the Company received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and are being amortized over a 5-year period. Interest expense from the amortization of offering costs in the amounts of $0.3 million, $0.6 million and $0.6 million is recorded in interest income, net during each of the years ended December 31, 2008, 2007, and 2006, respectively.

Note 15.	Shareholders’ Equity

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

Shareholder Rights Plan.  On December 2, 2008, the Company and Mellon Investor Services LLC entered into an Amended and Restated Shareholder Rights Plan (Amended and Restated Rights Plan) which amended and restated the existing Shareholder Rights Plan dated December 4, 1998, as amended (Existing Rights Plan). In connection with the Existing Rights Plan, on October 16, 1998, the Company’s board of directors declared a dividend of a right to purchase one one-thousandth of a share of the Company’s Series A preferred stock (Right) for each outstanding share of the Company’s common stock on December 14, 1998 (Record Date). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights will not immediately be exercisable and detachable from the common stock. The Rights will become exercisable and detachable only following the earlier of the acquisition of the Company by a person or a group of 15 percent or more of the outstanding common stock or ten days following the announcement of a tender or exchange offer for 15 percent or more of the outstanding common stock (Distribution Date). Notwithstanding the foregoing, the Company’s Chairman and Chief Executive Officer, Robert Glaser, is excluded as a person who can trigger the Distribution Date so long as he does not increase his beneficial ownership of shares of the Company’s common stock above the number of shares he holds as of the date of the Amended and Restated Rights Plan, except for shares of the Company’s common stock he acquires from the exercise of stock options or from stock awards granted to him in connection with his employment with the Company. After the Distribution Date, each Right will entitle the holder to purchase for $30.00 (Exercise Price) one one-thousandth (1/1000th) of a share of the Company’s Series A preferred stock with economic terms similar to that of one share of the Company’s common stock. Upon a person or a group acquiring 15 percent or more of the outstanding common stock, each Right will allow the holder (other than the acquirer) to purchase common stock or securities of the Company having a then current market value of two times the Exercise Price of the Right. In the event that following the acquisition of 15 percent of the

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock by an acquirer, the Company is acquired in a merger or other business combination or 50 percent or more of the Company’s assets or earning power are sold, each Right will entitle the holder to purchase for the Exercise Price, common stock or securities of the acquirer having a then current market value of two times the Exercise Price. In certain circumstances, the Rights may be redeemed by the Company at a redemption price of $0.001 per Right. If not earlier exchanged or redeemed, the Rights will expire on December 2, 2018.

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

Restricted Stock Units and Awards.  In 2008, 2007 and 2006, the Company granted restricted stock units and awards representing 926,351, 49,457 and 80,834 shares of common stock, respectively, pursuant to the Company’s 2005 Stock Incentive Plan (2005 Plan). The weighted average fair value of restricted stock units and awards granted was $6.08, $6.58 and $11.38 in 2008, 2007 and 2006, respectively. Each restricted stock unit granted or cancelled in 2006 reduced or increased the shares available for grant under the 2005 Plan by 1.6 shares. The factor by which restricted stock units affect the shares available for grant was changed from 1.6 shares to 2.2 shares as of June 25, 2007.

A summary of stock options and restricted stock units activity is as follows:

	Shares	Options Outstanding		Weighted
	Available	Number	Weighted	Average Fair
	for Grant	of Shares	Average	Value
	in (000’s)	in (000’s)	Exercise Price	Grants

Balances, December 31, 2005	14,474	35,622	$6.95
Options granted at or above common stock price	(12,913)	12,913	10.05	$4.53
Restricted stock units granted	(129)			11.38
Options exercised	—	(8,854)	5.99
Options cancelled	3,953	(3,953)	6.81

Balances, December 31, 2006	5,385	35,728	8.31

Additional shares authorized in the 2005 Plan(1)	12,048
Options granted at common stock price	(14,937)	14,937	7.02	2.71
Stock awards granted	(109)			6.58
Restricted stock units cancelled	35
Options exercised	—	(2,447)	5.77
Options cancelled	5,723	(5,723)	10.23

Balances, December 31, 2007	8,145	42,495	7.76

Options granted at common stock price	(7,397)	7,397	6.08	2.38
Stock awards and restricted stock units granted	(2,038)			6.08
Stock awards and restricted stock units cancelled	171
Options exercised	—	(1,526)	5.23
Options cancelled	8,831	(8,831)	8.22

Balances, December 31, 2008	7,712	39,535	7.41

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	At the June 25, 2007 Annual Meeting of Shareholders, the Company’s shareholders approved an amended and restated 2005 Stock Incentive Plan that authorized a total of 15 million shares, including any shares that were available for grant prior to the approval.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number of	Average
	of Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	(in 000’s)	Life (Years)	Price	(in 000’s)	Price

$0.02 — $5.07	4,668	6.81	$4.35	3,411	$4.23
$5.08 — $5.78	4,730	7.76	5.66	2,159	5.59
$5.81 — $5.97	4,244	8.86	5.90	1,907	5.90
$5.98 — $6.36	4,208	8.31	6.12	1,774	6.12
$6.38 — $7.22	6,365	9.63	6.91	3,724	7.08
$7.23 — $8.00	4,496	5.15	7.71	2,091	7.76
$8.04 — $10.06	6,153	4.71	9.20	3,861	9.25
$10.06 — $11.49	4,089	4.74	10.93	2,137	10.94
$11.55 — $46.00	572	9.51	25.75	534	26.76
$46.18 — $46.19	10	10.69	46.19	10	46.19

	39,535	7.07	$7.41	21,608	$7.64

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2008 was $1.0 million and $1.0 million, respectively.

Employee Stock Purchase Plan.  In 2007, the Company adopted the 2007 Employee Stock Purchase Plan (2007 ESPP) to replace the 1998 Employee Stock Purchase Plan, which expired on December 31, 2007 following the conclusion of the final offering period. There are 1.5 million shares of common stock reserved for issuance under the 2007 ESPP, and there were 4.0 million shares of common stock reserved for issuance under the 1998 ESPP. Under the 1998 ESPP and the 2007 ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to 85 percent of the fair market value of the common stock at the end of the semi-annual offering periods. Under the 2007 ESPP, 394,000 shares at a weighted average fair value of the employee stock purchase rights of $0.72 were purchased during the year ended December 31, 2008. Under the 1998 ESPP, 285,000, and 213,000 shares at a weighted average fair value of the employee stock purchase rights of $1.06, and $1.62 were purchased during the years ended December 31, 2007, and 2006, respectively.

Repurchase of Common Stock.  The Company’s Board of Directors has authorized share repurchase programs for the repurchase of its outstanding common stock, and all repurchases have been made pursuant to these authorized programs. During 2006, the Company purchased 11.8 million shares for an aggregate value of $98.9 million at an average cost of $8.35 per share. During 2007, the Company repurchased 23.8 million shares for an aggregate value of $178.8 million at an average cost of $7.52 per share. During 2008, the Company repurchased 10.0 million shares for an aggregate value of $50.2 million at an average cost of $5.04 per share. The purchases made through December 31, 2008 completed the authorized amount for all of the repurchase programs.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Income Taxes

Components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

United States operations	$(46,737)	$77,167	$228,668
Foreign operations	(171,313)	(1,396)	(915)

Income (loss) before income taxes	$(218,050)	$75,771	$227,753

Components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current:
United States federal	$6,360	$31,266	$20,683
State and local	(2,449)	1,291	3,643
Foreign	10,333	4,448	3,225

Total current	14,244	37,005	27,551
Deferred:
United States federal	33,603	(6,298)	53,648
State and local	1,044	(58)	3,206
Foreign	(23,063)	(3,193)	(1,868)

Total deferred	11,584	(9,549)	54,986

Total income tax expense	$25,828	$27,456	$82,537

Income tax expense differs from “expected” income tax expense (computed by applying the U.S. federal income tax rate of 35%) due to the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

United States federal tax expense (benefit) at statutory rate	$(76,318)	$26,520	$79,714
State taxes, net of United States federal tax benefit	(1,405)	1,233	3,127
Change in valuation allowance	50,154	(2,262)	1,757
Non-deductible stock compensation	1,758	1,601	912
Non-deductible goodwill impairment charge	38,750	—	—
Impact of non-U.S. jurisdictional tax rate difference	13,666	182	471
Other	(777)	182	(3,444)

Total income tax expense	$25,828	$27,456	$82,537

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets are comprised of the following (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
United States federal net operating loss carryforwards	$18,740	$20,332
Deferred expenses	19,509	14,641
Net unrealized loss on investments	10,924	10,924
Capital loss carryforwards	9,910	2,359
Accrued loss on excess office facilities	2,650	3,874
Stock-based compensation	14,977	11,431
State net operating loss carryforwards	4,756	3,973
Foreign net operating loss carryforwards	6,524	8,378
Deferred revenue	627	4,494
Equipment, software, and leasehold improvements	8,514	4,262
Basis difference in majority owned partnership	3,355	140
Other	5,382	2,372

Gross deferred tax assets	105,868	87,180
Less valuation allowance	90,986	39,742

Gross deferred tax assets, net of valuation allowance	14,882	47,438

Deferred tax liabilities:
Other intangible assets	(4,521)	(27,232)
Net unrealized gains on investments	(1,043)	(2,250)
Other	(446)	(94)
Prepaid expenses	(3,053)	(2,657)

Gross deferred tax liabilities	(9,063)	(32,233)

Net deferred tax assets	$5,819	$15,205

Income tax receivables were $7.3 million and $5.5 million at December 31, 2008 and 2007, respectively. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the appropriate taxing jurisdictions. In 2008, the Company has continued to provide a valuation allowance on the deferred tax assets that the Company believes are not more likely than not to be realized.

The net increase in valuation allowance was $51.2 million and $4.5 million during the years ended December 31, 2008 and 2007, respectively. The 2008 net increase in valuation allowance is caused by the Company not being able to project future taxable income in most jurisdictions. The 2007 net increase in the valuation allowance is comprised of an increase of $10.1 million due primarily to acquired net operating losses (NOLs) from acquisitions in 2007 not more likely than not to be realized, an increase of $0.9 million for foreign losses unutilized, a decrease in state NOLs due to their value and projected utilization of $0.9 million, a decrease of $3.1 million for the utilization of capital loss carryovers previously expected to go unutilized and $2.5 million due to the expiration of capital losses.

The Company’s United States federal net operating loss carryforwards totaled $53.5 million and $58.1 million at December 31, 2008 and 2007, respectively. These net operating loss carryforwards begin to

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expire between 2010 and 2026. In 2008, the remaining net operating loss carryforwards are from acquired subsidiaries that are limited under Internal Revenue Code Section 382. In the event that the Company generates taxable income to utilize these net operating loss carryforwards, income tax expense will be reduced by approximately $12.8 million.

The Company has not provided for U.S. deferred income taxes or withholding taxes on certain non-U.S. subsidiaries’ undistributed earnings. These earnings are intended to be permanently reinvested in operations outside of the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the availability of foreign tax credits and the complexity of the computation, if such earnings were not deemed to be permanently reinvested.

The Company adopted the provision of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109 on January 1, 2007. As of December 31, 2008, and 2007, the Company had $10.5 million and $9.0 million of unrecognized tax benefits, respectively. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $9.5 million as of December 31, 2008 and $8.4 million as of December 31, 2007.

In accordance with FIN 48, the Company elected to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2008 and 2007, the Company had approximately $1.4 million and $687,000 of accrued interest and penalties related to uncertain tax positions, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2008	2007

Balance, beginning of year	$8,931	$7,501
Increases related to prior year tax positions	586	—
Decreases related to prior year tax positions	(241)	—
Increases related to current year tax positions	1,179	1,430
Settlements	—	—
Expiration of the statue of limitations	—	—

Balance, end of year	$10,455	$8,931

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Commitments and Contingencies

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

		Other
	Office	Contractual
	Leases	Obligations	Total

2009	$14,831	$32,926	$47,757
2010	13,204	10,820	24,024
2011	8,674	250	8,924
2012	6,790	—	6,790
2013	6,790	—	6,790
Thereafter	9,649	—	9,649

Total minimum payments	59,938	43,996	103,934
Less future minimum receipts under subleases	4,985	—	4,985

Net	$54,953	$43,996	$98,949

Of the total net office lease future minimum payments, $7.2 million is recorded in accrued loss on excess office facilities at December 31, 2008.

Rent expense during the years ended December 31, 2008, 2007, and 2006 was $12.6 million, $11.2 million, and $8.5 million, respectively.

In addition to the amounts shown in the table above, $10.5 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and the Company is uncertain as to if or when such amounts may be settled. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

The Company has a commitment to purchase $144.4 million over the next five years from MTVN related to the Rhapsody America venture. The $144.4 million is excluded from the table above as the timing and amount of these payments will vary.

Borrowing Arrangements.  The Company’s subsidiary, WiderThan, has entered into lines of credit with two Korean domestic banks with an aggregate maximum available limit of $1.6 million at interest rates of approximately 2.9% over the rate earned on the underlying deposits. WiderThan has entered into a separate line of credit with a Korean domestic bank with maximum available limit of $0.8 million bearing interest at 7.3%. During the years ended December 31, 2008 and 2007, the Company did not draw on these lines of credit and there were no balances outstanding as of December 31, 2008 or December 31, 2007.

The Company’s subsidiary, WiderThan, uses corporate charge cards issued by a Korean domestic bank with an aggregate line of credit of up to $4.0 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets. In general, the term of the arrangement is one year, with automatic renewal in April of each year. The arrangement may be terminated in writing by mutual agreement between the bank and the Company. The Company is not subject to any financial or other restrictive covenants under the terms of this arrangement.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s subsidiary, WiderThan, has a letter of credit of up to $5.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April), which bears interest at 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. The Company did not draw on the letter of credit and there was no balance outstanding as of December 31, 2008 or December 31, 2007.

The Company’s subsidiary, WiderThan, has purchased guarantees amounting to $1.4 million from Seoul Guarantee Insurance which guarantees payments for one year under certain supply contracts the Company has with a customer in Korea.

401(k) Retirement Savings Plan.  The Company has a salary deferral plan (401(k) Plan) that covers substantially all employees. Under the plan, eligible employees may contribute up to 50% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. During the years ended December 31, 2008, 2007 and 2006 the Company matched 50% of employee contributions to the 401(k) Plan, on up to three percent of participating employees’ compensation, and contributed $1.6 million, $1.0 million and $858,000, respectively, in matching contributions. The Company can terminate the matching contributions at its discretion. The Company has no other post-employment or post-retirement benefit plans.

Litigation.  On September 30, 2008, the Company filed a declaratory action against Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros. Entertainment, Inc., and Viacom, Inc. and the DVD Copy Control Association (DVD CCA) in the Northern District of California relating to the Company’s RealDVD product, which, among other things, allows consumers to securely store DVD content on their hard drives. On the same day, various movie studios filed suit against the Company in the Central District of California. The Company’s suit asks the court to find that the RealDVD product does not breach the license agreement that the Company entered into with the DVD CCA. The movie studios’ suit alleges that by offering the RealDVD product, RealNetworks has violated the Digital Millennium Copyright Act. The movie studios’ suit was subsequently transferred to the Northern District of California. On October 3, 2008, the Studios obtained a temporary restraining order (TRO) requiring the Company to cease distribution of its RealDVD product. The TRO was extended on October 7, 2008. The Court scheduled a preliminary injunction hearing to address the movie studios’ claim that RealDVD should not be sold pending a final judicial determination of the underlying claims between the parties. The Company believes that RealDVD complies with the law, and the Company intends to vigorously defend the preliminary injunction request and, if necessary, pursue its declaratory judgment action.

On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including the Company’s partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. The Company agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that appears to be owed by Real’s subsidiary, WiderThan. On August 27, 2007, the Company’s motion to transfer this matter to the District of New Jersey was granted. The parties have briefed claim construction, but the case has been stayed pending reexamination of the patents at issue. The Company disputes the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against the Company’s partners.

In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates are still under appeal. Additionally, in a separate proceeding, the CRB held hearings to determine mechanical royalty rates associated with the

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statutory license for digital phonorecord deliveries, including tethered downloads. These rates have also been subject to industry-wide settlement negotiations. A partial settlement was reached with respect to on-demand streaming and tethered downloads between the Digital Media Association (DiMA), the Recording Industry Association of America (RIAA) and the National Music Publishers Association (NMPA), among others. This settlement was published by the CRB in an administrative judicial proceeding supervised by the U.S. Copyright Office. This settlement, with some modifications, is part of the CRB’s final determination as published in the Federal Register, but it may be appealed. In addition, the U.S. Copyright Office has raised legal challenges to the CRB’s final determination, creating some uncertainty as to the applicability of the settlement terms set forth in CRB’s final determination. Finally, the Company has been involved in a proceeding in the Southern District of New York to determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP. The methodology to be used to calculate the royalties was incomplete and contained elements that required negotiation and agreement by the parties in addition to further hearings and decisions by the district court. On July 16, 2008, the court issued an additional ruling relating to the application of the new rates and issued further rulings on September 10, December 8 and December 12, 2008. After working with ASCAP to make a final determination of amounts due under the court’s rulings, the Company reached a partial agreement with ASCAP on January 12, 2009. The Company believes it has sufficiently accrued for expected royalties under the agreement, but we are appealing some aspects of the court’s rulings that underlie the agreement, and the rulings remain subject to appeal and challenge by other participants.

In June 2003, a lawsuit was filed against the Company and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to searching and streaming media files. On July 26, 2007, the court granted the Company’s motion for summary judgment and invalidated all claims on grounds of obviousness. On January 12, 2009, the Federal Circuit affirmed the District Court’s dismissal of the suit and invalidation of all asserted claims.

In December 2003, the Company filed suit against Microsoft in the U.S. District Court for the Northern District of California, pursuant to U.S. and California antitrust laws, alleging that Microsoft has illegally used its monopoly power to restrict competition, limit consumer choice, and attempt to monopolize the field of digital media. On October 11, 2005, the Company and Microsoft entered into a settlement agreement pursuant to which the Company agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. Upon settlement of the legal disputes, the Company and Microsoft entered into two commercial agreements that provide for collaboration in digital music and casual games. The combined contractual payments related to the settlement agreement and the two commercial agreements to be made by Microsoft to the Company over the terms of the agreements are $761.0 million. The Company had received such payments in full as of March 31, 2007. The Company recorded gains of $60.7 million, $220.4 million and $422.5 million during the years ended December 31, 2007, 2006, and 2005, respectively. These amounts are included within the consolidated statement of operations and comprehensive income as antitrust litigation benefit, net.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

Note 18.	Guarantees

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

Note 19.	Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. After the formation of Rhapsody America in August 2007, the Company has defined three reportable segments consistent with SFAS 131, based on factors such as how the Company manages its operations and how its Chief Operating Decision Maker reviews results. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which includes the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Executive Vice Presidents and Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Music, Consumer and Technology Products and Solutions segments and, therefore, the Company reports these as operating segments as defined by SFAS 131. The accounting policies used to derive segment results are generally the same as those described in Note 1.

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

The Consumer segment primarily includes revenue and costs from: the sale of individual games through the Company’s RealArcade service and its Games related websites; the Company’s game subscription services; the Company’s SuperPass premium subscription service; RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to the Company’s Music business. These products and services are sold and provided primarily through the Internet, and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Technology Products and Solutions segment includes revenue and costs from: sales of ringback tone, music-on-demand, video-on-demand and messaging services; sales of media delivery system software, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer channels; support and maintenance services sold to customers who purchase software products; broadcast hosting services; and consulting and professional services that are offered to customers. These products and services are primarily sold to corporate customers.

Amounts that are not included within the above segment descriptions are shown below as Reconciling Amounts. Included within these amounts are items such as interest income and net antitrust litigation benefit.

Segment income (loss) before income taxes for the year ended December 31, 2008, is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated

Net revenue	$160,721	$237,522	$206,567	$—	$604,810
Cost of revenue	91,067	56,351	85,826	—	233,244
Impairment of deferred costs and prepaid royalties	1,000	7,829	10,837	—	19,666

Gross profit	68,654	173,342	109,904	—	351,900
Advertising with related party	44,213	—	—	—	44,213
Restructuring and other charges	—	—	—	6,833	6,833
Impairment of goodwill and long-lived assets	4,753	46,056	141,867	—	192,676
Other operating expenses	101,022	170,149	123,507	905	395,583

Operating income (loss)	(81,334)	(42,863)	(155,470)	(7,738)	(287,405)
Other income, net	56,057	—	—	13,298	69,355

Income (loss) before income taxes	$(25,277)	$(42,863)	$(155,470)	$5,560	$(218,050)

Segment income (loss) before income taxes for the year ended December 31, 2007, is as follows (in thousands):

			Technology Products	Reconciling
	Music	Consumer	and Solutions	Amounts	Consolidated

Net revenue	$149,126	$211,851	$206,643	$—	$567,620
Cost of revenue	81,462	39,840	92,189	—	213,491

Gross profit	67,664	172,011	114,454	—	354,129
Advertising with related party	24,360	—	—	—	24,360
Restructuring and other charges	—	—	—	3,748	3,748
Other operating expenses	103,482	142,749	130,551	(58,060)	318,722

Operating income (loss)	(60,178)	29,262	(16,097)	54,312	7,299
Total non-operating income, net	36,194	—	—	32,278	68,472

Income (loss) before income taxes	$(23,984)	$29,262	$(16,097)	$86,590	$75,771

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenue by segment is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Music	$160,721	$149,126	$123,033
Consumer	237,522	211,851	199,739
Technology Products and Solutions	206,567	206,643	72,489

Total net revenue	$604,810	$567,620	$395,261

The Company’s customers consist primarily of end users located in the U.S., Republic of Korea, and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

United States	$403,799	$360,676	$283,433
Europe	107,223	84,368	62,270
Republic of Korea	50,443	82,549	18,597
Rest of the World	43,345	40,027	30,961

Total	$604,810	$567,620	$395,261

Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	December 31,
	2008	2007

United States	$163,730	$186,665
Republic of Korea	51,508	235,728
Europe	37,315	87,181
Rest of the World	4,445	7,753

Total long-lived assets	$256,998	$517,327

Net assets including minority interest by geographic location are as follows (in thousands):

	December 31,
	2008	2007

United States	$463,209	$557,381
Republic of Korea	64,824	228,153
Europe	20,201	79,410
Rest of the World	5,324	10,160

Total	$553,558	$875,104

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill is assigned to the Company’s segments as follows (in thousands):

	December 31,
	2008	2007

Music	$37,029	$37,029
Consumer	88,302	129,621
Technology products and solutions	49,933	186,503

Total goodwill	$175,264	$353,153

Note 20.	Related Party Transactions

Transactions with MTVN.  As part of the formation of Rhapsody America, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. Subsequent to December 31, 2008, RealNetworks and MTVN signed an amendment to the Rhapsody America venture agreement which reduced the amount payable under the MTVN note payable to $213.8 million over the original five-year term. During the years ended December 31, 2008 and 2007, Rhapsody America received $44.4 million and $25.0 million in cash as note payments and has spent $44.2 million and $24.4 million, respectively, in advertising with MTVN.

MTVN provides various support services directly to Rhapsody America for which it bills the venture directly. Included within the support services are items such as facilities, personnel and overhead which are allocated based on various measures depending on the service provided, including employee headcount, or number of users of a service. Costs for the support services for the years ended December 31, 2008 and 2007 were $0.9 million and $0.6 million, respectively. These amounts are included in the consolidated financial statements within the related party payable of $13.2 million and $17.2 million as of December 31, 2008 and 2007, respectively.

The Company also agreed to grant options to acquire shares of RealNetworks, Inc. common stock to Rhapsody America employees as part of the venture with MTVN and has included the expense associated with these options in its statement of operations and comprehensive income. MTVN’s share of the expense associated with the stock options granted to Rhapsody America employees is calculated based on its ownership percentage and is billed directly by the Company to MTVN under a separate agreement. The Company has charged $0.8 million to MTVN in 2008 related to stock options since the formation of the venture. MTVN paid $0.2 million in full prior to December 31, 2008. The remaining $0.6 million receivable is netted within the related party payable of $13.2 million as of December 31, 2008.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Quarterly Information (Unaudited)

The following table summarizes the unaudited statement of operations for each quarter of 2008 and 2007 (in thousands, except per share data):

	Total	Dec. 31	Sept. 30	June 30	Mar. 31

2008:
Net revenue	$604,810	$152,644	$151,955	$152,648	$147,563
Gross profit	351,900	72,936	89,791	97,003	92,170
Operating loss	(287,405)	(236,199)	(26,971)	(12,693)	(11,542)
Net income (loss)	(243,878)	(240,499)	(4,500)	(1,305)	2,426
Basic net income (loss) per share(1)	(1.74)	(1.78)	(0.03)	(0.01)	0.02
Diluted net income (loss) per share(1)	(1.74)	(1.78)	(0.03)	(0.01)	0.02
2007:
Net revenue	$567,620	$156,882	$145,095	$136,171	$129,472
Gross profit	354,129	95,177	88,451	86,972	83,529
Operating income (loss)	7,299	(25,881)	(15,386)	(5,177)	53,743
Net income	48,315	2,685	4,342	1,327	39,961
Basic net income per share(1)	0.32	0.02	0.03	0.01	0.25
Diluted net income per share(1)	0.29	0.02	0.03	0.01	0.22

(1)	The sum of the quarterly net income per share will not necessarily equal the net income per share for the year due to the effects of rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
RealNetworks, Inc.:

We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
RealNetworks, Inc.:

We have audited RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RealNetworks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RealNetworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
February 27, 2009

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that, as of December 31, 2008, RealNetworks maintained effective internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008. This attestation is included within Item 8.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the principal executive officer and principal financial officer, has evaluated the changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act and has concluded that there were no such changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in part in the sections captioned “Election of Director(s)-Nominee(s) for Director,” “Board of Directors-Continuing Directors-Not Standing for Election This Year,” “Board of Directors-Committees of the Board,” “Board of Directors-Code of Business Conduct and Ethics” and “Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 9, 2009, and such information is incorporated herein by reference.

The remaining information required by this Item is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 9, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 9, 2009.

Equity Compensation Plans

As of December 31, 2008, we had awards outstanding under five equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan (1995 Plan), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (1996 Plan), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (2000 Plan), the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (2005 Plan), and the RealNetworks, Inc. 2002 Director Stock Option Plan (2002 Plan). In addition, the RealNetworks, Inc. 2007 Employee Stock Purchase Plan (2007 ESPP) became effective on January 1, 2008. The 1995 Plan, 1996 Plan, 2002 Plan, 2005 Plan and 2007 ESPP have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders.

In 2005, our shareholders approved the 2005 Plan and upon this approval of the 2005 Plan, we terminated the 1995 Plan, the 1996 Plan, the 2000 Plan and the 2002 Plan. In 2007, our shareholders approved an amended and restated 2005 Plan, and upon this approval, we terminated the RealNetworks, Inc. Director Compensation Stock Plan. As a result of the termination of these Plans, all new equity awards will be issued under the 2005 Plan. In 2007, our shareholders also approved the 2007 ESPP. The initial offering period under the 2007 ESPP commenced on January 1, 2008.

The following table aggregates the data from our plans:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued upon	Weighted-average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(in 000’s)(a)	(b)	(in 000’s)(c)

Equity compensation plans approved by security holders	39,161	$7.39	7,712
Equity compensation plans not approved by security holders	374	$9.90	—

Total	39,535	$7.41	7,712

(1)	On January 1, 2008, the 2007 ESPP became effective. Column (c) above excludes the 1,500,000 shares of the Company’s common stock that are authorized for issuance pursuant to the 2007 ESPP.

(2)	Includes shares available for future issuances pursuant to the Real Networks, Inc. 2007 Director Compensation Stock Plan (2007 Director Plan), a sub-plan that operates and is administered under the 2005 Plan. Under the 2007 Director Plan, outside directors may elect to receive all or a portion of his or her quarterly director compensation in shares of the Company’s common stock in lieu of cash. Shares issued to directors under the 2007 Director Plan are issued from the shares reserved under the 2005 Plan.

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

The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation-Policies and Procedures with Respect to Related Person Transactions,” “Executive Compensation-Certain Relationships and Related Transactions” and “Election of Directors-Director Independence” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 9, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm-Fees Billed by KPMG LLP During 2007 and 2008” and “Ratification of Appointment of Independent Registered Public Accounting Firm-Pre-Approval Policies and Procedures” of the Proxy Statement for RealNetworks’ Annual Meeting of Shareholders scheduled to be held on or around June 9, 2009.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements

The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Income — Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows — Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3) Index to Exhibits

Exhibit
Number		Description

2.1		Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
2.2		Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)
3.1		Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2		Amended and Restated Bylaws adopted April 24, 2007 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007)
4.1		Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)
4.2		Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)
10	.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)
10	.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.3†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.4†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10	.5†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.6†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.7†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.8†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007)

Exhibit
Number		Description

10	.9†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)
10	.10†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective June 25, 2007 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2007)
10	.11†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10	.12†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.13		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)
10	.14†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.15		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.16		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10	.17†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)
10	.18†	Offer Letter dated July 1, 2008 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)
10	.19†	Offer Letter dated September 18, 2003 between RealNetworks, Inc. and Dan Sheeran (incorporated by reference from Exhibit 10.18 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2005)
10	.20†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.21†	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball
10	.22†	Agreement dated February 1, 2006 between RealNetworks, Inc. and Rob Glaser (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006)
10	.23†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.22 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.24†	Form of MBO Plan Document under the Real Networks, Inc. 2008 Executive Compensation Program (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)

Exhibit
Number		Description

10	.25†	Form of MBO Plan Document under the RealNetworks, Inc. 2008 Chief Executive Officer Compensation Program (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)
10	.26†	Form of MBO Plan Document under the RealNetworks, Inc. 2009 Executive Compensation Program
10	.27*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.28*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10	.29*	Limited Liability Company Agreement of Rhapsody America LLC dated as of August 20, 2007 among RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10.30		Stockholder Agreement by and between Viacom International Inc. and RealNetworks, Inc. dated as of August 20, 2007 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
14.1		RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)
21.1		Subsidiaries of RealNetworks, Inc.
23.1		Consent of KPMG LLP
24.1		Power of Attorney (included on signature page)
31.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 27, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on February 27, 2009.

Signature	Title

/s/ ROBERT GLASER Robert Glaser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL EGGERS Michael Eggers	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Director

/s/ EDWARD BLEIER Edward Bleier	Director

/s/ PRADEEP JOTWANI Pradeep Jotwani	Director

/s/ JEREMY JAECH Jeremy Jaech	Director

/s/ JONATHAN D. KLEIN Jonathan D. Klein	Director

/s/ KALPANA RAINA Kalpana Raina	Director

Exhibits Index

Exhibit
Number		Description

2.1		Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
2.2		Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)
3.1		Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2		Amended and Restated Bylaws adopted April 24, 2007 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007)
4.1		Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)
4.2		Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)
10	.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)
10	.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.3†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.4†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10	.5†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.6†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.7†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.8†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007)

Exhibit
Number		Description

10	.9†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)
10	.10†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective June 25, 2007 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2007)
10	.11†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10	.12†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.13		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)
10	.14†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.15		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.16		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10	.17†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)
10	.18†	Offer Letter dated July 1, 2008 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)
10	.19†	Offer Letter dated September 18, 2003 between RealNetworks, Inc. and Dan Sheeran (incorporated by reference from Exhibit 10.18 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2005)
10	.20†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.21†	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball
10	.22†	Agreement dated February 1, 2006 between RealNetworks, Inc. and Rob Glaser (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006)
10	.23†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.22 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.24†	Form of MBO Plan Document under the Real Networks, Inc. 2008 Executive Compensation Program (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)

Exhibit
Number		Description

10	.25†	Form of MBO Plan Document under the RealNetworks, Inc. 2008 Chief Executive Officer Compensation Program (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)
10	.26†	Form of MBO Plan Document under the RealNetworks, Inc. 2009 Executive Compensation Program
10	.27*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.28*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10	.29*	Limited Liability Company Agreement of Rhapsody America LLC dated as of August 20, 2007 among RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10.30		Stockholder Agreement by and between Viacom International Inc. and RealNetworks, Inc. dated as of August 20, 2007 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
14.1		RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)
21.1		Subsidiaries of RealNetworks, Inc.
23.1		Consent of KPMG LLP
24.1		Power of Attorney (included on signature page)
31.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.