Form 10-K/A
period 2008-12-31
REALNETWORKS INC
filed 2009-04-30
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock outstanding as of April 20, 2009 was 134,418,311.

(1)	Excludes shares held of record on that date by directors, executive officers and 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

EXPLANATORY NOTE

RealNetworks, Inc. (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to amend our Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 2, 2009, for the purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2009 annual meeting of shareholders, which will not be filed within the requisite time period allowing such incorporation by reference.

We are also updating the signature page, the Exhibit Index in Item 15 of Part IV and appearing after the signature page, and Exhibits 31.1 and 31.2 and including new Exhibits 10.31 and 10.32.

Except as otherwise expressly stated herein, this Amendment No. 1 does not reflect events occurring after the date of the Form 10-K, and does not modify or update the disclosures contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and our other filings made with the SEC on or subsequent to March 2, 2009.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors

The name, age, position(s), term and board committee membership for each member of our Board of Directors is set forth below as of April 20, 2009:

				Director
Name	Age	Position(s)	Class	Since

Robert Glaser(4*)	47	Chairman and Chief Executive Officer	3	1994
Eric A. Benhamou(1*, 2)	53	Lead Independent Director	1	2003
Edward Bleier(3)	79	Director	1	1999
Jeremy Jaech(1, 2, 4)	53	Director	3	2002
Pradeep Jotwani(1, 2*)	54	Director	2	2008
Jonathan D. Klein(3, 4)	48	Director	2	2003
Kalpana Raina(1, 3*)	53	Director	1	2001

(1)	Member of the Audit Committee of the Board of Directors

(2)	Member of the Compensation Committee of the Board of Directors

(3)	Member of the Nominating and Corporate Governance Committee of the Board of Directors

(4)	Member of the Strategic Transactions Committee of the Board of Directors

*	Committee Chairperson

Biographical Information

Class 1 Directors

ERIC A. BENHAMOU has been a director of RealNetworks since October 2003 and has served as the lead independent director since 2008. Mr. Benhamou has served as chairman and chief executive officer of Benhamou Global Ventures, LLC, a venture capital company, since November 2003. Mr. Benhamou also serves as chairman of the boards of directors of 3Com Corporation and Cypress Semiconductor Corporation. He served as chief executive officer of Palm, Inc. from 2001 to October 2003 and chairman until October 2007, and was chief executive officer of 3Com Corporation from 1990 to 2000. Mr. Benhamou also serves on the boards of Silicon Valley Bancshares and several privately held companies. Mr. Benhamou also serves on the executive committee of TechNet and of the Computer Science and Telecommunications Board. Mr. Benhamou holds a Master of Science degree from Stanford University School of Engineering and a Diplôme d’Ingénieur from Ecole Nationale Supérieure d’Arts et Métiers, Paris, France.

EDWARD BLEIER has been a director of RealNetworks since 1999. Mr. Bleier serves as a director of CKX, Inc., a company engaged in the ownership, development and commercial utilization of entertainment content, and of Blockbuster Inc., a provider of in-home movie and game entertainment. Mr. Bleier is retired from Warner Bros. where he served as President of Pay-TV, Cable and Networks Features. Mr. Bleier serves on the Advisory Board of Drakontas LLC, a security technology company, is Chairman Emeritus of the Center for Communication and the Academy of the Arts Guild Hall, serves as a trustee of the Charles A. Dana Foundation and is a member of the Council on Foreign Relations. In 2003, Mr. Bleier published the New York Times’ bestseller “The Thanksgiving Ceremony.” Mr. Bleier holds a Bachelor of Science Degree from Syracuse University and served in the U.S. Army, specializing in public information.

KALPANA RAINA has been a director of RealNetworks since 2001. Ms. Raina currently serves as the managing partner of 252 Solutions LLC, an advisory firm. From 1988 to October 2006, Ms. Raina was employed by The Bank of New York, a financial holding company, most recently serving as Executive Vice President in charge of European Country Management and Corporate Banking. Prior to joining The Bank of New York, Ms. Raina was employed in the Media Division of Manufacturers Hanover Trust Company.

Ms. Raina serves on the Boards of ADITI: Foundation for the Arts and The World Music Institute in New York City. Ms. Raina holds a B.A. Honors degree from Panjab University, India and an M.A. degree in English Literature from McMaster University.

Class 2 Directors

PRADEEP JOTWANI has been a director of RealNetworks since July 2008. Mr. Jotwani was employed by Hewlett-Packard Company, a leading provider of printing and personal computing products and IT services, software and solutions, from 1982 to 2007, most recently serving as Senior Vice President of the Printing Supplies Global Business Unit from 2002 to 2007. Mr. Jotwani holds a Bachelor’s degree in Mechanical Engineering from the Indian Institute of Technology, Kanpur, a Master’s degree in Industrial Engineering from the University of Wisconsin-Madison and an M.B.A. from the Stanford University Graduate School of Business.

JONATHAN D. KLEIN has been a director of RealNetworks since 2003. Mr. Klein is a co-founder of Getty Images, Inc., a provider of imagery and related products and services, where he has served as Chief Executive Officer and a director since 1998. Mr. Klein served as Chief Executive Officer and as a director of Getty Communications Limited, the predecessor to Getty Images, Inc., from 1996 to 1998. From 1995 to 1996, Mr. Klein served as the Joint Chairman of Getty Communications Limited. Prior to founding Getty Images, Mr. Klein served as a director of London-based investment bank Hambros Bank Limited, where he led the bank’s media industry group. Mr. Klein also serves on the boards of Getty Investments L.L.C. and The Global Business Coalition on HIV/AIDS. Mr. Klein holds a Master’s Degree from Cambridge University.

Class 3 Directors

JEREMY JAECH has been a director of RealNetworks since July 2002. Mr. Jaech serves as chief executive officer of Verdiem Corporation, a provider of enterprise software solutions to reduce energy consumption of PC networks. From October 2003 to January 2008, Mr. Jaech served as chief executive officer of Trumba Corporation, a developer of an event calendaring software-as-a-service for businesses and organizations. Mr. Jaech was a co-founder of Visio Corporation, a developer of business drawing and diagramming software, and served as its President, Chief Executive Officer and Chairman of the Board from 1990 until its acquisition by Microsoft Corporation in 2000. Prior to founding Visio Corporation, Mr. Jaech co-founded Aldus Corporation, a software development company. Mr. Jaech also serves on the Board of Directors of several private companies including Doyenz, Inc., Trumba Corporation, Mindjet Corporation and Cozi Group, Inc. Mr. Jaech holds a B.A. in Mathematics and an M.S. in Computer Science from the University of Washington.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires RealNetworks’ executive officers, directors, and persons who own more than ten percent of a registered class of RealNetworks’ equity securities to file reports of ownership and changes of ownership with the SEC. Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish RealNetworks with copies of all such reports they file. Specific due dates have been established by the SEC, and RealNetworks is required to disclose any failure to file by those dates.

Based solely on its review of the copies of such reports received by RealNetworks, and on written representations by the executive officers and directors of RealNetworks regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, RealNetworks believes that, with respect to its fiscal year ended December 31, 2008, all of the executive officers and directors of RealNetworks, and all of the persons known to RealNetworks to own more than ten percent of the Common Stock, complied with all such reporting requirements.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. Our Code of Business Conduct and Ethics is publicly available on our website (www.realnetworks.com/company/investor under the caption “Corporate Governance”), or can be obtained without charge by written request to our Corporate Secretary at the address of RealNetworks’ principal executive office. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver from application of the Code of Business Conduct and Ethics that applies to the Chief Executive Officer or the Chief Financial Officer, and any other applicable accounting and financial employee, by posting such information on our website at www.realnetworks.com/company/investor under the caption “Corporate Governance.”

Shareholder Nominations and Recommendations for Director Candidates

We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Shareholder Nominations and Recommendations for Director Candidates” in our proxy statement for the 2008 annual meeting of RealNetworks shareholders filed with the SEC on April 25, 2008.

Audit Committee of the Board

We have a standing Audit Committee of the Board of Directors comprised of Messrs. Benhamou, Jaech and Jotwani and Ms. Raina. The Audit Committee provides oversight of our accounting and financial reporting, processes and financial statement audits, reviews RealNetworks’ internal accounting procedures and consults with and reviews the services provided by its independent auditors. All of the members of our Audit Committee are financially literate pursuant to Nasdaq rules, and our Board has designated Mr. Benhamou as the Audit Committee Financial Expert, as defined by the SEC and applicable listing standards. Applying the rules of the Nasdaq Stock Market and the SEC, the Board has determined that Mr. Benhamou is independent.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis discusses the principles underlying our executive compensation program and the important factors relevant to the analysis of the compensation of our executive officers. We refer to the individuals who served as our Chief Executive Officer and Chief Financial Officer, as well as the other individuals included in the Summary Compensation Table on page 25, as our “Named Executive Officers.” The Named Executive Officers are included in the group of individuals identified as “executives” or “executive officers.”

Overview of Executive Compensation Program

The Compensation Committee of the Board of Directors, which currently consists of three independent Directors, is responsible for the oversight of our executive compensation program. In establishing 2008 executive compensation, the Compensation Committee was guided by the following philosophy and objectives:

•	Attract and retain the best executives. The total compensation for executive officers should be competitive with the compensation paid by similarly situated companies in the digital media, technology and other relevant industries and the compensation packages offered by other private and public companies with which we believe we compete for talent.

•	Reward individual performance against the achievement of measurable performance targets. The compensation packages provided to our executive officers should include compensation that rewards performance as measured against established annual and strategic goals. These goals will cover both the unit for which the executive is responsible and the company as a whole.

•	Provide pay incentives that align executive compensation with the long-term interests of all of our stakeholders — shareholders, customers and employees. Executive compensation should be designed to motivate executives to build a growing, profitable and sustainable business. This can best be achieved by encouraging our executive officers to conceive, develop and market the best products and services in our chosen markets and to exceed customer expectations.

In 2008, total cash compensation, rather than specific salary and cash incentive compensation levels, was the most relevant measure considered when determining the cash portion of executive compensation. Target total cash compensation for executives was established between the 50th and 75th percentiles and long-term equity incentive compensation at approximately the median for similarly situated companies. The Compensation Committee’s approach is to design executive compensation packages in which a significant portion of the total compensation package comprises long-term incentive components that align executive incentives with the interests of our shareholders. However, given the price performance of our common stock in recent years, the Compensation Committee recognizes the need to be flexible in its policy and to emphasize short-term cash compensation in order to retain executive talent. The Compensation Committee also recognizes that the portion of an executive’s total compensation that varies with performance and is therefore at risk should increase with the level of an individual’s responsibility.

In 2008, the Compensation Committee considered the recommendations of our Chief Executive Officer and information provided by Frederic W. Cook & Co., Inc. (“Cook”), an outside compensation consultant engaged by management, when determining the appropriate level and mix of compensation elements for executives other than the Chief Executive Officer. These elements include base salary, performance-based cash incentive compensation, long-term equity incentive compensation, discretionary cash bonus awards and benefits. The Compensation Committee retained Mercer LLC (“Mercer”), an outside human resource consulting firm, to provide advice and recommendations with respect to the 2008 compensation of Robert Glaser, our Chief Executive Officer. Mercer was selected by and reported directly to the Compensation Committee on matters concerning the compensation of Mr. Glaser. Under its charter, the Compensation Committee is authorized to engage its own compensation consultant if it so desires. Mercer was also retained by management in 2008 to provide advice and guidance related to RealNetworks’ employee health, welfare and 401(k) benefit programs for 2009.

Role of Executive Officers in Compensation Decisions

In 2008, the Compensation Committee approved the final determination of compensation for our executive officers other than the Chief Executive Officer. The Compensation Committee and the other independent Directors approved the final determination of compensation for Mr. Glaser. From time to time, the Compensation Committee has discussions with Mr. Glaser concerning his own compensation. With respect to executive officers other than Mr. Glaser, the recommendations of Mr. Glaser provide the foundation for the Compensation Committee’s initial discussions regarding the compensation of these executive officers. The Compensation Committee meets without Mr. Glaser or other members of management present during deliberations concerning Mr. Glaser’s compensation. The Compensation Committee has final authority to exercise its discretion in setting compensation amounts or awards for executives and is not bound by the recommendations of Mr. Glaser nor of any consultant.

Benchmarking

Our Human Resources department obtains executive compensation data from outside compensation consultants and/or salary surveys that reflect a peer group of other technology companies and considers this data when making recommendations to the Compensation Committee regarding employment offers to and compensation packages for our executive officers. In 2008, management engaged Cook to provide analysis and advice with respect to the compensation of our executive officers other than the Chief Executive Officer. The objective of the Cook analysis was to review the cash and long-term equity incentive compensation of our executive officers in order to ensure that our compensation practices are competitive with those of similarly situated companies with which RealNetworks competes for executive talent.

As part of its compensation analysis, Cook utilized compensation data from a peer group of 14 companies that it determined best represent the competitive labor market in which RealNetworks competes for executive talent (the “Compensation Peer Group”). The companies comprising the Compensation Peer Group are:

Avid Technologies, Inc.	Getty Images, Inc.*	Red Hat, Inc.	ValueClick, Inc.
CNET Networks, Inc.*	Interactive Data Corp.	Shutterfly Inc.	Vignette Corporation
F5 Networks, Inc.	Move Inc.	TiVo Inc.	WebMD Health Corp.
Gemstar-TV Guide International, Inc.*	Netflix, Inc.

*	acquired in 2008

In reviewing cash compensation, Cook created cash compensation benchmarks using weighted averages of data disclosed in regulatory reports by companies in the Compensation Peer Group and data from a survey of technology companies with annual revenue of between $200 million and $1 billion (the “Technology Survey”). Following its analysis, Cook determined that our executive officer salaries were established at approximately the median in the aggregate, with some variation by position, and that target cash bonus levels established under our Executive MBO incentive program were slightly below the median with the exception of our Chief Operating Officer, whose target cash bonus level is established at approximately the 75th percentile.

The Cook analysis of the performance-based cash incentive plans of companies in the Compensation Peer Group and the Technology Survey determined that most of these plans had some combination of top-line and bottom-line performance measures similar to those included in our performance-based cash incentive plans. Cook also conducted a review of total target annual cash compensation consisting of annual base salary and target cash incentive compensation. Cook determined that RealNetworks’ annual total target cash compensation is generally established between the median and the 75th percentile of total target cash compensation provided by the companies comprising the Compensation Peer Group and the Technology Survey, with some variation by position. Cook also reviewed total actual annual cash compensation of our executive officers in 2007. The Cook data determined that the actual total cash compensation paid to executive officers was in the top quartile of companies in the Compensation Peer Group and the Technology Survey, with some variation by position. Excluding special bonuses paid to our Chief Operating Officer and our Executive Vice President and General Counsel in 2007, the aggregate total cash compensation paid to our executive officers was consistent with the median, with some variation by position.

Cook reviewed the long-term equity compensation of executives in the Compensation Peer Group, including carried-interest equity ownership. In conducting its review, Cook converted all equity ownership data into option equivalents in order to more accurately compare equity compensation practices among the companies in the Compensation Peer Group and Technology Survey.

The Cook data showed that the aggregate option-equivalent carried-interest equity ownership of most of our executive officers is near the median.

The Compensation Committee also recognizes that we compete for executive talent with companies that are significantly larger than us, and therefore, peer group data are not considered exclusively when establishing executive compensation. The Compensation Committee may also consider compensation data from larger companies when determining executive compensation.

2008 Executive Compensation

Compensation of the Chief Executive Officer

In 2008, the Compensation Committee retained Mercer as an outside consultant to provide analysis and advice with respect to the 2008 compensation of Mr. Glaser. In establishing the 2008 compensation of Mr. Glaser, the Compensation Committee recognized that he is uniquely situated as the founder of RealNetworks and as a significant equity holder. As a result, the Compensation Committee sought to establish a creative compensation package consisting of less traditional forms of compensation that would (i) effectively incent Mr. Glaser, (ii) ensure that his compensation package was competitive and aligned with company performance, and (iii) support an entrepreneurial work culture.

In 2008, Mercer analyzed the competitive market position of total direct compensation which consisted of annual base salary, performance-based cash incentive compensation and the value of long-term equity incentives for our Chief Executive Officer relative to the companies we compete with for executive talent. Data from the following ten companies (the “CEO Peer Group”) was included in this analysis:

Akamai Technologies, Inc.	F5 Networks, Inc.	Macrovision Solutions Corporation
Avid Technologies, Inc.	Getty Images, Inc.*	United Online, Inc.
CNET Networks, Inc.*	Infospace, Inc.	Vignette Corporation
drugstore.com, Inc.

*	acquired in 2008

Data from the most recent proxy statements filed by each of the CEO Peer Group companies was the basis for this analysis. Data from third party compensation surveys based on our size and scope was also used. These surveys included Mercer’s executive total compensation survey and a proprietary database of executive compensation data from technology companies. Mercer developed a market consensus for CEO total direct compensation using the CEO Peer Group data and the Mercer survey data to arrive at an appropriate representation of market practices. This was done by (a) aging the data from the CEO Peer Group to align it with the effective date of the Mercer survey data (April 2008), and (b) averaging the data from the CEO Peer Group and the Mercer survey data medians.

In comparing the compensation of Mr. Glaser to market data, Mercer found that (a) Mr. Glaser’s annual base salary was competitive with the 25th percentile of companies included in its analysis, (b) Mr. Glaser’s performance-based cash incentive compensation was competitive with the median of companies included in its analysis, (c) long term incentives were competitive with the Mercer survey data but below the values reported by the CEO Peer Group companies, and (d) total direct compensation was below the 25th percentile of the CEO Peer Group companies and competitive with the median of the Mercer survey data. Based on the analysis provided by Mercer, the Compensation Committee determined that changes to Mr. Glaser’s overall compensation were necessary.

In July 2008, the Compensation Committee and the independent Directors approved 2008 compensation arrangements for our Chief Executive Officer consisting of an annual base salary of $1 and performance-based cash incentive compensation targeted at $500,000, assuming 100% achievement of target goals. In addition, from time to time our Chief Executive Officer utilizes private, chartered aircraft for business travel in order to reduce travel time and to meet tight schedules for meetings and presentations in offsite locations. This enables him to avoid travel delays, work productively and efficiently while in transit, minimize time away from the office and maximize time available for other business purposes while he is traveling. In 2008, the Compensation Committee and the independent Directors approved the reimbursement of private chartered aircraft expenses paid by Mr. Glaser for RealNetworks business travel up to a maximum of $1.0 million. The reimbursement of reasonable business-related chartered aircraft expenses is conditioned upon the proper substantiation and documentation of all of Mr. Glaser’s business-related travel. Amounts reimbursed to Mr. Glaser for reasonable and substantiated business-related travel constitute tax deductible business expenses for RealNetworks and do not constitute income to Mr. Glaser. Personal travel (that is, travel without a substantiated business-related purpose) is not eligible for reimbursement.

The Compensation Committee established the 2008 management-by-objective program for Mr. Glaser (the “CEO Incentive Plan”) to provide a direct financial incentive in the form of a cash bonus with the objective of promoting the achievement of 2008 corporate performance goals. The Compensation Committee sought to establish a market-competitive incentive opportunity for Mr. Glaser to provide cash compensation that is competitive with total direct compensation in the market, and to establish a direct linkage between his cash compensation and corporate performance. Pursuant to the CEO Incentive Plan, Mr. Glaser may earn annual cash bonus awards based on RealNetworks’ annual revenue and a measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The target payout for Mr. Glaser under the CEO Incentive Plan is based equally on the achievement of RealNetworks’ annual consolidated revenue and EBITDA targets, and was established at $500,000 assuming 100% achievement of target goals. Under the CEO Incentive Plan, Mr. Glaser may earn a maximum of $2,000,000 in performance-based cash incentive compensation in the event of over-achievement against target goals. No portion of the revenue-based payout will be earned if less than 90% of the revenue target is achieved. For achievement of the revenue target between 90%-100%, Mr. Glaser will earn between 40%-100% of the revenue-based payout calculated on a linear basis starting at a 40% payout for achievement of 90% of the revenue target up to a 100% payout for 100% achievement of the revenue target. For achievement of over 100% to 110% of the revenue target, payouts will be earned linearly up to a maximum of 400% of the revenue-based target payout, or $1.0 million.

For achievement of the EBITDA target between 50%-100%, Mr. Glaser will earn between 25%-100% of the EBITDA-based payout calculated on a linear basis starting at 25% payout for achievement of 50% of the EBITDA target up to a 100% payout for 100% achievement of the EBITDA target. For achievement of over 100% to 150% of the EBITDA target, payouts will be earned linearly up to a maximum of 400% of the EBITDA-based target payout, or $1.0 million. No portion of the target payout that is based on EBITDA will be earned if less than 50% of the EBITDA target is achieved. The portion of any cash bonus award that exceeds 100% of the target payout will be paid in three equal installments as follows: (a) the first installment will be paid concurrently with the payment of the 100% target payout, (b) the second installment will be paid on December 31, 2009, and (c) the third installment will be paid on December 31, 2010. A summary of the payout mechanics of the CEO Incentive Plan is as follows:

Revenue		EBITDA
Attainment	Incentive Payout	Attainment	Incentive Payout

<90%	No payout	<50%	No payout
90% - 100%	40% - 100%	50% - 100%	25% - 100%
>100% - 110%	100% - 400%	>100% - 150%	100% - 400%

In establishing the maximum opportunity for performance-based cash incentive compensation under the CEO Incentive Plan, the Compensation Committee considered Mercer’s analysis using the difference between the market median total direct CEO compensation of $3.5 million and the $1.0 million reimbursement limit established for business-related travel by Mr. Glaser. The difference of $2.5 million represents the median value of long-term incentives based on the Mercer market consensus. Because amounts earned in excess of 100% achievement of target goals under the CEO Incentive Plan would be paid in cash over a two-year period rather than in equity, a discount was applied that recognized the long-term incentive value of the CEO Incentive Plan. More specifically, this discount recognized the differences in volatility, risk and term between short-term performance-based cash incentive compensation and long-term equity compensation. The Compensation Committee and independent Directors approved a discount of 20% to result in a total performance-based cash incentive opportunity for Mr. Glaser of up to $2.0 million. The maximum opportunity for performance-based cash incentive compensation for our Chief Executive Officer was calculated as follows:

$2.5 million (market median value of long-term incentives) − 20% discount ($500,000) = $2.0 million

Notwithstanding the performance and payout targets established under the CEO Incentive Plan, the Compensation Committee has discretion to adjust performance and payout targets if certain factors warrant variation from the formula established under the CEO Incentive Plan and may also increase, decrease or eliminate an award before it is paid. In the event RealNetworks terminates the employment of Mr. Glaser other than for cause, Mr. Glaser will be eligible to receive any earned but unpaid amounts under the CEO Incentive Plan. Mr. Glaser must be employed by RealNetworks on the date payments are made in order to be eligible to receive payment under the CEO Incentive Plan, except in the case of death, disability or termination of employment by RealNetworks other than for cause.

The Compensation Committee determined that the CEO Incentive Plan provided an appropriate mix of short-term performance-based cash incentive compensation in the event target goals were achieved at a level of 100%, and long-term performance-based cash incentive compensation in the event target goals were achieved at a level above 100%.

When determining the 2008 full year payout amount under the CEO Incentive Plan, the Compensation Committee approved certain discretionary adjustments in corporate revenue and EBITDA results for the second half of 2008 in connection with special items including (a) significant fluctuations in foreign currency in the second half of 2008, (b) the write-off of transaction-related costs associated with the separation of our games business from the parent company, which has been postponed and (c) losses associated with declines in the value of our goodwill and certain application service provider and other content agreements. Under the CEO Incentive Plan, corporate revenue attainment for the full year, before adjustments related to foreign currency fluctuations in the second half of 2008, was 93.25% of target goals. Following these adjustments, corporate revenue attainment for the full year was 93.54% of target goals. Corporate EBITDA attainment for the full year, before adjustments for the special items described above, was 50.07% of target goals. Following these adjustments, corporate EBITDA attainment for the full year was 80.48% of target goals. The Compensation Committee determined that taking these adjustments into account in determining payout amounts was appropriate because the special items reflected macroeconomic conditions and accounting requirements over which Mr. Glaser had no control. In addition, the Compensation Committee determined that it was appropriate to recognize the efforts of Mr. Glaser in a difficult economic environment.

In 2008, Mr. Glaser earned performance-based cash incentive compensation based on full year performance as set forth in the table below.

Performance Metric	Payout Attainment(1)	Payout Amount

Corporate Revenue	61.27%	$153,164
Corporate EBITDA	70.72%	$176,792
Total Payout	65.99%	$329,956

(1)	Reflects discretionary adjustments to revenue and EBITDA results in the second half of 2008 approved by the Compensation Committee.

Of the $329,956 earned by Mr. Glaser as performance-based cash incentive compensation in 2008, $236,671 was paid to Mr. Glaser in the form of salary between January 1, 2008 and July 2008. After the Compensation Committee determined to set Mr. Glaser’s annual salary for 2008 at $1, the amount paid to Mr. Glaser as salary in excess of $1 was applied to Mr. Glaser’s performance-based cash incentive compensation payout at the time it was determined by the Compensation Committee in March 2009. The remaining $93,285 of Mr. Glaser’s 2008 performance-based cash incentive compensation was paid in March 2009.

In considering whether to grant additional equity compensation to our Chief Executive Officer in 2008, the Compensation Committee considered the effectiveness of providing additional equity compensation in situations where an executive has significant equity ownership, particularly in relation to the potential dilution that may result from such grants. In light of Mr. Glaser’s significant equity ownership, the Compensation Committee determined that the elements of Mr. Glaser’s compensation arrangements must be determined with reference to his significant ownership position so that his overall compensation is structured to provide effective incentives while addressing potential dilution concerns. The Compensation Committee concluded that Mr. Glaser had sufficient long-term incentive compensation through the CEO Incentive Plan and the return on the value of additional equity compensation did not outweigh the impact of increased dilution. Accordingly, the Compensation Committee did not grant additional equity compensation to Mr. Glaser in 2008.

In 2009, the Compensation Committee retained Buck Consultants, a human resources consulting firm (“Buck”), to provide analysis and recommendations with respect to the 2009 compensation of our Chief Executive Officer. As part of their compensation analysis, Buck utilized compensation data from a peer group of 14 companies (the “2009 CEO Peer Group”) as set forth below:

Avid Technologies, Inc.	Getty Images, Inc.*	Red Hat, Inc.	ValueClick, Inc.
CNET Networks, Inc.*	Interactive Data Corp.	Shutterfly Inc.	Vignette Corporation
F5 Networks, Inc.	Move Inc.	TiVo Inc.	WebMD Health Corp.
Gemstar-TV Guide International, Inc.*	Netflix, Inc.

*	acquired in 2008

Buck analyzed the total compensation for chief executive officers in the 2009 CEO Peer Group who had been employed in their positions for at least 12 months. In developing its recommendations, Buck considered compensation based on several market positions, some of which were below market median and some of which were above market median. Based on the Buck analysis, in April 2009 the Compensation Committee approved an annual base salary of $275,000 for Mr. Glaser effective January 1, 2009, which is approximately 50% of competitive market rates. Performance-based cash incentive compensation (the “2009 CEO Incentive Plan”) was approved in the amount of $550,000 for achievement of target goals at a level of 100%, which is approximately 100% of competitive market rates. Total target 2009 cash compensation for Mr. Glaser has been established below competitive market rates. The Compensation Committee also approved the reimbursement of private chartered aircraft expenses paid by Mr. Glaser for RealNetworks business travel up to a maximum of $500,000 in 2009. Due to challenging economic conditions, the Compensation Committee expects that Mr. Glaser will travel less frequently in 2009, and therefore it determined to reduce the reimbursement limit for private chartered aircraft expenses paid by Mr. Glaser for RealNetworks business travel by 50% of the reimbursement limit established for business travel in 2008. In making this adjustment, the Compensation Committee also acknowledged that in considering Mr. Glaser’s overall compensation, the reduction in the travel reimbursement limit was partially mitigated by an increase in Mr. Glaser’s 2009 annual base salary.

The target payout for Mr. Glaser under the 2009 CEO Incentive Plan is based equally on the achievement of RealNetworks’ annual consolidated revenue and EBITDA targets in 2009. Under the 2009 CEO Incentive Plan, Mr. Glaser may earn a maximum of $2,200,000 in performance-based cash incentive compensation in the event of over-achievement against target goals. No portion of the revenue-based payout will be earned if less than 90% of the revenue target is achieved. For achievement of the revenue target between 90%-100%, Mr. Glaser will earn between 70%-100% of the revenue-based payout calculated on a linear basis starting at a 70% payout for achievement of 90% of the revenue target up to a 100% payout for 100% achievement of the revenue target. For achievement of the revenue target between 100%-110%, Mr. Glaser will earn between 100%-200% of the revenue-based payout calculated on a linear basis starting at a 100% payout for achievement of 100% of the revenue target up to a 200% payout for 110% achievement of the revenue target. For achievement of the revenue target between 110%-120%, Mr. Glaser will earn between 200%-400% of the revenue-based payout calculated on a linear basis starting at a 200% payout for achievement of 110% of the revenue target up to a 400% payout for 120% achievement of the revenue target.

For achievement of the EBITDA target between 0%-100%, Mr. Glaser will earn between 0%-100% of the EBITDA-based payout calculated on a linear basis starting at 0% payout for achievement of 0% to a 100% payout for 100% achievement of the EBITDA target. For achievement of the EBITDA target between 100%-160%, Mr. Glaser will earn between 100%-200% of the EBITDA-based payout calculated on a linear basis starting at a 100% payout for achievement of 100% of the EBITDA target up to a 200% payout for 160% achievement of the EBITDA target. For achievement of the EBITDA target between 160%-200%, Mr. Glaser will earn between 200%-400% of the EBITDA-based payout calculated on a linear basis starting at 200% payout for achievement of 160% of the EBITDA target up to a 400% payout for 200% achievement of the EBITDA target. A summary of the payout mechanics of the 2009 CEO Incentive Plan is as follows:

Revenue		EBITDA
Attainment	Incentive Payout	Attainment	Incentive Payout

<90%	No payout	0% - 100%	0 - 100%
90% - 100%	70% - 100%	100% - 160%	100% - 200%
>100% - 110%	100% - 200%	160% - 200%	200% - 400%
>110% - 120%	200% - 400%

Compensation of Named Executive Officers Other than the Chief Executive Officer

For the fiscal year ended December 31, 2008, the principal components of compensation for our Named Executive Officers other than the Chief Executive Officer were:

•	Base salary;

•	Performance-based short-term cash incentive compensation through the 2008 Executive MBO Incentive Plan (the “2008 MBO Plan”);

•	Long-term equity incentive compensation;

•	Discretionary cash bonus awards; and

•	Benefits, including severance and change in control benefits.

The following table shows the allocation of various compensation elements as a percentage of total compensation for our Named Executive Officers other than the Chief Executive Officer in 2008. The equity compensation amounts are based on the fair market value on the grant date as determined in accordance with GAAP, excluding forfeiture assumptions, and do not represent actual compensation earned or received by the Named Executive Officer.

		Cash Bonus	Equity	All Other
Name and Principal Position	Base Salary	Awards	Compensation	Compensation

Michael Eggers Senior Vice President and Chief Financial Officer	37.4%	11.9%	50.2%		*
John Giamatteo Chief Operating Officer	24.9%	37.2%	37.8%		*
Robert Kimball Executive Vice President, Corporate Development and Law, General Counsel and Corporate Secretary	19.8%	52.4%	27.6%		*
Michael Lunsford Executive Vice President, Strategic Ventures	31.5%	34.1%	28.1%	6.3%

*	Less than 1%. Includes amounts matched under RealNetworks’ 401(k) plan and life insurance premiums.

Base Salary.  We provide Named Executive Officers and other employees with base salary to compensate them for services rendered to RealNetworks and to meet our objective of attracting and retaining executive talent needed to run our business. Base salaries provide a consistent cash flow to employees assuming acceptable levels of performance and ongoing employment. Base salaries for Named Executive Officers are determined for each executive based on position, responsibility, experience, overall company budgets and competitive market data. When determining base salaries, the Compensation Committee also considers other factors including the salaries established for comparable positions in companies in our industry and geographic region, salaries paid to executives at other companies with which we compete for comparable talent, the historical and comparative compensation levels of our executives and the executive’s performance in the preceding year. Base salaries are adjusted from time to time to recognize various levels of responsibility, individual performance, market conditions and internal equity issues, and base salary adjustments are at the discretion of the Compensation Committee.

In February 2008, the Compensation Committee approved the following merit-based increases in the annual base salaries of Messrs. Eggers, Giamatteo and Kimball as part of the annual executive performance evaluation process:

	Merit-Based
	Salary
Name	Increases (%)	Base Salary	Effective Date

Michael Eggers	10%	$291,500	February 2008
John Giamatteo	8%	$410,400	February 2008
Robert Kimball	10%	$330,000	February 2008

Salary increases in February 2008 for Messrs. Eggers, Giamatteo and Kimball were based on individual performance, base salary market levels and scope of responsibility.

In June 2008 and January 2009, the Compensation Committee approved the following merit-based increases in the annual base salaries of Messrs. Giamatteo, Kimball and Lunsford in connection with the promotions described below and the increased scope of their roles and responsibilities:

	Merit-Based
	Salary
Name	Increases (%)	Base Salary	Effective Date

John Giamatteo	6%	$435,000	June 2008
Robert Kimball	12%	$370,000	October 2008
Michael Lunsford	6%	$370,000	June 2008

•	Mr. Giamatteo. In June 2008, Mr. Giamatteo was promoted to Chief Operating Officer of RealNetworks. In connection with this promotion, the Compensation Committee approved a merit-based salary increase of approximately 6% in recognition of Mr. Giamatteo’s expanded role and responsibility for managing the overall business operations of RealNetworks. Effective upon his promotion, Mr. Giamatteo’s annual base salary was established at $435,000.

•	Mr. Kimball. In January 2009, Mr. Kimball was promoted to Executive Vice President, Corporate Development and Law, General Counsel and Corporate Secretary of RealNetworks. In connection with this promotion, the Compensation Committee approved a merit-based salary increase of approximately 12% in recognition of Mr. Kimball’s expanded role and responsibility for overseeing all corporate development and legal matters for RealNetworks. Effective October 1, 2008, Mr. Kimball’s annual base salary was established at $370,000. The Compensation Committee recognized that Mr. Kimball had assumed the increased responsibilities associated with his new role prior to the formal approval of his promotion, and therefore approved the annual base salary adjustment retroactive to October 1, 2008. The Compensation Committee also considered internal base salary data for other executive officers serving at the Executive Vice President level when establishing Mr. Kimball’s annual base salary in connection with his promotion.

•	Mr. Lunsford. In January 2008, Mr. Lunsford joined RealNetworks as Senior Strategic Advisor reporting to our Chief Executive Officer. At the commencement of Mr. Lunsford’s employment, the Compensation Committee established Mr. Lunsford’s annual base salary at $350,000. The Compensation Committee determined the amount of Mr. Lunsford’s annual base salary based on market levels for executives having similar roles and responsibilities and in recognition of his recent professional experience serving as a senior executive officer of Earthlink, Incorporated, a provider of communications services, including eight months serving as interim president and chief executive officer from November 2006 to June 2007.

In June 2008, Mr. Lunsford was promoted to Executive Vice President of Strategic Ventures of RealNetworks. In connection with this promotion, the Compensation Committee approved a merit-based salary increase of approximately 6% in recognition of Mr. Lunsford’s expanded role and responsibility for managing all of RealNetworks’ strategic venture businesses, including its music business. Effective upon his promotion, Mr. Lunsford’s annual base salary was established at $370,000.

The Compensation Committee recognizes that in light of overall economic conditions, RealNetworks must be prudent in how it utilizes resources and manages costs in order to ensure its long term success. Accordingly, for 2009, it has determined that merit-based adjustments in the annual base salaries of RealNetworks’ executive officers whose performance evaluation process typically occurs during the first quarter each year will be postponed and reassessed later in 2009. The Compensation Committee will base its reassessment on overall economic conditions and RealNetworks’ year-to-date performance.

Performance-based Cash Incentive Compensation.  In 2008, the Compensation Committee of the Board of Directors of RealNetworks approved the 2008 MBO Plan, a performance-based cash incentive plan that provides direct financial incentives in the form of semi-annual cash bonuses with the objective of promoting the achievement of corporate and/or divisional revenue and EBITDA target goals. Participants in the 2008 MBO Plan include the Named Executive Officers other than the Chief Executive Officer and Chief Financial Officer, as well as certain other officers and employees. The 2008 MBO Plan was designed to provide rewards for semi-annual financial results in 2008. Awards under the 2008 MBO Plan were paid semi-annually but were not automatic and were dependent on the achievement of identified goals and objectives. When designing the 2008 MBO Plan, the Compensation Committee determined that RealNetworks’ performance-based cash incentive program should have greater alignment with business unit performance for divisional and business unit leaders. As a result, the Compensation Committee approved new performance measures in the 2008 MBO Plan that emphasize business unit performance for divisional and business unit leaders in addition to overall corporate performance measures. Notwithstanding the performance and payout targets established under the 2008 MBO Plan, the Compensation Committee retained discretion to adjust performance and payout targets if certain factors warrant variation from the formula established under the 2008 MBO Plan, and may also increase, decrease or eliminate a participant’s award before it is paid. Under the 2008 MBO Plan, executive officers must be employed by RealNetworks as an officer on the first and last day of a quarter to be eligible to earn incentive compensation for that quarter. In addition, executive officers must be employed on the day payments are made in order to be eligible to receive payment, except in the case of death, disability or termination of employment by RealNetworks other than for cause.

Under the 2008 MBO Plan, no portion of the target payout is paid if less than 90% of the revenue target is achieved. For achievement of 90%-100% of the revenue target, participants are paid 40%-100% of the portion of the target payout based on achievement of the revenue target, and for achievement of over 100%-110% of the revenue target, participants are paid up to 160% of the target payout based on achievement of the revenue target. Payouts based on achievement of EBITDA targets will be paid out linearly from 0-100% with additional linear payouts up to a maximum of 160% for profitable units with revenue achievement at 100% or greater. There is no performance threshold for the EBITDA-based target payout, except in rare instances where the EBITDA target is a negative number.

A summary of the 2008 MBO Plan payout mechanics is as follows:

Revenue		EBITDA
Attainment	Incentive Payout	Attainment	Incentive Payout

<90%	No payout	0 - 100%	0 - 100%
90% - 100%	40% - 100%	>100% - 160%	Up to 160%
>100% - 110%	Up to 160%

Business targets for the 2008 MBO Plan were established at the beginning of the plan year and were derived from our strategic business plan. Revenue and EBITDA targets were established based on aggressive growth percentages year over year designed to align with the Compensation Committee’s philosophy to set stretch performance goals for executives, and accordingly, were generally considered difficult to achieve.

When determining the payout amounts under the 2008 MBO Plan for the second half of 2008, the Compensation Committee approved certain discretionary adjustments in corporate and divisional revenue and EBITDA results in connection with special items including (a) significant fluctuations in foreign currency in the second half of 2008, (b) the write-off of transaction-related costs associated with the separation of our games business from the parent company, which has been postponed and (c) losses associated with the decline in value of our goodwill and certain application service provider and other content agreements. The Compensation Committee determined that these adjustments were appropriate because the special items reflected macroeconomic conditions and accounting requirements over which the executives had no control. In addition, the Compensation Committee determined that it was appropriate to recognize our executives for their efforts in a difficult economic environment.

Under the 2008 MBO Plan, corporate revenue attainment in the second half of 2008 before adjustments related to foreign currency fluctuations was 87.9% of target goals. Following these adjustments, corporate revenue attainment in the second half of 2008 was 88.5% of target goals. While the minimum payout for revenue attainment under the 2008 MBO Plan is based on attainment of at least 90% of target goals, the Compensation Committee approved a payout attainment of 20% of the corporate revenue performance metric for executives whose performance-based compensation under the 2008 MBO Plan is based equally on corporate revenue and corporate EBITDA targets, including Mr. Kimball. The Compensation Committee agreed that a discretionary adjustment to corporate revenue attainment for these executives was appropriate because two out of our four business units exceeded 90% of their revenue targets in the second half of 2008 and because overall revenue attainment was very close to 90% of the corporate revenue target. Since the threshold payout associated with revenue attainment is established at 40% for an attainment level of 90% of the revenue goals under the 2008 MBO Plan, the Compensation Committee determined that a payout of 20% of the corporate revenue metric was appropriate recognition of the performance of these executives.

Under the 2008 MBO Plan, corporate EBITDA attainment in the second half of 2008, before adjustments related to the special items described above, was -7% of target goals. Following these adjustments, corporate EBITDA attainment was 48.59% of target goals. In addition, the Compensation Committee approved discretionary adjustments to Technology Products and Solutions (“TPS”) revenue, which is a component of Mr. Giamatteo’s performance-based cash incentive compensation, as a result of foreign currency fluctuations in the second half of 2008. Before these adjustments, TPS revenue attainment in the second half of 2008 was 90.5% of target goals. Following these adjustments, TPS revenue attainment in the second half of 2008 was 95.2% of target goals.

In addition, the Compensation Committee approved discretionary adjustments to EBITDA in the second half of 2008 for all business units in connection with the special items described above. Before these adjustments, EBITDA attainment in the second half of 2008 for the TPS and Media Software and Services (“MSS”) divisions, on which 25% of Mr. Giamatteo’s performance-based cash incentive compensation is based, was 22% and 70% of target goals, respectively. Following these adjustments, EBITDA attainment in the second half of 2008 for the TPS and MSS divisions was 69% and 78% of target goals, respectively. Before these adjustments, EBITDA attainment in the second half of 2008 for the Music division, on which 25% of Mr. Lunsford’s performance-based cash incentive compensation is based, was 119% of target goals. Following these adjustments, EBITDA attainment in the second half of 2008 for the Music division was 181% of target goals.

In 2008, Mr. Eggers participated in a separate discretionary cash bonus program, which is discussed further below, and was not eligible to participate in the 2008 MBO Plan. This separate program is designed to maintain appropriate independence for key control executives.

•	Mr. Giamatteo. Mr. Giamatteo serves as RealNetworks’ Chief Operating Officer, and this position entails more responsibility for strategic operating decisions and a greater direct influence on overall company performance than most executive positions. Therefore, Mr. Giamatteo has a greater percentage of his total compensation opportunity tied to short-term and long-term incentives than most executive officers.

In the first half of 2008, Mr. Giamatteo was eligible to earn a target of 100% of his annual base salary in performance-based cash incentive compensation under the 2008 MBO Plan based equally on the achievement of RealNetworks’ consolidated revenue and EBITDA targets and the revenue and EBITDA targets for the TPS division. In the first half of 2008, Mr. Giamatteo earned cash incentive compensation based on 100.14% achievement of corporate revenue targets, 126.07% achievement of corporate EBITDA targets, 97.27% achievement of revenue targets for the TPS division and 106.8% achievement of EBITDA targets for the TPS division, resulting in an incentive cash compensation payout of approximately 102.63% of the targeted payment for the measurement period.

In the second half of 2008, Mr. Giamatteo’s cash bonus opportunity pursuant to the 2008 MBO Plan was based equally on the achievement of RealNetworks’ consolidated revenue and EBIDTA targets and the revenue and EBITDA targets for the TPS and Media Software and Services (“MSS”) divisions. In the second half of 2008, Mr. Giamatteo earned cash incentive compensation based on 88.5% achievement of corporate revenue targets, 48.59% achievement of corporate EBITDA targets, 94.68% achievement of revenue for the TPS and MSS divisions and 71.8% achievement of EBITDA targets for the TPS and MSS divisions, resulting in an incentive cash compensation payout of 47.11% of the targeted payment for the measurement period. Mr. Giamatteo did not earn a corporate revenue-based payout in the second half of 2008. The achievement levels in the second half of 2008 reflect discretionary adjustments to consolidated revenue and EBITDA results as described above.

In 2008, Mr. Giamatteo earned performance-based cash incentive compensation under the 2008 MBO Plan as follows:

	First Half 2008	First Half 2008	Second Half 2008	Second Half 2008
Performance Metric	Payout Attainment	Payout Amount	Payout Attainment(1)	Payout Amount

Corporate Revenue	100.14%	$49,818	88.50%	$0
Corporate EBITDA	126.07%	$62,278	48.59%	$26,421
TPS Revenue	97.27%	$41,307	—	—
TPS EBITDA	106.8%	$49,400	—	—
TPS/MSS Revenue	—	—	94.68%	$37,002
TPS/MSS EBITDA	—	—	71.80%	$39,041
Overall Payout Attainment and Total Payout	102.63%	$202,803	47.11%	$102,464

(1)	Reflects discretionary adjustments to revenue and EBITDA results in the second half of 2008 approved by the Compensation Committee.

In each of 2007 and 2008, Mr. Giamatteo was eligible to participate in a separate performance-based cash incentive plan (the “TPS Incentive Plan”) under which he is eligible to earn up to $750,000 in each year based on the achievement of revenue targets for our WiderThan Co., Ltd. subsidiary and our TPS business that are generally considered difficult to achieve. Mr. Giamatteo may earn cash incentive compensation under this plan based on target performance ranging from 81% to 100% achievement against the established revenue targets, with proportionate payout of awards ranging from 5% to 100% depending on the achievement level. Amounts earned under the TPS Incentive Plan are paid semi-annually. The Compensation Committee has discretion to adjust performance and payout targets if certain factors warrant variation from the formula established under the TPS Incentive Plan. In 2008, Mr. Giamatteo earned cash incentive compensation under this plan at an achievement level of 88.6%, resulting in an award of performance-based cash incentive compensation to Mr. Giamatteo in the amount of $323,288. In calculating the payout of the award for performance in the second half of 2008, the Compensation Committee approved the application of the same foreign currency rate used in calculating the payout of the award for performance in the first half of 2008 due to significant fluctuations in the value of the Korean won compared to the U.S. dollar in the second half of 2008. The Compensation Committee agreed that this adjustment was appropriate because the shortfall in revenue attainment was attributable to foreign currency fluctuations over which Mr. Giamatteo had no control.

In 2008, Mr. Giamatteo earned performance-based cash incentive compensation under the TPS Incentive Plan as follows:

First Half 2008	First Half 2008	Second Half 2008	Second Half 2008
Payout Attainment	Payout Amount	Payout Attainment	Payout Amount

48%	$179,788	38%	$143,500

•	Mr. Kimball. In the first three quarters of 2008, Mr. Kimball was eligible to earn a target of 45% of his annual base salary in performance-based cash incentive compensation under the 2008 MBO Plan based equally on the achievement of consolidated revenue and EBITDA targets. Effective October 1, 2008, Mr. Kimball’s target bonus opportunity under the 2008 MBO Plan was increased to 75% of his annual base salary in connection with his promotion to Executive Vice President, Corporate Development and Law, General Counsel and Corporate Secretary. In the first half of 2008, Mr. Kimball earned cash incentive compensation under the 2008 MBO Program based on 100.14% achievement of corporate revenue targets and 126.07% achievement of EBITDA targets, resulting in a payout of approximately 113.46% of the targeted payment for the measurement period. In the second half of 2008, Mr. Kimball earned cash incentive compensation under the 2008 MBO Program based on 88.5% achievement of corporate revenue targets, and 48.59% achievement of corporate EBITDA targets, resulting in a payout of 34.3% of the targeted payment for the measurement period. The achievement levels in the second half of 2008 reflect discretionary adjustments to consolidated revenue and EBITDA results as described above.

In 2008, Mr. Kimball earned performance-based cash incentive compensation under the 2008 MBO Plan as follows:

	First Half 2008	First Half 2008	Second Half 2008	Second Half 2008
Performance Metric	Payout Attainment	Payout Amount	Payout Attainment(1)	Payout Amount

Corporate Revenue	100.14%	$35,738	88.50%	$10,650
Corporate EBITDA	126.07%	$44,675	48.59%	$25,874
Overall Payout Attainment and Total Payout	113.46%	$80,413	34.30%	$36,524

(1)	Reflects discretionary adjustments to revenue and EBITDA results in the second half of 2008 approved by the Compensation Committee.

•	Mr. Lunsford. Mr. Lunsford was eligible to earn a target of 45% of his annual base salary in performance-based cash incentive compensation under the 2008 MBO Program, as adjusted pro rata to his date of hire in January 2008. During the first half of 2008, Mr. Lunsford’s cash incentive compensation was based equally on the achievement of consolidated revenue and EBITDA targets. In the first half of 2008, Mr. Lunsford earned cash incentive compensation based on 100.14% achievement of corporate revenue targets and 126.07% achievement of corporate EBITDA targets, resulting in an incentive cash compensation payout of approximately 113.46% of the targeted payment for the measurement period. In the second half of 2008, Mr. Lunsford earned cash incentive compensation based on 88.5% achievement of corporate revenue targets, 48.59% achievement of corporate EBITDA targets, 84.41% achievement of revenue targets for the Music division and 144.8% achievement of EBITDA targets for the Music division, resulting in an incentive cash compensation payout of 37.15% of the targeted payment for the measurement period. Mr. Lunsford did not earn corporate or Music revenue-based payouts in the second half of 2008. The achievement levels in the second half of 2008 reflect discretionary adjustments to revenue and EBITDA results as described above.

In 2008, Mr. Lunsford earned performance-based cash incentive compensation under the 2008 MBO Plan as follows:

	First Half 2008	First Half 2008	Second Half 2008	Second Half 2008
Performance Metric	Payout Attainment	Payout Amount	Payout Attainment(1)	Payout Amount

Corporate Revenue	100.14%	$33,600	88.50%	$0
Corporate EBITDA	126.07%	$42,002	48.59%	$10,112
Music Revenue	—	—	84.41%	$0
Music EBITDA	—	—	144.80%	$20,813
Overall Payout Attainment and Total Payout	113.46%	$75,602	37.15%	$30,925

(1)	Reflects discretionary adjustments to revenue and EBITDA results in the second half of 2008 approved by the Compensation Committee.

In January 2009, the Compensation Committee of the Board of Directors of RealNetworks approved the 2009 Executive MBO Incentive Plan (the “2009 MBO Plan”). The 2009 MBO Plan is a performance-based cash incentive plan that pays cash awards to participants semi-annually based on the achievement of corporate and/or divisional revenue and EBITDA target goals as of the close of each calendar six-month period. Participants in the 2009 MBO Plan include the Named Executive Officers other than the Chief Executive Officer and the Chief Financial Officer, as well as certain other officers and employees of RealNetworks.

Under the 2009 MBO Plan, the target payout for Mr. Giamatteo is equal to 100% of his annual base salary, and the target payout for Messrs. Kimball and Lunsford is equal to 75% of their annual base salaries. Mr. Lunsford’s target payout was increased from 45% in connection with his promotion to Executive Vice President, Strategic Ventures in 2008. For Mr. Giamatteo, payout under the 2009 MBO Plan is based equally on the achievement of RealNetworks’ consolidated revenue and EBITDA targets and the revenue and EBITDA targets for the TPS and MSS divisions of RealNetworks. For Mr. Kimball, the target payout under the 2009 MBO Plan is based equally on the achievement of RealNetworks’ consolidated revenue and EBITDA targets. For Mr. Lunsford, the target payout under the 2009 MBO Plan is based equally on the achievement of RealNetworks’ consolidated revenue and EBITDA targets and the revenue and EBITDA targets for the Music business of RealNetworks.

In considering ranges for target performance and target payouts for executives participating in the 2009 MBO Plan, the Compensation Committee recognized that the broader economic conditions expected to be experienced during most, if not all, of 2009 would likely significantly impact RealNetworks’ business unit and overall corporate performance. Given this expected challenging macroeconomic environment, the Compensation Committee desired to establish ranges for target performance and target payouts that would incentivize our executives to continue to work hard throughout 2009 to achieve target performance, particularly since the Compensation Committee’s philosophy is to establish stretch goals for target performance. Accordingly, the Compensation Committee changed the ranges for target performance and target payouts under the 2009 MBO Plan to smooth out and increase the maximum target payouts over a broader range of target performance, to increase the minimum target payout if target performance is achieved and to lower the performance threshold at which a target payout is made with respect to the maximum EBITDA-based payout.

In light of these changes, for Messrs. Giamatteo, Kimball and Lunsford, no portion of the target payout based on revenue goals will be earned if less than 90% of the revenue target is achieved. For achievement of 90%-100% of the revenue target, each of Messrs. Giamatteo, Kimball and Lunsford will earn 70%-100% of the portion of the target payout based on the level of achievement of the revenue target. For achievement of 100%-110% of the revenue target, each of Messrs. Giamatteo, Kimball and Lunsford will earn between 100% and 130% of the target payout based on the level of achievement of the revenue target. For achievement of 110%-120% of the revenue target, each of Messrs. Giamatteo, Kimball and Lunsford will earn between 130% and 200% of the target payout based on the level of achievement of the revenue target. Target payouts to each of Messrs. Giamatteo, Kimball and Lunsford based on achievement of EBITDA targets will be earned linearly from 0-100%, with additional linear payouts up to a maximum of 200% for profitable units with revenue achievement of 90% or greater. There is no performance threshold for the EBITDA-based target payout, except in rare instances where the EBITDA target is a negative number.

Revenue		EBITDA
Attainment	Incentive Payout	Attainment	Incentive Payout

<90%	No payout	0 - 100%	0 - 100%
90% - 100%	70% - 100%	100% - 160%	100% - 160%
>100% - 110%	100% - 130%	>160% - 200%	160% - 200%
>110% - 120%	130% - 200%

Notwithstanding the performance and payout targets established under the 2009 MBO Plan, the Compensation Committee may in its discretion adjust performance and payout targets if certain factors warrant variation from the formula established under the 2009 MBO Plan, and may also increase, decrease or eliminate a participant’s award before it is paid. Under the 2009 MBO Plan, a participant must be employed in a position that is eligible to participate in the 2009 MBO Plan on the first and last day of a quarter to be eligible to earn incentive compensation under the 2009 MBO Plan for that quarter. In addition, executive officers must be employed on the last day of each six-month period and on the date payments are made in order to be eligible to receive payment under the 2009 MBO Plan, except in the case of death, disability or termination of employment by RealNetworks other than for cause.

Long-term Equity Incentive Compensation.  In keeping with RealNetworks’ philosophy of providing a total compensation package that includes at-risk components of pay, long-term incentives consisting of stock option grants and, in certain cases, restricted stock units, comprised a component of the total compensation of the Named Executive Officers other than the Chief Executive Officer in 2008. These incentives are designed to motivate and reward executives for maximizing shareholder value and encourage the long-term employment of key employees. When stock options and restricted stock units are granted to executive officers, the executives’ levels of responsibility, experience and breadth of knowledge, individual performance criteria, previous equity awards and the compensation practices at similarly situated companies in RealNetworks’ industry are considered in evaluating total compensation. The size of equity awards is generally intended to reflect an executive’s position with and contributions to RealNetworks, and as a result, the number of shares underlying stock options and restricted stock unit awards varies. The Compensation Committee based its determination of stock option awards for the Named Executive Officers other than the Chief Executive Officer on a combination of factors including individual performance, carried-interest equity ownership and competitive market factors. Options generally have a four year vesting period to encourage retention of key employees.

All of the stock option grants to executive officers have been made with exercise prices equal to the fair market value of our Common Stock on the dates of grant, and our officers are able to profit from their stock options only if the stock price appreciates from the value on the date the stock options were granted. The use of stock options and restricted stock units is intended to focus executives on the enhancement of shareholder value over the long-term, to encourage equity ownership in RealNetworks and to retain key executive talent.

In 2008, options to purchase a total of 942,500 shares of common stock and 362,499 restricted stock units were granted to the Named Executive Officers under the RealNetworks, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The amount and other details of the long-term equity compensation awards granted to the Named Executive Officers in 2008 are set forth in the “2008 Grants of Plan-Based Awards” table on page 28.

In February 2008, the Compensation Committee granted stock option and/or restricted stock unit awards to certain executive officers including Messrs. Eggers, Giamatteo and Kimball as part of the annual performance review process. Each executive officer was given a choice of receiving the award in the form of stock options, restricted stock units, or as a combination of stock options (50%) and restricted stock units (50%), which restricted stock units were adjusted based on a ratio of one restricted stock unit for every three stock options. The executive officers were offered this choice in order to provide an opportunity for diversification with respect to their long-term incentive compensation. The Compensation Committee approved the maximum grant sizes and choices that were offered to each executive officer. Mr. Eggers received an award of 58,333 restricted stock units, Mr. Giamatteo received an award of 33,333 restricted stock units and Mr. Kimball received awards of 22,500 restricted stock units and stock options for the purchase of 67,500 shares of common stock. The stock options and restricted stock units granted to Messrs. Eggers, Giamatteo and Kimball will vest in equal increments every six months over a four year period. The exercise price of the stock options granted to Mr. Kimball was equal to the closing price of RealNetworks common stock on the grant date.

In June 2008, Mr. Giamatteo was promoted to Chief Operating Officer and was awarded 208,333 restricted stock units and stock options for the purchase of 375,000 shares of common stock in connection with this promotion. The restricted stock units vest over a four year period with 16% vesting on June 24, 2009, an additional 24% vesting on June 24, 2010, an additional 12% vesting on each of December 24, 2010 and June 24, 2011, and an additional 18% vesting on each of December 24, 2011 and June 24, 2012. The stock options vest over a four year period with 20% vesting on each of December 24, 2010 and June 24, 2011, and 30% vesting on each of December 24, 2011 and June 24, 2012. The exercise price of the stock options granted to Mr. Giamatteo was equal to the closing price of RealNetworks common stock on the grant date.

In January 2008, Mr. Lunsford joined RealNetworks and was awarded stock options for the purchase of 500,000 shares of common stock that will vest over four years in connection with his offer of employment as Senior Strategic Advisor. The exercise price of the stock options granted to Mr. Lunsford was equal to the closing price of RealNetworks common stock on the grant date. In June 2008, Mr. Lunsford was promoted to Executive Vice President, Strategic Ventures and was awarded 40,000 restricted stock units in connection with this promotion. The restricted stock units vest over a four and a half year period.

In January 2009, Mr. Kimball was promoted to Executive Vice President, Corporate Development and Law, General Counsel and Corporate Secretary and was awarded stock options for the purchase of 130,000 shares of common stock in connection with this promotion. The stock options granted to Mr. Kimball will vest in equal increments every six months over a four year period. The exercise price of the stock options granted to Mr. Kimball was equal to the closing price of RealNetworks common stock on the effective date of the grant.

We do not have any program, plan or obligation that requires the granting of stock options or other equity awards to any executive officer on specified dates. All stock options are granted with exercise prices that are equal to the last sale price of our Common Stock as reported on the Nasdaq Stock Market on the respective date of grant. The Compensation Committee typically grants equity awards to corporate and executive officers at its scheduled meetings or by unanimous written consent. From time to time, the Compensation Committee may authorize the future grant of an equity award to a corporate or executive officer in advance of the commencement of such officer’s employment by RealNetworks or when offering a corporate or executive officer the option of electing to receive an equity award in the form of stock options, restricted stock units, or a combination of stock options or restricted stock units. When authorizing the future grant of an equity award in connection with an offer of employment, the Compensation Committee’s approval of the award is subject to and effective upon the employment of such officer by RealNetworks, and the exercise price of such stock option is equal to the last sale price of our common stock as reported on the Nasdaq Stock Market on the respective date of grant, which would be the first day of our employment of such officer. When authorizing the future grant of equity award(s) that contemplate the recipient electing to receive the award in the form of stock options, restricted stock units or a combination of both, the Compensation Committee will first approve the material terms of such award(s) and establish a future effective date for the grant of the award(s) in order to allow the award recipients time to make irrevocable elections specifying the type of award they are electing to receive. In this case, the exercise price of any stock options granted is equal to the last sale price of our common stock as reported on the Nasdaq Stock Market on the effective date of the grant. Stock options are typically granted to RealNetworks employees upon hire and in connection with annual performance evaluations. Pursuant to the terms of the 2005 Plan, the Board of Directors has delegated authority to each of our Chief Executive Officer, our Senior Vice President and Chief Financial Officer and our Executive Vice President, Corporate Development and Law, General Counsel and Corporate Secretary to grant awards under the Company’s 2005 Plan to employees who are not directors or officers of RealNetworks. These authorized officers typically approve stock option grants to designated employees who are not officers or Directors of

RealNetworks on a weekly basis. Awards of restricted stock units for designated employees who are not officers or Directors of RealNetworks are typically approved by the authorized officers on a quarterly basis.

Discretionary Cash Bonus Awards

•	Mr. Eggers. Mr. Eggers participates in a separate discretionary cash bonus program designed to maintain appropriate independence for key control executives. In 2008, discretionary cash bonus compensation for Mr. Eggers was targeted at 45% of annual base salary. Discretionary cash bonus payments are determined and paid semi-annually and are based on performance during each six-month measurement period. The Compensation Committee has the discretion to award cash bonuses that are greater than or less than the established target amount. In the first half of 2008, Mr. Eggers earned discretionary cash bonus compensation that resulted in a payout of 112.66% of the targeted payment based on his individual performance and contributions to the overall performance of RealNetworks during the measurement period. In the second half of 2008, Mr. Eggers earned discretionary cash bonus compensation that resulted in a payout of 33% of the targeted payment based on his individual performance and contributions to the overall performance of RealNetworks during the measurement period. The Compensation Committee determined that Mr. Eggers contributed equally to the financial success of RealNetworks in the first and second halves of 2008, as compared to executives who participated in the 2008 MBO Plan, and therefore should be comparably rewarded.

In 2008, Mr. Eggers earned discretionary cash bonus compensation as follows:

First Half 2008 Payout	First Half 2008	Second Half 2008 Payout	Second Half 2008
(% of Targeted Payment)	Payout ($)	(% of Targeted Payment)	Payout ($)

112.66%	$70,081	33%	$21,644

•	Mr. Kimball. In 2005, RealNetworks entered into agreements with Microsoft that resulted in payments of $761 million to RealNetworks in connection with the settlement of antitrust litigation and agreements relating to digital music and games. The Compensation Committee awarded special cash bonuses to certain executive officers of RealNetworks, including Mr. Kimball, in recognition of their efforts and leadership in resolving the antitrust litigation and establishing a collaborative relationship with Microsoft.

Pursuant to an agreement between RealNetworks and Mr. Kimball (the “Kimball Agreement”), Mr. Kimball was awarded a cash bonus in the aggregate amount of $3.25 million, of which $1 million was paid to Mr. Kimball in November 2005, $750,000 was paid to Mr. Kimball in two equal payments of $375,000 in each of May 2006 and November 2006, $750,000 was paid to Mr. Kimball in two equal payments of $375,000 in each of May 2007 and November 2007, and $750,000 was paid to Mr. Kimball in two equal payments of $375,000 in each of May 2008 and November 2008. If Mr. Kimball had voluntarily terminated his employment with RealNetworks or was involuntarily terminated by RealNetworks for Cause (as defined in the Kimball Agreement) prior to November 2008, he would not have been eligible to receive cash payments under the Kimball Agreement that were due after the date he ceased to be employed by RealNetworks. In the case of death or disability, Mr. Kimball or his heirs would have received all remaining payments under the Kimball Agreement within 30 days.

•	Mr. Lunsford. In connection with his acceptance of an offer of employment by RealNetworks as Senior Strategic Advisor in January 2008, Mr. Lunsford received a discretionary signing bonus in the amount of $217,500, half of which was paid within 30 days of the commencement of his employment with RealNetworks and half of which was paid six months later. In the event of Mr. Lunsford’s resignation or termination for cause within the first six months of the date of either payment, he would have been required to repay a pro rata portion of the signing bonus. The Compensation Committee generally includes signing bonuses as part of the compensation packages offered to new executives in order to further entice them to join RealNetworks and because it is a common practice among companies with which we compete for executive talent. Mr. Lunsford also received a relocation bonus in the amount of $40,000 in connection with his relocation to Seattle, Washington from Atlanta, Georgia.

Perquisites.  In connection with his promotion to Executive Vice President, Strategic Ventures in June 2008, and in order to help facilitate Mr. Lunsford’s relocation to Seattle, Washington, we agreed to provide protection against a loss on the sale of Mr. Lunsford’s residence in Atlanta, Georgia up to a maximum of $100,000. In calculating the amount of this reimbursement and the incremental cost to RealNetworks, each of RealNetworks and Mr. Lunsford obtained a separate appraisal of the subject property, and the average of the two appraisals provided the basis on which the reimbursement was calculated. The difference between the sale price and the average of the two appraisals was equal to $65,500 and constituted the amount reimbursed to Mr. Lunsford pursuant to this arrangement. Mr. Lunsford was also reimbursed for travel and lodging expenses in the amount of $1,100 in connection with his relocation.

Benefits.  Benefits are part of a competitive compensation package to attract and retain employees, including executives. Our executive officers are eligible to participate in all of our benefit programs. These programs include medical, dental, vision, group life and disability insurance, a medical reimbursement plan, a transportation subsidy and an employee stock purchase plan that permits employees to purchase RealNetworks stock at a 15% discount from the closing sale price of our Common Stock as reported on the Nasdaq Stock Market on the last trading day of each offering period.

Our employees, including the Named Executive Officers, are also eligible to participate in our 401(k) savings plan, a tax-qualified retirement savings plan pursuant to which all U.S. based employees are able to contribute the lesser of up to 50% of their cash compensation (including base salary, bonuses, commissions and overtime pay) or the limit prescribed by the Internal Revenue Service to the plan on a before-tax basis. RealNetworks will match 50% of the first 3% of pay that is contributed to the 401(k) savings plan. All employee contributions to the 401(k) savings plan are fully vested upon contribution. Matching contributions by RealNetworks become fully vested after three years.

Our executive officers participate in the benefit programs described above on the same basis as our other employees. We may offer other benefits to our employees and executive officers from time to time, including relocation packages and signing bonuses.

Since 2002, the imputed costs associated with the occupancy of vacant office space in our headquarters by the Glaser Progress Foundation, a charitable foundation of which Mr. Glaser is Trustee, and by Mr. Glaser’s personal assistant, have been reported as income to Mr. Glaser. Other than relocation reimbursement paid to Mr. Lunsford, there were no special benefits or perquisites provided to any other Named Executive Officer in 2008.

Severance and Change in Control Benefits.  It is our policy to request our executive officers, excluding Mr. Glaser, to provide a notice period of six months prior to voluntarily terminating their employment with RealNetworks for the purpose of transitioning responsibilities. The Compensation Committee believes that this is an important element of the executive compensation program, as it provides executive officers reasonable assurance of transitional employment support and it benefits RealNetworks by ensuring continuity during these transitions. In the event an executive officer provides six months’ notice prior to voluntarily terminating his or her employment, he or she will receive a severance payment equal to six months of such executive’s annual base salary, even if RealNetworks does not require the continued services of the executive officer for all or part of such six month notice period. In the event an executive officer provides notice of less than six months prior to voluntarily terminating his or her employment, he or she will receive a severance payment equal to the number of months’ notice provided, up to a maximum severance payment equal to six months of the executive’s annual base salary, even if RealNetworks does not require the continued services of the executive officer for all or part of such notice period. These severance payments are in addition to any base salary earned during these periods and are paid following the last day worked by an executive officer.

•	Mr. Kimball. In the event Mr. Kimball had resigned his position as a result of a material change in his job responsibilities, the relocation of his primary workplace by more than 15 miles, or the acquisition of RealNetworks by a third party, Mr. Kimball would have been entitled to receive all payments under the Kimball Agreement on his last day of employment. In the case of death or disability, Mr. Kimball or his heirs would have received all remaining payments under the Kimball agreement within 30 days.

•	Mr. Giamatteo. In July 2008, the Compensation Committee approved amended severance provisions for Mr. Giamatteo as part of the terms of his employment as Chief Operating Officer. In the event RealNetworks terminates the employment of Mr. Giamatteo without cause, RealNetworks will provide Mr. Giamatteo with twelve months’ notice, or it will pay Mr. Giamatteo his then-current base salary in lieu of notice through any remaining portion of the notice period.

Under our equity incentive plans, if we terminate the employment of a Named Executive Officer for any reason other than for cause, and any of such Named Executive Officer’s outstanding stock options or restricted stock units are not fully vested, the next vesting installment of such stock options or restricted stock units will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the option commenced or the last anniversary thereof, expressed in full months, provided that the Named Executive Officer executes and delivers a settlement agreement and release satisfactory to us on or before the date of such termination. If the employment of a Named Executive Officer terminates due to such executive officer’s death, any stock options or restricted stock units that are unvested as of the date of such executive officer’s death will fully vest on such date and may be exercised by the estate or legal representative of such executive officer for a period of one year following such date. The Compensation Committee has determined that all employees who hold stock options or restricted stock awards under our equity incentive plans are eligible for these benefits.

In addition, our employees and executive officers may be eligible to receive certain benefits with respect to outstanding awards granted under our equity incentive plans in the event of a change in control of RealNetworks. A change in control of a corporation is often accompanied by changes in the corporate culture and job losses due to redundancy, especially at the executive levels. If a change in control of RealNetworks were under consideration, we expect that our executives could be faced with personal uncertainties and distractions about how the transaction may affect their continued employment with us. By granting awards under our equity incentive plans that include change in control benefits before any such transaction is contemplated, we hope to focus our executives’ full attention and dedication to our shareholders’ best interests in the event of a threatened or pending change in control, and to encourage the executive to remain employed by RealNetworks through the completion of any such transaction. The change in control benefits with respect to outstanding awards granted under our equity incentive plans are further described in the section entitled “Change in Control Arrangements” on page 38.

Tax and Accounting Implications

Deductibility of Executive Compensation.  Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits the federal corporate income tax deduction for compensation paid by a public company to its Chief Executive Officer and certain other executive officers to $1 million in the year the compensation becomes taxable to the executive, unless the compensation is “performance-based compensation” or qualifies under certain other exceptions. The Compensation Committee seeks to balance its objective of ensuring an effective compensation package with the need to maximize the deductibility of executive compensation, and intends to qualify executive compensation for deductibility under Section 162(m) to the extent consistent with the best interests of RealNetworks. Since corporate objectives may not always be consistent with the requirements for full deductibility, it is conceivable that we may enter into compensation arrangements in the future under which payments are not deductible under Section 162(m). Deductibility will not be the sole factor used by the Compensation Committee in ascertaining appropriate levels or modes of compensation.

Accounting for Stock-Based Compensation.  RealNetworks accounts for stock-based compensation in accordance with the requirements of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period.

Pre-Set Diversification Plans

RealNetworks has authorized its executive officers to enter into pre-set diversification plans established according to Section 10b5-1 of the Securities Exchange Act of 1934, as amended, with an independent broker-dealer. These plans include specific instructions for the broker to exercise stock options and/or sell stock on behalf of the executive on a pre-determined schedule. The purpose of such plans is to enable executive officers to recognize the value of their compensation and diversify their holdings of RealNetworks common stock during periods in which the officer would otherwise be unable to buy or sell such stock because important information about RealNetworks had not been publicly released. As of April 20, 2009, two of the Named Executive Officers had such a plan.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2008 with RealNetworks’ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in RealNetworks’ annual report on Form 10-K and proxy statement relating to the 2009 annual meeting of shareholders.

The Compensation Committee
of the Board of Directors

Pradeep Jotwani, Chairman
Eric A. Benhamou
Jeremy Jaech

Summary Compensation Table

								Change in
								Pension
								Value and
								Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus		Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)(1)	($)(2)		($)(3)	($)(4)	($)(5)	($)	($)(8)	($)

Robert Glaser	2008	236,672	—		—	372,858	93,285	—	35,125	737,940
Chairman of the Board	2007	444,384	725,000		—	545,488	354,200	—	34,146	2,103,218
and Chief Executive	2006	400,000	2,175,000		—	821,456	325,000	—	35,747	3,757,203
Officer

Michael Eggers	2008	288,884	91,725		115,495	272,493	—	—	3,657	772,254
Senior Vice President,	2007	259,055	94,982		40,278	266,747	—	—	2,502	663,564
Chief Financial Officer	2006	224,423	144,284	(6)	5,738	158,273	—	—	2,858	535,576
and Treasurer

John Giamatteo	2008	420,172	—		228,778	409,472	628,555	—	3,736	1,690,713
Chief Operating Officer	2007	372,865	—		—	362,393	667,600	—	24,855	692,455
	2006	350,000	500,000		—	666,581	235,725	—	326	1,752,632

Robert Kimball	2008	327,038	750,000		172,774	283,485	116,937	—	3,684	1,653,918
Executive Vice President,	2007	296,433	835,725		163,687	293,763	18,225	—	61,766	1,669,599
Corporate Development	2006	225,625	857,089	(7)	9,451	147,855	—	—	5,777	1,245,797
and Law, General Counsel and Corporate Secretary

Michael Lunsford	2008	336,602	257,500		31,713	268,951	106,527	—	66,838	1,068,131
Executive Vice President,	2007	—	—		—	—	—	—	—	—
Strategic Ventures	2006	—	—		—	—	—	—	—	—

(1)	Of the $329,956 earned by Mr. Glaser as performance-based cash incentive compensation in 2008, $236,671 was paid to Mr. Glaser in the form of salary between January 1, 2008 and July 2008. After the Compensation Committee determined to set Mr. Glaser’s annual salary for 2008 at $1, the amount paid to Mr. Glaser as salary in excess of $1 was applied to Mr. Glaser’s performance-based cash incentive compensation payout at the time it was determined by the Compensation Committee in March 2009. The remaining $93,285 of Mr. Glaser’s 2008 performance-based cash incentive compensation was paid in March 2009. The amount shown for Mr. Lunsford for 2008 represents annual base salary earned from the commencement of his employment on January 28, 2008 through December 31, 2008. The amount shown for Mr. Glaser for 2007 includes $44,384 earned in 2007 as a result of a merit increase in salary awarded in April 2007 and paid retroactively in February 2008. The amount shown for Mr. Kimball for 2006 represents his annual base salary as adjusted to reflect a leave of absence in 2006.

(2)	The amounts reported in this column represent discretionary cash bonus awards. These discretionary cash bonus awards are discussed in further detail under “Compensation Discussion and Analysis” beginning on page 6.

(3)	The amounts reported in this column represent the compensation costs for financial reporting purposes for the year under FAS 123R, excluding adjustments relating to estimated forfeitures, rather than an amount paid to or realized by the executive officer for restricted stock units granted in and prior to 2008. For a discussion of valuation assumptions, see Note 2, “Stock-Based Compensation,” to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008.

(4)	The amounts reported in this column represent the compensation costs for financial reporting purposes for the year under FAS 123R, excluding adjustments relating to estimated forfeitures, rather than an amount paid to or realized by the executive officer for stock options granted in and prior to 2008. For a discussion of valuation assumptions, see Note 2, “Stock-Based Compensation,” to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008.

(5)	The amounts reported in this column represent cash incentive compensation which is based on performance in fiscal 2006, 2007 and 2008. Mr. Glaser’s cash incentive compensation for 2006 was determined by the Compensation Committee in March 2007 and was paid shortly thereafter, and for 2007, such compensation was determined by the Compensation Committee in April 2008 and paid shortly thereafter. Of the $329,956 earned by Mr. Glaser as performance-based cash incentive compensation in 2008, $236,671 was paid to Mr. Glaser in the form of salary between January 1, 2008 and July 2008. These payments were applied to Mr. Glaser’s performance-based cash incentive compensation payout at the time it was determined by the Compensation Committee in March 2009. The remaining $93,285 of Mr. Glaser’s 2008 performance-based cash incentive compensation was paid in March 2009. With respect to the named executive officers other than Mr. Glaser, cash incentive compensation was determined by the Compensation Committee (a) in July 2006 with respect to payments for the first half of 2006, (b) in January 2007 with respect to payments for the second half of 2006, (c) in August 2007 with respect to payments for the first half of 2007, (d) in February 2008 with respect to payments for the second half of 2007, (e) in August 2008 with respect to payments for the first half of 2008, and (f) in March 2009 with respect to payments for the second half of 2008, with payments made shortly after each such determination. This performance-based cash compensation is discussed in further detail under “Compensation Discussion and Analysis” beginning on page 6. The estimated possible threshold, target and maximum amounts for these awards are reflected in the “2008 Grants of Plan-Based Awards” table on page 28.

(6)	Includes $94,284 that was reported as non-equity incentive plan compensation in the proxy statement filed in connection with the 2007 annual meeting of shareholders. This amount was awarded as part of a discretionary bonus program.

(7)	Includes $107,089 that was reported as non-equity incentive plan compensation in the proxy statement filed in connection with the 2007 annual meeting of shareholders. This amount was awarded as part of a discretionary bonus program.

(8)	Amounts reported for 2006, 2007 and 2008 that represent “All Other Compensation” for each of the Named Executive Officers are described in the following table:

Detail of “All Other Compensation” in the Summary Compensation Table

		Company	Term Life	Tax Gross-Up	Taxable		Costs Associated
		Contribution	Insurance	Payment Related to	Relocation		With Personal Use
		401(k) Plan	Premium	Stock Awards	Costs		of Office Space	Total
Name	Year	($)(1)	($)	($)	($)		($)(2)	($)

Robert Glaser	2008	—	288	—	—		34,837	35,125
	2007	—	432	—	—		33,714	34,146
	2006	—	360	—	—		35,387	35,747

Michael Eggers	2008	3,450	207	—	—		—	3,657
	2007	2,223	279	—	—		—	2,502
	2006	2,625	215	—	—		—	2,840

John Giamatteo	2008	3,450	286	—			—	3,736
	2007	6,365	402	—	18,088	(3)	—	24,855
	2006	—	326	—	—		—	326

Robert Kimball	2008	3,450	234	—	—		—	3,684
	2007	5,610	320	55,836	—		—	61,766
	2006	5,530	247	—	—		—	5,777

Michael Lunsford	2008	—	238	—	66,600	(4)	—	66,838
	2007	—	—	—	—		—	—
	2006	—	—	—	—		—	—

(1)	Under RealNetworks’ 401(k) plan, RealNetworks matches 50% of the first 3% of pay that is contributed to the plan. Matching contributions by RealNetworks become fully vested after three years.

(2)	The amount reported in this column represents costs associated with the occupancy of office space in RealNetworks’ headquarters by the Glaser Progress Foundation, a charitable foundation of which Mr. Glaser is Trustee, and Mr. Glaser’s personal assistant. The cost per square foot of occupied space in RealNetworks’ headquarters was multiplied by the square footage of the office space occupied by the Glaser Progress Foundation and Mr. Glaser’s personal assistant to determine the costs associated with the occupancy of such office space.

(3)	The amount reported represents relocation expenses paid by RealNetworks in connection with Mr. Giamatteo’s relocation to Seattle, Washington, which expenses constitute taxable income to Mr. Giamatteo.

(4)	Of the amount reported, $65,500 represents reimbursement to Mr. Lunsford for the loss realized on the sale of his residence in Atlanta, Georgia in connection with his relocation to Seattle, Washington, pursuant to the terms of an employment offer letter between RealNetworks and Mr. Lunsford. In calculating the amount of this reimbursement and the incremental cost to RealNetworks, each of RealNetworks and Mr. Lunsford obtained a separate appraisal of the subject property, and the average of the two appraisals provided the basis on which the reimbursement was calculated. The difference between the sale price and the average of the two appraisals was equal to $65,500 and constituted the amount reimbursed to Mr. Lunsford pursuant to this arrangement. The remaining $1,100 reported for Mr. Lunsford represents taxable travel and lodging expense reimbursements associated with his relocation. These amounts constitute taxable income to Mr. Lunsford.

2008 Grants of Plan-Based Awards

									All Other	All Other
									Stock	Option		Grant
									Awards:	Awards:		Date Fair
			Estimated Possible Payouts			Estimated Future			Number	Number of	Exercise or	Value of
			Under Non-Equity Incentive			Payouts Under Equity			of Shares	Securities	Base Price	Stock and
			Plan Awards(1)			Incentive Plan Awards			of Stock	Underlying	of Option	Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	Date	($)	($)	($)	(#/sh)	(#/sh)	(#/sh)	(#)(2)	(#)(3)	($/sh)	($)(4)

Robert Glaser	—	—	200,000	500,000	2,000,000	—	—	—	—	—	—	—

Michael Eggers	02/22/08	02/07/08	—	—	—	—	—	—	58,333	—	—	350,581

John Giamatteo	02/22/08	02/07/08	83,020	415,100	751,160	—	—	—	33,333	—	—	200,331
	06/24/08	06/24/08	37,500	750,000	750,000				208,333	—	—	1,429,164
	06/24/08	06/24/08								375,000	6.86	1,033,688

Robert Kimball	02/22/08	02/07/08	35,475	177,375	283,800	—	—	—	22,500	—	—	157,768
	02/22/08	02/07/08								67,500	6.01	135,225

Michael Lunsford	02/05/08	02/05/08	29,997	149,885	239,815	—	—	—		500,000	6.09	1,184,200
	06/24/08	06/24/08							40,000	—	—	274,400

(1)	The amounts reported in this column represent the threshold, target and maximum amounts of annual performance-based cash incentive compensation that might have been paid to each Named Executive Officer for 2008 performance. Threshold, target and maximum amounts for Mr. Eggers are not presented because Mr. Eggers participated in a discretionary cash bonus program in lieu of a non-equity incentive plan in 2008. The actual amount paid for 2008 is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table on page 25. These awards are described in further detail under “Compensation Discussion and Analysis” beginning on page 6.

(2)	The amounts reported in this column represent restricted stock unit awards granted pursuant to the RealNetworks, Inc. 2005 Stock Incentive Plan. The restricted stock unit awards vest over a period of four years, with the exception of restricted stock units granted to Mr. Lunsford, which vest over a period of four and a half years. If a Named Executive Officer’s employment terminates for any reason other than death, upon a change of control, or upon the termination of employment by RealNetworks without cause (provided that the Named Executive Officer delivers a settlement agreement and release upon such termination), the unvested portion of the restricted stock units will not vest and all rights to the unvested portion will terminate. The restricted stock units are described in further detail under “Compensation Discussion and Analysis” beginning on page 6 and in the “Outstanding Equity Awards at December 31, 2008” table on page 29.

(3)	The amounts reported in this column represent stock options granted pursuant to the RealNetworks, Inc. 2005 Stock Incentive Plan. The stock options vest over a period of four years and expire seven years after the date of grant. The exercise price of the stock options is equal to the fair market value of RealNetworks’ Common Stock on the date of grant. If an executive officer terminates for any reason other than death, upon a change of control, or upon the termination of employment by RealNetworks without cause (provided that the Named Executive Officer delivers a settlement agreement and release upon such termination), the unvested portion of the stock options will not vest and all rights to the unvested portion will terminate. The stock options are described in further detail under “Compensation Discussion and Analysis” beginning on page 6 and in the “Outstanding Equity Awards at December 31, 2008” table on page 29.

(4)	The amounts reported in this column represent the compensation costs for financial reporting purposes under FAS 123R, excluding adjustments relating to estimated forfeitures, rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions, see Note 2, “Stock-Based Compensation,” to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of RealNetworks Common Stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following the exercise of the option do not include the option exercise price.

Outstanding Equity Awards at December 31, 2008

	Option Awards						Stock Awards
												Equity
												Incentive
				Equity							Equity	Plan
				Incentive							Incentive	Awards:
				Plan							Plan	Market or
				Awards:					Market		Awards:	Payout
	Number of	Number of		Number of					Value of		Number of	Value of
	Securities	Securities		Securities			Number of		Shares or		Unearned	Unearned
	Underlying	Underlying		Underlying			Shares or		Units of		Shares, Units	Shares, Units
	Unexercised	Unexercised		Unexercised	Option		Units of		Stock That		or Other	or Other
	Options	Options		Unearned	Exercise	Option	Stock That		Have Not		Rights That	Rights That
	(#)	(#)		Options	Price	Expiration	Have Not		Vested		Have Not	Have Not
Name	Exercisable	Unexercisable		(#)	($)	Date	Vested (#)		($)		Vested (#)	Vested ($)

Robert Glaser	375,000	125,000	(1)		8.00	11/04/12
	62,500	187,500	(2)		7.69	04/06/14

Michael Eggers	5,000	—		—	3.76	08/05/22	7,083	(3)	25,003	(5)
	25,000	—		—	6.12	07/24/23	51,041	(4)	180,175	(5)
	27,000	3,000	(6)	—	6.63	10/03/23
	12,000	2,000	(7)	—	5.75	02/11/24
	32,000	8,000	(8)	—	5.84	01/18/25
	35,000	—		—	7.22	08/31/21
	700	—		—	7.22	08/31/21
	62,500	37,500	(9)	—	8.53	02/14/13
	21,252	21,248	(10)	—	11.38	11/09/13
	50,625	84,375	(11)	—	7.69	04/06/14

John Giamatteo	525,000	225,000	(12)	—	5.07	06/20/12	29,166	(13)	102,956	(5)
	50,000	—		—	5.07	06/20/12	208,333	(14)	735,415	(5)
	25,000	75,000	(15)	—	6.49	09/18/14
	—	375,000	(16)		6.86	06/24/15

Robert Kimball	10,000	—		—	3.76	08/05/22	11,666	(3)	41,181	(5)
	10,000	—		—	3.23	01/27/23	19,687	(17)	69,495	(5)
	50,000	—		—	6.12	07/24/23
	40,000	10,000	(18)	—	5.84	01/18/25
	61,450	—		—	5.94	10/12/21
	200,000	—		—	7.22	08/31/21
	15,000	—		—	7.22	08/31/21
	40,000	—		—	7.22	08/31/21
	50,000	30,000	(19)	—	8.27	03/15/13
	35,000	35,000	(20)	—	11.38	11/09/13
	50,625	84,375	(11)	—	7.69	04/06/14
	18,750	56,250	(15)	—	6.49	09/18/14
	59,062	8,438	(21)		6.01	02/22/15

Michael Lunsford	—	500,000	(22)	—	6.09	02/05/15	40,000	(23)	141,200	(5)

(1)	The options vest and become exercisable as to 12.5% of the total grant on February 1, 2006 and upon the completion of each successive six months of employment until the options become fully vested and exercisable on August 1, 2009, subject to the recipient’s continued employment with RealNetworks.

(2)	The options vest and become exercisable in equal annual increments until they become fully vested on April 6, 2011, subject to the recipient’s continued employment with RealNetworks.

(3)	Represents restricted stock units that vest in two substantially equal installments on each of November 9, 2009 and November 9, 2010, subject to the recipient’s continued employed with RealNetworks.

(4)	Represents restricted stock units that vest in equal increments of 7,292 shares on February 22, 2009 and every six months thereafter until the restricted stock units become fully vested on February 22, 2012, subject to the recipient’s continued employment with RealNetworks.

(5)	Represents the closing price of a share of our common stock on December 31, 2008 ($3.53) multiplied by the number of shares or units that have not vested.

(6)	The options vest and become exercisable as to 10% of the total grant on March 29, 2004 and upon the completion of each successive six months of employment, with vesting adjusted in connection with a leave of absence. The options will become fully vested and exercisable on January 14, 2009, subject to the recipient’s continued employment with RealNetworks.

(7)	The options vest and become exercisable as to 10% of the total grant on August 11, 2004 and upon the completion of each successive six months of employment, with vesting adjusted in connection with a leave of absence. The options will become fully vested and exercisable on May 29, 2009, subject to the recipient’s continued employment with RealNetworks.

(8)	The options vest and become exercisable as to 10% of the total grant on February 1, 2005 and upon the completion of each successive six months of employment, with vesting adjusted in connection with a leave of absence. The options will become fully vested and exercisable on November 19, 2009, subject to the recipient’s continued employment with RealNetworks.

(9)	The options vest and become exercisable as to 12.5% of the total grant on August 14, 2006 and upon the completion of each successive six months of employment until the options become fully vested and exercisable on February 14, 2010, subject to the recipient’s continued employment with RealNetworks.

(10)	The options vest and become exercisable as to 12.5% of the total grant on May 9, 2007 and upon the completion of each successive six months of employment until the options become fully vested and exercisable on November 9, 2010, subject to the recipient’s continued employment with RealNetworks.

(11)	The options vest and become exercisable as to 12.5% of the total grant on October 6, 2007 and upon the completion of each successive six months of employment until the options become fully vested and exercisable on April 6, 2011, subject to the recipient’s continued employment with RealNetworks.

(12)	The options vest and become exercisable as to 30% of the total grant on December 20, 2006, and an additional 10% of the options will vest and become exercisable upon the completion of each successive six months of employment until the options become fully vested on June 20, 2010, subject to the recipient’s continued employed with RealNetworks.

(13)	Represents restricted stock units that vest in substantially equal increments of 4,167 shares on February 22, 2009 and every six months thereafter until the restricted stock units become fully vested on February 22, 2012, subject to the recipient’s continued employed with RealNetworks.

(14)	Represents restricted stock units that vest as to (i) 16% of the total grant on June 24, 2009, (ii) 24% of the total grant on June 24, 2010, (iii) 12% of the total grant on each of December 24, 2010 and June 24, 2011, and (iv) 18% of the total grant on each of December 24, 2011 and June 24, 2012, subject to the recipient’s continued employed with RealNetworks.

(15)	The options vest and become exercisable as to 12.5% of the total grant on March 18, 2008 and upon the completion of each successive six months of employment until the options become fully vested and exercisable on September 18, 2011, subject to the recipient’s continued employment with RealNetworks.

(16)	The options vest and become exercisable as to (i) 20% of the total grant on each of December 24, 2010 and June 24, 2011, and (ii) 30% of the total grant on each of December 24, 2011 and June 24, 2012, subject to the recipient’s continued employment with RealNetworks.

(17)	Represents restricted stock units that vest in substantially equal increments of 2,813 shares on February 22, 2009 and every six months thereafter until the restricted stock units become fully vested on February 22, 2012, subject to the recipient’s continued employed with RealNetworks.

(18)	The options vest and become exercisable as to 10% of the total grant on February 1, 2005 and upon the completion of each successive six months of employment, with vesting adjusted in connection with a leave of absence. The options will become fully vested and exercisable on September 16, 2009, subject to the recipient’s continued employment with RealNetworks.

(19)	The options vest and become exercisable as to 12.5% of the total grant on July 1, 2006 and upon the completion of each successive six months of employment, with vesting adjusted in connection with a leave of absence. The options will become fully vested and exercisable on February 16, 2010, subject to the recipient’s continued employment with RealNetworks.

(20)	The options vest and become exercisable as to 12.5% of the total grant on May 9, 2007 and upon the completion of each successive six months of employment until the options become fully vested and exercisable on November 9, 2010, subject to the recipient’s continued employment with RealNetworks.

(21)	The options vest and become exercisable as to 12.5% of the total grant on August 22, 2008 and upon the completion of each successive six months of employment until the options become fully vested and exercisable on February 22, 2012, subject to the recipient’s continued employment with RealNetworks.

(22)	The options vest and become exercisable as to (i) 25% of the total grant on January 28, 2009, and (ii) an additional 12.5% of the total grant upon the completion of each successive six months of employment until the options become fully vested and exercisable on January 28, 2012, subject to the recipient’s continued employment with RealNetworks.

(23)	Represents restricted stock units that vest in eight equal increments of 5,000 shares on June 24, 2009 and every six months thereafter until the restricted stock units become fully vested on December 24, 2012, subject to the recipient’s continued employed with RealNetworks.

2008 Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized
	Acquired on Exercise	Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)

Robert Glaser	—	—	—	—
Michael Eggers	—	—	10,834	64,587
John Giamatteo	—	—	4,167	28,002
Robert Kimball	30,000	125,730	8,646	44,569
Michael Lunsford	—	—	—	—

(1)	Represents the price at which the shares acquired upon exercise of the stock options were sold net of the exercise price associated with acquiring the shares.

(2)	Represents the number of shares vesting multiplied by the fair market value of RealNetworks Common Stock on the vesting date.

2008 Director Compensation Table

					Change in Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)	($)

Eric Benhamou(2)	64,000	—	145,513	—	—	—	209,513
Edward Bleier	40,000	—	145,513	—	—	—	185,513
James Breyer(3)	17,000	—	71,012	—	—	—	88,012
Robert Glaser(4)	—	—	—	—	—	—	—
Jeremy Jaech(5)	57,000	—	145,513	—	—	—	202,513
Pradeep Jotwani(6)	16,333		51,439				67,772
Jonathan Klein(7)	36,500	—	145,513	—	—	—	182,013
Kalpana Raina(8)	47,500	—	145,513	—	—	—	193,013

(1)	The amount reported in this column for each director represents the compensation costs for financial reporting purposes for 2008 under FAS 123R, excluding adjustments relating to estimated forfeitures, rather than an amount paid to or realized by the director, for outstanding stock options granted in and prior to 2008. The full FAS 123R grant date fair value of the equity award granted in 2008 to each of Messrs. Benhamou, Bleier, Jaech and Klein and Ms. Raina is $130,734. The full FAS 123R grant date fair value of the equity award granted in 2008 to Mr. Jotwani is $122,715. For a discussion of valuation assumptions, see Note 2, “Stock-Based Compensation,” to our Notes to Consolidated Financial Statements

included in our annual report on Form 10-K for the year ended December 31, 2008. See “2008 Summary Compensation Table” on page 25 for compensation costs related to outstanding stock options granted to Mr. Glaser, our Chief Executive Officer, in and prior to 2008.

(2)	Audit Committee Chair.

(3)	Mr. Breyer served as a director from January 1, 2008 to June 3, 2008. Amount reported in the “Fees Earned or Paid in Cash” column represents the value of shares of RealNetworks Common Stock issued to Mr. Breyer in lieu of director fees earned in fiscal year 2008. Mr. Breyer elected to receive 100% of his fiscal year 2008 director fees in shares of RealNetworks Common Stock. Mr. Breyer received 1,396 shares valued at $8,000 as compensation for Board service in the first quarter of 2008 and 1,363 shares valued at $9,000 as compensation for Board service in the second quarter of 2008.

(4)	See “2008 Summary Compensation Table” on page 25 for Mr. Glaser’s compensation for services provided as Chief Executive Officer. Mr. Glaser does not receive additional compensation for his service as a member of the Board of Directors.

(5)	Amount reported in the “Fees Earned or Paid in Cash” column represents the value of shares of RealNetworks Common Stock issued to Mr. Jaech in lieu of director fees earned in fiscal year 2008. Mr. Jaech elected to receive 100% of his fiscal year 2008 director fees in shares of RealNetworks Common Stock. Mr. Jaech received (a) 2,530 shares valued at $14,500 as compensation for Board service in the first quarter of 2008, (b) 2,500 shares valued at $16,500 as compensation for Board service in the second quarter of 2008, (c) 2,657 shares valued at $13,500 as compensation for Board service in the third quarter of 2008, and (d) 3,541 shares valued at $12,500 as compensation for Board service in the fourth quarter of 2008. Mr. Jaech served as the chairperson of the Compensation Committee in 2008.

(6)	Compensation Committee Chair. Mr. Jotwani has served as a director of RealNetworks since July 31, 2008.

(7)	Amount reported in the “Fees Earned or Paid in Cash” column represents the value of shares of RealNetworks Common Stock issued to Mr. Klein in lieu of director fees earned in fiscal year 2008. Mr. Klein elected receive 100% of his fiscal year 2008 director fees in shares of RealNetworks Common Stock. Mr. Klein received (a) 1,701 shares valued at $9,750 as compensation for Board service in the first quarter of 2008, (b) 1,628 shares valued at $10,750 as compensation for Board service in the second quarter of 2008, (c) 1,525 shares valued at $7,750 as compensation for Board service in the third quarter of 2008, and (d) 2,337 shares valued at $8,250 as compensation for Board service in the fourth quarter of 2008.

(8)	Nominating and Corporate Governance Committee Chair.

Compensation of Directors

Each director who is not an employee of RealNetworks (an “Outside Director”) is paid $5,000 per quarter for his or her services as a director. Outside Directors are also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, and (iii) $3,000 per quarter for serving as chairperson of the Audit Committee, $1,500 per quarter for serving as chairperson of the Compensation Committee and $750 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director receives $1,000 for participation in each meeting between such director and the Chief Executive Officer. Directors are also reimbursed for their reasonable expenses incurred in attending Board of Directors or Committee meetings.

Pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan (the “Director Plan”), a sub-plan administered under the RealNetworks, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), an Outside Director may make an irrevocable election prior to the commencement of each plan year to receive all or a portion of the cash compensation payable to such Outside Director for the coming year in shares of RealNetworks common stock. The number of shares issued to an Outside Director who has elected to receive all or a portion of his or her compensation in shares of RealNetworks common stock is determined by dividing the total fees to be paid in shares of RealNetworks common stock during a fiscal quarter, as elected by an Outside Director, by the fair market value of a share of RealNetworks common stock on the last trading day of such fiscal quarter, with cash paid in lieu of the issuance of fractional shares.

Outside Directors also receive stock options under the 2005 Plan. On the date an Outside Director is first appointed or elected to serve on the Board, he or she will be granted nonqualified stock options to purchase 45,000 shares of RealNetworks common stock that will become fully vested on the first anniversary of the grant date. Each Outside Director will also be granted nonqualified stock options to purchase 45,000 shares of RealNetworks common stock three business days following the date of each annual meeting of shareholders, provided that each such Outside Director has served on the Board for the preceding twelve months. These options will become fully vested on the first anniversary of the grant date.

Each option granted under the 2005 Plan has a maximum term of seven years and an exercise price equal to the fair market value of the shares subject to the option on the date of grant. If an optionee’s service on the Board of Directors is terminated due to his or her death, his or her outstanding options will immediately vest in full.

On June 6, 2008, Messrs. Benhamou, Bleier, Jaech, Klein and Ms. Raina were each granted an option to purchase 45,000 shares of Common Stock having an exercise price of $7.23 per share, and 100% of the shares subject to such options will vest on June 6, 2008. On July 31, 2008, Mr. Jotwani was granted an option to purchase 45,000 shares of Common Stock having an exercise price of $6.87 per share, and 100% of the shares subject to such options will vest on July 31, 2009.

2008 Potential Payments Upon Termination of Employment or Change-in-Control

The following table reflects the amount of compensation that would have been payable to each of the Named Executive Officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2008, the last business day of the 2008 fiscal year, and (2) the price per share of our common stock was $3.53, which was the closing market price on December 31, 2008.

		Before Change in	After Change in
		Control	Control
		Termination	Termination
		Without Cause or	Without Cause or	Voluntary			Change in
Name	Benefit	Good Reason	Good Reason(1)	Termination(2)	Death	Disability	Control(3)

Robert Glaser	Severance	—	—	—	—	—	—
	Bonus(4)	—	329,956	—	329,956	329,956	329,956
	Equity award vesting acceleration	—	—	—	—	—	—
Michael Eggers	Severance	—	—	145,750	—	—	—
	Bonus	—	21,644	—	21,644	21,644	21,644
	Equity award vesting acceleration	18,201	205,178	—	205,178	—	205,178
John Giamatteo	Severance	435,000 (5)	—	217,500	—	—	—
	Bonus	—	245,964	—	245,964	245,964	245,964
	Equity award vesting acceleration	101,726	838,371	—	838,371	—	838,371
Robert Kimball	Severance	—	—	165,000 (6)	—	—	—
	Bonus	—	36,524	—	36,524	36,524	36,524
	Equity award vesting acceleration	8,335	110,676	—	110,676	—	110,676
Michael Lunsford	Severance	—	—	185,000	—	—	—
	Bonus	—	30,925	—	30,925	30,925	30,925
	Equity award vesting acceleration	15,687	141,200	—	141,200	—	141,200

(1)	Assumes outstanding options and restricted stock units are substituted or assumed by a successor entity upon a change of control, and that acceleration of vesting occurs upon the termination of the employment of the Named Executive Officer. Also assumes that discretionary bonuses and cash incentive compensation earned under the 2008 MBO Plan are paid.

(2)	Assumes that the Named Executive Officer has provided a notice period of six months prior to voluntarily terminating his employment with RealNetworks.

(3)	Assumes outstanding options and restricted stock units are not substituted or assumed by a successor entity upon a change of control, and that vesting of outstanding awards is fully accelerated upon a change of control. Also assumes that the Named Executive Officer is employed by the successor entity on the payment date with respect to performance-based cash incentive and discretionary cash bonus compensation earned in 2008 but not paid on or before December 31, 2008.

(4)	Represents 100% of the performance-based cash incentive compensation earned by Mr. Glaser in 2008, of which $93,285 had not yet been paid to Mr. Glaser as of December 31, 2008.

(5)	Assumes payment of twelve months’ base salary in lieu of providing twelve months’ notice to Mr. Giamatteo prior to terminating his employment without cause.

(6)	Amount shown is based on an annual base salary of $330,000. In January 2009, the Compensation Committee increased Mr. Kimball’s annual base salary to $370,000, effective October 1, 2008.

Severance Payments

It is our policy to request certain executive officers, excluding Mr. Glaser, to provide a notice period of six months prior to voluntarily terminating their employment with RealNetworks for the purpose of transitioning responsibilities. In the event an executive officer provides six months’ notice prior to voluntarily terminating his employment, he will receive a severance payment equal to six months of such executive’s annual base salary, even if we do not require the continued services of the executive officer for all or part of such six month notice period. In the event an executive officer provides notice of less than six months prior to voluntarily terminating his employment, he will receive a severance payment equal to the number of months’ notice provided, up to a maximum severance payment equal to six months of the executive’s annual base salary, even if we do not require the continued services of the executive officer for all or part of such notice period. Severance payments are made following the last day worked by an executive officer. Severance amounts shown in the above table under the caption “Voluntary Termination” assume that each Named Executive Officer, excluding Mr. Glaser, has provided six months’ notice prior to voluntarily terminating his employment on December 31, 2008.

In July 2008, the Compensation Committee approved amended severance provisions for Mr. Giamatteo as part of the terms of his employment as Chief Operating Officer. In the event we terminate the employment of Mr. Giamatteo without cause, we will provide Mr. Giamatteo with twelve months’ notice, or it will pay Mr. Giamatteo his then-current base salary in lieu of notice through any remaining portion of the notice period.

Bonus Payments

If the employment of a Named Executive Officer had terminated on December 31, 2008 under any of the circumstances described in the above table other than voluntary termination or termination without cause or good reason before a change of control, such Named Executive Officer would have been entitled to receive the portion of the performance-based cash incentive or discretionary bonus compensation earned in 2008 but not paid as of December 31, 2008.

Acceleration of Vesting of Equity Awards

Termination by RealNetworks Other than for Cause.  If we terminate the employment of a Named Executive Officer for any reason other than for cause, and any of such Named Executive Officer’s outstanding stock options or restricted stock units are not fully vested, the next vesting installment of such stock options or restricted stock units will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the option commenced or the last anniversary thereof, expressed in full months, provided that the Named Executive Officer executes and delivers a settlement agreement and release satisfactory to us on or before the date of such termination.

Death of Executive Officer.  If the employment of a Named Executive Officer terminates due to such executive officer’s death, any stock options or restricted stock units that are unvested as of the date of such executive officer’s death will fully vest on such date and may be exercised by the estate or legal representative of such executive officer for a period of one year following such date, but not later than the expiration date of such stock options or restricted stock units.

Change in Control.  If stock options or restricted stock units granted to a Named Executive Officer under the RealNetworks, Inc. 2005 Stock Incentive Plan are continued, assumed, converted or substituted for on substantially the same terms and conditions immediately following a change in control and within 24 months after such change in control the executive officer’s employment is terminated by RealNetworks or its successor without cause or by the executive officer for good reason, all of the shares subject to the stock options or restricted stock units will be vested immediately, and such stock options may be exercised at any time within 24 months following such termination, but not later than the expiration date of the stock options. In addition, if such stock options or restricted stock units are not continued, assumed, converted or substituted for immediately following the change in control, all of the shares subject to the stock options or restricted stock units will vest immediately upon the change in control, and such stock options may be exercised at any time within 12 months thereafter.

In addition, stock options granted to a Named Executive Officer under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated, and the RealNetworks, Inc. 2000 Stock Option Plan, as amended (the “Plans”) will become exercisable in full in respect of the aggregate number of shares covered thereby in the event of a change of control of RealNetworks as further described in Item 12 of this report under the caption “Change-in-Control Arrangements.” The administrator of the Plans may, in its discretion, determine that outstanding options issued under the Plans will not become exercisable on an accelerated basis in connection with a change of control if our Board of Directors or the surviving or acquiring corporation, as the case may be, has taken action to provide for (a) the substitution of outstanding options granted under the Plans for equitable options in the surviving or acquiring corporation, (b) the assumption of such options by the surviving or acquiring corporation, or (c) the cash payment to each holder of an option of such amount as the plan administrator shall determine represents the then value of such options.

Compensation Committee Interlocks and Insider Participation

From January 1, 2008 to June 3, 2008, our Compensation Committee was composed of Messrs. Benhamou and Jaech and James Breyer, who previously served as a Class 2 director but did not stand for re-election at the 2008 annual meeting of shareholders. From June 4, 2008 to July 31, 2008, our Compensation Committee was composed of Messrs. Benhamou and Jaech. From August 1, 2008 to December 31, 2008, our Compensation Committee was composed of Messrs. Benhamou, Jaech and Jotwani. In 2008, no executive officer of RealNetworks served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of RealNetworks’ Board of Directors or Compensation Committee. In addition, no interlocking relationship existed between any member of our Compensation Committee and any member of the compensation committee of any other company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plans

As of December 31, 2008, we had awards outstanding under five equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan (the “1995 Plan”), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (the “1996 Plan”), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (the “2000 Plan”), the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (2005 Plan), and the RealNetworks, Inc. 2002 Director Stock Option Plan (the “2002 Plan”). In addition, the RealNetworks, Inc. 2007 Employee Stock Purchase Plan (the “2007 ESPP”) became effective on January 1, 2008. The 1995 Plan, 1996 Plan, 2002 Plan, 2005 Plan and 2007 ESPP have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders.

In 2005, our shareholders approved the 2005 Plan and upon this approval of the 2005 Plan, we terminated the 1995 Plan, the 1996 Plan, the 2000 Plan and the 2002 Plan. In 2007, our shareholders approved an amended and restated 2005 Plan, and upon this approval, we terminated the RealNetworks, Inc. Director Compensation Stock Plan. As a result of the termination of these Plans, all new equity awards will be issued under the 2005 Plan. In 2007, our shareholders also approved the RealNetworks, Inc. 2007 Employee Stock Purchase Plan. The initial offering period under the 2007 ESPP commenced on January 1, 2008.

The following table aggregates the data from our plans:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued upon	Weighted-average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(in 000’s)(a)	(b)	(in 000’s)(c)

Equity compensation plans approved by security holders	39,161	$7.39	7,712	(1)(2)
Equity compensation plans not approved by security holders	374	$9.90	—

Total	39,535	$7.41	7,712

(1)	On January 1, 2008, the 2007 ESPP became effective. Column (c) above excludes the 1,500,000 shares of the Company’s common stock that are authorized for issuance pursuant to the 2007 ESPP.

(2)	Includes shares available for future issuances pursuant to the Real Networks, Inc. 2007 Director Compensation Stock Plan (the “2007 Director Plan”), a sub-plan that operates and is administered under the 2005 Plan. Under the 2007 Director Plan, outside directors may elect to receive all or a portion of his or her quarterly director compensation in shares of the Company’s common stock in lieu of cash. Shares issued to directors under the 2007 Director Plan are issued from the shares reserved under the 2005 Plan.

Equity Compensation Plans Not Approved By Security Holders.  The Board of Directors adopted the 2000 Plan to enable the grant of nonqualified stock options to employees and consultants of RealNetworks and its subsidiaries who are not otherwise officers or directors of RealNetworks. The 2000 Plan has not been approved by our shareholders. The Compensation Committee of the Board of Directors is the administrator of the 2000 Plan, and as such determines all matters relating to options granted under the 2000 Plan. Nonqualified stock options granted pursuant to the 2000 Plan were granted with exercise prices equal to the fair market value of our common stock on the date of grant and typically vest over five years as determined by the Compensation Committee or pursuant to delegated authority as provided in the 2000 Plan. In June 2005, the 2000 Plan was terminated and the remaining available shares were transferred to the 2005 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 20, 2009, information regarding beneficial ownership of our common stock by (a) each person known to RealNetworks to be the beneficial owner of more than five percent of RealNetworks’ outstanding common stock, (b) each director, (c) our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers serving as executive officers at the end of fiscal year 2008, and (d) all of our executive officers and directors as a group. Percentage of beneficial ownership is based on 134,418,311 shares outstanding as of April 20, 2009. The mailing address for each named executive officer and director in the table below is c/o RealNetworks, Inc., 2601 Elliott Avenue, Suite 1000, Seattle, Washington 98121.

	Number of
	Shares of Common	Percentage of
	Stock Beneficially	Common Stock
Name of Beneficial Owner	Owned(1)	Outstanding

Robert Glaser(2)	51,909,662	38.5%
Royce & Associates, LLC(3)	8,581,915	6.4
Dimensional Fund Advisors LP(4)	8,693,508	6.5
Eric A. Benhamou(5)	277,920	*
Edward Bleier(6)	405,000	*
Jeremy Jaech(7)	220,205	*
Pradeep Jotwani	0	*
Jonathan D. Klein(8)	307,204	*
Kalpana Raina(9)	317,343	*
Michael Eggers(10)	320,954	*
John Giamatteo(11)	618,630	*
Robert Kimball(12)	686,364	*
Michael Lunsford(13)	125,000	*
All directors and executive officers as a group (14 persons)(14)	55,780,158	40.2%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the beneficial owner exercises voting or investment power. Shares of our common stock subject to options currently exercisable or exercisable within 60 days of April 20, 2009 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by such persons, that the persons named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

(2)	Includes 1,836,405 shares of common stock owned by the Glaser Progress Foundation, of which Mr. Glaser is trustee. Mr. Glaser disclaims beneficial ownership of these shares. Also includes 562,500 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2009.

(3)	Information is based on a Schedule 13G/A filed with the SEC on January 30, 2009 by Royce & Associates, LLC (“Royce”). Royce reported that as of December 31, 2008, it beneficially owned an aggregate of 8,581,915 shares of common stock and that its address is 1414 Avenue of the Americas, New York, New York 10019.

(4)	Information is based on a Schedule 13G filed with the SEC on February 9, 2009 by Dimensional Fund Advisors LP (“Dimensional”). Dimensional reported that as of December 31, 2008, it beneficially owned an aggregate of 8,693,508 shares of common stock and that its address is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. While Dimensional possesses investment and/or voting power over these shares and therefore may be deemed to be the beneficial owner of such shares, Dimensional disclaims beneficial ownership of these shares.

(5)	Includes 32,920 shares of common stock owned by the Eric and Illeana Benhamou Living Trust. Also includes 245,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2009.

(6)	Includes 405,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2009.

(7)	Includes 215,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2009.

(8)	Includes 280,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2009.

(9)	Includes 315,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2009.

(10)	Includes 314,764 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2009.

(11)	Includes 612,500 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2009.

(12)	Includes 663,951 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2009.

(13)	Includes 125,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2009.

(14)	Includes an aggregate of 4,330,590 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2009.

Change-in-Control Arrangements

RealNetworks 2005 Stock Incentive Plan.  The Compensation Committee of the Board of Directors may determine at the time an award is granted under the 2005 Stock Incentive Plan (the “2005 Plan”) that, upon a “Change of Control” of RealNetworks (as that term may be defined in the agreement evidencing an award), (a) options and stock appreciation rights outstanding as of the date of the Change of Control immediately vest and become fully exercisable or may be cancelled and terminated without payment therefor if the fair market value of one share of our common stock as of the date of the Change of Control is less than the per share option exercise price or stock appreciation right grant price, (b) restrictions and deferral limitations on restricted stock awards lapse and the restricted stock becomes free of all restrictions and limitations and becomes fully vested, (c) performance awards shall be considered to be earned and payable (either in full or pro rata based on the portion of performance period completed as of the date of the Change of Control), and any deferral or other restriction shall lapse and such performance awards shall be immediately settled or distributed, (d) the restrictions and deferral limitations and other conditions applicable to any other stock unit awards or any other awards shall lapse, and such other stock unit awards or such other awards shall become free of all restrictions, limitations or conditions and become fully vested and transferable to the full extent of the original grant, and (e) such other additional benefits as the Compensation Committee deems appropriate shall apply, subject in each case to any terms and conditions contained in the agreement evidencing such award.

For purposes of the 2005 Plan, a “Change of Control” shall mean an event described in an agreement evidencing an award or such other event as determined in the sole discretion of our Board. The Compensation Committee may determine that, upon the occurrence of a Change of Control of RealNetworks, each option and stock appreciation right outstanding shall terminate within a specified number of days after notice to the participant, and/or that each participant shall receive, with respect to each share of our common stock subject to such option or stock appreciation right, an amount equal to the excess of the fair market value of such share immediately prior to the occurrence of such Change of Control over the exercise price per share of such option and/or stock appreciation right; such amount to be payable in cash, in one or more kinds of stock or property, or in a combination thereof, as the Committee, in its discretion, shall determine.

If in the event of a Change of Control the successor company assumes or substitutes for an option, stock appreciation right, share of restricted stock or other stock unit award, then such outstanding option, stock appreciation right, share of restricted stock or other stock unit award shall not be accelerated as described above. An option, stock appreciation right, share of restricted stock or other stock unit award shall be considered assumed or substituted for if following the Change of Control the award confers the right to purchase or receive, for each share subject to the option, stock appreciation right, restricted stock award or other stock unit award immediately prior to the Change of Control, the consideration received in the transaction constituting a Change of Control by holders of shares for each share held on the effective date of such transaction; provided, however, that if such consideration received in the transaction constituting a Change of Control is not solely common stock of the successor company, the Committee may, with the consent of the successor company, provide that the consideration to be received upon the exercise or vesting of an option, stock appreciation right, restricted stock award or other stock unit award, for each share subject thereto, will be solely common stock of the successor company substantially equal in fair market value to the per share consideration received by holders of shares in the transaction constituting a Change of Control. Notwithstanding the foregoing, on such terms and conditions as may be set forth in the agreement evidencing an award, in the event of a termination of a participant’s employment in such successor company within a specified time period following such Change of Control, each award held by such participant at the time of the Change of Control shall be accelerated as described above.

RealNetworks 1996 Stock Option Plan, 2000 Stock Option Plan and 2002 Director Stock Option Plan.  Under RealNetworks’ 1996 Stock Option Plan, 2000 Stock Option Plan and 2002 Director Stock Option Plan, as any of such plans have been amended and restated (the “Plans”), each outstanding option issued under the Plans will become exercisable in full in respect of the aggregate number of shares covered thereby in the event of:

•	any merger, consolidation or binding share exchange pursuant to which shares of our common stock are changed or converted into or exchanged for cash, securities or other property, other than any such transaction in which the persons who hold our common stock immediately prior to the transaction have immediately following the transaction the same proportionate ownership of the common stock of, and the same voting power with respect to, the surviving corporation;

•	any merger, consolidation or binding share exchange in which the persons who hold our common stock immediately prior to the transaction have immediately following the transaction less than a majority of the combined voting power of our outstanding capital stock ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors;

•	any liquidation or dissolution of RealNetworks;

•	any sale, lease, exchange or other transfer not in the ordinary course of business (in one transaction or a series of related transactions) of all, or substantially all, of the assets of RealNetworks; or

•	any transaction (or series of related transactions), consummated without the approval or recommendation of the Board of Directors, in which (i) any person, corporation or other entity (excluding RealNetworks and any employee benefit plan sponsored by RealNetworks) purchases any our common stock (or securities convertible into our common stock) for cash, securities or any other consideration pursuant to a tender offer or exchange offer, or (ii) any person, corporation or other entity (excluding RealNetworks and any employee benefit plan sponsored by RealNetworks) becomes the direct or indirect beneficial owner of securities of RealNetworks representing fifty percent (50%) or more of the combined voting power of the then outstanding securities of RealNetworks ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors.

Except as otherwise provided in an agreement evidencing an award under the Plans, the administrator of the Plans may, in its discretion, determine that outstanding options issued under the Plans will not become exercisable on an accelerated basis in connection with any of the transactions described above if our Board of Directors or the surviving or acquiring corporation, as the case may be, has taken action to provide for (a) the substitution of outstanding options granted under the Plans for equitable options in the surviving or acquiring corporation, (b) the assumption of such options by the surviving or acquiring corporation, or (c) the cash payment to each holder of an option of such amount as the plan administrator shall determine represents the then value of such options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures With Respect to Related Person Transactions

It is our policy not to enter into any related person transaction unless the Audit Committee of the Board of Directors reviews and approves such transaction in accordance with guidelines set forth in the RealNetworks, Inc. Policy Regarding Related Party Transactions, or the transaction is approved by a majority of our disinterested directors. In reviewing and approving any related person transaction, the Audit Committee will satisfy itself that it has been fully informed as to the related person’s relationship and interest including all material facts of the proposed transaction, and determine that the transaction is fair to RealNetworks.

All related person transactions of which our management is aware will be disclosed to the Audit Committee. At least annually, management will elicit information from our executive officers and directors as to existing and potential related person transactions, and will seek to obtain such information from 5% shareholders who do not file reports with the SEC on Schedule 13G. An executive officer or director will promptly inform the Chairman of the Audit Committee when the officer or director becomes aware of a potential related person transaction in which the officer or director would be a related person.

Certain Relationships and Related Transactions

Under a voting agreement (the “Voting Agreement”) entered into in September 1997 among RealNetworks, Accel IV, L.P. (“Accel IV”), Mitchell Kapor, Bruce Jacobsen and Robert Glaser, each of Accel IV and Messrs. Jacobsen and Kapor have agreed to vote all shares of stock of RealNetworks owned by them to elect Mr. Glaser to our Board of Directors in each election in which he is a nominee. The obligations under the Voting Agreement terminate with respect to shares transferred by the parties when such shares are transferred. The Voting Agreement terminates on the death of Mr. Glaser.

Pursuant to the terms of an agreement entered into in September 1997 between RealNetworks and Mr. Glaser, RealNetworks has agreed to use its best efforts to nominate, elect and not remove Mr. Glaser from the Board of Directors so long as Mr. Glaser owns a specified number of shares of our common stock.

Director Independence

Our Board of Directors has determined that all of our directors, other than Mr. Glaser, are independent under the Nasdaq listing standards and the applicable rules promulgated by the SEC. Applying these same rules, our Board has determined that all members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent.

Item 14.	Principal Accountant Fees and Services

Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP, an independent registered public accounting firm, for the audit of our annual financial statements for 2007 and 2008, and fees billed for other services rendered by KPMG LLP.

	2007	2008

Audit Fees(1)	$2,300,682	$3,200,088
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$2,300,682	$3,200,088

(1)	Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal years ended December 31, 2007 and 2008, reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q during the 2007 and 2008 fiscal years, Sarbanes-Oxley Section 404 attestation services and statutory audits for subsidiaries of RealNetworks.

Pre-Approval Policies and Procedures

The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved certain specified audit and non-audit services to be provided by KPMG LLP for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2007 and 2008, the Audit Committee approved all fees of KPMG LLP identified in the above table in accordance with SEC requirements.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements

The consolidated financial statements of RealNetworks, Inc. and subsidiaries previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008.

(a)(2) Financial Statements Schedules

All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3) Index to Exhibits

Exhibit
Number		Description

2.1		Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
2.2		Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)
3.1		Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2		Amended and Restated Bylaws adopted April 24, 2007 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007)
4.1		Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)
4.2		Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)
10	.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)
10	.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.3†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.4†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10	.5†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.6†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.7†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.8†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007)

Exhibit
Number		Description

10	.9†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)
10	.10†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective June 25, 2007 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2007)
10	.11†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10	.12†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10	.13†	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)
10	.14†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.15		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.16		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10	.17†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)
10	.18†	Offer Letter dated July 1, 2008 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)
10	.19†	Offer Letter dated September 18, 2003 between RealNetworks, Inc. and Dan Sheeran (incorporated by reference from Exhibit 10.18 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2005)
10	.20†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.21†**	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball
10	.22†	Agreement dated February 1, 2006 between RealNetworks, Inc. and Rob Glaser (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006)
10	.23†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.22 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.24†	Form of MBO Plan Document under the Real Networks, Inc. 2008 Executive Compensation Program (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)

Exhibit
Number		Description

10	.25†	Form of MBO Plan Document under the RealNetworks, Inc. 2008 Chief Executive Officer Compensation Program (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)
10	.26†**	Form of MBO Plan Document under the RealNetworks, Inc. 2009 Executive Compensation Program
10	.27*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.28*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10	.29*	Limited Liability Company Agreement of Rhapsody America LLC dated as of August 20, 2007 among RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10.30		Stockholder Agreement by and between Viacom International Inc. and RealNetworks, Inc. dated as of August 20, 2007 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10.31		Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford
10.32		Offer Letter dated June 24, 2008 between RealNetworks, Inc. and Michael Lunsford
14.1		RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)
21	.1**	Subsidiaries of RealNetworks, Inc.
23	.1**	Consent of KPMG LLP
24	.1**	Power of Attorney (included on signature page).
31.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**	Previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 30, 2009.

REALNETWORKS, INC.

By:	/s/ ROBERT GLASER
Robert Glaser
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on April 30, 2009.

Signature	Title

/s/ ROBERT GLASER Robert Glaser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL EGGERS Michael Eggers	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Director

* Edward Bleier	Director

/s/ JEREMY JAECH Jeremy Jaech	Director

/s/ PRADEEP JOTWANI Pradeep Jotwani	Director

/s/ JONATHAN D. KLEIN Jonathan D. Klein	Director

/s/ KALPANA RAINA Kalpana Raina	Director

*	Signed by Michael Eggers, attorney-in-fact.

Exhibit Index

Exhibit
Number		Description

2.1		Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
2.2		Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)
3.1		Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2		Amended and Restated Bylaws adopted April 24, 2007 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007)
4.1		Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)
4.2		Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)
10	.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)
10	.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.3†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.4†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10	.5†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.6†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.7†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.8†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007)

Exhibit
Number		Description

10	.9†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)
10	.10†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective June 25, 2007 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2007)
10	.11†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10	.12†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.13		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)
10	.14†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.15		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.16		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10	.17†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)
10	.18†	Offer Letter dated July 1, 2008 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)
10	.19†	Offer Letter dated September 18, 2003 between RealNetworks, Inc. and Dan Sheeran (incorporated by reference from Exhibit 10.18 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2005)
10	.20†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.21†**	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball
10	.22†	Agreement dated February 1, 2006 between RealNetworks, Inc. and Rob Glaser (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006)
10	.23†	Agreement dated November 30, 2005 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.22 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.24†	Form of MBO Plan Document under the Real Networks, Inc. 2008 Executive Compensation Program (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)

Exhibit
Number		Description

10	.25†	Form of MBO Plan Document under the RealNetworks, Inc. 2008 Chief Executive Officer Compensation Program (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)
10	.26†**	Form of MBO Plan Document under the RealNetworks, Inc. 2009 Executive Compensation Program
10	.27*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.28*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10	.29*	Limited Liability Company Agreement of Rhapsody America LLC dated as of August 20, 2007 among RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10.30		Stockholder Agreement by and between Viacom International Inc. and RealNetworks, Inc. dated as of August 20, 2007 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10.31		Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford
10.32		Offer Letter dated June 24, 2008 between RealNetworks, Inc. and Michael Lunsford
14.1		RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)
21	.1**	Subsidiaries of RealNetworks, Inc.
23	.1**	Consent of KPMG LLP
24	.1**	Power of Attorney (included on signature page).
31.1		Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**	Previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008.