Form 10-Q
period 2009-03-31
REALNETWORKS INC
filed 2009-05-11
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of April 30, 2009 was 134,420,761.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$211,709	$232,968
Short-term investments	164,785	137,766
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	61,837	70,201
Deferred costs, current portion	6,948	4,026
Prepaid expenses and other current assets	31,004	34,599

Total current assets	476,283	479,560

Equipment, software, and leasehold improvements, at cost:
Equipment and software	138,004	135,788
Leasehold improvements	30,758	30,719

Total equipment, software, and leasehold improvements, at cost	168,762	166,507
Less accumulated depreciation and amortization	107,913	103,500

Net equipment, software, and leasehold improvements	60,849	63,007
Restricted cash equivalents and investments	14,767	14,742
Equity investments	18,754	18,582
Other assets	3,992	3,775
Deferred costs, non-current portion	6,854	6,120
Deferred tax assets, net, non-current portion	8,980	9,236
Other intangible assets, net	15,747	18,727
Goodwill	170,618	175,264

Total assets	$776,844	$789,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,540	$36,575
Accrued and other liabilities	111,679	118,688
Deferred revenue, current portion	39,421	39,835
Related party payable	7,598	13,155
Accrued loss on excess office facilities, current portion	4,251	4,317

Total current liabilities	211,489	212,570
Deferred revenue, non-current portion	2,087	1,961
Accrued loss on excess office facilities, non-current portion	1,909	2,893
Deferred rent	4,589	4,614
Deferred tax liabilities, net, non-current portion	866	1,379
Other long-term liabilities	11,521	11,660

Total liabilities	232,461	235,077

Noncontrolling interest in Rhapsody America	5,427	378
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 134,414 shares in 2009 and 134,354 shares in 2008	134	134
Additional paid-in capital	650,050	642,705
Accumulated other comprehensive loss	(58,540)	(48,729)
Retained deficit	(52,688)	(40,552)

Total shareholders’ equity	538,956	553,558

Total liabilities and shareholders’ equity	$776,844	$789,013

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended
	March 31,
	2009	2008

Net revenue (A)	$140,773	$147,563
Cost of revenue (B)	56,021	55,393

Gross profit	84,752	92,170

Operating expenses:
Research and development	28,559	25,006
Sales and marketing	43,685	53,596
Advertising with related party	7,423	7,340
General and administrative	22,831	17,084
Restructuring and other charges	794	686

Total operating expenses, net	103,292	103,712

Operating loss	(18,540)	(11,542)

Other income (expenses):
Interest income, net	1,183	4,958
Equity in net loss of investments	(655)	(91)
Gain on sale of equity investments, net	137	—
Gain on sale of interest in Rhapsody America	—	3,726
Other income, net	855	768

Other income, net	1,520	9,361

Loss before income taxes	(17,020)	(2,181)
Income taxes	(1,549)	(4,008)

Net loss	(18,569)	(6,189)
Net loss attributable to noncontrolling interest in Rhapsody America	6,433	8,615

Net income (loss) attributable to common shareholders	$(12,136)	$2,426

Basic net income (loss) per share available to common shareholders	$(0.10)	$0.02
Diluted net income (loss) per share available to common shareholders	$(0.10)	$0.02
Shares used to compute basic net income (loss) per share available to common shareholders	134,380	142,491
Shares used to compute diluted net income (loss) per share available to common shareholders	134,380	154,736
Comprehensive income (loss):
Net loss	$(18,569)	$(6,189)
Unrealized holding losses on short-term and equity investments, net of income taxes	(1,822)	(434)
Foreign currency translation gains (losses)	(7,989)	(8,062)

Comprehensive loss	(28,380)	(14,685)
Comprehensive loss attributable to noncontrolling interest	6,433	8,615

Comprehensive loss attributable to common shareholders	$(21,947)	$(6,070)

(A) Components of net revenue:
License fees	$26,179	$25,755
Service revenue	114,594	121,808

	$140,773	$147,563

(B) Components of cost of revenue:
License fees	$9,246	$9,388
Service revenue	46,775	46,005

	$56,021	$55,393

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarters Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income attributable to common shareholders	$(12,136)	$2,426
Adjustments to reconcile net income (loss) attributable to common shareholders to net cash provided by (used in) operating activities:
Depreciation and amortization	7,776	12,971
Stock-based compensation	5,222	5,489
(Gain) loss on disposal of equipment, software, and leasehold improvements	(33)	75
Equity in net loss of investments	655	91
Gain on sale of equity investments, net	(137)	—
Excess tax benefit from stock option exercises	(9)	(50)
Accrued loss on excess office facilities	(1,050)	(841)
Deferred income taxes	(212)	(939)
Noncontrolling interest	(6,433)	(8,615)
Gain on sale of interest in Rhapsody America	—	(3,726)
Accrued restructuring and other charges	(2,951)	—
Other	10	32
Net change in certain operating assets and liabilities, net of acquisitions:
Trade accounts receivable	7,121	12,084
Prepaid expenses and other assets	76	(30)
Accounts payable	12,990	(8,440)
Accrued and other liabilities	(6,928)	(21,816)

Net cash provided by (used in) operating activities	3,961	(11,289)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(3,042)	(7,203)
Purchases of short-term investments	(52,415)	(49,798)
Proceeds from sales and maturities of short-term investments	25,396	68,838
Decrease in restricted cash equivalents and investments, net	(25)	(9)
Payment of acquisition costs, net of cash acquired	(3,154)	(6,011)
Purchase of equity investments	(2,000)	—
Proceeds from sales of equity investments	137	350

Net cash provided by (used in) investing activities	(35,103)	6,167

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	12	1,072
Excess tax benefit from stock option exercises	9	50
Net proceeds from sales of interest in Rhapsody America	12,667	7,406

Net cash provided by financing activities	12,688	8,528

Effect of exchange rate changes on cash and cash equivalents	(2,805)	(1,366)

Net increase (decrease) in cash and cash equivalents	(21,259)	2,040
Cash and cash equivalents, beginning of period	232,968	476,697

Cash and cash equivalents, end of period	$211,709	$478,737

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$651	$—
Cash paid for income taxes	$2,006	$1,336
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2009 and 2008
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
     Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to 2008 amounts to conform to the current year presentation.
     On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody America) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody America as of March 31, 2009. Rhapsody America’s financial position and operating results have been consolidated into RealNetworks’ financial statements since its formation in August 2007. The noncontrolling interest’s proportionate share of income (loss) is included in noncontrolling interest in Rhapsody America in the unaudited condensed consolidated statements of operations and comprehensive income (loss). MTVN’s proportionate share of equity is included in noncontrolling interest in Rhapsody America in the unaudited condensed consolidated balance sheets.
     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2009. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
     Accounting for Gains on Sale of Subsidiary Stock. Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) which requires the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value to be recorded as an equity transaction. Prior to the adoption of SFAS 160, the Company elected to recognize any such gain in the consolidated statement of operations in accordance with SAB 51.
     Noncontrolling Interests. The Company records noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest partners in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), SFAS 160, and EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (EITF D-98). Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow the Company’s historical disclosure only policy for the redemption feature, and the current redemption amount of the redeemable noncontrolling interests is disclosed in Note 4. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income (loss) attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Noncontrolling interest expense (benefit) is included within the condensed consolidated statements of operations and comprehensive income (loss) for the quarters ended March 31, 2009 and 2008.
     As of March 31, 2009 and December 31, 2008, the Company’s noncontrolling interests solely related to redeemable noncontrolling interests in Rhapsody America. See Note 4 for further discussion of the redeemable noncontrolling interest treatment.
Note 2. Recent Accounting Pronouncements
     With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance to the Company.
Adopted Accounting Pronouncements
     Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141(R), any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through goodwill. The adoption of SFAS 141(R) had no impact on the Company’s consolidated financial statements as of and for the quarter ended March 31, 2009.
     Effective January 1, 2009, the Company adopted, FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition as of and for the quarter ended March 31, 2009.
     Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160). This standard changed the accounting for and reporting of noncontrolling interest (previously called minority interest) in the consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on the Company’s previously reported financial position or results of operations. Refer to Note 4, Rhapsody America, and Note 13, Earnings per Share, of this report for additional information on the adoption of SFAS 160.
     Effective January 1, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1). FSP 14-1 specifies that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate and requires retrospective application for all periods presented. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition for all periods presented.
Note 3. Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123R — revised 2004, Share-Based Payment (SFAS 123R). Under the fair value provisions of the statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS 123R. The Company recognizes compensation cost related to options granted on a straight-line basis over the applicable vesting period.
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
     The fair value of options granted was determined using the Black-Scholes model and the following weighted-average assumptions:

	Quarters
	Ended March 31,
	2009	2008
Expected dividend yield	0%	0%
Risk-free interest rate	1.60%	2.45%
Expected life (years)	4.2	4.2
Volatility	63%	45%
     Recognized stock-based compensation expense is as follows (in thousands):

	Quarters
	Ended March 31,
	2009	2008
Cost of revenue	$630	$234
Research and development	1,824	1,913
Sales and marketing	1,066	1,908
General and administrative	1,702	1,434

Total stock-based compensation expense	$5,222	$5,489

     No stock-based compensation was capitalized as part of the cost of an asset during the quarters ended March 31, 2009 or 2008. As of March 31, 2009, $30.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options, is expected to be recognized over a weighted-average period of 2.3 years.
Note 4. Rhapsody America
Formation
     On August 20, 2007, RealNetworks and MTVN created Rhapsody America to jointly own and operate a business-to-consumer digital audio music service. Under the Rhapsody America venture agreements:
•	RealNetworks contributed its Rhapsody service subscribers, RadioPass subscribers, cash, contracts, revenue from existing Rhapsody subscribers, marketing materials, player hardware, rhapsody.com and related URLs, certain liabilities, and distribution arrangements in exchange for a 51% equity interest in Rhapsody America. RealNetworks also licensed certain assets to Rhapsody America, including Rhapsody content, Rhapsody technology, the Rhapsody brands and related materials.

•	MTVN contributed its URGE service subscribers, cash, contracts, marketing materials, and revenue from existing URGE subscribers, certain liabilities, plus the note payable described below, in exchange for a 49% equity interest in Rhapsody America. MTVN has also licensed certain assets to Rhapsody America, including URGE content, brands and related materials.
•	In addition to the assets described above, MTVN also contributed a $230 million five-year note payable in consideration for acquiring MTVN’s interest in the venture. In February 2009, RealNetworks and MTVN signed an amendment to the Rhapsody America venture agreement to true-up the original fair values contributed to the venture. The amendment reduced the MTVN note payable from $230.0 million to $213.8 million over the same five-year term. Rhapsody America must use the proceeds from the note solely to purchase advertising from MTVN. As MTVN makes payments on the note, Rhapsody America records equity and RealNetworks realizes an immediate appreciation in the carrying value of the Company’s interests in the venture.
Effective January 1, 2009, the Company adopted SFAS 160 which requires the appreciation of gains on the sale of non-controlling interest to be recorded as an equity transaction. Prior to the adoption of SFAS 160, the Company elected to recognize any such gain in the consolidated statement of operations in accordance with SAB 51. MTVN made payments of $7.2 million during the quarter ended March 31, 2008. As a result, RealNetworks realized and recorded gains in the condensed consolidated statements of operations of $3.7 million, as all of the SAB 51 gain criteria were met. During the quarter ended March 31, 2009, MTVN made payments of $7.7 million for which the sale of ownership interests in Rhapsody America have been reflected as an equity transaction and $3.9 million has been recorded directly to shareholders’ equity. As of March 31, 2009, $77.1 million in payments have been made on the note since the formation of Rhapsody America.
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
     These call and put rights are exercisable upon the occurrence of certain events any time after January 1, 2011 and during certain periods in each of 2012, 2013 and 2014 and every two years thereafter, and are not exercisable any time prior to January 1, 2011. If MTVN exercises its put right, RealNetworks has the right to pay a portion of the purchase price for MTVN’s interest in cash and shares of RealNetworks capital stock, subject to certain maximum amounts, with the balance (if any) to be paid with a note. If RealNetworks exercises its call right, MTVN has the right to demand payment of part of the purchase price for its membership interest in shares of RealNetworks’ capital stock. If a portion of the purchase price for MTVN’s interest is payable in shares of RealNetworks’ capital stock, such shares could consist of RealNetworks’ common stock representing up to 15% of the outstanding shares of

RealNetworks’ common stock immediately prior to the transaction, and shares of our non-voting stock representing up to an additional 4.9% of the outstanding shares of RealNetworks’ common stock immediately prior to the transaction, representing a maximum total of 19.9% of RealNetworks’ capital stock. If RealNetworks pays a portion of the purchase price for MTVN’s membership interest in shares of RealNetworks’ common stock and non-voting stock, RealNetworks other shareholders’ voting and economic interests in RealNetworks could be diluted, and MTVN will become one of RealNetworks’ significant shareholders.
     The redemption prices of MTVN’s interest in Rhapsody America under both the call and put rights are calculated based on the provisions within the limited liability agreement, as amended, are impacted by the total appraised value of Rhapsody America and assume repayment of the $213.8 million five-year note payable from MTVN. Once the call right becomes exercisable, the redemption price of MTVN’s interest in Rhapsody America under the call right will be equal to the greater of $213.8 million or the appraised value of MTVN’s interest in Rhapsody America at the redemption date.
     Once the put right becomes exercisable, the redemption price of MTVN’s interest in Rhapsody America under the put right will be based on a formula that is dependent on the appraised value of Rhapsody America. If the appraised value of Rhapsody America at that time is equal to or greater than $436.3 million, the implied fair value of the venture at its inception, then the exercise price of the put is equal to the appraised value. If the appraised value of Rhapsody America at the redemption date is less than $436.3 million, then the exercise price of the put includes a preferred return due to MTVN.
     For the period from August 20, 2007 (inception of the venture) through September 30, 2008, the Company determined that the value of the Rhapsody America venture had not declined from its initial implied fair value and assessed the probability that the put would include a preferred return as remote. The formula that determined that put redemption amount was considered to approximate fair value for this period. However, beginning with the fourth quarter of 2008, the current appraised value of Rhapsody America was determined to have declined to the point where the Company has determined that the likelihood of the put triggering the preferred return when exercisable was no longer remote and considered the put formula to no longer approximate fair value. Beginning with the fourth quarter of 2008, the Company has accounted for the noncontrolling interest as having a fixed price redemption feature.
     The hypothetical current redemption price of MTVN’s interest in Rhapsody America under the put right at March 31, 2009 before consideration of the remaining payments due on the note was approximately $81.4 million. The current redemption price has been adjusted under the formula in the limited liability agreement for the remaining outstanding amounts due of $136.7 million on the note payable as of March 31, 2009. The Company has elected to accrete any excess of the redemption value over the carrying amount as an adjustment to income attributable to common shareholders and has adjusted earnings per share for the current quarter’s accretion of the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature. For the quarter ended March 31, 2009, the Company increased the noncontrolling interest on the Condensed Consolidated Balance Sheets by $1.4 million which was an adjustment to income attributable to common shareholders for the purposes of calculating earnings per share. See Note 13, Earnings Per Share, for more information on this item. For 2008, this amount was nominal to the consolidated financial statements.
Noncontrolling interest rollforward
     Activity in noncontrolling interest and equity attributable to common shareholders is as follows (in thousands):

	Noncontrolling interest	Total Equity
Balances, December 31, 2007	$19,613	$875,104
Net income (loss)	(8,615)	2,426
Contribution and other transactions with owners	3,680	—
Unrealized holding losses on short-term and equity investments net of taxes	—	(434)
Foreign currency translation losses	—	(8,062)
Stock-based transactions and compensation expense, net of taxes	—	6,677

Balances, March 31, 2008	$14,678	$875,711

	Noncontrolling interest	Total Equity
Balances, December 31, 2008	$378	$553,558
Net loss	(6,433)	(12,136)
Contribution and other transactions with owners	10,048	3,732
Accretion of MTVN’s preferred return in Rhapsody America	1,434	(1,434)
Unrealized holding losses on short-term and equity investments, net of taxes	—	(1,822)
Foreign currency translation losses	—	(7,989)
Stock-based transactions and compensation expense, net of taxes	—	5,047

Balances, March 31, 2009	$5,427	$538,956

Note 5. Fair Value Measurements
     Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement (SFAS 157), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. Effective the quarter ended March 31, 2009, the Company implemented SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations as of and for the quarter ended March 31, 2009; however, SFAS 157 could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.
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
The following table presents information about the Company’s financial assets that have been measured at fair value (in thousands) as of March 31, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

		Fair Value Measurements as of
		March 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$121,966	$121,966	$—	$—
Short-term investments
Corporate notes and bonds	79,941	79,941	—	—
U.S. government agency securities	84,844	84,844	—	—
Equity investments
Publicly traded investments	12,745	12,745	—	—

Total	$299,496	$299,496	$—	$—

	Fair Value Measurements as of
	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents
Money market funds	$157,063	$157,063	$—	$—
U.S. government agency securities	4,292	4,292	—	—
Short-term investments
U.S. government agency securities	84,330	84,330	—	—
Corporate notes and bonds	53,436	53,436	—	—
Equity investments
Publicly traded investments	13,903	13,903	—	—

Total	$313,024	$313,024	$—	$—

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
Note 6. Cash, Cash Equivalents, Trading Securities, Short-Term Investments, and Restricted Cash Equivalents and Investments
     Cash, cash equivalents, trading securities, short-term investments, and restricted cash equivalents and investments as of March 31, 2009 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$89,743	$—	$—	$89,743
Money market mutual funds	122,003	5	(42)	121,966

Total cash and cash equivalents:	211,746	5	(42)	211,709

Short-term investments:
Corporate notes and bonds	81,392	423	(1,874)	79,941
U.S. Government agency securities	84,508	336	—	84,844

Total short-term investments:	165,900	759	(1,874)	164,785

Total cash, cash equivalents and short-term investments	$377,646	$764	$(1,916)	$376,494

Restricted cash equivalents and investments	$14,767	$—	$—	$14,767

     Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2008 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$71,613	$—	$—	$71,613
Money market mutual funds	156,803	260	—	157,063
U.S. government agency securities	4,203	89	—	4,292

Total cash and cash equivalents	232,619	349	—	232,968

Short-term investments:
Corporate notes and bonds	54,685	154	(1,403)	53,436
U.S. Government agency securities	83,920	410	—	84,330

Total short-term investments	138,605	564	(1,403)	137,766

Total cash, cash equivalents, and short-term investments	$371,224	$913	$(1,403)	$370,734

Restricted cash equivalents	$14,742	$—	$—	$14,742

     At March 31, 2009 and December 31, 2008, restricted cash equivalents and investments represent cash equivalents and short-term investments pledged as collateral against two letters of credit for a total of $14.8 million and $14.7 million, respectively, in connection with two lease agreements.
     Realized gains or losses on sales of available-for-sale securities for the quarters ended March 31, 2009 and 2008 were not significant.
     Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.
     The contractual maturities of available-for-sale investments at March 31, 2009 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Within one year	$87,220	$87,449
Between one year and five years	78,680	77,336

Total available-for-sale investments	$165,900	$164,785

Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns
     Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful
	Accounts	Sales
	Receivable	Returns
Balances, December 31, 2008	$3,532	$1,099
Additions charged to expenses	260	510
Amounts written off	(1,747)	(490)

Balances, March 31, 2009	$2,045	$1,119

     One customer accounted for 29% of trade accounts receivable as of March 31, 2009. As of December 31, 2008, the same customer accounted for 20% of trade accounts receivable. No one customer accounted for more than 10% of total revenue during the quarters ended March 31, 2009 and 2008.
Note 8. Equity Investments
     As of March 31, 2009 and December 31, 2008, the carrying value of equity investments in publicly traded companies primarily relates to J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These equity investments are accounted for as available-for-sale. The market for these investments is relatively limited and the share price is volatile. Although the carrying value of the total equity investments was $18.8 million at March 31, 2009, there can be no assurance that any gain can be realized through the disposition of these shares.
     Summary of equity investments is as follows (in thousands):

	March 31, 2009		December 31, 2008
		Carrying		Carrying
	Cost	Value	Cost	Value
Publicly traded investments	$10,765	$12,745	$10,765	$13,903
Privately held investments	7,364	6,009	5,695	4,679

Total equity investments	$18,129	$18,754	$16,460	$18,582

Note 9. Other Intangible Assets
     Other intangible assets at March 31, 2009 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$32,315	$21,612	$10,703
Developed technology	27,724	23,845	3,879
Patents, trademarks and tradenames	6,175	5,962	213
Service contracts and other	5,715	4,763	952

Total other intangible assets	$71,929	$56,182	$15,747

     Other intangible assets at December 31, 2008 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$34,004	$21,705	$12,299
Developed technology	28,673	23,849	4,824
Patents, trademarks and tradenames	8,556	7,176	1,380
Service contracts and other	3,711	3,487	224

Total other intangible assets	$74,944	$56,217	$18,727

     Amortization expense related to other intangible assets during the quarter ended March 31, 2009 was $2.3 million. Amortization expense related to other intangible assets during the quarter March 31, 2008 was $6.7 million.
     As of March 31, 2009, estimated future amortization of other intangible assets is as follows (in thousands):

2009 (remaining nine months)	$6,134
2010	4,156
2011	2,040
2012	1,783
2013	1,420
Thereafter	214

Total	$15,747

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairments during the quarters ended March 31, 2009 or 2008.
     The impairment analysis of long-lived assets is based upon estimates and assumptions relating to the Company’s future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in the Company’s business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of the Company’s long-lived assets could result in the need to perform an impairment analysis under SFAS 144 in future periods which could result in a significant impairment.
Note 10. Goodwill
     Changes in goodwill are as follows (in thousands):

Balance, December 31, 2008	$175,264
Effects of foreign currency translation	(4,646)

Balance, March 31, 2009	$170,618

     In accordance with SFAS 142, goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual goodwill impairment test during its fiscal fourth quarter.
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
     To estimate the fair value of the reporting units for step one, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions and estimates for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, growth rates and long term discount rates, all of which require significant judgments by management.
     During the quarter ended March 31, 2009, the Company considered whether a triggering event had occurred during the quarter ended March 31, 2009 in assessing whether an interim impairment analysis of goodwill was warranted. The Company noted a significant decline in its market capitalization during the quarter ended March 31, 2009, resulting in the Company’s market capitalization falling below its carrying value before adjusting for a reasonable control premium. The Company also noted, more broadly, a continuation of macroeconomic instability in general as well as continued illiquidity in the overall credit market. While these factors alone might be compelling indicators of impairment, the Company noted no other circumstances or indicators during the quarter that its goodwill might be impaired. Specifically, the company noted that there were no adverse changes in its business climate (including the introduction of unanticipated competition) or the existence or timing of resolution of new or existing legal factors during the quarter that might be indicative of a goodwill impairment. Further, the Company lost no key personnel during the quarter nor was it adversely affected by any regulatory actions related to its business or industry. Finally, the Company’s actual results of operations for the quarter ended March 31, 2009 and outlook for the remainder of 2009 were materially in line with the operating projections used in the Company’s recent goodwill impairment analysis, completed during the quarter ended December 31, 2008. As a result, and in light of all factors considered, the Company concluded that an interim impairment analysis of goodwill as of March 31, 2009 was not warranted.
     The impairment analysis of goodwill is based upon estimates and assumptions relating to the Company’s future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant and sustained declines in the Company’s stock price and market capitalization, a significant decline in its expected future cash flows or a significant adverse change in the Company’s business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of the Company’s goodwill could result in the need to perform an impairment analysis under SFAS 142 in future interim periods which could result in a significant impairment.

Note 11. Accrued and Other Liabilities
     Accrued and other liabilities consist of (in thousands):

	March 31,	December 31,
	2009	2008

Royalties and other fulfillment costs	$50,444	$55,247
Employee compensation, commissions and benefits	19,534	21,679
Sales, VAT and other taxes payable	17,272	16,801
Legal fees and contingent legal fees	7,601	3,290
Other	16,828	21,671

Total	$111,679	$118,688

Note 12. Loss on Excess Office Facilities
     The accrued loss of $6.2 million for estimated future losses on excess office facilities located near the Company’s corporate headquarters in Seattle Washington at March 31, 2009, is shown net of expected future sublease income of $4.5 million, which was committed under sublease contracts at the time of the estimate. The Company regularly evaluates the market for office space in the cities where it has operations. If the market for such space declines further in future periods, the Company may have to revise its estimates further, which may result in additional losses on excess office facilities.
     A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2008	$7,210
Less amounts amortized from the accrued loss on excess office facilities	(1,050)

Accrued loss on excess office facilities, March 31, 2009	6,160
Less current portion	(4,251)

Accrued loss on excess office facilities, non-current portion	$1,909

Note 13. Earnings Per Share
     Basic net income (loss) available to common shareholders per share is computed by dividing net income (loss) attributable to common shareholders less any accretion from MTVN’s preferred return in Rhapsody America by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available to common shareholders per share is computed by dividing net income (loss) attributable to common shareholders less any accretion from MTVN’s preferred return in Rhapsody America by the weighted average number of common and dilutive potential common shares outstanding during the period. Share count used to compute basic and diluted net income available to common share holders per share is calculated as follows (in thousands):

	Quarters Ended
	March 31,
	2009	2008
Net income (loss) available to common shareholders:
Net income (loss) attributable to common shareholders	$(12,136)	$2,426
Less accretion of MTVN’s preferred return in Rhapsody America	(1,434)	—

Net income (loss) available to common shareholders	$(13,570)	$2,426

Weighted average common shares outstanding used to compute basic net income (loss) per share available to common shareholders	134,380	142,491
Dilutive potential common shares:
Stock options and restricted stock	—	1,495
Convertible debt	—	10,750

Shares used to compute diluted net income (loss) per share available to common shareholders	134,380	154,736

Basic net income (loss) per share available to common shareholders	$(0.10)	$0.02
Diluted net income (loss) per share available to common shareholders	$(0.10)	$0.02

     During the quarters ended March 31, 2009 and 2008, 39.3 million and 36.8 million shares of common stock, respectively, potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect.
Note 14. Commitments and Contingencies
     Borrowing Arrangements. The Company’s subsidiary, WiderThan, has entered into lines of credit with two Korean domestic banks with an aggregate maximum available limit of $1.5 million at interest rates of approximately 2.9% over the rate earned on the underlying deposits. WiderThan has entered into a separate line of credit with a Korean domestic bank with maximum available limit of $0.7 million bearing interest at 7.3%. During the quarter ended March 31, 2009, the Company did not draw on these lines of credit and there were no balances outstanding as of March 31, 2009 or December 31, 2008.
     The Company’s subsidiary, WiderThan, uses corporate charge cards issued by a Korean domestic bank with an aggregate line of credit of up to $3.7 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets. In general, the term of the arrangement is one year, with automatic renewal in April of each year. The arrangement may be terminated in writing by mutual agreement between the bank and the Company. The Company is not subject to any financial or other restrictive covenants under the terms of this arrangement.
     The Company’s subsidiary, WiderThan, has a letter of credit of up to $5.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April), which bears interest at 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the quarter ended March 31, 2009, the Company did not draw on the letter of credit and there was no balance outstanding as of March 31, 2009 or December 31, 2008.
     The Company’s subsidiary, WiderThan, has purchase guarantees amounting to $0.7 million from Seoul Guarantee Insurance which guarantees payments for one year under certain supply contracts the Company has with a customer in Korea.
     Litigation. On September 30, 2008, the Company filed a declaratory action against Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros. Entertainment, Inc., Viacom, Inc. and the DVD Copy Control Association (DVD CCA) in the Northern District of California relating to the Company’s RealDVD product, which, among other things, allows consumers to securely store DVD content on their hard drives. On the same day, various movie studios filed suit against the Company in the Central District of California. The Company’s suit asks the court to find that the RealDVD product does not breach the license agreement that the Company entered into with the DVD CCA. The movie studios’ suit alleges that by offering the RealDVD product, RealNetworks has violated the Digital Millennium Copyright Act. The DVD CCA has filed a counterclaim against the Company alleging that the Company breached its license with the DVD CCA by developing RealDVD. The movie studios’ suit was subsequently transferred to the Northern District of California. On October 3, 2008, the movie studios obtained a temporary restraining order (TRO) requiring the Company to cease distribution of its RealDVD product. The TRO was extended on October 7, 2008. In April and May 2009, the Court is holding a preliminary injunction hearing to address the movie studios’ claim that RealDVD should not be sold pending a final judicial determination of the underlying claims between the parties and closing arguments are currently scheduled for late May 2009. The Company believes that RealDVD complies with the law, and the Company intends to vigorously defend the preliminary injunction request and, if necessary, pursue its declaratory judgment action.
     In June 2008, the Company initiated an arbitration action in Seattle, Washington against VeriSign, Inc., to seek resolution of disputes regarding the proper interpretation of an Alliance Agreement entered into between the parties dating back to 2001. VeriSign asserted various counterclaims against the Company, including claims that the Company breached the Alliance Agreement and tortiously interfered with VeriSign’s proposed sale of certain business units. On May 7, 2009, the Arbitrator issued a ruling denying the Company’s claims for relief and granting VeriSign’s claims, including VeriSign’s claim that the Company tortiously interfered with VeriSign’s proposed sale of certain business units. The Arbitrator did not determine any damages award as part of the ruling. A hearing to address potential damages is currently scheduled for May 27, 2009. While VeriSign may seek monetary damages that could be material to the Company’s financial results, the Company believes that a limitation of liability clause applies to any potential monetary damages claim that limits any such damages to an amount that would not have a material impact on the Company’s financial results. No assurance can be made as to the final outcome of the disputes until all rulings are final and all avenues of review have been exhausted. The Company intends to continue to defend itself vigorously with respect to this matter.
     On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including the Company’s partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. The Company agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that is claimed to be owed by Real’s subsidiary, WiderThan. On August 27, 2007, the Company’s motion to transfer this matter to the District of New Jersey was granted. The parties have briefed claim construction, but the case has been stayed pending reexamination of the patents at issue. The Company disputes the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against the Company’s partners.
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates are still under appeal. Additionally, in a separate proceeding, the CRB held hearings to determine mechanical royalty rates associated with the statutory license for digital phonorecord deliveries, including tethered downloads. These rates have also been subject to industry-wide settlement negotiations. A partial settlement was reached with respect to on-demand streaming and tethered downloads between the Digital Media Association (DiMA), the Recording Industry Association of America (RIAA) and the National Music Publishers Association (NMPA), among others. This settlement was published by the CRB in an administrative judicial proceeding supervised by the U.S. Copyright Office. This settlement, with some modifications, is part of the CRB’s final determination as published in the Federal Register, but it may be appealed. In addition, the U.S. Copyright Office has raised legal challenges to the CRB’s final determination, creating some uncertainty as to the applicability of the settlement terms set forth in CRB’s final determination. Finally, the Company has been involved in a proceeding in the Southern District of New York to determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP and subsequently issued additional rulings. After working with ASCAP to make a final determination of amounts due under the court’s rulings, the Company reached a partial agreement with ASCAP on January 12, 2009. The Company believes it has sufficiently accrued for expected royalties under the agreement, but the Company plans to appeal some aspects of the court’s rulings that underlie the agreement, and the rulings remain subject to appeal and challenge by other participants.
     In June 2003, a lawsuit was filed against the Company and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to searching and streaming media files. In July  , 2007, the court granted the Company’s motion for summary judgment and invalidated all claims on grounds of obviousness. On January 12, 2009, the Federal Circuit affirmed the District Court’s dismissal of the suit and invalidation of all asserted claims.
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
Note 15. Segment Information
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. The Company reports four segments consistent with SFAS 131, based on factors such as how the Company manages its operations and how its Chief Operating Decision Maker reviews results. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which includes the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Executive Vice Presidents and Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Music, Games, Media Software and Services and Technology Products and Solutions segments and, therefore, the Company reports these as operating segments as defined by SFAS 131. The accounting policies used to derive segment results are generally the same as those described in Note 1.
     The Music segment includes the operations of Rhapsody America as well as the aspects of the Company’s music business not included as part of Rhapsody America. The revenue and costs from these businesses include: digital music subscription services such as Rhapsody and RadioPass and sales of digital music content and advertising. These products and services are sold and provided primarily through the Internet, and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.

     The Games segment primarily includes revenue from the sale of individual games on the Company’s websites RealArcade.com, GameHouse.com and Zylom.com; the sale of games subscription services; advertising through the Company’s games websites; the sale of games through syndication on partner sites; and sales of games through wireless carriers.
     The Media Software and Services segment primarily includes revenue from sales of the Company’s SuperPass premium subscription service; sales of RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to the Company’s Music and Games businesses.
     The Technology Products and Solutions segment includes revenue and costs from: sales of ringback tone, music-on-demand, video-on-demand, messaging, and information services; sales of media delivery system software and licenses, including Helix system software and related authoring and publishing tools, both directly to customers and indirectly through original equipment manufacturer channels; support and maintenance services sold to customers who purchase software products; sales of broadcast hosting services; and consulting and professional services that are sold to customers. These products and services are primarily sold to corporate customers.
     Amounts that are not included within the above segment descriptions are shown below as Reconciling Amounts. Included within these amounts are items such as interest income and net antitrust litigation benefit.
     Segment income (loss) before income taxes for the quarter ended March 31, 2009 is as follows (in thousands):

			Media
			Software and	Technology Products	Reconciling
	Music	Games	Services	and Solutions	Amounts	Consolidated
Net revenue	$44,053	$32,823	$20,318	$43,579	$—	$140,773
Cost of revenue	27,300	8,564	3,707	16,450	—	56,021

Gross profit	16,753	24,259	16,611	27,129	—	84,752
Operating expenses	29,817	27,151	19,949	26,337	38	103,292

Operating income (loss)	(13,064)	(2,892)	(3,338)	792	(38)	(18,540)
Total non-operating income, net	—	—	—	—	1,520	1,520

Income (loss) before income taxes	(13,064)	(2,892)	(3,338)	792	1,482	(17,020)
Income taxes	—	—	—	—	(1,549)	(1,549)

Net income (loss)	(13,064)	(2,892)	(3,338)	792	(67)	(18,569)

Net income (loss) attributable to noncontrolling interest in Rhapsody America	6,433	—	—	—	—	6,433

Net income (loss) attributable to common shareholders	$(6,631)	$(2,892)	$(3,338)	$792	$(67)	$(12,136)

     Segment income (loss) before income taxes for the quarter ended March 31, 2008 is as follows (in thousands):

			Media
			Software	Technology Products	Reconciling
	Music	Games	and Services	and Solutions	Amounts	Consolidated
Net revenue	$38,079	$31,798	$26,409	$51,277	$—	$147,563
Cost of revenue	21,519	8,637	3,976	21,261	—	55,393

Gross profit	16,560	23,161	22,433	30,016	—	92,170
Operating expenses	33,606	22,931	14,743	32,195	237	103,712

Operating income (loss)	(17,046)	230	7,690	(2,179)	(237)	(11,542)
Total non-operating income, net	3,726	—	—	—	5,635	9,361

Income (loss) before income taxes	(13,320)	230	7,690	(2,179)	5,398	(2,181)
Income taxes	—	—	—	—	(4,008)	(4,008)

Net income (loss)	(13,320)	230	7,690	(2,179)	1,390	(6,189)

Net income (loss) attributable to noncontrolling interest in Rhapsody America	8,615	—	—	—	—	8,615

Net income (loss) attributable to common shareholders	$(4,705)	$230	$7,690	$(2,179)	$1,390	$2,426

     The Company’s customers consist primarily of end users located in the U.S., Europe and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended
	March 31,
	2009	2008
United States	$96,666	$99,169
Europe	22,665	24,167
Rest of the World	21,442	24,227

Total net revenue	$140,773	$147,563

     Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	March 31,	December 31,
	2009	2008
United States	$161,069	$163,730
Republic of Korea	46,649	51,508
Europe	35,113	37,315
Rest of the World	4,383	4,445

Total long-lived assets	$247,214	$256,998

     Net assets by geographic location are as follows (in thousands):

	March 31,	December 31,
	2009	2008
United States	$426,049	$437,565
Republic of Korea	62,619	64,824
Europe	41,928	45,845
Rest of the World	8,360	5,324

Total net assets	$538,956	$553,558

     Goodwill is assigned to the Company’s segments as follows (in thousands):

	March 31,	December 31,
	2009	2008
Music	$37,029	$37,029
Games	40,353	41,526
Media Software and Services	46,776	46,776
Technology products and solutions	46,460	49,933

Total goodwill	$170,618	$175,264

Note 16. Related Party Transactions
     Transactions with MTVN. As part of the formation of Rhapsody America, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. In February 2009, RealNetworks and MTVN signed an amendment to the Rhapsody America venture agreement which reduced the amount payable under the MTVN note to $213.8 million over the original five-year term. During the quarters ended March 31, 2009 and 2008, Rhapsody America received $7.7 million and $7.2 million in cash as note payments and has spent $7.4 million and $7.3 million, respectively, in advertising with MTVN.
     The Company also agreed to grant options to acquire shares of RealNetworks, Inc. common stock to Rhapsody America employees as part of the venture with MTVN and has included the expense associated with these options in its statement of operations and comprehensive income. MTVN’s share of the expense associated with the stock options granted to Rhapsody America employees is calculated based on its ownership percentage and is billed directly by the Company to MTVN under a separate agreement. The Company charged $0.3 million and $0.2 million to MTVN during the quarters ended March 31, 2009 and 2008, respectively, related to stock options expense incurred during those periods.
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

     Transactions with LoEn Entertainment, Inc. During the fourth quarter of 2008, the Company paid $9.9M to acquire approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). The Company paid market price for approximately 2.8 million common shares of LoEn which are traded on the KOSDAQ. The Company’s investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting gains/losses recognized in equity as unrealized holding gains/losses on investment. During the quarter ended March 31, 2009, RealNetworks recorded revenue to LoEn of approximately $2.5 million. This revenue consisted primarily of sales of application service provider services, which includes sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, the Company also recorded accounts receivable of approximately $2.7 million as of March 31, 2009. Accounts payable and cost of revenue balances as of and for the quarter ended March 31, 2009 were nominal.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about RealNetworks’ industry, products, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. All statements contained in this report that do not relate to matters of historical fact should be considered forward-looking statements. Forward-looking statements include statements with respect to:
•	future revenues, income taxes, tax benefits, net income (loss) per diluted share, acquisition costs and related amortization, and other measures of results of operations;

•	the effects of our acquisitions, including WiderThan, Sony NetServices GmbH, Exomi Oy and Trymedia, and our position as a technology services provider for leading wireless carriers;

•	plans, strategies and expected opportunities for growth, increased profitability and innovation in 2009 and future years;

•	the creation of new strategic partnerships and broadening of existing strategic partnerships and the advantages and growth we will achieve as a result of such partnerships (including in connection with our Games, Music and Technology Products and Solutions businesses);

•	the expected financial performance, growth and profitability of our businesses;

•	the performance, governance, management, accounting and integration of our Rhapsody America venture;

•	the dilutive impact on our shareholders if the call or put rights contained in the limited liability agreement for Rhapsody America are exercised and result in the issuance of additional shares of our common stock;

•	our intention to separate our Games business, distribute shares of the newly created games company to its shareholders, and the potential sale of up to 20% of the shares of the new games company in an initial public offering;

•	the migration of our Media Software and Services businesses from general purpose subscription businesses toward premium services and free-to-consumer services, the popularity of the RealPlayer and our expected introduction of new products and innovations in our Media Software and Services business;

•	our ability to grow our Music business, including opportunities for us to become the platform of choice for the consumer electronics industry, the integration of our Rhapsody DNA into the digital devices of an expanding list of partners and our plans to introduce additional innovations;

•	the effect of future interoperability on our Music business, the significance of growth opportunities in the digital music market and our expectations for short-term progress and long-term success in our Music business;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact music publishing royalty rates;

•	the potential outcomes and effects of claims and legal proceedings, including the ongoing dispute relating to our RealDVD application and the arbitration proceeding with VeriSign, Inc., on our business, prospects, financial condition or results of operations;

•	our financial position and the availability of resources;

•	our expectations regarding acquisition activity in 2009 and our focus on the integration of completed acquisitions;
•	our relationships with our employees;

•	the effects of U.S. and foreign income taxes on our business, prospects, financial condition or results of operations;

•	the impairment of our assets and anticipated effects on our customers, business, prospects, financial condition or results of operations;

•	the effect of economic and market conditions on our business, prospects, financial condition or results of operations;

•	the effect of Microsoft’s obligations under the settlement agreement and commercial agreements between us and Microsoft on our business, prospects, financial condition or results of operations;

•	the effect of volatility in foreign exchange rates on our business, prospects, financial condition or results of operations;

•	the effect of accounting standards on our business, prospects, financial condition or results of operations;

•	future competition; and

•	the degree of seasonality in our revenue.
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
Overview
     We are a leading creator of digital media services and software. Our mission is to deliver world class digital entertainment — music, games or video — wherever and whenever consumers want them. Consumers use our services and software, such as Rhapsody, RealArcade and RealPlayer to find, play, purchase and manage digital music, games and video. Businesses use our digital media applications and services to create, secure and deliver digital media to their customers via PCs, mobile phones, portable music players and other consumer electronics devices. These customers include broadcasters, cable and wireless communication companies, media companies and enterprises, such as AT&T and Verizon in the U.S., Vodafone in Europe, and SK Telecom in Korea.
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
     We manage our business, and correspondingly report segment revenue and profit (loss), based on four segments: Music, Games, Media Software and Services, and Technology Products and Solutions, each of which is described further below under “Revenue by Segment” and “Costs of Revenue by Segment.” Our Music business is conducted primarily through Rhapsody America, a joint venture with the MTVN division of Viacom, Inc.

     In the quarter ended March 31, 2009, our total revenue declined 5%, or $6.8 million, to $140.8 million compared with $147.6 million in the quarter ended March 31, 2008, primarily due to the effect of changes in foreign currency exchange rates across our businesses of approximately $8.7 million. As in the recent prior periods, volatility in foreign exchange rates, particularly in the euro and Korean won, continues to impact our revenue, and we expect that trend to continue. We also expect the comparability of our period-over-period operating results to be impacted by the volatility of foreign currency exchange rates. Revenue from our operations in the quarter ended March 31, 2009, including the foreign exchange effects, reflected an increase in music subscription revenue primarily due to new customers acquired through our relationships with Verizon Wireless and Yahoo!, offset by a decline in advertising revenue in our Music and Media Software and Services segments and a decline in revenue derived from minimum guarantees under one of our carrier contracts in our Technology Products and Solutions segment. See “Revenue by Segment” below for further explanations of changes in our segment revenue. We expect the decline in advertising revenue, which we have experienced over the past four quarters, will persist through much of 2009, as corporate spending on advertising has decreased due to the contracting economy.
     We believe that our operating results recently have been reduced by the uncertainty and adverse conditions in the global economy. The economic downturn has resulted in declines in overall consumer and corporate spending and consumer access to credit, and the digital entertainment products and services we provide may be considered discretionary items for consumers. As a result, we may continue to experience softening in consumer demand and increased price-sensitivity for our products and services, including the products and services we provide indirectly to consumers through our business customers. A continuation of these trends could materially adversely affect our revenue in future periods.
     As of March 31, 2009, we had cash, cash equivalents and short-term investments of $376.5 million and $14.8 million in restricted cash. We intend to use our strong cash position to continue to seek acquisition opportunities to further our strategic initiatives, to make selective internal investments in new products or technologies and to enhance our competitive position. In recent years, we have focused our acquisition efforts principally on the identification and acquisition of targets (1) with technologies and products complementary to ours in order to accelerate and supplement our research and development efforts, (2) to increase the distribution of our products and services into new geographies, (3) to gain significant new customers and (4) with existing or a reasonably expected ability to achieve profitability. For example, we acquired WiderThan in 2006 to obtain a new set of products and technologies including ringback tone and music-on-demand businesses for mobile carriers. The WiderThan acquisition significantly increased our Technology Products and Solutions segment, expanded our geographic reach into South Korea and brought us a new strategic relationship with SK Telecom in South Korea. Subsequent to our acquisition of WiderThan, we acquired Sony NetServices in 2007 to expand our presence in Europe for our music-on-demand products and to enhance our strategic relationship with Vodafone. Similarly, in our Games business, we acquired Zylom in 2006 to expand our presence in Europe and Trymedia in April 2008 to expand the distribution of our casual games to a wide variety of new customers through Trymedia’s existing syndication business.
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
     In May 2008, we announced our intent to separate our casual games business into an independent company and to distribute shares of the newly created games company to our shareholders. We also announced that we may precede the spin-off with an initial public offering and sale of up to 20% of the shares of the new games company. In February 2009, we announced that we postponed work with our outside advisors, stopped external spending on the proposed transaction and wrote off the capitalized transaction-related costs in the fourth quarter of 2008. While we still intend to create a separate games company, current conditions do not support such a transaction.
Critical Accounting Policies and Estimates
     The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:
•	Revenue recognition;

•	Estimating music publishing rights and music royalty accruals;

•	Recoverability of deferred costs and prepaid royalties;

•	Estimating allowances for doubtful accounts and sales returns;

•	Estimating losses on excess office facilities;

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;

•	Valuation of long-lived assets;

•	Valuation of goodwill;
•	Stock-based compensation;

•	Noncontrolling interest;

•	Accounting for gains on sale of subsidiary stock;

•	Accounting for taxes collected from customers; and
•	Accounting for income taxes.
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
     Allowances for Doubtful Accounts and Sales Returns. We make estimates of the uncollectibility of our accounts receivable. We specifically analyze the age of accounts receivable and historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Similarly, we make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant judgments and estimates are made and used in connection with establishing allowances for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we were to make different judgments or utilize different estimates or actual future experience was different from the judgments and estimates.
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

     Impairment of Investments. We periodically evaluate whether any declines in the fair value of our investments are other-than-temporary. Significant judgments and estimates are made to assess whether an other-than-temporary decline in fair value of investments has occurred and to estimate the fair value of investments in privately held companies. Material differences may result in the amount and timing of any impairment charge if we were to make different judgments or utilize different estimates or actual future experience was different from the judgments and estimates.
     Valuation of Long-Lived Assets. Long-lived assets consist primarily of property, plant and equipment, as well as amortizable intangible assets acquired in business combinations. Long-lived assets are amortized on a straight line basis over their estimated useful lives. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The impairment analysis of long-lived assets is based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of our long-lived assets could result in the need to perform an impairment analysis in future interim periods which could result in a significant impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary period to period.
     Valuation of Goodwill. We assess the impairment of goodwill on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. We consider a synthesis of the following important factors that could trigger an impairment review include the following:
•	poor economic performance relative to historical or projected future operating results;

•	significant negative industry, economic or company specific trends;

•	market and interest rate risk;

•	changes in the manner of our use of the assets or the plans for our business; and
•	loss of key personnel.
     Additional factors we consider include the company’s market capitalization and a reasonable control premium to market capitalization.
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
     The impairment analysis of goodwill is based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant and sustained declines in our stock price and market capitalization, a significant decline in our expected future cash flows or a significant adverse change in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of the Company’s goodwill could result in the need to perform an impairment analysis in future interim periods which could result in a significant impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary period to period.
     During the quarter ended March 31, 2009, we considered whether a triggering event had occurred during the quarter ended March 31, 2009 in assessing whether an interim impairment analysis of goodwill was warranted. We noted a significant decline in our market capitalization during the quarter ended March 31, 2009, resulting in our market capitalization falling below carrying value before adjusting for a reasonable control premium. We also noted, more broadly, a continuation of macroeconomic instability in general as well as continued illiquidity in the overall credit market. While these factors alone might be compelling indicators of impairment, we noted no other circumstances or indicators during the quarter that our goodwill might be impaired. Specifically, we noted that there were no adverse changes in our business climate (including the introduction of unanticipated competition) or the existence or timing of resolution of new or existing legal factors during the quarter that might be indicative of a goodwill impairment. Further, we lost no key personnel during the quarter nor were we adversely affected by any regulatory actions related to it business or industry. Finally, our actual results of operations for the quarter ended March 31, 2009 and outlook for the remainder of 2009 were materially in line with the operating projections used in our recent goodwill impairment analysis, completed during the quarter ended December 31, 2008. As a result, and in light of all factors considered, we concluded that an interim impairment analysis of goodwill as of March 31, 2009 was not warranted.
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
     Noncontrolling Interests. We record noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest partners in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) and EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (EITF D-98). Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow our historical disclosure only policy for the redemption feature, and the current redemption amount of the redeemable noncontrolling interests is disclosed in Note 4. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Noncontrolling interest expense (benefit) is included within the consolidated statement of operations and comprehensive income (loss) for the quarters ended March 31, 2009 and 2008.
     As of March 31, 2009 and December 31, 2008, respectively, our noncontrolling interests solely related to redeemable noncontrolling interests in Rhapsody America. See Note 4 of our condensed consolidated financial statements for further discussion of the redeemable noncontrolling interest treatment.
     Accounting for Gains on Sale of Subsidiary Stock. Effective January 1, 2009, we adopted SFAS 160 which requires the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value to be recorded as equity transactions. Prior to the adoption of SFAS 160, we elected to recognize any such gain in the consolidated statement of operations in accordance with SAB 51.
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
     We file numerous consolidated and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993. We are currently under audit in certain states for certain tax years subsequent to 1993.
Results of Operations
Revenue by Segment
     In each of our consumer segments, which include our Music, Games and Media Software and Services segments, we derive revenue through (1) subscriptions, (2) sales of content downloads, software and licenses, and (3) the sale of advertising and the distribution of third-party products on our websites and in our games. In the first quarter ended March 31, 2009, we derived 61% of our total consumer revenue from subscriptions, 23% from sales of content downloads, software and licenses, and 16% from advertising and the distribution of third party products. In the first quarter of 2008, we derived 57% of our total consumer revenue from subscriptions, 23% from content downloads, software and licenses, and 19% from advertising and the distribution of third party products. In our business-to-business Technology Products and Solutions segment, we produce revenue primarily by providing ASP services that enable wireless carriers to deliver audio and video content to their customers and through the sale of software licenses and services to broadband and mobile carriers. In the first quarter of 2009, we derived 79% of our Technology Products and Solutions revenue from ASP services provided to wireless carriers, and 21% from software licenses and services, largely unchanged from the year-earlier quarter.
     Revenue by segment is as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2009	Change	2008
Music	$44,053	16%	$38,079
Games	32,823	3	31,798
Media Software and Services	20,318	(23)	26,409
Technology Products and Solutions	43,579	(15)	51,277

Total net revenue	$140,773	(5)%	$147,563

     Revenue by segment as a percentage of total net revenue is as follows:

	Quarters Ended
	March 31,
	2009	2008
Music	32%	26%
Games	23	21
Media Software and Services	14	18
Technology Products and Solutions	31	35

Total net revenue	100%	100%

     Music. Music revenue primarily includes revenue from sales of our Rhapsody and RadioPass subscription services; sales of digital music content through our MP3 music store; and advertising from our music websites. These products and services are sold and provided primarily through the Internet and distribution partners, and we charge customers’ credit cards at the time of sale. We charge our subscription customers either monthly, quarterly or annually, depending on the service purchased. In the quarter ended March 31, 2009, subscription revenue comprised 81% of total Music revenue, sales of music downloads comprised 15%, and advertising and other revenue comprised 4%, compared with 79%, 14% and 7%, respectively, in the quarter ended March 31, 2008.
     In the quarter ended March 31, 2009, overall Music revenue rose to $44.1 million, or 16%, from $38.1 million in the year-earlier quarter due to increases in subscription revenue and sales of music downloads. Revenue from our subscription music services rose 18%, to $35.7 million in the quarter ended March 31, 2009, compared with $30.1 million in the quarter ended March 31, 2008. Subscription revenue growth was primarily driven by an increase in subscribers from the launch of the Rhapsody service with Verizon Wireless in the middle of 2008 and the one time migration of Yahoo! Music Unlimited subscribers to our Rhapsody music service in 2008. Revenue from digital music tracks sold during the quarter ended March 31, 2009 rose to $6.6 million from $5.3 million, an increase of 23%, largely due to increased usage of our MP3 store by consumers since its re-launch on June 30, 2008. Advertising revenue in the quarter declined by 32% to $1.8 million from $2.6 million due to a decline in demand for online advertising and in sponsorship revenue. No other single factor contributed materially to the change during the period.
     Games. Games revenue primarily includes revenue from the sale of individual games on our websites RealArcade.com, GameHouse.com and Zylom.com; the sale of games subscription services; advertising through our games websites; the sale of games through syndication on partner sites; and sales of games through wireless carriers. In the quarter ended March 31, 2009, sales of game downloads comprised 43% of total Games revenue; subscription revenue comprised 37%; and advertising and other revenue comprised 20%, compared with 47%, 33%, and 20%, respectively, in the quarter ended March 31, 2008.
     Games revenue increased by 3% to $32.8 million during the quarter ended March 31, 2009, compared with $31.8 million for the same quarter ended 2008. Revenue associated with our Trymedia acquisition, which was consummated on April 1, 2008, contributed approximately $3.6 million during the quarter ended March 31, 2009. Revenue from sales of downloadable games, which includes the additional revenue from Trymedia, declined 8% to $14.0 million in the first quarter of 2009 from $15.2 million in the first quarter of 2008, largely due to lower average sales prices. Subscription revenue rose 18% to $12.2 million in the quarter ended March 31, 2009 from $10.4 million, compared with the year-earlier quarter. In the fourth quarter of 2008, we introduced a new subscription offering which contributed to the increase in subscription revenue in the first quarter of 2009. This offering also partially contributed to a shift from games sales to subscription revenue. Games revenue from advertising and other increased 7% to $6.6 million in the quarter ended March 31, 2009, from $6.2 million in the year-earlier quarter. No other single factor contributed materially to the change during the period.
     Media Software and Services. Media Software and Services revenue primarily includes revenue from sales of our SuperPass premium subscription service; sales of RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to our Music and Games businesses. In the first quarter ended March 31, 2009, subscription revenue comprised 55%, advertising and other media revenue comprised 35%, and sales of RealPlayer Plus and related products comprised 10% of total Media Software and Services revenue, compared with 56%, 37% and 7%, respectively, in the year-earlier quarter.
     Media Software and Services revenue declined 23% to $20.3 million during the quarter ended March 31, 2009, compared with $26.4 million in the quarter ended March 31, 2008. This decrease was due primarily to a 24% decline in revenue from our subscription services to $11.1 million compared with $14.7 million in the year-earlier quarter. The prior-year quarter benefited from a special run of CBS’ Big Brother program, which attracted an increase in subscribers to our SuperPass service. Advertising and other media revenue declined 28% to $7.1 million compared with $9.9 million in the year-earlier quarter due to reduced demand for online advertising. In addition, in the year-earlier quarter, we conducted a campaign to encourage users to upgrade their RealPlayer software to a newer version, which resulted in higher revenue from the distribution of third-party products. No other single factor contributed materially to the change during the period.

     Technology Products and Solutions. Technology Products and Solutions revenue is derived from the sale of products and ASP services that enable communications businesses to distribute digital media content to PCs, mobile phones, and other non-PC devices. ASP revenue comprises revenue from sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services, primarily sold to wireless carriers. Software and services revenue consists of sales of Helix system software and related authoring and publishing tools, digital rights management technology, messaging gateways, and consulting services, and support and maintenance services that we sell to mobile carriers and broadband communications companies. These products and services are primarily sold to corporate, government and educational customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered. In the first quarter ended March 31, 2009, ASP revenue comprised 79% of total Technology Products and Solutions revenue, and software and services revenue comprised 21%, unchanged from the year-earlier quarter.
     Technology Products and Solutions revenue declined to $43.6 million, or about 15%, in the quarter ended March 31, 2009, compared with $51.3 million in the year-earlier quarter. The rise in the value of the U.S. dollar against the Korean won negatively affected first quarter 2009 revenue by approximately $6.8 million across both our ASP and software and services revenues. Revenue in the quarter from ASP services declined 15% to $34.5 million from $40.8 million in the year-earlier quarter due to a decline in revenue derived from minimum revenue guarantees associated with an ASP customer contract and changes in exchange rates for the Korean won. These declines were partially offset by the resolution of a dispute with a customer which resulted in approximately $2.9 million in revenue recognized in the first quarter of 2009 from ASP services rendered over the past two years.
     Software and services revenue declined 14% to $9.1 million in the quarter ended March 31, 2009 from $10.5 million in the year-earlier quarter, largely due to declines in software sales to businesses, partially offset by increased sales of licenses to handset manufacturers. No other single factor contributed materially to the change during the period.
Geographic Revenue
     Revenue by geographic region is as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2009	Change	2008
United States	$96,666	(3)%	$99,169
Europe	22,665	(6)	24,167
Rest of the world	21,442	(11)	24,227

Total net revenue	$140,773	(5)%	$147,563

     Revenue in the U.S. declined 3% to $96.7 million for the quarter ended March 31, 2009, compared with $99.2 million in the year-earlier quarter. The decrease was due primarily to a reduction in SuperPass revenue partially offset by increases in music subscription revenue. See the sections ”Revenue by Segment — Media Software and Services and Revenue by Segment — Music” above for further discussion of these changes.
     Revenue in Europe decreased 6% to $22.7 million from $24.2 million in the quarter ended March 31, 2009, compared with the year-earlier quarter. The decrease was due primarily to a decline in revenue derived from minimum revenue guarantees associated with a contract.
     Revenue in the rest of world declined 11% to $21.4 million from $24.2 million for the quarter ended March 31, 2009, compared with the quarter ended March 31, 2008, due primarily to a decrease in our Technology Products and Solutions business in Korea. The decline in our Technology Products and Solutions business was due primarily to the rise in the value of the U.S. dollar against the Korean won which negatively affected first quarter 2009 revenue by approximately $6.8 million.

License and Service Revenue
     We also present our revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	Quarters Ended
	March 31,
	2009	Change	2008
License fees	$26,179	2%	$25,755
Service revenue	114,594	(6)	121,808

Total net revenue	$140,773	(5)%	$147,563

     License fees and Service revenue as a percentage of total revenue are as follows:

	Quarters Ended
	March 31,
	2009	2008
License fees	19%	17%
Service revenue	81	83

Total net revenue	100%	100%

     License Fees. License fees primarily include revenue from sales of content such as game licenses and digital music tracks; sales of our media delivery system software; sales of premium versions of our RealPlayer and related products and messaging gateways to mobile carriers. License fees include revenue from all of our reporting segments.
     License revenue increased 2% to $26.2 million during the quarter ended March 31, 2009, compared with $25.8 million in the quarter ended March 31, 2008. The increase was due primarily to revenue of approximately $3.6 million from Trymedia, which was acquired in April 2008. The increases were offset by a decline of approximately $1.4 million in software license sales in Technology Products and Solutions. No other single factor contributed materially to the change during the period.
     Service Revenue. Service revenue primarily includes revenue from sales of digital media subscription services such as SuperPass, Rhapsody, RadioPass, GamePass and FunPass; sales of ASP services as described in the section “Revenue — Technology Products and Solutions”; distribution of third-party software; and advertising. Service revenue includes revenue from all of our reporting segments.
     Service revenue declined 6% to $114.6 million during the quarter ended March 31, 2009, compared with $121.8 million in the quarter ended March 31, 2008. Revenue from ASP services declined $6.3 million due primarily to the change in exchange rates for the Korean won; and revenue from SuperPass subscriptions decreased $3.6 million. Those declines were partially offset by a $5.6 million increase in revenue from subscription music services. No other single factor contributed materially to the change during the period.
Deferred Revenue
     Deferred revenue consists of unrecognized revenue and prepayments related to application services, unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Total deferred revenue at March 31, 2009, was $41.5 million compared with $41.8 million at December 31, 2008. No single factor contributed materially to the change during the period.
Cost of Revenue by Segment
     Cost of revenue by segment is as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2009	Change	2008
Music	$27,300	27%	$21,519
Games	8,564	(1)	8,637
Media Software and Services	3,707	(7)	3,976
Technology products and solutions	16,450	(23)	21,261

Total cost of revenue	$56,021	1%	$55,393

     Cost of revenue as a percentage of segment revenue is as follows:

	Quarters Ended
	March 31,
	2009	2008
Music	62%	57%
Games	26	27
Media Software and Services	18	15
Technology products and solutions	38	41

Total cost of revenue	40%	38%

     Cost of Music Revenue. Cost of Music revenue consists primarily of cost of content and delivery of the content included in our music subscription service offerings; royalties paid on sales and streams of music; hardware devices and accessories; and fees paid to third-party vendors for support services.
     Cost of Music revenue increased 27% to $27.3 million during the quarter ended March 31, 2009, compared with $21.5 million during the quarter ended March 31, 2008. The increase was due to the increased number of subscribers to our music services resulting in increased content costs of approximately $4.6 million. No other single factor contributed materially to the change during the period. Cost of Music revenue as a percentage of Music revenue increased due to a shift in revenue to lower margin subscription services.
     Cost of Games Revenue. Cost of Games revenue consists primarily of royalties paid on sales of games and subscription service offerings; and fees paid to third-party vendors for support services.
     Cost of Games revenue was unchanged at $8.6 million during the quarter ended March 31, 2009, compared with the quarter ended March 31, 2008. Increased costs associated with the operations of Trymedia were offset by lower amortization of acquired intangibles due to the impairment charges taken in the fourth quarter of 2008. Cost of Games revenue as a percentage of Games revenue was relatively unchanged.
     Cost of Media Software and Services Revenue. Cost of Media Software and Services revenue consists primarily of cost of royalties and delivery of content included in our SuperPass subscription service offerings; amounts paid for licensed technology; and fees paid to third-party vendors for support services.
     Cost of Media Software and Services revenue decreased 7% to $3.7 million from $4.0 million for the quarter ended March 31, 2009, compared with the quarter ended March 31, 2008 which decrease was largely related to a reduction in content provided in our SuperPass service. Cost of Media Software and Services revenue as a percentage of revenue increased in the quarter ended March 31, 2009, due to a decline in revenue from higher-margin items, such as distribution of third-party software and advertising, as a percentage of total revenue.
     Cost of Technology Products and Solutions. Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology; costs of product media; fees paid to service mobile carriers and third-party vendors for order fulfillment; cost of personnel providing support and consulting services; and expenses incurred in providing our ASP hosting services.
     Cost of Technology Products and Solutions revenue decreased 23% to $16.5 million during the quarter ended March 31, 2009, compared with $21.3 million in the year-earlier quarter, due primarily to decreases in the amount of content provided for our ASP services of approximately $1.6 million, and a reduction in intangible asset amortization associated with impairments taken in the fourth quarter of 2008 of approximately $1.4 million. Cost of Technology Products and Solutions revenue as a percentage of the segment’s revenue declined in the quarter ended March 31, 2009, primarily as a result of lower amortization of intangibles due to the impairment recorded in the fourth quarter of 2008.

Cost of License and Service Revenue
     Cost of revenue is as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2009	Change	2008
License fees	$9,246	(2)%	$9,388
Service revenue	46,775	2	46,005

Total cost of revenue	$56,021	1%	$55,393

     Cost of revenue as a percentage of related revenue is as follows:

	Quarters Ended
	March 31,
	2009	2008
License fees	35%	36%
Service revenue	41	38
Total cost of revenue	40%	38%
     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products; amounts paid for licensed technology; and amortization of acquired technology.
     Cost of license fees declined slightly to $9.2 million from $9.4 million during the quarter ended March 31, 2009, compared with the quarter ended March 31, 2008, due to lower revenue from downloadable games sales and lower license revenue, partially offset by increased costs of content related to revenue associated with the operations of Trymedia. No other single factor contributed materially to the changes during the period.
     Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings; cost of in-house and contract personnel providing support; amortization of acquired technology; and fees for consulting services and royalties and expenses incurred in providing our ASP hosting services. Content costs are expensed over the period the content is available to our subscription services customers.
     Cost of service revenue increased slightly to $46.8 million during the quarter ended March 31, 2009, compared with $46.0 million in the quarter ended March 31, 2008. The increase was due primarily to increased content costs resulting from the increased number of subscribers to our Rhapsody music subscription services of approximately $4.6 million, partially offset by a decrease in the cost of services in our Technology Products and Solutions segment of $1.4 million due to a reduction in amortization of intangibles associated with impairments taken in the fourth quarter of 2008 of approximately $1.8 million. No other single factor contributed materially to the changes during the period. Cost of service revenue as a percentage of service revenue for the quarter ended March 31, 2009, increased due to the increased concentration of revenue derived from services versus advertising, which has higher margins.
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

	Quarters Ended
	March 31,
	2009	Change	2008
Research and development	$28,559	14%	$25,006
As a percentage of total net revenue	20%		17%
Research and development expenses, including non-cash stock-based compensation, increased 14% to $28.6 million in the first quarter of 2009 compared with $25.0 million in the first quarter of 2008. Approximately $2.1 million of the increase was due to an increase in personnel and related costs. No other single factor contributed materially to the increase in costs during this period.

Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing costs and changes are as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2009	Change	2008
Sales and marketing	$43,685	(18)%	$53,596
As a percentage of total net revenue	31%		36%
     Sales and marketing expenses, including non-cash stock-based compensation, decreased 18% to $43.7 million in the first quarter of 2009 from $53.6 million in the first quarter in 2008 due to lower costs associated with headcount reductions of approximately $3.7 million and a decline of $2.1 million for professional services used during the period. A reduction in amortization of intangibles due to impairment costs taken in the fourth quarter of 2008 reduced costs by an additional $2.7 million. The decrease in sales and marketing expenses as a percentage of total net revenue from 36% in the quarter ended March 31, 2008 to 31% in the quarter ended March 31, 2009 was due primarily to the cost reductions detailed above. No other single factor contributed materially to these changes during the period.
Advertising with Related Party
     On August 20, 2007, RealNetworks and MTVN jointly created Rhapsody America. MTVN owns 49% of Rhapsody America. Under the joint venture agreement, as amended, Rhapsody America is obligated to purchase $213.8 million in advertising and related integrated marketing on MTVN cable channels over the term of the agreement. During the first quarter of 2009, and the first quarter of 2008, Rhapsody America spent $7.4 million and $7.3 million, respectively, in advertising with MTVN.
General and Administrative
     General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and changes are as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2009	Change	2008
General and administrative	$22,831	34%	$17,084
As a percentage of total net revenue	16%		12%
     General and administrative expenses, including non-cash stock-based compensation, increased 34% to $22.8 million in the first quarter of 2009 from $17.1 million in the first quarter of 2008, primarily due to an increase in legal and other professional services expenses of $6.3 million, offset by lower costs associated with headcount reductions in the fourth quarter of 2008 totaling $0.5 million. No other single factor contributed materially to the increase during the period.
Other Income, Net
     Other income, net consists primarily of: interest income on our cash, cash equivalents, and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt and equity in net loss of investments. Other income, net and quarter-over-quarter changes are as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2009	Change	2008
Interest income, net	$1,183	(76)%	$4,958
Equity in net loss of investments	(655)	620	(91)
Gain on sale of equity investments, net	137	n/a	—
Gain on sale of interest in Rhapsody America	—	(100)	3,726
Other income, net	855	11	768

Other income, net	$1,520	(84)%	$9,361

     Other income, net declined during the quarter ended March 31, 2009, due primarily to lower interest income, and the change in accounting that resulted in no longer recording a gain on the sale of a noncontrolling interest in Rhapsody America in the quarter. See “Notes to Condensed Consolidated Financial Statements — Rhapsody America” (Note 4). Lower interest income resulted from lower average cash and investments combined with lower interest rates.
Income Taxes
     During the quarters ended March 31, 2009 and 2008, we recognized income tax expense of $1.5 million and $4.0 million, respectively, related to U.S. and foreign income taxes. The decrease in income tax expense and the decrease in tax expense as a percentage of pre-tax loss during the quarter ended March 31, 2009, were the result of our net loss compared to net income in the same quarter of the prior year combined with losses not benefited in certain U.S. and foreign jurisdictions.
     As of March 31, 2009, there have been no material changes to our uncertain tax positions disclosures as provided in Note 16 of our 2008 Annual Report on Form 10-K. We do not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
     We file numerous consolidated and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993. We are currently under audit by the California Franchise Tax Board for the consolidated group RealNetworks, Inc. and Subsidiaries for the years ended December 31, 2005 and 2006. We are also under audit in certain states for certain tax years subsequent to 1993.
New Accounting Pronouncements
     With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance to us.
Adopted Accounting Pronouncements
     Effective January 1, 2009, we adopted, FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on our consolidated results of operations or financial condition.
     Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141(R), any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through goodwill. The adoption of SFAS 141(R) had no impact on our consolidated financial statement as of and for the quarter ended March 31, 2009.

     Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160). This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on our previously reported financial position or results of operations. Refer to Note 4, Rhapsody America, and Note 13, Earnings per Share, of this Form 10-Q for additional information on the adoption of SFAS 160.
Liquidity and Capital Resources
     The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	March 31,	December 31,
	2009	2008
Working capital	$264,794	$266,990
Cash, cash equivalents, and short-term investments	376,494	370,734
Restricted cash	14,767	14,742
     Cash, cash equivalents, and short-term investments increased primarily due to cash provided by operations, as well as the proceeds from sales of interests in Rhapsody America of approximately $12.7 million.
     The following summarizes cash flows (in thousands):

	Quarters Ended
	March 31,
	2009	2008
Cash provided by (used in) operating activities	$3,961	$(11,289)
Cash provided by (used in) investing activities	(35,103)	6,167
Cash provided by financing activities	12,688	8,528
     Cash provided by (used in) operating activities consisted of net income (loss) adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, purchases of trading securities, deferred income taxes, noncontrolling interests, gain on sale of interest in Rhapsody America, and the effect of changes in certain operating assets and liabilities, net of acquisitions.
     Cash provided by operating activities in the quarter ended March 31, 2009 was $4.0 million and consisted of a net loss of $12.1 million, adjustments for cash provided by non-cash items of $2.8 million and cash provided by activities related to changes in certain operating assets and liabilities, net of acquisitions, of $13.3 million. Adjustments for cash provided by non-cash items primarily consisted of $7.8 million of depreciation and amortization expense and $5.2 million of stock-based compensation, partially offset by $6.4 million of noncontrolling interests and $3.0 million for payments made related to our restructuring and other impairments, which were accrued for in the fourth quarter of 2008.
     Cash provided by changes in certain operating assets and liabilities, net of acquisitions, in the quarter ended March 31, 2009 primarily consisted of a decrease in accounts receivable of $7.1 million related to the timing of customer collections and an increase in accounts payable of $13.0 million related to the timing of payments made to certain third party content providers, partially offset by a decrease in accrued and other liabilities of $6.9 million related to a reduction in amounts payable to MTVN for related party advertising incurred during the quarter ended March 31, 2009 as compared to the quarter ended December 31, 2008.
     Cash used in operating activities in the quarter ended March 31, 2008 was $11.3 million and consisted of net income of $2.4 million and adjustments for non-cash items provided by operations of $4.5 million offset by cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions, of $18.2 million. Adjustments for cash provided by non-cash items primarily consisted of $13.0 million of depreciation and amortization and $5.5 million of stock based compensation, partially offset by $8.6 million in noncontrolling interests and $3.7 million of gain on the sales of interests in Rhapsody America.
     Cash used related to changes in certain operating assets and liabilities, net of acquisitions, in the quarter ended March 31, 2008 primarily consisted of a decrease of $21.8 million in accrued and other liabilities due primarily to a reduction in amounts payable to MTVN for related party advertising incurred during the quarter ended March 31, 2008 as compared to the quarter ended December 31, 2007, a decrease of $8.4 million in accounts payable related to the timing of payments to certain vendors, partially offset by a decrease in accounts receivable of $12.1 million due the timing of cash receipts and reduced revenue.

     In the quarter ended March 31, 2009, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $3.0 million and acquisition costs of $3.2 million, from the last payment of accrued anniversary and performance payments relating to the acquisition of Zylom. Purchases, net of sales and maturities of short-term investments used cash of $27.0 million during 2009. In the quarter ended March 31, 2008, investing activities provided cash of $19.0 million from sales and maturities of short-term investments, net of purchases, offset by purchases of equipment, software, and leasehold improvements of $7.2 million and $6.0 million in anniversary and performance payments related to the Zylom acquisition.
     Financing activities provided cash from the proceeds of sales of interests in Rhapsody America of $12.7 million in 2009 and $7.4 million in 2008.
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
     The downturn in the economy could result in negative impacts to our liquidity arising from lower interest income in future periods due to the continued decline in interest rates, an increased risk that we may not be able to access cash balances held in U.S. or foreign financial institutions or that investments in debt securities issued by financial institutions may be rendered worthless due to the nationalization or failure of such financial institutions, and an increased inability to sell the securities and the institutional money market funds we hold as short-term investments. These risks and the potential impact of these risks on our financial condition and results of operations are discussed further below in “Risk Factors — Risks Related to Our Business in General.” If any of these risks are realized, we may experience a material adverse impact on our financial condition and results of operations in future periods.
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
     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended March 31, 2009. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at March 31, 2009, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $0.4  million.
     Investment Risk. As of March 31, 2009, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarters ended March 31, 2009 and 2008, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.
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

     In aggregate, our foreign currency denominated assets are greater than our foreign currency denominated liabilities. Primarily as a result of the U.S. dollar strengthening against the Korean won and euro in 2008, we recorded a reduction to our reported net assets of approximately $8.0 million and $8.1 million as reflected in Accumulated Other Comprehensive Income for the quarters ended March 31, 2009 and 2008, respectively.
     Additionally, we have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar from March 31, 2009 would result in an unrealized gain or loss of approximately $4.3 million.
     Foreign currency transaction gains and losses were not material for the quarters ended March 31, 2009 and 2008.

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
     (b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     On September 30, 2008, we filed a declaratory action against Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros. Entertainment, Inc., Viacom, Inc. and the DVD Copy Control Association (DVD CCA) in the Northern District of California relating to the Company’s RealDVD product, which, among other things, allows consumers to securely store DVD content on their hard drives. On the same day, various movie studios filed suit against us in the Central District of California. Our suit asks the court to find that the RealDVD product does not breach the license agreement that we entered into with the DVD CCA. The movie studios’ suit alleges that by offering the RealDVD product, we have violated the Digital Millennium Copyright Act. The DVD CCA has filed a counterclaim against us alleging that we breached the license with the DVD CCA by developing RealDVD. The movie studios’ suit was subsequently transferred to the Northern District of California. On October 3, 2008, the movie studios obtained a temporary restraining order (TRO) requiring us to cease distribution of the RealDVD product. The TRO was extended on October 7, 2008. In April and May 2009, the Court is holding a preliminary injunction hearing to address the movie studios’ claim that RealDVD should not be sold pending a final judicial determination of the underlying claims between the parties and closing arguments are currently scheduled for late May 2009. We believe that RealDVD complies with the law, and we intend to vigorously defend the preliminary injunction request and, if necessary, pursue its declaratory judgment action.
     In June 2008, we initiated an arbitration action in Seattle, Washington against VeriSign, Inc., to seek resolution of disputes regarding the proper interpretation of an Alliance Agreement entered into between the parties dating back to 2001. VeriSign asserted various counterclaims against us, including claims that we breached the Alliance Agreement and tortiously interfered with VeriSign’s proposed sale of certain business units. On May 7, 2009, the Arbitrator issued a ruling denying our claims for relief and granting VeriSign’s claims, including VeriSign’s claim that we tortiously interfered with VeriSign’s proposed sale of certain business units. The Arbitrator did not determine any damages award as part of the ruling. A hearing to address potential damages is currently scheduled for May 27, 2009. While VeriSign may seek monetary damages that could be material to our financial results, we believe that a limitation of liability clause applies to any potential monetary damages claim that limits any such damages to an amount that would not have a material impact on our financial results. No assurance can be made as to the final outcome of the disputes until all rulings are final and all avenues of review have been exhausted. We intend to continue to defend ourselves vigorously with respect to this matter.
     On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including our partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. We agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that is claimed to be owed by our subsidiary, WiderThan. On August 27, 2007, our motion to transfer this matter to the District of New Jersey was granted. The parties have briefed claim construction, but the case has been stayed pending reexamination of the patents at issue. We dispute the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against our partners.
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates are still under appeal. Additionally, in a separate proceeding, the CRB held hearings to determine mechanical royalty rates associated with the statutory license for digital phonorecord deliveries, including tethered downloads. These rates have also been subject to industry-wide settlement negotiations. A partial settlement was reached with respect to on-demand streaming and tethered downloads between the Digital Media Association (DiMA), the Recording Industry Association of America (RIAA) and the National Music Publishers Association (NMPA), among others. This settlement was published by the CRB in an administrative judicial proceeding supervised by the U.S. Copyright Office. This settlement, with some modifications, is part of the CRB’s final determination as published in the Federal Register, but it may be appealed. In addition, the U.S. Copyright Office has raised legal challenges to the CRB’s final determination, creating some uncertainty as to the applicability of the settlement terms set forth in CRB’s final determination. Finally, we have been involved in a proceeding in the Southern District of New York to determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP and subsequently issued additional rulings. After working with ASCAP to make a final determination of amounts due under the court’s rulings, we reached a partial agreement with ASCAP on January 12, 2009. We believe we have sufficiently accrued for expected royalties under the agreement, but we plan to appeal some aspects of the court’s rulings that underlie the agreement, and the rulings remain subject to appeal and challenge by other participants
     In June 2003, a lawsuit was filed against the Company and Listen.com, Inc. (Listen) in federal district court for the Northern District of Illinois by Friskit, Inc. (Friskit), alleging that certain features of the Company’s and Listen’s products and services willfully infringe certain patents relating to searching and streaming media files. On July 26, 2007, the court granted the Company’s motion for summary judgment and invalidated all claims on grounds of obviousness. On January 12, 2009, the Federal Circuit affirmed the District Court’s dismissal of the suit and invalidation of all asserted claims.
     From time to time we are, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above and in Note 14 to the financial statements included in this report, even if not meritorious, could force us to spend significant financial and managerial resources. We are not aware of any other legal proceedings or claims that we believe we will have, individually or taken together, a material adverse effect on our business, prospects, financial condition or results of operations. However, we may incur substantial expenses in defending against third-party claims and certain pending claims are moving closer to trial. We expect that its potential costs of defending these claims may increase as the disputes move into the trial phase of the proceedings. In the event of a determination adverse to us, we may incur substantial monetary liability, and/or be required to change our business practices. Either of these could have a material adverse effect on our financial position and results of operations.
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
Risks Related to Our Music, Games and Media Software and Services Businesses
Our Music, Games and Media Software and Services businesses face substantial competitive and other challenges that may prevent us from being successful in, and negatively impact future growth in, those businesses.
     Many of our current and potential competitors in our Music, Games and Media Software and Services businesses have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. Our competitors across the breadth of our product lines in these businesses include a number of large and powerful companies, such as Apple, Amazon.com and Microsoft. To effectively compete in the markets for our Music, Games and Media Software and Services businesses, we may experience the following consequences, any of which would adversely affect our operating results and the trading price of our stock:
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
     In addition, we face the following risks relating to our Music, Games and Media Software and Services businesses:
     Music. Our online music services offered through our Rhapsody America joint venture with MTVN face significant competition from traditional offline music distribution competitors and from other online digital music services, as well as online theft or “piracy.” Some of these competing online services have spent substantial amounts on marketing and have received significant media attention, including Apple’s iTunes music download service, which it markets closely with its popular iPod line of portable digital audio players and its iPhone. Microsoft also offers premium music services in conjunction with its Windows Media Player and also markets a portable music player and related download software and music service called Zune. We also expect increasing competition from online retailers such as Amazon.com, online community websites such as MySpace.com and Facebook.com, as well as other providers of free, ad-supported music services, some of whom are successfully growing consumer awareness of their services. Our online music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access a wide variety of unlicensed content. Enforcement efforts have not effectively shut down these services and the ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours. To compete in this crowded market, we develop and work with partners to develop new and often unique marketing programs designed to build awareness of our music products and services and to attract subscribers. However, many of these marketing programs are unproven and may result in significant expenses we may not recoup due to the program’s failure to increase awareness or the number of subscribers to our music services. Rhapsody America may not be able to compete effectively in this highly competitive and rapidly evolving market, which may negatively impact the future growth of our Music business.
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
     Publishing royalty rates associated with music subscription services in the U.S. and abroad are not fully established and public performance licenses are negotiated individually with performance rights organizations (PROs). A court issued several rulings that set forth how royalties are to be calculated and address other matters relating to the application of the new rates to be paid to one of the PROs, the American Society of Composers, Authors and Publishers (ASCAP). After working with ASCAP to make a final determination of amounts owed under the court’s rulings, we reached a partial agreement with ASCAP on January 12, 2009. While we believe we have sufficiently accrued for expected royalties to be paid under the agreement, we plan to appeal some aspects of the court’s rulings that underlie the agreement, and the rulings remain subject to appeal and challenge by other participants. We also have license agreements to reproduce musical compositions with the Harry Fox Agency, an agency that represents music publishers, and with many independent music publishers as required in the creation and delivery of on-demand streams and tethered downloads, but these license agreements generally do not include final royalty rates. The license agreements anticipate industry-wide agreement on rates, which was reached among the Digital Media Association (DiMA), the Recording Industry Association of America (RIAA) and the National Music Publishers Association (NMPA), among others. This settlement was published by the Copyright Royalty Board (CRB) following an administrative judicial proceeding supervised by the U.S. Copyright Office. This settlement, with some modifications, is part of the CRB’s final determination as published in the Federal Register but it may be appealed. In addition, the U.S. Copyright Office has raised legal challenges to the CRB’s final determination, creating some uncertainty as to the application of the settlement terms set forth in CRB’s final determination. If terms of the settlement are modified or applied in a manner that we do not expect, we could incur increased expenses that could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined and may be higher than our current estimates.
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
     On September 30, 2008, we announced the availability of RealDVD, a PC application that allows consumers to store, manage and play their DVDs on their computers. On the same day, we filed a motion for declaratory judgment against the DVD Copy Control Association and Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros., Entertainment, Inc. and Viacom, Inc. seeking a determination that, among other things, our RealDVD product complies with the DVD Copy Control Association’s license agreement. Various movie studios filed suit against us alleging that RealDVD violates the Digital Millennium Copyright Act (DMCA) and also asked for and were granted a temporary restraining order preventing us from selling RealDVD until a full preliminary injunction hearing could be held. Although we believe that our RealDVD product fully complies with the DVD Copy Control Association’s license agreement and the DMCA, and enables consumers to exercise their legitimate, fair use rights to securely store DVD content on their hard drives, we may not ultimately prevail on our claims. These claims could be costly and time-consuming to assert and defend and could require us to pay significant litigation expenses or damages or result in a preliminary or permanent injunction against the sale of RealDVD, any of which would harm our operating results.
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
     Pursuant to the terms of the Rhapsody America limited liability company agreement, we have a right to purchase from MTVN, and MTVN has a right to require us to purchase, MTVN’s membership interest in Rhapsody America. These call and put rights are exercisable upon the occurrence of certain events and during certain periods in each of 2012, 2013 and 2014 and every two years thereafter and may be settled, in part, through the issuance of shares of our capital stock, subject to specified limitations. If a portion of the purchase price for MTVN’s membership interest is payable in shares of our capital stock, such shares could represent up to 15% of the outstanding shares of our common stock immediately prior to the transaction. In addition, we may also be obligated to issue shares of our non-voting stock representing up to an additional 4.9% of the outstanding shares of our common stock immediately prior to the transaction. If we pay a portion of the purchase price for MTVN’s membership interest in shares of our common stock and non-voting stock, our other shareholders’ voting and economic interests in us will be diluted, and MTVN will become one of our significant shareholders. In certain situations, if MTVN exercises its right to require us to purchase its membership interests in Rhapsody America, we may be required to pay MTVN a price that provides a return to MTVN that is higher than the appraised value of MTVN’s proportionate interest in Rhapsody America, and as a result, we would pay greater than fair value to acquire MTVN’s interest.
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
     The trading price for our common stock has been volatile, ranging from $1.97 to $7.61 per share during the 52-week period ended March 31, 2009. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:
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
     In accordance with SFAS 142, Goodwill and Other Intangible Assets, we are required to annually test goodwill and intangible assets with indefinite lives, including the goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that an impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. During the quarter ended December 31, 2008, we determined that the carrying value for our Games and Technology Products and Solutions reporting units exceeded their respective fair values, indicating that goodwill within each reporting unit was potentially impaired. As required, we initiated the second step of the goodwill impairment test for our Games and Technology Products and Solutions reporting units and determined that the implied fair value of goodwill for our Technology Products and Solutions and Games reporting units was less than the carrying value by approximately $97.0 million and $38.1 million, respectively, which was recorded as an impairment of goodwill during the quarter ended December 31, 2008. The impairment analysis of goodwill is based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant and sustained declines in our stock price and market capitalization, a significant decline in our expected future cash flows or a significant adverse change in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of our goodwill could result in the need to perform an impairment analysis in future interim periods which could result in a significant impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary period to period.We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible asset. Should the value of goodwill or other intangible assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.
An impairment in the carrying value of our long-lived assets could adversely affect our financial condition and results of operations.
     Long-lived assets consist primarily of equipment, software and leasehold improvements, as well as amortizable intangible assets acquired in business combinations. Long-lived assets are amortized on a straight line basis over their estimated useful lives. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amount of an asset is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future undiscounted cash flows. During the quarter ended December 31, 2008, we concluded that the net book value related to certain intangible assets exceeded the fair value attributable to such intangible assets. As a result, we recorded charges of $57.6 million as impairments of long-lived assets within our consolidated statements of operations and comprehensive income in 2008. No such impairments were recognized in either 2007 or 2006.
     The impairment analysis of long-lived assets is based upon estimates and assumptions relating to our future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of our long-lived assets could result in the need to perform an impairment analysis in future interim periods which could result in a significant impairment. While we believe our estimates and assumptions are reasonable, due to their complexity and subjectivity, these estimates and assumptions could vary period to period.
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
     From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. Currently we are investigating or litigating a variety of such pending claims, some of which are described in Note 14 to the financial statements included in this report.
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
     In May 2008, we announced our intention to separate our global Games business into an independent company and to distribute shares of the newly created games company to our shareholders. We also indicated that we may precede the spin-off with an initial public offering and sale of up to 20% of the shares of the new games company. In February 2009, we announced that we postponed work with our outside advisors, stopped external spending on the proposed transactions and wrote off the capitalized transaction-related costs in the fourth quarter of 2008. While we still intend to create a separate games company, current conditions do not support the separation transactions.
     In addition, our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our Games business. Even if we resume working with our outside advisors on the separation transactions, we may not complete the transactions, which are subject to a number of factors including market conditions, the final approval of our board of directors, the effectiveness of a registration statement, the receipt of a favorable letter ruling from the Internal Revenue Service and the execution of inter-company agreements. If the separation transactions are not completed, we and our shareholders will not realize the anticipated financial, operational and other benefits from such transactions.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3.	Default Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
As disclosed in our Current Report on Form 8-K filed with the SEC on May 4, 2009, we will reschedule our 2009 annual meeting of shareholders for later in the year.

Item 6.	Exhibits
Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description

10.1
Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.21 to RealNetworks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)

10.2
Form of MBO Plan Document under the RealNetworks, Inc. 2009 Executive Compensation Program (incorporated by reference from Exhibit 10.26 to RealNetworks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)

31.1
Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2009.

REALNETWORKS, INC.
By:	/s/ Michael Eggers
Michael Eggers
Title: Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1
Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.21 to RealNetworks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)

10.2
Form of MBO Plan Document under the RealNetworks, Inc. 2009 Executive Compensation Program (incorporated by reference from Exhibit 10.26 to RealNetworks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)

31.1
Certification of Robert Glaser, Chairman and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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