Form 10-Q
period 2009-06-30
REALNETWORKS INC
filed 2009-08-07
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of July 31, 2009 was 134,784,251.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$197,492	$232,968
Short-term investments	165,266	137,766
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	64,413	70,201
Deferred costs, current portion	6,111	4,026
Prepaid expenses and other current assets	36,699	34,599

Total current assets	469,981	479,560

Equipment, software, and leasehold improvements, at cost:
Equipment and software	143,374	135,788
Leasehold improvements	30,954	30,719

Total equipment, software, and leasehold improvements, at cost	174,328	166,507
Less accumulated depreciation and amortization	114,109	103,500

Net equipment, software, and leasehold improvements	60,219	63,007
Restricted cash equivalents and investments	14,600	14,742
Equity investments	22,384	18,582
Other assets	3,782	3,775
Deferred costs, non-current portion	6,980	6,120
Deferred tax assets, net, non-current portion	9,442	9,236
Other intangible assets, net	14,268	18,727
Goodwill	—	175,264

Total assets	$601,656	$789,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,666	$36,575
Accrued and other liabilities	117,445	118,688
Deferred revenue, current portion	39,816	39,835
Related party payable	6,930	13,155
Accrued loss on excess office facilities, current portion	4,214	4,317

Total current liabilities	203,071	212,570
Deferred revenue, non-current portion	2,003	1,961
Accrued loss on excess office facilities, non-current portion	1,010	2,893
Deferred rent	4,564	4,614
Deferred tax liabilities, net, non-current portion	811	1,379
Other long-term liabilities	11,475	11,660

Total liabilities	222,934	235,077

Noncontrolling interest in Rhapsody America	3,627	378
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 134,772 shares in 2009 and 134,354 shares in 2008	135	134
Additional paid-in capital	659,550	642,705
Accumulated other comprehensive loss	(43,573)	(48,729)
Retained deficit	(241,017)	(40,552)

Total shareholders’ equity	375,095	553,558

Total liabilities and shareholders’ equity	$601,656	$789,013

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue (A)	$135,725	$152,648	$276,498	$300,211
Cost of revenue (B)	55,614	55,645	111,635	111,038

Gross profit	80,111	97,003	164,863	189,173

Operating expenses:
Research and development	28,923	29,065	57,482	54,071
Sales and marketing	42,273	53,054	85,958	106,650
Advertising with related party	6,865	9,240	14,288	16,580
General and administrative	19,338	18,337	42,169	35,421
Impairment of goodwill	175,583	—	175,583	—
Restructuring and other charges	—	—	794	686

Total operating expenses, net	272,982	109,696	376,274	213,408

Operating loss	(192,871)	(12,693)	(211,411)	(24,235)

Other income (expenses):
Interest income, net	754	3,375	1,937	8,333
Equity in net loss of investments	(269)	(107)	(924)	(198)
Gain on sale of equity investments, net	68	222	205	222
Gain on sale of interest in Rhapsody America	—	3,371	—	7,097
Other income, net	(449)	50	406	818

Other income, net	104	6,911	1,624	16,272

Loss before income taxes	(192,767)	(5,782)	(209,787)	(7,963)
Income taxes	(1,210)	(3,700)	(2,759)	(7,708)

Net loss	(193,977)	(9,482)	(212,546)	(15,671)
Net loss attributable to noncontrolling interest in Rhapsody America	5,648	8,177	12,081	16,792

Net income (loss) attributable to common shareholders	$(188,329)	$(1,305)	$(200,465)	$1,121

Basic net income (loss) per share available to common shareholders	$(1.40)	$(0.01)	$(1.51)	$0.01
Diluted net income (loss) per share available to common shareholders	$(1.40)	$(0.01)	$(1.51)	$0.01
Shares used to compute basic net income (loss) per share available to common shareholders	134,420	142,905	134,394	142,946
Shares used to compute diluted net income (loss) per share available to common shareholders	134,420	142,905	134,394	156,000
Comprehensive income (loss):
Net loss	$(193,977)	$(9,482)	$(212,546)	$(15,671)
Unrealized holding losses (gains) on short-term and equity investments, net of income taxes	5,760	145	3,938	(289)
Foreign currency translation gains (losses)	9,207	(12,269)	1,218	(20,331)

Comprehensive loss	(179,010)	(21,606)	(207,390)	(36,291)
Comprehensive loss attributable to noncontrolling interest	5,648	8,177	12,081	16,792

Comprehensive loss attributable to common shareholders	$(173,362)	$(13,429)	$(195,309)	$(19,499)

(A) Components of net revenue:
License fees	$24,389	$28,613	$50,568	$54,368
Service revenue	111,336	124,035	225,930	245,843

	$135,725	$152,648	$276,498	$300,211

(B) Components of cost of revenue:
License fees	$9,869	$10,614	$19,115	$20,002
Service revenue	45,745	45,031	92,520	91,036

	$55,614	$55,645	$111,635	$111,038

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(212,546)	$(15,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,522	25,701
Stock-based compensation	10,818	11,520
(Gain) loss on disposal of equipment, software, and leasehold improvements	(34)	182
Equity in net loss of investments	924	198
Gain on sale of equity investments, net	(205)	(222)
Impairment of goodwill	175,583	—
Excess tax benefit from stock option exercises	(9)	(88)
Accrued loss on excess office facilities	(1,986)	(1,592)
Deferred income taxes	(682)	(2,138)
Gain on sale of interest in Rhapsody America	—	(7,097)
Accrued restructuring and other charges	(3,675)	—
Other	24	89
Net change in certain operating assets and liabilities, net of acquisitions:
Trade accounts receivable	5,716	14,614
Prepaid expenses and other assets	(2,268)	(17,606)
Accounts payable	(2,043)	(24,367)
Accrued and other liabilities	(3,380)	(11,801)

Net cash used in operating activities	(18,241)	(28,278)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(7,608)	(15,231)
Purchases of short-term investments	(66,192)	(95,671)
Proceeds from sales and maturities of short-term investments	38,692	68,741
Decrease in restricted cash equivalents and investments, net	141	839
Payment of acquisition costs, net of cash acquired	(3,154)	(10,164)
Purchase of equity investments	(2,000)	—
Proceeds from sales of equity investments	205	1,225

Net cash used in investing activities	(39,916)	(50,261)

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	819	6,041
Excess tax benefit from stock option exercises	9	88
Net proceeds from sales of interest in Rhapsody America	19,537	14,607
Repurchase of common stock	—	(681)

Net cash provided by financing activities	20,365	20,055

Effect of exchange rate changes on cash and cash equivalents	2,316	(2,408)

Net decrease in cash and cash equivalents	(35,476)	(60,892)
Cash and cash equivalents, beginning of period	232,968	476,697

Cash and cash equivalents, end of period	$197,492	$415,805

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$5,942	$—
Cash paid for income taxes	$3,336	$8,341
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Six Months Ended June 30, 2009 and 2008
Note 1. Summary of Significant Accounting Policies
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
     Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to 2009 and 2008 amounts to conform to the current presentation. The Company has evaluated subsequent events through the date and time the financial statements were issued on August 6, 2009.
     On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody America) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody America as of June 30, 2009. Rhapsody America’s financial position and operating results have been consolidated into RealNetworks’ financial statements since its formation in August 2007. The noncontrolling interest’s proportionate share of income (loss) is included in noncontrolling interest in Rhapsody America in the unaudited condensed consolidated statements of operations and comprehensive income (loss). MTVN’s proportionate share of equity is included in noncontrolling interest in Rhapsody America in the unaudited condensed consolidated balance sheets.
     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2009. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
     Noncontrolling Interests. The Company records noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest partners in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), SFAS 160, and EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (EITF D-98). Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow the Company’s historical disclosure only policy for the redemption feature, and the current redemption amount of the redeemable noncontrolling interests is disclosed in Note 4. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income (loss) attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Noncontrolling interest expense (benefit) is included within the condensed consolidated statements of operations and comprehensive income (loss) for the quarters and six months ended June 30, 2009 and 2008.
     As of June 30, 2009 and December 31, 2008, the Company’s noncontrolling interests solely related to redeemable noncontrolling interests in Rhapsody America. See Note 4 for further discussion of the redeemable noncontrolling interest treatment.
Note 2. Recent Accounting Pronouncements
     With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter and six months ended June 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance to the Company.
Adopted Accounting Pronouncements
     Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141(R), any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through goodwill. The adoption of SFAS 141(R) had no impact on the Company’s consolidated financial statements as of, and for the quarter and six months ended June 30, 2009.
     Effective January 1, 2009, the Company adopted, FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition as of, and for the quarter and six months ended June 30, 2009.
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
     Effective for the quarter ending June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.
     Effective for the quarter ending June 30, 2009, the Company adopted FSP No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and 124-2). FSP 115-2 and 124-2 provides new guidance on the recognition and presentation of an other-than-temporary impairments, as well as extends certain annual disclosure requirements to interim periods. The adoption did not have a material impact on the Company’s financial position or results of operations.
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

     The fair value of options granted was determined using the Black-Scholes model and the following weighted-average assumptions:

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.76%	2.96%	1.64%	2.61%
Expected life (years)	4.2	4.2	4.2	4.2
Volatility	63%	45%	63%	45%
     Recognized stock-based compensation expense is as follows (in thousands):

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$363	$662	$993	$896
Research and development	2,234	2,146	4,058	4,059
Sales and marketing	1,199	1,433	2,265	3,341
General and administrative	1,800	1,790	3,502	3,224

Total stock-based compensation expense	$5,596	$6,031	$10,818	$11,520

     No stock-based compensation was capitalized as part of the cost of an asset during the quarters or six months ended June 30, 2009 or 2008. As of June 30, 2009, $26.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options, is expected to be recognized over a weighted-average period of 2.2 years.
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

Effective January 1, 2009, the Company adopted SFAS 160 which requires the appreciation of gains on the sale of non-controlling interest to be recorded as an equity transaction. Prior to the adoption of SFAS 160, the Company elected to recognize any such gain in the consolidated statement of operations in accordance with SAB 51. MTVN made payments of $7.2 million and $14.4 million during the quarter and six months ended June 30, 2008, respectively. As a result, RealNetworks realized and recorded gains in the condensed consolidated statements of operations for the quarter and six months ended June 30, 2008 of $3.7 million and $7.3 million, respectively, as all of the SAB 51 gain criteria were met. During the quarter and six months ended June 30, 2009, MTVN made payments of $6.9 million and $14.5 million, respectively, for which the sale of ownership interests in Rhapsody America have been reflected as an equity transaction and $3.5 million and $7.4 million, respectively, have been recorded directly to shareholders’ equity. As of June 30, 2009, $84.0 million in payments have been made on the note since the formation of Rhapsody America.

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
     The hypothetical current redemption price of MTVN’s interest in Rhapsody America under the put right at June 30, 2009 before consideration of the remaining payments due on the note was approximately $27.1 million. The current redemption price has been adjusted under the formula in the limited liability agreement for the remaining outstanding amounts due of $129.8 million on the note payable as of June 30, 2009. The Company has elected to accrete any excess of the redemption value over the carrying amount as an adjustment to income attributable to common shareholders and has adjusted earnings per share for the current quarter’s accretion of the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature. For the quarter and six months ended June 30, 2009, the Company increased the noncontrolling interest on the Condensed Consolidated Balance Sheets by $0.4 million and $1.8 million, respectively, which was an adjustment to income attributable to common shareholders for the purposes of calculating earnings per share. See Note 13, Earnings Per Share, for more information on this item. For 2008, this amount was nominal to the condensed consolidated financial statements.

Noncontrolling interest rollforward
     Activity in noncontrolling interest and equity attributable to common shareholders is as follows (in thousands):

	Noncontrolling interest	Total Equity
Balances, December 31, 2007	$19,613	$875,104
Net income (loss)	(16,792)	1,121
Contribution and other transactions with owners	8,110	—
Unrealized holding losses on short-term and equity investments, net of taxes	—	(289)
Foreign currency translation losses	—	(20,331)
Stock-based transactions and compensation expense, net of taxes	—	16,105

Balances, June 30, 2008	$10,931	$871,710

	Noncontrolling interest	Total Equity
Balances, December 31, 2008	$378	$553,558
Net loss	(12,081)	(200,465)
Contribution and other transactions with owners	13,475	7,237
Accretion of MTVN’s equity interest in Rhapsody Amercia	5	(5)
Accretion of MTVN’s preferred return in Rhapsody Amercia	1,850	(1,850)
Unrealized holding losses on short-term and equity investments, net of taxes	—	3,938
Foreign currency translation losses	—	1,218
Stock-based transactions and compensation expense, net of taxes	—	11,464

Balances, June 30, 2009	$3,627	$375,095

Note 5. Fair Value Measurements
     Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement (SFAS 157), for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. Effective the quarter ended March 31, 2009, the Company implemented SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations as of and for the quarter and six months ended June 30, 2009; however, SFAS 157 could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.
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

Items Measured at Fair Value on a Recurring Basis
     The following table presents information about the Company’s financial assets that have been measured at fair value (in thousands) on a recurring basis as of June 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Fair Value Measurements as of
	June 30, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents
Money market funds	$143,051	$143,051	$—	$—
Short-term investments
Corporate notes and bonds	90,912	90,912	—	—
U.S. government agency securities	74,354	74,354	—	—
Equity investments
Publicly traded investments	16,630	16,630	—	—

Total	$324,947	$324,947	$—	$—

	Fair Value Measurements as of
	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents
Money market funds	$157,063	$157,063	$—	$—
U.S. government agency securities	4,292	4,292	—	—
Short-term investments
U.S. government agency securities	84,330	84,330	—	—
Corporate notes and bonds	53,436	53,436	—	—
Equity investments
Publicly traded investments	13,903	13,903	—	—

Total	$313,024	$313,024	$—	$—

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
Items Measured at Fair Value on a Nonrecurring Basis
     Certain assets and liabilities of the Company are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The Company performed a valuation of its goodwill as of June 30, 2009 using Level 3 inputs and recorded goodwill impairment charges of $175.6 million during the quarter and six months ended June 30, 2009. See “Note 10. Goodwill” for a description of the inputs, valuation techniques and other information used to determine the fair value of the Company’s goodwill as of June 30, 2009 and the related impairments.
Note 6. Cash, Cash Equivalents, Trading Securities, Short-Term Investments, and Restricted Cash Equivalents and Investments
     Cash, cash equivalents, trading securities, short-term investments, and restricted cash equivalents and investments as of June 30, 2009 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$54,441	$—	$—	$54,441
Money market mutual funds	143,051	—	—	143,051

Total cash and cash equivalents:	197,492	—	—	197,492

Short-term investments:
Corporate notes and bonds	90,281	1,021	(390)	90,912
U.S. Government agency securities	74,263	130	(39)	74,354

Total short-term investments:	164,544	1,151	(429)	165,266

Total cash, cash equivalents and short-term investments	$362,036	$1,151	$(429)	$362,758

Restricted cash equivalents and investments	$14,600	$—	$—	$14,600

     Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2008 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$71,613	$—	$—	$71,613
Money market mutual funds	156,803	260	—	157,063
U.S. government agency securities	4,203	89	—	4,292

Total cash and cash equivalents	232,619	349	—	232,968

Short-term investments:
Corporate notes and bonds	54,685	154	(1,403)	53,436
U.S. Government agency securities	83,920	410	—	84,330

Total short-term investments	138,605	564	(1,403)	137,766

Total cash, cash equivalents, and short-term investments	$371,224	$913	$(1,403)	$370,734

Restricted cash equivalents	$14,742	$—	$—	$14,742

     At June 30, 2009 and December 31, 2008, restricted cash equivalents and investments represent cash equivalents and short-term investments pledged as collateral against two letters of credit for a total of $14.6 million and $14.7 million, respectively, in connection with two lease agreements.
     Realized gains or losses on sales of available-for-sale securities for the quarters and six months ended June 30, 2009 and 2008 were not significant.
     Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.
     The contractual maturities of available-for-sale investments at June 30, 2009 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Within one year	$57,345	$57,484
Between one year and five years	105,664	106,250
Between five years and fifteen years	1,535	1,532

Total available-for-sale investments	$164,544	$165,266

Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns
     Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful
	Accounts	Sales
	Receivable	Returns
Balances, December 31, 2008	$3,532	$1,099
Additions charged to expenses	504	845
Amounts written off	(1,778)	(888)

Balances, June 30, 2009	$2,258	$1,056

     Two customers accounted for 23% and 10% of trade accounts receivable, respectively, as of June 30, 2009. As of December 31, 2008, one customer accounted for 20% of trade accounts receivable. No one customer accounted for more than 10% of total revenue during the quarters and six months ended June 30, 2009 and 2008.
Note 8. Equity Investments
     As of June 30, 2009 and December 31, 2008, the carrying value of equity investments in publicly traded companies primarily relates to J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These equity investments are accounted for as available-for-sale. The market for these investments is relatively limited and the share price is volatile. Although the carrying value of the total equity investments was $22.4 million at June 30, 2009, there can be no assurance that any gain can be realized through the disposition of these shares.

     Summary of equity investments is as follows (in thousands):

	June 30, 2009		December 31, 2008
		Carrying		Carrying
	Cost	Value	Cost	Value
Publicly traded investments	$10,765	$16,630	$10,765	$13,903
Privately held investments	7,364	5,754	5,695	4,679

Total equity investments	$18,129	$22,384	$16,460	$18,582

Note 9. Other Intangible Assets
     Other intangible assets at June 30, 2009 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$34,011	$23,877	$10,134
Developed technology	28,681	25,355	3,326
Patents, trademarks and tradenames	6,407	6,248	159
Service contracts and other	5,859	5,210	649

Total other intangible assets	$74,958	$60,690	$14,268

     Other intangible assets at December 31, 2008 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$34,004	$21,705	$12,299
Developed technology	28,673	23,849	4,824
Patents, trademarks and tradenames	8,556	7,176	1,380
Service contracts and other	3,711	3,487	224

Total other intangible assets	$74,944	$56,217	$18,727

     Amortization expense related to other intangible assets during the quarter and six months ended June 30, 2009 was $2.2 million and $4.5 million, respectively. Amortization expense related to other intangible assets during the quarter and six months ended June 30, 2008 was $6.9 million and $13.9 million, respectively.
     As of June 30, 2009, estimated future amortization of other intangible assets is as follows (in thousands):

2009 (remaining six months)	$4,073
2010	4,383
2011	2,156
2012	1,924
2013	1,495
Thereafter	237

Total	$14,268

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairments to long-lived assets during the quarters and six months ended June 30, 2009 or 2008.
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

Note 10. Goodwill
     Changes in goodwill are as follows (in thousands):

Balance, December 31, 2008	$175,264
Effects of foreign currency translation	319
Impairment of goodwill	(175,583)

Balance, June 30, 2009	$—

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
     The Company considered whether a triggering event had occurred during the quarter ended June 30, 2009 in assessing whether an interim impairment analysis of goodwill was warranted. The Company noted its market capitalization, before adjusting for a reasonable control premium, was below its carrying value. In addition, the Company noticed that the trading price per share of the Company’s common stock had negatively diverged from the broader market during 2009. The Company also noted, more broadly, a continuation of macroeconomic instability in general as well as continued illiquidity in the overall credit market. As a result, the Company concluded that due to the sustained divergence in the Company’s market capitalization and the continued macroeconomic instability, an interim impairment analysis of goodwill as of June 30, 2009 was warranted.
     To estimate the fair value of the reporting units for step one, the Company utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions and estimates for, among other things, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, growth rates and long term discount rates, all of which require significant judgments by management. The market approaches derive fair values by benchmarking metrics and transactions of companies that are comparable to the Company.
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
     In performing step one, it was determined that the carrying value for each of the Company’s reporting units; Music, Technology Products and Solutions, Games, and Media Software and Services exceeded their respective fair values, indicating that goodwill within each reporting unit was potentially impaired. The Company also performed a market capitalization reconciliation to ensure that the resulting outputs of the test and the total Company fair value were reasonable. As required, the Company initiated the second step of the goodwill impairment test for each of the reporting units. The Company determined that the implied fair value of goodwill was zero for each of its reporting units. As a result, the Music, Technology Products and Solutions, Games, and Media Software and Services reporting units recorded impairments of $37.0 million, $50.5 million, $41.2 million and $46.8 million, respectively during the quarter ended June 30, 2009. No impairments were recognized in either the quarter or six months ended June 30, 2008.

Note 11. Accrued and Other Liabilities
     Accrued and other liabilities consist of (in thousands):

	June 30,	December 31,
	2009	2008
Royalties and other fulfillment costs	$54,921	$55,247
Employee compensation, commissions and benefits	21,778	21,679
Sales, VAT and other taxes payable	15,414	16,801
Legal fees and contingent legal fees	5,734	3,290
Other	19,598	21,671

Total	$117,445	$118,688

Note 12. Loss on Excess Office Facilities
     The accrued loss of $5.2 million for estimated future losses on excess office facilities located near the Company’s corporate headquarters in Seattle Washington at June 30, 2009, is shown net of expected future sublease income of $3.5 million, which was committed under sublease contracts at the time of the estimate. The Company regularly evaluates the market for office space in the cities where it has operations. If the market for such space declines further in future periods, the Company may have to revise its estimates further, which may result in additional losses on excess office facilities.
     A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2008	$7,210
Less amounts amortized from the accrued loss on excess office facilities	(1,986)

Accrued loss on excess office facilities, June 30, 2009	5,224
Less current portion	(4,214)

Accrued loss on excess office facilities, non-current portion	$1,010

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss) available to common shareholders:
Net income (loss) attributable to common shareholders	$(188,329)	$(1,305)	$(200,465)	$1,121
Less accretion of MTVN’s preferred return in Rhapsody America	(416)	—	(1,850)	—

Net income (loss) available to common shareholders	$(188,745)	$(1,305)	$(202,315)	$1,121

Weighted average common shares outstanding used to compute basic net income (loss) per share available to common shareholders	134,420	142,905	134,394	142,946
Dilutive potential common shares:
Stock options and restricted stock	—	—	—	2,304
Convertible debt	—	—	—	10,750

Shares used to compute diluted net income (loss) per share available to common shareholders	134,420	142,905	134,394	156,000

Basic net income (loss) per share available to common shareholders	$(1.40)	$(0.01)	$(1.51)	$0.01
Diluted net income (loss) per share available to common shareholders	$(1.40)	$(0.01)	$(1.51)	$0.01
     During the quarter and six months ended June 30, 2009, 38.7 million and 38.9 million shares of common stock, respectively, potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect. During the quarter and six months ended June 30, 2008, 32.8 million and 33.1 million shares of common stock, respectively, potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect.
Note 14. Commitments and Contingencies
     Borrowing Arrangements. The Company’s subsidiary, WiderThan, has entered into lines of credit with two Korean domestic banks with an aggregate maximum available limit of $1.6 million at interest rates of approximately 2.9% over the rate earned on the underlying deposits. During the quarter and six months ended June 30, 2009, the Company did not draw on these lines of credit and there were no balances outstanding as of June 30, 2009 or December 31, 2008.
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
     The Company’s subsidiary, WiderThan, has a letter of credit of up to $1.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April), which bears interest at 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the quarter and six months ended June 30, 2009, the Company did not draw on the letter of credit and there was no balance outstanding as of June 30, 2009 or December 31, 2008.
     The Company’s subsidiary, WiderThan, has purchase guarantees amounting to $0.8 million from Seoul Guarantee Insurance which guarantees payments for one year under certain supply contracts the Company has with a customer in Korea.
     Litigation. On June 29, 2009, MCS Music America, Inc. (MCS Music), and other plaintiffs for whom MCS Music administers copyrights, filed suit for copyright infringement against the Company, Yahoo! Inc. and Microsoft Corporation in U.S. District Court for the Middle District of Tennessee. The complaint asserts that the Company’s Rhapsody music service offers certain compositions for distribution without a license and asks for statutory damages for willful infringement of the copyrights relating to those compositions. The Company disputes the plaintiffs’ allegations in this action and intends to vigorously defend itself, including by pursuing the potential availability of contractual indemnification rights.
     On September 30, 2008, the Company filed a declaratory action against Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros. Entertainment, Inc., Viacom, Inc. (collectively, the “Studios”) and the DVD Copy Control Association (DVD CCA) in the Northern District of California relating to the Company’s RealDVD product (the “RealDVD Litigation”), which, among other things, allows consumers to securely store DVD content on their hard drives. On the same day, various movie studios filed suit against the Company in the Central District of California. The Company’s suit asks the court to find that the RealDVD product does not breach the license agreement that the Company entered into with the DVD CCA. The movie studios’ suit alleges that by offering the RealDVD product, RealNetworks has violated the Digital Millennium Copyright Act. The DVD CCA has filed a counterclaim against the Company alleging that the Company breached its license with the DVD CCA by developing RealDVD. The movie studios’ suit was subsequently transferred to the Northern District of California. On October 3, 2008, the movie studios obtained a temporary restraining order (TRO) requiring the Company to cease distribution of its RealDVD product. The TRO was extended on October 7, 2008. In April and May 2009, the Court held a preliminary injunction hearing to address the movie studios’ claim that RealDVD should not be sold pending a final judicial determination of the underlying claims between the parties. The Company is currently awaiting the District Court’s decision regarding the preliminary injunction. The Company believes that RealDVD complies with the law, and the Company intends to vigorously defend the preliminary injunction request and, if necessary, pursue its declaratory judgment action.
     On May 13, 2009, the Company moved to amend its complaint against the Studios in the RealDVD Litigation to add claims that the Studios and DVD CCA conspired to violate, and have violated, state and federal antitrust laws by, among other things, unlawfully eliminating competition in the market for technology that enables a consumer to make a lawful, secure backup copy of a DVD. The Company has filed similar counterclaims against the DVD CCA. In both instances, the Company is seeking injunctive relief to stop the anticompetitive activity, and has also asked for monetary damages. The Company’s motion to amend has not yet been ruled on by the Court, but the motion is unopposed by the Studios. On June 29, 2009, the DVD CCA moved to dismiss the Company’s antitrust counterclaims. The hearing on that motion is currently set for September 14, 2009.

     In June 2008, the Company initiated an arbitration action in Seattle, Washington against VeriSign, Inc., to seek resolution of disputes regarding the proper interpretation of an Alliance Agreement entered into between the parties dating back to 2001. VeriSign asserted various counterclaims against the Company, including claims that the Company breached the Alliance Agreement and tortiously interfered with VeriSign’s proposed sale of certain business units. On May 7, 2009, the Arbitrator issued a ruling denying the Company’s claims for relief and granting VeriSign’s claims, including VeriSign’s claim that the Company tortiously interfered with VeriSign’s proposed sale of certain business units. Subsequent to that ruling, the Arbitrator has further ruled that the limitation of liability clause contained in the Alliance Agreement does not apply to the potential damages VeriSign incurred. In response, VeriSign has filed an amended statement of damages seeking a material amount in damages. A hearing to address VeriSign’s claimed damages began on July 13, 2009 and was adjourned on July 15th. On September 8, 2009, the Arbitrator will consider whether to hear further evidence. The Company continues to believe that the limitation of liability clause in the Alliance Agreement should apply to limit the amount of VeriSign’s claimed monetary damages and that the Arbitrator does not have jurisdiction over tort claims. No assurance can be made as to the final outcome of the disputes until all rulings are final and all avenues of review have been exhausted, but the Company could ultimately be required to pay damages to VeriSign in an amount that may be material to its financial condition and results of operations. The Company intends to continue to defend itself vigorously with respect to this matter.
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
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates were appealed and then affirmed by the D.C. Circuit Court of Appeals on July 10, 2009, except with respect to the minimum royalty rate per station, which has been remanded to the CRB. Additionally, in a separate proceeding, the CRB held hearings to determine mechanical royalty rates associated with the statutory license for digital phonorecord deliveries, including streams and tethered downloads. These rates have also been subject to industry-wide settlement negotiations. A partial settlement was reached with respect to on-demand streaming and tethered downloads between the Digital Media Association (DiMA), the Recording Industry Association of America (RIAA) and the National Music Publishers Association (NMPA). This settlement, along with CRB’s determination on rates for full downloads, physical products and ringtones, was published by the CRB, and after some modifications by the U.S. Copyright Office, was collectively published as the CRB’s final determination in the Federal Register. The rate for ringtones and the imposition of a late fee on certain royalty payments contained in the final determination have been appealed by the RIAA. Finally, the Company has been involved in a proceeding in the Southern District of New York to determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP and subsequently issue additional rulings. After working with ASCAP to make a final determination of amounts due under the court’s rulings, the Company reached a partial agreement with ASCAP on January 12, 2009. The Company believes it has sufficiently accrued for expected royalties under the agreement, but the Company plans to appeal some aspects of the court’s rulings that underlie the agreement, and the rulings remain subject to appeal and challenge by other participants.
     From time to time the Company is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company is not aware of any other legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third-party claims and certain pending claims are moving closer to trial. The Company expects that its potential costs of defending these claims may increase as the disputes move into the trial phase of the proceedings. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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
     Segment net income (loss) attributable to common shareholders for the quarter ended June 30, 2009 is as follows (in thousands):

			Media
			Software and	Technology Products	Reconciling
	Music	Games	Services	and Solutions	Amounts	Consolidated
Net revenue	$40,452	$29,774	$19,291	$46,208	$—	$135,725
Cost of revenue	24,945	8,801	2,590	19,278	—	55,614

Gross profit	15,507	20,973	16,701	26,930	—	80,111
Impairment of goodwill	37,029	41,247	46,776	50,531	—	175,583
Other operating expenses	26,673	26,761	18,417	25,512	36	97,399

Operating income (loss)	(48,195)	(47,035)	(48,492)	(49,113)	(36)	(192,871)
Total non-operating income, net	—	—	—	—	104	104

Income (loss) before income taxes	(48,195)	(47,035)	(48,492)	(49,113)	68	(192,767)
Income taxes	—	—	—	—	(1,210)	(1,210)

Net income (loss)	(48,195)	(47,035)	(48,492)	(49,113)	(1,142)	(193,977)

Net income (loss) attributable to noncontrolling interest in Rhapsody America	5,648	—	—	—	—	5,648

Net income (loss) attributable to common shareholders	$(42,547)	$(47,035)	$(48,492)	$(49,113)	$(1,142)	$(188,329)

     Segment net income (loss) attributable to common shareholders for the six months ended June 30, 2009 is as follows (in thousands):

			Media
			Software and	Technology Products	Reconciling
	Music	Games	Services	and Solutions	Amounts	Consolidated
Net revenue	$84,505	$62,597	$39,609	$89,787	$—	$276,498
Cost of revenue	52,245	17,365	6,297	35,728	—	111,635

Gross profit	32,260	45,232	33,312	54,059	—	164,863
Impairment of goodwill	37,029	41,247	46,776	50,531	—	175,583
Other operating expenses	56,490	53,912	38,366	51,849	74	200,691

Operating income (loss)	(61,259)	(49,927)	(51,830)	(48,321)	(74)	(211,411)
Total non-operating income, net	—	—	—	—	1,624	1,624

Income (loss) before income taxes	(61,259)	(49,927)	(51,830)	(48,321)	1,550	(209,787)
Income taxes	—	—	—	—	(2,759)	(2,759)

Net income (loss)	(61,259)	(49,927)	(51,830)	(48,321)	(1,209)	(212,546)

Net income (loss) attributable to noncontrolling interest in Rhapsody America	12,081	—	—	—	—	12,081

Net income (loss) attributable to common shareholders	$(49,178)	$(49,927)	$(51,830)	$(48,321)	$(1,209)	$(200,465)

     Segment net income (loss) attributable to common shareholders for the quarter ended June 30, 2008 is as follows (in thousands):

			Media
			Software	Technology Products	Reconciling
	Music	Games	and Services	and Solutions	Amounts	Consolidated
Net revenue	$37,170	$34,945	$29,238	$51,295	$—	$152,648
Cost of revenue	20,693	10,655	3,707	20,590	—	55,645

Gross profit	16,477	24,290	25,531	30,705	—	97,003
Operating expenses	32,652	28,424	15,605	32,778	237	109,696

Operating income (loss)	(16,175)	(4,134)	9,926	(2,073)	(237)	(12,693)
Total non-operating income, net	3,371	—	—	—	3,540	6,911

Income (loss) before income taxes	(12,804)	(4,134)	9,926	(2,073)	3,303	(5,782)
Income taxes	—	—	—	—	(3,700)	(3,700)

Net income (loss)	(12,804)	(4,134)	9,926	(2,073)	(397)	(9,482)

Net income (loss) attributable to noncontrolling interest in Rhapsody America	8,177	—	—	—	—	8,177

Net income (loss) attributable to common shareholders	$(4,627)	$(4,134)	$9,926	$(2,073)	$(397)	$(1,305)

     Segment net income (loss) attributable to common shareholders for the six months ended June 30, 2008 is as follows (in thousands):

			Media
			Software	Technology Products	Reconciling
	Music	Games	and Services	and Solutions	Amounts	Consolidated
Net revenue	$75,249	$66,743	$55,647	$102,572	$—	$300,211
Cost of revenue	42,212	19,292	7,683	41,851	—	111,038

Gross profit	33,037	47,451	47,964	60,721	—	189,173
Operating expenses	66,258	51,355	30,348	64,973	474	213,408

Operating income (loss)	(33,221)	(3,904)	17,616	(4,252)	(474)	(24,235)
Total non-operating income, net	7,097	—	—	—	9,175	16,272

Income (loss) before income taxes	(26,124)	(3,904)	17,616	(4,252)	8,701	(7,963)
Income taxes	—	—	—	—	(7,708)	(7,708)

Net income (loss)	(26,124)	(3,904)	17,616	(4,252)	993	(15,671)

Net income (loss) attributable to noncontrolling interest in Rhapsody America	16,792	—	—	—	—	16,792

Net income (loss) attributable to common shareholders	$(9,332)	$(3,904)	$17,616	$(4,252)	$993	$1,121

     The Company’s customers consist primarily of end users located in the U.S., Europe and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
United States	$90,685	$100,898	$187,351	$200,067
Europe	23,469	27,196	46,134	51,363
Rest of the World	21,571	24,554	43,013	48,781

Total net revenue	$135,725	$152,648	$276,498	$300,211

     Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	June 30,	December 31,
	2009	2008
United States	$56,394	$163,730
Republic of Korea	8,156	51,508
Europe	7,128	37,315
Rest of the World	2,809	4,445

Total long-lived assets	$74,487	$256,998

     Net assets by geographic location are as follows (in thousands):

	June 30,	December 31,
	2009	2008
United States	$323,136	$437,565
Republic of Korea	26,401	64,824
Europe	18,424	45,845
Rest of the World	7,134	5,324

Total net assets	$375,095	$553,558

     Goodwill is assigned to the Company’s segments as follows (in thousands):

	June 30,	December 31,
	2009	2008
Music	$—	$37,029
Games	—	41,526
Media Software and Services	—	46,776
Technology products and solutions	—	49,933

Total goodwill	$—	$175,264

Note 16. Related Party Transactions
     Transactions with MTVN. As part of the formation of Rhapsody America, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. In February 2009, RealNetworks and MTVN signed an amendment to the Rhapsody America venture agreement which reduced the amount payable under the MTVN note to $213.8 million over the original five-year term. During the quarter and six months ended June 30, 2009, Rhapsody America received $6.9 million and $14.5 million in cash as note payments and spent $6.9 million and $14.3 million, respectively, in advertising with MTVN. During the quarter and six months ended June 30, 2008, Rhapsody America received $7.2 million and $14.4 million in cash as note payments and spent $9.2 million and $16.6 million, respectively, in advertising with MTVN.
     The Company also agreed to grant options to acquire shares of RealNetworks, Inc. common stock to Rhapsody America employees as part of the venture with MTVN and has included the expense associated with these options in its statement of operations and comprehensive income. MTVN’s share of the expense associated with the stock options granted to Rhapsody America employees is calculated based on its ownership percentage and is billed directly by the Company to MTVN under a separate agreement. The Company charged $0.1 million and $0.4 million to MTVN during the quarter and six months ended June 30, 2009, respectively, related to stock options expense incurred during those periods. The Company charged $0.2 million to MTVN during the quarter and six months ended June 30, 2008, related to stock options expense incurred during those periods.

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
     Transactions with LoEn Entertainment, Inc. During the fourth quarter of 2008, the Company paid $9.9M to acquire approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). The Company paid market price for approximately 2.8 million common shares of LoEn which are traded on the Korean Securities Dealers Automated Quotations. The Company’s investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting gains/losses recognized in equity as unrealized holding gains/losses on investment. During the quarter and six months ended June 30, 2009, the Company recorded revenue from LoEn of approximately $3.5 million and $5.9 million, respectively. This revenue consisted primarily of sales of application service provider services, which includes sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, RealNetworks also recorded accounts receivable of approximately $3.4 million as of June 30, 2009. Accounts payable and cost of revenue balances as of and for the quarter and the six months ended June 30, 2009 were nominal.
Note 17. Repurchase of Common Stock
     In May 2008, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to an aggregate of $50.0 million of its outstanding common stock. During the quarter ended June 30, 2008, the Company purchased 0.2 million shares of its common stock at an average cost of $6.87 per share for an aggregate value of $1.5 million. There were no shares repurchased during the quarter and six months ended June 30, 2009. All of the previously authorized share repurchase programs were completed prior to 2009.
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
•	future revenues, income taxes, tax benefits, net income (loss) per diluted share, acquisition costs and related amortization, and other measures of results of operations;

•	the potential outcomes and effects of claims and legal proceedings, including those relating to RealDVD and our ongoing arbitration with VeriSign, on our business, prospects, financial condition or results of operations;

•	the effects of our acquisitions, including WiderThan, Sony NetServices GmbH, Exomi Oy and Trymedia, and our position as a technology services provider for leading wireless carriers;

•	plans, strategies and expected opportunities for growth, increased profitability and innovation in 2009 and future years;

•	the creation of new strategic partnerships and broadening of existing strategic partnerships and the advantages and growth we will achieve as a result of such partnerships;

•	the expected financial performance, growth and profitability of our businesses;

•	the performance, governance, management, accounting and integration of our Rhapsody America venture;

•	the dilutive impact on our shareholders if the call or put rights contained in the limited liability agreement for Rhapsody America are exercised and result in the issuance of additional shares of our common stock;

•	our intention to separate our Games business, distribute shares of the newly created games company to its shareholders, and the potential sale of up to 20% of the shares of the new games company in an initial public offering;

•	the migration of our Media Software and Services businesses from general purpose subscription businesses toward premium services and free-to-consumer services, the popularity of the RealPlayer and our expected introduction of new products and innovations in our Media Software and Services business;

•	our ability to grow our Music business, including opportunities for us to become the platform of choice for the consumer electronics industry, the integration of our Rhapsody DNA into the digital devices of an expanding list of partners and our plans to introduce additional innovations;

•	the effect of future interoperability on our Music business, the significance of growth opportunities in the digital music market and our expectations for short-term progress and long-term success in our Music business;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact music publishing royalty rates;

•	our financial position and the availability of resources;

•	our expectations regarding acquisition activity in 2009 and our focus on the integration of completed acquisitions;

•	our relationships with our employees;

•	the effects of U.S. and foreign income taxes on our business, prospects, financial condition or results of operations;

•	the impairment of our assets and anticipated effects on our customers, business, prospects, financial condition or results of operations;

•	the effect of economic and market conditions on our business, prospects, financial condition or results of operations;

•	the effect of volatility in foreign exchange rates on our business, prospects, financial condition or results of operations;

•	future competition; and

•	the degree of seasonality in our revenue.
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
     Our strategy is to continue to (1) develop technology that provides meaningful differentiation to our chosen markets in digital entertainment services; (2) build a direct relationship with, and grow, our worldwide user base and use feedback from our customers to rapidly innovate and improve our products; and (3) create strong business partnerships with device makers, media companies, service providers and other distribution channels and leverage those partnerships to drive scale and profitability. We intend to continue to expand our products and services beyond the personal computer to mobile devices and to create compelling digital media experiences on a variety of entertainment devices.
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
     In the quarter ended June 30, 2009, our total revenue declined 11%, or $16.9 million, to $135.7 million compared with $152.6 million in the quarter ended June 30, 2008. This decline was primarily due to declines in revenue in our Media Software and Services, Games and Technology Products and Solutions segments totaling $9.9 million, $5.2 million and $5.1 million, respectively, partially offset by an increase in revenue of approximately $3.3 million in our Music segment. Further contributing to the decline from the year-earlier period was the effect of changes in foreign currency exchange rates across our businesses of approximately $6.3 million. As in recent prior periods, volatility in foreign exchange rates, particularly in the euro and Korean won, continued to impact our revenue. We expect the comparability of our period-over-period operating results to be impacted by the volatility of foreign currency exchange rates. See “Results of Operations—Revenue by Segment” below for further explanations of changes in our segment revenue for the quarter and the six months ended June 30, 2009.
     In each of our consumer segments, which include our Music, Games and Media Software and Services segments, we derive revenue through (1) subscriptions, (2) sales of content downloads, software and licenses, and (3) the sale of advertising and the distribution of third-party products on our websites and in our games. In the quarter ended June 30, 2009, we derived 61% of our total consumer revenue from subscriptions, 23% from sales of content downloads, software and licenses, and 16% from advertising and the distribution of third party products. In the second quarter of 2008, we derived 55% of our total consumer revenue from subscriptions, 22% from content downloads, software and licenses, and 23% from advertising and the distribution of third party products. In our business-to-business Technology Products and Solutions segment, we produce revenue primarily by providing services that enable wireless carriers to deliver audio and video content to their customers and through the sale of software licenses to broadband and mobile carriers In the second quarter of 2009, we derived 77% of our Technology Products and Solutions revenue from ASP services provided to wireless carriers, and 23% from software licenses and services. In the second quarter of 2008, we derived 79% of our Technology Products and Solutions revenue from ASP services, and 21% from software licenses and services.
     In the quarter ended June 30, 2009, we also recorded an impairment to our goodwill within each of our reporting units of an aggregate $175.6 million. Additional details about the valuation of our goodwill, the impairment analysis and related information is included below in “Results of Operations—Impairment of Goodwill.”
     We believe that our operating results recently have been reduced by the uncertainty and adverse conditions in the global economy. The economic downturn has resulted in declines in overall consumer and corporate spending as well as consumer access to credit, and the digital entertainment products and services we provide may be considered discretionary purchases for consumers. As a result, we may continue to experience softening in consumer demand and increased price-sensitivity for our products and services, including the products and services we provide indirectly to consumers through our business customers. A continuation of these trends could materially adversely affect our revenue in future periods.
     As of June 30, 2009, we had cash, cash equivalents and short-term investments of $362.8 million and $14.6 million in restricted cash. We intend to use our strong cash position to continue to seek acquisition opportunities to further our strategic initiatives, to make selective internal investments in new products or technologies and to enhance our competitive position. In recent years, we have focused our acquisition efforts principally on the identification and acquisition of targets (1) with technologies and products complementary to ours in order to accelerate and supplement our research and development efforts, (2) to increase the distribution of our products and services into new geographies, (3) to gain significant new customers and (4) with existing or a reasonably expected ability to achieve profitability.
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

Critical Accounting Policies and Estimates
     The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:
•	Revenue recognition;

•	Estimating music publishing rights and music royalties;

•	Estimating recoverability of deferred costs;

•	Estimating allowances for doubtful accounts and sales returns;

•	Estimating losses on excess office facilities;

•	Determining whether declines in the fair value of investments are other-than-temporary and estimating fair market value of investments in privately held companies;

•	Valuation of long-lived assets;

•	Valuation of goodwill;

•	Stock-based compensation;

•	Noncontrolling interest;

•	Accounting for gains on sale of subsidiary stock;

•	Accounting for taxes collected from customers; and

•	Accounting for income taxes.
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
     Allowances for Doubtful Accounts and Sales Returns. We make estimates of the uncollectible portion of our accounts receivable. We specifically analyze the age of accounts receivable and historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Similarly, we make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant judgments and estimates are made and used in connection with establishing allowances for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we were to make different judgments or utilize different estimates or actual future experience was different from the judgments and estimates.
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
     In addition, we perform a reconciliation of our market capitalization plus a reasonable control premium to the aggregated implied fair value of all of our reporting units.
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
     Noncontrolling Interests. We record noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest partners in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) and EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (EITF D-98). Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow our historical disclosure only policy for the redemption feature, and the current redemption amount of the redeemable noncontrolling interests is disclosed in Note 4. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Noncontrolling interest expense (benefit) is included within the consolidated statement of operations and comprehensive income (loss) for the quarters ended June 30, 2009 and 2008.
     As of June 30, 2009 and December 31, 2008, respectively, our noncontrolling interests solely related to redeemable noncontrolling interests in Rhapsody America. See Note 4 of our condensed consolidated financial statements for further discussion of the redeemable noncontrolling interest treatment.
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
     We file numerous consolidated and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993. We are currently subject to United States Federal and various state audits for certain tax years subsequent to 1993.

Results of Operations
Revenue by Segment
     Revenue by segment is as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2009	Change	2008	2009	Change	2008
Music	$40,452	9%	$37,170	$84,505	12%	$75,249
Games	29,774	(15)	34,945	62,597	(6)	66,743
Media Software and Services	19,291	(34)	29,238	39,609	(29)	55,647
Technology Products and Solutions	46,208	(10)	51,295	89,787	(12)	102,572

Total net revenue	$135,725	(11)%	$152,648	$276,498	(8)%	$300,211

     Revenue by segment as a percentage of total net revenue is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Music	30%	24%	31%	25%
Games	22	23	23	22
Media Software and Services	14	19	14	19
Technology Products and Solutions	34	34	32	34

Total net revenue	100%	100%	100%	100%

     Music. Music revenue primarily includes revenue from sales of our Rhapsody and RadioPass subscription services; sales of digital music content through our MP3 music store; and advertising from our music websites. These products and services are sold and provided primarily through the Internet and distribution partners, and we charge customers’ credit cards at the time of sale. We charge our subscription customers either monthly, quarterly or annually, depending on the service purchased. In the quarter ended June 30, 2009, subscription revenue comprised 82% of total Music revenue, sales of music downloads comprised 14%, and advertising and other revenue comprised 4%, compared with 79%, 11% and 10%, respectively, in the quarter ended June 30, 2008. For the six months ended June 30, 2009, subscription revenue comprised 81% of total Music revenue, sales of music downloads comprised 14%, and advertising and other revenue comprised 4%, compared with 79%, 13% and 8%, respectively, in the six months ended June 30, 2008.
     In the quarter ended June 30, 2009, total Music revenue rose to $40.5 million, or 9%, from $37.2 million in the year-earlier quarter due to increases in subscription revenue and sales of music downloads. Revenue from our subscription music services rose 14%, to $33.3 million in the quarter ended June 30, 2009, compared with $29.2 million in the quarter ended June 30, 2008. Subscription revenue growth was primarily driven by an increase in subscribers from the launch of the Rhapsody service with Verizon Wireless in the middle of 2008 and the one-time migration of Yahoo! Music Unlimited subscribers to our Rhapsody music service, which was completed during the third quarter of 2008. Revenue from digital music tracks sold during the quarter ended June 30, 2009 rose to $5.6 million from $4.2 million, an increase of 34%, largely due to increased usage of our MP3 store by consumers since its re-launch on June 30, 2008. Advertising revenue in the quarter declined by 58% to $1.6 million from $3.8 million due to a decline in demand for online advertising and in sponsorship revenue. No other single factor contributed materially to the change in total Music revenue during the period.
     During the six months ended June 30, 2009, total Music revenue rose to $84.5 million, or 12%, from $75.2 million in the year-earlier period due to increases in subscription revenue and sales of music downloads. Revenue from our subscription music services rose 16%, to $69.0 million in the six months ended June 30, 2009, compared with $59.4 million in the year-earlier period. Subscription revenue growth was primarily driven by an increase in subscribers from the launch of the Rhapsody service with Verizon Wireless in the middle of 2008 and the one-time migration of Yahoo! Music Unlimited subscribers to our Rhapsody music service, which was completed during the third quarter of 2008. Revenue from digital music tracks sold during the six months ended June 30, 2009 rose to $12.1 million from $9.5 million, an increase of 28%, largely due to increased usage of our MP3 store by consumers since its re-launch on June 30, 2008. Advertising revenue in the six months declined by 47% to $3.4 million from $6.4 million due to a decline in demand for online advertising and in sponsorship revenue. No other single factor contributed materially to the change in total Music revenue during the period.

     Games. Games revenue primarily includes revenue from the sale of individual games on our websites RealArcade.com, GameHouse.com and Zylom.com; sales of games subscription services; advertising through our games websites; the sale of games through syndication on partner sites; and sales of games through wireless carriers. In the quarter ended June 30, 2009, sales of game downloads comprised 43% of total Games revenue; subscription revenue comprised 37%; and advertising and other revenue comprised 20%, compared with 46%, 33%, and 21%, respectively, in the quarter ended June 30, 2008. In the six months ended June 30, 2009, sales of game downloads comprised 43% of total Games revenue; subscription revenue comprised 37%; and advertising and other revenue comprised 20%, compared with 47%, 33%, and 20%, respectively, in the year-earlier period.
     Total Games revenue decreased by 15% to $29.8 million during the quarter ended June 30, 2009, compared with $34.9 million for the same quarter ended 2008. Revenue from sales of downloadable games declined 19% to $12.9 million in the second quarter of 2009 from $16.0 million in the second quarter of 2008, largely due to lower average sales prices for individual games sold on our websites. Subscription revenue declined 6% to $11.0 million in the quarter ended June 30, 2009 from $11.7 million in the year-earlier quarter primarily due to a decline in subscribers to our games subscription services. Games revenue from advertising and other decreased 20% to $5.8 million in the quarter ended June 30, 2009, from $7.3 million in the year-earlier quarter due to a decline in demand for online advertising. No other single factor contributed materially to the change in total Games revenue during the period.
     During the six months ended June 30, 2009, total Games revenue decreased by 6% to $62.6 million compared with $66.7 million for the same period ended 2008. This decrease was partially offset by revenue associated with our acquisition of Trymedia (consummated on April 1, 2008), which contributed approximately $3.6 million during the first quarter of 2009. Revenue from sales of downloadable games, which includes materially all the revenue contributed from the acquisition of Trymedia, declined 14% to $26.9 million in the six months ended June 30, 2009 from $31.2 million in the year-earlier period, largely due to lower average sales prices for individual games sold on our websites. No other single factor contributed materially to the change in total Games revenue during the period.
     Media Software and Services. Media Software and Services revenue primarily includes revenue from sales of our SuperPass premium subscription service; sales of RealPlayer Plus and related products; distribution of third-party software products; and all advertising other than that related directly to our Music and Games businesses. In the quarter ended June 30, 2009, subscription revenue comprised 53%, advertising and other revenue comprised 38%, and sales of RealPlayer Plus and related products comprised 9% of total Media, Software and Services revenue, compared with 51%, 42% and 7%, respectively, in the year-earlier quarter. In the six months ended June 30, 2009, subscription revenue comprised 54%, advertising and other revenue comprised 36%, and sales of RealPlayer Plus and related products comprised 10% of total Media, Software and Services revenue, compared with 53%, 40% and 7%, respectively, in the year-earlier period.
     Total Media Software and Services revenue declined 34% to $19.3 million during the quarter ended June 30, 2009, compared with $29.2 million in the quarter ended June 30, 2008. This decrease was due primarily to a 41% decline in advertising and other revenue to $7.3 million compared with $12.4 million in the quarter ended June 30, 2008 resulting from a decline in the distribution of third party products as well as reduced demand for online advertising. Revenue from the distribution of third party products in the year-ago period was positively impacted by our campaign to encourage users to upgrade their RealPlayer software to a newer version. Revenue from our subscription services declined 31% to $10.1 million compared with $14.7 million in the year-earlier quarter. The prior-year quarter benefited from a special run of CBS’s Big Brother program, which attracted an increase in sign-ups to our SuperPass service. No other single factor contributed materially to the change in total Media Software and Services revenue during the period.
     During the six months ended June 30, 2009, total Media Software and Services revenue declined 29% to $39.6 million compared with $55.6 million in the year-earlier period. This decrease was due primarily to a 35% decline in advertising and other revenue to $14.4 million from $22.3 million as compared to the six months ended June 30, 2008 resulting from a decline in the distribution of third party products as well as reduced demand for online advertising. Revenue from the distribution of third party products in the year-ago period was positively impacted by our campaign to encourage users to upgrade their RealPlayer software to a newer version. Revenue from our subscription services declined 28% to $21.3 million during the six months ended June 30, 2009 compared with $29.4 million in the year-earlier period. The prior-year period benefited from a special run of CBS’s Big Brother program, which attracted an increase in sign-ups to our SuperPass service. No other single factor contributed materially to the change in total Media Software and Services revenue during the period.
     Technology Products and Solutions. Technology Products and Solutions revenue is derived from the sale of products and ASP services that enable communications businesses to distribute digital media content to PCs, mobile phones, and other non-PC devices. ASP revenue comprises revenue from sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services, primarily sold to wireless carriers. Software, and services revenue consists of sales of Helix system software and related authoring and publishing tools, digital rights management technology, messaging gateways, and consulting services, and support and maintenance services that we sell to mobile carriers and broadband communications companies. These products and services are primarily sold to corporate, government and educational customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered. In the quarter ended June 30, 2009, ASP revenue comprised 77% of total Technology Products and Solutions revenue, and software and services revenue comprised 23%, compared with 79% and 21%, respectively, in the year-earlier period. For the six months ended June 30, 2009, ASP revenue comprised 78% of total Technology Products and Solutions revenue, and software and services revenue comprised 22%, compared with 79% and 21%, respectively, in the year-earlier period.
     Total Technology Products and Solutions revenue declined to $46.2 million, or 10%, in the quarter ended June 30, 2009, compared with $51.3 million in the year-earlier quarter primarily due to a decline in the exchange rate for the Korean won as well as a decline in revenue derived from minimum revenue guarantees associated with an ASP customer contract. The rise in the value of the U.S. dollar against the Korean won negatively affected second quarter 2009 revenue by approximately $3.8 million across both our ASP and software and services revenues. No other single factor contributed materially to the change in total Technology Products and Solutions revenue during the period.
     For the six months ended June 30, 2009, total Technology Products and Solutions revenue declined to $89.8 million, or 12% compared with $102.6 million in the year-earlier period primarily due to a decline in the exchange rate for the Korean won as well as a decline in revenue derived from minimum revenue guarantees associated with an ASP customer contract. The rise in the value of the U.S. dollar against the Korean won negatively affected both ASP and software and services revenue during the six months ended June 30, 2009 by a total of approximately $10.6 million. No other single factor contributed materially to the change in total Technology Products and Solutions revenue during the period.
Geographic Revenue
     Revenue by geographic region is as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2009	Change	2008	2009	Change	2008
United States	$90,685	(10)%	$100,898	$187,351	(6)%	$200,067
Europe	23,469	(14)	27,196	46,134	(10)	51,363
Rest of the world	21,571	(12)	24,554	43,013	(12)	48,781

Total net revenue	$135,725	(11)%	$152,648	$276,498	(8)%	$300,211

     Revenue in the U.S. declined 10% to $90.7 million for the quarter ended June 30, 2009, compared with $100.9 million in the year-earlier quarter. During the six months ended June 30, 2009, revenue in the U.S. declined 6% to $187.4 million compared with $200.1 million in the year-earlier period. The decreases were due primarily to a reduction in revenue from the distribution of third party products and a reduction in SuperPass revenue, partially offset by increases in music subscription revenue. See the sections ”Revenue by Segment — Media Software and Services” and “Revenue by Segment — Music” above for further discussion of these changes.
     Revenue in Europe decreased 14% to $23.5 million from $27.2 million in the quarter ended June 30, 2009, compared with the year-earlier quarter. During the six months ended June 30, 2009, revenue in Europe decreased 10% to $46.1 million from $51.4 million compared with the year-earlier period. These decreases were due primarily to a decline in revenue derived from minimum revenue guarantees associated with a customer contract. See the sections ”Revenue by Segment —Technology Products and Solutions” above for further discussion of these changes.
     Revenue in the rest of world declined 12% to $21.6 million from $24.6 million for the quarter ended June 30, 2009, compared with the year-earlier quarter. During the six months ended June 30, 2009, revenue in the rest of world declined 12% to $43.0 million from $48.8 million compared with the year-earlier period. These decreases were due primarily to foreign currency fluctuations of the U.S. dollar against the Korean won which negatively affected second quarter 2009 revenue by approximately $3.8 million and revenue for the six months ended June 30, 2009 by approximately $10.6 million. See the section ”Revenue by Segment —Technology Products and Solutions” above for further discussion of these changes.

License and Service Revenue
     We also present our revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2009	Change	2008	2009	Change	2008
License fees	$24,389	(15)%	$28,613	$50,568	(7)%	$54,368
Service revenue	111,336	(10)	124,035	225,930	(8)	245,843

Total net revenue	$135,725	(11)%	$152,648	$276,498	(8)%	$300,211

     License fees and Service revenue as a percentage of total revenue are as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
License fees	18%	19%	18%	18%
Service revenue	82	81	82	82

Total net revenue	100%	100%	100%	100%

     License Fees. License fees primarily include revenue from sales of content such as game licenses and digital music tracks; sales of our media delivery system software; sales of premium versions of our RealPlayer and related products and messaging gateways to mobile carriers. License fees include revenue from all of our reporting segments.
     License revenue decreased 15% to $24.4 million during the quarter ended June 30, 2009, compared with $28.6 million in the quarter ended June 30, 2008. The decrease was primarily due to a decline in revenue from the sale of downloadable games and media system delivery software totaling approximately $4.5 million. This decrease was partially offset by an increase in sales of digital music tracks of approximately $1.1 million. No other single factor contributed materially to the change in total License revenue during the period.
     During the six months ended June 30, 2009. License revenue decreased 7% to $50.6 million, compared with $54.4 million in the year-earlier period. The decrease was primarily due to a decline in revenue from the sale of downloadable games and media system delivery software totaling approximately $6.5 million. This decrease was partially offset by an increase in sales of digital music tracks of approximately $2.3 million. No other single factor contributed materially to the change in total License revenue during the period.
     Service Revenue. Service revenue primarily includes revenue from sales of digital media subscription services such as SuperPass, Rhapsody, RadioPass, GamePass and FunPass; sales of ASP services as described in the section “Revenue — Technology Products and Solutions”; distribution of third-party software; and advertising. Service revenue includes revenue from all of our reporting segments.
     Service revenue declined 10% to $111.3 million during the quarter ended June 30, 2009, compared with $124.0 million in the quarter ended June 30, 2008. The decrease was primarily due to a decline in advertising revenue and revenue from SuperPass subscriptions totaling approximately $8.7 million and $4.7 million, respectively. In addition, revenue from ASP services declined approximately $4.6 million due primarily to the change in exchange rates for the Korean won. These declines were partially offset by a $4.2 million increase in revenue from subscription music services. No other single factor contributed materially to the change in total Service revenue during the period.
     During the six months ended June 30, 2009, Service revenue declined 8% to $225.9 million, compared with $245.8 million in the year-earlier period. The decrease was primarily due to a decline in advertising revenue and revenue from SuperPass subscriptions totaling approximately $11.9 million and $8.3 million, respectively. In addition, revenue from ASP services declined approximately $10.9 million due primarily to the change in exchange rates for the Korean won. These declines were partially offset by a $10.0 million increase in revenue from subscription music services. No other single factor contributed materially to the change in total Service revenue during the period.
Deferred Revenue
     Deferred revenue consists of unrecognized revenue and prepayments related to application services, unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Total deferred revenue remained relatively unchanged at June 30, 2009 compared with December 31, 2008.

Cost of Revenue by Segment
     Cost of revenue by segment is as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2009	Change	2008	2009	Change	2008
Music	$24,945	21%	$20,693	$52,245	24%	$42,212
Games	8,801	(17)	10,655	17,365	(10)	19,292
Media Software and Services	2,590	(30)	3,707	6,297	(18)	7,683
Technology Products and Solutions	19,278	(6)	20,590	35,728	(15)	41,851

Total cost of revenue	$55,614	—%	$55,645	$111,635	1%	$111,038

     Cost of revenue as a percentage of segment revenue is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Music	62%	56%	62%	56%
Games	30	30	28	29
Media Software and Services	13	13	16	14
Technology Products and Solutions	42	40	40	41

Total cost of revenue	41%	36%	40%	37%

     Cost of Music Revenue. Cost of Music revenue consists primarily of cost of content and delivery of the content included in our music subscription service offerings; royalties paid on sales and streams of music; hardware devices and accessories; and fees paid to third-party vendors for support services.
     Cost of Music revenue increased 21% to $24.9 million during the quarter ended June 30, 2009, compared with $20.7 million during the quarter ended June 30, 2008. The increase was due to the increased number of subscribers to our music services resulting in increased content costs of approximately $3.5 million. No other single factor contributed materially to the change during the period. Cost of Music revenue as a percentage of Music revenue increased due to a shift in revenue to lower margin subscription services.
     During the six months ended June 30, 2009, cost of Music revenue increased 24% to $52.2 million compared with $42.2 million during the year-earlier period. The increase was primarily due to the increased number of subscribers to our Rhapsody music services resulting in increased content costs of approximately $8.4 million. No other single factor contributed materially to the change during the period. Cost of Music revenue as a percentage of Music revenue increased due to a shift in revenue to lower margin subscription services.
     Cost of Games Revenue. Cost of Games revenue consists primarily of royalties paid on sales of games and subscription service offerings; and fees paid to third-party vendors for support services.
     Cost of Games revenue decreased 17% to $8.8 million during the quarter ended June 30, 2009, compared with $10.7 million during the quarter ended June 30, 2008. During the six months ended June 30, 2009, cost of Games revenue decreased 10% to $17.4 million compared with $19.3 million during the year-earlier period. The decline in royalty costs in proportion to royalty revenue accounted for materially all of the decline in cost of Games revenue during each of the periods.
     Cost of Media Software and Services Revenue. Cost of Media Software and Services revenue consists primarily of cost of royalties and delivery of content included in our SuperPass subscription service offerings; amounts paid for licensed technology; and fees paid to third-party vendors for support services.
     Cost of Media Software and Services revenue declined 30% to $2.6 million from $3.7 million for the quarter ended June 30, 2009, compared with the quarter ended June 30, 2008. Content costs were higher in the prior year’s quarter primarily as a result of the additional content costs associated with the special run of CBS’s Big Brother program which accounted for materially all of the decline in cost of Media Software and Services revenue.
     Cost of Media Software and Services revenue declined 18% to $6.3 million from $7.7 million for the six months ended June 30, 2009, compared with the year earlier period. Content costs were higher in the prior year primarily as a result of the additional content costs associated with the special run of CBS’s Big Brother program which accounted for materially all of the decline in cost of Media Software and Services revenue. Cost of Media Software and Services revenue as a percentage of revenue increased in the quarter ended June 30, 2009, due to a decline in revenue from higher-margin items, such as distribution of third-party software and advertising, as a percentage of total revenue.
     Cost of Technology Products and Solutions. Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology; costs of product media, fees paid to mobile service carriers and third-party vendors for order fulfillment; cost of personnel providing support and consulting services, and expenses incurred in providing our ASP hosting services.
     Cost of Technology Products and Solutions revenue decreased 6% to $19.3 million during the quarter ended June 30, 2009, compared with $20.6 million in the year-earlier quarter, due primarily to a reduction in intangible asset amortization associated with impairments taken in the fourth quarter of 2008 of approximately $1.3 million. No other single factor contributed materially to the change during the period.
     During the six months ended June 30, 2009, cost of Technology Products and Solutions revenue decreased 15% to $35.7 million compared with $41.9 million in the year-earlier period, due primarily to a reduction in intangible asset amortization of approximately $2.7 million associated with impairments taken in the fourth quarter of 2008. In addition, costs of approximately $2.5 million to provide content for our ASP services declined in proportion to the related revenue. No other single factor contributed materially to the change during the period.
Cost of License and Service Revenue
     Cost of revenue is as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2009	Change	2008	2009	Change	2008
License fees	$9,869	(7)%	$10,614	$19,115	(4)%	$20,002
Service revenue	45,745	2	45,031	92,520	2	91,036

Total cost of revenue	$55,614	—%	$55,645	$111,635	1%	$111,038

     Cost of revenue as a percentage of related revenue is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
License fees	40%	37%	38%	37%
Service revenue	41	36	41	37

Total cost of revenue	41%	36%	40%	37%

     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products; amounts paid for licensed technology; and amortization of acquired technology.
     Cost of license fees declined 7% to $9.9 million from $10.6 million during the quarter ended June 30, 2009, compared with the quarter ended June 30, 2008, due to a reduction in content costs associated with the sale of downloadable games by approximately $1.1 million, partially offset by an increase in royalties paid on the sale of digital music tracks of approximately $0.9 million. No other single factor contributed materially to the changes during the period.
     During the six months ended June 30, 2009, cost of license fees declined 4% to $19.1 million from $20.0 million during the year-earlier period due to lower content costs associated with the sale of downloadable games, partially offset by an increase in royalties paid on the sale of digital music tracks. No other single factor contributed materially to the changes during the period.
     Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings; cost of in-house and contract personnel providing support; amortization of acquired technology; fees for consulting services; and royalties and expenses incurred in providing our ASP hosting services. Content costs are expensed over the period the content is available to our subscription services customers.

     Cost of service revenue increased 2% to $45.7 million during the quarter ended June 30, 2009, compared with $45.0 million in the quarter ended June 30, 2008. The increase was due primarily to increased content costs resulting from the increased number of subscribers to our Rhapsody music subscription services of approximately $3.5 million, as well as $2.4 million in increased costs associated with providing consulting and other services to our TPS customers. These increases were partially offset by a decrease in the amortization of intangibles associated with impairments taken in the fourth quarter of 2008 of approximately $1.7 million. No other single factor contributed materially to the changes during the period. Cost of service revenue as a percentage of service revenue for the quarter ended June 30, 2009, increased due to the increased concentration of revenue derived from services versus advertising, which has higher margins.
     During the six months ended June 30, 2009, cost of service revenue increased 2% to $92.5 million compared with $91.0 million in the year-earlier period. The increase was due primarily to increased content costs resulting from the increased number of subscribers to our Rhapsody music subscription services of approximately $8.4 million, as well as $2.3 million in increased costs associated with providing consulting and other services to our TPS customers. These increases were partially offset by a decrease in the amortization of intangibles associated with impairments taken in the fourth quarter of 2008 of approximately $3.5 million.. No other single factor contributed materially to the changes during the period. Cost of service revenue as a percentage of service revenue for the six months ended June 30, 2009, increased due to the increased concentration of revenue derived from services versus advertising, which has higher margins.
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

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2009	Change	2008	2009	Change	2008
Research and development	$28,923	—%	$29,065	$57,482	6%	$54,071
As a percentage of total net revenue	21%		19%	21%		18%
     Research and development expenses, including non-cash stock-based compensation, were materially unchanged from the quarter ended June 30, 2009 compared with the year-earlier period.
     During the six months ended June 30, 2009, research and development expenses, including non-cash stock-based compensation, increased 6% to $57.5 million compared with $54.1 million in the year-earlier period primarily due to an increase in personnel and related costs of approximately $2.1 million. No other single factor contributed materially to the increase in costs during this period.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing costs and changes are as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2009	Change	2008	2009	Change	2008
Sales and marketing	$42,273	(20)%	$53,054	$85,958	(19)%	$106,650
As a percentage of total net revenue	31%		35%	31%		36%
     Sales and marketing expenses, including non-cash stock-based compensation, decreased 20% to $42.3 million in the second quarter of 2009 from $53.1 million in the second quarter of 2008 primarily due to a reduction in personnel and related costs of approximately $5.6 million, as well as a decrease in marketing and other professional services expenses of approximately $3.0 million. Further contributing to the decrease were lower costs associated with the amortization of intangibles of approximately $2.7 million due to impairment costs taken in the fourth quarter of 2008. No other single factor contributed materially to these changes during the period.
     During the six months ended June 30, 2009, sales and marketing expenses, including non-cash stock-based compensation, decreased 19% to $86.0 million compared to $106.7 million in the year-earlier period primarily due to a reduction in personnel and related costs of approximately $9.8 million, as well as a decrease in marketing and other professional services expenses of approximately $6.8 million. Further contributing to the decrease were lower costs associated with the amortization of intangibles of approximately $5.4 million due to impairment costs taken in the fourth quarter of 2008. No other single factor contributed materially to these changes during the period.
Advertising with Related Party
     On August 20, 2007, RealNetworks and MTVN jointly created Rhapsody America. MTVN owns 49% of Rhapsody America. Under the joint venture agreement, as amended, Rhapsody America is obligated to purchase $213.8 million in advertising and related integrated marketing on MTVN cable channels over the term of the agreement. During the quarter and six months ended June 30, 2009, Rhapsody America spent $6.9 million and $14.3 million in advertising with MTVN, respectively. During the quarter and six months ended June 30, 2008, Rhapsody America spent $9.2 million and $16.6 million in advertising with MTVN, respectively.
General and Administrative
     General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and changes are as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2009	Change	2008	2009	Change	2008
General and administrative	$19,338	5%	$18,337	$42,169	19%	$35,421
As a percentage of total net revenue	14%		12%	15%		12%
     General and administrative expenses, including non-cash stock-based compensation, increased 5% to $19.3 million in the second quarter of 2009 from $18.3 million in the second quarter of 2008. During the six months ended June 30, 2009, general and administrative expenses, including non-cash stock-based compensation, increased 19% to $42.2 million compared with $35.4 million in the year-earlier period. The changes for both periods were primarily due to increases in legal and other professional services expenses. No other single factor contributed materially to the increases during the periods.
Impairment of Goodwill
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
     We considered whether a triggering event had occurred during the quarter ended June 30, 2009 in assessing whether an interim impairment analysis of goodwill was warranted. We noted our market capitalization, before adjusting for a reasonable control premium, was below its carrying value. In addition, we noticed that the trading price per share of our common stock had negatively diverged from the broader market during 2009. We also noted, more broadly, a continuation of macroeconomic instability in general as well as continued illiquidity in the overall credit market. As a result, we concluded that due to the sustained divergence in our market capitalization and the continued macroeconomic instability, an interim impairment analysis of goodwill as of June 30, 2009 was warranted.
     To estimate the fair value of the reporting units for step one, we utilized a combination of income and market approaches. The income approach, specifically a discounted cash flow methodology, included assumptions and estimates for, among other things, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, growth rates and long term discount rates, all of which require significant judgments by management. The market approaches derive fair values by benchmarking metrics and transactions of companies that are comparable to us.
     In performing step one, it was determined that the carrying value for each of our reporting units; Music, Technology Products and Solutions, Games, and Media Software and Services exceeded their respective fair values, indicating that goodwill within each reporting unit was potentially impaired. We also performed a market capitalization reconciliation to ensure that the resulting outputs of the test and the total fair value were reasonable. As required, we initiated the second step of the goodwill impairment test for each of the reporting units. We determined that the implied fair value of goodwill was zero for each of our reporting units. As a result, the Music, Technology Products and Solutions, Games, and Media Software and Services reporting units recorded impairments of $37.0 million, $50.5 million, $41.2 million and $46.8 million, respectively during the quarter ended June 30, 2009. No impairments were recognized in either the quarter or six months ended June 30, 2008.
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
Other Income (Expenses), Net
     Other income, net consists primarily of: interest income on our cash, cash equivalents, and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt and equity in net loss of investments. Other income, net and quarter-over-quarter changes are as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2009	Change	2008	2009	Change	2008
Interest income, net	$754	(78)%	$3,375	$1,937	(77)%	$8,333
Equity in net loss of investments	(269)	151	(107)	(924)	367	(198)
Gain on sale of equity investments, net	68	(69)	222	205	8	222
Gain on sale of interest in Rhapsody America	—	(100)	3,371	—	(100)	7,097
Other income, net	(449)	998	50	406	50	818

Other income, net	$104	98%	$6,911	$1,624	90%	$16,272

     Other income (expense), net declined during the quarter ended June 30, 2009, due primarily to lower interest income, and the change in accounting that resulted in no longer recording a gain on the sale of a noncontrolling interest in Rhapsody America in the quarter. See “Notes to Unaudited Condensed Consolidated Financial Statements — Rhapsody America” (Note 4). Lower interest income resulted from lower average cash and investments combined with lower average interest rates.
Income Taxes
     During the quarters ended June 30, 2009 and 2008, we recognized income tax expense of $1.2 million and $3.7 million, respectively, related to U.S. and foreign income taxes. During the six months ended June 30, 2009 and 2008, we recognized income tax expense of $2.8 million and $7.7 million, respectively, related to U.S. and foreign income taxes. The decreases in income tax expense and in tax expense as a percentage of pre-tax loss during the quarter and six months ended June 30, 2009, were the result of greater losses compared to the same periods of the prior year combined with losses not benefited in certain U.S. and foreign jurisdictions. Tax expense was also negatively impacted by the non-deductible portion of the goodwill impairment of $175.2 million during the quarter and six months ended June 30, 2009.
     As of June 30, 2009, there have been no material changes to our uncertain tax positions disclosures as provided in Note 16 of our 2008 Annual Report on Form 10-K. We do not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.

     We file numerous consolidated and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal, state, local, or foreign income tax examinations for years before 1993. We are currently under U.S. Federal audit for the consolidated group RealNetworks, Inc. and Subsidiaries for the year ended December 31, 2007. RealNetworks, Inc. and its combined subsidiaries are also under audit by the California Franchise Tax Board for the years ended December 31, 2005 and 2006, and by the State of New York for the years ended December 31, 2005 through 2007.
New Accounting Pronouncements
     With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter and six months ended June 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance to us.
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
     Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS 141(R), any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through goodwill. The adoption of SFAS 141(R) had no impact on our consolidated financial statement as of and for the quarter and six months ended June 30, 2009.
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
     Effective for the quarter ending June 30, 2009, we adopted SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.
     Effective for the quarter ending June 30, 2009, we adopted FSP No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and 124-2). FSP 115-2 and 124-2 provides new guidance on the recognition and presentation of an other-than-temporary impairments, as well as extends certain annual disclosure requirements to interim periods. The adoption did not have a material impact on our financial position or results of operations.

Liquidity and Capital Resources
     The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	June 30,	December 31,
	2009	2008
Working capital	$266,910	$266,990
Cash, cash equivalents, and short-term investments	362,758	370,734
Restricted cash	14,600	14,742
     Cash, cash equivalents, and short-term investments decreased primarily due to cash used in operations of approximately $18.2 million, as well as purchases of equipment, software and leasehold improvements of approximately $7.6 million partially offset from sales of interests in Rhapsody America of approximately $19.5 million.
     The following summarizes cash flows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Cash used in operating activities	$(18,241)	$(28,278)
Cash used in investing activities	(39,916)	(50,261)
Cash provided by financing activities	20,365	20,055
     Cash used in operating activities consisted of net loss adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, purchases of trading securities, deferred income taxes, noncontrolling interests, gain on sale of interest in Rhapsody America, and the effect of changes in certain operating assets and liabilities, net of acquisitions.
     Cash used in operating activities in the six months ended June 30, 2009 was $18.2 million and consisted of a net loss of $212.5 million, adjustments for cash provided by non-cash items of $196.3 million and cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions, of $2.0 million. Adjustments for cash provided by non-cash items primarily consisted of $175.6 million of impairments of goodwill, $15.5 million of depreciation and amortization expense and $10.8 million of stock-based compensation, partially offset by $3.7 million for payments made related to our restructuring and other impairments, which were accrued for in the fourth quarter of 2008.
     Changes in certain operating assets and liabilities, net of acquisitions, in the six months ended June 30, 2009 primarily consisted of a decrease in accounts payable of $2.0 million related to the timing of payments made to certain third party content providers, partially offset by a decrease in accrued and other liabilities of $3.4 million related to a reduction in amounts payable to MTVN for related party advertising incurred during the quarter ended June 30, 2009 as compared to the quarter ended December 31, 2008, partially offset by a decrease in accounts receivable of $5.7 million related to the timing of customer collections.
     Cash used in operating activities in the six months ended June 30, 2008 was $28.3 million and consisted of net loss of $15.7 million, adjustments for non-cash items provided by operations of $26.6 million, offset by cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions, of $39.2 million. Adjustments for cash provided by non-cash items primarily consisted of $25.7 million of depreciation and amortization and $11.5 million of stock based compensation, partially offset by $7.1 million of gain on the sales of interests in Rhapsody America.
     Changes in certain operating assets and liabilities, net of acquisitions, in the six months ended June 30, 2008, primarily consisted of a decrease of $11.8 million in accrued and other liabilities due primarily to a reduction in amounts payable to MTVN for related party advertising incurred during the quarter ended March 31, 2008 as compared to the quarter ended December 31, 2007, a decrease of $24.4 million in accounts payable related to the timing of payments to certain vendors, an increase of $17.6 million in prepaid expenses and other assets primarily related to increases in prepaid royalties and deferred costs, partially offset by a decrease in accounts receivable of $14.6 million due the timing of cash receipts and reduced revenue.
     In the six months ended June 30, 2009, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $7.6 million and acquisition costs of $3.2 million, from the last payment of accrued anniversary and performance payments relating to the acquisition of Zylom. Purchases, net of sales and maturities of short-term investments used cash of $27.5 million during 2009. In the six months ended June 30, 2008, investing activities used cash of $26.9 million from purchases, net of sales and maturities, as well as purchases of equipment, software, and leasehold improvements of $15.2 million and $10.2 million of acquisition costs, net of cash acquired for the purchase of TryMedia and the anniversary and performance payments related to the Zylom acquisition.
     Financing activities provided cash from the proceeds of sales of interests in Rhapsody America of $19.5 million in 2009 and $14.6 million in 2008. Sales of common stock under our employee stock purchase plan and exercise of stock options of also provided cash of $6.0 million in 2008.
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
     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended June 30, 2009. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at June 30, 2009, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $0.2 million.
     Investment Risk. As of March 31, 2009, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarters ended June 30, 2009 and 2008, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.
     Foreign Currency Risk. We conduct business internationally in several currencies. As such, we are exposed to adverse movements in foreign currency exchange rates.
     Our exposure to foreign exchange rate fluctuations arise in part from: (1) translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation; (2) the remeasurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes; and (3) non-U.S. dollar denominated sales to foreign customers. A portion of these risks is managed through the use of financial derivatives, but fluctuations could impact our results of operations and financial position.
     Generally, our practice is to manage foreign currency risk for the majority of material short-term intercompany balances through the use of foreign currency swaps. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the short-term intercompany balances, these financial instruments help alleviate the risk that might otherwise result from certain changes in currency exchange rates. We do not designate our foreign exchange forward contracts related to short-term intercompany accounts as hedges and, accordingly, we adjust these instruments to fair value through results of operations. However, we may periodically hedge a portion of our foreign exchange exposures associated with material firmly committed transactions, long-term investments, highly predictable anticipated exposures and net investments in foreign subsidiaries. Some of our unhedged exposures are reconciled through our statement of operations on a mark-to-market basis each quarter, so to the extent we continue to experience adverse economic conditions, we may record losses related to such unhedged exposures in future periods that may have a material adverse effect on our financial condition and results of operations.
     Our foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.
     In aggregate, our foreign currency denominated assets are greater than our foreign currency denominated liabilities. Primarily as a result of the U.S. dollar strengthening against the Korean won and euro in 2008, we recorded a reduction to our reported net assets of approximately $20.3 million as reflected in Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2008. During the six months ended June 30, 2009, we recorded an increase to our reported net assets of approximately $1.2 million
     Additionally, we have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar from June 30, 2009 would result in an unrealized gain or loss of approximately $4.5 million.
     Foreign currency transaction gains and losses were not material for the quarters and six months ended June 30, 2009 and 2008.

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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
     On June 29, 2009, MCS Music America, Inc. (MCS Music), and other plaintiffs for whom MCS Music administers copyrights, filed suit for copyright infringement against us, Yahoo! Inc. and Microsoft Corporation in U.S. District Court for the Middle District of Tennessee. The complaint asserts that our Rhapsody music service offers certain compositions for distribution without a license and asks for statutory damages for willful infringement of the copyrights relating to those compositions. We dispute the plaintiffs’ allegations in this action and intend to vigorously defend ourselves, including by pursuing the potential availability of contractual indemnification rights.
     On September 30, 2008, we filed a declaratory action against Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros. Entertainment, Inc., Viacom, Inc. (collectively, the “Studios”) and the DVD Copy Control Association (DVD CCA) in the Northern District of California relating to the Company’s RealDVD product (the “RealDVD Litigation”), which, among other things, allows consumers to securely store DVD content on their hard drives. On the same day, various movie studios filed suit against us in the Central District of California. Our suit asks the court to find that the RealDVD product does not breach the license agreement that we entered into with the DVD CCA. The movie studios’ suit alleges that by offering the RealDVD product, we have violated the Digital Millennium Copyright Act. The DVD CCA has filed a counterclaim against us alleging that we breached the license with the DVD CCA by developing RealDVD. The movie studios’ suit was subsequently transferred to the Northern District of California. On October 3, 2008, the movie studios obtained a temporary restraining order (TRO) requiring us to cease distribution of the RealDVD product. The TRO was extended on October 7, 2008. In April and May 2009, the Court held a preliminary injunction hearing to address the movie studios’ claim that RealDVD should not be sold pending a final judicial determination of the underlying claims between the parties. We are currently awaiting the District Court’s decision regarding the preliminary injunction. We believe that RealDVD complies with the law, and we intend to vigorously defend the preliminary injunction request and, if necessary, pursue its declaratory judgment action.
     On May 13, 2009, we moved to amend our complaint against the Studios in the RealDVD Litigation to add claims that the Studios and DVD CCA conspired to violate, and have violated, state and federal antitrust laws by, among other things, unlawfully eliminating competition in the market for technology that enables a consumer to make a lawful, secure backup copy of a DVD. We have filed similar counterclaims against the DVD CCA. In both instances, we are seeking injunctive relief to stop the anticompetitive activity, and are also asking for monetary damages. Our motion to amend has not yet been ruled on by the Court, but the motion is unopposed by the Studios. On June 29, 2009, the DVD CCA moved to dismiss our antitrust counterclaims. The hearing on that motion is currently set for September 14, 2009.
     In June 2008, we initiated an arbitration action in Seattle, Washington against VeriSign, Inc., to seek resolution of disputes regarding the proper interpretation of an Alliance Agreement entered into between the parties dating back to 2001. VeriSign asserted various counterclaims against us, including claims that we breached the Alliance Agreement and tortiously interfered with VeriSign’s proposed sale of certain business units. On May 7, 2009, the Arbitrator issued a ruling denying our claims for relief and granting VeriSign’s claims, including VeriSign’s claim that we tortiously interfered with VeriSign’s proposed sale of certain business units. Subsequent to that ruling, the Arbitrator has further ruled that the limitation of liability clause contained in the Alliance Agreement does not apply to the potential damages VeriSign incurred. In response, VeriSign has filed an amended statement of damages seeking a material amount in damages. A hearing to address VeriSign’s claimed damages began on July 13, 2009 and was adjourned on July 15th. On September 8, 2009, the Arbitrator will consider whether to hear further evidence. We continue to believe that the limitation of liability clause in the Alliance Agreement should apply to limit the amount of VeriSign’s claimed monetary damages and that the Arbitrator does not have jurisdiction over tort claims. No assurance can be made as to the final outcome of the disputes until all rulings are final and all avenues of review have been exhausted, but we could ultimately be required to pay damages to VeriSign in an amount that may be material to our financial condition and results of operations. We intend to continue to defend ourself vigorously with respect to this matter.
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
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates were appealed and then affirmed by the D.C. Circuit Court of Appeals on July 10, 2009, except with respect to the minimum royalty rate per station, which has been remanded to the CRB. Additionally, in a separate proceeding, the CRB held hearings to determine mechanical royalty rates associated with the statutory license for digital phonorecord deliveries, including streams and tethered downloads. These rates have also been subject to industry-wide settlement negotiations. A partial settlement was reached with respect to on-demand streaming and tethered downloads between the Digital Media Association (DiMA), the Recording Industry Association of America (RIAA) and the National Music Publishers Association (NMPA). This settlement, along with CRB’s determination on rates for full downloads, physical products and ringtones, was published by the CRB, and after some modifications by the U.S. Copyright Office, was collectively published as the CRB’s final determination in the Federal Register. The rate for ringtones and the imposition of a late fee on certain royalty payments contained in the final determination have been appealed by the RIAA. Finally, we have been involved in a proceeding in the Southern District of New York to determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP and subsequently issued additional rulings. After working with ASCAP to make a final determination of amounts due under the court’s rulings, we reached a partial agreement with ASCAP on January 12, 2009. We believe we have sufficiently accrued for expected royalties under the agreement, but we plan to appeal some aspects of the court’s rulings that underlie the agreement, and the rulings remain subject to appeal and challenge by other participants
     From time to time we are, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above and in Note 14 to the financial statements included in this report, even if not meritorious, could force us to spend significant financial and managerial resources. We are not aware of any other legal proceedings or claims that we believe we will have, individually or taken together, a material adverse effect on our business, prospects, financial condition or results of operations. However, we may incur substantial expenses in defending against third-party claims and certain pending claims are moving closer to trial. We expect that its potential costs of defending these claims may increase as the disputes move into the trial phase of the proceedings. In the event of a determination adverse to us, we may incur substantial monetary liability, and/or be required to change our business practices. Either of these could have a material adverse effect on our financial position and results of operations.
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
     Media Software and Services. Our media software and services (primarily our SuperPass subscription service) face competition from existing competitive alternatives and other emerging services and technologies, such as user generated content services like YouTube and alternative streaming media playback technologies including Microsoft Windows Media Player and Adobe Flash. Content owners are increasingly marketing their content on their own websites rather than licensing to other distributors such as us. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs, videocassettes and others. We also face competition from emerging Internet media sources and established companies entering into the Internet media content market, including Time Warner’s AOL subsidiary, NBC Universal, Microsoft, Apple, Adobe, Yahoo! and broadband internet service providers. We expect this competition to continue to be intense as the market and business models for Internet video content mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets or technologies to promote or distribute their offerings successfully. If we are unable to compete successfully, the future growth of our Media Software and Services business will be negatively impacted. In addition, our overall ability to sell subscription services depends in part on the use of RealNetworks’ formats on the Internet, and declines in the use of our formats may negatively affect our subscription revenue and increase costs of obtaining new subscribers. Both Microsoft and Adobe are aggressively seeking to grow their format usage.

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
     Publishing royalty rates associated with music subscription services in the U.S. and abroad are not fully established and public performance licenses are negotiated individually with performance rights organizations (PROs). A court issued several rulings that set forth how royalties are to be calculated and address other matters relating to the application of the new rates to be paid to one of the PROs, the American Society of Composers, Authors and Publishers (ASCAP). After working with ASCAP to make a final determination of amounts owed under the court’s rulings, we reached a partial agreement with ASCAP on January 12, 2009. While we believe we have sufficiently accrued for expected royalties to be paid under the agreement, we plan to appeal some aspects of the court’s rulings that underlie the agreement, and the rulings remain subject to appeal and challenge by other participants. We also have license agreements to reproduce musical compositions with the Harry Fox Agency, an agency that represents music publishers, and with many independent music publishers as required in the creation and delivery of on-demand streams and tethered downloads, but these license agreements generally do not include final royalty rates. The license agreements anticipate industry-wide agreement on rates, which was reached among the Digital Media Association (DiMA), the Recording Industry Association of America (RIAA) and the National Music Publishers Association (NMPA). This settlement, along with the determination by the Copyright Royalty Board (CRB) on rates for full downloads, physical products and ringtones, was published by the CRB, and after some modifications by the U.S. Copyright Office, was collectively published as part of the CRB’s final determination in the Federal Register. The rate for ringtones and the imposition of a late fee on certain royalty payments contained in the final determination have been appealed by the RIAA. If terms of the settlement are modified or applied in a manner that we do not expect, we could incur increased expenses that could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined and may be higher than our current estimates.
An appeal of, or other industry settlement relating to, the April 2007 Copyright Royalty Board decision regarding Internet radio royalties and minimum payments could result in material expenses that would harm our operating results and our ability to provide popular radio services.
     In April 2007, the CRB issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates were appealed and then affirmed by the D.C. Circuit Court of Appeals on July 10, 2009, except with respect to the minimum royalty rate per station, which has been remanded to the CRB. The ultimate determination of the minimum royalty rate per station may be unfavorable to us, which could adversely impact our operating results and our ability to provide our radio services in the future.
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
Our ongoing arbitration proceeding with VeriSign, Inc. could ultimately result in a damages award in favor of VeriSign that may be material to our financial condition and results of operations.
     In June 2008, we initiated an arbitration action in Seattle, Washington against VeriSign, Inc., to seek resolution of disputes regarding the proper interpretation of an Alliance Agreement entered into between the parties dating back to 2001. VeriSign asserted various counterclaims against us, including claims that we breached the Alliance Agreement and tortiously interfered with VeriSign’s proposed sale of certain business units. On May 7, 2009, the Arbitrator issued a ruling denying our claims for relief and granting VeriSign’s claims, including VeriSign’s claim that we tortiously interfered with VeriSign’s proposed sale of certain business units. Subsequent to that ruling, the Arbitrator has further ruled that the limitation of liability clause contained in the Alliance Agreement does not apply to the potential damages VeriSign incurred. In response, VeriSign has filed an amended statement of damages seeking a material amount in damages. A hearing to address VeriSign’s claimed damages began on July 13, 2009 and was adjourned on July 15th. On September 8, 2009, the Arbitrator will consider whether to hear further evidence. While we continue to believe that the limitation of liability clause in the Alliance Agreement should apply to limit the amount of VeriSign’s claimed monetary damages and that the Arbitrator does not have jurisdiction over tort claims, we could ultimately be required to pay damages to VeriSign in an amount that may be material to our financial condition and results of operations. No assurance can be made as to the final outcome of the disputes until all rulings are final and all avenues of review have been exhausted.
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
     The trading price for our common stock has been volatile, ranging from $1.97 to $7.28 per share during the 52-week period ended June 30, 2009. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:
•	impairments of long-lived assets,

•	integrating and operating newly acquired businesses and assets,

•	the seasonality of our business, which has experienced increased revenues in the fourth quarter of our fiscal year, and

•	the general difficulty in forecasting our operating results and metrics, which could result in actual results that differ significantly from expected results.
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

     Uncertainty and adverse economic conditions may also lead to a decreased ability to collect payment for our products and services due primarily to a decline in the ability of consumers to use or access credit, including through credit cards, which is how most of our customers pay for our products and services. We also expect to continue to experience volatility in foreign exchange rates, which could negatively impact the amount of revenue and net assets we record in future periods. The functional currency of our foreign subsidiaries is the local currency of the country in which each subsidiary operates. We translate our subsidiaries’ revenues into U.S. dollars in our financial statements, and continued volatility in foreign exchange rates, particularly if the U.S. dollar strengthens against the euro or the Korean won, may result in lower reported revenue. If economic conditions continue to deteriorate or remain uncertain for a sustained period of time, we may also record additional impairments to our assets in future periods. Economic conditions may also negatively impact our liquidity due to (1) declines in interest income, (2) an increased risk that we may not be able to access cash balances held in U.S. or foreign financial institutions or that our investments in debt securities issued by financial institutions may become worthless due to the nationalization or failure of such financial institutions, and (3) decreased ability to sell the securities and the institutional money market funds we hold as short-term investments. In addition, the decline in the trading price of shares of our common stock may make it difficult to use our common stock as purchase price consideration for future acquisitions and to raise funds through equity financings. If any of these risks are realized, we may experience a material adverse impact on our financial condition and results of operations.
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
     Acquisition-related costs and financial risks related to completed and potential future acquisitions may harm our financial position, reported operating results, or stock price. Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, amortization of acquired identifiable intangible assets and the incurrence of non-cash charges for the impairment of goodwill and other intangible assets in the fourth quarter of 2008, which are reflected in our operating expenses. New acquisitions and any potential additional future impairment of the value of purchased assets, including goodwill, could have a significant negative impact on our future operating results.

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
     Long-lived assets consist primarily of equipment, software and leasehold improvements, as well as amortizable intangible assets acquired in business combinations. Long-lived assets are amortized on a straight line basis over their estimated useful lives. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amount of an asset is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future undiscounted cash flows. During the quarter ended December 31, 2008, we concluded that the net book value related to certain intangible assets exceeded the fair value attributable to such intangible assets. As a result, we recorded charges of $57.6 million as impairments of long-lived assets within our consolidated statements of operations and comprehensive income in 2008. No such impairments were recognized in either the quarter or six months ended June 30, 2009.
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

     Currently, decisions by the U.S. Supreme Court restrict the ability of states to force remote sellers to collect state and local sales and use taxes. However, a number of states and the U.S. Congress have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on products and services sold through the Internet. If these initiatives are successful, we could be required to collect and remit sales and use taxes in additional states. States are also continuing to define the taxability of digital goods. Taxation of digital goods is subject to complex evolving tax rules that could result in additional taxation of our products and services. The imposition of additional tax obligations related to our business activities by state and local governments could materially adversely affect our operating results, create administrative burdens for us and decrease our future sales.
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
Item 5. Other Information
As disclosed in our Current Report on Form 8-K filed with the SEC on July 8, 2009, we rescheduled our 2009 annual meeting of shareholders for September 21, 2009.

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

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2009.

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