Form 10-Q
period 2009-09-30
REALNETWORKS INC
filed 2009-11-02
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of October 29, 2009 was 134,834,383.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$204,777	$232,968
Short-term investments	168,420	137,766
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	67,060	70,201
Deferred costs, current portion	5,383	4,026
Prepaid expenses and other current assets	31,388	34,599

Total current assets	477,028	479,560

Equipment, software, and leasehold improvements, at cost:
Equipment and software	147,430	135,788
Leasehold improvements	31,003	30,719

Total equipment, software, and leasehold improvements, at cost	178,433	166,507
Less accumulated depreciation and amortization	119,903	103,500

Net equipment, software, and leasehold improvements	58,530	63,007
Restricted cash equivalents and investments	13,700	14,742
Equity investments	21,768	18,582
Other assets	4,180	3,775
Deferred costs, non-current portion	8,945	6,120
Deferred tax assets, net, non-current portion	9,867	9,236
Other intangible assets, net	12,761	18,727
Goodwill	—	175,264

Total assets	$606,779	$789,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,264	$36,575
Accrued and other liabilities	111,295	118,688
Deferred revenue, current portion	35,812	39,835
Related party payable	8,007	13,155
Accrued loss on excess office facilities, current portion	4,338	4,317

Total current liabilities	198,716	212,570
Deferred revenue, non-current portion	1,933	1,961
Accrued loss on excess office facilities, non-current portion	—	2,893
Deferred rent	4,534	4,614
Deferred tax liabilities, net, non-current portion	859	1,379
Other long-term liabilities	11,027	11,660

Total liabilities	217,069	235,077

Noncontrolling interest in Rhapsody America	5,440	378
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 134,823 shares in 2009 and 134,354 shares in 2008	135	134
Additional paid-in capital	664,052	642,705
Accumulated other comprehensive loss	(40,420)	(48,729)
Retained deficit	(239,497)	(40,552)

Total shareholders’ equity	384,270	553,558

Total liabilities and shareholders’ equity	$606,779	$789,013

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenue (A)	$140,264	$151,955	$416,762	$452,166
Cost of revenue (B)	53,686	62,164	165,321	173,202

Gross profit	86,578	89,791	251,441	278,964

Operating expenses:
Research and development	29,425	31,076	86,907	85,147
Sales and marketing	39,573	55,080	125,531	161,730
Advertising with related party	7,941	15,153	22,229	31,733
General and administrative	13,039	15,453	55,208	50,874
Impairment of goodwill	—	—	175,583	—
Restructuring and other charges	877	—	1,671	686

Total operating expenses	90,855	116,762	467,129	330,170

Operating loss	(4,277)	(26,971)	(215,688)	(51,206)

Other income (expenses):
Interest income, net	1,253	2,865	3,190	11,198
Equity in net loss of investments	(273)	(226)	(1,197)	(424)
Gain on sale of equity investments, net	604	—	809	222
Gain on sale of interest in Rhapsody America	—	7,405	—	14,502
Other income (expense), net	(888)	818	(482)	1,636

Other income (expenses), net	696	10,862	2,320	27,134

Loss before income taxes	(3,581)	(16,109)	(213,368)	(24,072)
Income taxes	(686)	(728)	(3,445)	(8,436)

Net loss	(4,267)	(16,837)	(216,813)	(32,508)
Net loss attributable to noncontrolling interest in Rhapsody America	5,787	12,337	17,868	29,129

Net income (loss) attributable to common shareholders	$1,520	$(4,500)	$(198,945)	$(3,379)

Basic net income (loss) per share available to common shareholders	$0.00	$(0.03)	$(1.50)	$(0.02)
Diluted net income (loss) per share available to common shareholders	$0.00	$(0.03)	$(1.50)	$(0.02)
Shares used to compute basic net income (loss) per share available to common shareholders	134,793	141,975	134,531	142,611
Shares used to compute diluted net income (loss) per share available to common shareholders	134,978	141,975	134,531	142,611
Comprehensive income (loss):
Net loss	$(4,267)	$(16,837)	$(216,813)	$(32,508)
Unrealized holding losses (gains) on short-term and equity investments, net of income taxes	70	(1,841)	3,868	(2,130)
Foreign currency translation gains (losses)	3,223	(38,759)	4,441	(59,090)

Comprehensive loss	(974)	(57,437)	(208,504)	(93,728)
Net loss attributable to noncontrolling interest	5,787	12,337	17,868	29,129

Comprehensive income (loss) attributable to common shareholders	$4,813	$(45,100)	$(190,636)	$(64,599)

(A) Components of net revenue:
License fees	$23,621	$28,394	$74,189	$82,762
Service revenue	116,643	123,561	342,573	369,404

	$140,264	$151,955	$416,762	$452,166

(B) Components of cost of revenue:
License fees	$8,113	$11,137	$27,228	$31,139
Service revenue	45,573	51,027	138,093	142,063

	$53,686	$62,164	$165,321	$173,202

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(216,813)	$(32,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,881	38,032
Stock-based compensation	15,545	17,475
Loss on disposal of equipment, software, and leasehold improvements	302	157
Equity in net loss of investments	1,197	198
Gain on sale of equity investments, net	(809)	(222)
Impairment of goodwill	175,583	—
Excess tax benefit from stock option exercises	(9)	(108)
Accrued loss on excess office facilities	(2,872)	(2,537)
Deferred income taxes	545	2,640
Gain on sale of interest in Rhapsody America	—	(14,502)
Accrued restructuring and other charges	(3,786)	—
Other	39	111
Net change in certain operating assets and liabilities, net of acquisitions:
Trade accounts receivable	4,363	12,696
Prepaid expenses and other assets	2,072	(26,066)
Accounts payable	1,276	(16,766)
Accrued and other liabilities	(16,006)	386

Net cash used in operating activities	(16,492)	(21,014)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(11,445)	(24,807)
Purchases of short-term investments	(124,043)	(151,378)
Proceeds from sales and maturities of short-term investments	93,389	130,136
Purchases of other intangible assets	—	(1,808)
Decrease in restricted cash equivalents and investments	1,042	776
Payment of acquisition costs, net of cash acquired	(3,324)	(10,192)
Purchase of equity investments	(2,000)	(4,500)
Proceeds from sales of equity investments	1,014	1,225

Net cash used in investing activities	(45,367)	(60,548)

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	819	8,834
Payments of convertible debt obligations	—	(100,000)
Excess tax benefit from stock option exercises	9	108
Net proceeds from sales of interest in Rhapsody America	26,912	31,640
Repurchase of common stock	—	(23,062)

Net cash provided by (used in) financing activities	27,740	(82,480)

Effect of exchange rate changes on cash and cash equivalents	5,928	(7,512)

Net decrease in cash and cash equivalents	(28,191)	(171,554)
Cash and cash equivalents, beginning of period	232,968	476,697

Cash and cash equivalents, end of period	$204,777	$305,143

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$7,432	$—
Cash paid for income taxes	$4,749	$11,170
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Nine Months Ended September 30, 2009 and 2008
Note 1. Summary of Significant Accounting Policies
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
     Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to 2009 and 2008 amounts to conform to the current presentation. The Company has evaluated subsequent events through the date and time the financial statements were issued on October 30, 2009.
     On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody America) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody America as of September 30, 2009. Rhapsody America’s financial position and operating results have been consolidated into RealNetworks’ financial statements since its formation in August 2007. The noncontrolling interest’s proportionate share of income (loss) is included in noncontrolling interest in Rhapsody America in the unaudited condensed consolidated statements of operations and comprehensive income (loss). MTVN’s proportionate share of equity is included in noncontrolling interest in Rhapsody America in the unaudited condensed consolidated balance sheets.
     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2009. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. The product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales the product is considered delivered at the time the product is made available, digitally, to the end user.
     The Company recognizes revenue on a gross or net basis. In most arrangements, the Company contracts directly with end user customers, is the primary obligor and carries all collectibility risk. In such arrangements, the Company recognizes revenue on a gross basis. In some cases, the Company utilizes third-party distributors to sell products or services directly to end user customers and carries no collectibility risk. In such instances, the Company recognizes revenue on a net basis.
     In the Company’s direct to consumer business segments, which include: Music, Games and Media Software and Services, it derives revenue through (1) subscriptions, (2) sales of content downloads, software and licenses, and (3) the sale of advertising and the distribution of third-party products on its websites and in the Company’s games.
     Consumer subscription products are paid in advance, typically for monthly, quarterly or annual duration. Subscription revenue is recognized ratably over the related subscription time period. Revenue from sales of content downloads, software and licenses is recognized at the time the product is made available, digitally, to the end user. Revenue generated from advertising on the Company’s websites and from advertising and the distribution of third-party products included in its products is recognized as revenue at the time of delivery.

     The Company’s business-to-business Technology Products and Solutions segment generates revenue by providing services that enable wireless carriers to deliver audio and video content to their customers and through sales of software licenses and products and related support and other services.
     Revenue generated from services provided to wireless carriers that enable the delivery of audio and video content to their customers is recognized as the services are provided. Setup fees to build these services are recognized ratably upon launch of the service over the remaining expected term of the service.
     A portion of the revenue related to the sale of software licenses and products and related support and other services is recorded as unearned due to undelivered elements including, in some cases, post-delivery support and the right to receive unspecified upgrades or enhancements on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the vendor specific objective evidence of fair value for those elements using the residual method or relative fair value method. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related products’ life cycles.
     Accounting for Gains on Sale of Subsidiary Stock. Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) which was primarily codified into FASB ASC 810 — Consolidation (ASC 810). Current guidance requires the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value to be recorded as an equity transaction. The Company elected to recognize any such gain in its consolidated statement of operations prior to January 1, 2009.
     Noncontrolling Interests. The Company records noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest partners in the consolidated statement of operations. Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow the Company’s historical disclosure only policy for the redemption feature, and the current redemption amount of the redeemable noncontrolling interests is disclosed in Note 4. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income (loss) attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Noncontrolling interest expense (benefit) is included within the condensed consolidated statements of operations and comprehensive income (loss) for the quarters and nine months ended September 30, 2009 and 2008.
     As of September 30, 2009 and December 31, 2008, the Company’s noncontrolling interests solely related to redeemable noncontrolling interests in Rhapsody America. See Note 4 for further discussion of the redeemable noncontrolling interest treatment.
Note 2. Recent Accounting Pronouncements
     With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter and nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance to the Company.
     Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) which was primarily codified into FASB Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805). Under current guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The current guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies. With the adoption of the current guidance, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through goodwill. The adoption of the current guidance had no impact on the Company’s consolidated financial statements as of, and for the quarter and nine months ended September 30, 2009.
     Effective January 1, 2009, the Company adopted, FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP No. 142-3) which was primarily codified into FASB ASC 350, Intangibles — Goodwill and Other (ASC 350). The current guidance amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The current guidance also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition as of, and for the quarter and nine months ended September 30, 2009.
     Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) which was primarily codified into FASB ASC 810 — Consolidation (ASC 810). This standard changed the accounting for and reporting of noncontrolling interest (previously called minority interest) in the consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on the Company’s previously reported financial position or results of operations. Refer to Note 4, Rhapsody America, and Note 13, Earnings per Share, of this report for additional information on the adoption.
     Effective January 1, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1) which was primarily codified into FASB ASC 470 — Debt (ASC 470). Current guidance specifies that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate and requires retrospective application for all periods presented. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition for all periods presented.
     Effective April 1, 2009, the Company adopted SFAS No. 165, Subsequent Events (SFAS 165) which was primarily codified into FASB ASC 855 — Subsequent Events (ASC 855). The current guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.
     Effective April 1, 2009, the Company adopted FSP No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and 124-2) which was primarily codified into FASB ASC 320 — Investments — Debt and Equity Securities (ASC 320). The current guidance provides new guidance on the recognition and presentation of an other-than-temporary impairments, as well as extends certain annual disclosure requirements to interim periods. The adoption did not have a material impact on the Company’s financial position or results of operations.
     Effective September 30, 2009, the Company adopted SFAS No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles- a replacement of Financial Statement No. 162 (SFAS 168) which was primarily codified into FASB ASC 105 — Generally Accepted Accounting Principles. Current guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition for all periods presented.
     In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on its consolidated results of operations and financial condition and whether it will adopt the standard early.
     In September 2009, the FASB ratified ASU 2009-14 (ASU 2009-14) (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements). ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 has an effective date that is consistent with ASU 2009-13. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-14 on our consolidated results of operations and financial condition and whether it will adopt the standard early.

Note 3. Stock-Based Compensation
     Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. The Company recognizes compensation cost related to options granted on a straight-line basis over the applicable vesting period.
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
     The fair value of options granted was determined using the Black-Scholes model and the following weighted-average assumptions:

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.02%	2.95%	1.75%	2.65%
Expected life (years)	4.2	4.2	4.2	4.2
Volatility	63%	45%	63%	45%
     Recognized stock-based compensation expense is as follows (in thousands):

	Quarters		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$309	$696	$1,302	$1,592
Research and development	1,788	2,247	5,846	6,307
Sales and marketing	1,099	1,458	3,364	4,798
General and administrative	1,532	1,554	5,033	4,778

Total stock-based compensation expense	$4,728	$5,955	$15,545	$17,475

     No stock-based compensation was capitalized as part of the cost of an asset during the quarters or nine months ended September 30, 2009 or 2008. As of September 30, 2009, $22.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options, is expected to be recognized over a weighted-average period of 2.1 years.
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

Effective January 1, 2009, the Company adopted SFAS 160 (primarily codified into ASC 810) which requires the appreciation of gains on the sale of non-controlling interest to be recorded as an equity transaction. Prior to the adoption of SFAS 160, the Company elected to recognize any such gain in the consolidated statement of operations in accordance with SAB 51 (primarily codified into FASB ASC 810 — Consolidation). MTVN made payments of $17.0 million and $31.4 million during the quarter and nine months ended September 30, 2008, respectively. As a result, RealNetworks realized and recorded gains in the condensed consolidated statements of operations for the quarter and nine months ended September 30, 2008 of $8.7 million and $16.0 million, respectively, as all of the gain criteria were met. During the quarter and nine months ended September 30, 2009, MTVN made payments of $7.4 million and $21.9 million, respectively, for which the sale of ownership interests in Rhapsody America have been reflected as an equity transaction and $3.8 million and $11.2 million, respectively, have been recorded directly to shareholders’ equity. As of September 30, 2009, $91.3 million in payments have been made on the note since the formation of Rhapsody America.
Call/Put Rights
     Pursuant to the terms of the Rhapsody America limited liability company agreement, RealNetworks has the right to purchase from MTVN, and MTVN has a right to require RealNetworks to purchase, MTVN’s interest in Rhapsody America. The Company has evaluated the terms of the call and put rights under applicable accounting literature, and concluded that neither of these rights represent freestanding financial instruments or derivatives that should be accounted for separately.
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
     The hypothetical current redemption price of MTVN’s interest in Rhapsody America under the put right at September 30, 2009, before consideration of the remaining payments due on the note, was approximately $27.1 million. The current redemption price has been adjusted under the formula in the limited liability agreement for the remaining outstanding amounts due of $122.5 million on the note payable as of September 30, 2009. The Company has elected to accrete any excess of the redemption value over the carrying amount as an adjustment to income attributable to common shareholders and has adjusted earnings per share for the current quarter’s accretion of the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature. For the quarter and nine months ended September 30, 2009, the Company increased the noncontrolling interest on the Condensed Consolidated Balance Sheets by $3.9 million and $5.8 million, respectively, of which, $0.9 million and $2.8 million was an adjustment to income attributable to common shareholders for the purposes of calculating earnings per share during the quarter and nine months ended September 30, 2009, respectively. See Note 13, Earnings Per Share, for more information on this item. For 2008, this amount was nominal to the condensed consolidated financial statements.
Noncontrolling interest rollforward
     Activity in noncontrolling interest and equity attributable to common shareholders is as follows (in thousands):

	Noncontrolling interest	Total Equity
Balances, December 31, 2007	$19,613	$875,104
Net income (loss)	(29,129)	(3,379)
Contribution and other transactions with owners	15,813	—
Unrealized holding losses on short-term and equity investments, net of taxes	—	(2,130)
Foreign currency translation losses	—	(59,090)
Stock-based transactions and compensation expense, net of taxes	—	1,965

Balances, September 30, 2008	$6,297	$812,470

	Noncontrolling interest	Total Equity
Balances, December 31, 2008	$378	$553,558
Net loss	(17,868)	(198,945)
Contribution and other transactions with owners	17,140	10,998
Accretion of MTVN’s equity interest in Rhapsody Amercia	3,015	(3,015)
Accretion of MTVN’s preferred return in Rhapsody Amercia	2,775	(2,775)
Unrealized holding losses on short-term and equity investments, net of taxes	—	3,868
Foreign currency translation losses	—	4,441
Stock-based transactions and compensation expense, net of taxes	—	16,140

Balances, September 30, 2009	$5,440	$384,270

Note 5. Fair Value Measurements
     The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, short-term investments, and equity investments. The fair value of these financial assets was determined based on three levels of inputs:
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
Items Measured at Fair Value on a Recurring Basis
     The following table presents information about the Company’s financial assets that have been measured at fair value (in thousands) on a recurring basis as of September 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Fair Value Measurements as of
	September 30, 2009
	Total	Level 1	Level 2	Level 3
		(In thousands)
Cash equivalents
Money market funds	$148,752	$148,752	$—	$—
Short-term investments
Corporate notes and bonds	86,957	86,957	—	—
U.S. government agency securities	81,463	81,463	—	—
Equity investments
Publicly traded investments	16,476	16,476	—	—

Total	$333,648	$333,648	$—	$—

	Fair Value Measurements as of
	December 31, 2008
	Total	Level 1	Level 2	Level 3
		(In thousands)
Cash equivalents
Money market funds	$157,063	$157,063	$—	$—
U.S. government agency securities	4,292	4,292	—	—
Short-term investments
U.S. government agency securities	84,330	84,330	—	—
Corporate notes and bonds	53,436	53,436	—	—
Equity investments
Publicly traded investments	13,903	13,903	—	—

Total	$313,024	$313,024	$—	$—

     Investments in marketable securities classified as short-term investments and equity investments of public companies are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The Company carries its equity investments in private companies at cost and no fair value is derived The Company has consistently applied these valuation techniques in all periods presented.
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
     Note 6. Cash, Cash Equivalents, Trading Securities, Short-Term Investments, and Restricted Cash Equivalents and Investments
     Cash, cash equivalents, trading securities, short-term investments, and restricted cash equivalents and investments as of September 30, 2009 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$56,025	$—	$—	$56,025
Money market mutual funds	148,752	—	—	148,752

Total cash and cash equivalents:	204,777	—	—	204,777

Short-term investments:
Corporate notes and bonds	86,288	873	(204)	86,957
U.S. Government agency securities	81,325	167	(29)	81,463

Total short-term investments:	167,613	1,040	(233)	168,420

Total cash, cash equivalents and short-term investments	$372,390	$1,040	$(233)	$373,197

Restricted cash equivalents and investments	$13,700	$—	$—	$13,700

     Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2008 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$71,613	$—	$—	$71,613
Money market mutual funds	156,803	260	—	157,063
U.S. government agency securities	4,203	89	—	4,292

Total cash and cash equivalents	232,619	349	—	232,968

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate notes and bonds	54,685	154	(1,403)	53,436
U.S. Government agency securities	83,920	410	—	84,330

Total short-term investments	138,605	564	(1,403)	137,766

Total cash, cash equivalents, and short-term investments	$371,224	$913	$(1,403)	$370,734

Restricted cash equivalents	$14,742	$—	$—	$14,742

     At September 30, 2009 and December 31, 2008, restricted cash equivalents and investments represent cash equivalents and short-term investments pledged as collateral against two letters of credit for a total of $13.7 million and $14.7 million, respectively, in connection with two lease agreements.
     Realized gains or losses on sales of available-for-sale securities for the quarters and nine months ended September 30, 2009 and 2008 were not significant.
     Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.
     The contractual maturities of available-for-sale investments at September 30, 2009 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Within one year	$32,589	$32,705
Between one year and five years	133,504	134,182
Between five years and fifteen years	1,520	1,533

Total available-for-sale investments	$167,613	$168,420

Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns
     Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful
	Accounts	Sales
	Receivable	Returns
Balances, December 31, 2008	$3,532	$1,099
Additions charged to expenses	725	1,207
Amounts written off	(1,778)	(1,254)

Balances, September 30, 2009	$2,479	$1,052

     Two customers accounted for 23% and 10% of trade accounts receivable, respectively, as of September 30, 2009. As of December 31, 2008, one customer accounted for 20% of trade accounts receivable. No one customer accounted for more than 10% of total revenue during the quarters and nine months ended September 30, 2009 and 2008.
Note 8. Equity Investments
     As of September 30, 2009 and December 31, 2008, the carrying value of equity investments in publicly traded companies primarily relates to J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These equity investments are accounted for as available-for-sale. The market for these investments is relatively limited and the share price is volatile. Although the carrying value of the total equity investments was $21.8 million at September 30, 2009, there can be no assurance that any gain can be realized through the disposition of these shares.
     Summary of equity investments is as follows (in thousands):

	September 30, 2009		December 31, 2008
		Carrying		Carrying
	Cost	Value	Cost	Value
Publicly traded investments	$10,765	$16,476	$10,765	$13,903
Privately held investments	7,109	5,292	5,695	4,679

Total equity investments	$17,874	$21,768	$16,460	$18,582

Note 9. Other Intangible Assets
     Other intangible assets at September 30, 2009 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$35,875	$26,335	$9,540
Developed technology	29,637	26,840	2,797
Patents, trademarks and tradenames	6,628	6,523	105
Service contracts and other	6,026	5,707	319

Total other intangible assets	$78,166	$65,405	$12,761

     Other intangible assets at December 31, 2008 consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$34,004	$21,705	$12,299
Developed technology	28,673	23,849	4,824
Patents, trademarks and tradenames	8,556	7,176	1,380
Service contracts and other	3,711	3,487	224

Total other intangible assets	$74,944	$56,217	$18,727

     Amortization expense related to other intangible assets during the quarter and nine months ended September 30, 2009 was $2.1 million and $6.6 million, respectively. Amortization expense related to other intangible assets during the quarter and nine months ended September 30, 2008 was $6.5 million and $20.4 million, respectively.
     As of September 30, 2009, estimated future amortization of other intangible assets is as follows (in thousands):

2009 (remaining three months)	$2,135
2010	4,464
2011	2,281
2012	2,014
2013	1,609
Thereafter	258

Total	$12,761

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairments to long-lived assets during the quarters and nine months ended September 30, 2009 or 2008.
     The impairment analysis of long-lived assets is based upon estimates and assumptions relating to the Company’s future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital. Significant or sustained declines in future revenue or cash flows, or adverse changes in the Company’s business climate, among other factors, and their resulting impact on the estimates and assumptions relating to the value of the Company’s long-lived assets could result in the need to perform an impairment analysis in future periods which could result in a significant impairment.
Note 10. Goodwill
     Changes in goodwill are as follows (in thousands):

Balance, December 31, 2008	$175,264
Effects of foreign currency translation	319
Impairment of goodwill	(175,583)

Balance, September 30, 2009	$—

     Goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual goodwill impairment test during its fiscal fourth quarter.
     A two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment from the first step, a second step is performed to determine the amount of the impairment. This involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The Company has four reporting units: Music, Technology Products and Solutions, Games, and Media Software and Services.
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
     The Company determined that a triggering event had occurred during the quarter ended June 30, 2009, warranting an interim impairment analysis of goodwill. During the impairment analysis, the Company determined that the implied fair value of goodwill was zero for each of its reporting units. As a result, the Company impaired $175.6 million, the remaining amount of its goodwill, during the quarter ended June 30, 2009. No impairments were recognized in either the quarter or nine months ended September 30, 2008.
Note 11. Accrued and Other Liabilities
     Accrued and other liabilities consist of (in thousands):

	September 30,	December 31,
	2009	2008
Royalties and other fulfillment costs	$49,108	$55,247
Employee compensation, commissions and benefits	19,872	21,679
Sales, VAT and other taxes payable	15,862	16,801
Legal fees and contingent legal fees	4,920	3,290
Other	21,533	21,671

Total	$111,295	$118,688

Note 12. Loss on Excess Office Facilities
     The accrued loss of $4.3 million for estimated future losses on excess office facilities located near the Company’s corporate headquarters in Seattle Washington at September 30, 2009, is shown net of expected future sublease income of $2.7 million, which was committed under sublease contracts at the time of the estimate. The Company regularly evaluates the market for office space in the cities where it has operations. If the market for such space declines further in future periods, the Company may have to revise its estimates further, which may result in additional losses on excess office facilities.
     A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2008	$7,210
Less amounts amortized from the accrued loss on excess office facilities	(2,872)

Accrued loss on excess office facilities, September 30, 2009	4,338
Note 13. Earnings Per Share
     Basic net income (loss) available to common shareholders per share is computed by dividing net income (loss) attributable to common shareholders less any accretion from MTVN’s preferred return in Rhapsody America by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available to common shareholders per share is computed by dividing net income (loss) attributable to common shareholders less any accretion from MTVN’s preferred return in Rhapsody America by the weighted average number of common and dilutive potential common shares outstanding during the period. Share counts used to compute basic and diluted net income available to common shareholders per share are calculated as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) available to common shareholders:
Net income (loss) attributable to common shareholders	$1,520	$(4,500)	$(198,945)	$(3,379)
Less accretion of MTVN’s preferred return in Rhapsody America	(925)	—	(2,775)	—

Net income (loss) available to common shareholders	$595	$(4,500)	$(201,720)	$(3,379)

Weighted average common shares outstanding used to compute basic net income (loss) per share available to common shareholders	134,793	141,975	134,531	142,611
Dilutive potential common shares:
Stock options and restricted stock	185	—	—	—

Shares used to compute diluted net income (loss) per share available to common shareholders	134,978	141,975	134,531	142,611

Basic net income (loss) per share available to common shareholders	$0.00	$(0.03)	$(1.50)	$(0.02)
Diluted net income (loss) per share available to common shareholders	$0.00	$(0.03)	$(1.50)	$(0.02)
     During the quarter and nine months ended September 30, 2009, 37.6 million and 38.5 million shares of common stock, respectively, potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect. During the quarter and nine months ended September 30, 2008, 32.1 million shares of common stock potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect.
Note 14. Commitments and Contingencies
     Borrowing Arrangements. The Company’s subsidiary, WiderThan, has entered into lines of credit with two Korean domestic banks with an aggregate maximum available limit of $1.7 million at interest rates of approximately 2.9% over the rate earned on the underlying deposits. During the quarter and nine months ended September 30, 2009, the Company did not draw on these lines of credit and there were no balances outstanding as of September 30, 2009 or December 31, 2008.
     WiderThan uses corporate charge cards issued by a Korean domestic bank with an aggregate line of credit of up to $4.3 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets. In general, the term of the arrangement is one year, with automatic renewal in April of each year. The arrangement may be terminated in writing by mutual agreement between the bank and the Company. The Company is not subject to any financial or other restrictive covenants under the terms of this arrangement.
     WiderThan has a letter of credit of up to $1.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April), which bears interest at 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the quarter and nine months ended September 30, 2009, the Company did not draw on the letter of credit and there was no balance outstanding as of September 30, 2009 or December 31, 2008.
     WiderThan has purchase guarantees amounting to $0.9 million from Seoul Guarantee Insurance which guarantees payments for one year under certain supply contracts the Company has with a customer in Korea.
     Litigation. On June 29, 2009, MCS Music America, Inc. (MCS Music), and other plaintiffs for whom MCS Music administers copyrights, filed suit for copyright infringement against the Company, Yahoo! Inc. and Microsoft Corporation in U.S. District Court for the Middle District of Tennessee. The complaint asserts that the Company’s Rhapsody music service offers certain compositions for distribution without a license and asks for statutory damages for infringement of the copyrights relating to those compositions. The Company is actively exploring settlement of these claims.

     On September 30, 2008, the Company filed a declaratory action against Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros. Entertainment, Inc., Viacom, Inc. (collectively, the “Studios”) and the DVD Copy Control Association (DVD CCA) in the Northern District of California relating to the Company’s RealDVD product (the “RealDVD Litigation”), which, among other things, allows consumers to securely store DVD content on their hard drives. On the same day, various movie studios filed suit against the Company in the Central District of California. The Company’s suit asks the court to find that the RealDVD product does not breach the license agreement that the Company entered into with the DVD CCA. The movie studios’ suit alleges that by offering the RealDVD product, RealNetworks has violated the Digital Millennium Copyright Act. The DVD CCA has filed a counterclaim against the Company alleging that the Company breached its license with the DVD CCA by developing RealDVD. The movie studios’ suit was subsequently transferred to the Northern District of California. In October 2008, the movie studios obtained a temporary restraining order (TRO) requiring the Company to cease distribution of its RealDVD product. In April and May 2009, the Court held a preliminary injunction hearing to address the movie studios’ claim that RealDVD should not be sold pending a final judicial determination of the underlying claims between the parties. On August 11, 2009, the Court granted the movie studios’ motion for a preliminary injunction, which enjoined the Company from selling or otherwise distributing RealDVD to the public. On September 10, 2009, the Company filed a notice of appeal on this ruling with the U.S. Court of Appeals for the Ninth Circuit.
     On May 13, 2009, the Company moved to amend its complaint against the Studios in the RealDVD Litigation to add claims that the Studios and DVD CCA conspired to violate, and have violated, state and federal antitrust laws by, among other things, unlawfully eliminating competition in the market for technology that enables a consumer to make a lawful, secure backup copy of a DVD. The Company has filed similar counterclaims against the DVD CCA. In both instances, the Company is seeking injunctive relief to stop the anticompetitive activity, and has also asked for monetary damages. The Company’s motion to amend was granted by the Court. On June 29, 2009, the DVD CCA moved to dismiss the Company’s antitrust counterclaims, and the Studios filed a motion to dismiss the Company’s antitrust counterclaims on September 8, 2009. The hearing on those motions was held on October 26, 2009 and the Company is awaiting the Court’s ruling.
     In June 2008, the Company initiated an arbitration action in Seattle, Washington against VeriSign, Inc., to seek resolution of disputes regarding the proper interpretation of an Alliance Agreement entered into between the parties dating back to 2001. VeriSign asserted various counterclaims against the Company, including claims that the Company breached the Alliance Agreement and tortiously interfered with VeriSign’s prospective and existing business relationships and its proposed sale of certain business units. On May 7, 2009, the Arbitrator issued a ruling denying the Company’s claims for relief and granting VeriSign’s claims, including VeriSign’s tortious interference claims. Subsequent to that ruling, the Arbitrator further ruled that the limitation of liability clause contained in the Alliance Agreement does not apply to the potential damages VeriSign incurred. In response, VeriSign filed an amended statement of damages seeking a material amount in damages. A hearing to address VeriSign’s claimed damages began on July 13, 2009 and was adjourned on July 15. On September 10, 2009, the Arbitrator issued a Supplemental Order re: Scheduling and Actions for Final Resolution which set further hearings on damages which were completed on October 12-14, 2009. In that Order, the Arbitrator also determined that VeriSign had failed to prove that RealNetworks caused any damages relating to VeriSign’s claim of tortious interference with its proposed sale of certain business units but allowed further evidence regarding VeriSign’s claims of tortious interference with prospective and existing business relationships. The evidentiary hearings have now been concluded and the Company expects the Arbitrator to issue a final decision in the near future. In August 2009, RealNetworks also filed a motion to vacate the Arbitrator’s interim awards relating to declaratory and injunctive relief in Federal District Court in New York City. That motion is currently under consideration by the federal court. The Company continues to believe that the limitation of liability clause in the Alliance Agreement should apply to limit the amount of VeriSign’s claimed monetary damages and that the Arbitrator does not have jurisdiction over tort claims. No assurance can be made as to the final outcome of the disputes until all rulings are final and all avenues of review have been exhausted, but the Company could ultimately be required to pay damages to VeriSign in an amount that may be material to the Company’s financial condition and results of operations. The Company intends to continue to defend itself vigorously with respect to this matter.
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
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates were appealed and then affirmed by the D.C. Circuit Court of Appeals on July 10, 2009, except with respect to the minimum royalty rate per station, which has been remanded to the CRB. In a separate proceeding regarding international radio rates, on September 29, 2009, the Company filed briefs with the CRB with respect to royalty rates for the period 2011 through 2015. Additionally, in another separate proceeding, the CRB held hearings to determine mechanical royalty rates associated with the statutory license for digital phonorecord deliveries, including streams and tethered downloads. These rates have also been subject to industry-wide settlement negotiations. A partial settlement was reached with respect to on-demand streaming and tethered downloads between the Digital Media Association (DiMA), the Recording Industry Association of America (RIAA) and the National Music Publishers Association (NMPA). This settlement, along with CRB’s determination on rates for full downloads, physical products and ringtones, was published by the CRB, and after some modifications by the U.S. Copyright Office, was collectively published as the CRB’s final determination in the Federal Register. The rate for ringtones and the imposition of a late fee on certain royalty payments contained in the final determination have been appealed by the RIAA. Finally, the Company has been involved in a proceeding in the Southern District of New York to determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP and subsequently issue additional rulings. After working with ASCAP to make a final determination of amounts due under the court’s rulings, the Company reached a partial agreement with ASCAP on January 12, 2009. The Company believes it has sufficiently accrued for expected royalties under the agreement, but the Company plans to appeal some aspects of the court’s rulings that underlie the agreement, and the rulings remain subject to appeal and challenge by other participants.
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
Note 15. Segment Information
     The Company reports four business segments based on factors such as how the Company manages its operations and how its Chief Operating Decision Maker reviews results. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which includes the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Executive Vice Presidents and Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Music, Games, Media Software and Services and Technology Products and Solutions segments and, therefore, the Company reports these as operating segments. The accounting policies used to derive segment results are generally the same as those described in Note 1.
     The Music segment includes the operations of Rhapsody America as well as the aspects of the Company’s music business not included as part of Rhapsody America. The revenue and costs from these businesses include: digital music subscription services, such as Rhapsody and RadioPass, and sales of digital music content and advertising. These products and services are sold and provided primarily through the Internet, and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.
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
     The Technology Products and Solutions segment includes revenue and costs from: sales of application services such as ringback tones, music-on-demand, video-on-demand, messaging, and information services; sales of media delivery system software and licenses, including Helix system software and related authoring and publishing tools, directly to customers and indirectly through original equipment manufacturer channels; sales of support and maintenance services to customers who purchase software products; sales of broadcast hosting services; and sales of consulting and professional services. These products and services are primarily sold to corporate customers.

     Amounts that are not included within the above segment descriptions are shown below as Reconciling Amounts. Included within these amounts are items such as interest income.
     Segment net income (loss) attributable to common shareholders for the quarter ended September 30, 2009 is as follows (in thousands):

			Media
			Software and	Technology Products	Reconciling
	Music	Games	Services	and Solutions	Amounts	Consolidated
Net revenue	$38,765	$29,491	$24,580	$47,428	$—	$140,264
Cost of revenue	23,720	7,728	4,090	18,148	—	53,686

Gross profit	15,045	21,763	20,490	29,280	—	86,578
Operating expenses	25,150	27,081	13,249	25,535	(160)	90,855

Operating income (loss)	(10,105)	(5,318)	7,241	3,745	160	(4,277)
Total non-operating income, net	—	—	—	—	696	696

Income (loss) before income taxes	(10,105)	(5,318)	7,241	3,745	856	(3,581)
Income taxes	—	—	—	—	(686)	(686)

Net income (loss)	(10,105)	(5,318)	7,241	3,745	170	(4,267)

Net income (loss) attributable to noncontrolling interest in Rhapsody America	5,787	—	—	—	—	5,787

Net income (loss) attributable to common shareholders	$(4,318)	$(5,318)	$7,241	$3,745	$170	$1,520

     Segment net income (loss) attributable to common shareholders for the nine months ended September 30, 2009 is as follows (in thousands):

			Media
			Software and	Technology Products	Reconciling
	Music	Games	Services	and Solutions	Amounts	Consolidated
Net revenue	$123,270	$92,088	$64,189	$137,215	$—	$416,762
Cost of revenue	75,965	25,093	10,387	53,876	—	165,321

Gross profit	47,305	66,995	53,802	83,339	—	251,441
Impairment of goodwill	37,029	41,247	46,776	50,531	—	175,583
Other operating expenses	81,640	80,993	51,615	77,384	(86)	291,546

Operating income (loss)	(71,364)	(55,245)	(44,589)	(44,576)	86	(215,688)
Total non-operating income, net	—	—	—	—	2,320	2,320

Income (loss) before income taxes	(71,364)	(55,245)	(44,589)	(44,576)	2,406	(213,368)
Income taxes	—	—	—	—	(3,445)	(3,445)

Net income (loss)	(71,364)	(55,245)	(44,589)	(44,576)	(1,039)	(216,813)

Net income (loss) attributable to noncontrolling interest in Rhapsody America	17,868	—	—	—	—	17,868

Net income (loss) attributable to common shareholders	$(53,496)	$(55,245)	$(44,589)	$(44,576)	$(1,039)	$(198,945)

     Segment net income (loss) attributable to common shareholders for the quarter ended September 30, 2008 is as follows (in thousands):

			Media
			Software	Technology Products	Reconciling
	Music	Games	and Services	and Solutions	Amounts	Consolidated
Net revenue	$41,591	$34,200	$24,531	$51,633	$—	$151,955
Cost of revenue	23,787	10,251	4,539	23,587	—	62,164

Gross profit	17,804	23,949	19,992	28,046	—	89,791
Operating expenses	42,355	28,412	16,064	29,719	212	116,762

Operating income (loss)	(24,551)	(4,463)	3,928	(1,673)	(212)	(26,971)
Total non-operating income, net	7,405	—	—	—	3,457	10,862

Income (loss) before income taxes	(17,146)	(4,463)	3,928	(1,673)	3,245	(16,109)
Income taxes	—	—	—	—	(728)	(728)

Net income (loss)	(17,146)	(4,463)	3,928	(1,673)	2,517	(16,837)

Net income (loss) attributable to noncontrolling interest in Rhapsody America	12,337	—	—	—	—	12,337

Net income (loss) attributable to common shareholders	$(4,809)	$(4,463)	$3,928	$(1,673)	$2,517	$(4,500)

     Segment net income (loss) attributable to common shareholders for the nine months ended September 30, 2008 is as follows (in thousands):

			Media
			Software	Technology Products	Reconciling
	Music	Games	and Services	and Solutions	Amounts	Consolidated
Net revenue	$116,840	$100,943	$80,178	$154,205	$—	$452,166
Cost of revenue	65,999	29,543	12,222	65,438	—	173,202

Gross profit	50,841	71,400	67,956	88,767	—	278,964
Operating expenses	107,978	79,737	46,400	94,683	1,372	330,170

Operating income (loss)	(57,137)	(8,337)	21,556	(5,916)	(1,372)	(51,206)
Total non-operating income, net	14,502	—	—	—	12,632	27,134

Income (loss) before income taxes	(42,635)	(8,337)	21,556	(5,916)	11,260	(24,072)
Income taxes	—	—	—	—	(8,436)	(8,436)

Net income (loss)	(42,635)	(8,337)	21,556	(5,916)	2,824	(32,508)

Net income (loss) attributable to noncontrolling interest in Rhapsody America	29,129	—	—	—	—	29,129

Net income (loss) attributable to common shareholders	$(13,506)	$(8,337)	$21,556	$(5,916)	$2,824	$(3,379)

     The Company’s customers consist primarily of end users located in the U.S., Europe and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	$95,758	$102,363	$283,109	$302,430
Europe	23,773	27,151	69,907	78,514
Rest of the World	20,733	22,441	63,746	71,222

Total net revenue	$140,264	$151,955	$416,762	$452,166

     Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	September 30,	December 31,
	2009	2008
United States	$54,067	$163,730
Republic of Korea	7,831	51,508
Europe	6,485	37,315
Rest of the World	2,908	4,445

Total long-lived assets	$71,291	$256,998

     Net assets by geographic location are as follows (in thousands):

	September 30,	December 31,
	2009	2008
United States	$342,826	$437,565
Republic of Korea	10,427	64,824
Europe	21,219	45,845
Rest of the World	9,798	5,324

Total net assets	$384,270	$553,558

     Goodwill is assigned to the Company’s segments as follows (in thousands):

	September 30,	December 31,
	2009	2008
Music	$—	$37,029
Games	—	41,526
Media Software and Services	—	46,776
Technology products and solutions	—	49,933

Total goodwill	$—	$175,264

Note 16. Related Party Transactions
     Transactions with MTVN. As part of the formation of Rhapsody America, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. In February 2009, RealNetworks and MTVN signed an amendment to the Rhapsody America venture agreement which reduced the amount payable under the MTVN note to $213.8 million over the original five-year term. During the quarter and nine months ended September 30, 2009, Rhapsody America received $7.4 million and $21.9 million in cash as note payments and spent $7.9 million and $22.2 million, respectively, in advertising with MTVN. During the quarter and nine months ended September 30, 2008, Rhapsody America received $17.0 million and $31.4 million in cash as note payments and spent $15.2 million and $31.7 million, respectively, in advertising with MTVN.
     The Company also agreed to grant options to acquire shares of RealNetworks, Inc. common stock to Rhapsody America employees as part of the venture with MTVN and has included the expense associated with these options in its statement of operations and comprehensive income. MTVN’s share of the expense associated with the stock options granted to Rhapsody America employees is calculated based on its ownership percentage and is billed directly by the Company to MTVN under a separate agreement. The Company charged $0.1 million and $0.5 million to MTVN during the quarter and nine months ended September 30, 2009, respectively, related to stock options expense incurred during those periods. The Company charged $0.2 million to MTVN during the quarter and nine months ended September 30, 2008, related to stock options expense incurred during those periods.
     The Company also provides various support services, including items such as facilities, information technology systems, personnel and overhead, directly to Rhapsody America. The allocation of other support service costs are based on various measures depending on the service provided, including employee headcount, time employees spend on providing services to Rhapsody America, server usage or number of users of a service. The allocations of these costs are billed directly to Rhapsody America. The Company has treated these allocations as intercompany transactions and all such transactions were eliminated in consolidation.
     Transactions with LoEn Entertainment, Inc. During the fourth quarter of 2008, the Company paid $9.9 million to acquire approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). The Company paid market price for approximately 2.8 million common shares of LoEn which are traded on the Korean Securities Dealers Automated Quotations. The Company’s investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting gains/losses recognized in equity as unrealized holding gains/losses on investment. During the quarter and nine months ended September 30, 2009, the Company recorded revenue from LoEn of approximately $3.3 million and $9.2 million, respectively. This revenue consisted primarily of sales of application service provider services, which includes sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, RealNetworks also recorded accounts receivable of approximately $3.0 million as of September 30, 2009. Accounts payable and cost of revenue balances associated with LoEn as of and for the quarter and the nine months ended September 30, 2009 were nominal.
Note 17. Repurchase of Common Stock
     In May 2008, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to an aggregate of $50.0 million of its outstanding common stock. During the quarter ended September 30, 2008, the Company purchased 3.6 million shares of its common stock at an average cost of $6.36 per share for an aggregate value of $23.0 million. The Company purchased a total of 3.8 million shares of its common stock at an average cost of $6.39 per share for an aggregate value of $24.5 million during the nine months ended September 30, 2008. There were no shares repurchased during the quarter and nine months ended September 30, 2009. All of the previously authorized share repurchase programs were completed prior to 2009.
Note 18. Income Taxes
     As of December 31, 2008, the Company had $10.5 million of unrecognized tax benefits. The total amount of unrecognized tax benefits that would have affected the Company’s effective tax rate if recognized was $9.5 million. The Company has filed formal and informal claims with the Internal Revenue Service for the years 2001-2007, primarily related to Extraterritorial Income Exclusion of $32.4 million and previously acquired net operating losses of $17.1 million. As of September 30, 2009 the total amount of unrecognized tax benefits is $60.0 million. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is approximately $34.9 million due to the fact that the Company currently has a partial valuation allowance.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2009 and December 31, 2008, the Company had approximately $1.9 million and $1.4 million of accrued interest and penalties related to uncertain tax positions, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
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
•	future revenues, income and other taxes, tax benefits, net income (loss) per diluted share, acquisition costs and related amortization, and other measures of results of operations;

•	the potential outcomes and effects of claims and legal proceedings, including those relating to RealDVD and our ongoing arbitration with VeriSign, on our business, prospects, financial condition or results of operations;

•	the effects of our past acquisitions and expectations for future acquisitions;

•	plans, strategies and expected opportunities for future growth, increased profitability and innovation;

•	the creation of new strategic partnerships and broadening of existing strategic partnerships and the prospects for growth and profitability as a result of such partnerships;

•	the expected financial position, performance, growth and profitability of our businesses and the availability of resources;

•	the cash position, performance, governance, management, accounting and integration of our Rhapsody America venture;

•	the dilutive impact on our shareholders if the call or put rights contained in the limited liability agreement for Rhapsody America are exercised and result in the issuance of additional shares of our common stock;

•	our intention to separate our Games business and to distribute shares of the newly created games company to our shareholders;

•	our expected introduction of new products and services across our businesses;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact music publishing royalty rates;

•	impacts of competition and certain customer relationships on the future financial performance and growth of our businesses;

•	the effects of U.S. and foreign income and other taxes on our business, prospects, financial condition or results of operations;

•	the impairment of our assets and anticipated effects on our financial condition or results of operations; and

•	the effect of economic and market conditions on our business, prospects, financial condition or results of operations.

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
     We manage our business, and correspondingly report segment revenue and profit (loss), based on four segments: Music, Games, Media Software and Services, and Technology Products and Solutions, each of which is described further below under “Revenue by Segment” and “Costs of Revenue by Segment.” Our Music business is conducted primarily through Rhapsody America, a joint venture with the MTVN division of Viacom International, Inc.
     In the quarter ended September 30, 2009, our total revenue declined 8%, or $11.7 million, to $140.3 million compared with $152.0 million in the quarter ended September 30, 2008. This decline was primarily due to declines in revenue in our Music, Games and Technology Products and Solutions segments totaling $2.8 million, $4.7 million and $4.2 million, respectively. The decline in revenue in our Music segment during the quarter was largely due to a decrease in the number of subscribers to our Music subscription services and a decline in the demand for online advertising, and the decline in our Games segment was primarily due to decreased revenue from our games. The decline in the quarter ended September 30, 2009, from the year-earlier period also resulted from changes in foreign currency exchange rates across our businesses of approximately $3.6 million most of which affected our Technology Products and Solutions segment. As in recent prior periods, volatility in foreign exchange rates, particularly in the euro and Korean won, continued to impact our revenue. We expect the comparability of our period-over-period operating results to continue to be impacted by the volatility of foreign currency exchange rates in future periods. See “Results of Operations-Revenue by Segment” below for further explanations of changes in our segment revenue for the quarter and the nine months ended September 30, 2009.
     In our consumer segments, which include our Music, Games and Media Software and Services segments, we derive revenue through (1) subscriptions, (2) sales of content downloads, software and licenses, and (3) the sale of advertising and the distribution of third-party products on our websites and in our games. In the quarter ended September 30, 2009, we derived 56% of our total consumer revenue from subscriptions, 21% from sales of content downloads, software and licenses, and 23% from advertising and the distribution of third party products. In the third quarter of 2008, we derived 58% of our total consumer revenue from subscriptions, 23% from content downloads, software and licenses, and 19% from advertising and the distribution of third party products. In our business-to-business Technology Products and Solutions segment, we generate revenue primarily by providing services that enable wireless carriers to deliver audio and video content to their customers and through sales of software licenses and products and related support and other services to broadband and mobile carriers. In the third quarter of 2009, we derived 82% of our Technology Products and Solutions revenue from application service provider (ASP) services provided to wireless carriers, and 18% from software licenses and services. In the third quarter of 2008, we derived 77% of our Technology Products and Solutions revenue from ASP services, and 23% from software licenses and services.

     In the quarter ended June 30, 2009, we also recorded an impairment to our goodwill within each of our reporting units of an aggregate $175.6 million. Additional details about the valuation of our goodwill, the impairment analysis and related information is included below in “Results of Operations-Impairment of Goodwill.”
     We believe that our operating results continue to be impacted by the uncertainty and adverse conditions in the global economy. The economic downturn has resulted in declines in overall consumer and corporate spending as well as consumer access to credit, and the digital entertainment products and services we provide are generally considered discretionary purchases for consumers. As a result, we may continue to experience softening in consumer demand and increased price-sensitivity for our products and services, including the products and services we provide indirectly to consumers through our business customers. A continuation of these trends is expected to adversely affect our revenue growth in future periods.
     As of September 30, 2009, we had cash, cash equivalents and short-term investments of $373.2 million and $13.7 million in restricted cash. We intend to use our strong cash position to seek acquisition opportunities to further our strategic initiatives, to make selective internal investments in new products or technologies and to enhance our competitive position. In recent years, we have focused our acquisition efforts principally on target companies that provide (1) technologies and products complementary to ours in order to accelerate and supplement our research and development efforts, (2) distribution of our products and services into new geographies, (3) significant new customers and (4) existing or a reasonably expected ability to achieve profitability.
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
     Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. The product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of our product sales, these criteria are met at the time the product is shipped. For online sales the product is considered delivered at the time the product is made available, digitally, to the end user.
     We recognize revenue on a gross or net basis. In most arrangements, we contract directly with end user customers, is the primary obligor and carries all collectibility risk. In such arrangements, we recognize revenue on a gross basis. In some cases, we utilize third-party distributors to sell products or services directly to end user customers and carries no collectibility risk. In such instances, we recognize revenue on a net basis.
     In our direct to consumer business segments, which include: Music, Games and Media Software and Services, we derive revenue through (1) subscriptions, (2) sales of content downloads, software and licenses, and (3) the sale of advertising and the distribution of third-party products on its websites and in our games.
     Consumer subscription products are paid in advance, typically for monthly, quarterly or annual duration. Subscription revenue is recognized ratably over the related subscription time period. Revenue from sales of content downloads, software and licenses is recognized at the time the product is made available, digitally, to the end user. Revenue generated from advertising on our websites and from advertising and the distribution of third-party products included in our products is recognized as revenue at the time of delivery.
     Our business-to-business Technology Products and Solutions segment generates revenue by providing services that enable wireless carriers to deliver audio and video content to their customers and through sales of software licenses and products and related support and other services.
     Revenue generated from services provided to wireless carriers that enable the delivery of audio and video content to their customers is recognized as the services are provided. Setup fees to build these services are recognized ratably upon launch of the service over the remaining expected term of the service.
     A portion of the revenue related to the sale of software licenses and products and related support and other services is recorded as unearned due to undelivered elements including, in some cases, post-delivery support and the right to receive unspecified upgrades or enhancements on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the vendor specific objective evidence of fair value for those elements using the residual method or relative fair value method. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related products’ life cycles.
     Estimating Music Publishing Rights and Music Royalty Accruals. We must make estimates of amounts owed related to our music publishing rights and music royalties for our domestic and international music services. Material differences may result in the amount and timing of our expense for any period if management made different judgments or utilized different estimates. Under copyright law, we may be required to pay licensing fees for digital sound recordings and compositions we deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to the current or historic sales of our digital music offerings. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While we base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.
     Estimating Recoverability of Deferred Costs. We defer costs on projects for service revenue and system sales. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties.
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

     Estimating Allowances for Doubtful Accounts and Sales Returns. We make estimates of the uncollectible portion of our accounts receivable. We specifically analyze the age of accounts receivable and historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Similarly, we make estimates of potential future product returns related to current period revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant judgments and estimates are made and used in connection with establishing allowances for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we were to make different judgments or utilize different estimates or actual future experience was different from the judgments and estimates.
     Estimating Losses on Excess Office Facilities. We made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities could be significantly different from that recorded, which could have a material impact on our operating results. Our original estimate has been revised in previous periods in response to changes in market conditions for commercial real estate in the area where the excess office facilities are located, or to reflect negotiated changes in sublease rates charged to occupying tenants.
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
     Stock-Based Compensation. Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period, which is the vesting period. The Black-Scholes model requires various highly judgmental assumptions including volatility in our common stock price and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from the amounts recorded in our consolidated statement of operations. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Prior to January 1, 2006, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method. When the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.
     Noncontrolling Interests. We record noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest partners in the consolidated statement of operations. Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow our historical disclosure only policy for the redemption feature, and the current redemption amount of the redeemable noncontrolling interests is disclosed in Note 4 to the condensed consolidated financial statements. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Noncontrolling interest expense (benefit) is included within the consolidated statement of operations and comprehensive income (loss).
     As of September 30, 2009, and December 31, 2008, respectively, our noncontrolling interests solely related to redeemable noncontrolling interest in Rhapsody America. See Note 4 of our condensed consolidated financial statements for further discussion of the redeemable noncontrolling interest treatment.
     Accounting for Gains on Sale of Subsidiary Stock. Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) which was primarily codified into FASB ASC 810 — Consolidation (ASC 810). Current guidance requires the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value to be recorded as equity transactions. We elected to recognize any such gain in our consolidated statement of operations prior to January 1, 2009.
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
Results of Operations
Revenue by Segment
     Revenue by segment is as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2009	Change	2008	2009	Change	2008
Music	$38,765	(7)%	$41,591	$123,270	6%	$116,840
Games	29,491	(14)	34,200	92,088	(9)	100,943
Media Software and Services	24,580	—	24,531	64,189	(20)	80,178
Technology Products and Solutions	47,428	(8)	51,633	137,215	(11)	154,205

Total net revenue	$140,264	(8)%	$151,955	$416,762	(8)%	$452,166

     Revenue by segment as a percentage of total net revenue is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Music	28%	27%	30%	26%
Games	21	23	22	22
Media Software and Services	17	16	15	18
Technology Products and Solutions	34	34	33	34

Total net revenue	100%	100%	100%	100%

     Music. Music revenue primarily includes revenue from sales of our Rhapsody and RadioPass subscription services; sales of digital music content through our MP3 music store; and advertising through our music websites. These products and services are sold and provided primarily through the Internet and distribution partners, and we charge customers’ credit cards at the time of sale. We charge our subscription customers either monthly, quarterly or annually, depending on the service purchased. In the quarter ended September 30, 2009, subscription revenue comprised 79% of total Music revenue, sales of music downloads comprised 14%, and advertising and other revenue comprised 7%, compared with 77%, 13% and 10%, respectively, in the quarter ended September 30, 2008. For the nine months ended September 30, 2009, subscription revenue comprised 81% of total Music revenue, sales of music downloads comprised 14%, and advertising and other revenue comprised 5%, compared with 79%, 13% and 8%, respectively, in the nine months ended September 30, 2008.
     In the quarter ended September 30, 2009, total Music revenue declined to $38.8 million, or 7%, from $41.6 million in the year-earlier quarter due to declines in subscription revenue and advertising revenue. Revenue from our subscription music services fell 5%, to $30.5 million in the quarter ended September 30, 2009, compared with $32.2 million in the quarter ended September 30, 2008. The decline in subscription revenue was primarily driven by a decrease in the number of subscribers to our Rhapsody service. Advertising revenue in the quarter declined by 30% to $2.8 million from $4.0 million due to a decline in demand for online advertising and for sponsorship revenue. No other single factor contributed materially to the change in total Music revenue during the period.
     During the nine months ended September 30, 2009, total Music revenue increased to $123.3 million, or 6%, from $116.8 million in the year-earlier period due to increases in subscription revenue and sales of music downloads. Revenue from our subscription music services rose 9%, to $99.5 million in the nine months ended September 30, 2009, compared with $91.6 million in the year-earlier period. Subscription revenue growth was primarily driven by an increase in subscribers from the launch of the Rhapsody service with Verizon Wireless in the middle of 2008 and the one-time migration of Yahoo! Music Unlimited subscribers to our Rhapsody music service, which was completed during the third quarter of 2008. Revenue from digital music tracks sold during the nine months ended September 30, 2009, rose to $17.6 million from $14.9 million, an increase of 18%, largely due to increased purchases from our MP3 store by consumers since its re-launch on June 30, 2008. These increases were partially offset by a decline in advertising revenue of 41% to $6.1 million from $10.3 million due to a reduction in demand for online advertising and for sponsorship revenue. No other single factor contributed materially to the change in total Music revenue during the period.
     Games. Games revenue primarily includes revenue from the sale of individual games on our websites RealArcade.com, GameHouse.com and Zylom.com; sales of games subscription services; advertising through our games websites; the sale of games through syndication on partner sites; and sales of games through wireless carriers. In the quarter ended September 30, 2009, sales of game downloads comprised 42% of total Games revenue; subscription revenue comprised 38%; and advertising and other revenue comprised 20%, compared with 45%, 34%, and 21%, respectively, in the quarter ended September 30, 2008. In the nine months ended September 30, 2009, sales of game downloads comprised 43% of total Games revenue; subscription revenue comprised 37%; and advertising and other revenue comprised 20%, compared with 46%, 33%, and 21%, respectively, in the year-earlier period.
     Total Games revenue decreased by 14% to $29.5 million during the quarter ended September 30, 2009, compared with $34.2 million for the same quarter ended 2008. Revenue from sales of games declined 20% to $12.3 million in the third quarter of 2009 from $15.4 million in the third quarter of 2008, largely due to lower average sales prices for games sold on our websites. Games revenue from advertising decreased 17% to $6.0 million in the quarter ended September 30, 2009, from $7.3 million in the year-earlier quarter due to a decline in demand for online advertising. No other single factor contributed materially to the change in total Games revenue during the period.
     During the nine months ended September 30, 2009, total Games revenue decreased by 9% to $92.1 million compared with $100.9 million for the same period ended 2008. This decrease was partially offset by revenue associated with our acquisition of Trymedia (consummated on April 1, 2008), which contributed approximately $3.6 million during the first quarter of 2009. Revenue from sales of games, which includes materially all the revenue contributed from the acquisition of Trymedia, declined 16% to $39.1 million in the nine months ended September 30, 2009, from $46.6 million in the year-earlier period, largely due to lower average sales prices for games sold on our websites. Games revenue from advertising decreased 11% to $18.5 million in the nine months ended September 30, 2009, from $20.8 million in the year-earlier quarter due to a decline in demand for online advertising. No other single factor contributed materially to the change in total Games revenue during the period.
     Media Software and Services. Media Software and Services revenue primarily includes revenue from sales of our SuperPass premium subscription service; sales of RealPlayer Plus and related products; distribution of third-party software products; and all advertising other than that related directly to our Music and Games businesses. In the quarter ended September 30, 2009, subscription revenue comprised 44%, advertising and other revenue comprised 49%, and sales of RealPlayer Plus and related products comprised 7% of total Media, Software and Services revenue, compared with 58%, 35% and 7%, respectively, in the year-earlier quarter. In the nine months ended September 30, 2009, subscription revenue comprised 50%, advertising and other revenue comprised 41%, and sales of RealPlayer Plus and related products comprised 9% of total Media, Software and Services revenue, compared with 54%, 39% and 7%, respectively, in the year-earlier period.
     Total Media Software and Services revenue was materially unchanged during the quarter ended September 30, 2009, compared with the quarter ended September 30, 2008. During the quarter there was a 24% decline in revenue from our subscription services to $10.7 million compared with $14.1 million in the year-earlier quarter driven primarily by a decrease in the number of subscribers to our SuperPass premium subscription service. This decrease was offset by a 41% increase in advertising and other revenue to $12.2 million compared with $8.6 million in the quarter ended September 30, 2008 resulting from an increase in the distribution of third party products. Revenue from the distribution of third party products in the current period was positively impacted by a one-time adjustment of approximately $1.7 million related to a renegotiation of a contract with a third party vendor . No other single factor contributed materially to the change in total Media Software and Services revenue during the period.

     During the nine months ended September 30, 2009, total Media Software and Services revenue declined 20% to $64.2 million compared with $80.2 million in the year-earlier period. This decrease was due primarily to a 27% decline in revenue from our subscription services to $31.9 million during the nine months ended September 30, 2009, compared with $43.5 million in the year-earlier period. The prior-year period benefited from a special run of CBS’s Big Brother program, which attracted an increase in sign-ups to our SuperPass service. Advertising and other revenue also declined 14% to $26.6 million from $30.9 million as compared with the nine months ended September 30, 2008, resulting from a decline in the distribution of third party products as well as reduced demand for online advertising. No other single factor contributed materially to the change in total Media Software and Services revenue during the period.
     Technology Products and Solutions. Technology Products and Solutions revenue is derived from the sale of products and ASP services that enable communications businesses to distribute digital media content to PCs, mobile phones, and other non-PC devices. ASP revenue comprises revenue from sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services, primarily sold to wireless carriers. Software, and services revenue consists of sales of Helix system software and related authoring and publishing tools, digital rights management technology, messaging gateways, and consulting services, and support and maintenance services that we sell to mobile carriers and broadband communications companies. These products and services are primarily sold to corporate, government and educational customers. We do not require collateral from our customers, but we often require payment before or at the time products and services are delivered. Many of our customers are given standard commercial credit terms, and for these customers we do not require payment before products and services are delivered. In the quarter ended September 30, 2009, ASP revenue comprised 82% of total Technology Products and Solutions revenue, and software and services revenue comprised 18%, compared with 77% and 23%, respectively, in the year-earlier period. For the nine months ended September 30, 2009, ASP revenue comprised 79% of total Technology Products and Solutions revenue, and software and services revenue comprised 21%, compared with 78% and 22%, respectively, in the year-earlier period.
     Total Technology Products and Solutions revenue declined to $47.4 million, or 8%, in the quarter ended September 30, 2009, compared with $51.6 million in the year-earlier quarter and declined during the nine months ended September 30, 2009 to $137.2 million, or 11% compared with $154.2 million in the year-earlier period. These declines were primarily due to a decline in the exchange rate for the Korean won as well as a decline in revenue derived from minimum revenue guarantees associated with an ASP customer contract. The rise in the value of the U.S. dollar against the Korean won negatively affected third quarter 2009 and nine months ended September 30, 2009, revenue by approximately $2.4 million and $13.0 million, respectively, across both our ASP and software and services revenues. No other single factor contributed materially to the change in total Technology Products and Solutions revenue during the periods.
Geographic Revenue
     Revenue by geographic region is as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2009	Change	2008	2009	Change	2008
United States	$95,758	(6)%	$102,363	$283,109	(6)%	$302,430
Europe	23,773	(12)	27,151	69,907	(11)	78,514
Rest of the world	20,733	(8)	22,441	63,746	(10)	71,222

Total net revenue	$140,264	(8)%	$151,955	$416,762	(8)%	$452,166

     Revenue in the U.S. declined 6% to $95.8 million for the quarter ended September 30, 2009, compared with $102.4 million in the year-earlier quarter. The decrease was due primarily to a reduction in revenue of games as well as our Games and SuperPass subscription service of approximately $2.2 million and $2.7 million. During the nine months ended September 30, 2009, revenue in the U.S. declined 6% to $283.1 million compared with $302.4 million in the year-earlier period. This decrease was due primarily to a reduction in revenue of our games, advertising and related revenue, and SuperPass subscription service of approximately $3.8 million, $13.0 million and $9.6 million, respectively, partially offset by increases in Music subscription revenue of approximately $12.3 million. See the sections “Revenue by Segment — Media Software and Services”, “Revenue by Segment — Games” and “Revenue by Segment — Music” above for further discussion of these changes.
     Revenue in Europe decreased 12% to $23.8 million from $27.2 million in the quarter ended September 30, 2009, compared with the year-earlier quarter. During the nine months ended September 30, 2009, revenue in Europe decreased 11% to $69.9 million from $78.5 million compared with the year-earlier period. These decreases were due primarily to a decline in revenue derived from minimum revenue guarantees associated with an ASP customer contract of approximately $1.9 million and $8.3 million during the quarter and nine months ended September 30, 2009, respectively. See the section “Revenue by Segment -Technology Products and Solutions” above for further discussion of these changes.
     Revenue in the rest of world declined 8% to $20.7 million from $22.4 million for the quarter ended September 30, 2009, compared with the year-earlier quarter. During the nine months ended September 30, 2009, revenue in the rest of world declined 10% to $63.7 million from $71.2 million compared with the year-earlier period. These decreases were due primarily to foreign currency fluctuations of the U.S. dollar against the Korean won which negatively affected third quarter 2009 revenue by approximately $2.4 million and revenue for the nine months ended September 30, 2009, by approximately $13.0 million. See the section “Revenue by Segment — Technology Products and Solutions” above for further discussion of these changes.
License Fees and Service Revenue
     We also present our revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2009	Change	2008	2009	Change	2008
License fees	$23,621	(17)%	$28,394	$74,189	(10)%	$82,762
Service revenue	116,643	(6)	123,561	342,573	(7)	369,404

Total net revenue	$140,264	(8)%	$151,955	$416,762	(8)%	$452,166

     License fees and Service revenue as a percentage of total revenue are as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
License fees	17%	19%	18%	18%
Service revenue	83	81	82	82

Total net revenue	100%	100%	100%	100%

     License Fees. License fees primarily include revenue from sales of content such as game licenses and digital music tracks; sales of our media delivery system software; sales of premium versions of our RealPlayer and related products and messaging gateways to mobile carriers. License fees include revenue from all of our reporting segments.
     License fees decreased 17% to $23.6 million during the quarter ended September 30, 2009, compared with $28.4 million in the quarter ended September 30, 2008. The decrease was primarily due to a decline in revenue from the sale of games totaling approximately $3.0 million. No other single factor contributed materially to the change in total License fees during the period.
     During the nine months ended September 30, 2009, License fees decreased 10% to $74.2 million, compared with $82.8 million in the year-earlier period. The decrease was primarily due to a decline in revenue from the sale of games and media system delivery software totaling approximately $8.6 million. No other single factor contributed materially to the change in total License fees during the period.
     Service Revenue. Service revenue primarily includes revenue from sales of digital media subscription services such as SuperPass, Rhapsody, RadioPass, GamePass and FunPass; sales of ASP services as described in the section “Revenue — Technology Products and Solutions”; distribution of third-party software; and advertising. Service revenue includes revenue from all of our reporting segments.
     Service revenue declined 6% to $116.6 million during the quarter ended September 30, 2009, compared with $123.6 million in the quarter ended September 30, 2008. The decrease was primarily due to a decline in revenue from SuperPass subscriptions and from our Music subscription services totaling approximately $3.4 million and $1.7 million, respectively. In addition, revenue from our ASP and other services from our Technology Products and Solutions segment declined approximately $3.1 million due primarily to the change in exchange rates for the Korean won. These declines were partially offset by a $1.1 million increase in advertising and other revenue across our consumer segments due primarily to an increase in the distribution of third party products. No other single factor contributed materially to the change in total Service revenue during the period.
     During the nine months ended September 30, 2009, Service revenue declined 7% to $342.6 million, compared with $369.4 million in the year-earlier period. The decrease was primarily due to a decline in advertising and other revenue across our consumer segments and in revenue from SuperPass subscriptions totaling approximately $10.8 million and $11.7 million, respectively. In addition, revenue from our ASP and other services from our Technology Products and Solutions segment declined approximately $12.9 million due primarily to the change in exchange rates for the Korean won. These declines were partially offset by a $9.0 million increase in revenue from subscription music services. No other single factor contributed materially to the change in total Service revenue during the period.
Deferred Revenue
     Deferred revenue consists of unrecognized revenue and prepayments related to application services, unearned subscription services, support contracts, prepayments under OEM arrangements and other prepayments for which the earnings process has not been completed. Total deferred revenue at September 30, 2009, was $37.7 million compared with $41.8 million at December 31, 2008. Substantially all of the decrease in deferred revenue was due to the recognition of revenue from prepayments previously received from wireless carriers for applications to deliver our ASP services. No other single factor contributed materially to the change during the period.
Cost of Revenue by Segment
     Cost of revenue by segment is as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2009	Change	2008	2009	Change	2008
Music	$23,720	(0)%	$23,787	$75,965	15%	$65,999
Games	7,728	(25)	10,251	25,093	(15)	29,543
Media Software and Services	4,090	(10)	4,539	10,387	(15)	12,222
Technology Products and Solutions	18,148	(23)	23,587	53,876	(18)	65,438

Total cost of revenue	$53,686	(14)%	$62,164	$165,321	(5)%	$173,202

     Cost of revenue as a percentage of segment revenue is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Music	61%	57%	62%	56%
Games	26	30	27	29
Media Software and Services	17	19	16	15
Technology Products and Solutions	38	46	39	42

Total cost of revenue	38%	41%	40%	38%

     Cost of Music Revenue. Cost of Music revenue consists primarily of cost of content and delivery of the content included in our music subscription service offerings; royalties paid on sales and streams of music; hardware devices and accessories; and fees paid to third-party vendors for support services.
     Total cost of Music revenue remained relatively unchanged during the quarter ended September 30, 2009, compared with the year-earlier period. During the quarter ended September 30, 2009, we experienced a shift in subscribers of our music subscription offerings. We increased the number of subscribers to our Rhapsody To Go subscription product, which has a lower margin than our other subscription offerings, which lost a greater number of subscribers. This shift in subscribers resulted in the costs associated with providing our music subscriptions to increase during the quarter ended September 30, 2009, by approximately $1.9 million. The increase of cost of Music revenue was offset by a decline in the sales of music tracks of approximately $1.2 million. No other single factor contributed materially to the change during the period. Cost of Music revenue as a percentage of Music revenue increased due to a shift in revenue as mentioned above.
     During the nine months ended September 30, 2009, cost of Music revenue increased 15% to $76.0 million compared with $66.0 million during the year-earlier period. The increase was primarily due to the increased average number of subscribers to our Rhapsody music services during the nine months ended September 30, 2009, compared with the year-earlier period resulting in increased content costs of approximately $10.4 million. No other single factor contributed materially to the change during the period. Cost of Music revenue as a percentage of Music revenue increased due to a shift in revenue to lower margin subscription services.

     Cost of Games Revenue. Cost of Games revenue consists primarily of royalties paid on sales of games and subscription service offerings; and fees paid to third-party vendors for support services.
     Cost of Games revenue decreased 25% to $7.7 million during the quarter ended September 30, 2009, compared with $10.3 million during the quarter ended September 30, 2008. During the nine months ended September 30, 2009, cost of Games revenue decreased 15% to $25.1 million compared with $29.5 million during the year-earlier period. A decline in royalty costs in proportion to royalty revenue accounted for materially all of the decline in cost of Games revenue during each of the periods.
     Cost of Media Software and Services Revenue. Cost of Media Software and Services revenue consists primarily of cost of royalties and delivery of content included in our SuperPass subscription service offerings; amounts paid for licensed technology; and fees paid to third-party vendors for support services.
     Cost of Media Software and Services revenue declined 10% to $4.1 million from $4.5 million for the quarter ended September 30, 2009, compared with the quarter ended September 30, 2008. A decline in the number of subscribers accounted for materially all of the decline in cost of Media Software and Services revenue. Cost of Media Software and Services revenue as a percentage of revenue decreased in the quarter ended September 30, 2009, due to an increase in revenue from higher-margin items, such as distribution of third-party software and advertising, as a percentage of total revenue.
     Cost of Media Software and Services revenue declined 15% to $10.4 million from $12.2 million for the nine months ended September 30, 2009, compared with the year earlier period. Content costs for SuperPass were higher in the prior year primarily as a result of the additional content costs associated with the special run of CBS’s Big Brother program, which accounted for materially all of the decline in cost of Media Software and Services revenue.
     Cost of Technology Products and Solutions. Cost of Technology Products and Solutions revenue includes amounts paid for licensed technology; costs of product media, fees paid to mobile service carriers and third-party vendors for order fulfillment; cost of personnel providing support and consulting services, and expenses incurred in providing our ASP hosting services.
     Cost of Technology Products and Solutions revenue decreased 23% to $18.1 million during the quarter ended September 30, 2009, compared with $23.6 million in the year-earlier quarter, and decreased 18% to $53.9 million in the nine months ended September 30, 2009 compared with $65.4 million in the year-earlier period. The decreases were due primarily to a reduction in intangible asset amortization associated with impairments taken in the fourth quarter of 2008 of approximately $1.2 million and $3.8 million for the quarter and nine months ended September 30, 2009, respectively. In addition, costs to provide content for our ASP services declined in proportion to the related revenue for both the quarter and nine months ended September 30, 2009, compared with the year-earlier periods. No other single factor contributed materially to the change during the period.
Cost of License and Service Revenue
     Cost of revenue is as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2009	Change	2008	2009	Change	2008
License fees	$8,113	(27)%	$11,137	$27,228	(13)%	$31,139
Service revenue	45,573	(11)	51,027	138,093	(3)	142,063

Total cost of revenue	$53,686	(14)%	$62,164	$165,321	(5)%	$173,202

     Cost of revenue as a percentage of related revenue is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
License fees	34%	39%	37%	38%
Service revenue	39	41	40	38

Total cost of revenue	38%	41%	40%	38%

     Cost of License Fees. Cost of license fees includes royalties paid on sales of games, music and other third-party products; amounts paid for licensed technology; and amortization of acquired technology.

     Cost of license fees declined 27% to $8.1 million from $11.1 million during the quarter ended September 30, 2009, compared with the quarter ended September 30, 2008, due to a reduction in content costs associated with the sale of games by approximately $1.2 million, as well as a decrease in royalties paid on the sale of digital music tracks of approximately $1.2 million. No other single factor contributed materially to the changes during the period.
     During the nine months ended September 30, 2009, cost of license fees declined 13% to $27.2 million from $31.1 million during the year-earlier period due to lower content costs associated with the sale of games of approximately $1.9 million. No other single factor contributed materially to the changes during the period.
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
     Cost of service revenue decreased 11% to $45.6 million during the quarter ended September 30, 2009, compared with $51.0 million in the quarter ended September 30, 2008. The decrease was due primarily to decreased costs related to the amortization of intangibles associated with impairments taken in the fourth quarter of 2008 of approximately $1.2 million, as well as a decrease in costs to provide content for our ASP services in proportion to the related revenue also contributed to the overall decrease in cost of service revenue for the quarter ended September 30, 2009. These decreases were partially offset by increased content costs resulting from the increased number of subscribers to our Rhapsody music subscription services of approximately $1.9 million. No other single factor contributed materially to the changes during the period. Cost of service revenue as a percentage of service revenue for the quarter ended September 30, 2009, decreased due to the one-time adjustment as mentioned above.
     During the nine months ended September 30, 2009, cost of service revenue decreased 3% to $138.1 million compared with $142.1 million in the year-earlier period. The decrease was due primarily to decreased costs related to the amortization of intangibles associated with impairments taken in the fourth quarter of 2008 of approximately $3.8 million, decreased content costs related to our SuperPass subscription service of approximately $2.4 million, and a decrease in costs to provide content for our ASP services in proportion to the related revenue contributed to the overall decrease in cost of service revenue for the nine months ended September 30, 2009. These decreases were partially offset by increased content costs resulting from the increased number of subscribers to our Rhapsody music subscription services of approximately $10.4 million. No other single factor contributed materially to the changes during the period. Cost of service revenue as a percentage of service revenue for the nine months ended September 30, 2009, increased due to the increased concentration of revenue derived from services versus advertising, which has higher margins.
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

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2009	Change	2008	2009	Change	2008
Research and development	$29,425	(5)%	$31,076	$86,907	2%	$85,147
As a percentage of total net revenue	21%		20%	21%		19%
     Research and development expenses, including non-cash stock-based compensation, were materially unchanged from the quarter and nine months ended September 30, 2009 compared with the year-earlier periods.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing costs and changes are as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2009	Change	2008	2009	Change	2008
Sales and marketing	$39,573	(28)%	$55,080	$125,531	(22)%	$161,730
As a percentage of total net revenue	28%		36%	30%		36%
     Sales and marketing expenses, including non-cash stock-based compensation, decreased 28% to $39.6 million in the third quarter of 2009 from $55.1 million in the third quarter of 2008 and decreased 22% to $125.5 million in the nine months ended September 30, 2009 compared to $161.7 million in the year-earlier period. The decreases were primarily due to a reduction in personnel and related costs of approximately $6.0 million and $15.8 million, as well as a decrease in marketing and other professional services expenses of approximately $8.8 million and $15.5 million during the quarter and nine months ended September 30, 2009, respectively. Further contributing to the decrease were lower costs associated with the amortization of intangibles of approximately $2.4 million and $7.9 million during the quarter and nine months ended September 30, 2009, respectively, due to impairment costs taken in the fourth quarter of 2008. No other single factor contributed materially to these changes during the period.
Advertising with Related Party
     On August 20, 2007, RealNetworks and MTVN jointly created Rhapsody America. MTVN owns 49% of Rhapsody America. Under the joint venture agreement, as amended, Rhapsody America is obligated to purchase $213.8 million in advertising and related integrated marketing on MTVN cable channels over the term of the agreement. During the quarter and nine months ended September 30, 2009, Rhapsody America spent $7.9 million and $22.2 million in advertising with MTVN, respectively. During the quarter and nine months ended September 30, 2008, Rhapsody America spent $15.2 million and $31.7 million in advertising with MTVN, respectively.
General and Administrative
     General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and changes are as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2009	Change	2008	2009	Change	2008
General and administrative	$13,039	(16)%	$15,453	$55,208	9%	$50,874
As a percentage of total net revenue	9%		10%	13%		11%
     General and administrative expenses, including non-cash stock-based compensation, decreased 16% to $13.0 million in the quarter ended September 30, 2009 compared with the year-earlier period. The decrease was due primarily to a reduction in personnel and related costs of approximately $0.8 million. During the nine months ended September 30, 2009, general and administrative expenses, including non-cash stock-based compensation, increased 9% to $55.2 million compared with $50.9 million in the year-earlier period. The increased expenses for the nine month period ended September 30, 2009, were primarily due to increases in legal and other professional services expenses of approximately $7.5 million partially offset by a reduction in personnel and related costs of approximately $1.5 million. No other single factor contributed materially to the increases during the periods.
Impairment of Goodwill
     Goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test during our fiscal fourth quarter.
     A two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment from the first step, a second step is performed to determine the amount of the impairment. This involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. We have four reporting units; Music, Technology Products and Solutions, Games, and Media Software and Services.

     We determined that a triggering event had occurred during the quarter ended June 30, 2009, warranting an interim impairment analysis of goodwill. During the impairment analysis, we concluded that the implied fair value of goodwill was zero for each of our reporting units. As a result, we recorded impairments of $175.6, the remaining amount of our goodwill, during the quarter ended June 30, 2009. No impairments were recognized in either the quarter or nine months ended September 30, 2008.
Other Income (Expenses), Net
     Other income, net consists primarily of: interest income on our cash, cash equivalents, and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt and equity in net loss of investments. Other income, net and quarter-over-quarter changes are as follows (dollars in thousands):

	Quarters Ended			Nine Months Ended
	September 30,			September 30,
	2009	Change	2008	2009	Change	2008
Interest income, net	$1,253	(56)%	$2,865	$3,190	(72)%	$11,198
Equity in net loss of investments	(273)	21	(226)	(1,197)	182	(424)
Gain on sale of equity investments, net	604	n/a	—	809	264	222
Gain on sale of interest in Rhapsody America	—	(100)	7,405	—	(100)	14,502
Other income, net	(888)	(209)	818	(482)	(129)	1,636

Other income, net	$696	(94)%	$10,862	$2,320	(91)%	$27,134

     Other income (expense), net declined during the quarter and nine months ended September 30, 2009, due primarily to lower interest income, and the change in accounting that resulted in no longer recording a gain on the sale of a noncontrolling interest in Rhapsody America. See “Notes to Unaudited Condensed Consolidated Financial Statements — Rhapsody America” (Note 4). Lower interest income resulted from lower average cash and investments combined with lower average interest rates.
Income Taxes
     During the quarters ended September 30, 2009 and 2008, we recognized income tax expense of $0.7 million and $0.7 million, respectively, related to U.S. and foreign income taxes. During the nine months ended September 30, 2009 and 2008, we recognized income tax expense of $3.4 million and $8.4 million, respectively, related to U.S. and foreign income taxes. The decrease in income tax expense and in tax expense as a percentage of pre-tax loss during the nine months ended September 30, 2009, was the result of net loss compared to net income in the same period of the prior year combined with losses not benefited in certain U.S. and foreign jurisdictions. The increase in income tax expense as a percentage of pre-tax income during the quarter ended September 30, 2009 compared to tax expense as a percentage of pre-tax loss in the same quarter of the prior year was the result of greater income in certain jurisdictions and a decrease in losses not benefitted in certain U.S. and foreign jurisdictions. Tax expense was also negatively impacted by the non-deductible portion of the goodwill impairment of $175.2 million during the nine months ended September 30, 2009.
     As of December 31, 2008, we had $10.5 million of unrecognized tax benefits. The total amount of unrecognized tax benefits that would have affected our effective tax rate if recognized was $9.5 million. We have filed formal and informal claims with the Internal Revenue Service for the years 2001-2007, primarily related to Extraterritorial Income Exclusion of $32.4 million and previously acquired net operating losses of $17.1 million. As of September 30, 2009 the total amount of unrecognized tax benefits is $60.0 million. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is approximately $34.9 million due to the fact that we currently have a partial valuation allowance.
     We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2009 and December 31, 2008, we have approximately $1.9 million and $1.4 million of accrued interest and penalties related to uncertain tax positions, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. We do not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.
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
New Accounting Pronouncements
     With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter and nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance to us.
     Effective January 1, 2009, we adopted, FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP No. 142-3) which was primarily codified into FASB ASC 350, Intangibles — Goodwill and Other (ASC 350). The current guidance amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The current guidance also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on our consolidated results of operations or financial condition.
     Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) which was primarily codified into FASB Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805). Under current guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The current guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of the current guidance, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through goodwill. The adoption of the current guidance had no impact on our consolidated financial statement as of and for the quarter and nine months ended September 30, 2009.
     Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) which was primarily codified into FASB ASC 810 — Consolidation (ASC 810). This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on our previously reported financial position or results of operations. Refer to Note 4, Rhapsody America, and Note 13, Earnings per Share, of this Form 10-Q for additional information on the adoption.
     Effective January 1, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1) which was primarily codified into FASB ASC 470 — Debt (ASC 470). Current guidance specifies that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate and requires retrospective application for all periods presented. The adoption did not have a material impact on our consolidated results of operations or financial condition for all periods presented.
     Effective April 1, 2009, we adopted SFAS No. 165, Subsequent Events (SFAS 165) which was primarily codified into FASB ASC 855 — Subsequent Events (ASC 855). The current guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.
     Effective April 1, 2009, we adopted FSP No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and 124-2) which was primarily codified into FASB ASC 320 — Investments — Debt and Equity Securities (ASC 320). The current guidance provides new guidance on the recognition and presentation of an other-than-temporary impairments, as well as extends certain annual disclosure requirements to interim periods. The adoption did not have a material impact on our financial position or results of operations.

     Effective September 30, 2009, we adopted SFAS No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles- a replacement of Financial Statement No. 162 (SFAS 168) which was primarily codified into FASB ASC 105 — Generally Accepted Accounting Principles. Current guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The adoption did not have a material impact on our consolidated results of operations or financial condition for all periods presented.
     In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. We are currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on our consolidated results of operations and financial condition and whether we will adopt the standard early.
     In September 2009, the FASB ratified ASU 2009-14 (ASU 2009-14) (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements). ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 has an effective date that is consistent with ASU 2009-13. We are currently evaluating the potential impact, if any, of the adoption of ASU 2009-14 on our consolidated results of operations and financial condition and whether we will adopt the standard early.
Liquidity and Capital Resources
     The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	September 30,	December 31,
	2009	2008
Working capital	$278,312	$266,990
Cash, cash equivalents, and short-term investments	373,197	370,734
Restricted cash	13,700	14,742
     Cash, cash equivalents, and short-term investments were materially unchanged from December 31, 2008.
     The following summarizes cash flows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Cash used in operating activities	$(16,492)	$(21,014)
Cash used in investing activities	(45,367)	(60,548)
Cash provided by financing activities	27,740	(82,480)
     Cash used in operating activities consisted of net loss adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, purchases of trading securities, deferred income taxes, noncontrolling interests, gain on sale of interest in Rhapsody America, and the effect of changes in certain operating assets and liabilities, net of acquisitions.
     Cash used in operating activities in the nine months ended September 30, 2009, was $16.5 million and consisted of a net loss of $216.8 million, adjustments for cash provided by non-cash items of $208.6 million and cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions, of $8.3 million. Adjustments for cash provided by non-cash items primarily consisted of $175.6 million of impairments of goodwill, $22.9 million of depreciation and amortization expense and $15.5 million of stock-based compensation, partially offset by $3.8 million for payments made related to our restructuring and other impairments, which were accrued for in the fourth quarter of 2008.

     Changes in certain operating assets and liabilities, net of acquisitions, in the nine months ended September 30, 2009 primarily consisted of uses of cash from the decrease in accrued and other liabilities of $16.0 million primarily related to reductions in accrued royalties and other fulfillment costs as well as a reduction in amounts payable to MTVN for related party advertising incurred during the quarter ended September 30, 2009 as compared to the quarter ended December 31, 2008. These uses of cash were partially offset by a decrease in accounts receivable of $4.4 million related to the timing of customer collections.
     Cash used in operating activities in the nine months ended September 30, 2008 was $21.0 million and consisted of a net loss of $32.5 million, adjustments for non-cash items provided by operations of $41.2 million and cash used in activities related to certain operating assets and liabilities, net of acquisitions, of $29.8 million. Adjustments for non-cash items primarily consisted of $38.0 million of depreciation and amortization expense, $17.5 million of stock-based compensation and $2.6 million of deferred income taxes, partially offset by $14.5 million of gain on sale of interest in Rhapsody America.
     Changes in certain operating assets and liabilities, net of acquisitions, in the nine months ended September 30, 2008, primarily consisted of an increase of $26.1 million in prepaid expenses and other assets due primarily to increases in deferred costs and prepaid royalties and a decrease in accounts payable of $16.8 million due primarily to a decrease in payments to third party content providers, partially offset by a decrease in accounts receivable of $12.7 million related to decreases in revenue associated with our systems integration business.
     In the nine months ended September 30, 2009, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $11.4 million and acquisition costs of $3.3 million, from the last payment of accrued anniversary and performance payments relating to the acquisition of Zylom. Purchases, net of sales and maturities, of short-term investments used cash of $30.7 million during 2009. In the nine months ended September 30, 2008, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $24.8 million and acquisition costs of $10.2 million, net of cash acquired from the acquisition of Trymedia, and the payment of anniversary and performance costs relating to the acquisition of Zylom, which were previously accrued. Purchases, net of sales and maturities, of short-term investments used cash of $21.2 million during 2008.
     Financing activities provided cash from the proceeds of sales of interests in Rhapsody America of $26.9 million in 2009 and $31.6 million in 2008. Sales of common stock under our employee stock purchase plan and exercise of stock options of also provided cash of $8.8 million in 2008. The repurchase of our common stock of $23.1 million in addition to the payments on our convertible debt obligations of $100.0 million were the primary uses of cash during the nine months ended September 30, 2008.
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
     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended September 30, 2009. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at September 30, 2009, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $0.1 million.
     Investment Risk. As of September 30, 2009, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarters ended September 30, 2009 and 2008, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.
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
     In aggregate, our foreign currency denominated assets are greater than our foreign currency denominated liabilities. Primarily as a result of the U.S. dollar strengthening against the Korean won and euro in 2008, we recorded a reduction to our reported net assets of approximately $59.1 million as reflected in Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we recorded an increase to our reported net assets of approximately $4.4 million
     Additionally, we have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar from September 30, 2009 would result in an unrealized gain or loss of approximately $3.7 million.
     Foreign currency transaction gains and losses were not material for the quarters and nine months ended September 30, 2009 and 2008.
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
     (b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On June 29, 2009, MCS Music America, Inc. (MCS Music), and other plaintiffs for whom MCS Music administers copyrights, filed suit for copyright infringement against us, Yahoo! Inc. and Microsoft Corporation in U.S. District Court for the Middle District of Tennessee. The complaint asserts that our Rhapsody music service offers certain compositions for distribution without a license and asks for statutory damages for infringement of the copyrights relating to those compositions. We are actively exploring a settlement of these claims.
     On September 30, 2008, we filed a declaratory action against Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros. Entertainment, Inc., Viacom, Inc. (collectively, the “Studios”) and the DVD Copy Control Association (DVD CCA) in the Northern District of California relating to the

Company’s RealDVD product (the “RealDVD Litigation”), which, among other things, allows consumers to securely store DVD content on their hard drives. On the same day, various movie studios filed suit against us in the Central District of California. Our suit asks the court to find that the RealDVD product does not breach the license agreement that we entered into with the DVD CCA. The movie studios’ suit alleges that by offering the RealDVD product, we have violated the Digital Millennium Copyright Act. The DVD CCA has filed a counterclaim against us alleging that we breached the license with the DVD CCA by developing RealDVD. The movie studios’ suit was subsequently transferred to the Northern District of California. In October 2008, the movie studios obtained a temporary restraining order (TRO) requiring us to cease distribution of the RealDVD product. In April and May 2009, the Court held a preliminary injunction hearing to address the movie studios’ claim that RealDVD should not be sold pending a final judicial determination of the underlying claims between the parties. On August 11, 2009, the Court granted the movie studios’ motion for preliminary injunction, which enjoined us from selling or otherwise distributing RealDVD to the public. On September 10, 2009, we filed a notice of appeal on this ruling with the U.S. Court of Appeals for the Ninth Circuit.
     On May 13, 2009, we moved to amend our complaint against the Studios in the RealDVD Litigation to add claims that the Studios and DVD CCA conspired to violate, and have violated, state and federal antitrust laws by, among other things, unlawfully eliminating competition in the market for technology that enables a consumer to make a lawful, secure backup copy of a DVD. We have filed similar counterclaims against the DVD CCA. In both instances, we are seeking injunctive relief to stop the anticompetitive activity, and are also asking for monetary damages. Our motion to amend was granted by the Court. On June 29, 2009, the DVD CCA moved to dismiss our antitrust counterclaims, and the Studios filed a motion to dismiss our antitrust counterclaims on September 8, 2009. The hearing on those motions was held on October 26, 2009, and we are awaiting the Court’s ruling.
     In June 2008, we initiated an arbitration action in Seattle, Washington against VeriSign, Inc., to seek resolution of disputes regarding the proper interpretation of an Alliance Agreement entered into between the parties dating back to 2001. VeriSign asserted various counterclaims against us, including claims that we breached the Alliance Agreement and tortiously interfered with VeriSign’s prospective and existing business relationships and its proposed sale of certain business units. On May 7, 2009, the Arbitrator issued a ruling denying our claims for relief and granting VeriSign’s claims, including VeriSign’s tortious interference claims. Subsequent to that ruling, the Arbitrator further ruled that the limitation of liability clause contained in the Alliance Agreement does not apply to the potential damages VeriSign incurred. In response, VeriSign filed an amended statement of damages seeking a material amount in damages. A hearing to address VeriSign’s claimed damages began on July 13, 2009 and was adjourned on July 15. On September 10, 2009, the Arbitrator issued a Supplemental Order re: Scheduling and Actions for Final Resolution which set further hearings on damages which were completed on October 12-14, 2009. In that Order, the Arbitrator also determined that VeriSign had failed to prove that we caused any damages relating to VeriSign’s claim of tortious interference with its proposed sale of certain business units but allowed further evidence regarding VeriSign’s claims of tortious interference with prospective and existing business relationships. The evidentiary hearings have now been concluded and we expect the Arbitrator to issue a final decision in the near future. In August 2009, we also filed a motion to vacate the Arbitrator’s interim awards relating to declaratory and injunctive relief in Federal District Court in New York City. That motion is currently under consideration by the federal court. We continue to believe that the limitation of liability clause in the Alliance Agreement should apply to limit the amount of VeriSign’s claimed monetary damages and that the Arbitrator does not have jurisdiction over tort claims. No assurance can be made as to the final outcome of the disputes until all rulings are final and all avenues of review have been exhausted, but we could ultimately be required to pay damages to VeriSign in an amount that may be material to our financial condition and results of operations. We intend to continue to defend ourselves vigorously with respect to this matter.
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
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates were appealed and then affirmed by the D.C. Circuit Court of Appeals on July 10, 2009, except with respect to the minimum royalty rate per station, which has been remanded to the CRB. In a separate proceeding regarding international radio rates, on September 29, 2009, we filed briefs with the CRB with respect to royalty rates for the period 2011 through 2015. Additionally, in another separate proceeding, the CRB held hearings to determine mechanical royalty rates associated with the statutory license for digital phonorecord deliveries, including streams and tethered downloads. These rates have also been subject to industry-wide settlement negotiations. A partial settlement was reached with respect to on-demand streaming and tethered downloads between the Digital Media Association (DiMA), the Recording Industry Association of America (RIAA) and the National Music Publishers Association (NMPA). This settlement, along with CRB’s determination on rates for full downloads, physical products and ringtones, was published by the CRB, and after some modifications by the U.S. Copyright Office, was collectively published as the CRB’s final determination in the Federal Register. The rate for ringtones and the imposition of a late fee on certain royalty payments contained in the final determination have been appealed by the RIAA. Finally, we have been involved in a proceeding in the Southern District of New York to determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP and subsequently issued additional rulings. After working with ASCAP to make a final determination of amounts due under the court’s rulings, we reached a partial agreement with ASCAP on January 12, 2009. We believe we have sufficiently accrued for expected royalties under the agreement, but we plan to appeal some aspects of the court’s rulings that underlie the agreement, and the rulings remain subject to appeal and challenge by other participants
     From time to time we are, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above and in Note 14 to the financial statements included in this report, even if not meritorious, could force us to spend significant financial and managerial resources. We are not aware of any other legal proceedings or claims that we believe we will have, individually or taken together, a material adverse effect on our business, prospects, financial condition or results of operations. However, we may incur substantial expenses in defending against third-party claims and certain pending claims are moving closer to trial. We expect that its potential costs of defending these claims may increase as the disputes move into the trial phase of the proceedings. In the event of a determination adverse to us, we may incur substantial monetary liability, and/or be required to change our business practices. Either of these could have a material adverse effect on our financial position and results of operations.
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
     In addition, we face the following competitive risks relating to our Music, Games and Media Software and Services businesses:
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
Copyright Royalty Board decisions regarding Internet radio royalties and minimum payments could result in material expenses that would harm our operating results and our ability to provide popular radio services.
     In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in Internet radio from 2006 through 2010. These rates were appealed and then affirmed by the D.C. Circuit Court of Appeals on July 10, 2009, except with respect to the minimum royalty rate per station, which has been remanded to the CRB. In a separate proceeding regarding international radio rates, on September 29, 2009, we filed briefs with the CRB with respect to royalty rates for the period 2011 through 2015. We expect to be a participant in this additional proceeding with the CRB until the radio royalty rates for the period 2011 through 2015 are ultimately determined, which we do not expect to occur prior to late 2010. The ultimate determination of the minimum royalty rate per station may be unfavorable to us, which could adversely impact our operating results and our ability to provide our radio services in the future.
Our RealDVD PC application is currently the subject of pending litigation, and we could incur significant expenses or be further prevented from selling RealDVD.
     On September 30, 2008, we announced the availability of RealDVD, a PC application that allows consumers to store, manage and play their DVDs on their computers. On the same day, we filed a motion for declaratory judgment against the DVD Copy Control Association and Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros., Entertainment, Inc. and Viacom, Inc. seeking a determination that, among other things, our RealDVD product complies with the DVD Copy Control Association’s license agreement. Various movie studios filed suit against us alleging that RealDVD violates the Digital Millennium Copyright Act (DMCA) and also asked for and were granted a temporary restraining order preventing us from selling RealDVD until a full preliminary injunction hearing could be held. On August 11, 2009, the movie studios were granted their motion for a preliminary injunction, which enjoined us from selling or otherwise distributing RealDVD to the public. On September 10, 2009, we filed a notice of appeal on this ruling with the U.S. Court of Appeals for the Ninth Circuit. These claims could be costly and time-consuming to assert and defend and could require us to pay significant litigation expenses or damages or result in a permanent injunction against the sale of RealDVD, any of which would harm our operating results.
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
Our Rhapsody America joint venture may not have sufficient funds to continue to support its current operations.
     We and MTVN have formed Rhapsody America LLC, a Delaware limited liability company, which is currently 51% owned by us (through a wholly owned subsidiary) and 49% owned by MTVN (through a wholly owned subsidiary). Rhapsody America has generated losses since its inception in 2007 and may not have sufficient funds to continue to support its current operations in the near term. Currently, neither we nor MTVN have any contractual obligations to fund Rhapsody America’s operations further. We cannot provide assurance that Rhapsody America will be able to obtain additional funds on acceptable terms from us, MTVN or any other third party funding source. If Rhapsody America does not obtain additional funding in the near term and/or substantially restructure its operations, it will not be able to continue its current operations. To the extent Rhapsody America experiences a decline in its business operations or incurs liabilities resulting from a lack of liquidity, our business and operating results would be materially harmed.
We face risks with respect to certain matters in the governance and management of our Rhapsody America joint venture and the integration and operation of assets that have been combined to form Rhapsody America.
     We and MTVN agreed to terms and conditions regarding the governance and management of Rhapsody America as part of the formation of Rhapsody America. We are entitled to appoint the general manager to manage the day-to-day operations of Rhapsody America. Rhapsody America is governed by a limited liability company agreement which, among other things, requires unanimous approval of the members for certain key operational activities, such as adopting a budget and authorizing certain capital expenditures, and for significant company events, such as mergers, asset sales, distributions, affiliate transactions and issuance, sale and repurchase of membership interests of Rhapsody America. If we are not able to agree with MTVN on any of those items, if the members are unable to agree on any other significant operational or financial matter requiring approval of the members, or if there is any event that adversely impacts our relationship with MTVN, the business, results of operations and financial condition of Rhapsody America may be adversely affected and, consequently, our business may suffer. In addition, MTVN may have or develop economic or other business interests or goals that are inconsistent with our or Rhapsody America’s business interests or goals.
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
     Pursuant to the terms of the Rhapsody America limited liability company agreement, we have a right to purchase from MTVN, and MTVN has a right to require us to purchase, MTVN’s membership interest in Rhapsody America. These call and put rights are exercisable upon the occurrence of certain events and during certain periods in each of 2012, 2013 and 2014 and every two years thereafter and may be settled, in part, through the issuance of shares of our capital stock, subject to specified limitations. If a portion of the purchase price for MTVN’s membership interest is payable in shares of our capital stock, such shares could represent up to 15% of the outstanding shares of our common stock immediately prior to the transaction. In addition, we may also be obligated to issue shares of our non-voting stock representing up to an additional 4.9% of the outstanding shares of our common stock immediately prior to the transaction. If we pay a portion of the purchase price for MTVN’s membership interest in shares of our common stock and non-voting stock, our other shareholders’ voting and economic interests in us will be diluted, and MTVN will become one of our significant shareholders. In certain situations, if MTVN exercises its right to require us to purchase its membership interests in Rhapsody America, we may be required to pay MTVN a price that provides a return to MTVN that is potentially significantly higher than the appraised value of MTVN’s proportionate interest in Rhapsody America, and as a result, we would pay greater than fair value to acquire MTVN’s interest.
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
     In June 2008, we initiated an arbitration action in Seattle, Washington against VeriSign, Inc., to seek resolution of disputes regarding the proper interpretation of an Alliance Agreement entered into between the parties dating back to 2001. VeriSign asserted various counterclaims against us, including claims that we breached the Alliance Agreement and tortiously interfered with VeriSign’s prospective and existing business relationships and its proposed sale of certain business units. On May 7, 2009, the Arbitrator issued a ruling denying our claims for relief and granting VeriSign’s claims, including VeriSign’s tortious interference claims. Subsequent to that ruling, the Arbitrator further ruled that the limitation of liability clause contained in the Alliance Agreement does not apply to the potential damages VeriSign incurred. In response, VeriSign filed an amended statement of damages seeking a material amount in damages. A hearing to address VeriSign’s claimed damages began on July 13, 2009 and was adjourned on July 15. On September 10, 2009, the Arbitrator issued a Supplemental Order re: Scheduling and Actions for Final Resolution which set further hearings on damages which were completed on October 12-14, 2009. In that Order, the Arbitrator also determined that VeriSign had failed to prove that we caused any damages relating to VeriSign’s claim of tortious interference with its proposed sale of certain business units but allowed further evidence regarding VeriSign’s claims of tortious interference with prospective and existing business relationships. The evidentiary hearings have now been concluded and we expect the Arbitrator to issue a final decision in the near future. In August 2009, we also filed a motion to vacate the Arbitrator’s interim awards relating to declaratory and injunctive relief in Federal District Court in New York City. That motion is currently under consideration by the federal court. We continue to believe that the limitation of liability clause in the Alliance Agreement should apply to limit the amount of VeriSign’s claimed monetary damages and that the Arbitrator does not have jurisdiction over tort claims. No assurance can be made as to the final outcome of the disputes until all rulings are final and all avenues of review have been exhausted, but we could ultimately be required to pay damages to VeriSign in an amount that may be material to our financial condition and results of operations.
The mobile entertainment market is highly competitive.
     The market for mobile entertainment services, including ringback tone and music-on-demand solutions, is highly competitive. Current and potential future competitors include major media companies, Internet portal companies, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. In connection with music-on-demand in particular, we may in the future compete with current providers of music-on-demand services for online or other non-mobile platforms, some of which have greater financial resources than we do. In addition, the major music labels may demand more aggressive revenue sharing arrangements or impose an alternative business model less favorable to us. Furthermore, while most of our carrier customers do not offer internally developed application services that compete with ours, if our carrier customers begin developing these application services internally, we could be forced to lower our prices or increase the amount of service we provide in order to maintain our business with those carrier customers. Increased competition has in the past resulted in pricing pressure, forcing us to lower the selling price of our services.
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
     The trading price for our common stock has been volatile, ranging from $1.97 to $5.12 per share during the 52-week period ended September 30, 2009. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:
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
     As part of our business strategy, we have acquired technologies and businesses in the past and expect that we will continue to do so in the future. In the period from 2006 through the second quarter of 2008, we completed the acquisition of substantially all of WiderThan and the acquisitions of Sony NetServices GmbH, Exomi Oy, Game Trust Inc. and substantially all of the assets of Trymedia Systems, Inc. The failure to adequately manage the costs and address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business and prevent us from realizing the benefits of the acquisitions.
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
     Long-lived assets consist primarily of equipment, software and leasehold improvements, as well as amortizable intangible assets acquired in business combinations. Long-lived assets are amortized on a straight line basis over their estimated useful lives. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amount of an asset is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future undiscounted cash flows. During the quarter ended December 31, 2008, we concluded that the net book value related to certain intangible assets exceeded the fair value attributable to such intangible assets. As a result, we recorded charges of $57.6 million as impairments of long-lived assets within our consolidated statements of operations and comprehensive income in 2008. No such impairments were recognized in either the quarter or nine months ended September 30, 2009.
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
     In addition, our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our Games business. Even if we resume working with our outside advisors on the separation transactions, we may not complete the transactions, which are subject to a number of factors including business and market conditions, the final approval of our board of directors, the effectiveness of a registration statement, the receipt of a favorable letter ruling from the Internal Revenue Service and the execution of inter-company agreements. If the separation transactions are not completed, we and our shareholders will not realize the anticipated financial, operational and other benefits from such transactions.

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
(b) Not applicable
(c) Not applicable
Item 3. Default Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
     An annual meeting of shareholders (Annual Meeting) of the Company was held on September 21, 2009. The matters voted on at the Annual Meeting and votes cast on such matters were as follows:
     The election of one Class 2 director to serve until the 2011 Annual Meeting of Shareholders and one Class 3 director to serve until the 2012 Annual Meeting of Shareholders, or until each such director’s earlier retirement, resignation or removal, or at the election of his successor.

	For	Withheld
Directors Elected:
Pradeep Jotwani (Class 2)	86,624,492	35,325,662
Robert Glaser (Class 3)	85,435,512	36,514,642
     The terms of the following directors continued after the Annual Meeting:

Eric A. Benhamou
Edward Bleier
Jonathan D. Klein
Kalpana Raina
     The approval of amendments to the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated, the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated, and the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated, including (among other amendments) to permit a one-time stock option exchange program for eligible employees other than directors and Section 16 officers.

Votes
For	91,419,562
Against	6,395,767
Broker non-votes	21,006,120
Abstain	3,128,705
     The ratification of the appointment of KPMG LLP as the Company’s registered public accounting firm for the fiscal year ended December 31, 2009.

Votes
For	119,751,396
Against	1,418,580
Broker non-votes	—
Abstain	780,178
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

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2009.

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