Form 10-K
period 2009-12-31
REALNETWORKS INC
filed 2010-03-10
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Registrant’s telephone number, including area code:
(206) 674-2700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.001 per share Preferred Share Purchase Rights	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $249,050,035 on June 30, 2009, based on the closing price of the Common Stock on that date, as reported on the Nasdaq Global Select Market.(1)

The number of shares of the registrant’s Common Stock outstanding as of February 26, 2010 was 135,139,511.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference the information required by Part III of this Annual Report from its Proxy Statement relating to its 2010 Annual Meeting of Shareholders, to be filed within 120 days after the end of its fiscal year ended December 31, 2009.

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

PART I.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about RealNetworks’ industry, products, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. All statements contained in this annual report on Form 10-K that do not relate to matters of historical fact should be considered forward-looking statements. Forward-looking statements include statements with respect to:

•	future revenues, income and other taxes, tax benefits, net income (loss) per diluted share, acquisition costs and related amortization, and other measures of results of operations;

•	the effects of our past acquisitions and expectations for future acquisitions;

•	plans, strategies and expected opportunities for future growth, increased profitability and innovation;

•	the prospects for creation and growth of strategic partnerships and the resulting financial benefits from such partnerships;

•	the expected financial position, performance, growth and profitability of our businesses and the availability of resources;

•	our involvement in potential claims and legal proceedings, the expected course and costs of existing claims and legal proceedings, and the potential outcomes and effects of both existing and potential claims and legal proceedings on our business, prospects, financial condition or results of operations;

•	the expected completion of the restructuring of Rhapsody America;

•	our intention to separate our Games and Music businesses and to restructure our remaining businesses;

•	the expected benefits and other consequences from restructuring Rhapsody America, separating our Games and Music businesses and restructuring our remaining businesses;

•	the cash position, performance, governance, ownership, management, accounting and integration of our Rhapsody America venture if the restructuring of Rhapsody America is not completed;

•	the dilutive impact on our shareholders if the call or put rights contained in the limited liability agreement for Rhapsody America are exercised and result in the issuance of additional shares of our common stock, if the restructuring of Rhapsody America is not completed;

•	our expected introduction of new products and services across our businesses;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact music publishing royalty rates;

•	the continuation and expected nature of certain customer relationships;

•	impacts of competition and certain customer relationships on the future financial performance and growth of our businesses;

•	the effects of U.S. and foreign income and other taxes on our business, prospects, financial condition or results of operations; and

•	the effect of economic and market conditions on our business, prospects, financial condition or results of operations.

These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language included or referred to in the section of Item 1 entitled “Competition,”

in Item 1A entitled “Risk Factors” and in Item 3 entitled “Legal Proceedings.” RealNetworks undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should carefully review the risk factors included in other reports or documents filed by RealNetworks from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1.	Business

Overview

Our mission is to create the best products and services for people to enjoy their digital media everywhere. We pioneered the development of technology for streaming digital media over the Internet and have sustained our focus on creating and delivering digital media, technology, services and content such as music, games and video to consumers around the world. We provide easy-to-use and affordable software products and services that enable consumers to discover, save, store and access their digital media on many different devices. We distribute our products and services directly to consumers and also through wireless network operators, original equipment manufacturers and other communications companies who offer these products and services to their customers.

Our products and services include RealPlayer, our widely distributed media player software and the first mainstream media player to enable easy downloading, recording, sharing and editing of digital video offered by our Media Software and Services (MSS) segment. We also provide a variety of mobile entertainment services, such as ringback tones, music-on-demand, video-on-demand and inter-carrier messaging, offered by our Technology Products and Solutions (TPS) segment to consumers through leading mobile carriers around the world. In our TPS segment, we also provide a suite of software and services for digital media delivery via the Internet and wireless networks for business customers, including our Helix servers, players and content creation software. In addition, we developed the award-winning Rhapsody digital music service and we own and operate one of the largest casual games services on the Internet. As of December 31, 2009, we managed our business and reported segment revenue and profit (loss) in four segments: TPS, MSS, Games and Music.

Our strategy is to increase our focus on two key businesses: (1) our software as a service (SaaS) offerings of our TPS business segment (formerly referred to as our application service provider offerings) and (2) our RealPlayer media player software and related businesses. In 2010, our strategy also includes simplifying and restructuring our company by separating our Music and Games businesses, discontinuing some unprofitable products and services offerings and reducing overhead and other operating costs of our company.

We believe our plan to separate our Games and Music businesses will enable those businesses to operate more efficiently and to compete more effectively in their markets. On February 9, 2010, we began the process of separating our Music business by entering into an agreement with MTV Networks, a division of Viacom International Inc. (MTVN), to restructure Rhapsody America. We and MTVN formed Rhapsody America in August 2007 to jointly own and operate a business-to-consumer digital audio music service. We currently own 51% of the equity of Rhapsody America and Viacom owns the remaining 49%. Upon completion of the restructuring, Rhapsody America will be converted from a limited liability company to a corporation, and we expect that we and MTVN will each own less than 50%, but an equal amount, of the company. We expect one or more additional shareholders may also hold minority equity interests in the business after the closing. We also expect that the closing of the restructuring transactions will occur at the end of the first quarter of 2010, and that upon the closing, Rhapsody’s financial results will no longer be consolidated with our consolidated financial statements.

We also intend to restructure our casual games business into a separate operating company. We have not yet determined the structure of the separated business, including whether we will retain control of the separated Games business or enter into another strategic transaction involving the business.

We were incorporated in 1994 in the State of Washington. Our common stock is listed on the Nasdaq Global Select Market under the symbol “RNWK.”

Technology Products and Solutions

Our TPS business primarily consists of SaaS offerings, which include ringback tones, music-on-demand, video-on-demand and messaging services, as well as system software license sales and intellectual property licensing. We develop and market services and technologies that enable wireless carriers, cable companies and other media and communications companies to deliver entertainment experiences to their customers. We believe that we are at the forefront of innovation in digital media delivery, creating new ways for mobile carriers and other businesses to provide their customers with digital media content.

Our TPS segment has increasingly focused on sales of SaaS to wireless carriers on a recurring basis rather than one-time license sales. We believe that the SaaS business model creates a more stable and scalable revenue stream compared with a system software license sales model. In October 2006, we significantly increased our SaaS service offerings through our acquisition of WiderThan, a global leader for delivering integrated digital media solutions to wireless network operators and other communications service providers.

Our SaaS services are currently deployed with approximately 85 wireless carriers and communications service providers in nearly 50 countries globally, including AT&T, T-Mobile and Verizon Wireless in the Americas; Bharti Airtel, SK Telecom and Telstra in Asia; and Vodafone in Europe.

The SaaS offerings provided by our TPS segment are described below.

Ringback Tones.  We sell our ringback tone (RBT) service principally to wireless carriers throughout the world primarily on a SaaS basis. RBT services enable callers to hear music chosen by the subscriber, instead of the traditional electronic ringing sound, while waiting for the subscriber to answer. Our RBT services enable subscribers to select from a variety of high-quality ringback content, including music, pre-recorded messages by celebrities, and sound effects. Carriers generally offer the RBT service to their subscribers through monthly subscriptions and/or on a per RBT basis. In return for providing, operating and managing the RBT service for carriers, we generally enter into revenue-sharing arrangements with our carrier customers typically based on monthly subscription fees, content download fees or a combination of such fees paid by subscribers. The principal customers of our RBT services include SK Telecom, Bharti Airtel, Telstra, Verizon, T-Mobile and several Vodafone operating companies in Europe.

Music-On-Demand.  Our music-on-demand (MOD) service allows carriers to offer their subscribers a wide range of song titles by downloading or streaming to PCs, MP3-enabled mobile phones, and portable audio players that are equipped with approved digital rights management systems. Users typically pay carriers for MOD service through monthly subscriptions or on a per-download basis, and we generally receive from the carriers some combination of a monthly fixed fee, a percentage of monthly subscription fees and a percentage of content download fees for providing the service. The principal customers of our MOD service are wireless carriers, including SK Telecom and several Vodafone operating companies in Europe.

Video-On-Demand.  Our video-on-demand (VOD) service allows wireless carriers and other telecom providers to offer their subscribers a wide range of videos by downloading or streaming to video-enabled mobile phones that are equipped with approved digital rights management systems. Users typically pay for VOD services through monthly subscriptions and/or content download fees paid to the carriers, and we generally receive from the carriers some combination of a monthly fixed fee, a percentage of monthly subscription fees and a percentage of content download fees for providing the service. The principal customers of our VOD services include Verizon and AT&T.

Messaging.  Our principal messaging service is our inter-carrier messaging (ICM) service, which routes and delivers short messaging service (SMS) messages between wireless carriers within the U.S. and internationally to multiple wireless devices under the brand name Metcalf. We provide this service to carriers in partnership with Syniverse Holdings, Inc., who purchased VeriSign, Inc.’s messaging business in 2009. The ICM service allows subscribers with any text messaging capable handset to send and receive text messages to and from subscribers on other carrier networks. We earn revenue from this service from fees paid by the carriers based on the number of messages handled for them through the ICM service, subject to our revenue-sharing arrangement with Syniverse. Our messaging services also include e-mail messaging, multi-media messaging, voice messaging, and multimedia application gateway management, primarily to wireless carriers. The customer base for our ICM services includes several U.S. carriers and more than 20 carriers in Latin America.

We continue to develop technologies that enable mobile carriers to offer an integrated suite of our SaaS offerings through their data plans. We also intend to develop new applications to offer to carriers, provide services to help carriers increase the usage of our applications, and bring more of our existing application services to new and current carrier customers. Further, we intend to broaden the market for our SaaS services beyond carriers to other network service providers and content owners.

We also license technology to businesses through our TPS segment, which is described below.

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

OEM Licensing.  We have created enhanced versions of our media player and Helix server products for use in wireless applications, and we license our Helix server software and products to a variety of mobile network operators on a worldwide basis. For example, our RealPlayer Mobile Player and related media server enable consumers to access streaming or downloaded content via 2.5G and 3G mobile networks. We have entered into agreements with wireless carriers to use our mobile entertainment platform and with mobile handset manufacturers, including Motorola, Nokia, Qualcomm, and Sony Ericsson, to preinstall our mobile player software on mobile phones. We have also developed an enhanced media player and server, which we license for use on non-mobile devices such as DVD players and netbooks.

Other Software Licensing and Services.  We also license gateway product solutions to wireless carriers. The Helix Messaging Gateway provides a solution for the delivery and management of value-added SMS and multimedia messaging service (MMS) services for carriers, offering a single point of management for all applications and services and simple application program interfaces for other media companies and service providers to connect to a carrier’s network. The Helix wireless application protocol (WAP) Gateway is a complete WAP infrastructure solution for carriers that enables a carrier’s subscribers to browse via WAP, send and receive MMS messages, perform application downloads and access entertainment services.

Our TPS segment also provides professional services and specialized technical support to certain customers. The nature of these services varies from customer to customer and from period to period. In general, these services are designed to customize and integrate our technology with our customers’ existing systems and technology. We have reduced our focus on our systems integration business, including the sale of systems integration services to SK Telecom, primarily because it has lower margins and does not generate recurring revenue. However, revenue from that business has been a significant contributor to TPS revenue in the fourth quarter of each year for the past four years.

Media Software and Services

Our MSS segment includes our RealPlayer media player software, our flagship consumer product since 1995 that remains the principal product widely distributed to consumers through which we provide video and other content management features and services. Our MSS segment also provides a premium media aggregation offering, called SuperPass, and has been the incubator for additional media technology development projects.

Our MSS products and services include the following:

RealPlayer.  Our RealPlayer media player software includes features and services that enable consumers to discover, play, download, manage and edit digital video. Consumers can stream audio and video, save CDs to their personal music collection, burn CDs and transfer their audio and video content to portable devices.

With the latest version of our RealPlayer software, RealPlayer SP, consumers can download and save web videos from thousands of websites, transfer their video content to portable devices or burn them to DVDs, easily share video links with friends on social networks and edit their own video content.

Over the past three years, the focus of our RealPlayer strategy has shifted to providing consumers with tools to manage their digital media content across devices and away from creating a unique streaming platform. As a result, RealPlayer’s video downloading tools, for example, are platform-agnostic so that the new RealPlayer versions play nearly all major digital media formats.

RealPlayer is available to consumers as a free download from our Real.com and RealPlayer.com websites. A premium version of RealPlayer, which is available for purchase, includes enhanced functionality for CD and DVD burning, enhanced playback controls and additional media library features.

Advertising and Third-Party Software.  We sell advertising on our Real.com family of websites. These sites offer a wide range of free entertainment news and content. In addition, we generate revenue by distributing third-party software products, such as the Google toolbar and Google Chrome, to consumers who wish to download additional applications when downloading our software products.

Subscription Revenue.  SuperPass is a subscription service that provides consumers with a broad range of digital entertainment, including a simple way to access popular news and music online. For a monthly fee, a subscriber can download 10 songs from Rhapsody America’s MP3 store or a free game from RealArcade as well as view a wide range of movie and television content. In addition, we offer a subscription for exclusive live video feeds from CBS’s Big Brother set through our SuperPass service. SuperPass subscribers have access to all of the premium RealPlayer features.

Games

We own and operate one of the largest casual games services. Our offering includes a broad range of casual games available via digital downloads or on online portals, social networks and mobile devices. Casual games are typically designed to have simple graphics, rules and controls and to be quick-to-learn and fun to play. Casual games include board, card, puzzle, word and hidden-object games as well as many other genres. In addition, casual games typically can be easily adopted for play on a wide variety of platforms.

Our Games business is actively involved in game development, publishing, licensing and distribution. We have a diverse portfolio of games consisting of original games developed by our GameHouse and Mr. Goodliving game studios, games developed by us from content we license from other intellectual property holders, and games licensed to us by third parties that we distribute to our customers. We also partner with external game development studios, both for developing games on an outsourced basis and by providing publishing services that give developers access to our large distribution network in exchange for exclusive distribution rights for their games. We distribute games principally in North America, Europe and Latin America through our own websites, which are operated under the GameHouse, RealArcade, Zylom and Atrativa brands, and through websites owned or managed by third parties, including other games companies and portals such as Comcast and AOL.

PC Games.  Consumers can play and purchase games from our catalog of more than 2,500 downloadable and online PC games across a variety of popular casual game genres. Games are typically made available with a free trial and can be purchased on an individual basis or as part of one of our subscription services. Our websites offer a variety of products and services, including free online games, limited and extended free trial versions of downloadable games, premium and discount download game purchases and subscriptions, including FunPass, which gives consumers full access to our downloadable game catalog for a monthly fee. In late 2009, we began consolidating the RealArcade and GameHouse online portals and migrating RealArcade customers to the GameHouse.com website. In addition, our online games generate revenue from display advertising that is shown to consumers during online play, and our downloadable games generate revenue from both display and in-game advertising. We intend to continue to launch advertising-supported games through our own family of websites as well as through syndicated distribution channels.

Games on Other Platforms.  We develop and distribute our games for other platforms, including mobile phones, other handheld devices, videogame consoles as well as online social networks.

We develop and publish original content that consumers can purchase individually. Under our Mr. Goodliving brand, we have created a technology development platform, called EMERGE, that enables us to adapt our games for use on more than 1,400 mobile handsets. In 2009, we launched several of our popular games for smart phones, including the iPhone, and we intend to increase our focus on game development for smart phones in the future.

In addition, during the year, we began offering several of our casual games, including licensed brands UNO and Collapse, on Facebook and other social network platforms, which collectively have millions of monthly average unique users. These games offer advertising-supported free game play, and we have also recently added the capability to offer micro-transactions, which are inexpensive purchases by consumers intended to increase their interaction with the games and other game players in social settings or to increase the competitiveness of the player.

Music

Our Music business is primarily operated through Rhapsody America LLC, our joint venture with MTVN. In February 2010, we entered into an agreement to restructure Rhapsody America as described above in our “Overview” section.

Rhapsody America provides products and services that enable consumers to have unlimited access digital music content anytime from a variety of devices. The primary music offering is Rhapsody, a subscription and advertising-supported music service offering conditional downloads and on-demand streaming services through unlimited access to a catalog of millions of music tracks. Rhapsody America also operates Rhapsody.com, a free Web-based limited version of our digital music service, and the Rhapsody MP3 music store, where consumers purchase and permanently download individual digital music tracks. Rhapsody generates revenue in the U.S. primarily through subscriptions to its music services, purchases of tracks and advertising.

Subscription Revenue.  The Rhapsody service and jukebox software operated by Rhapsody America are the centerpiece of its U.S. music offerings. Rhapsody allows consumers to manage their entire digital music collection in one application, and subscribers to our Rhapsody Unlimited service receive legal, unlimited, streaming access to over nine million music tracks for a monthly fee. Rhapsody Unlimited enables subscribers to stream or conditionally download songs “on-demand” to their PC or to other devices, features significant editorial content and provides user-friendly ways for subscribers to explore, organize, listen to and share music. Rhapsody Unlimited subscribers can build and share playlists, create customized radio stations, and customize their own homepage within Rhapsody to receive recommendations, new release information and other content specific to their music tastes and listening history. Rhapsody Unlimited subscribers can use the Rhapsody jukebox software to download an unlimited number of songs to their computer to listen to offline as long as they remain subscribers. Rhapsody To Go, a premium service also operated by Rhapsody America, provides subscribers all of the benefits of Rhapsody Unlimited plus the ability to transfer their music to portable devices, including a number of third party MP3 players and other digital music products such as Apple’s iPhone.

Advertising Revenue.  Rhapsody America also offers a free version of Rhapsody over the Internet called Rhapsody.com that is monetized through advertising-related revenue. Rhapsody.com enables consumers in the U.S. to listen to up to 25 songs per month for free utilizing their web browser. This service is offered primarily as a marketing program for the premium version of Rhapsody.

Revenue from Other Music Products and Services.  In 2008, Rhapsody America launched a new MP3 music store, which allows consumers to purchase tracks and albums from Rhapsody America and its partners that are free of the digital rights management software that limits how and where people can play their music. The MP3 music store offers a catalog of more than nine million tracks from all of the major and many independent music labels and enables customers to purchase individual digital music tracks without subscribing to a music subscription service.

International Revenue.  Currently, Rhapsody America offers international consumers a subscription-based Internet radio product called RadioPass. RadioPass subscribers gain access to more than 90 pre-programmed, ad-free, high fidelity digital music radio stations in addition to simulcasts of more than 3,000 worldwide broadcast stations for a monthly subscription fee. As part of the Rhapsody America restructuring, we intend to repurchase the international radio business from Rhapsody America.

As described in the “Overview” section above, we recently entered into an agreement to restructure Rhapsody America, and following the completion of the restructuring, Rhapsody America will operate independently from us. In connection with the restructuring, we will contribute $18 million in cash (a portion of which will be used to repurchase the international radio business previously contributed to Rhapsody America), the Rhapsody brand and certain other assets, and MTVN will contribute a $33 million advertising commitment and MTVN’s previous obligation to provide advertising will also be cancelled. Further, the put and call rights held by us and MTVN and MTVN’s rights to receive a preferred return in connection with the exercise of our put right will be terminated. Additional information about the put and call rights is set forth in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this report. In addition, the technology and intellectual property licenses provided from us to Rhapsody America relating to the core technologies for the Rhapsody audio digital music service will be expanded to provide worldwide, perpetual licenses and certain rights for use of the core technologies in business-to-business audio music services. We expect the restructuring to be completed at the end of the first quarter of 2010.

See Note 18 of Notes to Consolidated Financial Statements included in Item 8 of this report for information regarding our reporting segments and geographic regions.

Research and Development

We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental technology, and strengthening our technological expertise in all our businesses. During the years ended December 31, 2009, 2008, and 2007, we expended 21%, 19%, and 18%, respectively, of our net revenue on research and development activities.

Customers and Seasonality

Our customers include consumers and businesses located throughout the world. Sales to customers outside the U.S., primarily in Asia and Europe, were 33%, 33%, and 36% of our net revenue during the years ended December 31, 2009, 2008 and 2007, respectively. Sales to one of our international TPS customers, SK Telecom, accounted for approximately 13% of our consolidated revenue in the year ended December 31, 2007. No one customer accounted for more than 10% of total revenue during the years ended December 31, 2009 and 2008.

We experience seasonality in our business, particularly with respect to the fourth quarter of our fiscal year. Our consumer businesses, which include advertising revenue, make up a large percentage of our revenue, and the fourth quarter has traditionally been the seasonally strongest quarter for Internet advertising. Our TPS business has seen a concentration of system sales, deployment, and consulting revenue in the fourth quarter.

Sales, Marketing and Distribution

Our marketing programs are aimed at increasing brand awareness of our products and services and stimulating market demand. Across all of our businesses, we use a variety of methods to market our products and services, including paid search advertising, affiliate marketing programs, advertising in print, electronic and other online media, television, direct mail and e-mail offers to qualified potential and existing customers and providing product specific information through our websites. We also cross-market products and services offered by each of our businesses throughout the RealNetworks and Rhapsody America marketing and distribution channels. We also have subsidiaries and offices in several countries that market and sell our products outside the U.S.

Technology Products and Solutions Marketing

Our sales, marketing and business development team works closely with many of our enterprise, infrastructure, wireless, broadband and media customers to identify new business opportunities for our entertainment applications, services and systems. Through ongoing communications with product and marketing divisions of our customers, we tailor our SaaS offerings to the strategic direction of the carriers and the preferences of their subscribers. Our market channels consist of various online and offline methods of promoting our products and services, media relations, industry trade shows, speaking opportunities and other events. We also market and sell our products and services directly through our websites and through other distributors, including hardware server companies, content aggregators, Internet service providers and other hosting providers that redistribute or provide end users access to our streaming technology from their websites and systems. We also have agreements with many popular software and hardware companies and websites to distribute our products as a click-through or to bundle our player products into their applications and software.

MSS, Games and Music Marketing

We market and sell our other consumer products and services directly through our own websites (www.real.com, www.gamehouse.com, www.zylom.com, etc.). We also have an advertising sales force that markets and sells advertising on our websites and client software and conducts other activities such as developing live events and advertising for print and other media and creating original content for ads. We sell our international advertising inventory directly to clients and through agencies in foreign markets and third-party advertising representation firms. In addition, we market our games products through third-party distribution channels, such as broadband service providers, online portals, major social networks and content publishers. See “Games” above for a description of how our Games products and services are distributed.

Rhapsody music services are sold and marketed through a family of websites, including Rhapsody.com, as well as by our partner MTVN. Upon the closing of the restructuring transactions involving Rhapsody America, MTVN will provide $33 million in advertising on several MTVN media properties through 2011, in lieu of its previous obligation to provide approximately $111 million through 2013. Rhapsody music products and services are also offered through its client software and a variety of third-party distribution channels, such as broadband service providers, retailers, and other partners. Rhapsody music services are also distributed through a variety of other third-party distribution channels, including mobile carriers, applications we developed for specific mobile phone operating software, home entertainment hardware providers and MP3 manufacturers.

Customer Support

Customer support is integral to the provision of nearly all of our consumer products and services. Consumers who purchase our consumer software products and services, including games, music, and entertainment services, can get assistance via the Internet, e-mail or telephone, depending on the product or service. For most of our consumer products, we contract with third-party outsource support vendors to provide the primary staffing for our first-tier customer support globally. We also provide various support service options for our business customers and for software developers using our software products and associated services. Support service options include hotline telephone support, online support services, and on-site support personnel covering technical and business-related support topics.

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

Technology Products and Solutions

Software as a Service

We compete with a large number of domestic and international companies in our SaaS offerings. We compete largely based on time-to-market, feature sets, operational expertise, ability to offer an integrated suite of entertainment services, customer care and price. Many of the carrier application services we provide require a high degree of integration with carrier or service provider networks and thus require a high degree of operational expertise. Those companies, like us, that can understand the intricacies of deploying highly sophisticated carrier-grade services quickly and efficiently generally have an advantage. In addition, the ability to enhance services with new features as the digital entertainment market develops is critical.

Our principal competitors in the RBT service market are Livewire Mobile, Comverse Technology, Huawei Technologies and OnMobile Global Limited. Our principal competitors in the MOD service market include Livewire Mobile, Omnifone, Musiwave (part of Microsoft) and Napster, LLC (acquired by Best Buy). Our principal competitors in the VOD service market include MobiTV, Inc., QuickPlay Media Inc. and Comcast’s thePlatform. Our principal competitor in the mobile messaging market is Sybase365, a division of Sybase, Inc.

Technology Licensing

We currently compete primarily with Adobe Systems Incorporated, Apple Inc. and Microsoft Corporation in the market for digital media servers, players, encoders, digital rights management, codecs and other technology and services related to digital distribution of media. We believe that the primary competitive factors in the media delivery market include the quality, reliability, price and licensing terms of the overall media delivery solution, ubiquitous and easy consumer accessibility to media playback capability, access to distribution channels necessary to achieve compliance with industry standards, broad distribution and use of products, and the ability to license and support popular and emerging media formats for digital media delivery.

Media Software and Services

Our media software and services business, including our SuperPass subscription service, faces competition from existing competitive alternatives and other emerging services and technologies. We face significant competition from emerging Internet media sources and established companies entering into the Internet media content market, including AOL, Microsoft, Apple, Yahoo!, Facebook, MySpace and Google’s YouTube service as well as broadband Internet service providers, many of which provide similar or alternative services for free or bundle these types of services with other offerings. We also face competition from alternative streaming media playback technologies such as Microsoft Windows Media Player and Adobe Flash. We expect this competition to continue to be intense as the markets and business models for Internet video content mature and more competitors enter these new markets. Our video services compete primarily on the basis of the quality and perceived value of the content and services we provide and on the effectiveness of our distribution network and marketing programs.

Games

Our Games business competes with a variety of distributors, publishers and developers of “casual” games for the PC and mobile platforms and for social networks. Our family of websites serving the PC casual games market competes with other high volume distribution channels for downloadable, online and social games including Yahoo! Games, MSN Gamezone, Pogo.com, Oberon Media, Inc., Big Fish Games, Inc., Amazon.com and Zynga Game Network Inc. We compete in this market primarily on the basis of the quality and convenience of our services, the reach and quality of our distribution arrangements and the quality and breadth of our game catalog. In addition, the market for casual games has become increasingly price competitive. We have responded by launching new game offerings on our GameHouse.com and Zylom.com websites that include regular price promotions and enhancements to our subscription service that allows consumers to purchase games at a competitive discount. Our GameHouse and Mr. Goodliving content development studios compete with other developers and publishers of downloadable PC and mobile games. Our studios compete based on our ability to develop and publish high quality games that resonate with consumers, our effectiveness at building our brands, our ability to license and execute digital games based on popular third-party intellectual properties like Monopoly, Scrabble and UNO, and our ability to secure broad distribution relationships for our titles on the Internet, within major social networks and through mobile carriers.

Music

The Rhapsody music subscription services and MP3 music store operated by Rhapsody America face competition from traditional offline music distribution companies and from other online digital music services, including Apple’s iTunes music store, Pandora Media’s internet radio services and Napster’s music subscription services, as well as a wide variety of other competitors that are now offering digital music for sale over the Internet. Microsoft also offers premium music services in conjunction with its Zune product line, Windows Media Player and MSN services. We also expect increasing competition from media companies, online retailers such as Amazon.com, Inc., social networking companies such as MySpace, Inc. and Facebook, and emerging companies such as Spotify Ltd. that offer consumers free, advertising-supported music content and applications through their websites. Our music offerings also face substantial competition from the illegal use of “free” peer-to-peer services. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services such as Rhapsody America’s Rhapsody music subscription service and MP3 music store.

Rhapsody subscription services compete primarily on the basis of the overall quality and perceived value of the user experience and on the effectiveness of our distribution network and marketing programs. We believe that Rhapsody’s subscription-based services offer customers a superior value compared to the purchase of individual digital music tracks through competing online music download sites. We also believe that Rhapsody’s tools to search for and discover music, as well as its editorial content, organization of music and related artists, and overall ease of use differentiates Rhapsody from other online digital music services. As the market for purchasing music online grows, we expect that competition for subscribers and purchasers will be intense. In particular, Apple heavily markets and promotes its brand and digital music download services in order to drive sales of its higher margin hardware products. We expect that Apple will continue to spend significantly to market and promote its brand and the sale of downloadable music to further its business model. We also expect that other competitors will continue to spend heavily to promote their brands and to attract and retain consumers for their services. We further believe that our ability to compete in the digital music business has been negatively impacted by the historical lack of a compelling portable device solution for our music subscription services. We have attempted to address this competitive problem by introducing our Rhapsody service to mobile devices, such as the Sansa Clip, and operating systems such as Apple’s iPhone and iPod and Google’s Android. Sales of the Rhapsody To Go subscription service is increasingly dependent on the sales of partners’ MP3 players and other devices.

Intellectual Property

As of December 31, 2009, we had 82 U.S. patents, 52 South Korean patents, 26 patents in other countries and more than 200 pending patent applications worldwide relating to various aspects of our technology. We are continuously preparing additional patent applications on other current and anticipated features of our technology in various jurisdictions across the world. As of December 31, 2009, we had 55 registered U.S. trademarks or service marks, 26 registered South Korea trademarks or service marks, and had applications pending for several more trademark or service marks in various jurisdictions across the world. We also have several unregistered trademarks. In addition, we have several foreign trademark registrations and pending applications. Many of our marks begin with the word “Real” (such as RealPlayer, RealAudio and RealVideo). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

Our ability to compete across our businesses partly depends on the superiority, uniqueness and value of our patent portfolio and other technology that we both develop and license from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. These efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology, or may not prevent the development and design by others of products or technologies similar to or competitive with those we develop.

Employees

At December 31, 2009, we had 1,662 full-time employees and 183 part-time and contingent employees, of which 1,133 were based in the Americas, 391 were based in Asia, and 321 were based in Europe. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Available Information

Our corporate Internet address is www.realnetworks.com. We make available free of charge on www.investor.realnetworks.com our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. However, the information found on our corporate website is not part of this or any other report.

Executive Officers of the Registrant

The table below lists the executive officers of RealNetworks as of February 26, 2010. As we previously reported, John Giamatteo will resign as RealNetworks’ Chief Operating Officer effective April 2, 2010 and Robert Glaser resigned as Chief Executive Officer effective January 12, 2010.

Name	Age	Position

Robert Kimball	46	President, Acting Chief Executive Officer and Director
Michael Eggers	38	Senior Vice President, Chief Financial Officer and Treasurer
John Barbour	50	President, Games Division
Savino (Sid) Ferrales	59	Senior Vice President, Human Resources
John Giamatteo	43	Chief Operating Officer
Michael Lunsford	42	Executive Vice President, Technology Products and Solutions and Media Software and Services
Henry (Hank) Skorny	45	Senior Vice President, Media Cloud Computing and Services

ROBERT KIMBALL has served as President and Acting Chief Executive Officer of RealNetworks since January 2010. Mr. Kimball joined RealNetworks in 1999 and has held various positions including Executive Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary from January 2009 to January 2010, Senior Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary from January 2005 to January 2009, and Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary from January 2003 to January 2005. Mr. Kimball holds a B.A. with distinction from the University of Michigan and a J.D., magna cum laude, from the University of Michigan Law School.

MICHAEL EGGERS has served as Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks since February 2006. Mr. Eggers served as Vice President of Finance from September 2003 to February 2006. Mr. Eggers joined RealNetworks in 1997 as the Manager of Financial Reporting and has held various positions leading to his appointment as Vice President of Finance. Prior to RealNetworks, Mr. Eggers was employed by KPMG in the audit practice division. Mr. Eggers holds a B.A., magna cum laude, in Business Administration with a concentration in accounting from the University of Washington.

JOHN BARBOUR has served as President of the Games Division of RealNetworks since October 2008. From October 2006 to October 2008, Mr. Barbour served as the Managing Partner of Volta Capital, LLC, a strategy and investment consulting firm. From 1999 to June 2006, Mr. Barbour was employed by Toys “R” Us, Inc., a leading retailer of children’s toys and products, serving as Executive Vice President — President Toys “R” Us U.S. from August 2004 to June 2006 and Executive Vice President — President Toys “R” Us International and Chairman — Toys “R” Us Japan from February 2002 to August 2004. From 1999 to 2002, Mr. Barbour served as President and Chief Executive Officer of Toysrus.com, a subsidiary of Toys “R” Us, Inc. Mr. Barbour holds a B.Sc. in Chemistry, with Honours, from the University of Glasgow.

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

MICHAEL LUNSFORD has served as Executive Vice President, Technology Products and Solutions and Media Software and Services since January 2010. Mr. Lunsford joined RealNetworks as a strategic advisor in January 2008 and served as Executive Vice President, Strategic Ventures from June 2008 to January 2010. From 1999 to December 2007, Mr. Lunsford was employed by Earthlink, Incorporated, a provider of communications services, serving as Executive Vice President from June 2007 to December 2007, as interim President and Chief Executive Officer from November 2006 to June 2007, as Executive Vice President and President, Access and Voice from September 2005 to November 2006, as Executive Vice President, Marketing and Products from 2004 to September 2005 and as Executive Vice President, Products from 2002 to 2004. Mr. Lunsford holds an A.B. in Economics and an M.B.A. from the University of North Carolina.

HENRY “HANK” SKORNY joined RealNetworks as a strategic advisor in January 2009 and has served as Senior Vice President, Media Cloud Computing and Services since October 2009. From May 2007 to January 2009, Mr. Skorny was involved in various private investment and consulting activities for mobile technology companies. From May 2005 to April 2007, Mr. Skorny served as President, Chief Executive Officer and director of Thumbspeed Inc., a developer and publisher of mobile applications that was acquired by OZ Communications Inc. in April 2007. Mr. Skorny served as Executive Vice President of OZ Communications Inc., a developer of mobile Internet solutions, from April 2007 to March 2008. From 2004 to May 2005, Mr. Skorny served as Vice President of Product Management and Marketing of Infospace Mobile, Inc., a developer of mobile media and search applications and services. Mr. Skorny serves as Chairman of the Board of ZipWhip, Inc., a company engaged in the development of Internet messaging technology. Mr. Skorny attended Drexel University.

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

We derive a material portion of our revenue from our SaaS offering we provide to carriers. Many of our SaaS contracts with carriers provide for revenue sharing arrangements, but we have little control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Because most of our carrier customer contracts are nonexclusive, it is possible that our wireless carriers could purchase similar services from third parties and cease to use our services in the future. As a result, our revenue derived under these agreements could be substantially reduced depending on the pricing and usage decisions of our carrier customers.

In addition, none of our SaaS contracts with carriers obligates our carrier customers to market or distribute any of our SaaS offerings. Despite the lack of marketing commitments, revenue related to our SaaS offerings is, to a large extent, dependent upon the marketing and promotion activities of our carrier customers. In addition, many of our carrier contracts are short term and allow for early termination by the carrier with or without cause. These contracts are therefore subject to renegotiation of pricing or other key terms that could be adverse to our interests and leave us vulnerable to non-renewal by the carriers. The loss of carrier customers, a reduction in marketing or promotion of our SaaS offerings, or the termination, non-renewal or renegotiation of contract terms that are less favorable to us would likely result in the loss of future revenues from our SaaS offerings.

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

The market for mobile entertainment services, including RBT, MOD and VOD solutions, is highly competitive. Current and potential future competitors include major media companies, Internet portal companies, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. In connection with MOD in particular, we may in the future compete with current providers of MOD services for online or other non-mobile platforms, some of which have greater financial resources than we do. In addition, the major music labels may demand more aggressive revenue sharing arrangements or impose an alternative business model less favorable to us. Furthermore, while most of our carrier customers do not offer internally developed services that compete with ours, if our carrier customers begin developing these services internally, we could be forced to lower our prices or increase the amount of service we provide in order to maintain our business with those carrier customers. Increased competition has in the past resulted in pricing pressure, forcing us to lower the selling price of our services.

A majority of the revenue that we generate in our Technology Products and Solutions business is dependent upon our relationship with a few customers, including SK Telecom and Verizon; any deterioration of these relationships could materially harm our business.

We generate a significant portion of our revenue from sales of our mobile entertainment services to a few of our mobile carrier customers, including SK Telecom, a leading wireless carrier in South Korea. In the near term, we expect that we will continue to generate a significant portion of our total revenue from these customers, particularly SK Telecom and Verizon. If these customers fail to market or distribute our services or terminate their business contracts with us, or if our relationships with these customers deteriorate in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives.

Furthermore, our relationship with SK Telecom may be affected by the general state of the economy of South Korea. Failure to maintain our relationships with these customers could have a material negative impact on our revenue and operating results.

Risks Related to Our Media Software and Services, Games and Music Businesses

Our Media Software and Services, Games and Music businesses face substantial competitive and other challenges that may prevent us from being successful in, and negatively impact future growth in, those businesses.

Many of our current and potential competitors in our Media Software and Services, Games and Music businesses have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. Our competitors across the breadth of our product lines in these businesses include a number of large and powerful companies, such as Apple, Amazon.com and Microsoft. To effectively compete in the markets for our Media Software and Services, Games and Music businesses, we may experience the following consequences, any of which would adversely affect our operating results and the trading price of our stock:

•	reduced prices or margins,

•	loss of current and potential customers, or partners and potential partners who provide content we distribute to our customers,

•	changes to our products, services, technologies, licenses or business practices or strategies,

•	lengthened sales cycles,

•	industry-wide changes in content distributions to customers,

•	pressure to prematurely release products or product enhancements, or

•	degradation in our stature and reputation in the market.

In addition, we face the following competitive risks relating to our Media Software and Services, Games and Music businesses:

Media Software and Services.  Our media software and services (primarily our SuperPass subscription service) face competition from existing competitive alternatives and other emerging services and technologies, such as user generated content services like Google’s YouTube service and alternative streaming media playback technologies including Microsoft Windows Media Player and Adobe Flash. Content owners are increasingly marketing their content on their own websites rather than licensing to other distributors such as us. We face competition in these markets from traditional media outlets such as television, radio, CDs, DVDs and others. We also face competition from emerging Internet media sources and established companies entering into the Internet media content market, including AOL, NBC Universal, Microsoft, Apple, Adobe, Yahoo! and broadband Internet service providers. We expect this competition to continue to be intense as the market and business models for Internet video content mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets or technologies to promote or distribute their offerings successfully. If we are unable to compete successfully, the future growth of our MSS business will be negatively impacted. In addition, our overall ability to sell subscription services depends in part on the use of RealNetworks’ formats on the Internet, and declines in the use of our formats may negatively affect our subscription revenue and increase costs of obtaining new subscribers. Both Microsoft and Adobe are aggressively seeking to grow their format usage.

Games.  Our RealArcade, GameHouse, Zylom and Atrativa branded services compete with other online aggregators and distributors of online, downloadable and social casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our Games business also competes with many other smaller companies that may be able to adjust to market conditions faster than us. We also face an increasingly price competitive casual games market, and some of our competitors may be able to compete on price more effectively than us. We expect competition to intensify in this market from these and other competitors and no assurance can be made that we will be able to continue to grow our revenue. Our development studios compete primarily with other developers of online, downloadable, mobile and social casual PC games and must continue to develop popular and high-quality game titles and to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including social networks, to maintain our competitive position and help maintain the growth of our Games business.

Music.  Our online music services offered through our Rhapsody America joint venture with MTVN face significant competition from traditional offline music distribution competitors and from other online digital music services, as well as online theft or “piracy.” Some of these competing online services have spent substantial amounts on marketing and have received significant media attention, including Apple’s iTunes music download service, which it markets closely with its popular iPod line of portable digital audio players and its iPhone. Microsoft also offers premium music services in conjunction with its Windows Media Player and also markets a portable music player and related download software and music service called Zune. We also expect increasing competition from online retailers such as Amazon.com, social network websites such as MySpace.com and Facebook.com, as well as other providers of free, ad-supported music services such as Pandora Media’s Internet radio service, some of whom are successfully growing consumer awareness of their services. Our online music services also face significant competition from “free” peer-to-peer services which allow consumers to directly access a wide variety of unlicensed content. Enforcement efforts have not effectively shut down these services and the ongoing presence of these “free” services substantially impairs the marketability of legitimate services like ours. To compete in this crowded market, we develop and work with partners to develop new and often unique marketing programs designed to build awareness of our music products and services and to attract subscribers. However, many of these marketing programs are unproven and may result in significant expenses we may not recoup due to the program’s failure to increase awareness or the number of subscribers to our music services. Rhapsody America may not be able to compete effectively in this highly competitive and rapidly evolving market, which may negatively impact the future growth of our Music business.

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

Publishing royalty rates associated with music subscription services in the U.S. are not fully established and public performance licenses are negotiated individually with performance rights organizations (PROs). A court issued several rulings that set forth how royalties are to be calculated and address other matters relating to the application of the new rates to be paid to one of the PROs, the American Society of Composers, Authors and Publishers (ASCAP). After working with ASCAP to make a final determination of amounts owed under the court’s rulings, we reached a partial agreement with ASCAP on January 12, 2009, but we and ASCAP have appealed some aspects of the court’s rulings that underlie the agreement. While we believe we have sufficiently accrued for expected royalties to be paid under the agreement, we plan to appeal some aspects of the court’s rulings that underlie the agreement, and the rulings remain subject to appeal and challenge by other participants. We also have license agreements to reproduce musical compositions with the Harry Fox Agency, an agency that represents music publishers, and with many independent music publishers relating to the creation and delivery of on-demand streams and tethered downloads, but these license agreements generally do not include final royalty rates. The license agreements anticipate industry-wide agreement on rates, which was reached among the Digital Media Association, the Recording Industry Association of America and the National Music Publishers Association. This settlement, along with the determination by the Copyright Royalty Board (CRB) on rates for full downloads, physical products and ringtones, was published by the CRB, and after some modifications by the U.S. Copyright Office, was collectively published as part of the CRB’s final determination in the Federal Register. If terms of the settlement are modified or applied in a manner that we do not expect, we could incur increased expenses that could negatively impact our operating results. The publishing rates associated with our international music streaming services are also not yet determined and may be higher than our current estimates.

Copyright Royalty Board decisions regarding webcast radio royalties and minimum payments could result in material expenses that would harm our operating results and our ability to provide popular radio services.

In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in non-interactive streams, or webcast radio, from 2006 through 2010. These rates were appealed and then affirmed by the D.C. Circuit Court of Appeals on July 10, 2009, except with respect to the minimum royalty rate per station, which has been remanded to the CRB. In a separate proceeding regarding international radio rates, on September 29, 2009, we filed briefs with the CRB with respect to royalty rates for the period 2011 through 2015. We expect to be a participant in this additional proceeding with the CRB until the webcast radio royalty rates for the period 2011 through 2015 are ultimately determined, which we do not expect to occur prior to late 2010. The ultimate determination of the minimum royalty rate per station may be unfavorable to us, which could adversely impact our operating results and our ability to provide our radio services in the future.

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

Our pending restructuring of our Rhapsody America joint venture may not yield the anticipated benefits to us or to Rhapsody America.

On February 9, 2010, we and MTVN entered into an agreement that provides for the restructuring of Rhapsody America LLC, the business-to-consumer digital audio music service joint venture initially formed in August 2007. At the closing of the restructuring transactions, Rhapsody America will convert into a corporation, and we will contribute cash, the Rhapsody brand and other assets and enter into expanded license agreements that give Rhapsody America worldwide rights to use and develop the core technologies relating to the Rhapsody music service, including for use in business-to-business audio music services. MTVN will contribute a new $33 million advertising commitment in lieu of the existing commitment to provide advertising to Rhapsody America. Following the closing, we will no longer have operational control of the joint venture. We believe the restructuring will provide the joint venture with the financial, intellectual property and other key assets and the operational flexibility to compete more effectively in the digital music market and allow us to devote our resources and attention on our remaining businesses and to deconsolidate the joint venture’s operating performance with our consolidated financial statements. However, for a period of time following closing, the newly structured joint venture may experience disruptions due to employee, partner and customer uncertainty and other operational challenges as it transitions to becoming an independent company. These disruptions or the joint venture’s inability to operate and compete effectively as an independent company could adversely impact its financial condition and results of operations, which in turn could materially impact our reported net income (loss) in future periods. In addition, the joint venture has generated losses since its inception, and the new structure may not alter this trend. If the joint venture continues to incur losses and is unable to obtain additional capital resources on acceptable terms or at all, or if it otherwise experiences a significant decline in its business, we may incur a loss on our investment, which would have a material adverse effect on our financial condition and results of operations.

If the pending restructuring of Rhapsody America is not completed, the joint venture may not have sufficient funds to continue to support its current operations.

Rhapsody America has generated losses since its inception in 2007 and may not have sufficient funds to continue to support its current operations in the near term. If the pending restructuring of Rhapsody is not completed, neither we nor MTVN have any contractual obligations to fund Rhapsody America’s operations further. In that event, we cannot provide assurance that Rhapsody America will be able to obtain additional funds on acceptable terms from us, MTVN or any other third party funding source. If Rhapsody America does not obtain additional funding in the near term and/or substantially restructure its operations, it will not be able to continue its current operations. To the extent Rhapsody America experiences a decline in its business operations or incurs liabilities resulting from a lack of liquidity, our business and operating results would be materially harmed.

Until the pending restructuring of Rhapsody America is completed, we face risks with respect to certain matters in the governance and management of our Rhapsody America joint venture and the integration and operation of assets that have been combined to form Rhapsody America.

We and MTVN agreed to terms and conditions regarding the governance and management of Rhapsody America as part of the formation of Rhapsody America, which continue to apply until the pending restructuring of Rhapsody America is completed. Under the current arrangement, we are entitled to appoint the general manager to manage the day-to-day operations of Rhapsody America. Rhapsody America is governed by a limited liability company agreement which, among other things, requires unanimous approval of the members for certain key operational activities, such as adopting a budget and authorizing certain capital expenditures, and for significant company events, such as mergers, asset sales, distributions, affiliate transactions and issuance, sale and repurchase of membership interests of Rhapsody America. If we are not able to agree with MTVN on any of those items, if the members are unable to agree on any other significant operational or financial matter requiring approval of the members, or if there is any event that adversely impacts our relationship with MTVN, the business, results of operations and financial condition of Rhapsody America may be adversely affected and, consequently, our business may suffer. In addition, MTVN may have or develop economic or other business interests or goals that are inconsistent with our or Rhapsody America’s business interests or goals.

Neither we nor the current management of Rhapsody America has extensive experience in managing and operating complex joint ventures of this nature, and the integration and operational activities may strain our internal resources, distract us from managing our day-to-day operations, and impact our ability to retain key employees in Rhapsody America. Under the current arrangement, the nature of our and MTVN’s contributions of services and assets to Rhapsody America required detailed cost allocation agreements that are complex to implement and manage and may result in significant costs that could adversely affect our operating results. The allocation of these support service costs is based on various measures depending on the service provided, and require significant internal resources. Many of the allocation methodologies are complicated, which may result in inaccuracies in the total charges to be billed to Rhapsody America. In addition, the variable nature of these costs to be allocated to Rhapsody America may result in fluctuations in the period-over-period results of our Music business.

Until the pending restructuring of Rhapsody America is completed, we and MTVN have certain contractual rights relating to the purchase and sale of MTVN’s membership interest in Rhapsody America that may be settled in part through the issuance of additional shares of our capital stock, which would dilute our other shareholders’ voting and economic interests in us, and may require us to pay MTVN a price that exceeds the appraised value of its proportionate interest in Rhapsody America.

Pursuant to the terms of the Rhapsody America limited liability company agreement that will remain in place until the pending restructuring of Rhapsody America is completed, we have a right to purchase from MTVN, and MTVN has a right to require us to purchase, MTVN’s membership interest in Rhapsody America. These call and put rights are exercisable upon the occurrence of certain events and during certain periods in each of 2012, 2013 and 2014 and every two years thereafter and may be settled, in part, through the issuance of shares of our capital stock, subject to specified limitations. If a portion of the purchase price for MTVN’s membership interest is payable in shares of our capital stock, such shares could represent up to 15% of the outstanding shares of our common stock immediately prior to the transaction. In addition, we may also be obligated to issue shares of our non-voting stock representing up to an additional 4.9% of the outstanding shares of our common stock immediately prior to the transaction. If we pay a portion of the purchase price for MTVN’s membership interest in shares of our common stock and non-voting stock, our other shareholders’ voting and economic interests in us will be diluted, and MTVN will become one of our significant shareholders. In certain situations, if MTVN exercises its right to require us to purchase its membership interests in Rhapsody America, we may be required to pay MTVN a price that provides a return to MTVN that is potentially significantly higher than the appraised value of MTVN’s proportionate interest in Rhapsody America, and as a result, we would pay greater than fair value to acquire MTVN’s interest.

Risks Related to Our Business in General

Our operating results are difficult to predict and may fluctuate, which may contribute to volatility in our stock price.

The trading price for our common stock has been volatile, ranging from $1.97 to $4.48 per share during the 52-week period ended December 31, 2009. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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

We plan to implement significant strategic and operational initiatives to restructure and simplify our business and operations. If we are not successful in implementing these initiatives, our stock price and business may be adversely affected, and we may not realize the anticipated benefits of these initiatives.

Our current business and operational strategy involves restructuring the operating and overhead costs of, and taking other measure to simplify, our business and operations, including separating our Music and Games businesses from our core operations. We have never before pursued initiatives to this extent and there is no assurance that our efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses, including the separated Music and Games business. In addition, restructuring activities may include implementing cost-cutting initiatives and recording non-cash charges, which could materially impact our operating results and financial condition. If we do not effectively re-align the cost structure of our remaining businesses or our proposed separation transactions are not completed, we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.

We depend upon our executive officers and key personnel, but may be unable to attract and retain them, which could significantly harm our business and results of operations.

Our success depends on the continued employment of certain executive officers and key employees. In January 2010, Rob Glaser, our founder and the only Chief Executive Officer in our history, resigned as Chief Executive Officer. Although Mr. Glaser remains the Chairman of our Board of Directors, we are now facing our first transition at the Chief Executive Officer level. We cannot provide assurance that we will effectively manage this transition, particularly in light of our proposed restructuring initiatives, which may impact our ability to retain our remaining key executive officers. The loss of the services of our key executive officers or employees could harm our business.

Our success is also dependent upon our ability to identify, attract and retain highly skilled management, technical, and sales personnel, both in our domestic operations and as we expand internationally. Qualified individuals are in high demand and competition for such qualified personnel in our industry is intense, and we may incur significant costs to retain or attract them. Our ability to attract and retain personnel may also be made more difficult by our restructuring initiatives. There can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth.

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

Acquisition-related costs and financial risks related to completed and potential future acquisitions may harm our financial position, reported operating results, or stock price. Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, amortization of acquired identifiable intangible assets and the incurrence of non-cash charges for the impairment of goodwill and other intangible assets, which are reflected in our operating expenses. New acquisitions and any potential additional future impairment of the value of purchased assets, including goodwill, could have a significant negative impact on our future operating results.

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

Our ability to compete across our businesses partly depends on the superiority, uniqueness and value of our patent portfolio and other technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. However, our efforts to protect our intellectual property rights may not assure our ownership rights in our intellectual property, protect or enhance the competitive position of our products and services or effectively prevent misappropriation of our technology. We also routinely receive challenges to our trademarks and other proprietary intellectual property that we are using in our business activities in China. As disputes regarding the validity and scope of patents or the ownership of technologies and rights associated with streaming media, digital distribution, and online businesses are common and likely to arise in the future, we may be forced to litigate to enforce or defend our patents and other intellectual property rights or to determine the validity and scope of other parties’ proprietary rights, enter into royalty or licensing agreements on unfavorable terms or redesign our product features and services. Any such dispute would likely be costly and distract our management, and the outcome of any such dispute could fail to improve our business prospects or otherwise harm our business.

From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. Currently we are investigating or litigating a variety of such pending claims, some of which are described in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Our international operations involve risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language, and cultural differences, local economic conditions, different or conflicting laws and regulations, taxes, and exchange rate fluctuations. Any of these factors could harm our operating results and financial condition. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements.

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

Our executive officers, directors and affiliated persons beneficially own more than 38% of our common stock. Robert Glaser, the Chairman of the Board, beneficially owns more than 38% of our common stock himself. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

We have adopted a shareholder rights plan, which was amended and restated in December 2008, which provides that shares of our common stock have associated preferred stock purchase rights. The exercise of these rights would make the acquisition of RealNetworks by a third-party more expensive to that party and has the effect of discouraging third parties from acquiring RealNetworks without the approval of our board of directors, which has the power to redeem these rights and prevent their exercise.

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

We lease properties primarily in the following locations that are utilized by all of our business segments, unless otherwise noted below, to house our research and development, sales and marketing, and general and administrative personnel:

	Area leased	Monthly
Location	(sq. feet)	rent	Lease expiration

Seattle, Washington	264,000	$500,000	September 2014, with an option to renew for two five-year periods
Seattle, Washington(1)	133,000	435,000	September 2010
Seoul, Republic of Korea(2)	62,000	85,000	October 2011
Reston, Virginia(2)	35,000	80,000	September 2012

(1)	In 2001, we re-evaluated our facilities requirements and as a result, decided to sublet all of this office space for the remainder of the term of our lease.

(2)	This facility is utilized only by our Technology Products and Solutions segment.

In addition, we lease smaller facilities with multi-year terms in the U.S. and foreign countries, some of which support the operations of all of our business segments while others are dedicated to a specific business segment. We also lease various other smaller facilities in the U.S. and foreign countries primarily for our sales and marketing personnel. A majority of these other leases are for a period of less than one year. We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. For additional information regarding our obligations under leases, see Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3.	Legal Proceedings

See Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this report for information regarding legal proceedings.

Item 4.	Reserved

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

	Years Ended December 31,
	2009		2008
	High	Low	High	Low

First Quarter	$3.84	$1.97	$6.58	$5.07
Second Quarter	3.12	2.23	7.61	5.82
Third Quarter	4.14	2.53	7.28	4.89
Fourth Quarter	4.48	3.21	5.12	2.93

As of January 31, 2010, there were approximately 678 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders. We have not paid any cash dividends. Payment of dividends in the future will depend on our continued earnings, financial condition and other factors.

Set forth below is a graph comparing the cumulative total return to shareholders on our common stock with the cumulative total return of the Nasdaq Composite Index and the Dow Jones U.S. Technology Index for the period beginning on December 31, 2004 and ended on December 31, 2009.

Comparison of 5 Year Cumulative Total Return Among RealNetworks, Inc.,
the NASDAQ Composite Index and the Dow Jones U.S. Technology Index

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2005	2006	2007	2008	2009

RealNetworks, Inc.	$100	$117.22	$165.26	$91.99	$53.32	$56.04
NASDAQ Composite Index	$100	$101.33	$114.01	$123.71	$73.11	$105.61
Dow Jones U.S. Technology Index	$100	$103.31	$113.75	$131.60	$75.19	$123.67

The total return on our common stock and each index assumes the value of each investment was $100 on December 31, 2004, and that all dividends were reinvested, although dividends have not been declared on our common stock. Return information is historical and not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$562,264	$604,810	$567,620	$395,261	$325,059
Cost of revenue	222,142	233,244	213,491	124,108	98,249
Impairment of deferred costs and prepaid royalties	—	19,666	—	—	—

Gross profit	340,122	351,900	354,129	271,153	226,810

Operating expenses:
Research and development	119,448	113,680	102,731	77,386	70,731
Sales and marketing	165,856	211,922	209,412	165,602	130,515
Advertising with related party	33,292	44,213	24,360	—	—
General and administrative	79,164	69,981	67,326	57,332	50,697
Impairment of goodwill and long-lived assets	175,583	192,676	—	—	—
Restructuring and other charges	4,017	6,833	3,748	—	—
Loss on excess office facilities	—	—	—	738	—

Subtotal operating expenses	577,360	639,305	407,577	301,058	251,943
Antitrust litigation (benefit) expenses, net	—	—	(60,747)	(220,410)	(422,500)

Total operating expenses (benefit)	577,360	639,305	346,830	80,648	(170,557)

Operating income (loss)	(237,238)	(287,405)	7,299	190,505	397,367
Other income, net	(2,470)	27,800	48,688	37,248	32,176

Income (loss) before income taxes	(239,708)	(259,605)	55,987	227,753	429,543
Income taxes	(3,321)	(25,828)	(27,456)	(82,537)	(117,198)

Net income (loss)	(243,029)	(285,433)	28,531	145,216	312,345
Net loss attributable to the noncontrolling interest in Rhapsody America	26,265	41,555	19,784	—	—

Net income (loss) attributable to common shareholders	$(216,764)	$(243,878)	$48,315	$145,216	$312,345

Basic net income (loss) per share available to common shareholders	$(1.64)	$(1.74)	$0.32	$0.90	$1.84
Diluted net income (loss) per share available to common shareholders	$(1.64)	$(1.74)	$0.29	$0.81	$1.70
Shares used to compute basic net income (loss) per share available to common shareholders	134,612	140,432	151,665	160,973	169,986
Shares used to compute diluted net income (loss) per share available to common shareholders	134,612	140,432	166,410	179,281	184,161

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$384,900	$370,734	$556,629	$678,920	$781,327
Working capital	278,198	266,990	351,066	584,125	710,804
Other intangible assets, net	10,650	18,727	107,677	105,109	7,337
Goodwill	—	175,264	353,153	309,122	123,330
Total assets	606,883	789,013	1,275,442	1,303,416	1,112,997
Convertible debt	—	—	100,000	100,000	100,000
Shareholders’ equity	375,811	553,558	875,104	969,766	841,733

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our revenue in 2009 was $562.3 million, a 7% decline, compared with 2008. In response to the decline in revenue, we reduced our research and development, sales and marketing, and general and administrative expenses, collectively, by 8%, primarily through reductions in headcount, marketing expenses and number of facilities and renegotiation of vendor contracts. As a result, we ended the year with an increase of $14 million in cash, cash equivalents and short term investments over 2008.

The global economic slowdown adversely affected our business in 2009 as consumers reduced their spending on discretionary items, such as our digital entertainment products and services, and businesses reduced their investment in technology and online advertising. The economic downturn caused declines in consumer access to credit, fluctuations in foreign exchange rates, declines in the value of assets and increased liquidity risks, all of which adversely affected our business, financial condition and results of operations. Weakness in online advertising purchases by companies affected advertising revenue in all of our consumer businesses.

Our TPS business was slightly less affected by the global recession than our consumer businesses due to the multiyear contractual duration of the SaaS services we provide to mobile carriers. However, reported revenue declined principally due to foreign exchange rate changes. During the year, we signed a number of new business contracts, both with new mobile carrier customers and with existing partners to provide additional SaaS services. We believe that our competitiveness in the mobile carrier SaaS business was enhanced by our strong balance sheet compared with some of our competitors, as well as by the breadth of offerings we are able to bring to the carriers as a single provider. During 2009, sales of media player licenses to handset manufacturers and licenses of our Helix server software declined as a result of lower mobile handset sales to consumers and the reduction in technology investment by companies, government and educational institutions.

In our MSS segment, subscription revenue in our SuperPass business continued to decline. We also renegotiated an agreement with a major partner thereby maintaining our revenue from the distribution of third-party products, which is a significant and profitable revenue stream for us. We also introduced a new version of our RealPlayer media player software that increased the number of opportunities to offer partner downloads. In addition, we incurred significantly higher product development and litigation costs within our MSS segment in 2009 compared with 2008.

In our Games segment, some of our competitors increased their focus on games that are inexpensive to produce, which put pressure on prices for downloadable and online games. We sold more games in 2009 than in previous years, but we lowered prices of our downloadable games in response to competitive pressure, resulting in lower revenue from sales of games licenses. Our new Games subscription offering, called FunPass, drew an increased number of subscribers, but subscription revenue increases were not large enough to make up for the declines in license sales and advertising revenue. Our Games segment also made progress in integrating the acquisitions of the past five years and in consolidating the RealArcade and GameHouse platforms to reduce costs and simplify the business in the U.S.

In our Music segment, revenue for the year was flat despite the fact that competition increased in the form of new and increased awareness and popularity of advertising-supported free music offerings and lower-priced subscription offerings. Meanwhile, royalty rates we paid to the music labels did not decline to reflect the lower-price environment, significantly limiting our ability to lower our prices. In addition, the slowdown in purchases of mobile handsets by consumers reduced the number of new sign-ups for our subscription music services through our partner Verizon Wireless. In response, our Music segment reduced people and marketing-related costs significantly in the year. In addition, we introduced Rhapsody music applications for the iPhone and Android-based devices to increase distribution and marketing opportunities in the future.

The following table sets forth certain financial data for the periods indicated as a percentage of total net revenue:

	Years Ended December 31,
	2009	2008	2007

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	39.5	38.6	37.6
Impairment of deferred costs and prepaid royalties	—	3.2	—

Gross profit	60.5	58.2	62.4
Operating expenses:
Research and development	21.3	18.8	18.1
Sales and marketing	29.5	35.0	36.9
Advertising with related party	5.9	7.3	4.3
General and administrative	14.1	11.6	11.9
Impairment of goodwill and long-lived assets	31.2	31.9	—
Restructuring and other charges	0.7	1.1	0.6

Subtotal operating expenses	102.7	105.7	71.8
Antitrust litigation benefit, net	—	—	(10.7)

Total operating expenses	102.7	105.7	61.1

Operating income (loss)	(42.2)	(47.5)	1.3
Other income (expense), net	(0.5)	4.6	8.5

Income (loss) before income taxes	(42.7)	(42.9)	9.8
Income taxes	(0.6)	(4.3)	(4.8)

Net income (loss)	(43.3)	(47.2)	5.0
Net loss attributable to the noncontrolling interest in Rhapsody America	4.7	6.9	3.5

Net income (loss) attributable to common shareholders	(38.6)%	(40.3)%	8.5%

For 2010, our businesses may continue to be affected by reduced consumer spending and a softness in the global economy. In addition, we intend to focus in 2010 on implementing strategic initiatives that include the separation of our Music and Games businesses, which is described in Item 1 of this report under “Overview.” Following the completion of the restructuring of Rhapsody America, which is expected to occur at the end of the first quarter of 2010, we expect we will no longer consolidate Rhapsody America’s financial results with our consolidated financial statements, which will result in lower overall reported revenue. In conjunction with the separation of our Music and Games businesses, we expect to reduce our overall operating costs and potentially to record cash and non-cash charges associated with restructuring. Whether and to what extent we realize any benefits from the separation of our Music and Games businesses or from rationalizing our operating cost structure following the separation of these businesses are subject to risks that are described in

Item 1A of this report under Risks Related to our Media Software and Services, Games and Music Businesses and Risks Related to Our Business in General.

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

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Physical products are considered delivered to the customer once they have been shipped and title and risk of loss have been transferred. For online sales, the products or services are considered delivered at the time the product or services are made available, digitally, to the end user.

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

In our direct to consumer business segments, which include Music, Games and MSS, we derive revenue through (1) subscriptions, (2) sales of content downloads, software and licenses and (3) the sale of advertising and the distribution of third-party products on our websites and in our games.

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

Our business-to-business TPS segment generates revenue by providing services that enable wireless carriers to deliver audio and video content to their customers and through sales of software licenses and products and related support and other services.

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

Estimating Music Publishing Rights and Music Royalty Accruals.  We must make estimates of amounts owed related to our music publishing rights and music royalties for our domestic and international music services. Material differences may impact the amount and timing of our expense for any period if management made different judgments or utilized different estimates. Under copyright law, we may be required to pay licensing fees for digital sound recordings and compositions we deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to the current or historic sales of our digital music offerings. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While we base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.

Estimating Recoverability of Deferred Costs.  We defer costs on projects for service revenue and system sales. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties.

We recognize such costs as a component of cost of goods sold in accordance with our revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized ratably over the term of the contract, costs are recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, we review deferred costs to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

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

Noncontrolling Interests.  We record noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest partners in the consolidated statement of operations. Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow our historical disclosure only policy for the redemption feature. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Noncontrolling interest expense (benefit) is included within the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2009, and 2008, our noncontrolling interests solely related to redeemable noncontrolling interest in Rhapsody America. See Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the redeemable noncontrolling interest treatment.

Accounting for Gains on Sale of Subsidiary Stock.  Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) which was primarily codified into FASB ASC 810 — Consolidation (ASC 810). Current guidance requires the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary to be recorded as equity transactions. We elected to recognize any such gain in our consolidated statement of operations prior to January 1, 2009 as was allowable under generally accepted accounting principles in place at that time if certain recognition criteria were met.

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

Each reporting period we must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefit in the statement of operations and comprehensive income. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our investments and other assets.

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

Revenue by Segment

Revenue by segment is as follows (dollars in thousands):

		% Total		% Total		% Total
		Net		Net		Net	2009-2008	2008-2007
	2009	Revenue	2008	Revenue	2007	Revenue	Change	Change

TPS
License	$20,770		$25,084		$18,893		(17)%	33%
Service	170,715		181,483		187,750		(6)	(3)

Total net revenue	$191,485	34%	$206,567	34%	$206,643	36%	(7)%	0%

MSS
License	$7,851		$7,681		$4,308		2%	78%
Service
Subscriptions	41,880		56,113		63,408		(25)	(12)
Advertising and other	37,357		39,079		35,632		(4)	10

Total service revenue	79,237		95,192		99,040		(17)	(4)

Total net revenue	$87,088	15%	$102,873	17%	$103,348	18%	(15)%	0%

Games
License	$52,027		$60,342		$48,633		(14)%	24%
Service
Subscriptions	45,371		44,220		34,255		3	29
Advertising and other	25,426		30,087		25,615		(15)	17

Total service revenue	70,797		74,307		59,870		(5)	24

Total net revenue	$122,824	22%	$134,649	22%	$108,503	19%	(9)%	24%

Music
License	$20,348		$20,883		$20,884		(3)%	0%
Service
Subscriptions	128,833		126,148		115,254		2	9
Advertising and other	11,686		13,690		12,988		(15)	5

Total service revenue	140,519		139,838		128,242		0	9

Total net revenue	$160,867	29%	$160,721	27%	$149,126	26%	0%	8%

Total net revenue
License	$100,996		$113,990		$92,718		(11)%	23%
Service	461,268		490,820		474,902		(6)	3

Total net revenue	$562,264	100%	$604,810	100%	$567,620	100%	(7)%	7%

Technology Products and Solutions.  TPS license revenue is derived from the sales of Helix system software and related authoring and publishing tools, OEM licenses installed on mobile platforms, and messaging gateways. TPS service revenue is derived from the sale of support and maintenance services related to our Helix license sales, sale of products and SaaS offerings that enable communications businesses to distribute digital media content to PCs, mobile phones, and other non-PC devices. SaaS revenue comprises revenue from sales of RBT, MOD, VOD, and inter-carrier messaging services, primarily sold to wireless carriers.

Total TPS revenue declined $15.1 million, or 7%, in the year ended December 31, 2009, compared with the year-earlier period. This decline was primarily due to a decline in services revenue from our SaaS offerings and sales of our Helix system services of approximately $8.7 million and $3.7 million, respectively. Also contributing to the overall decline was a decrease in sales of our Helix system licenses of $3.8 million. These declines reflect the increase in the value of the U.S. dollar against the Korean won negatively that affected TPS revenue in 2009 by approximately $11.3 million in aggregate across our revenue streams, including our Helix system and SaaS services sales. No other single factor contributed materially to the change in total TPS revenue during 2009.

Overall, TPS revenue was materially unchanged during the year ended December 31, 2008, compared with the year-earlier period. The change during the year was due primarily to a decrease in systems integration service revenue of approximately $17.0 million, offset by an increase in service revenue from SaaS offerings provided to wireless carriers of approximately $18.7 million during the year. We de-emphasized our systems integration business in 2008, including sales of business integration services to SK Telecom, primarily because it has lower margins and does not generate consistent recurring revenue, which does not fit our current business model. As a result, we experienced a decline in systems integration revenue during the year due primarily to a decline in sales of our lower-margin systems integration services to SK Telecom. The increase in revenue from our SaaS offerings was primarily due to increased usage and numbers of users of the services we provide. No other single factor contributed materially to the change during the period. The increase in the value of the U.S. dollar against the Korean won negatively affected 2008 revenue by approximately $8.2 million.

Media Software and Services.  MSS license revenue primarily includes revenue from sales of RealPlayer Plus and related products. MSS service revenue primarily includes revenue from sales of our SuperPass premium subscription service, distribution of third-party software products, and all advertising other than that related directly to our Music and Games businesses.

Total MSS revenue declined $15.8 million, or 15%, during the year ended December 31, 2009, compared with the year-earlier period. During the year there was a 25% decline in revenue from our subscription services to $41.9 million compared with $56.1 million in the year-earlier period driven primarily by a decrease in the number of subscribers to our SuperPass premium subscription service. No other single factor contributed materially to the change in total MSS revenue during the period.

MSS revenue was materially unchanged during the year ended December 31, 2008, compared with the year-earlier period. The slight decrease was due primarily to a decline of subscribers to, and related revenue from, our SuperPass subscription service totaling approximately $6.5 million. The decrease in revenue related to our SuperPass subscription service was primarily due to a shift in our marketing and promotional efforts towards our Music and Games businesses which we believed at the time represented a greater growth opportunity for us. The decrease was offset by an increase of approximately $3.4 million in advertising and other revenue generated from the distribution of third-party products related to our campaign to encourage consumers to upgrade to our RealPlayer 11 media player software. No other single factor contributed materially to the change during the period.

Games.  Games license revenue primarily includes revenue from the sale of individual games on our websites RealArcade.com, GameHouse.com and Zylom.com; the sale of games through syndication on partner sites; and sales of games through wireless carriers. Games service revenue primarily includes revenue from the sales of games subscription services and advertising through our games websites.

Total Games revenue decreased $11.8 million, or 9%, during the year ended December 31, 2009, compared with the year-earlier period. License revenue from sales of games declined 14% to $52.0 million in 2009 from $60.3 million in 2008, largely due to competitive pressures causing us to lower our average sales prices for games sold on our websites. Games revenue from advertising decreased 15% to $25.4 million in 2009, from $30.1 million in the year-earlier period due to a decline in demand for online advertising. No other single factor contributed materially to the change in total Games revenue during the period.

Games revenue increased $26.1 million, or 24%, during the year ended December 31, 2008, compared with the year-earlier period. Revenue associated with our Trymedia acquisition, which was consummated on April 1, 2008, accounted for approximately $11.7 million of the increase during the year ended December 31,

2008. Increases in subscription revenue accounted for approximately $8.2 million of the increase during the year ended December 31, 2008. Increases in the number of subscribers to our games subscription services accounted for a significant portion of the increase in subscription revenue for the year ended December 31, 2008. Revenue associated with the distribution of third-party products increased approximately $3.1 million during the year ended December 31, 2008, due primarily to an increased focus on the distribution of these products. Growth in revenue from sales of individual games accounted for $3.0 million of the increase for the year ended December 31, 2008. No other single factor contributed materially to the change during the period.

Music.  Music license revenue primarily includes revenue from sales of digital music content through our MP3 music store. Music service revenue primarily includes revenue from our Rhapsody and RadioPass subscription services, and advertising from our music websites.

During the year ended December 31, 2009, total Music revenue was materially unchanged from the year-earlier period. Revenue from our subscription music services rose 2%, to $128.8 million, in the year ended December 31, 2009, compared with $126.1 million in the year-earlier period. Subscription revenue growth was primarily driven by an increase in average number of subscribers during the year primarily from the launch of the Rhapsody service with Verizon Wireless in the middle of 2008. While the average number of subscribers in 2009 increased over 2008, we experienced a sequential decline in the average number of subscribers during 2009. The increase in total Music revenue was offset by a decline in advertising revenue of 15% to $11.7 million from $13.7 million due to a reduction in demand for online advertising and in sponsorship revenue. No other single factor contributed materially to the change in total Music revenue during the period.

Music revenue increased $11.6 million, or 8%, during the year ended December 31, 2008, compared with the year-earlier period. Growth in revenue from our Rhapsody subscription music service accounted for $17.6 million of the increase for the year ended December 31, 2008. Subscriber and related revenue growth were primarily driven by our launch of a new distribution channel with Verizon Wireless and the one-time migration of Yahoo! Music Unlimited subscribers who chose to convert to our Rhapsody music service. An increase in the number of digital music tracks sold during the year ended December 31, 2008 contributed approximately $1.2 million to the increase in license revenue. The increase in sales of digital music tracks was due primarily to the launch of Rhapsody America’s new MP3 music store on June 30, 2008. These increases were offset by a decline in revenue from our RadioPass music subscription services of approximately $5.5 million for the year ended December 31, 2008 due primarily to a decline in subscribers to these services. No other single factor contributed materially to the change during the period.

Geographic Revenue

Revenue by region is as follows (dollars in thousands):

	2009	Change	2008	Change	2007

United States	$374,283	(7)%	$403,799	12%	$360,676
Europe	96,146	(10)	107,223	27	84,368
Rest of the World	91,835	(2)	93,788	(23)	122,576

Total	$562,264	(7)%	$604,810	7%	$567,620

Revenue in the U.S. declined $29.5 million, or 7%, for the year ended December 31, 2009, compared with the year-earlier period. This decrease was due primarily to a reduction in revenue generated from our SuperPass subscription services as well as advertising and related revenue across our consumer businesses of approximately $11.9 million and $9.3 million, respectively. Revenue in the U.S. also decreased from declines in the sales of our individual games and royalties received from our Helix system sales of approximately $8.0 million and $5.1 million, respectively. These decreases were partially offset by increases in Music subscription revenue of approximately $8.4 million. See the sections “Revenue by Segment — Media Software and Services”, “Revenue by Segment — Games” and “Revenue by Segment — Music” above for further discussion of these changes.

Revenue in the U.S. increased by $43.1 million, or 12%, for the year ended December 31, 2008 compared with the year-earlier period. The increase was due primarily to growth in our Games and TPS businesses, including the acquisition of Trymedia in April 2008. Trymedia contributed approximately $11.7 million of the increase during the year ended December 31, 2008. The growth in our TPS business was due primarily to increased subscribers and increased usage of our SaaS offerings to wireless carriers that accounted for approximately $24.5 million of the revenue increase in the U.S. during the year ended December 31, 2008. See the sections “Revenue by Segment — Technology Products and Solutions” and “Revenue by Segment — Games” above for further discussion of these changes.

Revenue in Europe decreased $11.1 million, or 10%, in the year ended December 31, 2009, compared with the year-earlier period. The decrease was due primarily to a decline in revenue derived from minimum revenue guarantees associated with a SaaS customer contract of approximately $10.6 million during the year ended December 31, 2009. Foreign currency fluctuations of the U.S. dollar against the euro negatively affected 2009 revenue in Europe by approximately $3.5 million.

Revenue in Europe increased $22.9 million, or 27%, in the year ended December 31, 2008, compared with the year-earlier period. The increase was due primarily to the continued growth of our Games and TPS businesses in Europe. The growth in our Games business was due primarily to increased subscription revenue of approximately $4.3 million in Europe during the year ended December 31, 2008. The growth in our TPS business was due primarily to increased subscribers and increased usage of our SaaS offerings to wireless carriers that accounted for approximately $10.2 million of the revenue increase in Europe during the year ended December 31, 2008. See the sections “Revenue by Segment — Technology Products and Solutions” and “Revenue by Segment — Games” above for further discussion of these changes.

Revenue in the rest of world declined $2.0 million, or 2%, in the year ended December 31, 2009, compared with the year-earlier period. This decrease was due primarily to reduced revenue from sales of our Helix server and from our SaaS offerings of approximately $2.8 million and $3.1 million, respectively. These declines were partially offset by an increase in revenue generated from OEM licensing installed on mobile platforms of approximately $4.5 million. Foreign currency fluctuations of the U.S. dollar against the Korean won negatively affected 2009 revenue in the rest of the world by approximately $11.3 million. See the section “Revenue by Segment -Technology Products and Solutions” above for further discussion of these changes.

Revenue in the rest of world declined $28.8 million, or 23%, in the year ended December 31, 2008, compared with the year-earlier period. The decline was primarily within our TPS business and was due primarily to a decline in subscribers and reduced usage of our SaaS offerings to wireless carriers in Korea that accounted for approximately $16.1 million, as well as a decline within our systems integration revenue business of approximately $15.3 million during the year ended December 31, 2008. We de-emphasized our systems integration business, including sales of business integration services to SK Telecom, because it has lower margins and does not generate consistent recurring revenue, which does not fit our current business model. The rise in the value of the U.S. dollar against the Korean won negatively affected 2008 revenue in the rest of the world by approximately $8.2 million.

Cost of Revenue by Segment

Cost of revenue by segment is as follows (dollars in thousands):

		% of		% of		% of
		Segment		Segment		Segment	2009-2008	2008-2007
	2009	Revenue	2008	Revenue	2007	Revenue	Change	Change

TPS
License	$426		$1,206		$2,434		(65)%	(50)%
Service	75,461		95,457		89,755		(21)	6

Total cost of revenue	$75,887	40%	$96,663	47%	$92,189	45%	(21)%	5%

MSS
License	$2,802		$3,083		$2,247		(9)%	37%
Service	11,302		13,338		11,769		(15)	13

Total cost of revenue	$14,104	16%	$16,421	16%	$14,016	14%	(14)%	17%

Games
License	$18,141		$29,751		$14,088		(39)%	111%
Service	15,353		18,008		11,736		(15)	53

Total cost of revenue	$33,494	27%	$47,759	35%	$25,824	24%	(30)%	85%

Music
License	$14,481		$16,057		$16,158		(10)%	(1)%
Service	84,176		76,010		65,304		11	16

Total cost of revenue	$98,657	61%	$92,067	57%	$81,462	55%	7%	13%

Total cost of revenue
License	$35,850		$50,097		$34,927		(28)%	43%
Service	186,292		202,813		178,564		(8)	14

Total cost of revenue	$222,142	40%	$252,910	42%	$213,491	38%	(12)%	18%

Cost of Technology Products and Solutions.  Cost of TPS license revenue includes amounts paid for licensed technology and costs of product media. Cost of TPS service revenue includes fees paid to mobile service carriers and third-party vendors for order fulfillment, cost of personnel providing support and consulting services, and expenses incurred in providing our SaaS hosting services.

Cost of TPS revenue decreased $20.8 million, or 21%, during the year ended December 31, 2009, compared with the year earlier period. Cost of service revenue comprised the majority of the decrease in 2009. The decrease in cost of service revenue was due primarily to impairments of deferred project costs that were taken in 2008 of $10.8 million. See the section “Impairment of Deferred Costs and Prepaid Royalties” below for further discussion of these impairments. Also contributing to the decrease in cost of service revenue was a reduction in personnel and related costs of approximately $5.2 million due to lower average headcount. A reduction in intangible asset amortization of approximately $3.8 million associated with impairments taken in the fourth quarter of 2008 also contributed to the decrease of cost of service revenue in 2009. No other single factor contributed materially to the change during the period. Cost of TPS revenue as a percentage of TPS revenue for the year ended December 31, 2009, decreased primarily as a result of the reduced amortization expense on intangible assets because of the impairments recorded in 2008.

Cost of TPS revenue increased $4.5 million, or 5%, during the year ended December 31, 2008, compared with the year earlier period. Cost of service revenue increased due to an increase in cost of revenue from SaaS offerings provided to wireless carriers of approximately $6.4 million during the year ended December 31, 2008, primarily from increased usage and users of the services we provide. In addition, a charge of $10.8 million was recorded related to the impairment of certain deferred costs. See the section “Impairment of Deferred Costs and Prepaid Royalties” below for more information. This increase was partially offset by a decline in cost of service revenue primarily due to decreased costs associated with system integration revenue of approximately $11.9 million. No other single factor contributed materially to the changes during the period. Cost of TPS revenue as a percentage of TPS revenue for the year ended December 31, 2008, increased primarily as a result of the impairments recorded in 2008.

Cost of Media Software and Services Revenue.  Cost of MSS license revenue consists primarily of amounts paid for licensed technology and fees paid to third-party vendors. Cost of MSS service revenue consists primarily of cost of royalties and delivery of content included in our SuperPass subscription service offerings, and fees paid to third-party vendors for support services.

Cost of MSS revenue declined $2.3 million, or 14%, for the year ended December 31, 2009, compared with the year-earlier period. Content costs for our SuperPass subscription service product were higher in the prior year primarily as a result of the additional content costs associated with a special run of CBS’s Big Brother program, which accounted for materially all of the decline in cost of MSS revenue.

Cost of MSS revenue increased $2.4 million, or 17%, for the year ended December 31, 2008, compared with the year-earlier period. Content costs for our SuperPass subscription service product were higher in 2008 primarily as a result of the additional content costs associated with a special run of CBS’s Big Brother program, which accounted for materially all of the increase in cost of MSS revenue.

Cost of Games Revenue.  Cost of Games license revenue consists primarily of royalties paid on sales of games. Cost of Games service revenue consists primarily of costs incurred to provide our subscription service offerings and fees paid to third-party vendors for support services.

Cost of Games revenue decreased $14.3 million, or 30%, during the year ended December 31, 2009, compared with the year-earlier period. Cost of Games revenue decreased primarily due to the impairments of certain prepaid license royalties recorded in 2008 of $7.8 million. See “Impairment of Deferred Costs and Prepaid Royalties” below for more information. A decline in royalty costs in proportion to royalty revenue accounted for substantially all of the remaining decline in cost of Games revenue during the period. Cost of Games revenue as a percentage of Games revenue for the year ended December 31, 2008, was negatively impacted by the impairments recognized in 2008.

Cost of Games revenue increased $21.9 million, or 85%, during the year ended December 31, 2008, compared with the year-earlier period. We recorded $7.8 million in charges related to the impairment of certain prepaid license royalties in 2008. See “Impairment of Deferred Costs and Prepaid Royalties” below for more information. In addition, cost of revenue associated with the operations of Trymedia (acquired in April 2008) accounted for approximately $7.1 million of the increase in cost of license revenue. Cost of service revenue also increased by approximately $2.1 million due to subscriber growth. Cost of Games revenue as a percentage of Games revenue for the year ended December 31, 2008, was negatively impacted by the impairments recognized, as well as the operations of Trymedia because Trymedia’s gross margins are generally lower than our historical Games gross margins.

Cost of Music Revenue.  Cost of Music license revenue consists primarily of cost of royalties paid on sales of music tracks and hardware devices and accessories. Cost of Music service revenue consists primarily of cost of content and delivery of the content included in our music subscription service offerings and fees paid to third-party vendors for support services.

During the year ended December 31, 2009, cost of Music revenue increased $6.6 million, or 7%, compared with the year-earlier period. The increase was primarily due to the increased average number of subscribers to our Rhapsody music services during 2009, compared with the year-earlier period, resulting in increased service content costs of approximately $6.1 million. No other single factor contributed materially to the change during the period. Cost of Music revenue as a percentage of Music revenue increased due to a shift in revenue to lower margin subscription services.

Cost of Music revenue increased $10.6 million, or 13%, during the year ended December 31, 2008 compared with the year-earlier period. Additional subscribers to our music subscription services were primarily responsible for increased content service costs, including royalty payments, of approximately $8.7 million. In addition to the increased content costs, a charge of $1.0 million was recorded related to the impairment of certain prepaid royalties. See “Impairment of Deferred Costs and Prepaid Royalties” below for more information. The impairments recognized were the primary cause of the increase of cost of Music revenue as a percentage of Music revenue for the year ended December 31, 2008. No other single factor contributed materially to the change during the period.

Impairment of Deferred Costs and Prepaid Royalties

We assess the recovery of all deferred project costs and any royalty advances paid to content providers on a quarterly basis. As of December 31, 2008, we determined that the total estimated costs associated with certain projects exceeded the total estimated revenues expected to be recognized on those projects. As a result, we impaired approximately $10.8 million in deferred project costs. In addition, we assessed the recovery of recoupable royalty advances paid to certain content providers. As of December 31, 2008, we determined that approximately $8.8 million in royalty advances was not recoverable and therefore charged to expense. The total impairment of deferred costs and prepaid royalties was mentioned throughout the section above entitled “Cost of Revenue by Segment.” See Note 7 of Notes to Consolidated Financial Statements included in Item 8 of this report for more information. No such charges existed in 2009 or 2007.

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

	2009	Change	2008	Change	2007

Research and development	$119,448	5%	$113,680	11%	$102,731
As a percentage of total net revenue	21%		19%		18%

Research and development expenses, including non-cash stock-based compensation, increased $5.8 million, or 5%, in 2009. This increase was primarily due to an increase in research and development personnel and related costs of approximately $2.4 million as a result of an increase in average headcount. No other single factor contributed materially to these changes during the period. The increase in research and development expenses as a percentage of total net revenue from 19% in 2008 to 21% in 2009 is due primarily to our decision to continue to invest in the development of our products despite a decline in total net revenue.

Research and development expenses, including non-cash stock-based compensation, increased $10.9 million, or 11%, in 2008. The increase was due primarily to personnel and related costs from our acquisition of Trymedia (acquired in April 2008) and the inclusion of a full year of expenses from our acquisition of Game Trust (acquired in October 2007). Trymedia accounted for approximately $3.4 million of the increased costs and Game Trust added approximately $2.8 million to the increase over 2007. In addition, increases in costs related to temporary employees contributed an additional $2.3 million to research and development expenses as compared with 2007. No other single factor contributed materially to the increase in costs during this period.

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

	2009	Change	2008	Change	2007

Sales and marketing	$165,856	(22)%	$211,922	1%	$209,412
As a percentage of total net revenue	29%		35%		37%

Sales and marketing expenses, including non-cash stock-based compensation, decreased $46.1 million, or 22%, in the year ended December 31, 2009 compared with the year-earlier period. The decrease was primarily due to cost reduction efforts including a decrease in sales and marketing headcount and marketing expenses and closing a number of office locations worldwide. The reduction in personnel and related costs resulted in a decline of approximately $19.0 million in sales and marketing expenses, and the decrease in marketing and other professional services expenses reduced costs by an additional $16.7 million during the year ended December 31, 2009 compared with the year-earlier period. Further contributing to the decrease were lower costs associated with the amortization of intangibles of approximately $7.8 million during the year ended December 31, 2009, due to impairment costs taken in the fourth quarter of 2008. The decrease in sales and marketing expenses as a percentage of total net revenue from 35% in 2008 to 29% in 2009 is due to the reductions mentioned above exceeding the decline in revenue. No other single factor contributed materially to these changes during the period.

Sales and marketing expenses, including non-cash stock-based compensation, increased $2.5 million, or 1%, in the year ended December 31, 2008 compared with the year-earlier period primarily due to $10.0 million spent to promote Rhapsody America’s new MP3 music store and the Rhapsody subscription music service during the year, as well as $4.1 million in increased personnel and related costs from our acquisition of Trymedia (acquired in April 2008) and the inclusion of a full year of expenses from our acquisition of Game Trust (acquired in October 2007). These increases were offset by reduced personnel and related costs of approximately $11.2 million arising from a reduction in sales and marketing headcount. The decrease in sales and marketing expenses as a percentage of total net revenue from 37% in 2007 to 35% in 2008 is due primarily to a higher growth in total net revenue. No other single factor contributed materially to these changes during the period.

Advertising with Related Party

On August 20, 2007, RealNetworks and MTVN jointly created Rhapsody America. MTVN owns 49% of Rhapsody America. Under the joint venture agreement, as amended, Rhapsody America is obligated to purchase $213.8 million in advertising and related integrated marketing on MTVN cable channels over the term of the agreement. During 2009, 2008 and 2007, Rhapsody America spent $33.3 million, $44.2 million and $24.4 million, respectively, in advertising with MTVN.

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and year-over-year changes are as follows (dollars in thousands):

	2009	Change	2008	Change	2007

General and administrative	$79,164	13%	$69,981	4%	$67,326
As a percentage of total net revenue	14%		12%		12%

General and administrative expenses, including non-cash stock-based compensation, increased $9.2 million, or 13%, in the year ended December 31, 2009 compared with the year-earlier period. The increased expenses for 2009 were primarily due to increases in legal and other professional services expenses of approximately $14.0 million partially offset by a reduction in personnel and related costs of approximately $2.1 million. A majority of the increase in legal and professional fees was a result of the VeriSign arbitration and RealDVD lawsuits. No other single factor contributed materially to the increases during the periods.

General and administrative expenses, including non-cash stock-based compensation, increased $2.7 million, or 4%, in the year ended December 31, 2008 compared with the year-earlier period primarily due to an increase in professional service expenses totaling $2.4 million. No other single factor contributed materially to the increase during the period.

Impairment of Goodwill and Long-Lived Assets

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

We determined that a triggering event had occurred during the quarter ended June 30, 2009, warranting an interim impairment analysis of goodwill. During the impairment analysis, we concluded that the implied fair value of goodwill was zero for each of our reporting units. As a result, the Music, TPS, Games, and MSS reporting units recorded impairments of $37.0 million, $50.5 million, $41.2 million and $46.8 million, respectively, during the quarter ended June 30, 2009. No other impairments of goodwill and long-lived assets were recorded in 2009.

As part of our annual goodwill impairment testing during the quarter ended December 31, 2008, we determined that the carrying value for our Games and TPS reporting units exceeded their respective fair values, indicating that goodwill within each reporting unit was potentially impaired. No impairments were indicated under the first step for our Music and MSS reporting units. As required, we initiated the second step of the goodwill impairment test for our Games and TPS reporting units. We determined that the implied fair value of goodwill for our TPS and Games reporting units was less than the carrying value by approximately $97.0 million and $38.1 million, respectively, which was recorded as an impairment of goodwill during the quarter ended December 31, 2008. No impairments were recognized in the year ended December 31, 2007.

We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amount of an asset is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future discounted cash flows. The impairment analysis is based on significant assumptions of future results made by management, including operating and cash flow projections. We determined that the net book value related to certain intangible assets exceeded the fair value attributable to such intangible assets as of December 31, 2008. As a result, we recorded charges of $57.6 million as impairments of long-lived assets within our consolidated statements of operations and comprehensive income in 2008. No such impairments were recognized in either 2009 or 2007.

The impairment analysis for goodwill and long-lived assets is based on significant assumptions of future results made by management, including revenue and cash flow projections. Significant or sustained declines in future revenue or cash flows, or adverse changes in our business climate, among other factors, could result in the need to perform an impairment analysis under SFAS No. 142 and 144 (ASC 350 and 360, respectively) in future periods. We cannot accurately predict the amount and timing of any impairment of goodwill or long-lived assets. Should the value of our goodwill or long-lived assets become impaired, we would record the appropriate charge, which could have an adverse effect on our financial condition and results of operations.

Restructuring and Other Charges

During the year ended December 31, 2009, we recorded restructuring and other charges of $4.0 million. These charges were a result of workforce reductions. Severance charges accounted for a majority of the 2009 amount recorded.

During the year ended December 31, 2008, we recorded restructuring and other charges of $6.8 million. Included in this charge was $4.0 million in severance costs resulting from workforce reductions as well as a charge of $2.8 million related to the write-down of capitalized transaction-related costs associated with our plan to separate our Games business from our company.

During the year ended December 31, 2007, we recorded a restructuring charge of $3.7 million, primarily related to severance payments. These charges were a result of workforce reductions and other realized synergies among our recent acquisitions. Severance charges accounted for the majority of the 2007 amount recorded.

Loss on Excess Office Facilities

The accrued loss of $3.2 million for estimated future losses on excess office facilities located near our corporate headquarters in Seattle, Washington at December 31, 2009, is shown net of expected future sublease income of $2.1 million, which was committed under sublease contracts at the time of the estimate. We regularly evaluate the market for office space in the cities where we have operations. If the market for such space declines further in future periods, we may have to revise our estimates further, which may result in additional losses on excess office facilities.

Antitrust Litigation Benefit, net

Antitrust litigation benefit, net of $60.7 million for the year ended December 31, 2007, consists of settlement income, legal fees, personnel costs, communications, equipment, technology and other professional services costs incurred directly attributable to our antitrust case against Microsoft, as well as our participation in various international antitrust proceedings against Microsoft, including the European Union. On October 11, 2005, we entered into a settlement agreement with Microsoft pursuant to which we agreed to settle all antitrust disputes worldwide with Microsoft, including the U.S. litigation. The 2007 antitrust litigation benefit, net reflects the impact of $61.1 million in payments and other consideration received from Microsoft under the settlement and commercial agreements with Microsoft. At December 31, 2007, all amounts due from Microsoft under the settlement agreement have been received. As a result, no antitrust litigation benefit, net was recorded during 2009 or 2008.

Other Income, Net

Other income, net consists primarily of interest income on our cash, cash equivalents and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt; gain related to the sale of certain of our equity investments; equity in net income (loss) of investments; minority interest in Rhapsody America; gain from the sales of interest in Rhapsody America; and impairment of certain equity investments. Other income, net and year-over-year changes are as follows (dollars in thousands):

	2009	Change	2008	Change	2007

Interest income, net	$3,969	(70)%	$13,453	(56)%	$30,874
Gain on sale of equity investments	688	228	210	114	98
Equity in net income (loss) of investments	(1,313)	89	(695)	58	(440)
Impairment of equity investments	(5,020)	n/a	—	n/a	—
Gain on sale of interest in Rhapsody America	—	n/a	14,502	(12)	16,410
Other income (expenses)	(794)	(341)	330	(81)	1,746

Other income, net	$(2,470)	(109)%	$27,800	(43)%	$48,688

Other income, net decreased during 2009 due primarily to lower average interest rates from our investments and a lower average balance of cash and investments, an impairment of one of our equity method investments, and a change in accounting that resulted in no longer recording a gain on the sale of a noncontrolling interest in Rhapsody America. See Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this report.

Other income, net decreased during 2008 due primarily to lower average interest rates from our investments and a lower average balance of cash and investments, as well as a decrease in the gain on sale of interest in Rhapsody America.

Income Taxes

During the years ended December 31, 2009, 2008, and 2007, we recognized income tax expense of $3.3 million, $25.8 million, and $27.5 million, respectively, related to U.S. and foreign income taxes. The decrease of $22.5 million in tax expense from the year ended December 31, 2008, to 2009 was primarily due to the smaller increase in valuation allowance in 2009 compared to 2008. The decrease of $1.7 million in tax expense from the year ended December 31, 2007, to 2008 was primarily due to the impairments of long-lived assets, deferred costs and prepaid royalties incurred in 2008 as well as the change in income generated from the Microsoft settlement offset by an increase in tax expense due to the change in the valuation allowance. We assess the likelihood that our deferred tax assets will be recovered. In making this assessment, many factors are considered including the current economic climate, our expectations of future taxable income, our ability to project such income, and the appreciation of our investments and other assets. As of December 31, 2009, we have a valuation allowance of $101.0 million. The net change in valuation allowance since December 31, 2008, was $10.0 million primarily due to the current economic environment in which we are not certain about our ability to recognize deferred tax assets.

Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance to us.

Effective January 1, 2009, we adopted, FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP No. 142-3) which was primarily codified into FASB ASC 350, Intangibles — Goodwill and Other (ASC 350). The current guidance amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The current guidance also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on our consolidated results of operations or financial condition as of, and for the year ended December 31, 2009.

Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) which was primarily codified into FASB Accounting Standards Codification (ASC) 805,

Business Combinations (ASC 805). Under current guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The current guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of the current guidance, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through goodwill. The adoption of the current guidance had no impact on our consolidated financial statement as of and for the year ended December 31, 2009.

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) which was primarily codified into FASB ASC 810 — Consolidation (ASC 810). This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on our previously reported financial position or results of operations. Refer to Note 3 and Net Income Per Share section of Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this report for additional information on the adoption.

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

Liquidity and Capital Resources

The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	December 31,
	2009	2008

Working capital	$278,198	$266,990
Cash, cash equivalents, and short-term investments	384,900	370,734
Restricted cash	13,700	14,742

Working capital, cash, cash equivalents, and short-term investments increased primarily due to proceeds from certain settlements and contractual renegotiations with customers.

The following summarizes cash flows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Cash (used in) provided by operating activities	$(9,304)	$(29,286)	$68,409
Cash (used in) provided by investing activities	9,821	(113,218)	467
Cash (used in) provided by financing activities	39,492	(95,862)	(113,620)

Cash used in and provided by operating activities consisted of net income (loss) adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, minority interest, gain on sales of interest in Rhapsody America, impairment of goodwill and long-lived assets, accrued restructuring and other charges and the effect of changes in certain operating assets and liabilities, net of acquisitions.

Cash used in operating activities in the year ended December 31, 2009, was $9.3 million and consisted of a net loss of $243.0 million, adjustments for cash provided by non-cash items of $232.2 million and cash provided by activities related to changes in certain operating assets and liabilities, net of acquisitions, of $1.5 million. Adjustments for cash provided by non-cash items primarily consisted of $175.6 million of impairments of goodwill, $31.5 million of depreciation and amortization expense and $21.5 million of stock-based compensation.

Changes in certain operating assets and liabilities, net of acquisitions, in the year ended December 31, 2009, primarily consisted of uses of cash from the decrease in accrued and other liabilities of $6.1 million primarily related to reductions in deferred revenue as well as a reduction in amounts payable to MTVN for related party advertising. A decrease in accounts payable of $4.9 million related to the timing of payments to vendors also contributed to the use of cash in 2009. These uses of cash were partially offset by a decrease in accounts receivable of $10.7 million related to the timing of customer collections.

Cash used in operating activities in the year ended December 31, 2008, was $29.3 million and consisted of a net loss of $285.4 million, adjustments for non-cash items provided by operations of $220.2 million and cash used in activities related to certain operating assets and liabilities, net of acquisitions, of $5.6 million. Adjustments for non-cash items primarily consisted of $46.0 million of depreciation and amortization expense, $23.5 million of stock-based compensation, $192.7 million of impairment of long-lived assets, $5.5 million of accrued restructuring and other charges and $11.6 million of deferred income taxes, partially offset by $41.6 million of minority interest and $14.5 million of gain on sale of interest in Rhapsody America.

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

Cash provided by operating activities in the year ended December 31, 2007, was $68.4 million and consisted of net income of $28.5 million, and adjustments for non-cash items provided by operations of $19.8 million. Cash provided by activities related to certain operating assets and liabilities, net of acquisitions, did not materially contribute to cash from operations. Adjustments for non-cash items primarily consisted of $45.2 million of depreciation and amortization expense, and $23.9 million of stock-based compensation, partially offset by $19.8 million of minority interest, $9.5 million of deferred income taxes, and $16.4 million of gain on sale of interest in Rhapsody America.

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

In the year ended December 31, 2009, investing activities provided cash primarily from the sales and maturities, net of purchases, of short-term investments of approximately $29.9 million. Uses of cash during 2009 included the purchases of equipment, software and leasehold improvements of $16.8 million and the payment of acquisition costs of $3.3 million primarily related to the payment of anniversary and performance costs relating to the acquisition of Zylom, which were previously accrued. In the year ended December 31, 2008, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $29.5 million and acquisition costs of $10.2 million, net of cash acquired from the acquisition of Trymedia, and the payment of anniversary and performance costs relating to the acquisition of Zylom, which were previously accrued. Purchases net of sales and maturities of short-term investments used cash of $57.8 million during 2008. In the year ended December 31, 2007, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $26.7 million as well as the additional purchase price paid to the selling shareholders of Zylom for the achievement of performance criteria and the purchase price paid for the acquisitions of Game Trust, SNS and Exomi of an aggregate of $45.6 million. Sales and maturities net of purchases of short-term investments provided cash of $73.8 million during 2007.

Financing activities provided cash from the proceeds of sales of interests in Rhapsody America of $38.0 million as well as sales of common stock under our employee stock purchase plan and exercise of stock options of $1.5 million in the year ended December 31, 2009. Financing activities used cash for the repurchase of our common stock of $50.2 million, in addition to payments on our convertible debt obligations of $100.0 million in 2008. These uses of cash were partially offset by the proceeds of sales of interests in Rhapsody America of $44.6 million as well as sales of common stock under our employee stock purchase plan and exercise of stock options of $9.6 million. Financing activities used cash for the repurchase of our common stock of $178.8 million during the year ended December 31, 2007. This use of cash was offset by the proceeds of sales of interests in Rhapsody America of $48.7 million, as well as sales of common stock under our employee stock purchase plan and exercise of stock options of $15.9 million in 2007.

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

We currently have no planned significant capital expenditures for 2010 other than those in the ordinary course of business and the $18 million of additional funding to Rhapsody America as part of the restructuring transactions expected to be completed at the end of the first quarter of 2010. See Note 20 of Notes to Consolidated Financial Statements included in Item 8 of this report for more information regarding the Rhapsody America restructuring agreement and related transactions. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

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

We conduct our operations primarily in five functional currencies: the U.S. dollar, the Korean won, the Japanese yen, the British pound and the Euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Korea, Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in won, yen, euros, pounds, and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries.

At December 31, 2009, we had commitments to make the following payments:

		Less than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Office leases	$43,072	$14,345	$16,773	$11,954	$—
Other contractual obligations	23,213	22,963	250	—	—

Total contractual cash obligations	$66,285	$37,308	$17,023	$11,954	$—

Other contractual obligations primarily relate to minimum contractual payments due to content and other service providers.

In addition to the amounts shown in the table above, $12.3 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. We cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

As of December 31, 2009, we had a commitment to purchase approximately $111.3 million in advertising over the next four years from MTVN related to the Rhapsody America venture. On February 9, 2010, we and MTVN entered into an agreement which contemplates a restructuring of Rhapsody America. Upon the closing of the restructuring transactions, MTVN will contribute a $33.0 million advertising commitment in exchange for shares of common stock of Rhapsody America, and MTVN’s previous obligation to provide advertising of approximately

$111.3 million as of December 31, 2009 will be cancelled. Neither the $111.3 million or the $33.0 million are included within the table above as the timing of the payments will vary.

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

Interest Rate Risk.  Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the year ended December 31, 2009. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at December 31, 2009, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $0.2 million.

The table below presents the amounts related to weighted average interest rates and contractual maturities of our short-term investment portfolio at December 31, 2009 (dollars in thousands):

	Weighted
	Average	Expected Maturity Dates
	Interest			2012-	Amortized	Estimated
	Rate	2010	2011	2021	Cost	Fair Value

Short-term investments:
Corporate notes and bonds	1.50%	$5,362	$56,506	$11,594	$72,731	$73,462
U.S. government agency securities	1.48%	22,094	3,776	8,538	34,560	34,408

Total short-term investments	1.49%	$27,456	$60,282	$20,132	$107,291	$107,870

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

Investment Risk.  As of December 31, 2009, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the years ended December 31, 2009, 2008 and 2007, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.

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

In aggregate, our foreign currency denominated assets are greater than our foreign currency denominated liabilities. Primarily as a result of the U.S. dollar strengthening against the Korean won and Euros in 2008, we recorded a reduction to our reported net assets of approximately $64 million as reflected in Accumulated Other Comprehensive Income as of December 31, 2008. During the year ended December 31, 2009, we recorded an increase to our reported net assets of approximately $3.4 million as a result of foreign currency fluctuations.

Additionally, we have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar from December 31, 2009 would result in an unrealized gain or loss of approximately $4.1 million.

Foreign currency transaction gains and losses were not material for the years ended December 31, 2009, 2008, and 2007.

Item 8.	Financial Statements and Supplementary Data

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$277,030	$232,968
Short-term investments	107,870	137,766
Trade accounts receivable, net of allowances for doubtful accounts and sales returns of $3,924 in 2009 and $4,631 in 2008	60,937	70,201
Deferred costs, current portion	5,192	4,026
Deferred tax assets, net, current portion	1,146	749
Prepaid expenses and other current assets	29,478	33,850

Total current assets	481,653	479,560

Equipment, software, and leasehold improvements, at cost:
Equipment and software	151,951	135,788
Leasehold improvements	31,041	30,719

Total equipment, software, and leasehold improvements	182,992	166,507
Less accumulated depreciation and amortization	125,878	103,500

Net equipment, software, and leasehold improvements	57,114	63,007
Restricted cash equivalents	13,700	14,742
Equity investments	19,553	18,582
Other assets	14,212	9,895
Deferred tax assets, net, non-current portion	10,001	9,236
Other intangible assets, net of accumulated amortization of $67,478 in 2009 and $56,217 in 2008	10,650	18,727
Goodwill	—	175,264

Total assets	$606,883	$789,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,703	$36,575
Accrued and other liabilities	124,934	118,688
Deferred revenue, current portion	31,374	39,835
Related party payable	11,216	13,155
Accrued loss on excess office facilities, current portion	3,228	4,317

Total current liabilities	203,455	212,570
Deferred revenue, non-current portion	1,933	1,961
Accrued loss on excess office facilities, non-current portion	—	2,893
Deferred rent	4,464	4,614
Deferred tax liabilities, net, non-current portion	961	1,379
Other long-term liabilities	13,006	11,660

Total liabilities	223,819	235,077

Minority interest in Rhapsody America (see Note 3 for redemption value)	7,253	378
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 135,057 shares in 2009 and 134,354 shares in 2008	135	134
Additional paid-in capital	647,562	635,324
Sale of non-controlling interest in Rhapsody America	24,044	7,381
Accumulated other comprehensive loss	(38,614)	(48,729)
Retained deficit	(257,316)	(40,552)

Total shareholders’ equity	375,811	553,558

Total liabilities and shareholders’ equity	$606,883	$789,013

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net revenue(A)	$562,264	$604,810	$567,620
Cost of revenue(B)	222,142	233,244	213,491
Impairment of deferred costs and prepaid royalties(B)	—	19,666	—

Gross profit	340,122	351,900	354,129

Operating expenses:
Research and development	119,448	113,680	102,731
Sales and marketing	165,856	211,922	209,412
Advertising with related party	33,292	44,213	24,360
General and administrative	79,164	69,981	67,326
Impairment of goodwill and long-lived assets	175,583	192,676	—
Restructuring and other charges	4,017	6,833	3,748

Subtotal operating expenses	577,360	639,305	407,577
Antitrust litigation benefit, net	—	—	(60,747)

Total operating expenses	577,360	639,305	346,830

Operating income (loss)	(237,238)	(287,405)	7,299

Other income (expenses), net:
Interest income, net	3,969	13,453	30,874
Gain on sale of equity investments	688	210	98
Equity in net income (loss) of investments	(1,313)	(695)	(440)
Gain on sale of interest in Rhapsody America	—	14,502	16,410
Impairment of equity investments	(5,020)	—	—
Other income (expense)	(794)	330	1,746

Other income (expense), net	(2,470)	27,800	48,688

Income (loss) before income taxes	(239,708)	(259,605)	55,987
Income taxes	(3,321)	(25,828)	(27,456)

Net income (loss)	(243,029)	(285,433)	28,531
Net loss attributable to the noncontrolling interest in Rhapsody America	26,265	41,555	19,784

Net income (loss) attributable to common shareholders	$(216,764)	$(243,878)	$48,315

Basic net income (loss) per share available to common shareholders	$(1.64)	$(1.74)	$0.32
Diluted net income (loss) per share available to common shareholders	$(1.64)	$(1.74)	$0.29
Shares used to compute basic net income (loss) per share available to common shareholders	134,612	140,432	151,665
Shares used to compute diluted net income (loss) per share available to common shareholders	134,612	140,432	166,410
Comprehensive income (loss):
Net income (loss)	$(243,029)	$(285,433)	$28,531
Unrealized gain (loss) on investments:
Unrealized holding losses, net of tax	6,667	(2,320)	(8,482)
Foreign currency translation gains (losses)	3,448	(64,141)	2,729

Comprehensive income (loss)	$(232,914)	$(351,894)	$22,778

(A) Components of net revenue:
License fees	$100,996	$113,990	$92,718
Service revenue	461,268	490,820	474,902

	$562,264	$604,810	$567,620

(B) Components of cost of revenue:
License fees	$35,850	$50,097	$34,927
Service revenue	186,292	202,813	178,564

	$222,142	$252,910	$213,491

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(243,029)	$(285,433)	$28,531
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	31,454	45,968	45,225
Stock-based compensation	21,460	23,531	23,918
Changes in deferred income taxes	4,255	11,583	(9,549)
Impairment of equity investments	5,020	—	—
Loss on disposal of equipment, software, and leasehold improvements	502	10	302
Excess tax benefit from stock option exercises	(15)	(127)	(562)
Accrued loss on excess office facilities	(3,982)	(3,490)	(3,801)
Gain on sale of equity investments	(688)	(210)	(98)
Purchases of trading securities	—	—	(270,000)
Sales and maturities of trading securities	—	—	270,000
Equity in net (income) loss of investments	1,313	695	440
Gain on sale of interest in Rhapsody America	—	(14,502)	(16,410)
Impairment of goodwill and long-lived assets	175,583	192,676	—
Accrued restructuring and other charges	(2,773)	5,524	—
Other	48	111	95
Changes in certain assets and liabilities, net of acquisitions:
Trade accounts receivable	10,720	9,518	(13,083)
Prepaid expenses and other assets	1,789	(5,040)	(19,710)
Accounts payable	(4,879)	(13,709)	(1,329)
Accrued and other liabilities	(6,082)	3,609	34,440

Net cash (used in) provided by operating activities	(9,304)	(29,286)	68,409

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(16,807)	(29,530)	(26,658)
Purchases of short-term investments	(143,273)	(251,887)	(133,427)
Sales and maturities of short-term investments	173,169	194,053	207,183
Purchases of intangible and other assets	—	(2,839)	(2,796)
Decrease in restricted cash equivalents	1,042	768	1,805
Proceeds from sale of equity investments	1,014	1,140	1,615
Purchases of equity investments	(2,000)	(14,731)	(1,656)
Cash used in acquisitions, net of cash acquired	(3,324)	(10,192)	(45,599)

Net cash (used in) provided by investing activities	9,821	(113,218)	467

Cash flows from financing activities:
Net proceeds from sales of common stock under employee stock purchase plan and exercise of stock options	1,455	9,570	15,894
Repayment of convertible debt	—	(100,000)	—
Net proceeds from sales of interest in Rhapsody America	38,022	44,640	48,716
Excess tax benefit from stock option exercises	15	127	562
Repurchase of common stock	—	(50,199)	(178,792)

Net cash provided by (used in) financing activities	39,492	(95,862)	(113,620)

Effect of exchange rate changes on cash	4,053	(5,363)	(3,791)

Net increase (decrease) in cash and cash equivalents	44,062	(243,729)	(48,535)
Cash and cash equivalents, beginning of year	232,968	476,697	525,232

Cash and cash equivalents, end of year	$277,030	$232,968	$476,697

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$7,888	$—	$—
Cash paid for income taxes	$5,697	$12,110	$36,615

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

					Sale of
	Noncontrolling				Noncontrolling	Accumulated
	Interest in			Additional	Interest in	Other	Retained	Total
	Rhapsody	Common Stock		Paid-In	Rhapsody	Comprehensive	Earnings	Shareholders’
	America	Shares	Amount	Capital	America	Income (Loss)	(Deficit)	Equity
	(In thousands)

Balances, December 31, 2006	$—	163,278	$162	$791,108	$—	$23,485	$155,011	$969,766

Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares	—	2,747	3	15,868	—	—	—	15,871
Common shares repurchased	—	(23,780)	(23)	(178,769)	—	—	—	(178,792)
Common shares awarded	—	40	—	260	—	—	—	260
Shares issued for director payments	—	13	—	74	—	—	—	74
Stock-based compensation	—	—	—	23,918	—	—	—	23,918
Unrealized loss on investments, net of income tax	—	—	—	—	—	(8,482)	—	(8,482)
Translation adjustment	—	—	—	—	—	2,729	—	2,729
Tax benefit from stock option exercises	—	—	—	1,445	—	—	—	1,445
Contributions and other transactions with owners	39,397	—	—	—	—	—	—	—
Net income	(19,784)	—	—	—	—	—	48,315	48,315

Balances, December 31, 2007	19,613	142,298	142	653,904	—	17,732	203,326	875,104

Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares	—	1,990	2	9,547	—	—	—	9,549
Common shares repurchased	—	(9,955)	(10)	(50,189)	—	—	—	(50,199)
Common shares awarded	—	6	—	21	—	—	—	21
Shares issued for director payments	—	15	—	110	—	—	—	110
Stock-based compensation	—	—	—	23,531	—	—	—	23,531
Unrealized loss on investments, net of income tax	—	—	—	—	—	(2,320)	—	(2,320)
Translation adjustment	—	—	—	—	—	(64,141)	—	(64,141)
Tax deficiency from stock option exercises	—	—	—	(1,600)	—	—	—	(1,600)
Sale of non-controlling interest in Rhapsody America	—	—	—	—	7,381	—	—	7,381
Contributions and other transactions with owners	22,321	—	—	—	—	—	—	—
Net loss	(41,555)	—	—	—	—	—	(243,878)	(243,878)

Balances, December 31, 2008	$378	134,354	$134	$635,324	$7,381	$(48,729)	$(40,552)	$553,558

Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares	—	688	1	1,166	—	—	—	1,167
Shares issued for director payments	—	15	—	48	—	—	—	48
Stock-based compensation	—	—	—	21,460	—	—	—	21,460
Unrealized gain on investments, net of income tax	—	—	—	—	—	6,667	—	6,667
Translation adjustment	—	—	—	—	—	3,448	—	3,448
Sale of non-controlling interest in Rhapsody America	—	—	—	—	16,663	—	—	16,663
Accretion of Rhapsody America redemption value	10,436	—	—	(10,436)	—	—	—	(10,436)
Contributions and other transactions with owners	22,704	—	—	—	—	—	—	—
Net loss	(26,265)	—	—	—	—	—	(216,764)	(216,764)

Balances, December 31, 2009	$7,253	135,057	$135	$647,562	$24,044	$(38,614)	$(257,316)	$375,811

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007

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

Basis of Presentation.  The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to 2008 and 2007 amounts to conform to the current presentation.

On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody America) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody America as of December 31, 2009. Rhapsody America’s financial position and operating results have been consolidated into RealNetworks’ financial statements since its formation in August 2007. The noncontrolling interest’s proportionate share of income (loss) is included in noncontrolling interest in Rhapsody America in the consolidated statements of operations and comprehensive income (loss). MTVN’s proportionate share of equity is included in noncontrolling interest in Rhapsody America in the consolidated balance sheets.

The consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the year ended December 31, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2010.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Depreciation expense during the years ended December 31, 2009, 2008, and 2007 was $22.7 million, $23.1 million, and $20.7 million, respectively.

Equity Investments.  The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence, and the related securities do not have a quoted market price. The Company uses the equity method investment in circumstances where it has the ability to exert significant influence over but not control the investee or joint venture. Under this method, the Company records its investment at the amount of capital contributed plus its percentage interest in the investee or joint venture’s income or loss.

Other Intangible Assets.  Other intangible assets consist primarily of the fair value of customer agreements and contracts, developed technology, patents, trademarks and tradenames acquired in business combinations. Other intangible assets are amortized on a straight line basis over one to seven years, which approximates their estimated useful lives.

Goodwill.  Goodwill is tested for impairment on an annual basis, in our fourth quarter, or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. The Company considers a synthesis of the following important factors that could trigger an impairment review including the following:

•	poor economic performance relative to historical or projected future operating results;

•	significant negative industry, economic or company specific trends;

•	market and interest rate risk;

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	changes in the manner of our use of the assets or the plans for our business; and

•	loss of key personnel.

In addition, the Company performs a reconciliation of its market capitalization plus a reasonable control premium to the aggregated implied fair value of all of its reporting units.

If the Company were to determine that the fair value of a reporting unit was less than its carrying value, including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, the Company would measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the goodwill of the reporting unit. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, the Company would record an impairment charge for the difference. Judgment is required in determining the reporting units and assessing fair value of the reporting units.

The impairment analysis of goodwill is based upon estimates and assumptions relating to future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital.

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

Fair Value of Financial Instruments.  The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

Restructuring and Other Charges.  During the years ended December 31, 2009, 2008 and 2007, the Company recorded restructuring charges of $4.0 million, $4.0 million and $3.7 million, respectively. These charges were a result of workforce reductions and other realized synergies among our recent acquisitions. Severance charges accounted for a majority of the expense recorded. All charges were recorded in accordance with FASB ASC 420 — Exit or Disposal Cost Obligations. In addition to these charges for the year ended December 31, 2008 was a $2.8 million charge related to the write-off of capitalized transaction-related costs associated with the plan to separate the Games business from the Company.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Physical products are considered delivered to the customer once they have been shipped and title and risk of loss have been transferred. For online sales, the products or services are considered delivered at the time the products or services are made available, digitally, to the end user.

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

In the Company’s direct to consumer business segments, which include Music, Games and MSS, it derives revenue through (1) subscriptions, (2) sales of content downloads, software and licenses and (3) the sale of advertising and the distribution of third-party products on its websites and in the Company’s games.

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

The Company’s business-to-business TPS segment generates revenue by providing services that enable wireless carriers to deliver audio and video content to their customers and through sales of software licenses and products and related support and other services.

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

Advertising Expenses.  The Company expenses the cost of advertising and promoting its products as incurred. These costs are included in sales and marketing expense and totaled $42.5 million in 2009, $61.9 million in 2008, and $56.2 million in 2007. The Company also incurred $33.3 million, $44.2 million and $24.4 million of advertising expenses with MTVN, a related party, in 2009, 2008, and 2007, respectively.

Foreign Currency.  The functional currency of the Company’s foreign subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. The net gain or loss resulting from translation is shown as translation adjustment and included in accumulated other comprehensive income in shareholders’ equity. Income and expense accounts are translated into U.S. dollars using average rates of exchange. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2009, 2008, and 2007.

Derivative Financial Instruments.  The Company conducts business internationally in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. A portion of these risks are managed through the use of financial derivatives, but fluctuations in foreign exchange rates could impact the

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s results of operations and financial position. The Company’s foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

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

Accounting for Gains on Sale of Subsidiary Stock.  Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) which was primarily codified into FASB ASC 810 — Consolidation (ASC 810). Current guidance requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be recorded as an equity transaction. The Company elected to recognize any such gain in its consolidated statements of operations prior to January 1, 2009 as was allowable under generally accepted accounting principles in place at that time if certain recognition criteria were met.

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

The Company files numerous consolidated and separate income tax returns in the United States federal, as well as state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local, or foreign income tax examinations for years before 1993. The Company is currently under United States federal audit for the consolidated group RealNetworks, Inc. and Subsidiaries for the years ended December 31, 2005, 2006 and 2007. RealNetworks, Inc. and its combined subsidiaries are also under audit by the California Franchise Tax Board for the years ended December 31, 2005 and 2006, and by the State of New York for the years ended December 31, 2005 through 2007.

Stock-Based Compensation.  Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period, which is the vesting period. The Black-Scholes model requires various highly judgmental assumptions including volatility in the Company’s common stock price and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense may differ materially in the future from the amounts recorded in the consolidated statements of operations. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

At December 31, 2009, the Company had five stock-based employee compensation plans, which are described more fully in Note 14.

Noncontrolling Interest.  The Company records noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest partners in the consolidated statement of operations. Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow the Company’s historical disclosure only policy for the redemption feature. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Noncontrolling interest expense (benefit) is included within the consolidated statements of operations and comprehensive income (loss).

Net Income Per Share.  Basic net income (loss) per share available to common shareholders is computed by dividing net income (loss) attributable to common shareholders less any accretion from MTVN’s preferred return in Rhapsody America by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share available to common shareholders is computed by dividing net income (loss) attributable to common shareholders less any accretion from MTVN’s preferred return in Rhapsody America by the weighted average number of common and dilutive potential common shares outstanding during the period. Share counts used to compute basic and diluted net income (loss) per share available to common shareholders are calculated as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Net income (loss) available to common shareholders:
Net income (loss) attributable to common shareholders	$(216,764)	$(243,878)	$48,315
Less accretion of MTVN’s preferred return in Rhapsody America	(3,700)	—	—

Net income (loss) available to common shareholders	$(220,464)	$(243,878)	$48,315

Weighted average common shares outstanding used to compute basic net income (loss) per share available to common shareholders	134,612	140,432	151,665
Dilutive potential common shares:
Stock options and restricted stock	—	—	3,995
Convertible debt	—	—	10,750

Shares used to compute diluted net income (loss) per share available to common shareholders	134,612	140,432	166,410

Basic net income (loss) per share available to common shareholders	$(1.64)	$(1.74)	$0.32
Diluted net income (loss) per share available to common shareholders	$(1.64)	$(1.74)	$0.29

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately 26.1 million, 39.5 million, and 22.5 million shares of common stock potentially issuable from stock options during the years ended December 31, 2009, 2008, and 2007, respectively, are excluded from the calculation of diluted net income (loss) per share because of their antidilutive effect.

Accumulated Other Comprehensive Income (loss).  The Company’s accumulated other comprehensive income (loss) as of December 31, 2009 and 2008 consisted of unrealized gains (losses) on marketable securities and foreign currency translation gains (losses). The tax effect of unrealized gains (losses) on investments and the foreign currency translation gains (losses) has been taken into account, if applicable.

The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2009	2008

Unrealized gains on investments, net of taxes of $(846) in 2009 and $(846) in 2008	$10,183	$3,516
Foreign currency translation adjustments	(48,797)	(52,245)

Accumulated other comprehensive income (loss)	$(38,614)	$(48,729)

Reclassifications.  Certain reclassifications have been made to the 2007 and 2008 consolidated financial statements to conform to the 2009 presentation.

Recently Issued Accounting Standards.  With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance to the Company.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) which was primarily codified into FASB Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805). Under current guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The current guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies. With the adoption of the current guidance, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through goodwill. The adoption of the current guidance was not material on the Company’s consolidated financial statements as of, and for the year ended December 31, 2009.

Effective January 1, 2009, the Company adopted, FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP No. 142-3) which was primarily codified into FASB ASC 350, Intangibles — Goodwill and Other (ASC 350). The current guidance amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The current guidance also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition as of, and for the year ended December 31, 2009.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) which was primarily codified into FASB ASC 810 — Consolidation (ASC 810). This standard changed the accounting for and reporting of noncontrolling interest (previously called minority interest) in the consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on the Company’s previously reported financial position or results of operations. Refer to Note 3, Rhapsody America, and Net Income Per Share section of Note 1, Description of Business and Summary of Significant Accounting Policies, for additional information on the adoption.

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

Note 2.	Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. The expected term of the options represents the estimated period of time until exercise and is based

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of options granted was determined using the Black-Scholes model and the following weighted average assumptions:

	Years Ended December 31,
	2009	2008	2007

Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.78%	2.60%	4.47%
Expected term (years)	4.2	4.2	4.1
Volatility	63%	45%	42%

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Cost of service revenue	$1,653	$2,570	$769
Research and development	8,327	8,410	7,314
Sales and marketing	4,830	5,860	9,373
General and administrative	6,650	6,691	6,462

Total stock-based compensation expense	$21,460	$23,531	$23,918

No stock-based compensation was capitalized as part of the cost of an asset as of December 31, 2009, 2008 or 2007. As of December 31, 2009, 2008 and 2007, the Company had $28.1 million, $36.0 million, and $45.9 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately two years, two years and three years for the years ended December 31, 2009, 2008 and 2007, respectively.

For further information related to the Company’s equity compensation plans see Note 14, Shareholders’ Equity.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for a 49% equity interest in Rhapsody America. MTVN has also licensed certain assets to Rhapsody America, including URGE content, brands and related materials.

•	In addition to the assets described above, MTVN also contributed a $230 million five-year note payable in consideration for acquiring MTVN’s interest in the venture. In February 2009, RealNetworks and MTVN signed an amendment to the Rhapsody America venture agreement to true-up the original fair values contributed to the venture. The amendment reduced the MTVN note payable from $230.0 million to $213.8 million over the same five-year term. In February 2010, RealNetworks and MTVN signed an agreement to restructure the Rhapsody America joint venture. Upon the closing of the restructuring transactions expected to occur at the end of the first quarter of 2010, MTVN’s previous note payable will be cancelled and replaced with a $33.0 million note payable to be paid to Rhapsody America through 2011. Rhapsody America must use the proceeds from the note solely to purchase advertising from MTVN. Prior to October 1, 2008, and consistent with the provisions of SAB 51 — Accounting for Sales of Stock by a Subsidiary (SAB 51) (primarily codified into FASB ASC 810 — Consolidation), as MTVN made payments on the note, Rhapsody America recorded equity and RealNetworks realized an immediate appreciation in the carrying value of the Company’s interests in the venture in the consolidated statement of operations. As of December 31, 2007, $25.0 million in payments were made on the note and RealNetworks realized and recorded a gain of $12.8 million during the year ended December 31, 2007 as all of the SAB 51 gain recognition criteria were met. For the first nine months of the year ended December 31, 2008, RealNetworks realized and recorded a gain of $14.5 million as all of the SAB 51 gain recognition criteria were met.

Each quarter the Company evaluated the gain recognition criteria in SAB 51 and determined for the fourth quarter of 2008 that recognition of the gain in the statement of operations was no longer appropriate, as certain of the criteria in SAB 51 were no longer met. As a result, for the quarter ended December 31, 2008, the sale of ownership interests in Rhapsody America have been reflected as an equity transaction and $6.6 million has been recorded directly to shareholders’ equity related to the $13.0 note payment received from MTVN.

Effective January 1, 2009, the Company adopted SFAS 160 (primarily codified into ASC 810) which requires the appreciation of gains on the sale of non-controlling interest to be recorded as an equity transaction. During the year ended December 31, 2009, MTVN made payments of $33.0 million, for which the sale of ownership interests in Rhapsody America have been reflected as an equity transaction and $16.7 million has been recorded directly to shareholders’ equity. As of December 31, 2009, $102.5 million in payments have been made on the note since the formation of Rhapsody America.

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

For the period from August 20, 2007 (inception of the venture) through September 30, 2008, the Company determined that the value of the Rhapsody America venture had not declined from its initial implied fair value and assessed the probability that the put would include a preferred return as remote. The formula that determined that put redemption amount was considered to approximate fair value for this period. However, beginning with the fourth quarter of 2008, the appraised value of Rhapsody America was determined to have declined to the point where the Company has determined that the likelihood of the put triggering the preferred return when exercisable was no longer remote and considered the put formula to no longer approximate fair value. Beginning with the fourth quarter of 2008, the Company has accounted for the noncontrolling interest as having a fixed price redemption feature.

The hypothetical current redemption price of MTVN’s interest in Rhapsody America under the put right at December 31, 2009, before consideration of the remaining payments due on the note, was approximately $27.1 million. The current redemption price has been adjusted under the formula in the limited liability agreement for the remaining outstanding amounts due of $111.3 million on the note payable as of December 31, 2009. The Company has elected to accrete any excess of the redemption value over the carrying amount as an adjustment to income attributable to common shareholders and has adjusted earnings per share for the current quarter’s accretion of the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature. For the year ended December 31, 2009, the Company increased the noncontrolling interest on the Condensed Consolidated Balance Sheets by $10.4 million, respectively, of which, $3.7 million was an adjustment to income attributable to common shareholders for the purposes of calculating earnings per share during the year ended December 31, 2009. See Net Income Per Share section of Note 1, Description of Business and Summary of Significant Accounting Policies, for more information on this item. For 2008, this amount was nominal to the consolidated financial statements and was not applicable to the 2007 consolidated financial statements.

In February 2010, RealNetworks and MTVN signed an agreement to restructure the Rhapsody America joint venture. Upon the closing of the restructuring transactions expected to occur at the end of the first quarter of 2010, the put and call rights held by the Company and MTVN as well as MTVN’s rights to receive a preferred return in connection with the exercise of the Company’s put right will be terminated.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets that have been measured at fair value (in thousands) on a recurring basis as of December 31, 2009 and 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Fair Value Measurements as of
	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash equivalents
Money market funds	$223,909	$223,909	$—	$—
Short-term investments
Corporate notes and bonds	73,462	73,462	—	—
U.S. government agency securities	34,408	34,408	—	—
Restricted cash	13,700	13,700
Equity investments
Publicly traded investments	19,503	19,503	—	—

Total	$364,982	$364,982	$—	$—

	Fair Value Measurements as of
	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash equivalents
Money market funds	$157,063	$157,063	$—	$—
U.S. government agency securities	4,292	4,292	—	—
Short-term investments
U.S. government agency securities	84,330	84,330	—	—
Corporate notes and bonds	53,436	53,436	—	—
Restricted cash	14,742	14,742
Equity investments
Publicly traded investments	13,903	13,903	—	—

Total	$327,766	$327,766	$—	$—

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in marketable securities classified as short-term investments and equity investments of public companies are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The Company carries its equity investments in private companies at cost and no fair value is derived. The Company has consistently applied these valuation techniques in all periods presented.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities of the Company are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The Company performed a valuation of its goodwill as of June 30, 2009 using Level 3 inputs and recorded goodwill impairment charges of $175.6 million during the quarter ended June 30, 2009. See Note 10, Goodwill for a description of the inputs, valuation techniques and other information used to determine the fair value of the Company’s goodwill as of June 30, 2009 and the related impairments.

Note 5.	Cash, Cash Equivalents, Short-Term Investments, and Restricted Cash Equivalents

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2009 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$53,121	$—	$—	$53,121
Money market mutual funds	223,909	—	—	223,909

Total cash and cash equivalents	277,030	—	—	277,030

Short-term investments:
Corporate notes and bonds	72,731	732	(1)	73,462
U.S. Government agency securities	34,560	5	(157)	34,408

Total short-term investments	107,291	737	(158)	107,870

Total cash, cash equivalents, and short-term investments	$384,321	$737	$(158)	$384,900

Restricted cash equivalents	$13,700	$—	$—	$13,700

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2008 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$71,613	$—	$—	$71,613
Money market mutual funds	156,803	260	—	157,063
U.S. government agency securities	4,203	89	—	4,292

Total cash and cash equivalents	232,619	349	—	232,968

Short-term investments:
Corporate notes and bonds	54,685	154	(1,403)	53,436
U.S. Government agency securities	83,920	410	—	84,330

Total short-term investments	138,605	564	(1,403)	137,766

Total cash, cash equivalents, and short-term investments	$371,224	$913	$(1,403)	$370,734

Restricted cash equivalents	$14,742	$—	$—	$14,742

At December 31, 2009 and 2008, restricted cash equivalents represent cash equivalents pledged as collateral against two letters of credit for a total of $13.7 million and $14.7 million, respectively, in connection with two lease agreements.

Realized gains or losses on sales of available-for-sale securities for 2009, 2008, and 2007 were not significant.

Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The contractual maturities of available-for-sale debt securities at December 31, 2009 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Within one year	$27,432	$27,456
Between one year and five years	78,348	78,895
Between five year and fifteen years	1,511	1,519

Total short-term investments	$107,291	$107,870

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Allowance for Doubtful Accounts Receivable and Sales Returns

Activity in the allowance for doubtful accounts receivable is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Balance, beginning of year	$3,532	$1,117	$1,101
Additions charged to expenses	1,523	2,759	278
Amounts written off	(2,117)	(469)	(265)
Effects of foreign currency translation	(28)	125	3

Balance, end of year	$2,912	$3,532	$1,117

Activity in the allowance for sales returns is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Balance, beginning of year	$1,099	$1,338	$1,389
Additions charged to revenue	2,840	3,102	2,980
Amounts written off	(2,927)	(3,347)	(3,048)
Effects of foreign currency translation	—	6	17

Balance, end of year	$1,012	$1,099	$1,338

Two customers accounted for 18% and 10% of trade accounts receivable, respectively, as of December 31, 2009. At December 31, 2008, one customer in the United States accounted for 20% of trade accounts receivable.

One customer accounted for approximately 13% of total revenue during the year ended December 31, 2007. No one customer accounted for more than 10% of total revenue during the years ended December 31, 2009 and 2008.

Note 7.	Deferred Costs

Deferred costs, consisting of costs being amortized over the respective contract lives, are as follows (in thousands):

	December 31,
	2009	2008

Deferred costs	$15,374	$10,146
Less current portion	5,192	4,026

Deferred costs, non-current portion	$10,182	$6,120

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

The Company recognizes such costs as a component of cost of revenue in accordance with its revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided. For revenue recognized ratably over the term of the contract,

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs are also recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, the Company reviews its deferred costs to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue or if actual deferred costs exceed contractual revenue. As of December 31, 2008, the Company determined that the total estimated costs associated with certain projects exceeded the total estimated revenues expected to be recognized on those projects. As a result, the Company impaired approximately $10.8 million in deferred project costs. In addition, the Company assessed the recovery of recoupable royalty advances paid to certain content providers. As of December 31, 2008, the Company determined that approximately $8.8 million in royalty advances was not recoverable and therefore charged to expense. Both charges were included in impairment of deferred project costs and prepaid royalties in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2008. No such charges existed in 2009 or 2007.

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

Summary of equity investments is as follows (in thousands):

	2009		2008
		Carrying		Carrying
	Cost	Value	Cost	Value

Publicly traded investments	$10,765	$19,503	$10,765	$13,903
Privately held investments	500	50	5,695	4,679

Total equity investments	$11,265	$19,553	$16,460	$18,582

Privately held investments include investments accounted for using the cost and equity methods.

As of December 31, 2009 and 2008, the carrying value of equity investments in publicly traded companies consists primarily of J-Stream Inc. (J-Stream), a Japanese media services company, and LoEn Entertainment, a Korean digital music distribution company. These equity investments are accounted for as available-for-sale. The market value of the shares of J-Stream increased from the original cost of $812,000 to a carrying value of $3.3 million and $4.6 million as of December 31, 2009 and 2008, respectively. The investment in LoEn Entertainment increased from the original cost of $9.9 million to a carrying value of $16.2 million as of December 31, 2009. The market for these investments is relatively limited and the share

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price is volatile. Although the carrying value of the total investments was $19.6 million at December 31, 2009, there can be no assurance that a gain of this magnitude, or any gain, can be realized through the disposition of these shares.

In 2008 and 2009, the Company purchased ownership interests in Varia LLC, a software development company. On December 29, 2009, the Company completed its purchase and owned 100% of the outstanding shares of Varia. The Company determined that the value of its initial investments was impaired and recorded an impairment of $5.0 million in the quarter ended December 31, 2009. The consolidation of Varia’s financial statements did not have a material impact on the Company’s financial position or financial results.

Note 9.	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net

Customer relationships	$35,902	$27,470	$8,432
Developed technology	29,582	27,403	2,179
Patents, trademarks and tradenames	6,617	6,579	38
Service contracts	6,027	6,026	1

Total other intangible assets, December 31, 2009	$78,128	$67,478	$10,650

Total other intangible assets, December 31, 2008	$74,944	$56,217	$18,727

Amortization expense related to other intangible assets during the years ended December 31, 2009, 2008, and 2007 was $8.8 million, $22.9 million, and $24.5 million, respectively.

As of December 31, 2009 estimated future amortization of other intangible assets is as follows (in thousands):

2010	$4,487
2011	2,283
2012	2,016
2013	1,611
2014	179
Thereafter	74

Total	$10,650

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amount of an asset is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future undiscounted cash flows. The impairment analysis is based on significant assumptions of future results made by management, including operating and cash flow projections. The Company determined that the net book value related to certain intangible assets exceeded the fair value attributable to such intangible assets as of December 31, 2008. As a result, the Company recorded charges of $57.6 million as impairments of long-lived assets within its consolidated statements of operations and comprehensive income in 2008. No such impairments were recognized in either 2009 or 2007.

The impairment analysis for long-lived assets is based on significant assumptions of future results made by management, including revenue and cash flow projections. Significant or sustained declines in future

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue or cash flows, or adverse changes in the Company’s business climate, among other factors, could result in the need to perform an impairment analysis in future interim periods. The Company cannot accurately predict the amount and timing of any impairment of long-lived assets. Should the value of its long-lived assets become impaired, it would record the appropriate charge, which could have an adverse effect on its financial condition and results of operations.

Note 10.	Goodwill

Changes in goodwill are as follows (in thousands):

	2009	2008

Balance, beginning of year
Goodwill	$310,334	$353,153
Accumulated impairment losses	(135,070)	—

	175,264	353,153

Increases due to current year acquisitions	—	781
Adjustments to the purchase price for Game Trust	—	(475)
Adjustments to the purchase price for SNS	—	(872)
Adjustments for accruals and payments related to the acquisition of Zylom	—	(172)
Impairment of goodwill	(175,583)	(135,070)
Effects of foreign currency translation	319	(42,081)

Balance, end of year
Goodwill	310,653	310,334
Accumulated impairment losses	(310,653)	(135,070)

	$—	$175,264

Goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual goodwill impairment test during its fiscal fourth quarter.

A two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment from the first step, a second step is performed to determine the amount of the impairment. This involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The Company has four reporting units: Music, TPS, Games, and MSS.

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

As part of the Company’s annual goodwill impairment testing during the quarter ended December 31, 2008, the Company determined that the carrying value for the Games and TPS reporting units exceeded their respective fair values, indicating that goodwill within each reporting unit was potentially impaired. No impairments were indicated under the first step for the Music and MSS reporting units. As required, the

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company initiated the second step of the goodwill impairment test for the Games and TPS reporting units. The Company determined that the implied fair value of goodwill for its TPS and Games reporting units was less than the carrying value by approximately $97.0 million and $38.1 million, respectively, which was recorded as an impairment of goodwill during the quarter ended December 31, 2008. No impairments were recognized in the year ended December 31, 2007.

Note 11.	Accrued and Other Liabilities

Accrued and other liabilities consist of (in thousands):

	December 31,
	2009	2008

Royalties and costs of sales and fulfillment	$53,693	$55,247
Employee compensation, commissions and benefits	20,077	21,679
Sales, VAT and other taxes payable	16,907	16,801
Legal fees and contingent legal fees	5,251	3,290
Other	29,006	21,671

Total	$124,934	$118,688

Note 12.	Loss on Excess Office Facilities

The accrued loss of $3.2 million for estimated future losses on excess office facilities located near the Company’s corporate headquarters in Seattle, Washington at December 31, 2009, is shown net of expected future sublease income of $2.1 million, which was committed under sublease contracts at the time of the estimate. The Company regularly evaluates the market for office space in the cities where it has operations. If the market for such space declines further in future periods, the Company may have to revise its estimates further, which may result in additional losses on excess office facilities.

Accrued loss, December 31, 2008	$7,210
Less amounts paid on accrued loss on excess office facilities, net of sublease income	3,982

Accrued loss, December 31, 2009	$3,228

Note 13.	Convertible Debt

During 2003, the Company issued $100.0 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes were subordinated to any Company senior debt and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes were convertible into shares of the Company’s common stock based on an initial effective conversion price of $9.30 if (1) the closing sale price of the Company’s common stock exceeds $10.23, subject to certain restrictions, (2) the notes are called for redemption, (3) the Company makes a significant distribution to its shareholders or becomes a party to a transaction that would result in a change in control, or (4) the trading price of the notes falls below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allows the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. As a result of this issuance, the Company received proceeds of $97.0 million, net of offering costs. The offering costs are included in other assets and were being amortized over a 5-year period. Interest expense from the amortization of offering costs in the amounts of $0.3 million, and $0.6 million is recorded in interest income, net during each of the years ended December 31, 2008, and 2007, respectively. During the quarter

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended September 30, 2008, the Company repurchased $100.0 million of its outstanding convertible debt. After the repurchase, no convertible debt remains outstanding.

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

Shareholder Rights Plan.  On December 2, 2008, the Company and Mellon Investor Services LLC entered into an Amended and Restated Shareholder Rights Plan (Amended and Restated Rights Plan) which amended and restated the existing Shareholder Rights Plan dated December 4, 1998, as amended (Existing Rights Plan). In connection with the Existing Rights Plan, on October 16, 1998, the Company’s board of directors declared a dividend of a right to purchase one one-thousandth of a share of the Company’s Series A preferred stock (Right) for each outstanding share of the Company’s common stock on December 14, 1998 (Record Date). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights will not immediately be exercisable and detachable from the common stock. The Rights will become exercisable and detachable only following the earlier of the acquisition of the Company by a person or a group of 15 percent or more of the outstanding common stock or ten days following the announcement of a tender or exchange offer for 15 percent or more of the outstanding common stock (Distribution Date). Notwithstanding the foregoing, Robert Glaser, the Company’s Chairman of the Board of Directors, is excluded as a person who can trigger the Distribution Date so long as he does not increase his beneficial ownership of shares of the Company’s common stock above the number of shares he holds as of the date of the Amended and Restated Rights Plan, except for shares of the Company’s common stock he acquires from the exercise of stock options or from stock awards granted to him in connection with his employment with the Company. After the Distribution Date, each Right will entitle the holder to purchase for $30.00 (Exercise Price) one one-thousandth (1/1000th) of a share of the Company’s Series A preferred stock with economic terms similar to that of one share of the Company’s common stock. Upon a person or a group acquiring 15 percent or more of the outstanding common stock, each Right will allow the holder (other than the acquirer) to purchase common stock or securities of the Company having a then current market value of two times the Exercise Price of the Right. In the event that following the acquisition of 15 percent of the common stock by an acquirer, the Company is acquired in a merger or other business combination or 50 percent or more of the Company’s assets or earning power are sold, each Right will entitle the holder to purchase for the Exercise Price, common stock or securities of the acquirer having a then current market value of two times the Exercise Price. In certain circumstances, the Rights may be redeemed by the Company at a redemption price of $0.001 per Right. If not earlier exchanged or redeemed, the Rights will expire on December 2, 2018.

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

Restricted Stock Units and Awards.  In 2009, 2008 and 2007, the Company granted restricted stock units and awards representing 50,136, 926,351 and 49,457 shares of common stock, respectively, pursuant to the Company’s 2005 Stock Incentive Plan (2005 Plan). The weighted average fair value of restricted stock units and awards granted was $2.77, $6.08 and $6.58 in 2009, 2008 and 2007, respectively. Each restricted stock unit granted or cancelled either reduces or increases the shares available for grant under the 2005 Plan by a specified factor set forth in the 2005 Plan. This factor by which restricted stock units affect the shares

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available for grant was changed from 1.6 shares to 2.2 shares as of June 25, 2007 and was subsequently changed back to 1.6 effective December 17, 2009.

A summary of stock options and restricted stock units activity is as follows:

	Shares	Options Outstanding		Weighted
	Available	Number	Weighted	Average Fair
	for Grant	of Shares	Average	Value
	in (000’s)	in (000’s)	Exercise Price	Grants

Balances, December 31, 2006	5,385	35,728	$8.31
Additional shares authorized in the 2005 Plan(1)	12,048
Options granted at common stock price	(14,937)	14,937	7.02	$2.71
Stock awards granted	(109)			6.58
Restricted stock units cancelled	35
Options exercised	—	(2,447)	5.77
Options cancelled	5,723	(5,723)	10.23

Balances, December 31, 2007	8,145	42,495	7.76

Options granted at common stock price	(7,397)	7,397	6.08	2.38
Stock awards and restricted stock units granted	(2,038)			6.08
Stock awards and restricted stock units cancelled	171
Options exercised	—	(1,526)	5.23
Options cancelled	8,831	(8,831)	8.22

Balances, December 31, 2008	7,712	39,535	7.41

Options granted at common stock price	(3,247)	3,247	3.00	1.50
Stock awards and restricted stock units granted	(109)			2.77
Stock awards and restricted stock units cancelled	225
Options cancelled as part of stock option exchange(2)	5,097	(18,939)	7.90
Options granted as part of stock option exchange(2)	—	8,064	3.63
Options exercised	—	(36)	1.49
Options cancelled	5,773	(5,773)	7.51

Balances, December 31, 2009	15,451	26,098	$6.11

(1)	At the June 25, 2007 Annual Meeting of Shareholders, the Company’s shareholders approved an amended and restated 2005 Stock Incentive Plan that authorized a total of 15 million shares, including any shares that were available for grant prior to the approval.

(2)	The Company’s stock option exchange program and the amended and restated 2005 Stock Incentive Plan used a specific calculation to determine the number of shares available for grant immediately after the exchange. Based on this calculation, the number of shares available as of December 17, 2009 was

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.9 million shares. This resulted in an increase of the previously outstanding number available for grant by approximately 5.1 million shares.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number of	Average
	of Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	(in 000’s)	Life (Years)	Price	(in 000’s)	Price

$0.02 — $3.61	2,708	6.47	$2.51	697	$1.86
$3.63 — $3.63	8,017	6.94	3.63	—	—
$3.67 — $5.01	3,225	6.41	4.29	1,965	4.52
$5.03 — $5.85	3,326	5.26	5.56	2,419	5.50
$5.89 — $6.45	2,750	6.50	6.07	1,696	6.05
$6.49 — $7.69	3,203	6.30	7.13	2,144	7.17
$7.70 — $11.38	2,678	3.16	8.99	2,345	8.96
$11.62 — $23.78	64	7.83	20.96	63	21.11
$30.56 — $30.56	7	9.15	30.56	7	30.56
$46.00 — $46.00	120	9.32	46.00	120	46.00

	26,098	6.11	$5.32	11,456	$6.74

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2009 was $3.9 million and $1.3 million, respectively.

Employee Stock Purchase Plan.  In 2007, the Company adopted the 2007 Employee Stock Purchase Plan (2007 ESPP) to replace the 1998 Employee Stock Purchase Plan, which expired on December 31, 2007 following the conclusion of the final offering period. There are 1.5 million shares of common stock reserved for issuance under the 2007 ESPP, and there were 4.0 million shares of common stock reserved for issuance under the 1998 ESPP. Under the 1998 ESPP and the 2007 ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to 85 percent of the fair market value of the common stock at the end of the semi-annual offering periods. Under the 2007 ESPP, 511,000 and 394,000 shares at a weighted average fair value of the employee stock purchase rights of $0.49 and $0.72 were purchased during the years ended December 31, 2009 and 2008, respectively. Under the 1998 ESPP, 285,000 shares at a weighted average fair value of the employee stock purchase rights of $1.06 were purchased during the year ended December 31, 2007.

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

Stock Option Exchange.  On September 21, 2009, RealNetworks’ shareholders approved a proposal to allow for a one-time stock option exchange program designed to provide eligible employees an opportunity to exchange certain outstanding underwater stock options for a lesser amount of new options to be granted with lower exercise prices. Stock options eligible for exchange were those with an exercise price per share greater than $4.48. On November 19, 2009, the Company commenced the option exchange program, which expired on December 17, 2009. A total of 18.9 million eligible stock options were tendered by employees, representing

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

72% of the total stock options eligible for exchange. Section 16 officers and directors of the Company were not eligible to participate in the exchange. On December 17, 2009, the Company granted an aggregate of 8.1 million new stock options in exchange for the eligible stock options surrendered. The exercise price of the new stock options was $3.63, which was the closing price of the Company’s common stock on December 17, 2009. The new stock options were granted under the 2005 Plan. No incremental stock option expense was recognized for the exchange because the fair value of the new options, using standard employee stock option valuation techniques, was not greater than the fair value of the surrendered options they replaced.

Note 15.	Income Taxes

Components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

United States operations	$(191,738)	$(88,292)	$57,383
Foreign operations	(47,970)	(171,313)	(1,396)

Income (loss) before income taxes	$(239,708)	$(259,605)	$55,987

Components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current:
United States federal	$(3,400)	$6,360	$31,266
State and local	457	(2,449)	1,291
Foreign	2,009	10,333	4,448

Total current	(934)	14,244	37,005
Deferred:
United States federal	5,741	33,603	(6,298)
State and local	(741)	1,044	(58)
Foreign	(745)	(23,063)	(3,193)

Total deferred	4,255	11,584	(9,549)

Total income tax expense	$3,321	$25,828	$27,456

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from “expected” income tax expense (computed by applying the U.S. federal income tax rate of 35%) due to the following (in thousands):

	Years Ended December 31,
	2009	2008	2007

United States federal tax expense (benefit) at statutory rate	$(83,898)	$(90,862)	$19,595
State taxes, net of United States federal tax benefit	(284)	(1,405)	1,233
Change in valuation allowance	16,207	50,154	(2,262)
Non-deductible stock compensation	1,551	1,758	1,601
Non-deductible goodwill impairment charge	54,740	38,750	—
Impact of non-U.S. jurisdictional tax rate difference	5,206	13,666	182
Non-taxable income attributable to noncontrolling interest	9,193	14,544	6,925
Other	606	(777)	182

Total income tax expense	$3,321	$25,828	$27,456

Net deferred tax assets are comprised of the following (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
United States federal net operating loss carryforwards	$18,740	$18,740
Deferred expenses	20,634	19,509
Net unrealized loss on investments	10,924	10,924
Capital loss carryforwards	9,910	9,910
Accrued loss on excess office facilities	1,199	2,650
Stock-based compensation	17,688	14,977
State net operating loss carryforwards	4,611	4,756
Foreign net operating loss carryforwards	6,157	6,524
Deferred revenue	493	627
Equipment, software, and leasehold improvements	6,304	8,514
Basis difference in majority owned partnership	4,853	3,355
Intangibles	3,426	—
Other	8,348	5,382

Gross deferred tax assets	113,287	105,868
Less valuation allowance	101,025	90,986

Gross deferred tax assets, net of valuation allowance	12,262	14,882

Deferred tax liabilities:
Other intangible assets	(1,408)	(4,521)
Net unrealized gains on investments	(1,121)	(1,043)
Other	(1,380)	(446)
Prepaid expenses	(2,522)	(3,053)
Capitalized software development costs	(4,267)	—

Gross deferred tax liabilities	(10,698)	(9,063)

Net deferred tax assets	$1,564	$5,819

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax receivables were $7.8 million and $7.3 million at December 31, 2009 and 2008, respectively. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the appropriate taxing jurisdictions. In 2009, the Company has continued to provide a valuation allowance on the deferred tax assets that the Company believes are not more likely than not to be realized.

The net increase in valuation allowance was $10.0 million and $51.2 million during the years ended December 31, 2009 and 2008, respectively. Both the 2009 and 2008 net increase in valuation allowance was caused by the Company not being able to project future income in most jurisdictions.

The Company’s United States federal net operating loss carryforwards totaled $53.5 million at December 31, 2009 and 2008. These net operating loss carryforwards begin to expire between 2010 and 2026. In 2009, the remaining net operating loss carryforwards are from acquired subsidiaries that are limited under Internal Revenue Code Section 382.

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

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, (codified primarily in FASB ASC Topic 740, Income Taxes) an interpretation of SFAS 109 (codified primarily in FASB ASC Topic 740, Income Taxes) on January 1, 2007. The Company has filed formal and informal claims with the Internal Revenue Service for the years 2001-2007, primarily related to Extraterritorial Income Exclusion and previously acquired net operating losses. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $32.0 million as of December 31, 2009 and $9.5 million as of December 31, 2008.

The Company elected to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2009 and 2008, the Company had approximately $1.9 million and $1.4 million of accrued interest and penalties related to uncertain tax positions, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Balance, beginning of year	$10,455	$8,931	$7,501
Increases related to prior year tax positions	—	586	—
Decreases related to prior year tax positions	(820)	(241)	—
Increases related to current year tax positions	50,191	1,179	1,430
Settlements	—	—	—
Expiration of the statue of limitations	—	—	—

Balance, end of year	$59,826	$10,455	$8,931

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Commitments and Contingencies

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

		Other
	Office	Contractual
	Leases	Obligations	Total

2010	$14,345	$22,963	$37,308
2011	9,277	250	9,527
2012	7,496	—	7,496
2013	6,705	—	6,705
2014	5,249	—	5,249
Thereafter	—	—	—

Total minimum payments	43,072	23,213	66,285
Less future minimum receipts under subleases	2,084	—	2,084

Net	$40,998	$23,213	$64,211

Of the total net office lease future minimum payments, $3.2 million is recorded in accrued loss on excess office facilities at December 31, 2009.

Rent expense during the years ended December 31, 2009, 2008, and 2007, was $12.3 million, $12.6 million, and $11.2 million, respectively.

In addition to the amounts shown in the table above, $12.3 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and the Company is uncertain as to if or when such amounts may be settled. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

As of December 31, 2009, the Company has a commitment to purchase approximately $111.3 million in advertising over the next four years from MTVN related to the Rhapsody America venture. On February 9, 2010, the Company and MTVN entered into an agreement which contemplates a restructuring of Rhapsody America. Upon the closing of the restructuring transactions expected to occur at the end of the first quarter of 2010, MTVN will contribute a $33.0 million advertising commitment in exchange for shares of common stock of Rhapsody America, and MTVN’s previous obligation to provide advertising of approximately $111.3 million as of December 31, 2009 will be cancelled. Neither the $111.3 million or the $33.0 million are included within the table above as the timing of the payments will vary.

Borrowing Arrangements.  The Company’s subsidiary, WiderThan, has entered into lines of credit with two Korean domestic banks with an aggregate maximum available limit of $1.7 million at interest rates of approximately 5.7% over the rate earned on the underlying deposits. During the years ended December 31, 2009 and 2008, the Company did not draw on these lines of credit and there were no balances outstanding as of December 31, 2009 or December 31, 2008.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s subsidiary, WiderThan, has a letter of credit of up to $1.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April), which bears interest at 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. The Company did not draw on the letter of credit and there was no balance outstanding as of December 31, 2009 or December 31, 2008.

The Company’s subsidiary, WiderThan, has purchased guarantees amounting to $0.1 million from Seoul Guarantee Insurance which guarantees payments for one year under certain supply contracts the Company has with a customer in Korea.

401(k) Retirement Savings Plan.  The Company has a salary deferral plan (401(k) Plan) that covers substantially all employees. Under the plan, eligible employees may contribute up to 50% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. During the years ended December 31, 2009, 2008 and 2007 the Company matched 50% of employee contributions to the 401(k) Plan, on up to three percent of participating employees’ compensation, and contributed $1.4 million, $1.6 million and $1.0 million, respectively, in matching contributions. The Company can terminate the matching contributions at its discretion. The Company has no other post-employment or post-retirement benefit plans.

Litigation.  On June 29, 2009, MCS Music America, Inc. (MCS Music), and other plaintiffs for whom MCS Music administers copyrights, filed suit for copyright infringement against the Company, Yahoo! Inc. and Microsoft Corporation in U.S. District Court for the Middle District of Tennessee. The complaint asserted that the Company’s Rhapsody music service offered certain compositions for distribution without a license and asked for statutory damages for infringement of the copyrights relating to those compositions. The Company entered into a settlement agreement with respect to all claims effective November 12, 2009.

On September 30, 2008, the Company filed a declaratory action against Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros. Entertainment, Inc., Viacom, Inc. (collectively, the “Studios”) and the DVD Copy Control Association (DVD CCA) in the U.S. District Court for the Northern District of California relating to the Company’s RealDVD product (the “RealDVD Litigation”), which, among other things, allows consumers to securely store DVD content on their hard drives. On the same day, various movie studios filed suit against the Company that alleged, among other things, that by offering the RealDVD product, the Company has violated the Digital Millennium Copyright Act and sought to enjoin the sale or distribution of the RealDVD product. In May 2009, the Company moved to amend its complaint against the Studios to add claims that the Studios and DVD CCA conspired to violate, and have violated, state and federal antitrust laws by, among other things, unlawfully eliminating competition in the market for technology that enables a consumer to make a lawful, secure backup copy of a DVD and made similar counterclaims against the DVD CCA. On August 11, 2009, the court in the Northern District of California granted the movie studios’ motion for preliminary injunction, which enjoined the Company from selling or otherwise distributing RealDVD to the public, which the Company appealed to the U.S. Court of Appeals for the Ninth Circuit. On March 1, 2010, the Company entered into a settlement agreement with the Studios and related entities as well as the DVD CCA with respect to the RealDVD Litigation. Under the terms of the settlement agreement, the Company is obligated to pay $4.5 million to the Studios for the Studios’ fees and costs in connection with the RealDVD Litigation. In addition, the Company agreed to the terms of a consent judgment, as entered by the District Court in the Northern District of California on March 3, 2010, which, among other things, permanently enjoins the Company from distributing or offering RealDVD or any other technology, product,

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service or device that enables the duplication of, redistribution of, or unauthorized access to, copyrighted content protected by the Content Scramble System or technologies known as ARccOS or RipGuard.  All claims and counterclaims in the RealDVD Litigation, including the Company’s claims of breach of federal antitrust laws against the Studios, were either resolved by the consent judgment or dismissed with prejudice, and the Company has filed a request to withdraw its appeal to the U.S. Court of Appeals for the Ninth Circuit relating to the preliminary injunction. The Company’s payment obligation under the settlement agreement is reflected in the Company’s consolidated financial statements for the year ended December 31, 2009.

In June 2008, the Company initiated an arbitration action in Seattle, Washington against VeriSign, Inc., to seek resolution of disputes regarding the proper interpretation of an Alliance Agreement entered into between the parties dating back to 2001. VeriSign asserted various counterclaims against the Company, including claims that the Company breached the Alliance Agreement and tortiously interfered with VeriSign’s prospective and existing business relationships and its proposed sale of certain business units. On May 7, 2009, the Arbitrator issued a ruling denying the Company’s claims for relief and granting VeriSign’s claims, including VeriSign’s tortious interference claims. Following VeriSign’s amended statement of damages and further hearings, the Arbitrator issued a Supplemental Order on September 10, 2009 determining that VeriSign had failed to prove that the Company caused any damages relating to VeriSign’s claim of tortious interference with its proposed sale of certain business units but allowing further evidence regarding VeriSign’s claims of tortious interference with prospective and existing business relationships and ordering further hearings. On December 4, 2009, the Arbitrator issued a Final Award disposing of all claims in the arbitration. In the Final Award, the Arbitrator concluded that the Company was not responsible for any damages to VeriSign. In addition, the Arbitrator reversed his prior determination that the Company committed acts of tortious interference with existing and prospective business relationships and dismissed VeriSign’s related tortious interference claims. Finally, the Arbitrator determined that VeriSign failed to prove that the Company’s conduct related to VeriSign’s proposed sale of certain business units proximately caused VeriSign any measurable damages.

On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including the Company’s partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. The Company agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that is claimed to be owed by the Company’s subsidiary, WiderThan. On August 27, 2007, the Company’s motion to transfer this matter to the U.S. District Court for the District of New Jersey was granted. The parties have briefed claim construction, but the case has been stayed pending reexamination of the patents at issue. On December 10, 2009, the U.S. Patent and Trademark Office issued notice that it intends to review the patents at issue, and the Company expects that the proceedings may resume beginning in the first quarter of 2010. The Company disputes the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against the Company’s partners.

In April 2007, the Copyright Royalty Board (CRB) issued a decision setting new royalty rates for the use of sound recordings in non-interactive steams or “webcast radio” from 2006 through 2010. These rates were appealed and then affirmed by the D.C. Circuit Court of Appeals on July 10, 2009, except with respect to the minimum royalty rate per station, which has been remanded to the CRB. In a separate proceeding regarding domestic webcast radio rates, on September 29, 2009, the Company filed briefs with the CRB with respect to royalty rates for the period 2011 through 2015.

In another separate proceeding, the CRB held hearings to determine mechanical royalty rates associated with the statutory license for digital phonorecord deliveries, including on demand streams and tethered downloads. These rates have also been subject to industry-wide settlement negotiations. A partial settlement was reached with respect to on-demand streaming and tethered downloads between the Digital Media Association, the Recording Industry Association of America (RIAA) and the National Music Publishers Association. This settlement, along with CRB’s determination on rates for full downloads, physical products and ringtones, was published by the CRB, and after some modifications by the U.S. Copyright Office, was

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collectively published as the CRB’s final determination in the Federal Register. The rate for ringtones and the imposition of a late fee on certain royalty payments contained in the final determination have been appealed by the RIAA.

The Company has also been involved in a proceeding in the Southern District of New York to determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP and subsequently issued additional rulings. After working with ASCAP to make a final determination of amounts due under the court’s rulings, the Company reached a partial agreement with ASCAP on January 12, 2009. The Company believes it has sufficiently accrued for expected royalties under the agreement, but the Company and ASCAP appealed some aspects of the court’s rulings that underlie the agreement, which appeal remains pending before the U.S. Court of Appeals for the Second Circuit.

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

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of ASC 460 — Guarantees (ASC 460), except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements, and give rise only to the disclosure requirements prescribed by ASC 460.

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

The Company reports four business segments based on factors such as how the Company manages its operations and how its Chief Operating Decision Maker reviews results. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which includes the Company’s Acting Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Executive Vice President and certain Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s TPS, MSS, Games, and Music

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments and, therefore, the Company reports these as operating segments. The accounting policies used to derive segment results are generally the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies.

The TPS segment includes revenue and costs from: sales of application services such as RBT, MOD, VOD, messaging, and information services; sales of media delivery system software and licenses, including Helix system software and related authoring and publishing tools, directly to customers and indirectly through original equipment manufacturer channels; sales of support and maintenance services to customers who purchase software products; sales of broadcast hosting services; and sales of consulting and professional services. These products and services are primarily sold to corporate customers.

The MSS segment primarily includes revenue from sales of the Company’s SuperPass premium subscription service; sales of RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to the Company’s Music and Games businesses.

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

Segment income (loss) before income taxes for the year ended December 31, 2009, is as follows (in thousands):

					Reconciling
	Music	Games	MSS	TPS	Amounts	Consolidated

Net revenue	$160,868	$122,824	$87,088	$191,484	$—	$562,264
Cost of revenue	98,657	33,492	14,106	75,887	—	222,142

Gross profit	62,211	89,332	72,982	115,597	—	340,122
Advertising with related party	33,292	—	—	—	—	33,292
Impairment of goodwill and long-lived assets	37,029	41,247	46,776	50,531	—	175,583
Other operating expenses	80,294	110,549	73,506	104,213	(77)	368,485

Operating income (loss)	(88,404)	(62,464)	(47,300)	(39,147)	77	(237,238)
Other income, net	—	—	—	—	(2,470)	(2,470)

Income (loss) before income taxes	(88,404)	(62,464)	(47,300)	(39,147)	(2,393)	(239,708)
Income taxes	—	—	—	—	(3,321)	(3,321)

Net income (loss)	(88,404)	(62,464)	(47,300)	(39,147)	(5,714)	(243,029)
Net income (loss) attributable to noncontrolling interest in Rhapsody America	26,265	—	—	—	—	26,265

Net income (loss) attributable to common shareholders	$(62,139)	$(62,464)	$(47,300)	$(39,147)	$(5,714)	$(216,764)

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment income (loss) before income taxes for the year ended December 31, 2008, is as follows (in thousands):

					Reconciling
	Music	Games	MSS	TPS	Amounts	Consolidated

Net revenue	$160,721	$134,649	$102,873	$206,567	$—	$604,810
Cost of revenue	91,067	39,930	16,421	85,826	—	233,244
Impairment of deferred costs and prepaid royalties	1,000	7,829	—	10,837	—	19,666

Gross profit	68,654	86,890	86,452	109,904	—	351,900
Advertising with related party	44,213	—	—	—	—	44,213
Impairment of goodwill and long-lived assets	4,753	45,889	167	141,867	—	192,676
Other operating expenses	102,338	109,861	63,361	125,951	905	402,416

Operating income (loss)	(82,650)	(68,860)	22,924	(157,914)	(905)	(287,405)
Other income, net	14,502	—	—	—	13,298	27,800

Income (loss) before income taxes	(68,148)	(68,860)	22,924	(157,914)	5,560	(259,605)
Income taxes	—	—	—	—	(25,827)	(25,827)

Net income (loss)	(68,148)	(68,860)	22,924	(157,914)	(13,434)	(285,432)
Net income (loss) attributable to noncontrolling interest in Rhapsody America	41,555	—	—	—	—	41,555

Net income (loss) attributable to common shareholders	$(26,593)	$(68,860)	$22,924	$(157,914)	$(13,434)	$(243,877)

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment income (loss) before income taxes for the year ended December 31, 2007, is as follows (in thousands):

					Reconciling
	Music	Games	MSS	TPS	Amounts	Consolidated

Net revenue	$149,126	$108,503	$103,348	$206,643	$—	$567,620
Cost of revenue	81,462	25,824	14,016	92,189	—	213,491

Gross profit	67,664	82,679	89,332	114,454	—	354,129
Advertising with related party	24,360	—	—	—	—	24,360
Other operating expenses	103,599	90,329	53,690	132,912	(58,060)	322,470

Operating income (loss)	(60,295)	(7,650)	35,642	(18,458)	58,060	7,299
Total non-operating income, net	16,410	—	—	—	32,278	48,688

Income (loss) before income taxes	(43,885)	(7,650)	35,642	(18,458)	90,338	55,987
Income taxes	—	—	—	—	(27,456)	(27,456)

Net income (loss)	(43,885)	(7,650)	35,642	(18,458)	62,882	28,531
Net income (loss) attributable to noncontrolling interest in Rhapsody America	19,784	—	—	—	—	19,784

Net income (loss) attributable to common shareholders	$(24,101)	$(7,650)	$35,642	$(18,458)	$62,882	$48,315

The Company’s customers consist primarily of end users located in the U.S., Europe, and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

United States	$374,283	$403,799	$360,676
Europe	96,146	107,223	84,368
Rest of the World	91,835	93,788	122,576

Total	$562,264	$604,810	$567,620

Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	December 31,
	2009	2008	2007

United States	$51,367	$163,730	$186,665
Republic of Korea	7,196	51,508	235,728
Europe	5,745	37,315	87,181
Rest of the World	3,456	4,445	7,753

Total long-lived assets	$67,764	$256,998	$517,327

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net assets including minority interest by geographic location are as follows (in thousands):

	December 31,
	2009	2008	2007

United States	$320,412	$463,209	$557,381
Republic of Korea	10,581	64,824	228,153
Europe	34,784	20,201	79,410
Rest of the World	10,034	5,324	10,160

Total	$375,811	$553,558	$875,104

Goodwill is assigned to the Company’s segments as follows (in thousands):

	December 31,
	2009	2008	2007

Music	$—	$37,029	$37,029
Games	—	41,526	82,845
Media Software and Services	—	46,776	46,776
Technology products and solutions	—	49,933	186,503

Total goodwill	$—	$175,264	$353,153

Note 19.	Related Party Transactions

Transactions with MTVN.  As part of the formation of Rhapsody America, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. In February 2009, RealNetworks and MTVN signed an amendment to the Rhapsody America venture agreement which reduced the amount payable under the MTVN note to $213.8 million over the original five-year term. During the year ended December 31, 2009, Rhapsody America received $33.0 million in cash as note payments and spent $33.3 million, respectively, in advertising with MTVN. During the year ended December 31, 2008, Rhapsody America received $44.4 million in cash as note payments and spent $44.2 million, respectively, in advertising with MTVN. During the year ended December 31, 2007, Rhapsody America received $25.0 million in cash as note payments and spent $24.4 million, respectively, in advertising with MTVN.

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

Transactions with LoEn Entertainment, Inc.  During the fourth quarter of 2008, the Company paid $9.9 million to acquire approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). The Company paid market price for approximately 2.8 million common shares of LoEn which are traded on the Korean Securities Dealers Automated Quotations. The Company’s investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting gains/losses recognized in equity as unrealized holding gains/losses on investment. During the year ended December 31, 2009, the Company recorded revenue from LoEn of approximately $13.5 million. This revenue consisted primarily of sales of application service provider services, which includes sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, the Company also

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded accounts receivable of approximately $4.4 million as of December 31, 2009. Accounts payable and cost of revenue balances associated with LoEn as of and for the year ended December 31, 2009 were nominal.

Note 20.	Subsequent Events

On February 9, 2010, the Company and MTVN entered into an agreement which contemplates a restructuring of Rhapsody America. The Company and MTVN formed Rhapsody America in August 2007 to jointly own and operate a business-to-consumer digital audio music service. The Company currently owns 51% of the equity of Rhapsody and Viacom owns the remaining 49%.

At the closing of the restructuring transactions, Rhapsody America will be converted from a limited liability company to a corporation, and the Company and MTVN and one or more minority stockholders will hold the outstanding shares of Rhapsody America such that the Company and MTVN will own slightly less than 50%, but an equal amount, of such outstanding shares. The Company will contribute $18 million in cash, the Rhapsody America brand and certain other assets in exchange for shares of convertible preferred stock of Rhapsody, carrying a $10 million preference upon certain liquidation events. A portion of the Company’s cash contribution is to repurchase the international radio business that was previously contributed to Rhapsody America. MTVN will contribute a $33 million advertising commitment in exchange for shares of common stock of Rhapsody America, and MTVN’s previous obligation to provide advertising of approximately $111 million as of December 31, 2009 will be cancelled. In addition, the put and call rights held by the Company and MTVN and MTVN’s rights to receive a preferred return in connection with the exercise of the Company’s put right will be terminated.

The Company expects that the restructuring will be completed at the end of the first quarter of 2010, subject to the satisfaction of customary closing conditions.

On March 1, 2010, the Company entered into a settlement agreement with Disney Enterprises, Inc., Walt Disney Pictures, Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Sony Pictures Television, Inc. Twentieth Century Fox Film Corp., NBC Universal, Inc., Universal City Studios Production LLLP, Universal City Studios LLLP, Warner Bros. Entertainment, Inc., Columbia Pictures Industries, Inc., and Viacom, Inc. (collectively, the “Studios”) and the DVD Copy Control Association (“DVD CCA”) with respect to litigation involving the Company’s RealDVD product (the “RealDVD Litigation”). Under the terms of the settlement agreement, the Company is obligated to pay $4.5 million to the Studios for the Studios’ fees and costs in connection with the RealDVD Litigation. In addition, the Company agreed to the terms of a consent judgment, as entered by the District Court in the Northern District of California on March 3, 2010, which, among other things, permanently enjoins the Company from distributing or offering RealDVD or any other technology, product, service, or device that enables the duplication of, redistribution of, or unauthorized access to, copyrighted content protected by the Content Scramble System or technologies known as ARccOS or RipGuard. Prior to the entry of the consent judgment, the Company was subject to a preliminary injunction entered on August 11, 2009 that enjoined the Company from selling or otherwise distributing RealDVD to the public. All claims and counterclaims in the RealDVD Litigation, including the Company’s claims of breach of federal antitrust laws against the Studios, were either resolved by the consent judgment or dismissed with prejudice, and the Company has filed a request to withdraw its appeal to the U.S. Court of Appeals for the Ninth Circuit relating to the preliminary injunction. The Company’s payment obligation under the settlement agreement is reflected in the Company’s consolidated financial statements for the year ended December 31, 2009.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Quarterly Information (Unaudited)

The following table summarizes the unaudited statement of operations for each quarter of 2009 and 2008 (in thousands, except per share data):

	Total	Dec. 31	Sept. 30	June 30	Mar. 31

2009:
Net revenue	$562,264	$145,502	$140,264	$135,725	$140,773
Gross profit	340,122	88,681	86,578	80,111	84,752
Operating loss	(237,238)	(17,050)	(4,277)	(192,871)	(18,540)
Net income (loss) available to common shareholders	(216,764)	(13,319)	1,520	(188,329)	(12,136)
Basic net income (loss) per share available to common shareholders(1)	(1.64)	(0.11)	0.00	(1.40)	(0.10)
Diluted net income (loss) per share available to common shareholders(1)	(1.64)	(0.11)	0.00	(1.40)	(0.10)
2008:
Net revenue	$604,810	$152,644	$151,955	$152,648	$147,563
Gross profit	351,900	72,936	89,791	97,003	92,170
Operating loss	(287,405)	(236,199)	(26,971)	(12,693)	(11,542)
Net income (loss) available to common shareholders	(243,878)	(240,499)	(4,500)	(1,305)	2,426
Basic net income (loss) per share available to common shareholders(1)	(1.74)	(1.78)	(0.03)	(0.01)	0.02
Diluted net income (loss) per share available to common shareholders(1)	(1.74)	(1.78)	(0.03)	(0.01)	0.02

(1)	The sum of the quarterly net income per share will not necessarily equal the net income per share for the year due to the use of weighted average quarterly shares and the effects of rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
RealNetworks, Inc.:

We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and noncontrolling interest, and cash flows for each of the years in the three-year period ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Seattle, Washington
March 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
RealNetworks, Inc.:

We have audited RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RealNetworks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RealNetworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 9, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Seattle, Washington
March 9, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that, as of December 31, 2009, RealNetworks maintained effective internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009. This attestation is included within Item 8.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the changes to our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act and has concluded that there were no such changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the information contained in part in the sections captioned “Election of Director(s)-Nominee(s) for Director,” “Board of Directors-Continuing Directors-Not Standing for Election This Year,” “Board of Directors-Committees of the Board,” “Board of Directors-Code of Business Conduct and Ethics” and “Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement relating to RealNetworks’ 2010 Annual

Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2009.

The remaining information required by this Item is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement relating to RealNetworks’ 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2009.

Equity Compensation Plans

As of December 31, 2009, we had awards outstanding under five equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan (1995 Plan), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (1996 Plan), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (2000 Plan), the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (2005 Plan), and the RealNetworks, Inc. 2002 Director Stock Option Plan (2002 Plan). In addition, the RealNetworks, Inc. 2007 Employee Stock Purchase Plan (2007 ESPP) became effective on January 1, 2008. The 1995 Plan, 1996 Plan, 2002 Plan, 2005 Plan and 2007 ESPP have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders.

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

The following table aggregates the data from our plans:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued upon	Weighted-average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(in 000’s)(a)	(b)	(in 000’s)(c)

Equity compensation plans approved by security holders	26,045	$6.72	15,451	(1)(2)
Equity compensation plans not approved by security holders	53	10.45	—

Total	26,098	$6.74	15,451

(1)	On January 1, 2008, the 2007 ESPP became effective. Column (c) above excludes the 1,500,000 shares of the Company’s common stock that are authorized for issuance pursuant to the 2007 ESPP.

(2)	Includes shares available for future issuances pursuant to the Real Networks, Inc. 2007 Director Compensation Stock Plan (2007 Director Plan), a sub-plan that operates and is administered under the 2005 Plan. Under the 2007 Director Plan, outside directors may elect to receive all or a portion of his or her quarterly director compensation in shares of the Company’s common stock in lieu of cash. Shares issued to directors under the 2007 Director Plan are issued from the shares reserved under the 2005 Plan.

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

The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation-Policies and Procedures with Respect to Related Person Transactions,” “Executive Compensation-Certain Relationships and Related Transactions” and “Election of Directors-Director Independence” of the Proxy Statement relating to RealNetworks’ 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm-Fees Billed by KPMG LLP During 2008 and 2009” and “Ratification of Appointment of Independent Registered Public Accounting Firm-Pre-Approval Policies and Procedures” of the Proxy Statement relating to RealNetworks’ 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2009.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements

The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:

Consolidated Balance Sheets — December 31, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Income (Loss) — Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows — Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest — Years Ended December 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3) Index to Exhibits

Exhibit
Number		Description

2.1		Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
2.2		Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)
3.1		Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2		Amended and Restated Bylaws adopted April 24, 2007 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007)
4.1		Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)
4.2		Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)
10	.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)
10	.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.3†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10	.4†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.5†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10	.6†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10	.7†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

Exhibit
Number		Description

10	.8†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.9†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.10†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007)
10	.11†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)
10	.12†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10	.13†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10	.14†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.15		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)
10	.16†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.17		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.18		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10	.19†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)
10	.20†	Offer Letter dated July 1, 2008 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)
10	.21†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.22†	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.21 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)

Exhibit
Number		Description

10	.23†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford
10	.24†	Offer Letter dated October 28, 2008 between RealNetworks, Inc. and John Barbour (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2008)
10	.25†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10	.26†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10	.27†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10	.28†	Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.4 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10	.29†	Form of Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and each of Michael Eggers and Michael Lunsford (incorporated by reference from Exhibit 10.5 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10	.30†	Form of MBO Plan Document under the RealNetworks, Inc. 2009 Executive Compensation Program (incorporated by reference from Exhibit 10.26 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)
10	.31*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.32*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10	.33*	Limited Liability Company Agreement of Rhapsody America LLC dated as of August 20, 2007 among RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10.34		Stockholder Agreement by and between Viacom International Inc. and RealNetworks, Inc. dated as of August 20, 2007 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
14.1		RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)
21.1		Subsidiaries of RealNetworks, Inc.
23.1		Consent of KPMG LLP
24.1		Power of Attorney (included on signature page)
31.1		Certification of Robert Kimball, President and Acting Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Robert Kimball, President and Acting Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 10, 2010.

REALNETWORKS, INC.

By:	/s/ ROBERT KIMBALL
Robert Kimball
President and Acting Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Robert Kimball and Michael Eggers, and each of them severally, his or her true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his or her name and on his or her behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 10, 2010.

Signature	Title

/s/ ROBERT KIMBALL Robert Kimball	President and Acting Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL EGGERS Michael Eggers	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ROBERT GLASER Robert Glaser	Chairman of the Board

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Director

/s/ EDWARD BLEIER Edward Bleier	Director

/s/ PRADEEP JOTWANI Pradeep Jotwani	Director

/s/ JONATHAN D. KLEIN Jonathan D. Klein	Director

/s/ KALPANA RAINA Kalpana Raina	Director

Exhibits Index

Exhibit
Number		Description

2.1		Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)
2.2		Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)
3.1		Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2		Amended and Restated Bylaws adopted April 24, 2007 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007)
4.1		Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)
4.2		Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)
10	.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)
10	.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.3†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10	.4†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10	.5†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10	.6†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10	.7†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.8†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

Exhibit
Number		Description

10	.9†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10	.10†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007)
10	.11†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)
10	.12†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10	.13†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10	.14†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.15		Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)
10	.16†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.17		Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.18		Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10	.19†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)
10	.20†	Offer Letter dated July 1, 2008 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)
10	.21†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.22†	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.26 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)
10	.23†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford
10	.24†	Offer Letter dated October 28, 2008 between RealNetworks, Inc. and John Barbour (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2008)

Exhibit
Number		Description

10	.25†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10	.26†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10	.27†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10	.28†	Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.4 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10	.29†	Form of Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and each of Michael Eggers and Michael Lunsford (incorporated by reference from Exhibit 10.5 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10	.30†	Form of MBO Plan Document under the RealNetworks, Inc. 2009 Executive Compensation Program (incorporated by reference from Exhibit 10.26 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)
10	.31*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10	.32*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10	.33*	Limited Liability Company Agreement of Rhapsody America LLC dated as of August 20, 2007 among RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10.34		Stockholder Agreement by and between Viacom International Inc. and RealNetworks, Inc. dated as of August 20, 2007 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
14.1		RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)
21.1		Subsidiaries of RealNetworks, Inc.
23.1		Consent of KPMG LLP
24.1		Power of Attorney (included on signature page)
31.1		Certification of Robert Kimball, President and Acting Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description

32.1	Certification of Robert Kimball, President and Acting Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.