Form 10-K/A
period 2009-12-31
REALNETWORKS INC
filed 2010-04-30
CIK 1046327

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant was $249,050,035 on June 30, 2009, based on the closing price of the Common Stock on that date, as reported on the Nasdaq Global Select Market.(1)
     The number of shares of the registrant’s Common Stock outstanding as of April 23, 2010 was 135,219,494.

(1)	Excludes shares held of record on that date by directors, executive officers and 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

EXPLANATORY NOTE
RealNetworks, Inc. (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 10, 2010, for the purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2010 annual meeting of shareholders, which will not be filed within the requisite time period allowing such incorporation by reference.
We are also updating the signature page, the Exhibit Index in Item 15 of Part IV and appearing after the signature page and Exhibits 31.1 and 31.2.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV is set forth below. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to the cover page, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV discussed above. No other information included in the Form 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
Our Directors
     The name, age, position(s), term and board committee membership for each member of our Board of Directors is set forth below as of April 23, 2010:

Name	Age	Position(s)	Class	Director Since
Robert Kimball	46	President, Acting Chief Executive Officer and Director	3	2010
Robert Glaser(4*)	48	Chairman of the Board of Directors	3	1994
Eric A. Benhamou(1*, 2)	54	Lead Independent Director	1	2003
Edward Bleier(3)	80	Director	1	1999
Pradeep Jotwani(1, 2*)	55	Director	2	2008
Jonathan D. Klein(3, 4)	49	Director	2	2003
Kalpana Raina(1, 3*)	54	Director	1	2001

(1)	Member of the Audit Committee of the Board of Directors

(2)	Member of the Compensation Committee of the Board of Directors

(3)	Member of the Nominating and Corporate Governance Committee of the Board of Directors

(4)	Member of the Strategic Transactions Committee of the Board of Directors

*	Committee Chairperson
Biographical Information
Class 1 Directors

Specific Experience,
Qualifications and Skills
Biographical Information	Considered by our Board
Eric A. Benhamou Age 54 Director since 2003	Mr. Benhamou was appointed lead independent director of RealNetworks’ Board of Directors in 2008. Mr. Benhamou has served as chairman of the board of directors of Cypress Semiconductor, Inc., a publicly-traded semiconductor company, since 1993 and as chairman of the board of directors of 3Com Corporation, a provider of secure, converged voice and data networking solutions from 1994 to April 2010. He served as chief executive officer of Palm, Inc., a publicly-traded provider of mobile products and solutions, from 2001 until 2003 and as chairman of the board of directors until October 2007. He also served as chief executive officer of 3Com from 1990 to 2000. Mr. Benhamou co-founded Bridge Communications, an early networking pioneer, and was vice president of engineering until its merger with 3Com in 1987. He has served as a director of SVB Financial Group, a publicly-traded financial services company, since 2005 and as a director of Voltaire Ltd., a publicly-traded provider of server, storage switching and software solutions, since March 2007. Mr. Benhamou serves on the executive committee of TechNet and is vice chairman of the board of governors of Ben Gurion University of the Negev. He is the chief executive officer of Benhamou Global Ventures, an investment firm he founded in 2003, and serves on the boards of directors of several private companies. Mr. Benhamou holds a Master of Science degree from Stanford University’s School of Engineering and a Diplôme d’Ingénieur from Ecole Nationale Supérieure d’Arts et Métiers, Paris.	Experience with technology companies through service on the boards of directors of various public and private companies

Senior executive leadership, business strategy and chief executive officer experience with technology companies

Management advisory experience

Financial and accounting experience

Specific Experience,
Qualifications and Skills
Biographical Information	Considered by our Board
Edward Bleier Age 80 Director since 1999	Mr. Bleier has served as a director of CKX, Inc., a publicly-traded company engaged in the ownership, development and commercial utilization of entertainment content, since February 2005 and as a director of Blockbuster Inc, a publicly-traded provider of in-home movie and game entertainment since May 2005. Mr. Bleier is retired from Warner Bros. where he served, partly, as President of Domestic Pay-TV, Cable and Networks Features, which encompasses feature films, TV programming, animation, network sales, video-on-demand and consumer marketing. Additionally, Mr. Bleier serves as Chairman Emeritus of the Advisory Board of the Center for Communication, Chairman of the Guild Hall’s Academy of the Arts, a director of The Dana Foundation, a trustee of The Bleier Center for Television and Popular Culture at Syracuse University and a member of the Council on Foreign Relations. He also authored the 2003 New York Times bestseller “The Thanksgiving Ceremony.” Mr. Bleier holds a Bachelor of Science degree from Syracuse University.	Senior executive leadership and business strategy experience

Extensive experience in the media and entertainment industry as a result of his 35-year career as an executive at Warner Bros.

Experience through service as a director of public companies

Kalpana Raina Age 54 Director since 2001	Ms. Raina is the managing partner of 252 Solutions, LLC, an advisory firm. Previously, Ms. Raina was a senior executive with The Bank of New York, a global financial services company. She joined The Bank of New York in 1989 and held a variety of leadership positions, most recently Executive Vice President and Head of European Country Management and Corporate Banking. Prior to that, she served in Mumbai, India as the bank’s Executive Vice President, International. During her eighteen-year career with the bank she had responsibility for clients in the Media, Telecommunications, Healthcare, Retailing, Hotels and Leisure and Financial services industries in Asia, Europe, and the United States. Ms. Raina has served as a director of John Wiley & Sons, Inc., a publicly-traded global publisher of print and electronic products, since September 2009 and as a director of Information Services Group, Inc., a publicly-traded company specializing in the assessment, evaluation, negotiation, and management of service contracts between clients and their outside contractors, since August 2009. Ms. Raina is a member of Women Corporate Directors and The National Association of Corporate Directors and a past member of The US- India Business Council. Ms. Raina holds a B.A. Honors degree from Panjab University, India and an M.A. degree in English Literature from McMaster University.	Senior executive leadership and business strategy experience

Management advisory experience

Significant experience, expertise and background with regard to business, accounting and financial matters

Experience through service as a director of public companies

Class 2 Directors

Specific Experience, Qualifications
Biographical Information	and Skills Considered by our Board
Pradeep Jotwani Age 55 Director since 2008	Mr. Jotwani has served on the board of directors of Akeena Solar, Inc., a publicly-traded manufacturer and installer of solar power systems, since August 2009. Mr. Jotwani also serves as a consulting operating executive at Vector Capital, a private equity firm. From 1982 through 2007, he held a number of senior management positions in Europe and the United States with Hewlett-Packard Company, a leading provider of printing and personal computing products and IT services, software and solutions. From 2002 to 2007, Mr. Jotwani served as Senior Vice President and head of Hewlett-Packard’s $16 billion Printing Supplies business and prior to that was President of Hewlett-Packard’s Consumer Business Organization. Mr. Jotwani serves as a trustee of the Crystal Springs Uplands School, and he serves on the advisory board of the Markulla Center of Applied Ethics at Santa Clara University. Mr. Jotwani holds a bachelor’s degree in mechanical engineering from the Indian Institute of Technology in Kanpur, India, a master’s degree in industrial engineering from the University of Wisconsin in Madison and a master’s degree in business administration from Stanford University in Palo Alto, California.	Senior executive leadership and business strategy experience with technology companies

Industry experience through employment with technology companies

Experience through service as a director of public companies

Jonathan D. Klein Age 49 Director since 2003	Mr. Klein is a co-founder of Getty Images, Inc., a provider of imagery and related products and services, where he has served as Chief Executive Officer and a director since its inception in 1995. Prior to founding Getty Images, Mr. Klein served as a director of London-based investment bank Hambros Bank Limited, where he led the bank’s media industry group. Mr. Klein also serves on the boards of Getty Investments L.L.C., Daylife, Life.com, The Groton School, the Global Business Coalition on HIV/AIDS and Friends of the Global Fight Against AIDS, Tuberculosis and Malaria. Mr. Klein holds a Master’s Degree from Cambridge University.	Senior executive leadership and business strategy experience gained through founding a company and through service as a chief executive officer

Media industry experience

Experience through service as a director of public companies
Class 3 Directors

Specific Experience, Qualifications
Biographical Information	and Skills Considered by our Board
Robert Glaser Age 48 Director since 1994	Mr. Glaser has served as Chairman of the Board of Directors of RealNetworks since its inception in 1994 and he served as its Chief Executive Officer from 1994 to January 2010. Mr. Glaser’s professional experience also includes ten years of employment with Microsoft Corporation where he focused on the development of new businesses related to the convergence of the computer, consumer electronics and media industries. Mr. Glaser holds a B.A. and an M.A. in Economics and a B.S. in Computer Science from Yale University.	Senior executive leadership and business strategy experience gained through founding a company and through service as an executive at technology companies

Historical knowledge of RealNetworks through 16 years of service as Chief Executive Officer and Chairman of the Board

Specific Experience, Qualifications
Biographical Information	and Skills Considered by our Board
Robert Kimball Age 46 Director since 2010	Mr. Kimball has served as President, Acting Chief Executive Officer and director of RealNetworks since January 2010. Mr. Kimball joined RealNetworks in 1999 and has held various positions including Executive Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary from January 2009 to January 2010, Senior Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary from January 2005 to January 2009, and Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary from January 2003 to January 2005. Mr. Kimball holds a B.A. with distinction from the University of Michigan and a J.D., magna cum laude, from the University of Michigan Law School.	Senior executive leadership and business strategy experience with technology companies, including seven years of service as an executive and General Counsel of RealNetworks

Experience concerning governance, government processes and law

Historical knowledge of RealNetworks through over ten years of service as an employee
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires RealNetworks’ executive officers, directors, and persons who own more than ten percent of a registered class of RealNetworks’ equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all such reports they file. Specific due dates have been established by the SEC, and we are required to disclose in this Proxy Statement any failure to file by those dates.
     Based solely on our review of the copies of such reports we received, and on written representations by the executive officers and directors of RealNetworks regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to its fiscal year ended December 31, 2009, all of the executive officers and directors of RealNetworks, and all of the persons known to RealNetworks to own more than ten percent of the Common Stock, complied with all such reporting requirements.
Code of Business Conduct and Ethics
     We have adopted a Code of Business Conduct and Ethics that applies to all of RealNetworks’ employees, officers and directors. RealNetworks’ Code of Business Conduct and Ethics is publicly available on our website (www.realnetworks.com/company/investor under the caption “Corporate Governance”), or can be obtained without charge by written request to RealNetworks’ Corporate Secretary at the address of RealNetworks’ principal executive office. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver from application of the Code of Business Conduct and Ethics that applies to the Chief Executive Officer or the Chief Financial Officer, and any other applicable accounting and financial employee, by posting such information on our website at www.realnetworks.com/company/investor under the caption “Corporate Governance.”
Shareholder Nominations and Recommendations for Director Candidates
     We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Shareholder Nominations and Recommendations for Director Candidates” in our proxy statement for the 2009 annual meeting of RealNetworks shareholders filed with the SEC on August 12, 2009.
Audit Committee of the Board
     We have a standing Audit Committee of the Board of Directors comprised of Messrs. Benhamou and Jotwani and Ms. Raina. The Audit Committee provides oversight of our accounting and financial reporting, processes and financial statement audits, reviews RealNetworks’ internal accounting procedures and consults with and reviews the services provided by its independent auditors. All of the members of our Audit Committee are financially literate pursuant to Nasdaq rules, and our Board has designated Mr. Benhamou as the Audit Committee Financial Expert, as defined by the SEC and applicable listing standards. Applying the rules of the Nasdaq Stock Market and the SEC, the Board has determined that Mr. Benhamou is independent.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
     This compensation discussion and analysis discusses the principles underlying our executive compensation program and the important factors relevant to the analysis of the compensation of our executive officers. We refer to the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2009, as well as the other individuals included in the Summary Compensation Table on page 23, as our “Named Executive Officers.” The Named Executive Officers are included in the group of individuals identified as “executives” or “executive officers.”
     Role of the Compensation Committee
     The Compensation Committee of the Board of Directors, which currently consists of Messrs. Benhamou and Jotwani, is responsible for the oversight of our executive compensation program. Messrs. Benhamou and Jotwani are non-employee Directors within the meaning of Rule 16b-3 under Section 16 of the Securities Exchange Act of 1934, as amended, outside Directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, and independent Directors under Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee maintains a charter that is available on RealNetworks’ website at http://investor.realnetworks.com/governance.cfm. The Compensation Committee’s purpose is to discharge the Board’s responsibilities relating to compensation of our executive officers. The Compensation Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Compensation Committee’s functions include:
•	Periodically reviewing and making recommendations to the independent members of our Board of Directors regarding the employee agreements or arrangements with, and compensation and termination of, the Chief Executive Officer;

•	Reviewing and establishing the employee agreements or arrangements with, and compensation and termination of, our executive officers other than the Chief Executive Officer;

•	Establishing and revising employee incentive compensation plans (other than with respect to the Chief Executive Officer);

•	Carrying out duties assigned to the Compensation Committee under any stock option plan or other plan and grant stock options to executive officers (other than the Chief Executive Officer);

•	Making regular reports to the Board of Directors; and

•	Performing duties as assigned by the Board of Directors.
     The Compensation Committee may delegate authority to subcommittees, retain or terminate any compensation consultant and obtain advice and assistance from internal or external legal, accounting or other advisers.
     Overview of Executive Compensation Program
     In establishing executive compensation, the Compensation Committee is generally guided by the following philosophy and objectives:
•	Attract, motivate and retain the best executives. The total compensation for executive officers should be competitive with the compensation paid by similarly situated companies in the digital media, technology and other relevant industries and the compensation packages offered by other private and public companies with which we believe we compete for talent, and should enhance retention by having long-term incentives that are subject to multi-year vesting.

•	Reward individual performance against the achievement of measurable performance targets. The compensation packages provided to our executive officers should include compensation that rewards performance as measured against established annual and strategic goals. These goals may cover both the unit for which the executive is responsible and the company as a whole.

•	Provide pay incentives that align executive compensation with the long-term interests of all of our stakeholders — shareholders, customers and employees. Executive compensation should be designed to motivate executives to build a growing, profitable and sustainable business. This can best be achieved by encouraging our executive officers to conceive, develop and market the best products and services in our chosen markets and to exceed customer expectations.

•	Executive compensation elements do not encourage unnecessary and excessive risk taking. Elements of the overall compensation packages provided to our executive officers should provide a balance between fixed and variable elements that are established at sufficient levels to discourage unnecessary risk taking.
     Additionally, in 2009, the Compensation Committee recognized that the global economic recession created a difficult business environment for RealNetworks and that its decisions relating to executive compensation should consider these challenges as part of the Company’s overall objective to be prudent in how it utilizes resources and manages costs.
Role of Management in Compensation Decisions
     In 2009, the Compensation Committee approved the final determination of compensation for our executive officers other than the Chief Executive Officer. The Compensation Committee engaged Buck Consultants, a human resources consulting firm that is an independent third party consultant to the Company (“Buck”), to provide recommendations relating to the Chief Executive Officer’s compensation for its review. Members of the Company’s Human Resources department also provided their views relating to the Chief Executive Officer’s compensation. The Compensation Committee and the other independent Directors considered the recommendations (but was not obligated to take any of them) and approved the final determination of compensation for the Chief Executive Officer. The Compensation Committee meets without the Chief Executive Officer or other members of management present during deliberations concerning the Chief Executive Officer’s compensation. The Compensation Committee has final authority to exercise its discretion in setting compensation amounts or awards for executives and is not bound by the recommendations of the Chief Executive Officer nor of any consultant.
     In January 2010, Robert Glaser, our founder, Chairman and Chief Executive Officer since RealNetworks’ inception in 1994, resigned as Chief Executive Officer and Robert Kimball was appointed President and Acting Chief Executive Officer. Mr. Glaser remains the Chairman of the Board of Directors. With respect to executive officers other than Mr. Kimball, the recommendations of Mr. Kimball are considered by the Compensation Committee when determining the compensation of these executive officers. With respect to Mr. Kimball’s compensation, the Compensation Committee engaged Frederic W. Cook & Co., Inc. (“Cook”) to provide recommendations.
Benchmarking
     Our Human Resources department periodically obtains executive compensation data from outside compensation consultants and/or salary surveys that reflect a peer group of other technology companies and considers this data when making recommendations to the Compensation Committee regarding employment offers to and compensation packages for our executive officers. The Compensation Committee also recognizes that we compete for executive talent with companies that are significantly larger than us, and therefore, it may also consider compensation data from larger companies from time to time when determining executive compensation.
     In 2008, RealNetworks’ management engaged Cook to provide analysis and advice with respect to the compensation of our executive officers other than the Chief Executive Officer (the “2008 Cook Data”). The 2008 Cook Data, together with internal comparators, provided the primary foundation for the establishment of executive compensation that was in effect throughout 2009.
     As part of its compensation analysis, Cook utilized compensation data from a peer group of 14 companies that it determined best represent the competitive labor market in which RealNetworks competes for executive talent (the “2008 Compensation Peer Group”). The companies comprising the 2008 Compensation Peer Group are:

Avid Technologies, Inc.	Getty Images, Inc.*	Red Hat, Inc.	ValueClick, Inc.
CNET Networks, Inc.*	Interactive Data Corp.	Shutterfly Inc.	Vignette Corporation**
F5 Networks, Inc.	Move Inc.	TiVo Inc.	WebMD Health Corp.
Gemstar-TV Guide International, Inc.*	Netflix, Inc.

*	acquired in 2008

**	acquired in 2009
     In reviewing cash compensation, Cook created cash compensation benchmarks using weighted averages of data disclosed in regulatory reports by companies in the 2008 Compensation Peer Group and data from a survey of technology companies with annual revenue of between $200 million and $1 billion. Cook also conducted a review of total target annual cash compensation consisting of annual base salary and target cash incentive compensation and the long-term equity compensation of executives in the 2008 Compensation Peer Group, including carried-interest equity ownership.

     Management also engaged Cook in 2008 to provide analysis and advice with respect to the compensation of John Barbour, who joined RealNetworks in October 2008 as the President of RealNetworks’ Games division. As part of their compensation analysis, Cook utilized compensation data from a peer group of 15 companies (the “Compensation Peer Group”) as set forth below:

CNET Networks, Inc.*	Midway Games, Inc.**	Sonic Solutions	TiVo Inc.
Digimarc Corporation	Move Inc.	The Knot Inc.	United Online, Inc.
DivX, Inc.	Orbitz Worldwide, Inc.	TheStreet.com, Inc.	Vignette Corporation**
Glu Mobile Inc.	Shutterfly, Inc.	THQ Inc.

*	acquired in 2008

**	acquired in 2009
     The Compensation Peer Group used in determining Mr. Barbour’s compensation differed from the 2008 Compensation Peer Group because RealNetworks hired Mr. Barbour to lead its Games division as President. RealNetworks has previously announced its intention to separate the Games division from the Company after which RealNetworks expects that Mr. Barbour will be the chief executive officer of the new entity.
     Based on the Compensation Peer Group data and Cook’s recommendations, the Compensation Committee approved an annual base salary of $450,000 for Mr. Barbour, which is between 50% and 75% of competitive market rates. Mr. Barbour’s target performance-based cash incentive compensation was established at 100% of Mr. Barbour’s annual base salary, which is approximately 75% of competitive market rates. After considering the analysis provided by Cook and that Mr. Barbour is expected to lead the Games division through its anticipated separation from RealNetworks, the Compensation Committee believed that setting Mr. Barbour’s compensation at these targets and targeted range was appropriate.
2009 Executive Compensation
Compensation of the Chief Executive Officer
     In 2009, the Compensation Committee retained Buck to provide analysis and recommendations with respect to the 2009 compensation of Robert Glaser, our former Chief Executive Officer. As part of their compensation analysis, Buck utilized compensation data from a peer group of 14 companies (the “2009 CEO Peer Group”) as set forth below:

Avid Technologies, Inc.	Getty Images, Inc.*	Red Hat, Inc.	ValueClick, Inc.
CNET Networks, Inc.*	Interactive Data Corp.	Shutterfly Inc.	Vignette Corporation**
F5 Networks, Inc.	Move Inc.	TiVo Inc.	WebMD Health Corp.
Gemstar-TV Guide International, Inc.*	Netflix, Inc.

*	acquired in 2008

**	acquired in 2009
     The size of the 2009 CEO Peer Group was increased to 14 companies as compared to 10 companies used in RealNetworks’ analysis of the 2008 compensation of Mr. Glaser in order to reflect a broader representation of compensation data on which Buck’s analysis and recommendations would be based. The addition of certain companies to, and the removal of other companies from, the 2009 CEO Peer Group as compared to 2008 was deemed appropriate by the Compensation Committee in order to reflect a more representative sampling of companies that are similar in size and scope to RealNetworks.
     Buck analyzed the total compensation for chief executive officers in the 2009 CEO Peer Group who had been employed in their positions for at least 12 months. In developing its recommendations, Buck considered compensation based on several market positions, some of which were below market median and some of which were above market median. Based on the Buck analysis, in April 2009 the Compensation Committee and the independent members of the Board of Directors approved an annual base salary of $275,000 for Mr. Glaser effective January 1, 2009, which is approximately 50% of competitive market rates of the 2009 CEO Peer Group for annual base salary. Previously, Mr. Glaser’s annual base salary was established at $1. Performance-based cash incentive compensation (the “2009 CEO Incentive Plan”) was approved in the amount of $550,000 for achievement of target goals at a level of 100%, which is approximately 100% of competitive market rates of the 2009 CEO Peer Group for cash incentive compensation. Total target 2009 cash compensation for Mr. Glaser was established below competitive market rates of the 2009 CEO Peer Group. The Compensation Committee and the independent members of the Board of Directors agreed with Buck’s recommendations in providing Mr. Glaser with incentive compensation that is weighted more heavily than his annual base salary in consideration of his responsibilities to lead the Company and in order to motivate him to drive the Company’s success. The Compensation Committee also considered the reimbursement of certain private chartered aircraft expenses paid by Mr. Glaser for RealNetworks business travel, as described below, in determining Mr. Glaser’s total cash compensation for 2009.

     The Compensation Committee and the independent members of the Board of Directors also approved the reimbursement of private chartered aircraft expenses paid by Mr. Glaser for RealNetworks business travel up to a maximum of $500,000 in 2009. This maximum amount is a decrease of 50% from the maximum reimbursement amount approved with respect to 2008 business travel in recognition of the fact that due to challenging economic conditions, the Compensation Committee expected that Mr. Glaser would travel less frequently by private chartered aircraft in 2009. In making this adjustment, the Compensation Committee also acknowledged that in considering Mr. Glaser’s overall compensation, the reduction in the travel reimbursement limit was partially mitigated by an increase in Mr. Glaser’s 2009 annual base salary. The reimbursement of reasonable business-related chartered aircraft expenses was conditioned upon the proper substantiation and documentation of all of Mr. Glaser’s business-related travel. Amounts reimbursed to Mr. Glaser for reasonable and substantiated business-related travel constitute tax deductible business expenses for RealNetworks and do not constitute income to Mr. Glaser. Personal travel (that is, travel without a substantiated business-related purpose) was not eligible for reimbursement.
     The target payout for Mr. Glaser under the 2009 CEO Incentive Plan was based equally on the achievement of RealNetworks’ annual consolidated revenue and EBITDA targets in 2009 such that he would earn $275,000 for 100% achievement of the consolidated corporate revenue target and $275,000 for 100% achievement of the corporate EBITDA target. Business targets for the 2009 CEO Incentive Plan were established at the beginning of the plan year and were derived from RealNetworks’ strategic business plan. The Compensation Committee’s philosophy is to set challenging performance goals for executives, and it therefore established revenue and EBITDA targets under the 2009 CEO Incentive Plan that (a) have a degree of difficulty which the Compensation Committee considers to be challenging but achievable, and (b) require that RealNetworks achieve a high level of financial performance in the context of the current business climate.
     Under the 2009 CEO Incentive Plan, Mr. Glaser would have been eligible to earn a maximum of $2,200,000 in performance-based cash incentive compensation in the event of over-achievement against target goals. No portion of the revenue-based payout was earned if less than 90% of the revenue target was achieved. For achievement of the revenue target between 90%-100%, Mr. Glaser was eligible to earn between 70%-100% of the revenue-based payout calculated on a linear basis starting at a 70% payout for achievement of 90% of the revenue target up to a 100% payout for 100% achievement of the revenue target. For achievement of the revenue target between 100%-110%, Mr. Glaser was eligible to earn between 100%-200% of the revenue-based payout calculated on a linear basis starting at a 100% payout for achievement of 100% of the revenue target up to a 200% payout for 110% achievement of the revenue target. For achievement of the revenue target between 110%-120%, Mr. Glaser was eligible to earn between 200%-400% of the revenue-based payout calculated on a linear basis starting at a 200% payout for achievement of 110% of the revenue target up to a 400% payout for 120% achievement of the revenue target.
     For achievement of the EBITDA target between 0%-100%, Mr. Glaser was eligible to earn between 0%-100% of the EBITDA-based payout calculated on a linear basis starting at 0% payout for achievement of 0% to a 100% payout for 100% achievement of the EBITDA target. For achievement of the EBITDA target between 100%-160%, Mr. Glaser was eligible to earn between 100%-200% of the EBITDA-based payout calculated on a linear basis starting at a 100% payout for achievement of 100% of the EBITDA target up to a 200% payout for 160% achievement of the EBITDA target. For achievement of the EBITDA target between 160%-200%, Mr. Glaser was eligible to earn between 200%-400% of the EBITDA-based payout calculated on a linear basis starting at 200% payout for achievement of 160% of the EBITDA target up to a 400% payout for 200% achievement of the EBITDA target.
     A summary of the payout mechanics of the 2009 CEO Incentive Plan is as follows:

Revenue		EBITDA
Attainment	Incentive Payout	Attainment	Incentive Payout
<90%	No payout	0% - 100%	0 - 100%
90% - 100%	70% - 100%	100% - 160%	100% - 200%
>100% - 110%	100% - 200%	160% - 200%	200% - 400%
>110% - 120%	200% - 400%

     The 2009 corporate revenue and EBITDA targets against which performance under the 2009 CEO Incentive Plan was to be measured are as follows:

2009 Corporate Revenue Target	2009 Corporate EBITDA Target
(in millions)	(in millions)
$627.8	$34.8
     Notwithstanding the performance and payout targets established under the 2009 CEO Incentive Plan, the Compensation Committee has the authority and discretion to interpret and administer the 2009 CEO Incentive Plan, including (but not limited to) the authority to determine the size of any payouts. In addition, the Chief Executive Officer must have been employed through the date of payment to be eligible to receive payment under the 2009 CEO Incentive Plan, except in the case of death, disability, or termination other than for cause. Effective January 12, 2010, Mr. Glaser resigned from his position as Chief Executive Officer of RealNetworks prior to the payout of any award under the 2009 CEO Incentive Plan. Accordingly, Mr. Glaser did not earn a payout under the 2009 CEO Incentive Plan.
     In considering whether to grant additional equity compensation to our Chief Executive Officer in 2009, the Compensation Committee considered the effectiveness of providing additional equity compensation in situations where an executive has significant equity ownership, particularly in relation to the potential dilution that may result from such grants. In light of Mr. Glaser’s significant equity ownership, the Compensation Committee determined that the elements of Mr. Glaser’s compensation arrangements must be determined with reference to his significant ownership position so that his overall compensation is structured to provide effective incentives while addressing potential dilution concerns. At the time it considered equity compensation for Mr. Glaser, the Compensation Committee concluded that Mr. Glaser had sufficient long-term incentive compensation through the CEO Incentive Plan and the return on the value of additional equity compensation did not outweigh the impact of increased dilution. Accordingly, the Compensation Committee did not grant additional equity compensation to Mr. Glaser in 2009.
     In April 2010, the Compensation Committee approved payments to Mr. Glaser consisting of $250,958, the amount Mr. Glaser would have earned under the 2009 CEO Incentive Plan had he remained employed by RealNetworks on the date payments were made under the Company’s cash incentive plans, and an additional severance amount of $149,042.
Compensation of Named Executive Officers Other than the Chief Executive Officer
     For 2009, the principal components of compensation for our Named Executive Officers other than the Chief Executive Officer were:
•	Base salary;

•	Performance-based short-term cash incentive compensation through the 2009 Executive MBO Incentive Plan (the “2009 MBO Plan”);

•	Long-term equity incentive compensation (Mr. Skorny);

•	Discretionary cash bonus awards (Messrs. Eggers and Skorny); and

•	Benefits, including severance and change in control benefits.

     The following table shows the allocation of various compensation elements as a percentage of total compensation earned by or paid to our Named Executive Officers other than the Chief Executive Officer in 2009, except as otherwise noted:

	Base	Cash Bonus	Equity	All Other
Name and Principal Position	Salary	Awards	Compensation	Compensation
Michael Eggers	66.9%	32.2%	0%	(1)
Senior Vice President, Chief Financial Officer and Treasurer

John Barbour	47.2%	30.3%	0%	22.5%
President, Games Division

John Giamatteo	54.1%	45.4%	0%	(1)
Former Chief Operating Officer

Hank Skorny(2)	30.5%	25.7%	43.4%	(1)
Senior Vice President, Media Cloud Computing and Services

(1)	Less than 1%. Includes amounts matched under RealNetworks’ 401(k) plan and life insurance premiums.

(2)	The equity compensation amount for Mr. Skorny was based on the full grant date fair value as determined in accordance with financial statement reporting rules, and does not represent actual compensation earned or received by Mr. Skorny.
     The following table shows the 2009 target cash bonus awards for the Named Executive Officers other than the Chief Executive Officer, which are not necessarily amounts actually paid:

Name	2009 Target Cash Bonus Awards
Michael Eggers	$131,175
John Barbour	$450,000
John Giamatteo	$435,000
Hank Skorny	$148,500
     2009 Base Salary. We provide Named Executive Officers and other employees with base salary to compensate them for services rendered to RealNetworks and to meet our objective of attracting and retaining executive talent needed to run our business. Base salaries for Named Executive Officers are determined for each executive based on position, responsibility, experience, overall company budgets and competitive market data. When determining base salaries, the Compensation Committee also considers other factors including the salaries established for comparable positions in companies in our industry and geographic region, salaries paid to executives at other companies with which we compete for comparable talent, the historical and comparative compensation levels of our executives and the executive’s performance in the preceding year. Base salaries are adjusted from time to time to recognize various levels of responsibility, individual performance, market conditions and internal equity issues, and base salary adjustments are at the discretion of the Compensation Committee.
     The Compensation Committee determined that in light of overall economic conditions, our employees and executive officers would not receive merit-based salary increases in 2009 other than in connection with promotions. Accordingly, the base salaries of our Named Executive Officers who were employed by RealNetworks at the end of fiscal year 2008, other than our Chief Executive Officer, remained the same for fiscal year 2009.
     2010 Base Salary. In February 2010, the Compensation Committee approved the following increases in the annual base salaries of Messrs. Kimball, Eggers and Skorny based on individual performance and in recognition of the increased scope of their roles and responsibilities as RealNetworks entered into a transition period following Mr. Glaser’s resignation as Chief Executive Officer in January 2010:

Name	Salary Increase	Base Salary	Effective Date
Robert Kimball	15%	$425,000	February 2010
Michael Eggers	20%	$350,000	February 2010
Hank Skorny	6%	$350,000	February 2010

     The Compensation Committee did not adjust Mr. Barbour’s base salary because it believed that Mr. Barbour was sufficiently incentivized at his current salary level. Additionally, Mr. Giamatteo’s base salary did not change because he resigned as Chief Operating Officer of the Company in January 2010 effective April 2, 2010.
     2009 Performance-based Cash Incentive Compensation. In January 2009, the Compensation Committee approved the 2009 Executive MBO Incentive Plan (the “2009 MBO Plan”). The 2009 MBO Plan is a performance-based cash incentive plan that pays cash awards to participants semi-annually based on the achievement of corporate and/or divisional revenue and EBITDA target goals as of the close of each calendar six-month period. Participants in the 2009 MBO Plan include the Named Executive Officers other than the Chief Executive Officer and the Chief Financial Officer, as well as certain other officers and employees of RealNetworks. A principal element of the Company’s strategy is to produce financial results that are in the interests of the Company and its shareholders, and therefore, the inclusion of revenue targets as a performance measure under the 2009 MBO Plan is consistent with the Company’s consideration of revenue as a key driver of its success. In addition, the Company believes that EBITDA is a key metric of operational performance, as it eliminates expenses that are not reflective of underlying business performance. Therefore, EBITDA is also included as a performance measure under the 2009 MBO Plan. The Compensation Committee believes that revenue and EBITDA are appropriate goals in motivating participants in the 2009 MBO Plan since they align the interests of the 2009 MBO plan participants with those of the Company and its shareholders.
     In considering ranges for target performance and target payouts for executives participating in the 2009 MBO Plan, the Compensation Committee recognized that the broader economic conditions expected to be experienced during most, if not all, of 2009 would likely significantly impact RealNetworks’ business unit and overall corporate performance. Given this expected challenging macroeconomic environment, the Compensation Committee desired to establish ranges for target performance and target payouts that would incentivize our executives to continue to work hard throughout 2009 to achieve target performance, particularly because the Compensation Committee’s philosophy is to establish challenging goals for target performance. Accordingly, the Compensation Committee changed the ranges for target performance and target payouts under the 2009 MBO Plan from those established under the 2008 Executive MBO Plan in order to increase the maximum target payouts over a broader range of target performance, to increase the minimum target payout if target performance is achieved and to lower the performance threshold at which a target payout is made with respect to the maximum EBITDA-based payout.
     In light of these changes, for Messrs. Barbour, Giamatteo and Skorny, no portion of the target payout based on revenue goals was earned if less than 90% of the revenue target was achieved. For achievement of 90%-100% of the revenue target, each of Messrs. Barbour, Giamatteo and Skorny were eligible to earn 70%-100% of the portion of the target payout based on the level of achievement of the revenue target. For achievement of 100%-110% of the revenue target, each of Messrs. Barbour, Giamatteo and Skorny were eligible to earn between 100% and 130% of the target payout based on the level of achievement of the revenue target. For achievement of 110%-120% of the revenue target, each of Messrs. Barbour, Giamatteo and Skorny were eligible to earn between 130% and 200% of the target payout based on the level of achievement of the revenue target. Target payouts to each of Messrs. Barbour, Giamatteo and Skorny based on achievement of EBITDA targets were earned linearly from 0-100%, with additional linear payouts up to a maximum of 200% for profitable units with revenue achievement of 90% or greater. There was no performance threshold for the EBITDA-based target payout, except in instances where the EBITDA target is a negative number.
     A summary of the 2009 MBO Plan payout mechanics is as follows:

Revenue		EBITDA
Attainment	Incentive Payout	Attainment	Incentive Payout
<90%	No payout	0 - 100%	0 - 100%
90% - 100%	70% - 100%	100% - 160%	100% - 160%
>100% - 110%	100% - 130%	>160% - 200%	160% - 200%
>110% - 120%	130% - 200%
     Notwithstanding the performance and payout targets established under the 2009 MBO Plan, the Compensation Committee has the authority and discretion to interpret and administer the 2009 MBO Plan, including (but not limited to) the authority to determine who is eligible to participate in the 2009 MBO Plan and the size of any payouts.
     Under the 2009 MBO Plan, a participant must have been employed in a position that was eligible to participate in the 2009 MBO Plan on the first and last day of a quarter to be eligible to earn incentive compensation under the 2009 MBO Plan for that quarter. In addition, executive officers must have been employed on the last day of each six-month period and on the date payments were made in order to be eligible to receive payment under the 2009 MBO Plan, except in the case of death, disability or termination of employment by RealNetworks other than for cause.

     Business targets for the 2009 MBO Plan were established at the beginning of the plan year and were derived from RealNetworks’ strategic business plan. The Compensation Committee’s philosophy is to set challenging performance goals for executives, and it therefore established revenue and EBITDA targets under the 2009 MBO Plan that (a) have a degree of difficulty which the Compensation Committee considers to be challenging but achievable, and (b) require a high level of financial performance in the context of the current business climate.
     The corporate and divisional revenue and EBITDA targets for our Games and our Technology Products & Solutions and Media Software & Services (“TPS/MSS”) divisions against which performance under the 2009 MBO Plan was measured with respect to Messrs. Barbour, Giamatteo and Skorny are as follows:

	Revenue Target	EBITDA Target	Revenue Target	EBITDA Target
	(First Half 2009)	(First Half 2009)	(Second Half 2009)	(Second Half 2009)
	$ (in millions)	$ (in millions)	$ (in millions)	$ (in millions)
Corporate	294.2	3.2	333.6	31.6
Games	64.9	(5.4)	69.4	(1.3)
TPS/MSS	136.4	24.2	159.3	41.6
     When determining the payout amounts under the 2009 MBO Plan for the first half of 2009, the Compensation Committee approved certain discretionary adjustments in corporate and divisional EBITDA results in connection with special items including (a) lowering corporate EBITDA results by $2.76 million to neutralize for non-use of budgeted discretionary expense, and (b) lowering corporate and divisional EBITDA results by $1.2 million for a one-time immaterial adjustment from a change in accounting policy. The Compensation Committee determined that these adjustments were appropriate because these special items reflected macroeconomic conditions and accounting requirements over which the executives had no control.
     • Mr. Eggers. In 2009, Mr. Eggers participated in a separate discretionary cash bonus program, which is discussed further below, and was not eligible to participate in the 2009 MBO Plan. This separate program is designed to maintain appropriate independence for key control executives.
     • Mr. Barbour. Mr. Barbour serves as the President of RealNetworks’ Games division. RealNetworks has previously announced its intention to separate the Games division from the Company. Following such separation, RealNetworks expects that Mr. Barbour will be the chief executive officer of the new entity. The target amount of Mr. Barbour’s performance-based cash incentive compensation was established based on competitive market data for chief executive officer positions in the Compensation Peer Group established by Cook in 2008.
     In the first and second halves of 2009, Mr. Barbour was eligible to earn a target of 100% of his annual base salary in performance-based cash incentive compensation under the 2009 MBO Plan based equally on the achievement of RealNetworks’ consolidated revenue and EBITDA targets and revenue and EBITDA targets for the Games division.
     In the first half of 2009, Mr. Barbour earned cash incentive compensation based on 93.99% achievement of corporate revenue targets, 157.2% achievement of corporate EBITDA targets, 96.46% achievement of revenue targets for the Games division and 113.84% achievement of EBITDA targets for the Games division, resulting in an overall cash incentive compensation payout of approximately 107.13% of the targeted payment for the measurement period.
     In the second half of 2009, Mr. Barbour earned cash incentive compensation based on 85.66% achievement of corporate revenue targets, 84.58% achievement of corporate EBITDA targets, 86.77% achievement of revenue for the Games division and -268.59% achievement of EBITDA targets for the Games division, resulting in an overall cash incentive compensation payout of approximately 21.15% of the targeted payment for the measurement period.

     In 2009, Mr. Barbour earned performance-based cash incentive compensation under the 2009 MBO Plan as follows:

	First Half 2009	First Half 2009	Second Half 2009	Second Half 2009
Performance Metric	Payout Attainment	Payout Amount	Payout Attainment(1)	Payout Amount
Corporate Revenue	81.98%	$46,113	0%	$0
Corporate EBITDA	157.20%	$88,422	84.58%	$47,579
Games Revenue	89.37%	$50,269	0%	$0
Games EBITDA	100.00%	$56,248	0%	$0
Overall Payout Attainment and Total Payout	107.13%	$241,052	21.15%	$47,579
     • Mr. Giamatteo. In 2009, Mr. Giamatteo served as RealNetworks’ Chief Operating Officer and was also responsible for overseeing RealNetworks’ TPS/MSS divisions, and this position entailed more responsibility for strategic operating decisions and a greater direct influence on overall company performance than most executive positions. Therefore, Mr. Giamatteo had a greater percentage of his total compensation opportunity tied to short-term and long-term incentives than most executive officers.
     In the first and second halves of 2009, Mr. Giamatteo was eligible to earn a target of 100% of his annual base salary in performance-based cash incentive compensation under the 2009 MBO Plan based equally on the achievement of RealNetworks’ consolidated revenue and EBITDA targets and the revenue and EBITDA targets for the TPS/MSS divisions.
     In the first half of 2009, Mr. Giamatteo earned cash incentive compensation based on 93.99% achievement of corporate revenue targets, 157.2% achievement of corporate EBITDA targets, 94.87% achievement of revenue targets for the TPS/MSS divisions and 99.07% achievement of EBITDA targets for the TPS/MSS divisions, resulting in an overall cash incentive compensation payout of approximately 105.71% of the targeted payment for the measurement period.
     In the second half of 2009, Mr. Giamatteo earned cash incentive compensation based on 85.66% achievement of corporate revenue targets, and 84.58% achievement of corporate EBITDA targets, 93.62% achievement of revenue for the TPS/MSS divisions and 82.5% achievement of EBITDA targets for the TPS/MSS divisions, resulting in an overall cash incentive compensation payout of approximately 61.99% of the targeted payment for the measurement period.
     In 2009, Mr. Giamatteo earned performance-based cash incentive compensation under the 2009 MBO Plan as follows:

	First Half 2009	First Half 2009	Second Half 2009	Second Half 2009
Performance Metric	Payout Attainment	Payout Amount	Payout Attainment(1)	Payout Amount
Corporate Revenue	81.98%	$44,575	0%	$0
Corporate EBITDA	157.20%	$85,475	84.58%	$45,993
TPS/MSS Revenue	84.62%	$46,011	80.87%	$43,975
TPS/MSS EBITDA	99.07%	$53,868	82.50%	$44,862
Overall Payout Attainment and Total Payout	105.71%	$229,929	61.99%	$134,830
     • Mr. Skorny. Mr. Skorny was eligible to earn a target of 45% of his annual base salary in performance-based cash incentive compensation under the 2009 MBO Plan based equally on the achievement of consolidated revenue and EBITDA targets.
     In the first half of 2009, Mr. Skorny earned cash incentive compensation under the 2009 MBO Program based on 93.99% achievement of corporate revenue targets and 157.2% achievement of EBITDA targets, resulting in an overall cash incentive compensation payout of approximately 119.59% of the targeted payment for the measurement period.
     In the second half of 2009, Mr. Skorny earned cash incentive compensation under the 2009 MBO Program based on 85.66% achievement of corporate revenue targets, and 84.58% achievement of corporate EBITDA targets, resulting in an overall cash incentive compensation payout of approximately 42.29% of the targeted payment for the measurement period.

     In 2009, Mr. Skorny earned performance-based cash incentive compensation under the 2009 MBO Plan as follows:

	First Half 2009	First Half 2009	Second Half 2009	Second Half 2009
Performance Metric	Payout Attainment	Payout Amount	Payout Attainment	Payout Amount
Corporate Revenue	81.98%	$30,434	0%	$0
Corporate EBITDA	157.20%	$58,358	84.58%	$31,402
Overall Payout Attainment and Total Payout	119.59%	$88,792	42.29%	$31,402
     2010 Performance-based Cash Incentive Compensation. For 2010, the Compensation Committee engaged Cook to review the Company’s annual performance-based cash incentive compensation. Based on Cook’s recommendations to the Compensation Committee, the Compensation Committee and the other independent members of the Board of Directors of RealNetworks approved the 2010 Executive MBO Plan (the “2010 MBO Plan”) in March 2010. The 2010 MBO Plan is a bonus plan that pays cash awards to participants based on performance targets that are established at the beginning of each six-month measurement period during the 2010 calendar year. Participants in the 2010 MBO Plan include Messrs. Eggers, Barbour and Skorny, as well as Mr. Kimball, and certain other officers and employees of RealNetworks.
     In March 2010, the Compensation Committee and the other independent members of the Board approved performance targets and payout mechanics under the 2010 MBO Plan for the first six-month measurement period beginning January 1, 2010 and ending on June 30, 2010 (the “First Measurement Period”). For the First Measurement Period, cash awards will be based on financial metrics consisting of revenue, operating expenses and EBITDA as well as business milestones. The Compensation Committee recognized that performance-based cash incentive programs should align rewards with the achievement of key business objectives during times of transition, and that quantitative financial metrics can be supplemented with qualitative, well-defined business goals and milestones. Therefore, the Compensation Committee determined that the achievement of business milestones was an appropriate performance metric that should supplement financial metrics in the 2010 MBO Plan. It also determined that while Mr. Eggers had participated in a discretionary cash bonus program in the past, it was appropriate to include him as an eligible participant in the 2010 MBO Plan in order to achieve alignment with the other members of the senior executive team in working to achieve the Company’s transformational business goals and objectives.
     Target payouts under the 2010 MBO Plan as a percentage of annual base salary for Messrs. Kimball, Eggers, Barbour and Skorny are as follows:

Target 2010 MBO Payout
Name	(as a percentage of annual base salary)
Robert Kimball	100%
Michael Eggers	75%
John Barbour	100%
Hank Skorny(*)	45%

*	In 2010, Mr. Skorny is eligible to earn additional performance-based cash incentive compensation equal to 30% of his annual base salary as described below.
     The target payout under the 2010 MBO Plan for the First Measurement Period for each of Messrs. Kimball, Eggers, Barbour and Skorny is based 75% on the achievement of RealNetworks’ consolidated revenue, operating expense and EBITDA targets, with each financial metric having equal weight, and 25% on the achievement of business milestones. For Messrs. Kimball, Eggers, Barbour and Skorny, no portion of the target payout based on revenue and operating expense goals will be paid if less than 90% of the revenue and operating expense targets is achieved. For achievement of 90% or greater of the revenue and operating expense targets, each of Messrs. Kimball, Eggers, Barbour and Skorny will be paid linearly based on the level of achievement of the revenue and operating expense targets. Target payouts to each of Messrs. Kimball, Eggers, Barbour and Skorny based on achievement of the EBITDA target will be capped at 100%, and no portion of the target payout based on EBITDA will be paid if less than 100% of the EBITDA target is achieved. For achievement of business milestones that are established at the beginning of each performance period, the Compensation Committee will review and approve attainment results at the end of the First Measurement Period and will consider the recommendations of RealNetworks’ Chief Executive Officer in determining the level of such attainment. In light of the Company’s transitional activities and transformational objectives for 2010, the Compensation Committee established performance goals for the First Measurement Period that are conservative as compared to the Company’s previous performance-based cash incentive plans. The Compensation Committee recognized the importance of incentivizing the Company’s executives to achieve financial stability of the organization and effective execution of transformational strategic milestones in 2010, and therefore it designed the 2010 MBO Plan to be a transitional plan that includes both business milestones and quantitative financial metrics.
     Notwithstanding the performance and payout targets established under the 2010 MBO Plan, the Compensation Committee has the authority and discretion to interpret and administer the 2010 MBO Plan, including (but not limited to) the authority to determine who is eligible to participate in the 2010 MBO Plan and the size of any payouts. Under the 2010 MBO Plan, a participant must be employed in a position that is eligible to participate in the 2010 MBO Plan on the first and last day of a quarter to be eligible to earn incentive compensation under the 2010 MBO Plan for that quarter. In addition, executive officers must be employed on the last day of each six-month period and on the date payments are made in order to be eligible to receive payment under the 2010 MBO Plan, except in the case of death, disability or certain terminations of employment by RealNetworks other than for cause.
     • Mr. Skorny. In 2010, Mr. Skorny is eligible to earn additional performance-based cash incentive compensation having a payout target equal to 30% of his annual base salary. For the First Measurement Period, payout attainment will be based equally on the achievement of special project-related milestones and operating expense targets. The Compensation Committee will review and approve attainment results at the end of the First Measurement Period and will consider the recommendations of RealNetworks’ Chief Executive Officer in determining the level of such attainment. No portion of the target payout based on operating expense goals will be paid if less than 90% of the operating expense goals is achieved. For achievement of 90% or greater of the operating expense goals, Mr. Skorny will be paid linearly based on the level of achievement of the operating expense goals.
     Discretionary Cash Bonus Awards. From time to time, RealNetworks utilizes discretionary signing, promotion and retention bonus awards as compensation tools that provide incentives for executives to accept employment offers, to reward outstanding performance by executives and to retain key executives. In addition, from time to time RealNetworks may establish separate discretionary cash bonus award programs under which certain executives may earn cash bonus awards.
     • Mr. Eggers. In 2009, discretionary cash bonus compensation for Mr. Eggers was targeted at 45% of annual base salary. Discretionary cash bonus payments are determined and paid semi-annually and are based on performance during each six-month measurement period. The Compensation Committee has the discretion to award cash bonuses that are greater than or less than the established target amount. In the first half of 2009, Mr. Eggers earned discretionary cash bonus compensation that resulted in a payout of 100% of the targeted payment based on his individual performance and contributions to the overall performance of RealNetworks during the measurement period. In the second half of 2009, Mr. Eggers earned discretionary cash bonus compensation that resulted in a payout of 114.35% of the targeted payment based on his individual performance and contributions to the overall performance of RealNetworks during the measurement period. The Compensation Committee gave special consideration to Mr. Eggers’ leadership and oversight of RealNetworks’ 2009 initiatives to reduce costs, increase operational efficiency and reduce redundancies throughout the organization in establishing the amount of the discretionary cash bonus awards to Mr. Eggers in 2009.
     In 2009, Mr. Eggers earned discretionary cash bonus compensation as follows:

First Half 2009		Second Half 2009
Payout	First Half 2009	Payout	Second Half 2009
(% of Targeted Payment)	Payout ($)	(% of Targeted Payment)	Payout ($)
100%	65,588	114.35%	75,000
     • Mr. Skorny. In connection with his acceptance of an offer of employment by RealNetworks as Senior Strategic Advisor in January 2009, Mr. Skorny received a signing bonus in the amount of $100,000. In October 2009, Mr. Skorny was promoted to Senior Vice President, Media Cloud Computing and Services and was awarded a cash bonus in the amount of $50,000 in connection with this promotion.
     2010 Retention Arrangements. The Compensation Committee recognizes that RealNetworks relies upon the experience and expertise of certain key executives to manage the business of RealNetworks rigorously and objectively for the benefit of the Company and its shareholders. In light of the ongoing transitional activities resulting from the departure in January 2010 of RealNetworks’ former Chief Executive Officer and the desire to retain the current key senior executive team, as well as to reinforce and encourage the continued attention and commitment of certain key executives to their duties without distraction at a time when RealNetworks is engaged in transforming its business following a challenging period for the Company, the Compensation Committee approved retention letter agreements in January 2010 between RealNetworks and certain key employees of the Company, including Messrs. Kimball, Eggers and Skorny (the “Retention Agreements”). The Retention Agreements provide for (a) a bonus of up to $850,000 to be paid to Mr. Kimball, and (b) a bonus of up to $700,000 to be paid to each of Messrs. Eggers and Skorny, with two-thirds of the total amount of each such bonus to be paid on February 1, 2011, and the remaining one-third of the total amount to be paid on August 1, 2011, subject to the continued employment of the respective executive officer through each such date. Under the Retention Agreements, one-half of the maximum amount is guaranteed to be paid. On each scheduled payment date, subject to the continued employment of the respective executive officer, Messrs. Kimball, Eggers and Skorny will each receive 50% of the scheduled amount of his respective bonus, and the remaining 50% (or lesser amount) will be paid only if approved by the Compensation Committee, at its discretion. In the event of the termination of Mr. Kimball, Mr. Eggers or Mr. Skorny without “cause” or resignation for “good reason” (as such terms are defined in the Change in Control and Severance Agreement for each of Mr. Kimball, Mr. Eggers and Mr. Skorny as described under the caption “Severance and Change in Control Benefits” on page 20), the respective executive officer is entitled to receive the unpaid portion of the maximum retention bonus amount that otherwise is scheduled to be paid after such termination. In the event of the death or permanent disability of Mr. Kimball, Mr. Eggers or Mr. Skorny, the Company will pay a prorated amount of the respective retention bonus (less any amounts previously paid), with any payout of the discretionary portion remaining subject to the Compensation Committee’s discretion.
     In addition, in recognition of Mr. Kimball’s service as Acting Chief Executive Officer of RealNetworks, Mr. Kimball is entitled to receive a cash bonus in the amount of $100,000 on July 12, 2010, subject to his continued employment by RealNetworks through such date. If RealNetworks terminates Mr. Kimball’s employment without “cause” or he resigns for “good reason” (as such terms are defined in the Change in Control and Severance Agreement described in the preceding paragraph) prior to July 12, 2010, Mr. Kimball will receive 100% of this cash bonus within thirty (30) days of his termination of employment.
     Long-term Equity Incentive Compensation. As previously noted, due to the challenging economic environment in 2009, the Compensation Committee determined that there would be no merit-based compensation adjustments for the Named Executive Officers other than the Chief Executive Officer. In January 2009, Mr. Kimball was promoted to Executive Vice President, Corporate Development and Law, General Counsel and Corporate Secretary and was awarded stock options for the purchase of 130,000 shares of common stock that will vest over four years in connection with this promotion. In January 2009, Mr. Skorny joined RealNetworks and was awarded stock options for the purchase of 300,000 shares of common stock that will vest over four years in connection with his offer of employment as Senior Strategic Advisor. The exercise prices of the stock options granted to Messrs. Kimball and Skorny was equal to the closing price of RealNetworks common stock on the respective grant dates. Other than stock options awarded to Mr. Skorny in connection with his offer of employment with RealNetworks, there were no new equity awards granted to the Named Executive Officers in 2009.
     In February 2010, Messrs. Kimball, Eggers and Skorny were awarded stock options for the purchase of 500,000, 400,000 and 135,000 shares of RealNetworks common stock, respectively, in connection with their increased roles and responsibilities as RealNetworks entered into a transitional period following the resignation of RealNetworks’ former Chief Executive Officer and in recognition of their individual performance. The stock options granted to Messrs. Kimball, Eggers and Skorny will vest in equal increments every six months over a four year period. In addition, Mr. Kimball was awarded stock options for the purchase of 60,000 shares of RealNetworks common stock in recognition of his service as Acting Chief Executive Officer of RealNetworks that will vest as to 50% of the shares subject to the options on each of July 12, 2010 and January 12, 2011. The exercise price of the stock options granted to each of Messrs. Kimball, Eggers and Skorny was equal to the closing price of RealNetworks common stock on the effective date of each grant.
     RealNetworks does not have any program, plan or obligation that requires the granting of stock options or other equity awards to any executive officer on specified dates, or that requires the Named Executive Officers to hold stock options or restricted stock units beyond their vesting dates. All stock options are granted with exercise prices that are equal to the last sale price of RealNetworks’ common stock as reported on the Nasdaq Stock Market on the respective date of grant. The Compensation Committee typically grants equity awards to corporate and executive officers at its scheduled meetings or by unanimous written consent. From time to time, the Compensation Committee may authorize the future grant of an equity award to a corporate or executive officer in advance of the commencement of such officer’s employment by RealNetworks or when offering a corporate or executive officer the option of electing to receive an equity award in the form of stock options, restricted stock units, or a combination of stock options or restricted stock units. When authorizing the future grant of an equity award in connection with an offer of employment, the Compensation Committee’s approval of the award is subject to and effective upon the employment of such officer by RealNetworks, and the exercise price of such stock option is equal to the last sale price of our common stock as reported on the Nasdaq Stock Market on the respective date of grant, which would be the first day of our employment of such officer. When authorizing the future grant of equity award(s) that contemplate the recipient electing to receive the award in the form of stock options, restricted stock units or a combination of both, the Compensation Committee will first approve the material terms of such award(s) and establish a future effective date for the grant of the award(s) in order to allow the award recipients time to make irrevocable elections specifying the type of award they are electing to receive. In this case, the exercise price of any stock options granted is equal to the last sale price of our common stock as reported on the Nasdaq Stock Market on the effective date of the grant. Stock options are typically granted to RealNetworks employees upon hire and in connection with annual performance evaluations. Pursuant to the terms of the 2005 Plan, the Board of Directors has delegated authority to each of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer to grant awards under the 2005 Plan to employees who are not directors or officers of RealNetworks, and such awards are typically approved on a weekly basis.

     Benefits and Perquisites. Benefits are part of a competitive compensation package to attract and retain employees, including executives. Our executive officers are eligible to participate in all of our benefit programs. These programs include medical, dental, vision, group life and disability insurance, a medical reimbursement plan, a transportation subsidy and an employee stock purchase plan that permits employees to purchase RealNetworks stock at a 15% discount from the closing sale price of our Common Stock as reported on the Nasdaq Stock Market on the last trading day of each offering period.
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
     Our executive officers participate in the benefit programs described above on the same basis as our other employees. We may offer other benefits to our employees and executive officers from time to time, including relocation packages. In connection with Mr. Barbour’s acceptance of an offer of employment by RealNetworks as President of the Games division in October 2008, RealNetworks agreed to pay the costs of temporary housing and certain commuting expenses during the first twelve months of Mr. Barbour’s employment. RealNetworks also agreed to reimburse Mr. Barbour for the income tax liability associated with the temporary housing and commuting benefits in an amount not to exceed $100,000, including any tax liability resulting from such reimbursement. Due to the postponement of the Company’s planned separation of the Games business from RealNetworks, in December 2009 the Compensation Committee approved the reimbursement of additional temporary housing and commuting expenses for up to an additional six months following November 1, 2009, with such expense reimbursements to be capped at $130,000 (consisting of $80,000 for commuting and temporary housing benefits and $50,000 for the associated tax liability). In 2009, Mr. Barbour was reimbursed for commuting and temporary housing expenses in the amount of $134,218 and the associated income tax liability in the amount of $76,982.
     Since 2002, the imputed costs associated with the occupancy of vacant office space in our headquarters by the Glaser Progress Foundation, a charitable foundation of which Mr. Glaser is Trustee, and by Mr. Glaser’s personal assistant, have been reported as income to Mr. Glaser. Additionally, as discussed above, the Compensation Committee approved the reimbursement of private chartered aircraft expenses paid by Mr. Glaser for RealNetworks business travel up to a maximum of $500,000 in 2009. This was a reduction from the amount approved for him previously in partial consideration for the base salary increase he received in 2009. Following Mr. Glaser’s resignation as Chief Executive Officer, RealNetworks no longer provides for the reimbursement of private chartered aircraft expenses for RealNetworks business travel. Other than as described above, there were no special benefits or perquisites provided to any other Named Executive Officer in 2009.
     Severance and Change in Control Benefits. It is our policy to request our executive officers, excluding our former Chief Executive Officer, to provide a notice period of a certain length of time, typically six months, prior to voluntarily terminating their employment with RealNetworks for the purpose of transitioning responsibilities. The Compensation Committee believes that this is an important element of the executive compensation program, as it provides executive officers reasonable assurance of transitional employment support and it benefits RealNetworks by ensuring continuity during these transitions. In the event an executive officer provides six months’ notice prior to voluntarily terminating his or her employment, he or she will receive a severance payment equal to six months of such executive’s annual base salary, even if RealNetworks does not require the continued services of the executive officer for all or part of such six month notice period. In the event an executive officer provides notice of less than six months prior to voluntarily terminating his or her employment, he or she will receive a severance payment equal to the number of months’ notice provided, up to a maximum severance payment equal to six months of the executive’s annual base salary, even if RealNetworks does not require the continued services of the executive officer for all or part of such notice period. These severance payments are in addition to any base salary earned during these periods and are paid following the last day worked by an executive officer.
     • Mr. Giamatteo. In July 2008, the Compensation Committee approved amended severance provisions for Mr. Giamatteo as part of the terms of his employment as Chief Operating Officer. In the event RealNetworks terminated the employment of Mr. Giamatteo without cause, RealNetworks would have provided Mr. Giamatteo with twelve months’ notice, or it would have paid Mr. Giamatteo his then-current base salary in lieu of notice through any remaining portion of the notice period. Mr. Giamatteo voluntarily resigned as Chief Operating Officer of RealNetworks effective April 2, 2010, and these amended severance provisions no longer apply following that date. In April 2010, RealNetworks and Mr. Giamatteo entered into a Separation and Release Agreement pursuant to which Mr. Giamatteo received a severance payment equal to three months of his annual base salary, or $108,750, and a discretionary cash bonus payment of $108,750.

The Compensation Committee approved these severance and bonus payments after considering Mr. Giamatteo’s efforts to ensure an orderly transition of his responsibilities and in light of Mr. Giamatteo providing three months notice prior to terminating his employment with RealNetworks. In exchange for the payments made to Mr. Giamatteo pursuant to the Separation and Release Agreement, Mr. Giamatteo provided a waiver and release of all claims against RealNetworks.
     • Messrs. Kimball, Eggers and Skorny. In January 2010, the Compensation Committee approved change in control and severance arrangements with respect to certain key employees including Messrs. Kimball, Eggers and Skorny. In the event of a “change in control” of RealNetworks, if the employment of Mr. Kimball, Mr. Eggers or Mr. Skorny is terminated without “cause” or any of such executives resigns for “good reason” (as such terms are defined in the Change in Control and Severance Agreement between RealNetworks and each of Messrs. Kimball, Eggers and Skorny) within three months prior to or 24 months following such change in control, Messrs. Kimball, Eggers and Skorny are each entitled to receive a lump sum payment equal to 125% of the sum of his base salary and target bonus, a lump sum payment of his prorated target bonus for any partial annual incentive bonus period, 100% accelerated vesting of his equity awards granted on or after February 1, 2010, extension of the post-termination exercisability of all equity awards (other than incentive stock options) granted before February 1, 2010 for up to 12 months (and solely with respect to Mr. Kimball, the options may be exercised after termination up to the later of (i) termination of his employment or (ii) termination of his Board service, but with respect to all options, no later than the option’s original term), and 18 months of Company-paid health coverage. In order for each such executive to receive such severance benefits, he must (i) execute a release of claims in favor of RealNetworks, (ii) agree to a nondisparagement obligation, and (iii) agree to non-solicitation and no-hire obligations for a period of 12 months following termination. For purposes of each of these agreements, “cause” includes, for example, the substantial and continuing failure of the executive, after written notice thereof, to render services to Real Networks in accordance with the terms or requirements of his employment for reasons other than illness or incapacity, and his violation of any confidentiality or non-competition agreements with RealNetworks or its subsidiaries that results in material harm to RealNetworks. The term “good reason” includes, for example, a material reduction (of more than 10%) in the executive’s annual base compensation as in effect immediately prior to such reduction, a material reduction in his annual target bonus opportunity (of more than 10%) and a material change (of more than 50 miles) in the geographic location where he is required to perform his work.
     Pursuant to his change in control and severance agreement, Mr. Kimball is entitled to certain additional severance benefits. In the event of Mr. Kimball’s termination of employment without “cause” or resignation for “good reason” other than during the change in control period (as such terms are defined in such agreement and described above), Mr. Kimball will receive a lump sum payment equal to 100% of his base salary, accelerated vesting of up to 250,000 shares subject to his option covering 500,000 shares granted on February 1, 2010, 100% accelerated vesting of his option covering 60,000 shares (described above), and extension of post-termination exercisability of all equity awards for up to 12 months (upon the later of (i) termination of his employment or (ii) termination of his Board service, but no later than the option’s original term). In order to receive the severance benefits under his change in control and severance agreement, Mr. Kimball must (i) execute a release of claims in favor of the Company, (ii) agree to a nondisparagement obligation, and (iii) agree to non-solicitation and no-hire obligations for a period of 12 months following termination.
     Under our equity incentive plans, if we terminate the employment of a Named Executive Officer for any reason other than for cause, and any of such Named Executive Officer’s outstanding stock options or restricted stock units are not fully vested, the individual award agreements entered into with such Named Executive Officer provide that the next vesting installment of such stock options or restricted stock units will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the option commenced or the last anniversary thereof, expressed in full months, provided that the Named Executive Officer executes and delivers a settlement agreement and release satisfactory to us on or before the date of such termination. If the employment of a Named Executive Officer terminates due to such executive officer’s death, any stock options or restricted stock units that are unvested as of the date of such executive officer’s death will fully vest on such date and may be exercised by the estate or legal representative of such executive officer for a period of one year following such date. The Compensation Committee has determined that all employees who hold stock options or restricted stock awards under our equity incentive plans are eligible for these benefits. For purposes of the award agreements, “cause” includes, for example, the substantial and continuing failure of the award holder after written notice to render services to the Company in accordance with the terms or requirements of the award holder’s employment for reasons other than illness or incapacity, willful violation by the award holder of a policy or procedure of the Company, resulting in any case in significant harm to the Company, and the award holder’s violation of any confidentiality or non-competition agreements with the Company or its subsidiaries.
     In addition, our employees and executive officers may be eligible to receive certain benefits with respect to outstanding awards granted under our equity incentive plans in the event of a change in control of RealNetworks. A change in control of a corporation is often accompanied by changes in the corporate culture and job losses due to redundancy, especially at the executive levels. If a change in control of RealNetworks were under consideration, we expect that our executives could be faced with personal uncertainties and distractions about how the transaction may affect their continued employment with us. By granting awards under our equity incentive plans that include change in control benefits before any such transaction is contemplated, we hope to focus our executive’s full attention and dedication to our shareholders’ best interests in the event of a threatened or pending change in control, and to encourage the executive to remain employed by RealNetworks through the completion of any such transaction. The change in control benefits with respect to outstanding awards granted under our equity incentive plans are further described in the section entitled “Change in Control Arrangements” on page 34.
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
Pre-Set Diversification Plans
     RealNetworks has authorized its executive officers to enter into pre-set diversification plans established according to Section 10b5-1 of the Securities Exchange Act of 1934, as amended, with an independent broker-dealer. These plans include specific instructions for the broker to exercise stock options and/or sell stock on behalf of the executive on a pre-determined schedule. The purpose of such plans is to enable executive officers to recognize the value of their compensation and diversify their holdings of RealNetworks common stock during periods in which the officer would otherwise be unable to buy or sell such stock because important information about RealNetworks had not been publicly released. As of April 23, 2010, Messrs. Glaser, Kimball and Eggers had such a plan.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2009 with RealNetworks’ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in RealNetworks’ annual report on Form 10-K and proxy statement relating to the 2010 annual meeting of shareholders.
The Compensation Committee
of the Board of Directors
Pradeep Jotwani, Chairman
Eric A. Benhamou

Summary Compensation Table

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(3)	($)(4)	($)(5)	($)
Robert Glaser(6)	2009	275,000	—	—	—	—	36,903	311,903
Chairman of the Board and	2008	236,672	—	—	—	93,285	35,125	365,082
Former Chief Executive Officer	2007	444,384	725,000	—	321,700	354,200	34,146	1,879,430

Michael Eggers	2009	291,500	140,588	—	—	—	3,866	435,954
Senior Vice President,	2008	288,884	91,725	350,581	—	—	3,657	734,847
Chief Financial Officer and Treasurer	2007	259,055	94,982	—	409,226	—	3,654	766,917

John Barbour(7)	2009	450,000	—	—	—	288,631	215,163	953,794
President, Games Division	2008	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—

John Giamatteo	2009	435,000	—	—	—	364,759	3,963	803,722
Chief Operating Officer	2008	420,172	—	1,629,495	1,033,688	628,555	3,736	3,715,646
	2007	372,865	—	—	250,520	667,600	21,865	1,312,850

Hank Skorny(8)	2009	321,327	150,000	—	456,510	120,194	3,893	1,051,924
Senior Vice President, Media	2008	—	—	—	—	—	—	—
Cloud Computing and Services	2007	—	—	—	—	—	—	—

(1)	Of the $329,956 earned by Mr. Glaser as performance-based cash incentive compensation in 2008, $236,671 was paid to Mr. Glaser in the form of salary between January 1, 2008 and July 2008. After the Compensation Committee determined to set Mr. Glaser’s annual salary for 2008 at $1, the amount paid to Mr. Glaser as salary in excess of $1 was applied to Mr. Glaser’s performance-based cash incentive compensation payout at the time it was determined by the Compensation Committee in March 2009. The remaining $93,285 of Mr. Glaser’s 2008 performance-based cash incentive compensation was paid in March 2009. The amount shown for Mr. Glaser for 2007 includes $44,384 earned in 2007 as a result of a merit increase in salary awarded in April 2007 and paid retroactively in February 2008.

(2)	The amounts reported in this column represent discretionary cash bonus awards. These discretionary cash bonus awards are discussed in further detail under “Compensation Discussion and Analysis” beginning on page 8.

(3)	The amounts reported in these columns reflect the aggregate grant date fair value of awards granted in the year shown pursuant to the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the executive officer. Performance-based stock options granted to Mr. Glaser in 2007 are reflected in the Option Awards column at the aggregate fair value based on the probable outcome of the underlying performance conditions, measured as of the grant date. The grant date fair value assuming achievement of the highest level of performance conditions was $643,400.

In accordance with current SEC disclosure requirements, stock option awards for fiscal 2008 and fiscal 2007, previously reported as amounts recognized, or “expensed,” for the fiscal year, are now being reported above as grant date fair values. For a discussion of valuation assumptions, see Note 2, “Stock-Based Compensation,” to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009.

(4)	The amounts reported in this column represent cash incentive compensation which is based on performance in fiscal 2007, 2008 and 2009. Mr. Glaser’s cash incentive compensation for 2007 was determined by the Compensation Committee in April 2008 and paid shortly thereafter. Of the $329,956 earned by Mr. Glaser as performance-based cash incentive compensation in 2008, $236,671 was paid to Mr. Glaser in the form of salary between January 1, 2008 and July 2008. These payments were applied to Mr. Glaser’s performance-based cash incentive compensation payout at the time it was determined by the Compensation Committee in March 2009. The remaining $93,285 of Mr. Glaser’s 2008 performance-based cash incentive compensation was paid in March 2009. Mr. Glaser resigned as Chief Executive Officer effective January 12, 2010, and therefore he did not earn cash incentive compensation for 2009. With respect to the named executive officers other than Mr. Glaser, cash incentive compensation was determined by the Compensation Committee (a) in July 2007 with respect to payments for the first half of 2007; (b) in February 2008 with respect to payments for the second half of 2007; (c) in August 2008 with respect to payments for the first half of 2008; (d) in March 2009 with respect to payments for the second half of 2008; (e) in July 2009 with respect to payments for the first half of 2009; and (f) in January 2010 with respect to payments for the second half of 2009, with payments made shortly after each such determination. This performance-based cash compensation is discussed in further detail under “Compensation Discussion and Analysis” beginning on page 8. The estimated possible threshold, target and maximum amounts for these awards are reflected in the “2009 Grants of Plan-Based Awards” table on page 25.

(5)	Amounts reported for 2007, 2008 and 2009 that represent “All Other Compensation” for each of the Named Executive Officers are described in the table below captioned “Detail of ‘All Other Compensation’ in the Summary Compensation Table.”

(6)	Mr. Glaser served as RealNetworks’ Chief Executive Officer through January 12, 2010.

(7)	Mr. Barbour joined RealNetworks on October 28, 2008 and has not been previously designated as a Named Executive Officer of RealNetworks.

(8)	Mr. Skorny joined RealNetworks on January 12, 2009 and has not been previously designated as a Named Executive Officer of RealNetworks.
Detail of “All Other Compensation” in the Summary Compensation Table

							Costs
							Associated
				Taxable	Tax Gross-Up		With
				Temporary	Payment Related to		Personal
		Company	Term Life	Housing and	Temporary Housing	Taxable	Use of
		Contribution	Insurance	Commuting	and Commuting	Relocation	Office
		401(k) Plan	Premium	Benefits	Benefits	Costs	Space	Total
Name	Year	($)(1)	($)	($)	($)	($)	($)(4)	($)

Robert Glaser	2009	—	198	—	—	—	36,705	36,903
	2008	—	288	—	—	—	34,837	35,125
	2007	—	432	—	—	—	33,714	34,146

Michael Eggers	2009	3,675	191	—	—	—	—	3,866
	2008	3,450	207	—	—	—	—	3,657
	2007	3,375	279	—	—	—	—	3,654

John Barbour	2009	3,675	288	134,218 (2)	76,982	—	—	215,163
	2008	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—

John Giamatteo	2009	3,675	288	—	—	—	—	3,963
	2008	3,450	286	—	—	—	—	3,736
	2007	3,375	402	—	—	18,088 (3)	—	21,865

Hank Skorny	2009	3,675	218	—	—	—	—	3,893
	2008	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—

(1)	Under RealNetworks’ 401(k) plan, RealNetworks matches 50% of the first 3% of pay that is contributed to the plan. Matching contributions by RealNetworks become fully vested after three years. The amounts reported for 2007 for Messrs. Eggers and Giamatteo reflect corrections to amounts previously reported.

(2)	The amount reported represents temporary housing expenses paid by RealNetworks in the amount of $64,912 and commuting expenses paid by RealNetworks in the amount of $69,306, which expenses constitute taxable income to the executive.

(3)	The amount reported represents relocation expenses paid by RealNetworks in connection with Mr. Giamatteo’s relocation to Seattle, Washington, which expenses constitute taxable income to Mr. Giamatteo.

(4)	The amount reported in this column represents costs associated with the occupancy of office space in RealNetworks’ headquarters by the Glaser Progress Foundation, a charitable foundation of which Mr. Glaser is Trustee, and Mr. Glaser’s personal assistant. The cost per square foot of occupied space in RealNetworks’ headquarters was multiplied by the square footage of the office space occupied by the Glaser Progress Foundation and Mr. Glaser’s personal assistant to determine the costs associated with the occupancy of such office space.
2009 Grants of Plan-Based Awards

						All Other
						Stock	All Other
						Awards:	Option Awards:
			Estimated Future Payouts Under			Number of	Number of		Grant Date Fair
			Non-Equity Incentive Plan			Shares of	Securities	Exercise or	Value of Stock
			Awards (1)			Stock or	Underlying	Base Price of	and Option
	Grant	Approval	Threshold	Target	Maximum	Units	Options	Option Awards	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)(2)	($/sh)	($)(3)

Robert Glaser	—	—	192,500	550,000	2,200,000	—	—	—	—

Michael Eggers	—	—	—	—	—	—	—	—	—

John Barbour	—	—	157,500	450,000	900,000	—	—	—	—

John Giamatteo	—	—	152,250	435,000	870,000	—	—	—	—

Hank Skorny	02/02/09	02/02/09	51,975	148,500	297,000	—	300,000	$3.05	456,510

(1)	The amounts reported in this column represent the threshold, target and maximum amounts of annual performance-based cash incentive compensation that might have been paid to each Named Executive Officer for 2009 performance. Threshold, target and maximum amounts for Mr. Eggers are not presented because Mr. Eggers participated in a discretionary cash bonus program in lieu of a non-equity incentive plan in 2009. The actual amount paid to Mr. Eggers for 2009 is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table on page 23. These awards are described in further detail under “Compensation Discussion and Analysis” beginning on page 8.

(2)	The amount reported in this column represents stock options granted to Mr. Skorny pursuant to the RealNetworks, Inc. 2005 Stock Incentive Plan. The stock options vest over a period of four years and expire seven years after the date of grant. The exercise price of the stock options is equal to the fair market value of RealNetworks’ Common Stock on the date of grant. If Mr. Skorny’s employment terminates for any reason other than death, upon a change of control, or upon the termination of employment by RealNetworks without cause (provided that Mr. Skorny delivers a settlement agreement and release upon such termination), the unvested portion of the stock options will not vest and all rights to the unvested portion will terminate. The stock options are described in further detail under “Compensation Discussion and Analysis” beginning on page 8 and in the “Outstanding Equity Awards at December 31, 2009” table on page 26.

(3)	The amount reported in this column reflects the aggregate grant date fair value of the award granted in 2009 pursuant to the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions, see Note 2, “Stock-Based Compensation,” to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of RealNetworks common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following the exercise of the option do not include the option exercise price.
Outstanding Equity Awards at December 31, 2009

		Option Awards							Stock Awards		Equity
											Incentive
				Equity						Equity	Plan
				Incentive						Incentive	Awards:
				Plan						Plan	Market or
				Awards:					Market	Awards:	Payout
	Number of	Number of		Number of					Value of	Number of	Value of
	Securities	Securities		Securities			Number of		Shares or	Unearned	Unearned
	Underlying	Underlying		Underlying			Shares or		Units of	Shares, Units	Shares, Units
	Unexercised	Unexercised		Unexercised	Option		Units of		Stock That	or Other	or Other
	Options	Options		Unearned	Exercise	Option	Stock That		Have Not	Rights That	Rights That
	(#)	(#)		Options	Price	Expiration	Have Not		Vested	Have Not	Have Not
Name	Exercisable	Unexercisable		(#)	($)	Date	Vested (#)		($)	Vested (#)	Vested ($)
Robert Glaser	500,000	—			8.00	11/14/12
	125,000	125,000	(1)		7.69	04/06/14

Michael Eggers	5,000	—			3.76	08/05/22	3,541	(2)	13,137 (3)
	25,000	—			6.12	07/24/23	36,457	(4)	135,256 (3)
	30,000	—			6.63	10/03/23
	14,000	—			5.75	02/11/24
	40,000	—			5.84	01/18/25
	35,000	—			7.22	08/31/21
	700	—			7.22	08/31/21
	87,500	12,500	(5)		8.53	02/14/13
	31,876	10,624	(6)		11.38	11/09/13
	84,375	50,625	(7)		7.69	04/06/14

John Barbour	250,000	250,000	(8)		4.40	11/07/15

John Giamatteo	675,000	75,000	(9)		5.07	06/20/12	20,832	(10)	77,287 (3)
	50,000	—			5.07	06/20/12	175,000	(11)	649,250 (3)
	50,000	50,000	(12)		6.49	09/18/14
	—	375,000	(13)		6.86	06/24/15

Hank Skorny	—	300,000	(14)		3.05	02/02/16

(1)	The options vest and become exercisable as to 62,500 shares on April 6, 2008 and upon the completion of each successive six months of employment. The options will become fully vested and exercisable on April 6, 2011, subject to the recipient’s continued employment with RealNetworks. Unvested options as of the date Mr. Glaser’s resignation in January 2010 were canceled in accordance with the terms of the stock option agreement evidencing the options. Mr. Glaser continues to hold all options that were vested as of January 12, 2010 as a continuing director of RealNetworks.

(2)	Represents restricted stock units that vest on November 9, 2010, subject to the recipient’s continued employed with RealNetworks.

(3)	Represents the closing price of a share of our common stock on December 31, 2009 ($3.71) multiplied by the number of shares or units that have not vested.

(4)	Represents restricted stock units that vest in substantially equal increments of 7,292 shares on February 22, 2010 and every six months thereafter until the restricted stock units become fully vested on February 22, 2012, subject to the recipient’s continued employed with RealNetworks.

(5)	The options vest and become exercisable as to 12.5% of the total grant on August 14, 2006 and upon the completion of each successive six months of employment until the options become fully vested and exercisable on February 14, 2010, subject to the recipient’s continued employment with RealNetworks.

(6)	The options vest and become exercisable as to 12.5% of the total grant on May 9, 2007 and upon the completion of each successive six months of employment until the options become fully vested and exercisable on November 9, 2010, subject to the recipient’s continued employment with RealNetworks.

(7)	The options vest and become exercisable as to 12.5% of the total grant on October 6, 2007 and upon the completion of each successive six months of employment until the options become fully vested and exercisable on April 6, 2011, subject to the recipient’s continued employed with RealNetworks.

(8)	The options vest and become exercisable as to (i) 50% of the total grant on November 7, 2009, and (ii) 25% of the total grant on each of May 7, 2010 and November 7, 2010, subject to the recipient’s continued employment with RealNetworks.

(9)	The options vest and become exercisable as to (i) 30% of the total grant on December 20, 2006 and (ii) 10% of the total grant on June 20, 2007 and upon the completion of each successive six months of employment until the options become fully vested and exercisable on June 20, 2010, subject to the recipient’s continued employment with RealNetworks. Unvested options as of April 2, 2010, the effective date of Mr. Giamatteo’s resignation, were canceled. Vested options as of April 2, 2010 remain exercisable for three months following Mr. Giamatteo’s resignation as provided in the stock option agreement evidencing the options.

(10)	Represents restricted stock units that vest in substantially equal increments of 4,167 shares on February 22, 2010 and every six months thereafter until the restricted stock units become fully vested on February 22, 2012, subject to the recipient’s continued employed with RealNetworks. Unvested restricted stock units as of April 2, 2010, the effective date of Mr. Giamatteo’s resignation, were canceled.

(11)	Represents restricted stock units that vest as to (i) 50,000 shares on June 24, 2010, (ii) 25,000 shares on each of December 24, 2010 and June 24, 2011, and (iii) 37,500 shares on each of December 24, 2011 and June 24, 2012, subject to the recipient’s continued employed with RealNetworks. Unvested restricted stock units as of April 2, 2010, the effective date of Mr. Giamatteo’s resignation, were canceled.

(12)	The options vest and become exercisable as to 12.5% of the total grant on March 18, 2008 and upon the completion of each successive six months of employment until the options become fully vested and exercisable on September 18, 2011, subject to the recipient’s continued employed with RealNetworks. Unvested options as of April 2, 2010, the effective date of Mr. Giamatteo’s resignation, were canceled. Vested options as of April 2, 2010 remain exercisable for three months following Mr. Giamatteo’s resignation as provided in the stock option agreement evidencing the options.

(13)	The options vest and become exercisable as to (i) 20% of the total grant on each of December 24, 2010 and June 24, 2011, and (ii) an additional 30% of the total grant on each of December 24, 2011 and June 24, 2012, subject to the recipient’s continued employment with RealNetworks. Unvested options as of April 2, 2010, the effective date of Mr. Giamatteo’s resignation, were canceled. Vested options as of April 2, 2010 remain exercisable for three months following Mr. Giamatteo’s resignation as provided in the stock option agreement evidencing the options.

(14)	The options vest and become exercisable as to (i) 25% of the total grant on January 12, 2010, and (ii) an additional 12.5% of the total grant upon the completion of each successive six months of employment until the options become fully vested and exercisable on January 12, 2013, subject to the recipient’s continued employed with RealNetworks.
2009 Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized
	Acquired on Exercise	Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)(1)
Robert Glaser	—	—	—	—
Michael Eggers	—	—	18,126	53,601
John Barbour	—	—	—	—
John Giamatteo	—	—	41,667	$115,918
Hank Skorny	—	—	—	—

(1)	Represents the number of shares vesting multiplied by the fair market value of RealNetworks common stock on the vesting date.
2009 Director Compensation Table

	Fees
	Earned or
	Paid in	Option
	Cash	Awards	Total
Name	($)	($)(1)	($)
Eric Benhamou(2)	65,000	83,169	148,169
Edward Bleier	36,000	83,169	119,169
John Chapple(3)	12,183	58,109	70,292
Robert Glaser(4)	—	—	—
Jeremy Jaech(5)	13,667	—	13,667
Pradeep Jotwani(6)	50,000	83,169	133,169
Jonathan Klein(7)	36,000	83,169	119,169
Kalpana Raina(8)	43,000	83,169	126,169

(1)	The amounts reported in these columns reflect the aggregate grant date fair value of awards granted in the year shown pursuant to our 2005 Stock Incentive Plan, as amended and restated, determined in accordance with U.S. GAAP. For a discussion of valuation assumptions, see Note 2, “Stock-Based Compensation,” to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009.

(2)	Audit Committee Chair.

(3)	John Chapple served as a director from May 1, 2009 to September 9, 2009. The amount reported in the “Fees Earned or Paid in Cash” column represents the value of shares of RealNetworks common stock issued to Mr. Chapple in lieu of director fees earned in fiscal year 2009. Mr. Chapple elected to receive 100% of his fiscal year 2009 director fees in shares of RealNetworks common stock. Mr. Chapple received 1,783 shares valued at $5,333 as compensation for Board service in the second quarter of 2009 and 1,841 shares valued at $6,850 as compensation for Board service in the third quarter of 2009.

(4)	See “2009 Summary Compensation Table” on page 23 for Mr. Glaser’s compensation for services provided as Chief Executive Officer in 2009. Mr. Glaser did not receive additional compensation for his service as a member of the Board of Directors in 2009.

(5)	Jeremy Jaech resigned as a director of RealNetworks effective May 1, 2009.

(6)	Compensation Committee Chair.

(7)	The amount reported in the “Fees Earned or Paid in Cash” column represents the value of shares of RealNetworks common stock issued to Mr. Klein in lieu of director fees earned in fiscal year 2009. Mr. Klein elected to receive 100% of his fiscal year 2009 director fees in shares of RealNetworks common stock. Mr. Klein received (a) 4,291 shares valued at $10,000 as compensation for Board service in the first quarter of 2009, (b) 3,010 shares valued at $9,000 as compensation for Board service in the second quarter of 2009, (c) 2,150 shares valued at $8,000 as compensation for Board service in the third quarter of 2009, and (d) 2,425 shares valued at $9,000 as compensation for Board service in the fourth quarter of 2009.

(8)	Nominating and Corporate Governance Committee Chair.
Compensation of Directors
     2009 Director Compensation. In 2009, each director who was not an employee of RealNetworks in 2009 (an “Outside Director”) was paid $5,000 per quarter for his or her services as a director. Outside Directors were also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, and (iii) $3,000 per quarter for serving as chairperson of the Audit Committee, $1,500 per quarter for serving as chairperson of the Compensation Committee and $750 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director received $1,000 for participation in each meeting between such director and the Chief Executive Officer. Directors were also reimbursed for their reasonable expenses incurred in attending Board of Directors or Committee meetings.

     Pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan (the “Director Plan”), a sub-plan administered under the 2005 Plan, an Outside Director may make an irrevocable election prior to the commencement of each plan year to receive all or a portion of the cash compensation payable to such Outside Director for the coming year in shares of RealNetworks common stock. In 2009, the number of shares issued to an Outside Director who elected to receive all or a portion of his or her 2009 compensation in shares of RealNetworks common stock was determined by dividing the total fees to be paid in shares of RealNetworks common stock during a fiscal quarter, as elected by an Outside Director, by the fair market value of a share of RealNetworks common stock on the last trading day of such fiscal quarter, with cash paid in lieu of the issuance of fractional shares.
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
     On September 24, 2009, Messrs. Benhamou, Bleier, Jotwani, Klein and Ms. Raina were each granted an option to purchase 45,000 shares of common stock having an exercise price of $3.68 per share, and 100% of the shares subject to such options will vest on the first anniversary of the grant date, assuming continued service as a director through such date. On May 1, 2009, Mr. Chapple was granted an option to purchase 45,000 shares of common stock having an exercise price of $2.58 per share, and 100% of the shares subject to such options would have vested on the first anniversary of the grant date had he continued service as a director through such date.
     2010 Director Compensation. In 2009, the Board of Directors retained Cook to provide analysis and advice with respect to compensation of our Outside Directors. The results of Cook’s analysis showed that cash compensation paid to our Outside Directors was below the median, equity compensation was at the 25th percentile and overall compensation was below the 25th percentile of similarly situated companies as identified by Cook based on the relative size of the Company’s market capitalization. In addition, Cook’s analysis indicated that restricted stock units (“RSUs”) were typically included as a component of non-employee director compensation among such similarly situated companies.
     Based on Cook’s analysis, as well as the Board’s desire to better align total compensation paid to Outside Directors with total compensation paid by similarly situated companies, the Board of Directors approved changes to the Company’s compensation program for Outside Directors in April 2010. Effective April 1, 2010, each Outside Director will be paid a retainer in the amount of $8,750 per quarter for his or her services as a director. Outside Directors will also be paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, and (iii) $5,000 per quarter for serving as chairperson of the Audit Committee, $3,125 per quarter for serving as chairperson of the Compensation Committee and $2,500 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director will be paid an additional retainer of $5,000 per quarter. Outside Directors will continue to be eligible to receive their cash compensation in shares of RealNetworks common stock pursuant to the Director Plan.
     Outside Directors will also receive equity awards under the 2005 Plan on the third business day following each annual meeting of shareholders. The Equity Awards will consist of (i) nonqualified stock options to purchase 25,000 shares of RealNetworks common stock (the “Options”) that, once vested, will remain exercisable for three years following an Outside Director’s separation from the Board or until the Option’s earlier expiration, and (ii)  RSUs valued at $45,000 on the grant date. The Options and RSUs will vest monthly in equal increments over a twelve month period following the award’s grant date, with the RSU share distribution date occurring on the first anniversary of the grant date. Outside Directors may make an annual irrevocable election to defer the RSU share distribution date to a date that is (i) five years following the RSU grant date, or (ii) concurrent with an Outside Director’s separation from the Board. Options and RSUs granted to Outside Directors who have served on the Board for less than twelve months at the time of the annual meeting of shareholders will receive Options and RSUs that are pro-rated based on the number of completed months of service leading up to the annual meeting of shareholders. In addition to approving the foregoing changes to the Outside Director compensation program, the Board also approved stock ownership guidelines applicable to Outside Directors designed to achieve long-term alignment between Outside Directors and the Company’s shareholders. Under these guidelines, each Outside Director is required to own a number of shares of the Company’s common stock equal to three times the Outside Director’s annual retainer fee within five years of service on the Company’s Board.
     Mr. Glaser will be paid the same cash compensation as the Outside Directors, together with an additional retainer in the amount of $6,250 per quarter for serving as the Chairman of the Board. Mr. Glaser is not eligible to make an election to receive his cash compensation in shares of RealNetworks common stock pursuant to the Director Plan. Mr. Glaser will also receive an annual cash award (the “Cash Award”) in lieu of the annual grant of Options and RSUs. The Cash Award will have an aggregate value equal to (a) $55,000, which amount shall be paid in lieu of the Options and shall be fixed in 2010 (but subject to re-evaluation at the discretion of the Compensation Committee), and (b) $45,000, which amount shall be paid in lieu of the RSUs. The Cash Award will be pro-rated based on the number of completed months of service provided by Mr. Glaser as a non-employee director leading up to the annual meeting of shareholders.

2009 Potential Payments Upon Termination of Employment or Change-in-Control
     The following table reflects the amount of compensation that would have been payable to each of the Named Executive Officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2009, the last business day of the 2009 fiscal year, (2) the price per share of our common stock was $3.71, which was the closing market price on December 31, 2009, and (3) that all cash payments are made in a lump sum.

		Before Change in		After Change in
		Control		Control
		Termination		Termination
		Without Cause or		Without Cause or	Voluntary			Change in
Name	Benefit	Good Reason		Good Reason(1)	Termination(2)	Death	Disability	Control(3)
Robert Glaser	Severance	—		—	—	—	—	—
	Bonus(4)	—		—	—	—	—	—
	Equity award
	vesting
	acceleration	—		—	—	—	—	—

Michael Eggers	Severance	—		—	145,750	—	—	—
	Bonus	—		75,000	—	75,000	75,000	75,000
	Equity award
	vesting
	acceleration	19,128		148,392	—	148,392	—	148,392

John Barbour	Severance	—		—	225,000	—	—	—
	Bonus	—		47,579	—	47,579	47,579	47,579
	Equity award
	vesting
	acceleration	—		—	—	—	—	—

John Giamatteo	Severance	435,000	(5)	—	215,000	—	—	—
	Bonus	—		134,830	—	134,830	134,830	134,830
	Equity award
	vesting
	acceleration	103,053		726,537	—	726,537	—	726,537

Hank Skorny	Severance	—		—	165,000	—	—	—
	Bonus	—		31,402	—	31,402	31,402	31,402
	Equity award
	vesting
	acceleration	45,375		198,000	—	198,000	—	198,000

(1)	Assumes outstanding options and restricted stock units are substituted or assumed by a successor entity upon a change of control, and that acceleration of vesting occurs upon the termination of the employment of the Named Executive Officer. Also assumes that the discretionary bonuses and cash incentive compensation earned under the 2009 MBO Plan, as approved by the Compensation Committee, are paid. Does not reflect terms of the Severance and Change in Control Agreements that RealNetworks entered into with each of Messrs. Eggers and Skorny in February 2010 and April 2010, respectively. Details of these arrangements are set forth in “Compensation Discussion and Analysis” on page 8 and in Item 12 below under the caption “Change in Control Arrangements.”

(2)	Assumes that the Named Executive Officer has provided a notice period of six months prior to voluntarily terminating his employment with RealNetworks.

(3)	Assumes outstanding options and restricted stock units are not substituted or assumed by a successor entity upon a change of control, and that vesting of outstanding awards is fully accelerated upon a change of control. Also assumes that the Named Executive Officer is employed by the successor entity on the payment date with respect to performance-based cash incentive and discretionary cash bonus compensation earned in 2009 but not paid on or before December 31, 2009.

(4)	Mr. Glaser resigned as Chief Executive Officer of RealNetworks prior to the payment of performance-based cash incentive compensation under the 2009 CEO Incentive Plan. Therefore, the Compensation Committee did not approve an amount that would have otherwise been payable to Mr. Glaser under the 2009 CEO Incentive Plan.

(5)	Assumes payment of twelve months’ base salary in lieu of providing twelve months’ notice to Mr. Giamatteo prior to terminating his employment without cause.

Severance Payments
     It is RealNetworks’ policy to request certain executive officers, excluding Mr. Glaser, to provide a notice period of six months prior to voluntarily terminating their employment with RealNetworks for the purpose of transitioning responsibilities. In the event an executive officer provides six months’ notice prior to voluntarily terminating his employment, he will receive a severance payment equal to six months of such executive’s annual base salary, even if RealNetworks does not require the continued services of the executive officer for all or part of such six month notice period. In the event an executive officer provides notice of less than six months prior to voluntarily terminating his employment, he will receive a severance payment equal to the number of months’ notice provided, up to a maximum severance payment equal to six months of the executive’s annual base salary, even if RealNetworks does not require the continued services of the executive officer for all or part of such notice period. Severance payments are made following the last day worked by an executive officer. Severance amounts shown in the above table under the caption “Voluntary Termination” assume that each Named Executive Officer, excluding Mr. Glaser, has provided six months’ notice prior to voluntarily terminating his employment on December 31, 2009.
     The amounts represented in the “2009 Potential Payments Upon Termination of Employment or Change-in-Control” table above do not reflect the terms of the Retention Agreements or the Change in Control and Severance Agreements for Messrs. Eggers and Skorny since such agreements were entered into after December 31, 2009.
     • Mr. Giamatteo. In the event RealNetworks had terminated the employment of Mr. Giamatteo without cause on December 31, 2009, RealNetworks would have provided Mr. Giamatteo with twelve months’ notice or paid Mr. Giamatteo his then-current base salary in lieu of notice through any remaining portion of the notice period.
Bonus Payments
     If the employment of a Named Executive Officer had terminated on December 31, 2009 under any of the circumstances described in the above table other than voluntary termination or termination without cause or good reason before a change of control, such Named Executive Officer would have been entitled to receive the portion of the performance-based cash incentive or discretionary bonus compensation earned in 2009 but not paid as of December 31, 2009.
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
     The amounts represented in the “2009 Potential Payments Upon Termination of Employment or Change-in-Control” table above do not reflect the terms of the Retention Agreements and Change in Control and Severance Agreements for Messrs. Eggers and Skorny since such agreements were entered into after December 31, 2009.
Compensation Committee Interlocks and Insider Participation
     Prior to May 1, 2009, the Compensation Committee was composed of Messrs. Benhamou, Jotwani and Jaech, who resigned from the Board of Directors effective as of May 1, 2009. From May 2, 2009 to June 28, 2009, the Compensation Committee was composed of Messrs. Benhamou and Jotwani. From June 29, 2009 to September 9, 2009, the Compensation Committee was composed of Messrs. Benhamou, Jotwani and Chapple, who resigned from the Board of Directors effective September 9, 2009. From September 10, 2009 through December 31, 2009, the Compensation Committee was composed of Messrs. Benhamou and Jotwani. In 2009, no executive officer of RealNetworks served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of RealNetworks’ Board of Directors or Compensation Committee. In addition, no interlocking relationship existed between any member of our Compensation Committee and any member of the compensation committee of any other company.
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
     In 2005, our shareholders approved the 2005 Plan and upon approval of the 2005 Plan, we terminated the 1995 Plan, the 1996 Plan, the 2000 Plan and the 2002 Plan. In 2007, our shareholders approved an amended and restated 2005 Plan, and upon this approval, we terminated the RealNetworks, Inc. Director Compensation Stock Plan. As a result of the termination of these Plans, all new equity awards will be issued under the 2005 Plan. In 2007, our shareholders also approved the 2007 ESPP. The initial offering period under the 2007 ESPP commenced on January 1, 2008.
     The following table aggregates the data from our plans:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued upon	Weighted-Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(in 000’s)(a)	(b)	(in 000’s)(c)
Equity compensation plans approved by security holders	26,045	$6.72	15,451	(1)(2)
Equity compensation plans not approved by security holders	53	$10.45	—
Total	26,098	$6.74	15,451

(1)	On January 1, 2008, the 2007 ESPP became effective. Column (c) above excludes the 1,500,000 shares of the Company’s common stock that are authorized for issuance pursuant to the 2007 ESPP.

(2)	Includes shares available for future issuances pursuant to the Real Networks, Inc. 2007 Director Compensation Stock Plan (2007 Director Plan), a sub-plan that operates and is administered under the 2005 Plan. Under the 2007 Director Plan, outside directors may elect to receive all or a portion of his or her quarterly director compensation in shares of the Company’s common stock in lieu of cash. Shares issued to directors under the 2007 Director Plan are issued from the shares reserved under the 2005 Plan.
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
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth, as of April 23, 2010, information regarding beneficial ownership of the common stock by (a) each person known to RealNetworks to be the beneficial owner of more than five percent of RealNetworks’ outstanding common stock, (b) each director, (c) RealNetworks’ Chief Executive Officer as of December 31, 2009, (d) RealNetworks’ Chief Financial Officer, (e) the three other most highly compensated executive officers serving as executive officers as of December 31, 2009, and (f) all of RealNetworks’ executive officers and directors as a group. Percentage of beneficial ownership is based on 135,219,494 shares outstanding as of April 23, 2010. The mailing address for each named executive officer and director in the table below is c/o RealNetworks, Inc., 2601 Elliott Avenue, Suite 1000, Seattle, Washington 98121.

	Number of
	Shares of Common	Percentage of
	Stock Beneficially	Common Stock
Name of Beneficial Owner	Owned(1)	Outstanding
Robert Glaser(2)	51,972,162	38.3%
T. Rowe Price Associates, Inc.(3)	9,857,900	7.3
Dimensional Fund Advisors LP(4)	8,613,647	6.4
Robert Kimball(5)	836,691	*
John Giamatteo(6)	824,277	*
Edward Bleier(7)	406,000	*
Michael Eggers(8)	403,687	*
John Barbour(9)	375,000	*
Jonathan D. Klein(10)	318,308	*
Kalpana Raina(11)	317,343	*
Eric A. Benhamou(12)	277,920	*
Hank Skorny(13)	75,000	*
Pradeep Jotwani(14)	45,000	*
All directors and executive officers as a group (11 persons)(15)	55,284,467	39.8%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the beneficial owner exercises voting or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 23, 2010 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, and subject to community property laws where applicable, RealNetworks believes, based on information provided by such persons, that the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes 1,836,405 shares of common stock owned by the Glaser Progress Foundation, of which Mr. Glaser is trustee. Mr. Glaser disclaims beneficial ownership of these shares. Also includes 625,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2010.

(3)	Information is based on a Schedule 13G filed with the SEC on February 12, 2010 by T. Rowe Price Associates, Inc. (“Price Associates”). Price Associates reported that as of December 31, 2009, it beneficially owned an aggregate of 9,857,900 shares of common stock and that its address is 100 E. Pratt Street, Baltimore, Maryland 21202. These securities are owned by various individual and institutional investors including T. Rowe Price Science & Technology Fund, Inc. which owns 6,859,600 shares representing 5% of the shares outstanding, for which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates, Inc. expressly disclaims that it is the beneficial owner of such securities.

(4)	Information is based on a Schedule 13G filed with the SEC on February 8, 2010 by Dimensional Fund Advisors LP (“Dimensional”). Dimensional reported that as of December 31, 2009, it beneficially owned an aggregate of 8,613,647 shares of common stock and that its address is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. While Dimensional possesses investment and/or voting power over these shares and therefore may be deemed to be the beneficial owner of such shares, Dimensional disclaims beneficial ownership of these shares.

(5)	Includes 808,327 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2010.

(6)	Includes 787,500 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2010.

(7)	Includes 405,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2010.

(8)	Includes 388,138 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2010.

(9)	Includes 375,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2010.

(10)	Includes 280,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2010.

(11)	Includes 315,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2010.

(12)	Includes 32,920 shares of common stock owned by the Eric and Illeana Benhamou Living Trust. Also includes 245,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2010.

(13)	Includes 75,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2010.

(14)	Includes 45,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2010.

(15)	Includes an aggregate of 3,811,465 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2010.
Change-in-Control Arrangements
     RealNetworks 2005 Stock Incentive Plan. The Compensation Committee of the Board of Directors may determine at the time an award is granted under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), that upon a “Change of Control” of RealNetworks (as that term may be defined in the agreement evidencing an award), (a) options and stock appreciation rights outstanding as of the date of the Change of Control immediately vest and become fully exercisable or may be cancelled and terminated without payment therefor if the fair market value of one share of RealNetworks’ common stock as of the date of the Change of Control is less than the per share option exercise price or stock appreciation right grant price, (b) restrictions and deferral limitations on restricted stock awards lapse and the restricted stock becomes free of all restrictions and limitations and becomes fully vested, (c) performance awards shall be considered to be earned and payable (either in full or pro rata based on the portion of performance period completed as of the date of the Change of Control), and any deferral or other restriction shall lapse and such performance awards shall be immediately settled or distributed, (d) the restrictions and deferral limitations and other conditions applicable to any other stock unit awards or any other awards shall lapse, and such other stock unit awards or such other awards shall become free of all restrictions, limitations or conditions and become fully vested and transferable to the full extent of the original grant, and (e) such other additional benefits as the Compensation Committee deems appropriate shall apply, subject in each case to any terms and conditions contained in the agreement evidencing such award.
     For purposes of the 2005 Plan, a “Change of Control” shall mean an event described in an agreement evidencing an award or such other event as determined in the sole discretion of the Board. The Compensation Committee may determine that, upon the occurrence of a Change of Control of RealNetworks, each option and stock appreciation right outstanding shall terminate within a specified number of days after notice to the participant, and/or that each participant shall receive, with respect to each share of common stock subject to such option or stock appreciation right, an amount equal to the excess of the fair market value of such share immediately prior to the occurrence of such Change of Control over the exercise price per share of such option and/or stock appreciation right; such amount to be payable in cash, in one or more kinds of stock or property, or in a combination thereof, as the Compensation Committee, in its discretion, shall determine.
     If in the event of a Change of Control the successor company assumes or substitutes for an option, stock appreciation right, share of restricted stock or other stock unit award, then such outstanding option, stock appreciation right, share of restricted stock or other stock unit award shall not be accelerated as described above. An option, stock appreciation right, share of restricted stock or other stock unit award shall be considered assumed or substituted for if following the Change of Control the award confers the right to purchase or receive, for each share subject to the option, stock appreciation right, restricted stock award or other stock unit award immediately prior to the Change of Control, the consideration received in the transaction constituting a Change of Control by holders of shares for each share held on the effective date of such transaction; provided, however, that if such consideration received in the transaction constituting a Change of Control is not solely common stock of the successor company, the Committee may, with the consent of the successor company, provide that the consideration to be received upon the exercise or vesting of an option, stock appreciation right, restricted stock award or other stock unit award, for each share subject thereto, will be solely common stock of the successor company substantially equal in fair market value to the per share consideration received by holders of shares in the transaction constituting a Change of Control. Notwithstanding the foregoing, on such terms and conditions as may be set forth in the agreement evidencing an award, in the event of a termination of a participant’s employment in such successor company within a specified time period following such Change in Control, each award held by such participant at the time of the Change in Control shall be accelerated as described above.
     RealNetworks 1996 Stock Option Plan, 2000 Stock Option Plan and 2002 Director Stock Option Plan. Under RealNetworks’ 1996 Stock Option Plan (the “1996 Plan”), 2000 Stock Option Plan (the “2000 Plan”) and 2002 Director Stock Option Plan (the “2002 Plan”), as any of such plans have been amended and restated (the “Plans”), each outstanding option issued under the Plans will become exercisable in full in respect of the aggregate number of shares covered thereby in the event of:
•	any merger, consolidation or binding share exchange pursuant to which shares of common stock are changed or converted into or exchanged for cash, securities or other property, other than any such transaction in which the persons who hold common stock immediately prior to the transaction have immediately following the transaction the same proportionate ownership of the common stock of, and the same voting power with respect to, the surviving corporation;

•	any merger, consolidation or binding share exchange in which the persons who hold common stock immediately prior to the transaction have immediately following the transaction less than a majority of the combined voting power of the outstanding capital stock of RealNetworks ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors;

•	any liquidation or dissolution of RealNetworks;

•	any sale, lease, exchange or other transfer not in the ordinary course of business (in one transaction or a series of related transactions) of all, or substantially all, of the assets of RealNetworks; or

•	any transaction (or series of related transactions), consummated without the approval or recommendation of the Board of Directors, in which (i) any person, corporation or other entity (excluding RealNetworks and any employee benefit plan sponsored by RealNetworks) purchases any common stock (or securities convertible into common stock) for cash, securities or any other consideration pursuant to a tender offer or exchange offer, or (ii) any person, corporation or other entity (excluding RealNetworks and any employee benefit plan sponsored by RealNetworks) becomes the direct or indirect beneficial owner of securities of RealNetworks representing fifty percent (50%) or more of the combined voting power of the then outstanding securities of RealNetworks ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors.
     Except as otherwise provided in an agreement evidencing an award under the Plans, the administrator of the Plans may, in its discretion, determine that outstanding options issued under the Plans will not become exercisable on an accelerated basis in connection with any of the transactions described above if the RealNetworks Board of Directors or the surviving or acquiring corporation, as the case may be, has taken action to provide for (a) the substitution of outstanding options granted under the Plans for equitable options in the surviving or acquiring corporation, (b) the assumption of such options by the surviving or acquiring corporation, or (c) the cash payment to each holder of an option of such amount as the plan administrator shall determine represents the then value of such options.
     2010 Change-in-Control and Severance Agreements. In February 2010, RealNetworks entered into change in control and severance arrangements with respect to certain key employees including Messrs. Kimball, Eggers and Skorny. In the event of a “change in control” of RealNetworks, if the employment of Mr. Kimball, Mr. Eggers or Mr. Skorny is terminated without “cause” or any of such executives resigns for “good reason” (as such terms are defined in the Change in Control and Severance Agreement between RealNetworks and each of Messrs. Kimball, Eggers and Skorny) within three months prior to or 24 months following such change in control, Messrs. Kimball, Eggers and Skorny are each entitled to receive a lump sum payment equal to 125% of the sum of his base salary and target bonus, a lump sum payment of his prorated target bonus for any partial annual incentive bonus period, 100% accelerated vesting of his equity awards granted on or after February 1, 2010, extension of the post-termination exercisability of all equity awards (other than incentive stock options) granted before February 1, 2010 for up to 12 months (and solely with respect to Mr. Kimball, the options may be exercised after termination up to the later of (i) termination of his employment or (ii) termination of his Board service, but with respect to all options, no later than the option’s original term), and 18 months of Company-paid health coverage. In order for each such executive to receive such severance benefits, he must (i) execute a release of claims in favor of RealNetworks, (ii) agree to a nondisparagement obligation; and (iii) agree to non-solicitation and no-hire obligations for a period of 12 months following termination. For purposes of this agreement, “cause” includes, for example, the substantial and continuing failure of the executive, after written notice thereof, to render services to Real Networks in accordance with the terms or requirements of his employment for reasons other than illness or incapacity, and his violation of any confidentiality or non-competition agreements with RealNetworks or its subsidiaries that results in material harm to RealNetworks. The term “good reason” includes, for example, a material reduction (of more than 10%) in the executive’s annual base compensation as in effect immediately prior to such reduction, a material reduction in his annual target bonus opportunity (of more than 10%) and a material change (of more than 50 miles) in the geographic location where he is required to perform his work.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures With Respect to Related Person Transactions
     It is the policy of RealNetworks not to enter into any related person transaction unless the Audit Committee of the Board of Directors reviews and approves such transaction in accordance with guidelines set forth in the RealNetworks, Inc. Policy Regarding Related Party Transactions, or the transaction is approved by a majority of RealNetworks’ disinterested directors. In reviewing and approving any related person transaction, the Audit Committee will satisfy itself that it has been fully informed as to the related person’s relationship and interest including all material facts of the proposed transaction, and determine that the transaction is fair to RealNetworks.
     All related person transactions of which RealNetworks management is aware will be disclosed to the Audit Committee. At least annually, RealNetworks management will elicit information from RealNetworks’ executive officers and directors as to existing and potential related person transactions, and will seek to obtain such information from 5% shareholders who do not file reports with the SEC on Schedule 13G. An executive officer or director will promptly inform the Chairman of the Audit Committee when the officer or director becomes aware of a potential related person transaction in which the officer or director would be a related person.
Certain Relationships and Related Transactions
     Under a voting agreement (the “Voting Agreement”) entered into in September 1997 among RealNetworks, Accel IV, L.P. (“Accel IV”), Mitchell Kapor, Bruce Jacobsen and Robert Glaser, each of Accel IV and Messrs. Jacobsen and Kapor have agreed to vote all shares of stock of RealNetworks owned by them to elect Mr. Glaser to the Board of Directors of RealNetworks in each election in which he is a nominee. The obligations under the Voting Agreement terminate with respect to shares transferred by the parties when such shares are transferred. The Voting Agreement terminates on the death of Mr. Glaser.
     Pursuant to the terms of an agreement entered into in September 1997 between RealNetworks and Mr. Glaser, RealNetworks has agreed to use its best efforts to nominate, elect and not remove Mr. Glaser from the Board of Directors so long as Mr. Glaser owns a specified number of shares of Common Stock.
Director Independence
     Our Board of Directors has determined that all of our directors, other than Messrs. Glaser and Kimball, are independent under the Nasdaq listing standards and the applicable rules promulgated by the SEC. Applying these same rules, our Board has determined that all members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent.
Item 14. Principal Accounting Fees and Services
Fees Billed by KPMG LLP During 2008 and 2009
     The following table presents fees for professional audit services rendered by KPMG LLP, an independent registered public accounting firm, for the audit of our annual financial statements for 2008 and 2009, and fees billed for other services rendered by KPMG LLP.

	2008	2009
Audit Fees(1)	$3,200,088	$1,855,499
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$3,200,088	$1,855,499

(1)	Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal years ended December 31, 2008 and 2009, reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q during the 2008 and 2009 fiscal years, Sarbanes-Oxley Section 404 attestation services and statutory and other audits for subsidiaries of RealNetworks.
Pre-Approval Policies and Procedures
     The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved certain specified audit and non-audit services to be provided by KPMG LLP for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2008 and 2009, the Audit Committee approved all fees of KPMG LLP identified in the above table in accordance with SEC requirements.
PART IV.
Item 15. Exhibits, Financial Statement Schedules
     (a)(1) Index to Consolidated Financial Statements
     The consolidated financial statements of RealNetworks, Inc. and subsidiaries previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2009.
     (a)(2) Financial Statements Schedules
     All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.
     (a)(3) Index to Exhibits

Exhibit Index

Exhibit
Number	Description
2.1	Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)

2.2	Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)

2.3	Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)

3.2	Amended and Restated Bylaws adopted April 24, 2007 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007)

4.1	Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)

4.2	Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)

10.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)

10.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.3†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.4†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.5†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.6†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)

10.7†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.8†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.9†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.10†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007)

Exhibit
Number	Description
10.11†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)

10.12†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.13†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)

10.14†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)

10.15	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)

10.16†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.17	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.18	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.19†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)

10.20†	Offer Letter dated July 1, 2008 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)

10.21†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.22†	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.26 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)

10.23†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010)

10.24†	Offer Letter dated October 28, 2008 between RealNetworks, Inc. and John Barbour (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2008)

10.25†**	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.26†**	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.27†**	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.28†**	Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.4 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

Exhibit
Number	Description
10.29†**	Form of Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and each of Michael Eggers and Michael Lunsford (incorporated by reference from Exhibit 10.5 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010

10.30†	Form of MBO Plan Document under the RealNetworks, Inc. 2009 Executive Compensation Program (incorporated by reference from Exhibit 10.26 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)

10.31	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.32	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)

14.1	RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)

21.1**	Subsidiaries of RealNetworks, Inc.

23.1**	Consent of KPMG LLP

24.1**	Power of Attorney (included on signature page)

31.1	Certification of Robert Kimball, President, Acting Chief Executive Officer and Director of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Robert Kimball, President, Acting Chief Executive Officer and Director of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**	Previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2009.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 30, 2010.

REALNETWORKS, INC.
By:	/s/ Robert Kimball
Robert Kimball
President and Acting Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on April 30, 2010.

Signature	Title

/s/ Robert Kimball Robert Kimball	President, Acting Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael Eggers Michael Eggers	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Robert Glaser Robert Glaser	Chairman of the Board of Directors

/s/ Eric A. Benhamou Eric A. Benhamou	Director

/s/ Edward Bleier Edward Bleier	Director

/s/ Pradeep Jotwani Pradeep Jotwani	Director

/s/ Jonathan D. Klein Jonathan D. Klein	Director

/s/ Kalpana Raina Kalpana Raina	Director

Exhibit Index

Exhibit
Number	Description
2.1	Agreement and Plan of Merger and Reorganization by and among RealNetworks, Inc., Symphony Acquisition Corp. I, Symphony Acquisition Corp. II, Listen.Com, Inc., Mellon Investor Services LLC, as Escrow Agent and Robert Reid, as Shareholder Representative dated as of April 21, 2003 (incorporated by reference from Exhibit 2.1 to RealNetworks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003)

2.2	Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)

2.3	Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)

3.2	Amended and Restated Bylaws adopted April 24, 2007 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2007)

4.1	Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)

4.2	Registration Rights Agreement dated as of June 17, 2003, between RealNetworks, Inc. and Goldman, Sachs & Co. (incorporated by reference from Exhibit 4.3 to RealNetworks’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 12, 2003)

10.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)

10.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.3†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.4†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.5†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.6†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)

10.7†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.8†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.9†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.10†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 8, 2007)

Exhibit
Number	Description
10.11†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)

10.12†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.13†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)

10.14†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)

10.15	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)

10.16†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.17	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.18	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.19†	Offer Letter dated March 31, 2005 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2005)

10.20†	Offer Letter dated July 1, 2008 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008)

10.21†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.22†	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.26 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)

10.23†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010)

10.24†	Offer Letter dated October 28, 2008 between RealNetworks, Inc. and John Barbour (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2008)

10.25†**	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.26†**	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.27†**	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.28†**	Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.4 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

Exhibit
Number	Description
10.29†**	Form of Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and each of Michael Eggers and Michael Lunsford (incorporated by reference from Exhibit 10.5 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010

10.30†	Form of MBO Plan Document under the RealNetworks, Inc. 2009 Executive Compensation Program (incorporated by reference from Exhibit 10.26 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)

10.31	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.32	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)

14.1	RealNetworks, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004)

21.1**	Subsidiaries of RealNetworks, Inc.

23.1**	Consent of KPMG LLP

24.1**	Power of Attorney (included on signature page)

31.1	Certification of Robert Kimball, President, Acting Chief Executive Officer and Director of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Robert Kimball, President, Acting Chief Executive Officer and Director of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**	Previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2009.