Form 10-Q
period 2010-03-31
REALNETWORKS INC
filed 2010-05-07
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of April 30, 2010 was 135,250,369.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$202,605	$277,030
Short-term investments	132,611	107,870
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	53,976	60,937
Related party receivable	5,994	—
Deferred costs, current portion	4,038	5,192
Prepaid expenses and other current assets	30,239	30,624

Total current assets	429,463	481,653

Equipment, software, and leasehold improvements, at cost:
Equipment and software	139,743	151,951
Leasehold improvements	30,448	31,041

Total equipment, software, and leasehold improvements, at cost	170,191	182,992
Less accumulated depreciation and amortization	120,900	125,878

Net equipment, software, and leasehold improvements	49,291	57,114
Restricted cash equivalents and investments	13,700	13,700
Equity method investments	29,700	50
Available for sale securities	20,989	19,503
Other assets	3,974	4,030
Deferred costs, non-current portion	11,064	10,182
Deferred tax assets, net, non-current portion	8,597	10,001
Other intangible assets, net	9,434	10,650

Total assets	$576,212	$606,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,671	$32,703
Accrued and other liabilities	102,049	124,934
Deferred revenue, current portion	23,184	31,374
Related party payable	—	11,216
Accrued loss on excess office facilities, current portion	2,095	3,228

Total current liabilities	162,999	203,455
Deferred revenue, non-current portion	966	1,933
Deferred rent	4,380	4,464
Deferred tax liabilities, net, non-current portion	884	961
Other long-term liabilities	12,750	13,006

Total liabilities	181,979	223,819

Noncontrolling interest in Rhapsody	—	7,253
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 134,823 shares in 2009 and 134,354 shares in 2008	135	135
Additional paid-in capital	686,860	671,606
Accumulated other comprehensive loss	(38,674)	(38,614)
Retained deficit	(254,088)	(257,316)

Total shareholders’ equity	394,233	375,811

Total liabilities and shareholders’ equity	$576,212	$606,883

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended
	March 31,
	2010	2009
Net revenue (A)	$128,600	$140,773
Cost of revenue (B)	49,159	56,021

Gross profit	79,441	84,752

Operating expenses:
Research and development	34,675	28,559
Sales and marketing	37,827	43,685
Advertising with related party	1,065	7,423
General and administrative	14,921	22,831
Restructuring and other charges	5,615	794

Total operating expenses	94,103	103,292

Operating loss	(14,662)	(18,540)

Other income (expenses):
Interest income, net	380	1,183
Equity in net loss of investments	—	(655)
Gain on sale of equity investments, net	—	137
Gain on deconsolidation of Rhapsody	10,929	—
Other income (expense), net	99	855

Other income (expenses), net	11,408	1,520

Loss before income taxes	(3,254)	(17,020)
Income taxes benefit (expense)	3,572	(1,549)

Net income (loss)	318	(18,569)
Net loss attributable to noncontrolling interest in Rhapsody	2,910	6,433

Net income (loss) attributable to common shareholders	$3,228	$(12,136)

Basic net income (loss) per share available to common shareholders	$0.05	$(0.10)
Diluted net income (loss) per share available to common shareholders	$0.05	$(0.10)
Shares used to compute basic net income (loss) per share available to common shareholders	135,130	134,380
Shares used to compute diluted net income (loss) per share available to common shareholders	139,573	134,380
Comprehensive income (loss):
Net income (loss)	$318	$(18,569)
Unrealized holding (gains) losses on short-term and equity investments, net of income taxes	1,551	(1,822)
Foreign currency translation gains (losses)	(1,611)	(7,989)

Comprehensive loss	258	(28,380)
Net loss attributable to noncontrolling interest	2,910	6,433

Comprehensive income (loss) attributable to common shareholders	$3,168	$(21,947)

(A) Components of net revenue:
License fees	$24,172	$26,179
Service revenue	104,428	114,594

	$128,600	$140,773

(B) Components of cost of revenue:
License fees	$7,549	$9,246
Service revenue	41,610	46,775

	$49,159	$56,021

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarters Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$318	$(18,569)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,314	7,776
Stock-based compensation	3,921	5,222
Gain on disposal of equipment, software, and leasehold improvements	(2)	(33)
Equity in net loss of investments	—	655
Gain on sale of equity investments, net	—	(137)
Excess tax benefit from stock option exercises	(29)	(9)
Gain on deconsolidation of Rhapsody	(10,929)	—
Deferred income taxes	(1,359)	(212)
Accrued restructuring and other charges	4,455	(2,951)
Other	—	10
Net change in certain operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(988)	7,121
Prepaid expenses and other assets	(3,629)	76
Accounts payable	4,578	12,990
Accrued and other liabilities	(36,106)	(7,978)

Net cash (used in) provided by operating activities	(32,456)	3,961

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(4,692)	(3,042)
Purchases of short-term investments	(26,613)	(52,415)
Proceeds from sales and maturities of short-term investments	1,872	25,396
Decrease in restricted cash equivalents and investments	—	(25)
Payment of acquisition costs, net of cash acquired	—	(3,154)
Purchase of equity investments	—	(2,000)
Payment in connection with the restructuring of Rhapsody	(18,000)	—
Repayment of temporary funding upon deconsolidation of Rhapsody	5,869	—
Proceeds from sales of equity investments	—	137

Net cash used in investing activities	(41,564)	(35,103)

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	341	12
Excess tax benefit from stock option exercises	29	9
Payments received on MTVN note	1,213	7,667
Capital contribution to Rhapsody from MTVN	—	5,000

Net cash provided by financing activities	1,583	12,688

Effect of exchange rate changes on cash and cash equivalents	(1,988)	(2,805)

Net decrease in cash and cash equivalents	(74,425)	(21,259)
Cash and cash equivalents, beginning of period	277,030	232,968

Cash and cash equivalents, end of period	$202,605	$211,709

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$118	$651
Cash paid for income taxes	$562	$2,006
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2010 and 2009
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
     Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to 2009 amounts to conform to the current presentation.
     On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% equity interest in Rhapsody and Rhapsody’s financial position and operating results have been consolidated into RealNetworks’ financial statements prior to March 31, 2010. The noncontrolling interest’s proportionate share of income (loss) was included in noncontrolling interest in Rhapsody in the unaudited condensed consolidated statements of operations and comprehensive income (loss). MTVN’s proportionate share of equity was included in noncontrolling interest in Rhapsody in the unaudited condensed consolidated balance sheets. On March 31, 2010, the Company and MTVN restructured Rhapsody and as a result, RealNetworks holds slightly less than 47.5% of the outstanding shares of capital stock of Rhapsody. RealNetworks no longer holds a controlling interest and therefore, the Company will treat its ownership interest in Rhapsody as an equity method investment as of March 31, 2010. Rhapsody’s financial position as of March 31, 2010 and its operating results beginning from March 31, 2010 and beyond are no longer consolidated with RealNetworks consolidated financial statements.
     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2010. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     In the Company’s direct to consumer business segments, which include Music, Games and Media Software and Services (MSS), it derives revenue through (1) subscriptions, (2) sales of content downloads, software and licenses and (3) the sale of advertising and the distribution of third-party products on its websites and in the Company’s games.
     Consumer subscription products are paid in advance, typically for monthly, quarterly or annual duration. Subscription revenue is recognized ratably over the related subscription time period. Revenue from sales of content downloads, software and licenses is recognized at the time the product is made available, digitally, to the end user. Revenue generated from advertising on the Company’s websites and from advertising and the distribution of third-party products included in the Company’s products is recognized as revenue at the time of delivery.

     The Company’s business-to-business Technology Products and Solutions (TPS) segment generates revenue by providing services that enable wireless carriers to deliver audio and video content to their customers and through sales of software licenses and products and related support and other services.
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
     Noncontrolling Interests. The Company records noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest partners in the consolidated statement of operations. Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow the Company’s historical disclosure only policy for the redemption feature. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Noncontrolling interest expense (benefit) is included within the consolidated statements of operations and comprehensive income (loss). The Company applied this accounting policy to the noncontrolling interest in Rhapsody that was held by MTVN for periods beginning when Rhapsody was formed in August 2007 through the quarter ended March 31, 2010. Due to the completion of the restructuring of Rhapsody on March 31, 2010 which resulted in the Company holding approximately 47.5% of the outstanding shares of capital stock of Rhapsody, this accounting policy will no longer apply with respect to the Company’s investment in Rhapsody in future periods.
Note 2. Recent Accounting Pronouncements
     With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2010, to be implemented by the Company in future periods as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance to the Company.
     In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 supersedes EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on its consolidated results of operations and financial condition and whether it will adopt the standard early.
     In September 2009, the FASB ratified ASU 2009-14 (ASU 2009-14) (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements). ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 has an effective date that is consistent with ASU 2009-13. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-14 on its consolidated results of operations and financial condition and whether it will adopt the standard early.

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
     The fair value of options granted was determined using the Black-Scholes model and the following weighted-average assumptions:

	Quarters
	Ended March 31,
	2010	2009
Expected dividend yield	0%	0%
Risk-free interest rate	1.94%	1.60%
Expected life (years)	4.0	4.2
Volatility	62%	63%
     Recognized stock-based compensation expense is as follows (in thousands):

	Quarters
	Ended March 31,
	2010	2009
Cost of revenue	$231	$630
Research and development	1,597	1,824
Sales and marketing	996	1,066
General and administrative	1,097	1,702

Total stock-based compensation expense	$3,921	$5,222

     No stock-based compensation was capitalized as part of the cost of an asset during the quarters ended March 31, 2010 or 2009. As of March 31, 2010, $21.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options, is expected to be recognized over a weighted-average period of 2.0 years.
Note 4. Rhapsody Joint Venture
Restructuring of Rhapsody
     As described in Note 1, Summary of Significant Accounting Policies, the Company initially formed a joint venture with MTVN to own and operate a business-to-consumer digital audio music service known as Rhapsody. Prior to March 31, 2010, the Company owned 51% of the outstanding equity interests of Rhapsody and MTVN owned the remaining 49%. On March 31, 2010, restructuring transactions involving Rhapsody were completed, and Rhapsody was converted from a limited liability company to a corporation. Following the completion of the restructuring transactions. RealNetworks owns slightly less than 47.5%, MTVN owns 47.5%, and the two minority stockholders hold slightly more than 5% of the outstanding shares of capital stock of Rhapsody. RealNetworks contributed $18.0 million in cash, the Rhapsody brand and certain other assets, including content licenses, in exchange for shares of convertible preferred stock of Rhapsody, carrying a $10.0 million preference upon certain liquidation events. As part of the transactions, RealNetworks’ repurchased the international radio business that was previously contributed to Rhapsody by RealNetworks. MTVN contributed a $33.0 million advertising commitment in exchange for shares of common stock of Rhapsody, and MTVN’s previous obligation to provide advertising of approximately $111 million as of December 31, 2009 was cancelled. In addition, the put and call rights held by RealNetworks and MTVN and MTVN’s rights to receive a preferred return in connection with the exercise of RealNetworks’ put right were terminated. RealNetworks is also obligated to provide certain operational transition services to Rhapsody until December 31, 2010, unless earlier terminated by Rhapsody. Rhapsody will be initially governed by a Board of Directors with two directors appointed by each of the Company and MTVN and one independent director appointed by mutual agreement of the Company and MTVN.
     The restructuring resulted in RealNetworks no longer having control over the joint venture and therefore, the operating results of Rhapsody will be accounted for under the equity method of accounting, and the Company’s proportionate share of the income or loss will be recognized as a component of other income and expense, net in the Company’s consolidated statements of operations in periods subsequent to March 31, 2010. Rhapsody’s results of operations are included within RealNetworks’ unaudited condensed consolidated statement of operations for the quarter ended March 31, 2010. As Rhapsody is classified as an equity method investment at March 31, 2010, RealNetworks removed of all Rhapsody related assets and liabilities that were previously consolidated from its unaudited condensed consolidated balance sheet. The removal of these assets and liabilities and the creation of the equity method investment resulted in a one-time net gain of $10.9 million recorded in other income and expense, net in the Company’s unaudited condensed consolidated statement of operations for the quarter ended March 31, 2010. The Company determined the fair value of its retained equity interest of approximately 47.5% to be approximately $29.5 million.
     As mentioned above, the MTVN’s preferred return rights were terminated in connection with the restructuring of Rhapsody. Prior to the restructuring, if the appraised value of Rhapsody at a redemption date was less than $436.3 million, then the exercise price of the put would have included a preferred return for MTVN. The Company previously elected to accrete any excess of the redemption value over the carrying amount as an adjustment to income attributable to common shareholders, and adjusted earnings per share for the current quarter’s accretion of the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature. Due to the termination of MTVN’s preferred return rights at the completion of the restructuring, the Company decreased the noncontrolling interest on the unaudited condensed consolidated balance sheet at March 31, 2010, by $10.4 million as part of the deconsolidation transactions, of which, $3.7 million was an adjustment to income attributable to common shareholders for the purposes of calculating earnings per share for the quarter ended March 31, 2010. The Company increased the noncontrolling interest on the unaudited condensed consolidated balance sheet for the quarter ended March 31, 2009, by $1.4 million which was an adjustment to income attributable to common shareholders for the purposes of calculating earnings per share. See Note 12, Earnings Per Share, for more information on this item.
Noncontrolling interest rollforward
     Activity in noncontrolling interest and equity attributable to common shareholders is as follows (in thousands):

	Noncontrolling interest	Total Equity
Balances, December 31, 2008	$378	$553,558
Net loss	(6,433)	(12,136)
Contribution and other transactions with owners	10,048	3,732
Accretion of MTVN’s preferred return in Rhapsody	1,434	(1,434)
Unrealized holding losses on short-term and equity investments, net of taxes	—	(1,822)
Foreign currency translation losses	—	(7,989)
Stock-based transactions and compensation expense, net of taxes	—	5,047

Balances, March 31, 2009	$5,427	$538,956

	Noncontrolling interest	Total Equity
Balances, December 31, 2009	$7,253	$375,811
Net loss	(2,910)	3,228
Contribution and other transactions with owners	616	619
Reversal of MTVN’s accretion equity interest in Rhapsody	(6,736)	6,736
Reversal of MTVN’s preferred return in Rhapsody	(3,700)	3,700
Deconsolidation	5,477	—
Unrealized holding losses on short-term and equity investments, net of taxes	—	1,551
Foreign currency translation losses	—	(1,611)
Stock-based transactions and compensation expense, net of taxes	—	4,199

Balances, March 31, 2010	$—	$394,233

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
Items Measured at Fair Value on a Recurring Basis
     The following table presents information about the Company’s financial assets that have been measured at fair value (in thousands) on a recurring basis as of March 31, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Fair Value Measurements as of
	March 31, 2010
	Total	Level 1	Level 2	Level 3
		(In thousands)
Cash equivalents
Money market funds	$85,342	$85,342	$—	$—
Corporate notes and bonds	63,997	63,997	$—	$—
Short-term investments
Corporate notes and bonds	96,175	96,175	—	—
U.S. government agency securities	36,436	36,436	—	—
Restricted cash equivalents and investments	13,700	13,700
Available for sale securities	20,989	20,989	—	—

Total	$316,639	$316,639	$—	$—

	Fair Value Measurements as of
	December 31, 2009
	Total	Level 1	Level 2	Level 3
		(In thousands)
Cash equivalents
Money market funds	$223,909	$223,909	$—	$—
Short-term investments
Corporate notes and bonds	73,462	73,462	—	—
U.S. government agency securities	34,408	34,408	—	—
Restricted cash equivalents and investments	13,700	13,700	—	—
Available for sale securities	19,503	19,503	—	—

Total	$364,982	$364,982	$—	$—

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
Items Measured at Fair Value on a Nonrecurring Basis
     Certain assets and liabilities of the Company are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The Company performed a valuation using Level 3 inputs of its investment in the Rhapsody joint venture as of March 31, 2010. The Company performed the analysis as a result of the restructuring and related deconsolidation of Rhapsody which are further described in Note 4. Rhapsody Joint Venture. The fair value analysis used multiple valuation models and was based on assumptions of future results made by management, including operating and cash flow projections.
Note 6. Cash, Cash Equivalents, Trading Securities, Short-Term Investments, and Restricted Cash Equivalents and Investments

     Cash, cash equivalents, trading securities, short-term investments, and restricted cash equivalents and investments as of March 31, 2010 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$53,266	$—	$—	$53,266
Money market mutual funds	85,342	—	—	85,342
Corporate notes and bonds	63,997	—	—	63,997

Total cash and cash equivalents:	202,605	—	—	202,605

Short-term investments:
Corporate notes and bonds	95,469	719	(13)	96,175
U.S. Government agency securities	36,497	5	(66)	36,436

Total short-term investments:	131,966	724	(79)	132,611

Total cash, cash equivalents and short-term investments	$334,571	$724	$(79)	$335,216

Restricted cash equivalents and investments	$13,700	$—	$—	$13,700

     Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2009 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$53,121	$—	$—	$53,121
Money market mutual funds	223,909	—	—	223,909

Total cash and cash equivalents	277,030	—	—	277,030

Short-term investments:
Corporate notes and bonds	72,731	732	(1)	73,462
U.S. Government agency securities	34,560	5	(157)	34,408

Total short-term investments	107,291	737	(158)	107,870

Total cash, cash equivalents and short-term investments	$384,321	$737	$(158)	$384,900

Restricted cash equivalents and investments	$13,700	$—	$—	$13,700

     At March 31, 2010 and December 31, 2009, restricted cash equivalents and investments represent cash equivalents and short-term investments pledged as collateral against two letters of credit for a total of $13.7 million in connection with two lease agreements.
     Realized gains or losses on sales of available-for-sale securities for the quarters ended March 31, 2010 and 2009 were not significant.
     Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.
     The contractual maturities of available-for-sale investments at March 31, 2010 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Within one year	$52,185	$52,262
Between one year and five years	78,279	78,846
Between five years and fifteen years	1,502	1,503

Total available-for-sale investments	$131,966	$132,611

Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns
     Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful
	Accounts	Sales
	Receivable	Returns
Balances, December 31, 2009	$2,912	$1,012
Additions charged to expenses	835	1,178
Amounts written off	(359)	(1,283)

Balances, March 31, 2010	$3,388	$907

     Two customers accounted for 11% and 11% of trade accounts receivable, respectively, as of March 31, 2010. As of December 31, 2009, two customers accounted for 18% and 10% of trade accounts receivable. No one customer accounted for more than 10% of total revenue during the quarters ended March 31, 2010 and 2009.
Note 8. Equity Method Investments and Available for Sale Securities
     As of March 31, 2010 and December 31, 2009, the carrying value of the Company’s equity interest in publicly traded companies primarily relates to J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These investments are classified as available for sale. The market for these investments is relatively limited and the share price is volatile. On March 31, 2010, the Company restructured its investment in Rhapsody, and as a result the Company treats its investment in Rhapsody as an equity method investment as of March 31, 2010. See Note 4. Rhapsody Joint Venture above for further discussion of the restructuring transactions. Although the carrying value of the equity method investments and available for sale securities was $50.7 million at March 31, 2010, there can be no assurance that any gain can be realized through the disposition of these shares.
     Summary of investments is as follows (in thousands):

	March 31, 2010		December 31, 2009
		Carrying		Carrying
	Cost	Value	Cost	Value
Available for sale securities	$10,765	$20,989	$10,765	$19,503
Equity method investments	30,150	29,700	500	50

Total investments	$40,915	$50,689	$11,265	$19,553

Note 9. Other Intangible Assets
     Other intangible assets consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$31,359	$23,510	$7,849
Developed technology	29,208	27,654	1,554
Patents, trademarks and tradenames	5,730	5,699	31
Service contracts and other	6,081	6,081	—

Total other intangible assets, March 31, 2010	$72,378	$62,944	$9,434

Total other intangible assets, December 31, 2009	$78,128	$67,478	$10,650

     Amortization expense related to other intangible assets during the quarter ended March 31, 2010 was $1.3 million. Amortization expense related to other intangible assets during the quarter ended March 31, 2009 was $2.3 million.
     As of March 31, 2010, estimated future amortization of other intangible assets is as follows (in thousands):

2010 (remaining nine months)	$3,202
2011	2,306
2012	2,050
2013	1,637
2014	169
Thereafter	70

Total	$9,434

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairments to long-lived assets during the quarters ended March 31, 2010 or 2009.

Note 10. Accrued and Other Liabilities
     Accrued and other liabilities consist of (in thousands):

	March 31,	December 31,
	2010	2009
Royalties and other fulfillment costs	$42,679	$53,693
Employee compensation, commissions and benefits	20,983	20,077
Sales, VAT and other taxes payable	15,163	16,907
Legal fees and contingent legal fees	3,166	5,251
Other	20,058	29,006

Total	$102,049	$124,934

Note 11. Loss on Excess Office Facilities
     The accrued loss of $2.1 million for estimated future losses on excess office facilities located near the Company’s corporate headquarters in Seattle Washington at March 31, 2010, is shown net of expected future sublease income of $1.4 million, which was committed under sublease contracts at the time of the estimate. The Company regularly evaluates the market for office space in the cities where it has operations. If the market for such space declines further in future periods, the Company may have to revise its estimates further, which may result in additional losses on excess office facilities.
     A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2009	$3,228
Less amounts amortized from the accrued loss on excess office facilities	(1,133)

Accrued loss on excess office facilities, March 31, 2010	$2,095

Note 12. Earnings Per Share
     For periods beginning August 2007 through the quarter ended March 31, 2010, basic net income (loss) available to common shareholders per share is computed by dividing net income (loss) attributable to common shareholders less any accretion from MTVN’s preferred return in Rhapsody by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available to common shareholders per share is computed by dividing net income (loss) attributable to common shareholders less any accretion from MTVN’s preferred return in Rhapsody by the weighted average number of common and dilutive potential common shares outstanding during the period. On March 31, 2010, the restructuring transactions involving Rhapsody were completed. After the completion of the restructuring transactions, MTVN no longer holds a preferred return in Rhapsody. Therefore, the total amount of the previously recognized accretions of $3.7 million was reversed in the quarter ended March 31, 2010. Basic and diluted net income available to common shareholders per share are calculated as follows (in thousands):

	Quarters Ended
	March 31,
	2010	2009
Net income (loss) available to common shareholders:
Net income (loss) attributable to common shareholders	$3,228	$(12,136)
Less accretion of MTVN’s preferred return in Rhapsody	3,700	(1,434)

Net income (loss) available to common shareholders	$6,928	$(13,570)

Weighted average common shares outstanding used to compute basic net income (loss) per share available to common shareholders	135,130	134,380
Dilutive potential common shares:
Stock options and restricted stock	4,443	—

Shares used to compute diluted net income (loss) per share available to common shareholders	139,573	134,380

Basic net income (loss) per share available to common shareholders	$0.05	$(0.10)
Diluted net income (loss) per share available to common shareholders	$0.05	$(0.10)
     During the quarters ended March 31, 2010, and 2009, 23.8 million and 39.3 million shares of common stock, respectively, potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect.

Note 13. Commitments and Contingencies
     Borrowing Arrangements. The Company’s subsidiary, WiderThan, has entered into lines of credit with a Korean domestic bank with an aggregate maximum available limit of $0.9 million at interest rates of approximately 6% over the rate earned on the underlying deposits. During the quarter ended March 31, 2010, the Company did not draw on the line of credit and there was no balance outstanding as of March 31, 2010 or December 31, 2009.
     WiderThan uses corporate charge cards issued by a Korean domestic bank with an aggregate line of credit of up to $4.4 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets. In general, the term of the arrangement is one year, with automatic renewal in April of each year. The arrangement may be terminated in writing by mutual agreement between the bank and the Company. The Company is not subject to any financial or other restrictive covenants under the terms of this arrangement.
     WiderThan has a letter of credit of up to $1.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April), which bears interest at 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the quarter ended March 31, 2010, the Company did not draw on the letter of credit and there was no balance outstanding as of March 31, 2010 or December 31, 2009.
     WiderThan has purchase guarantees amounting to $0.9 million from Seoul Guarantee Insurance which guarantees payments for one year under certain supply contracts the Company has with a customer in Korea.
     Litigation. On September 30, 2008, the Company filed a declaratory action against Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros. Entertainment, Inc., Viacom, Inc. (collectively, the “Studios”) and the DVD Copy Control Association (DVD CCA) in the U.S. District Court for the Northern District of California relating to the Company’s RealDVD product (the “RealDVD Litigation”), which, among other things, allows consumers to securely store DVD content on their hard drives. On the same day, various movie studios filed suit against the Company that alleged, among other things, that by offering the RealDVD product, the Company has violated the Digital Millennium Copyright Act and sought to enjoin the sale or distribution of the RealDVD product. In May 2009, the Company moved to amend its complaint against the Studios to add claims that the Studios and DVD CCA conspired to violate, and have violated, state and federal antitrust laws by, among other things, unlawfully eliminating competition in the market for technology that enables a consumer to make a lawful, secure backup copy of a DVD and made similar counterclaims against the DVD CCA. On August 11, 2009, the court in the Northern District of California granted the movie studios’ motion for preliminary injunction, which enjoined the Company from selling or otherwise distributing RealDVD to the public, which the Company appealed to the U.S. Court of Appeals for the Ninth Circuit. On March 1, 2010, the Company entered into a settlement agreement with the Studios and related entities as well as the DVD CCA with respect to the RealDVD Litigation. Under the terms of the settlement agreement, the Company paid $4.5 million to the Studios for the Studios’ fees and costs in connection with the RealDVD Litigation. In addition, the Company agreed to the terms of a consent judgment, as entered by the District Court in the Northern District of California on March 3, 2010, which, among other things, permanently enjoins the Company from distributing or offering RealDVD or any other technology, product, service or device that enables the duplication of, redistribution of, or unauthorized access to, copyrighted content protected by the Content Scramble System or technologies known as ARccOS or RipGuard. All claims and counterclaims in the RealDVD Litigation, including the Company’s claims of breach of federal antitrust laws against the Studios, were either resolved by the consent judgment or dismissed with prejudice, and the Company has withdrawn its appeal to the U.S. Court of Appeals for the Ninth Circuit relating to the preliminary injunction. The Company accrued the settlement obligation under the settlement agreement within its consolidated financial statements for the year ended December 31, 2009. The settlement obligation was paid in full during the quarter ended March 31, 2010.
     On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in the U.S. District Court for the Northern District of Mississippi against a number of cell phone carriers, including the Company’s partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. The Company agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that is claimed to be owed by the Company’s subsidiary, WiderThan. On August 27, 2007, the Company’s motion to transfer this matter to the U.S. District Court for the District of New Jersey was granted. The parties have briefed claim construction, but the case has been stayed pending reexamination of the patents at issue. In December 2009, the U.S. Patent and Trademark Office (PTO) issued notice that it intends to review the patents at issue. The court lifted the stay on the litigation on January 29, 2010 and discovery has resumed. The Company disputes the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against the Company’s partners.
     The Company has also been involved in a proceeding in the U.S. District Court for the Southern District of New York to determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP and subsequently issued additional rulings. After working with ASCAP to make a final determination of amounts due under the court’s rulings, the Company reached a partial agreement with ASCAP on January 12, 2009. The Company believes it has sufficiently accrued for expected royalties under the agreement, but the Company and ASCAP appealed some aspects of the court’s rulings that underlie the agreement, which appeal remains pending before the U.S. Court of Appeals for the Second Circuit.
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
Note 14. Segment Information
     The Company reports four business segments based on factors such as how the Company manages its operations and how its Chief Operating Decision Maker reviews results. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which includes the Company’s Acting Chief Executive Officer, Chief Financial Officer, Executive Vice President and certain Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s TPS, MSS, Games, and Music segments and, therefore, the Company reports these as operating segments. The accounting policies used to derive segment results are generally the same as those described in Note 1, Summary of Business and Summary of Significant Accounting Policies.
     The TPS segment includes revenue and costs from: sales of application services such as ringback tones, music on demand, video on demand, messaging, and information services; sales of media delivery system software and licenses, including Helix system software and related authoring and publishing tools, directly to customers and indirectly through original equipment manufacturer channels; sales of support and maintenance services to customers who purchase software products; sales of broadcast hosting services; and sales of consulting and professional services. These products and services are primarily sold to corporate customers.
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
     The Music segment includes the operations of Rhapsody as well as the aspects of the Company’s music business not included as part of Rhapsody. The revenue and costs from these businesses include: digital music subscription services, such as Rhapsody and RadioPass, and sales of digital music content and advertising. These products and services are sold and provided primarily through the Internet, and the Company charges customers’ credit cards at the time of sale. Billing periods for subscription services typically occur monthly, quarterly or annually, depending on the service purchased.

     Amounts that are not included within the above segment descriptions are shown below as Reconciling Amounts. Included within these amounts are items such as interest income.
     Segment net income (loss) attributable to common shareholders for the quarter ended March 31, 2010 is as follows (in thousands):

			Media
			Software and	Technology Products	Reconciling
	Music	Games	Services	and Solutions	Amounts	Consolidated
Net revenue	$35,733	$30,236	$20,739	$41,892	$—	$128,600
Cost of revenue	21,930	7,812	2,764	16,653	—	49,159

Gross profit	13,803	22,424	17,975	25,239	—	79,441
Operating expenses	19,673	27,793	14,364	26,620	5,653	94,103

Operating income (loss)	(5,870)	(5,369)	3,611	(1,381)	(5,653)	(14,662)
Total non-operating income, net	10,929	—	—	—	479	11,408

Income (loss) before income taxes	5,059	(5,369)	3,611	(1,381)	(5,174)	(3,254)
Income taxes	—	—	—	—	3,572	3,572

Net income (loss)	5,059	(5,369)	3,611	(1,381)	(1,602)	318

Net income (loss) attributable to noncontrolling interest in Rhapsody	2,910	—	—	—	—	2,910

Net income (loss) attributable to common shareholders	$7,969	$(5,369)	$3,611	$(1,381)	$(1,602)	$3,228

     Segment net income (loss) attributable to common shareholders for the quarter ended March 31, 2009 is as follows (in thousands):

			Media
			Software	Technology Products	Reconciling
	Music	Games	and Services	and Solutions	Amounts	Consolidated
Net revenue	$44,053	$32,823	$20,318	$43,579	$—	$140,773
Cost of revenue	27,300	8,564	3,707	16,450	—	56,021

Gross profit	16,753	24,259	16,611	27,129	—	84,752
Operating expenses	29,516	26,846	19,882	26,216	832	103,292

Operating income (loss)	(12,763)	(2,587)	(3,271)	913	(832)	(18,540)
Total non-operating income, net	—	—	—	—	1,520	1,520

Income (loss) before income taxes	(12,763)	(2,587)	(3,271)	913	688	(17,020)
Income taxes	—	—	—	—	(1,549)	(1,549)

Net income (loss)	(12,763)	(2,587)	(3,271)	913	(861)	(18,569)

Net income (loss) attributable to noncontrolling interest in Rhapsody	6,433	—	—	—	—	6,433

Net income (loss) attributable to common shareholders	$(6,330)	$(2,587)	$(3,271)	$913	$(861)	$(12,136)

     The Company’s customers consist primarily of end users located in the U.S., Europe and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended
	March 31,
	2010	2009
United States	$84,550	$96,666
Europe	22,482	22,665
Rest of the World	21,568	21,442

Total net revenue	$128,600	$140,773

     Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	March 31,	December 31,
	2010	2009
United States	$42,536	$51,367
Republic of Korea	6,918	7,196
Europe	6,085	5,745
Rest of the World	3,186	3,456

Total long-lived assets	$58,725	$67,764

     Net assets by geographic location are as follows (in thousands):

	March 31,	December 31,
	2010	2009
United States	$332,232	$320,412
Republic of Korea	12,657	10,581
Europe	36,606	34,784
Rest of the World	12,738	10,034

Total net assets	$394,233	$375,811

Note 15. Related Party Transactions
     Transactions with MTVN. As part of the initial formation of Rhapsody in 2007, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. In February 2009, RealNetworks and MTVN signed an amendment to the Rhapsody joint venture agreement which reduced the amount payable under the MTVN note to $213.8 million over the original five-year term. During the quarters ended March 31, 2010 and 2009, Rhapsody received $1.2 million and $7.7 million, respectively, in cash as note payments and spent $1.1 million and $7.4 million, respectively, in advertising with MTVN. The remainder of this marketing note was exchanged for a $33 million marketing commitment as part of the restructuring transactions that were completed on March 31, 2010. See Note 4. Rhapsody Joint Venture for more information on the restructuring transactions.
     For periods between August 2007 and March 31, 2010, the Company also provided various support services, including items such as facilities, information technology systems, personnel support and some overhead charges associated with the support services, directly to Rhapsody. The allocation of these and other support service costs were based on various measures depending on the service provided, including employee headcount, time employees spend on providing services to Rhapsody, server usage or number of users of a service. The allocations of these costs were billed directly to Rhapsody. Prior to March 31, 2010, the Company treated these allocations as intercompany transactions and all such transactions were eliminated in consolidation. As of March 31, 2010, the Company no longer consolidates these transactions. The $6.0 million balance of the related party receivable on the Company’s unaudited condensed consolidated balance sheet relates to the allocation of costs as mentioned above for the quarter ended March 31, 2010. Following the restructuring transactions, the Company is obligated to provide Rhapsody with a reduced amount of support services until December 31, 2010, unless earlier terminated by Rhapsody.
     Transactions with LoEn Entertainment, Inc. During the fourth quarter of 2008, the Company paid $9.9 million to acquire approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). The Company paid market price for approximately 2.8 million common shares of LoEn which are traded on the Korean Securities Dealers Automated Quotations. The Company’s investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting gains/losses recognized in equity as unrealized holding gains/losses on investment. During the quarters ended March 31, 2010, and 2009, the Company recorded revenue from LoEn of approximately $3.7 million and $2.5 million, respectively. This revenue consisted primarily of sales of application service provider services, which includes sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, RealNetworks also recorded accounts receivable of approximately $4.1 million as of March 31, 2010. Accounts payable and cost of revenue balances associated with LoEn as of and for the quarters ended March 31, 2010 and 2009 were nominal.
Note 16. Income Taxes
     As of March 31, 2010, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 15 to the Company’s audited financial statements included in the Company’s 2009 Annual Report on Form 10-K. The Company filed formal and informal refund claims with the Internal Revenue Service (“IRS”) in 2009 for the years 2001-2007, primarily related to Extraterritorial Income Exclusion and previously acquired net operating losses. In April 2010 the Company agreed to significant adjustments proposed by the IRS related to the formal and informal refund claims. Therefore, the Company believes it is reasonably possible that the total unrecognized tax benefits will be reduced significantly within the next twelve months. However, the Company does not believe that an estimate of the range of the reduction can be made at present.
     The Company files numerous consolidated and separate income tax returns in the United States federal, as well as state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local, or foreign income tax examinations for years before 1993. The Company is currently under United States federal audit for the consolidated group RealNetworks, Inc. and Subsidiaries for the years ended December 31, 2005, 2006 and 2007. RealNetworks, Inc. and/or subsidiaries are also under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993.

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
•	future revenues, income and other taxes, tax benefits, net income (loss) per diluted share, acquisition costs and related amortization, and other measures of results of operations;

•	the effects of our past acquisitions and expectations for future acquisitions;

•	plans, strategies and expected opportunities for future growth, increased profitability and innovation;

•	the prospects for creation and growth of strategic partnerships and the resulting financial benefits from such partnerships;

•	the expected financial position, performance, growth and profitability of our businesses and the availability of resources;

•	our involvement in potential claims and legal proceedings, the expected course and costs of existing claims and legal proceedings, and the potential outcomes and effects of both existing and potential claims and legal proceedings on our business, prospects, financial condition or results of operations;

•	our intention to separate our Games businesses and to restructure our remaining businesses;

•	the expected benefits and other consequences from restructuring Rhapsody, separating our Games business and restructuring our remaining businesses;

•	our expected introduction of new products and services across our businesses;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact music publishing royalty rates;

•	the continuation and expected nature of certain customer relationships;

•	impacts of competition and certain customer relationships on the future financial performance and growth of our businesses;

•	the effects of U.S. and foreign income and other taxes on our business, prospects, financial condition or results of operations; and

•	the effect of economic and market conditions on our business, prospects, financial condition or results of operations.
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
Overview
     Our mission is to create the best products and services for people to enjoy their digital media everywhere. We pioneered the development of technology for streaming digital media over the Internet and have sustained our focus on creating and delivering digital media, technology, services and content such as music, games and video to consumers around the world. We provide easy-to-use and affordable software products and services that enable consumers to discover, save, store and access their digital media on many different devices. We distribute our products and services directly to consumers and also through wireless network operators, original equipment manufacturers and other communications companies who offer these products and services to their customers. Our direct to consumer activities and financial results are reflected in our Media Software and Services (MSS), Games and Music segments’ revenue and profit (loss), while our business to business activities and financial results are reflected in our Technology Products and Solutions (TPS) segment revenue and profit (loss). Each of these segments is described further below under “Revenue by Segment” and “Costs of Revenue by Segment.” Our Music business is conducted primarily through the Rhapsody joint venture (Rhapsody) we formed with the MTVN division of Viacom International, Inc. (MTVN) in 2007. While Rhapsody’s operations are included within our consolidated statement of operations for the quarter ended March 31, 2010, we will no longer be consolidating Rhapsody’s results in future periods, due to the completion of the restructuring transactions involving Rhapsody as of March 31, 2010. For more details on the restructuring transactions and the related financial impacts, see “Note 4. Rhapsody Joint Venture” to the Condensed Consolidated Financial Statements included within Part I, Item 1 of this report.
     Our strategy is to increase our focus on two key businesses: (1) our software as a service (SaaS) offerings of our TPS business segment (formerly referred to as our application service provider, or ASP, offerings) and (2) our RealPlayer media player software and related businesses. In addition to the recently completed restructuring of our Rhapsody joint venture, we also intend to simplify and restructure our company in 2010 by, among other things, separating the operations of our Games business from the rest of our business, discontinuing certain unprofitable products and services offerings and reducing overhead and other operating costs of our company. We believe the restructuring of our Rhapsody joint venture and our plan to separate our Games business will enable those businesses to operate more efficiently and to compete more effectively in their markets. We have not yet determined the structure of the separated Games business, including whether we will retain control of the business or enter into another strategic transaction involving the business.
     In the quarter ended March 31, 2010, our total revenue declined 8.7%, or $12.2 million, to $128.6 million compared with $140.8 million in the quarter ended March 31, 2009. This decrease was due to declines in revenue in our TPS, Games and Music segments totaling $1.7 million, $2.6 million and $8.3 million, respectively. We also recorded net income available to common shareholders of $3.2 million for the quarter ended March 31, 2010 compared with a net loss of $12.1 million for the quarter ended March 31, 2009. Net income available to common shareholders for the current quarter was significantly impacted by a one-time gain of $10.9 million on the deconsolidation of our Rhapsody joint venture. Our operating expenses for the quarter declined 9%, or $9.2 million, compared with the year-earlier period. The decline in operating expenses was a result of our continued focus on simplifying our business and reducing headcount. While we achieved a reduction in operating expenses, we also incurred a total of $5.6 million in restructuring charges compared with restructuring charges of $0.8 million in the quarter ended March 31, 2009, and we continued to invest in research and development of new and existing products. Cash, cash equivalents, restricted cash and short-term investments declined to $348.9 million from $398.6 million at December 31, 2009, principally due to the $18.0 million in cash used in connection with the restructuring of Rhapsody, the $20.7 million in cash used to pay Rhapsody-related payables and the $5.5 million in cash used to settle the RealDVD lawsuit and to pay related legal expenses, as well as ordinary course fluctuation in working capital. See “Results of Operations-Revenue by Segment” below for further explanations of changes in our segment revenue for the quarter ended March 31, 2010.
     For 2010, our businesses may continue to be affected by reduced consumer spending and a softness in the global economy. We intend to focus in 2010 on implementing the strategic initiatives described above that include the separation of our Games business and the execution of operating plans for our other businesses. Our overall reported revenue, cost of revenue and operating expenses will be lower beginning in the second quarter of 2010 primarily because Rhapsody’s financial results will no longer be consolidated with our consolidated financial statements. In addition, in conjunction with the execution of our strategic initiatives, we expect to continue to reduce our overall operating costs and potentially to record additional cash and non-cash charges associated these activities. Whether and to what extent we realize any benefits from the restructuring of Rhapsody, the expected separation of our Games business or the rationalization of our operating cost structure are subject to risks that are described in Item 1A of this report under Risks Related to Our Business in General.
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
     Stock-Based Compensation. Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period, which is the vesting period. The Black-Scholes model requires various assumptions including volatility in our common stock price and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from the amounts recorded in our consolidated statement of operations. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
     Noncontrolling Interests. We record noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest partners in the consolidated statement of operations. Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow our historical disclosure only policy for the redemption feature. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Noncontrolling interest expense (benefit) is included within the consolidated statements of operations and comprehensive income (loss). We applied this accounting policy to the noncontrolling interest in Rhapsody that was held by MTVN for periods beginning when Rhapsody was formed in August 2007 through the quarter ended March 31, 2010. Due to the completion of the restructuring of Rhapsody on March 31, 2010 which resulted in us holding approximately 47.5% of the outstanding shares of capital stock of Rhapsody, this accounting policy will no longer apply with respect to our investment in Rhapsody in future periods.
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
     Accounting for Income Taxes. We compute income taxes using the asset and liability method, under which deferred income taxes are provided for temporary differences between financial reporting basis and tax basis of our assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.
Results of Operations
Revenue by Segment
     Revenue by segment is as follows (dollars in thousands):

	Quarter Ended	% Total	Quarter Ended	% Total
	March, 31,	Net	March, 31,	Net
	2010	Revenue	2009	Revenue	Change
TPS
License	$5,571		$4,522		23%
Service	36,321		39,057		(7)

Total net revenue	$41,892	33%	$43,579	31%	(4)%

MSS
License	$2,147		$2,052		5%
Service
Subscriptions	9,312		11,113		(16)
Advertising and other	9,280		7,153		30

Total service revenue	18,592		18,266		2

Total net revenue	$20,739	16%	$20,318	15%	2%

Games
License	$12,540		$14,011		(10)%
Service
Subscriptions	12,006		12,126		(1)
Advertising and other	5,690		6,686		(15)

Total service revenue	17,696		18,812		(6)

Total net revenue	$30,236	23%	$32,823	23%	(8)%

Music
License	$3,914		$5,594		(30)%
Service
Subscriptions	28,483		35,716		(20)
Advertising and other	3,336		2,743		22

Total service revenue	31,819		38,459		(17)

Total net revenue	$35,733	28%	$44,053	31%	(19)%

Total net revenue
License	$24,172		$26,179		(8)%
Service	104,428		114,594		(9)

Total net revenue	$128,600	100%	$140,773	100%	(9)%

     Technology Products and Solutions. TPS license revenue is derived from the sales of Helix system software and related authoring and publishing tools, OEM licenses installed on mobile platforms, and messaging gateways. TPS service revenue is derived from the sale of support and maintenance services related to our Helix license sales, sale of products and SaaS offerings that enable communications businesses to distribute digital media content to PCs, mobile phones, and other non-PC devices. SaaS revenue comprises revenue from sales of ringback tones (RBT), music on demand (MOD), video on demand (VOD), and inter-carrier messaging services, primarily sold to wireless carriers.
     Total TPS revenue declined $1.7 million, or 4%, in the quarter ended March 31, 2010, compared with the year-earlier period. This decline was primarily due to a one-time benefit recorded in the first quarter of 2009 from resolution of a dispute with a customer of approximately $2.9 million. Also contributing to the decline was a reduction in sales of our Helix-system services of approximately $0.9 million. These declines were partially offset by an increase in service revenue from our SaaS offerings of approximately $2.2 million. No other single factor contributed materially to the change in total TPS revenue during 2010.
     Media Software and Services. MSS license revenue primarily includes revenue from sales of RealPlayer Plus and related products. MSS service revenue primarily includes revenue from sales of our SuperPass premium subscription service, distribution of third-party software products, and all advertising other than that related directly to our Music and Games businesses.
     Overall, MSS revenue was materially unchanged during the quarter ended March 31, 2010, compared with the year-earlier period. Advertising and other revenue generated from the distribution of third-party products increased by approximately $2.2 million during the quarter ended March 31, 2010. This increase was partially offset by a decrease in revenue from our SuperPass subscription service of approximately $1.8 million due primarily to a decline of subscribers and related revenue from the service. No other single factor contributed materially to the change during the period.
     Games. Games license revenue primarily includes revenue from the sale of individual games on our websites GameHouse.com and Zylom.com; the sale of games through syndication on partner sites; and sales of games through wireless carriers. Games service revenue primarily includes revenue from the sales of games subscription services and advertising through our games websites.
     Total Games revenue decreased $2.6 million, or 8%, during the quarter ended March 31, 2010, compared with the year-earlier period. Total games sold during the period increased by approximately 5%, however prices for games declined largely due to competitive pressures and as a result, total license revenue from the sale of games declined $1.5 million, or 11%, compared with the year-earlier period. Games revenue from advertising decreased $1.0 million, or 15%, due primarily to a decline in demand for online advertising. No other single factor contributed materially to the change in total Games revenue during the period.
     Music. Music license revenue primarily includes revenue from sales of digital music content through Rhapsody’s MP3 music store. Music service revenue primarily includes revenue from the Rhapsody and RadioPass subscription services, and advertising from Rhapsody’s music websites.
     During the quarter ended March 31, 2010, total Music revenue decreased $8.3 million, or 19%, compared with the year-earlier period. Revenue from our subscription music services declined $7.2 million, or 20%, in the quarter ended March 31, 2010, compared with the year-earlier period. This decline in subscription revenue was primarily driven by a decrease in average number of subscribers during the quarter. A decrease in the number of digital music tracks sold during the quarter ended March 31, 2010, also contributed approximately $1.7 million to the decrease in revenue. The decrease in the number of tracks sold was due primarily to a decline in the average number of subscribers to our music service. No other single factor contributed materially to the change in total Music revenue during the period.

Geographic Revenue
     Revenue by geographic region is as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2010	Change	2009
United States	$84,550	(13)%	$96,666
Europe	22,482	(1)	22,665
Rest of the world	21,568	1	21,442

Total net revenue	$128,600	(9)%	$140,773

     Revenue in the U.S. declined $12.1 million, or 13%, for the quarter ended March 31, 2010, compared with the year-earlier period. This decrease was due primarily to a reduction in revenue generated from our music subscription services, sales of music tracks and our SuperPass subscription service of approximately $6.3 million, $2.1 million and $1.7 million, respectively. See the sections “Revenue by Segment — Media Software and Services,” and “Revenue by Segment — Music” above for further discussion of these changes.
     Overall, revenue in Europe and in the rest of the world was materially unchanged during the quarter ended March 31, 2010, compared with the year-earlier period.
Cost of Revenue by Segment
     Cost of revenue by segment is as follows (dollars in thousands):

	Quarter		Quarter
	Ended	% of	Ended	% of
	March 31,	Segment	March 31,	Segment
	2010	Revenue	2009	Revenue	Change
TPS
License	$10		$105		(90)%
Service	16,643		16,345		2

Total cost of revenue	$16,653	40%	$16,450	38%	1%

MSS
License	$707		$737		(4)%
Service	2,057		2,970		(31)

Total cost of revenue	$2,764	13%	$3,707	18%	(25)%

Games
License	$4,147		$4,464		(7)%
Service	3,665		4,100		(11)

Total cost of revenue	$7,812	26%	$8,564	26%	(9)%

Music
License	$2,685		$3,940		(32)%
Service	19,245		23,360		(18)

Total cost of revenue	$21,930	61%	$27,300	62%	(20)%

Total cost of revenue
License	$7,549		$9,246		(18)%
Service	41,610		46,775		(11)

Total cost of revenue	$49,159	38%	$56,021	40%	(12)%

     Cost of Technology Products and Solutions. Cost of TPS license revenue includes amounts paid for licensed technology and costs of product media. Cost of TPS service revenue includes fees paid to mobile service carriers and third-party vendors for order fulfillment, cost of personnel providing support and consulting services, and expenses incurred in providing our SaaS hosting services.
     Overall, cost of TPS revenue was materially unchanged during the quarter ended March 31, 2010, compared with the year-earlier period. Cost of TPS revenue as a percentage of TPS revenue for the quarter ended March 31, 2010, increased primarily as a result of a higher revenue base in 2009 due to the impact of a one-time increase of $2.9 million resulting from the resolution of a customer dispute.
     Cost of Media Software and Services Revenue. Cost of MSS license revenue consists primarily of amounts paid for licensed technology and fees paid to third-party vendors. Cost of MSS service revenue consists primarily of cost of royalties and delivery of content included in our SuperPass subscription service offerings, and fees paid to third-party vendors for support services.
     Cost of MSS revenue declined $0.9 million, or 25%, for the quarter ended March 31, 2010, compared with the year-earlier period. Content costs for our SuperPass subscription service product declined primarily as a result of a reduction of content partners, which accounted for materially all of the decline in cost of MSS revenue. Cost of MSS revenue as a percentage of MSS revenue for the quarter ended March 31, 2010, decreased primarily as a result of increased revenue recognized related to our higher margin offerings such as the distribution of third-party products.
     Cost of Games Revenue. Cost of Games license revenue consists primarily of royalties paid on sales of games. Cost of Games service revenue consists primarily of costs incurred to provide our subscription service offerings and fees paid to third-party vendors for support services.
     Cost of Games revenue decreased $0.8 million, or 9%, during the quarter ended March 31, 2010, compared with the year-earlier period. A reduction in royalty costs in proportion to license revenue accounted for substantially all of the decline in cost of Games revenue during the period.
     Cost of Music Revenue. Cost of Music license revenue consists primarily of cost of royalties paid on sales of music tracks and hardware devices and accessories. Cost of Music service revenue consists primarily of cost of content and delivery of the content included in our music subscription service offerings and fees paid to third-party vendors for support services.
     Cost of Music revenue decreased $5.4 million, or 20%, during the quarter ended March 31, 2010 compared with the year-earlier period. The decrease was primarily due to the lower average number of subscribers to our Rhapsody music services during 2010, compared with the year-earlier period, resulting in decreased service content costs of approximately $3.1 million. A reduction in royalty costs in proportion to track sales accounted for approximately $1.3 million of the decline during the quarter ended March 31, 2010. No other single factor contributed materially to the change during the period.
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

	Quarters Ended
	March 31,
	2010	Change	2009
Research and development	$34,675	21%	$28,559
As a percentage of total net revenue	27%		20%
     Research and development expenses, including non-cash stock-based compensation, increased $6.1 million, or 21%, in the quarter ended March 31, 2010 compared with the year-earlier period. This increase was primarily due to an increase in research and development personnel and related costs of approximately $3.0 million as a result of an increase in average headcount working on new initiatives as well as an additional $1.4 million for the acceleration of depreciation expense due to an anticipated replacement of our Games information technology platform later in 2010. No other single factor contributed materially to these changes during the period. The increase in research and development expenses as a percentage of total net revenue from 20% in 2009 to 27% in 2010 is due primarily to our decision to continue to invest in the development of our products despite a decline in total net revenue.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing costs and changes are as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2010	Change	2009
Sales and marketing	$37,827	(13)%	$43,685
As a percentage of total net revenue	29%		31%

     Sales and marketing expenses, including non-cash stock-based compensation, decreased $5.9 million, or 13%, in the quarter ended March 31, 2010 compared with the year-earlier period. The decrease was primarily due to cost reduction efforts including a decrease in sales and marketing headcount and marketing services expenses. The reduction in personnel and related costs resulted in a decline of approximately $1.7 million in sales and marketing expenses, and the decrease in marketing and other professional services expenses reduced costs by an additional $2.2 million during the quarter ended March 31, 2010 compared with the year-earlier period. The decrease in sales and marketing expenses as a percentage of total net revenue from 31% in 2009 to 29% in 2010 is due to a higher reduction in expenses relative to the decline in revenue. No other single factor contributed materially to these changes during the period.
Advertising with Related Party
     On August 20, 2007, RealNetworks and MTVN formed the Rhapsody joint venture. Under the original joint venture agreement, as amended, Rhapsody was obligated to purchase $213.8 million in advertising and related integrated marketing on MTVN cable channels over the term of the agreement. During the quarters ended March 31, 2010, and 2009, Rhapsody spent $1.1 million and $7.4 million in advertising with MTVN, respectively. On March 31, 2010, the restructuring transactions involving Rhapsody were completed. As part of the restructuring, MTVN contributed a $33 million advertising commitment and MTVN’s previous advertising obligation was cancelled.
General and Administrative
     General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and changes are as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2010	Change	2009
General and administrative	$14,921	(35)%	$22,831
As a percentage of total net revenue	12%		16%
     General and administrative expenses, including non-cash stock-based compensation, decreased $7.9 million, or 35%, in the quarter ended March 31, 2010 compared with the year-earlier period. The decrease was due primarily to a reduction in legal and other professional services expenses of approximately $5.0 million in the quarter ended March 31, 2010, compared with the year-earlier period. A majority of the decrease in legal and professional fees was a result of concluding the VeriSign arbitration and RealDVD lawsuits in 2009. A reduction in personnel and related costs of approximately $1.0 million also contributed to the overall decrease in general and administrative expenses during the period. No other single factor contributed materially to the increases during the periods. The decrease in general and administrative expenses as a percentage of total net revenue from 16% in 2009 to 12% in 2010 is due primarily to reduced legal expenses in 2010 as described above.
Restructuring and Other Charges
     Restructuring and other charges consist of costs associated with the realignment and reorganization of our operations and primarily include separation costs for employees, including severance, and other benefit costs as well as the impairment of certain long-lived assets. During the quarter ended March 31, 2010, we recorded $5.6 million in restructuring charges as part of our strategy to simplify and restructure our business. During the quarter ended March 31, 2009, we recorded approximately $0.8 million in restructuring charges.
Other Income (Expenses), Net
     Other income, net consists primarily of: interest income on our cash, cash equivalents, and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt and equity in net loss of investments. Other income, net and quarter-over-quarter changes are as follows (dollars in thousands):

	Quarters Ended
	March 31,
	2010	Change	2009
Interest income, net	$380	(68)%	$1,183
Equity in net loss of investments	—	(100)	(655)
Gain on sale of equity investments, net	—	(100)	137
Gain on deconsolidation of Rhapsody	10,929	n/a	—
Other income, net	99	(88)	855

Other income, net	$11,408	651%	$1,520

     Other income (expense), net increased during the quarter ended March 31, 2010, due primarily to the gain recognized on the deconsolidation of Rhapsody. See “Note 4 — Rhapsody Joint Venture” to the Condensed Consolidated Financial Statements included within Part I, Item 1 of this report.
Income Taxes
     During the quarters ended March 31, 2010 and 2009, we recognized income tax benefit of $3.6 million and income tax expense $1.5 million, respectively, related to U.S. and foreign income taxes. The decrease in income tax expense and the change in income tax expense as a percentage of pre-tax income during the quarter ended March 31, 2010, was largely the result of the restructuring of Rhapsody and partial release of valuation allowance on international net operating losses.
     As of March 31, 2010, there have been no material changes to our uncertain tax positions disclosures as provided in Note 15 to our audited financial statements included in our 2009 Annual Report on Form 10-K. We filed formal and informal refund claims with the Internal Revenue Service (“IRS”) in 2009 for the years 2001-2007, primarily related to Extraterritorial Income Exclusion and previously acquired net operating losses. In April 2010, we agreed to significant adjustments proposed by the IRS related to the formal and informal refund claims. Therefore, we believe it is reasonably possible that the total unrecognized tax benefits will be significantly reduced within the next twelve months. However, we do not believe that an estimate of the range of the reduction can be made at present.
     We file numerous consolidated and separate income tax returns in the United States federal, as well as state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state, local, or foreign income tax examinations for years before 1993. We are currently under United States federal audit for the consolidated group RealNetworks, Inc. and Subsidiaries for the years ended December 31, 2005, 2006 and 2007. RealNetworks, Inc. and /or subsidiaries are also under audit by the various states and foreign jurisdictions for certain tax years subsequent to 1993.
New Accounting Pronouncements
     See “Note 2 – Recent Accounting Pronouncements” to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding new accounting pronouncements.
Liquidity and Capital Resources
     The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	March 31,	December 31,
	2010	2009
Working capital	$266,464	$278,198
Cash, cash equivalents, and short-term investments	335,216	384,900
Restricted cash	13,700	13,700
     Cash, cash equivalents, and short-term investments decreased from December 31, 2009, primarily due to the $18.0 million in cash paid to Rhapsody, the $20.7 million in cash used to pay Rhapsody-related payables, and the payment of the settlement obligation and related legal expenses of $5.5 million relating to the RealDVD litigation that was accrued in the quarter ended December 31, 2009.
     The following summarizes cash flows (in thousands):

	Quarter Ended
	March 31,
	2010	2009
Cash used in operating activities	$(32,456)	$3,961
Cash used in investing activities	(41,564)	(35,103)
Cash provided by financing activities	1,583	12,688

     Cash used in operating activities consisted of net loss adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, gain on the deconsolidation of the Rhapsody joint venture, and the effect of changes in certain operating assets and liabilities, net of acquisitions and disposals.
     Cash used in operating activities in the quarter ended March 31, 2010, was $32.5 million and consisted of net income of $0.3 million, adjustments for cash provided by non-cash items of $3.4 million and cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions and disposals, of $36.1 million. Adjustments for cash used in non-cash items primarily consisted of $10.9 million of gain related to the deconsolidation of the Rhapsody joint venture, partially offset by $7.3 million of depreciation and amortization expense and $3.9 million of stock-based compensation and $4.5 million for amounts accrued relating to our restructuring expenses incurred during the quarter.
     Changes in certain operating assets and liabilities, net of acquisitions, in the quarter ended March 31, 2010 primarily consisted of uses of cash from the decrease in accrued and other liabilities of $36.1 million. These decreases were related to reductions in accrued royalties and other fulfillment costs as well as a reduction in amounts payable to MTVN for related party advertising incurred during the quarter ended March 31, 2010 as compared to the quarter ended December 31, 2009. Also contributing to the decline was the payment of the legal settlement and related legal expenses attributable to the RealDVD litigation of $5.5 million that was accrued for in the quarter ended December 31, 2009.
     Cash provided by operating activities in the quarter ended March 31, 2009 was $4.0 million and consisted of a net loss of $18.6 million, adjustments for cash provided by non-cash items of $10.3 million and cash provided by activities related to changes in certain operating assets and liabilities, net of acquisitions, of $13.3 million. Adjustments for cash provided by non-cash items primarily consisted of $7.8 million of depreciation and amortization expense and $5.2 million of stock-based compensation, partially offset by $3.0 million for payments made related to our restructuring and other impairments, which were accrued for in the fourth quarter of 2008.
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
     In the quarter ended March 31, 2010, investing activities used cash primarily for payments made in connection with the restructuring of Rhapsody of $18.0 million as well as purchases of equipment, software, and leasehold improvements of $4.7 million. These uses of cash were partially offset by the repayment of temporary funding upon the deconsolidation of Rhapsody of approximately $5.9 million. Purchases, net of sales and maturities, of short-term investments used cash of $24.7 million during 2010. In the quarter ended March 31, 2009, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $3.0 million and acquisition costs of $3.2 million arising from the final payment of accrued anniversary and performance payments relating to the acquisition of Zylom. Purchases, net of sales and maturities of short-term investments used cash of $27.0 million during 2009.
     Financing activities provided cash from the proceeds of sales of interests in our Rhapsody joint venture of $1.2 million in 2010 and $12.7 million in 2009.
     We currently have no planned significant capital expenditures for 2010 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.
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
Off-Balance Sheet Arrangements
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
     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial majority of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended March 31, 2010. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at March 31, 2010, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $0.1 million.
     Investment Risk. As of March 31, 2010, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarters ended March 31, 2010 and 2009, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.

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
     Foreign currency transaction gains and losses were not material for the quarters ended March 31, 2010 and 2009.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See “Note 13 — Commitment and Contingencies” to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding legal proceedings.
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

     We derive a material portion of our revenue from our SaaS offerings we provide to carriers. Many of our SaaS contracts with carriers provide for revenue sharing arrangements, but we have little control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Because most of our carrier customer contracts are nonexclusive, it is possible that our wireless carriers could purchase similar services from third parties and cease to use our services in the future. As a result, our revenue derived under these agreements could be substantially reduced depending on the pricing and usage decisions of our carrier customers.
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
Risks Related to Our Media Software and Services and Games Businesses
Our Media Software and Services and Games businesses face substantial competitive and other challenges that may prevent us from being successful in, and negatively impact future growth in, those businesses.
     Many of our current and potential competitors in our Media Software and Services and Games businesses have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. Our competitors across the breadth of our product lines in these businesses include a number of large and powerful companies, such as Apple, Amazon.com and Microsoft. To effectively compete in the markets for our Media Software and Services and Games businesses, we may experience the following consequences, any of which would adversely affect our operating results and the trading price of our stock:

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
     In addition, we face the following competitive risks relating to our Media Software and Services and Games businesses:
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
     Our operating results could be adversely impacted by the loss of subscription revenue. Internet subscription businesses are a relatively new media delivery model, and we cannot predict with accuracy our long-term ability to maintain or increase subscription revenue. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared with competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. In addition, we must continue to obtain compelling digital media content for our video and games services in order to maintain and increase usage and overall customer satisfaction for these products..
We may not be successful in maintaining and growing our distribution of digital media products.

     We cannot predict whether consumers will continue to download and use our digital media products consistent with past usage, especially in light of the fact that Microsoft bundles its competing Windows Media Player with its Windows operating system and the popularity of the Adobe Flash format. Our inability to maintain continued high volume distribution of our digital media products could hold back the growth and development of related revenue streams from these market segments, including the distribution of third-party products and sales of our subscription services, and therefore could harm our business and our prospects. In addition, our revenue from the distribution of third party products is currently significantly dependent on a single customer contract. If that contract is not renewed and cannot be replaced by another similar customer contract, our financial results would be harmed.
Risks Related to Our Business in General
Our operating results are difficult to predict and may fluctuate, which may contribute to volatility in our stock price.
     The trading price for our common stock has been volatile, ranging from $2.23 to $5.41 per share during the 52-week period ended March 31, 2010. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:
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
We plan to implement significant strategic and operational initiatives to restructure and simplify our business and operations. If we are not successful in implementing these initiatives, our stock price and business may be adversely affected, our operating results and financial condition may be adversely affected by fixed costs we cannot easily reduce in the short-term, and we may not realize the anticipated benefits of these initiatives.
     Our current business and operational strategy involves restructuring the operating and overhead costs of, and taking other measure to simplify, our business and operations, including separating our Games businesses from our core operations. We have never before pursued initiatives to this extent and there is no assurance that our efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses. In addition, restructuring activities may include implementing cost-cutting initiatives and recording non-cash charges, which could materially impact our operating results and financial condition. In addition, we may not be able to reduce some of our fixed operating costs in the short-term which could adversely impact our ability to generate a profit in future periods and result in other adverse consequences on our financial condition. If we do not effectively re-align the cost structure of our remaining businesses or our proposed Games separation transactions are not completed, we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.
The restructuring of Rhapsody may not yield the anticipated benefits to us or to Rhapsody.
     On March 31, 2010, we completed the restructuring transactions of our digital audio music service joint venture, Rhapsody America LLC (Rhapsody). As a result of the restructuring, we no longer have operational control over Rhapsody. We believe the restructuring will provide Rhapsody with the financial, intellectual property and other key assets and the operational flexibility to compete more effectively in the digital music market. In addition, in future periods we will not consolidate Rhapsody’s operating performance with our consolidated financial statements. However, for a period of time following closing, the newly structured joint venture may experience disruptions due to employee, partner and customer uncertainty and other operational challenges as it transitions to becoming an independent company. These disruptions or Rhapsody’s inability to operate and compete effectively as an independent company could adversely impact its financial condition and results of operations, which in turn could materially impact our reported net income (loss) in future periods. In addition, Rhapsody has generated losses since its inception, and the new structure may not alter this trend. If Rhapsody continues to incur losses, or if it otherwise experiences a significant decline in its business, we may incur a loss on our investment, which would have a material adverse effect on our financial condition and results of operations.
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
     Access to the Internet through devices other than a PC, such as cellular phones, smartphones, television set-top devices, game consoles, and other portable devices has increased dramatically and is expected to continue to increase. If a substantial number of alternative device manufacturers do not license and incorporate our technology and services into their devices, we may fail to capitalize on the opportunity to deliver digital media to non-PC devices which could harm our business prospects. If we do not successfully make our products and technologies compatible with emerging standards and the most popular devices used to access digital media or successfully design our service to interoperate with the music playback devices that our customers own, we may miss market opportunities and our business and results will suffer.
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
     From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. Currently we are investigating or litigating a variety of such pending claims, some of which are described in “Note 13 — Commitments and Contingencies” to Consolidated Financial Statements included in Part I, Item 1 of this report.
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
The growth of our business is dependent in part on successfully managing our international operations.
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
Risks Related to the Securities Markets and Ownership of Our Common Stock
Our Chairman of the Board beneficially owns more than 38% of our stock, which gives him significant control over certain major decisions on which our shareholders may vote, may discourage an acquisition of us, and any significant sales of stock by our Chairman could have a negative effect on our stock price.
     Robert Glaser, our Chairman of the Board, beneficially owns more than 38% of our common stock. As a result, Mr. Glaser and his affiliates will have significant influence to:
•	elect or defeat the election of our directors;

•	amend or prevent amendment of our articles of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the shareholders for vote.
     The stock ownership of Mr. Glaser and his affiliates may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of RealNetworks, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price. In addition, Mr. Glaser’s significant ownership stake and influence may also affect our ability to recruit new directors and senior executives.

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
(b) Not applicable
(c) Not applicable
Item 3. Default Upon Senior Securities
None
Item 4. Removed and Reserved
Reserved
Item 5. Other Information
None

Item 6. Exhibits
Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description
2.1	Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010)

10.1	Stockholder Agreement dated as of March 31, 2010 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.

10.2†	Form of MBO Plan Document under the RealNetworks, Inc. 2010 Executive Compensation Program

10.3†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.4†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.5†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.6†	Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.4 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.7†	Form of Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and each of Michael Eggers and Michael Lunsford (incorporated by reference from Exhibit 10.5 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

31.1	Certification of Robert Kimball, President and Acting Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Kimball, President and Acting Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive compensation plan or agreement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2010.

REALNETWORKS, INC.
By:	/s/ Michael Eggers
Michael Eggers
	Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010)

10.1	Stockholder Agreement dated as of March 31, 2010 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc.

10.2†	Form of MBO Plan Document under the RealNetworks, Inc. 2010 Executive Compensation Program

10.3†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.4†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.5†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.6†	Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.4 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.7†	Form of Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and each of Michael Eggers and Michael Lunsford (incorporated by reference from Exhibit 10.5 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

31.1	Certification of Robert Kimball, President and Acting Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Kimball, President and Acting Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive compensation plan or agreement