Form 10-Q
period 2010-06-30
REALNETWORKS INC
filed 2010-08-09
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of July 30, 2010 was 135,592,883.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$156,155	$277,030
Short-term investments	157,065	107,870
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	43,805	60,937
Deferred costs, current portion	4,541	5,192
Prepaid expenses and other current assets	30,001	30,624

Total current assets	391,567	481,653

Equipment, software, and leasehold improvements, at cost:
Equipment and software	142,978	151,951
Leasehold improvements	25,308	31,041

Total equipment, software, and leasehold improvements, at cost	168,286	182,992
Less accumulated depreciation and amortization	121,616	125,878

Net equipment, software, and leasehold improvements	46,670	57,114
Restricted cash equivalents and investments	10,000	13,700
Equity method investments	24,223	50
Available for sale securities	17,587	19,503
Other assets	3,746	4,030
Deferred costs, non-current portion	13,516	10,182
Deferred tax assets, net, non-current portion	8,822	10,001
Other intangible assets, net	7,804	10,650

Total assets	$523,935	$606,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,662	$32,703
Accrued and other liabilities	88,521	124,934
Deferred revenue, current portion	20,740	31,374
Related party payable – Rhapsody	459	—
Related party payable – MTVN	—	11,216
Accrued loss on excess office facilities, current portion	762	3,228

Total current liabilities	138,144	203,455
Deferred revenue, non-current portion	879	1,933
Accrued loss on excess office facilities, non-current portion	4,047	—
Deferred rent	3,768	4,464
Deferred tax liabilities, net, non-current portion	719	961
Other long-term liabilities	12,293	13,006

Total liabilities	159,850	223,819

Noncontrolling interest in Rhapsody	—	7,253
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 135,587 shares in 2010 and 135,057 shares in 2009	136	135
Additional paid-in capital	690,521	671,606
Accumulated other comprehensive loss	(46,577)	(38,614)
Retained deficit	(279,995)	(257,316)

Total shareholders’ equity	364,085	375,811

Total liabilities and shareholders’ equity	$523,935	$606,883

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenue (A)	$88,884	$135,725	$217,484	$276,498
Cost of revenue (B)	29,149	55,614	78,308	111,635

Gross profit	59,735	80,111	139,176	164,863

Operating expenses:
Research and development	27,583	28,923	62,258	57,482
Sales and marketing	27,382	42,273	65,209	85,958
Advertising with related party	—	6,865	1,065	14,288
General and administrative	14,590	19,338	29,511	42,169
Impairment of goodwill	—	175,583	—	175,583
Restructuring and other charges	4,792	—	10,407	794
Loss on excess office facilities	7,082	—	7,082	—

Total operating expenses	81,429	272,982	175,532	376,274

Operating loss	(21,694)	(192,871)	(36,356)	(211,411)

Other income (expenses):
Interest income, net	551	754	931	1,937
Equity in net loss of Rhapsody and other investments	(5,427)	(269)	(5,427)	(924)
Gain (loss) on sale of equity investments, net	(50)	68	(50)	205
Gain on deconsolidation of Rhapsody	—	—	10,929	—
Other income (expense), net	994	(449)	1,093	406

Total other income (expenses), net	(3,932)	104	7,476	1,624

Loss before income taxes	(25,626)	(192,767)	(28,880)	(209,787)
Income taxes benefit (expense)	(281)	(1,210)	3,291	(2,759)

Net loss	(25,907)	(193,977)	(25,589)	(212,546)
Net loss attributable to noncontrolling interest in Rhapsody	—	5,648	2,910	12,081

Net loss attributable to common shareholders	$(25,907)	$(188,329)	$(22,679)	$(200,465)

Basic net income (loss) per share available to common shareholders	$(0.19)	$(1.40)	$(0.14)	$(1.51)
Diluted net income (loss) per share available to common shareholders	$(0.19)	$(1.40)	$(0.14)	$(1.51)
Shares used to compute basic net income (loss) per share available to common shareholders	135,277	134,420	135,209	134,394
Shares used to compute diluted net income (loss) per share available to common shareholders	135,277	134,420	135,209	134,394
Comprehensive loss:
Net loss	$(25,907)	$(193,977)	$(25,589)	$(212,546)
Unrealized holding (gains) losses on short-term and equity investments, net of income taxes	(3,160)	5,760	(1,609)	3,938
Foreign currency translation gains (losses)	(4,743)	9,207	(6,354)	1,218

Comprehensive loss	(33,810)	(179,010)	(33,552)	(207,390)
Net loss attributable to noncontrolling interest	—	5,648	2,910	12,081

Comprehensive loss attributable to common shareholders	$(33,810)	$(173,362)	$(30,642)	$(195,309)

(A) Components of net revenue:
License fees	$16,644	$24,389	$40,816	$50,568
Service revenue	72,240	111,336	176,668	225,930

	$88,884	$135,725	$217,484	$276,498

(B) Components of cost of revenue:
License fees	$5,668	$9,869	$13,217	$19,115
Service revenue	23,481	45,745	65,091	92,520

	$29,149	$55,614	$78,308	$111,635

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(25,589)	$(212,546)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,973	15,522
Stock-based compensation	6,692	10,818
Gain on disposal of equipment, software, and leasehold improvements	(3)	(34)
Equity in net loss of Rhapsody and other investments	5,427	924
Loss (gain) on sale of equity investments, net	50	(205)
Impairment of goodwill	—	175,583
Excess tax benefit from stock option exercises	(18)	(9)
Gain on deconsolidation of Rhapsody	(10,929)	—
Accrued loss on excess office facilities	6,470	—
Deferred income taxes	(1,609)	(682)
Accrued restructuring and other charges	3,581	(3,675)
Other	22	24
Net change in certain operating assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable	7,649	5,716
Prepaid expenses and other assets	(7,336)	(2,268)
Accounts payable	(2,417)	(2,043)
Accrued and other liabilities	(52,300)	(5,366)

Net cash used in operating activities	(56,337)	(18,241)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(9,507)	(7,608)
Purchases of short-term investments	(65,754)	(66,192)
Proceeds from sales and maturities of short-term investments	16,559	38,692
Decrease in restricted cash equivalents and investments, net	3,700	141
Payment of acquisition costs, net of cash acquired	—	(3,154)
Purchase of equity investments	—	(2,000)
Payment in connection with the restructuring of Rhapsody	(18,000)	—
Repayment of temporary funding upon deconsolidation of Rhapsody	5,869	—
Proceeds from sales of equity investments	—	205

Net cash used in investing activities	(67,133)	(39,916)

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	1,272	819
Excess tax benefit from stock option exercises	18	9
Payments received on MTVN note	1,213	14,537
Capital contribution to Rhapsody from MTVN	—	5,000

Net cash provided by financing activities	2,503	20,365

Effect of exchange rate changes on cash and cash equivalents	92	2,316

Net decrease in cash and cash equivalents	(120,875)	(35,476)
Cash and cash equivalents, beginning of period	277,030	232,968

Cash and cash equivalents, end of period	$156,155	$197,492

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$131	$5,942
Cash paid for income taxes	$1,818	$3,336
See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and Six Months Ended June 30, 2010 and 2009
Note 1. Summary of Significant Accounting Policies
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
     On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% equity interest in Rhapsody and Rhapsody’s financial position and operating results has been consolidated into RealNetworks’ financial statements prior to March 31, 2010. MTVN’s proportionate share of income (loss) was included in noncontrolling interest in Rhapsody in the unaudited condensed consolidated statements of operations and comprehensive income (loss). MTVN’s proportionate share of equity was included in noncontrolling interest in Rhapsody in the unaudited condensed consolidated balance sheets. On March 31, 2010, the Company and MTVN restructured Rhapsody, and RealNetworks held slightly less than 47.5% of the outstanding shares of capital stock of Rhapsody after the restructuring and as of June 30, 2010. Since March 31, 2010, RealNetworks has not held a controlling interest in Rhapsody and therefore, the Company has treated its ownership interest in Rhapsody as an equity method investment. Rhapsody’s financial position as of March 31, 2010 and its operating results beginning April 1, 2010 are no longer consolidated with RealNetworks’ consolidated financial statements.
     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2010. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
     In the Company’s direct to consumer business segments, which include Games, Media Software and Services (MSS), and prior to April 1, 2010, included Music, the Company derives revenue through (1) subscriptions, (2) sales of content downloads, software and licenses and (3) the sale of advertising and the distribution of third-party products on its websites and in the Company’s games.

Beginning in the quarter ended June 30, 2010, revenue from the Company’s Rhapsody joint venture is no longer consolidated within its financial statements and the Company is no longer recording any operating or other financial results for the former Music segment.
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
     Noncontrolling Interests. The Company records noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest partners in the consolidated statement of operations. Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow the Company’s historical disclosure only policy for the redemption feature. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Noncontrolling interest expense (benefit) is included within the consolidated statements of operations and comprehensive income (loss). The Company applied this accounting policy to the noncontrolling interest in Rhapsody that was held by MTVN for periods beginning when Rhapsody was formed in August 2007 through the quarter ended March 31, 2010. Due to the completion of the restructuring of Rhapsody on March 31, 2010, which resulted in the Company holding approximately 47.5% of the outstanding shares of capital stock of Rhapsody, this accounting policy will no longer apply with respect to the Company’s investment as the Company no longer consolidates Rhapsody and no longer reports a noncontrolling interest.
Note 2. Recent Accounting Pronouncements
     With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, to be implemented by the Company in future periods as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance to the Company.
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
     The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules, and expectations of employee behavior in the future. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock for the related expected term and the implied volatility of its traded options. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected term of the stock options. The Company has never paid dividends.
     The fair value of options granted was determined using the Black-Scholes model and the following weighted-average assumptions:

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.65%	1.76%	1.91%	1.64%
Expected life (years)	4.0	4.2	4.0	4.2
Volatility	62%	63%	62%	63%
     Recognized stock-based compensation expense is as follows (in thousands):

	Quarters		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$228	$363	$459	$993
Research and development	693	2,234	2,290	4,058
Sales and marketing	811	1,199	1,807	2,265
General and administrative	1,039	1,800	2,136	3,502

Total stock-based compensation expense	$2,771	$5,596	$6,692	$10,818

     No stock-based compensation was capitalized as part of the cost of an asset during the quarters or six months ended June 30, 2010 or 2009. As of June 30, 2010, $17.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options, is expected to be recognized over a weighted-average period of 2.2 years.
Note 4. Rhapsody Joint Venture
Restructuring of Rhapsody
     As described in Note 1, Summary of Significant Accounting Policies, the Company initially formed in August 2007 a joint venture with MTVN to own and operate a business-to-consumer digital audio music service known as Rhapsody. Prior to March 31, 2010, the Company owned 51% of the outstanding equity interests of Rhapsody and MTVN owned the remaining 49%. On March 31, 2010, restructuring transactions involving Rhapsody were completed, and Rhapsody was converted from a limited liability company to a corporation. Following the completion of the restructuring transactions, RealNetworks owned slightly less than 47.5%, MTVN owned 47.5%, and two minority stockholders held slightly more than 5% of the outstanding shares of capital stock of Rhapsody. RealNetworks contributed $18.0 million in cash, the Rhapsody brand and certain other assets, including content licenses, in exchange for shares of convertible preferred stock of Rhapsody, carrying a $10.0 million preference upon certain liquidation events. As part of the transactions, RealNetworks repurchased the international radio business that was previously contributed to Rhapsody by

RealNetworks. MTVN contributed a $33.0 million advertising commitment in exchange for shares of common stock of Rhapsody, and MTVN’s previous obligation to provide advertising of approximately $111 million as of December 31, 2009 was cancelled. In addition, the put and call rights held by RealNetworks and MTVN and MTVN’s rights to receive a preferred return in connection with the exercise of RealNetworks’ put right were terminated. RealNetworks is also obligated to provide certain operational transition services to Rhapsody until December 31, 2010, unless earlier terminated by Rhapsody. Rhapsody will be initially governed by a Board of Directors with two directors appointed by each of the Company and MTVN and one independent director appointed by mutual agreement of the Company and MTVN.
     RealNetworks no longer has a controlling interest in Rhapsody and therefore, the operating results of Rhapsody are accounted for under the equity method of accounting for investments, and the Company’s proportionate share of the income or loss is recognized as a component of other income and expense, net in the Company’s consolidated statements of operations in periods subsequent to March 31, 2010. Since March 31, 2010, Rhapsody has been classified as an equity method investment, and RealNetworks removed all Rhapsody related assets and liabilities that were previously consolidated from its unaudited condensed consolidated balance sheet. The removal of these assets and liabilities and the creation of the equity method investment resulted in a one-time net gain of $10.9 million recorded in other income and expense, net in the Company’s unaudited condensed consolidated statement of operations for the quarter ended March 31, 2010, at which time the Company determined the fair value of its retained equity interest of approximately 47.5% to be approximately $29.7 million. During the quarter ended June 30, 2010, the Company recorded its share of losses in the operations of Rhapsody of approximately $5.4 million. These losses reduced the original carrying value of the equity investment accordingly to approximately $24.2 million. As a result of the deconsolidation of Rhapsody’s operations from the Company’s financial statements, the Company will no longer record any operating or financial results for its Music segment for periods subsequent to March 31, 2010. The Company now reports its share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income.”
     As mentioned above, MTVN’s preferred return rights were terminated in connection with the restructuring of Rhapsody. Prior to the restructuring, if the appraised value of Rhapsody at a redemption date was less than $436.3 million, then the exercise price of the put would have included a preferred return to MTVN. The Company previously elected to accrete any excess of the redemption value over the carrying amount as an adjustment to income attributable to common shareholders, and adjusted earnings per share for the current quarter’s accretion of the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature. Due to the termination of MTVN’s preferred return rights at the completion of the restructuring, the Company decreased the noncontrolling interest on the unaudited condensed consolidated balance sheet at March 31, 2010, by $10.4 million as part of the deconsolidation transactions, of which $3.7 million was an adjustment to income attributable to common shareholders for the purposes of calculating earnings per share for the quarter ended March 31, 2010. The Company increased the noncontrolling interest on the unaudited condensed consolidated balance sheet for the quarter and six months ended June 30, 2009, by $0.4 million and $1.8 million, respectively, which was an adjustment to income attributable to common shareholders for the purposes of calculating earnings per share. See Note 13, Earnings Per Share, for more information on this item.
Noncontrolling interest rollforward
     Activity in noncontrolling interest and equity attributable to common shareholders is as follows (in thousands):

	Noncontrolling interest	Total Equity
Balances, December 31, 2008	$378	$553,558
Net loss	(12,081)	(200,465)
Contribution and other transactions with owners	13,475	7,237
Accretion of MTVN’s equity interest in Rhapsody	5	(5)
Accretion of MTVN’s preferred return in Rhapsody	1,850	(1,850)
Unrealized holding losses on short-term and equity investments, net of taxes	—	3,938
Foreign currency translation losses	—	1,218
Stock-based transactions and compensation expense, net of taxes	—	11,464

Balances, June 30, 2009	$3,627	$375,095

	Noncontrolling interest	Total Equity
Balances, December 31, 2009	$7,253	$375,811
Net loss	(2,910)	(22,679)
Contribution and other transactions with owners	616	619
Reversal of MTVN’s accretion equity interest in Rhapsody	(6,736)	6,736
Reversal of MTVN’s preferred return in Rhapsody	(3,700)	3,700
Deconsolidation	5,477	—
Unrealized holding losses on short-term and equity investments, net of taxes	—	(1,609)
Foreign currency translation losses	—	(6,354)
Stock-based transactions and compensation expense, net of taxes	—	7,861

Balances, June 30, 2010	$—	$364,085

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
Items Measured at Fair Value on a Recurring Basis
     The following table presents information about the Company’s financial assets that have been measured at fair value (in thousands) on a recurring basis as of June 30, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Fair Value Measurements as of
	June 30, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents
Money market funds	$61,251	$61,251	$—	$—
Corporate notes and bonds	40,996	40,996	$—	$—
Short-term investments
Corporate notes and bonds	104,403	104,403	—	—
U.S. government agency securities	52,662	52,662	—	—
Restricted cash equivalents and investments	10,000	10,000
Available for sale securities	17,587	17,587	—	—

Total	$286,899	$286,899	$—	$—

	Fair Value Measurements as of
	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents
Money market funds	$223,909	$223,909	$—	$—
Short-term investments
Corporate notes and bonds	73,462	73,462	—	—
U.S. government agency securities	34,408	34,408	—	—
Restricted cash equivalents and investments	13,700	13,700	—	—
Available for sale securities	19,503	19,503	—	—

Total	$364,982	$364,982	$—	$—

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
Items Measured at Fair Value on a Nonrecurring Basis
     Certain assets and liabilities of the Company are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The Company performed a valuation using Level 3 inputs of its investment in the Rhapsody joint venture as of March 31, 2010. The Company performed the analysis as a result of the restructuring and related deconsolidation of Rhapsody, which is further described in Note 4, Rhapsody Joint Venture. The fair value analysis used multiple valuation models and was based on assumptions of future results made by management, including operating and cash flow projections.
     The Company also performed a valuation using Level 3 inputs of its reporting units to test its goodwill for potential impairment as of June 30, 2009, resulting in goodwill impairment charges of $175.6 million during the quarter and six months ended June 30, 2009. The first step determined if there was an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. The second step calculated the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The fair value analyses used multiple valuation models and were based on assumptions of future results made by management, including operating and cash flow projections.
Note 6. Cash, Cash Equivalents, Trading Securities, Short-Term Investments, and Restricted Cash Equivalents and Investments
     Cash, cash equivalents, trading securities, short-term investments, and restricted cash equivalents and investments as of June 30, 2010 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$53,908	$—	$—	$53,908
Money market mutual funds	61,251	—	—	61,251
Corporate notes and bonds	40,996	—	—	40,996

Total cash and cash equivalents:	156,155	—	—	156,155

Short-term investments:
Corporate notes and bonds	103,759	665	(21)	104,403
U.S. Government agency securities	52,420	243	(1)	52,662

Total short-term investments:	156,179	908	(22)	157,065

Total cash, cash equivalents and short-term investments	$312,334	$908	$(22)	$313,220

Restricted cash equivalents and investments	$10,000	$—	$—	$10,000

     Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2009 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$53,121	$—	$—	$53,121
Money market mutual funds	223,909	—	—	223,909

Total cash and cash equivalents	277,030	—	—	277,030

Short-term investments:
Corporate notes and bonds	72,731	732	(1)	73,462
U.S. Government agency securities	34,560	5	(157)	34,408

Total short-term investments	107,291	737	(158)	107,870

Total cash, cash equivalents and short-term investments	$384,321	$737	$(158)	$384,900

Restricted cash equivalents and investments	$13,700	$—	$—	$13,700

     At December 31, 2009, restricted cash equivalents and investments represent cash equivalents and short-term investments pledged as collateral against two letters of credit for a total of $13.7 million in connection with two lease agreements. During the quarter ended June 30, 2010, the Company completed its obligation with one of the two lease agreements, and as a result, $3.7 million was reclassified into cash and cash equivalents.
     Realized gains or losses on sales of available-for-sale securities for the quarters and six months ended June 30, 2010 and 2009 were not significant.
     Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.
     The contractual maturities of available-for-sale investments at June 30, 2010 are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Within one year	$58,626	$58,730
Between one year and five years	97,553	98,335

Total available-for-sale investments	$156,179	$157,065

Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns
     Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful
	Accounts	Sales
	Receivable	Returns
Balances, December 31, 2009	$2,912	$1,012
Additions charged to expenses	1,449	1,995
Amounts written off	(724)	(2,064)

Balances, June 30, 2010	$3,637	$943

     Two customers accounted for 12% and 10% of trade accounts receivable, respectively, as of June 30, 2010. As of December 31, 2009, the same two customers accounted for 18% and 10% of trade accounts receivable. No one customer accounted for more than 10% of total revenue during the quarters and six months ended June 30, 2010 and 2009.
Note 8. Equity Method Investments and Available for Sale Securities
     As of June 30, 2010 and December 31, 2009, the carrying value of the Company’s equity interest in publicly traded companies primarily relates to J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These investments are classified as available for sale. The market for these investments is relatively limited and the share price is volatile. On March 31, 2010, the Company restructured its investment in Rhapsody, and as a result, the Company treats its investment in Rhapsody as an equity method investment since March 31, 2010. See Note 4, Rhapsody Joint Venture, above for further discussion of the restructuring transactions. Although the carrying value of the equity method investments and available for sale securities was $41.8 million at June 30, 2010, there can be no assurance that any gain can be realized through the disposition of these shares.
     Summary of investments is as follows (in thousands):

	June 30, 2010		December 31, 2009
		Carrying		Carrying
	Cost	Value	Cost	Value
Available for sale securities	$10,765	$17,587	$10,765	$19,503
Equity method investments	29,650	24,223	500	50

Total investments	$40,415	$41,810	$11,265	$19,553

Note 9. Other Intangible Assets
     Other intangible assets consist of the following (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net
Customer relationships	$29,397	$22,528	$6,869
Developed technology	28,008	27,096	912
Patents, trademarks and tradenames	5,455	5,432	23
Service contracts and other	5,904	5,904	—

Total other intangible assets, June 30, 2010	$68,764	$60,960	$7,804

Total other intangible assets, December 31, 2009	$78,128	$67,478	$10,650

     Amortization expense related to other intangible assets during the quarter and six months ended June 30, 2010 was $1.2 million and $2.5 million, respectively. Amortization expense related to other intangible assets during the quarter and six months ended June 30, 2009 was $2.2 million and $4.5 million, respectively.
     As of June 30, 2010, estimated future amortization of other intangible assets is as follows (in thousands):

2010 (remaining six months)	$1,922
2011	2,186
2012	1,938
2013	1,541
2014	153
Thereafter	64

Total	$7,804

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairments to long-lived assets during the quarters or six months ended June 30, 2010 or 2009.
Note 10. Goodwill
     In accordance with SFAS 142, goodwill is required to be tested for impairment annually and also if there is an event or change in conditions that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual goodwill impairment test during its fiscal fourth quarter.
     The Company considered whether a triggering event had occurred during the quarter ended June 30, 2009 in assessing whether an interim impairment analysis of goodwill was warranted. The Company noted its market capitalization, before adjusting for a reasonable control premium, was below its carrying value. In addition, the Company observed that the trading price per share of the Company’s common stock had negatively diverged from the broader market during 2009. The Company also noted, more broadly, a continuation of macroeconomic instability as well as continued illiquidity in the overall credit market. As a result, the Company concluded that due to the sustained divergence in the Company’s market capitalization and continued macroeconomic instability, an interim impairment analysis of goodwill as of June 30, 2009 was warranted.
     The Company determined as part of its interim testing of impairment that the implied fair value of goodwill was zero for each of its reporting units. As a result, the Music, Technology Products and Solutions, Games, and Media Software and Services reporting units recorded impairments of $37.0 million, $50.5 million, $41.2 million and $46.8 million, respectively, during the quarter ended June 30, 2009. No impairments were recognized in either the quarter or six months ended June 30, 2010.

Note 11. Accrued and Other Liabilities
     Accrued and other liabilities consist of (in thousands):

	June 30,	December 31,
	2010	2009
Royalties and other fulfillment costs	$31,224	$53,693
Employee compensation, commissions and benefits	22,770	20,077
Sales, VAT and other taxes payable	15,019	16,907
Legal fees and contingent legal fees	1,873	5,251
Other	17,635	29,006

Total	$88,521	$124,934

Note 12. Loss on Excess Office Facilities
     In June 2010, the Company completed a business and operational reorganization which led to the reduction of its use of office space in its corporate headquarters in Seattle, Washington and one of its offices in Europe. As a result, the Company recorded losses of $7.1 million during the quarter ended June 30, 2010. These losses represented approximately $5.5 million of rent and contractual operating expenses over the remaining life of the lease, and approximately $1.6 million for the write-down of leasehold improvements to their estimated fair value. The Company regularly evaluates the market for office space. If the market for such space changes further in future periods, the Company may have to revise its estimates which may result in future gains or losses on excess office facilities.
     The Company is also continuing to pay against the accrued loss on excess office facilities originally recorded in 2001 associated with the 10-year lease of additional office space near its corporate headquarters in Seattle, Washington.
     The total accrued loss of $4.8 million for estimated future losses on excess office facilities at June 30, 2010, is shown net of expected future sublease income of $0.9 million, which was committed under sublease contracts at the time of the estimate. The Company regularly evaluates the market for office space in the cities where it has operations. If the market for such space declines further in future periods, the Company may have to revise its estimates further, which may result in additional losses on excess office facilities.
     A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2009	$3,228
Additional accrued loss on excess office facilities resulting from its June 2010 restructuring	7,082
Less write-down of leasehold improvements	(1,552)
Less amounts paid, net of sublease income	(3,949)

Accrued loss on excess office facilities, June 30, 2010	$4,809

Less current portion	(762)

Accrued loss on excess office facilities, non-current portion	$4,047

Note 13. Earnings Per Share
     For periods beginning August 2007 through the quarter ended March 31, 2010, basic net income (loss) available to common shareholders per share is computed by dividing net income (loss) attributable to common shareholders less any accretion from MTVN’s preferred return in Rhapsody by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available to common shareholders per share is computed by dividing net income (loss) attributable to common shareholders less any accretion from MTVN’s preferred return in Rhapsody by the weighted average number of common and dilutive potential common shares outstanding during the period. On March 31, 2010, the restructuring transactions involving Rhapsody were completed. After the completion of the restructuring transactions, MTVN no longer holds a preferred return in Rhapsody. Therefore, the total amount of the previously recognized accretion of $3.7 million was reversed in the quarter ended March 31, 2010. For periods subsequent to March 31, 2010, no adjustment to net income (loss) available to common shareholders was required. Basic and diluted net income available to common shareholders per share are calculated as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) available to common shareholders:
Net income (loss) attributable to common shareholders	$(25,907)	$(188,329)	$(22,679)	$(200,465)
Less accretion of MTVN’s preferred return in Rhapsody	—	(416)	3,700	(1,850)

Net income (loss) available to common shareholders	$(25,907)	$(188,745)	$(18,979)	$(202,315)

Weighted average common shares outstanding used to compute basic net income (loss) per share available to common shareholders	135,277	134,420	135,209	134,394
Dilutive potential common shares:
Stock options and restricted stock	—	—	—	—

Shares used to compute diluted net income (loss) per share available to common shareholders	135,277	134,420	135,209	134,394

Basic net income (loss) per share available to common shareholders	$(0.19)	$(1.40)	$(0.14)	$(1.51)
Diluted net income (loss) per share available to common shareholders	$(0.19)	$(1.40)	$(0.14)	$(1.51)
     During the quarter and six months ended June 30, 2010, 18.4 million and 18.6 million shares of common stock, respectively, potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect. During the quarter and six months ended June 30, 2009, 38.7 million and 38.9 million shares of common stock, respectively, potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect.
Note 14. Commitments and Contingencies
     Borrowing Arrangements. The Company’s subsidiary, WiderThan, has entered into lines of credit with a Korean domestic bank with an aggregate maximum available limit of $0.8 million at interest rates of approximately 6% over the rate earned on the underlying deposits. During the quarter or six months ended June 30, 2010, the Company did not draw on the line of credit and there was no balance outstanding as of June 30, 2010 or December 31, 2009.
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
     WiderThan has a letter of credit of up to $1.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April), which bears interest at 2.5% over the London Inter-Bank Offer Rate (LIBOR). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that the Company has any outstanding balance, the Company is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the quarter or six months ended June 30, 2010, the Company did not draw on the letter of credit and there was no balance outstanding as of June 30, 2010 or December 31, 2009.
     WiderThan has purchase guarantees amounting to $0.9 million from Seoul Guarantee Insurance which guarantees payments for one year under certain supply contracts the Company has with a customer in Korea.
     Litigation. On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in the U.S. District Court for the Northern District of Mississippi against a number of cell phone carriers, including the Company’s partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. The Company agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that is claimed to be owed by the Company’s subsidiary, WiderThan. On August 27, 2007, the Company’s motion to transfer this matter to the U.S. District Court for the District of New Jersey was granted. The parties briefed claim construction, but the case was subsequently stayed pending reexamination of the patents at issue. In December

2009, the U.S. Patent and Trademark Office (PTO) issued notice of its intent to issue reexamination certificates for the patents in suit. The Court lifted the stay on the litigation on January 29, 2010 and discovery has resumed. The Company disputes the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against the Company’s partners.
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
Note 15. Segment Information
     The Company reports four business segments based on factors such as how the Company manages its operations and how its Chief Operating Decision Maker reviews results. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which includes the Company’s Chief Executive Officer, Chief Financial Officer, Executive Vice President and certain Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services and geographical regions for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s TPS, MSS, Games, and, prior to April 1, 2010, Music segments and, therefore, the Company reports these as operating segments. The accounting policies used to derive segment results are generally the same as those described in Note 1, Summary of Business and Summary of Significant Accounting Policies.
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
     The MSS segment primarily includes revenue from sales of the Company’s SuperPass premium subscription service; sales of RealPlayer Plus and related products; sales and distribution of third-party software products; and all advertising other than that related directly to the Company’s Games and former Music businesses. Beginning with the quarter ended June 30, 2010, MSS revenue also includes sales of the RadioPass subscription service that the Company repurchased from Rhapsody in connection with the restructuring transactions that were completed on March 31, 2010.
     The Games segment primarily includes revenue from the sale of individual games on the Company’s websites RealArcade.com, GameHouse.com and Zylom.com; the sale of games subscription services; advertising through the Company’s games websites; the sale of games through syndication on partner sites; and sales of games through wireless carriers.
     For periods prior to April 1, 2010, the Music segment primarily includes the operations of Rhapsody. The revenue and costs from these businesses include: digital music subscription services, such as Rhapsody and RadioPass, and sales of digital music content and advertising. These products and services are sold and provided primarily through the Internet, and the Company charges customers’ credit cards at the time of sale. Billings for subscription services typically occur monthly, quarterly or annually, depending on the term of the service purchased. As a result of the deconsolidation of Rhapsody’s operations from the Company’s financial statements effective following the restructuring of Rhapsody on March 31, 2010, the Company will not record any operating or financial results for its Music segment for periods subsequent to March 31, 2010. The Company now reports its share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income.”
     Amounts that are not included within the above segment descriptions are shown below as Reconciling Amounts. Included within these amounts are items such as interest income.
     Segment net income (loss) attributable to common shareholders for the quarter ended June 30, 2010 is as follows (in thousands):

		Media
	Technology Products	Software and			Reconciling
	and Solutions	Services	Games	Music	Amounts	Consolidated
Net revenue	$41,122	$19,617	$28,145	$—	$—	$88,884
Cost of revenue	17,526	4,243	7,380	—	—	29,149

Gross profit	23,596	15,374	20,765	—	—	59,735
Loss on excess office facilities	—	—	—	—	7,082	7,082
Restructuring and other charges	—	—	—	—	4,792	4,792
Operating expenses	25,663	16,132	27,784	—	(24)	69,555

Operating income (loss)	(2,067)	(758)	(7,019)	—	(11,850)	(21,694)
Total non-operating income, net	—	—	—	—	(3,932)	(3,932)

Income (loss) before income taxes	(2,067)	(758)	(7,019)	—	(15,782)	(25,626)
Income taxes	—	—	—	—	(281)	(281)

Net income (loss)	(2,067)	(758)	(7,019)	—	(16,063)	(25,907)

Net income (loss) attributable to noncontrolling interest in Rhapsody	—	—	—	—	—	—

Net income (loss) attributable to common shareholders	$(2,067)	$(758)	$(7,019)	$—	$(16,063)	$(25,907)

     Segment net income (loss) attributable to common shareholders for the six months ended June 30, 2010 is as follows (in thousands):

		Media
	Technology Products	Software			Reconciling
	and Solutions	and Services	Games	Music	Amounts	Consolidated
Net revenue	$83,014	$40,356	$58,381	$35,733	$—	$217,484
Cost of revenue	34,179	7,007	15,192	21,930	—	78,308

Gross profit	48,835	33,349	43,189	13,803	—	139,176
Loss on excess office facilities	—	—	—	—	7,082	7,082
Restructuring and other charges	—	—	—	—	10,407	10,407
Operating expenses	52,283	30,496	55,577	19,673	14	158,043

Operating income (loss)	(3,448)	2,853	(12,388)	(5,870)	(17,503)	(36,356)
Total non-operating income, net	—	—	—	10,929	(3,453)	7,476

Income (loss) before income taxes	(3,448)	2,853	(12,388)	5,059	(20,956)	(28,880)
Income taxes	—	—	—	—	3,291	3,291

Net income (loss)	(3,448)	2,853	(12,388)	5,059	(17,665)	(25,589)

Net income (loss) attributable to noncontrolling interest in Rhapsody	—	—	—	2,910	—	2,910

Net income (loss) attributable to common shareholders	$(3,448)	$2,853	$(12,388)	$7,969	$(17,665)	$(22,679)

     Segment net income (loss) attributable to common shareholders for the quarter ended June 30, 2009 is as follows (in thousands):

		Media
	Technology Products	Software and			Reconciling
	and Solutions	Services	Games	Music	Amounts	Consolidated
Net revenue	$46,208	$19,291	$29,774	$40,452	$—	$135,725
Cost of revenue	19,278	2,590	8,801	24,945	—	55,614

Gross profit	26,930	16,701	20,973	15,507	—	80,111
Impairment of goodwill	50,531	46,776	41,247	37,029	—	175,583
Other operating expenses	25,512	18,417	26,761	26,673	36	97,399

Operating income (loss)	(49,113)	(48,492)	(47,035)	(48,195)	(36)	(192,871)
Total non-operating income, net	—	—	—	—	104	104

Income (loss) before income taxes	(49,113)	(48,492)	(47,035)	(48,195)	68	(192,767)
Income taxes	—	—	—	—	(1,210)	(1,210)

Net income (loss)	(49,113)	(48,492)	(47,035)	(48,195)	(1,142)	(193,977)

Net income (loss) attributable to noncontrolling interest in Rhapsody America	—	—	—	5,648	—	5,648

Net income (loss) attributable to common shareholders	$(49,113)	$(48,492)	$(47,035)	$(42,547)	$(1,142)	$(188,329)

     Segment net income (loss) attributable to common shareholders for the six months ended June 30, 2009 is as follows (in thousands):

		Media
	Technology Products	Software and			Reconciling
	and Solutions	Services	Games	Music	Amounts	Consolidated
Net revenue	$89,787	$39,609	$62,597	$84,505	$—	$276,498
Cost of revenue	35,728	6,297	17,365	52,245	—	111,635

Gross profit	54,059	33,312	45,232	32,260	—	164,863
Impairment of goodwill	50,531	46,776	41,247	37,029	—	175,583
Restructuring and other charges	—	—	—	—	794	794
Other operating expenses	51,728	38,299	53,607	56,189	74	199,897

Operating income (loss)	(48,200)	(51,763)	(49,622)	(60,958)	(868)	(211,411)
Total non-operating income, net	—	—	—	—	1,624	1,624

Income (loss) before income taxes	(48,200)	(51,763)	(49,622)	(60,958)	756	(209,787)
Income taxes	—	—	—	—	(2,759)	(2,759)

Net income (loss)	(48,200)	(51,763)	(49,622)	(60,958)	(2,003)	(212,546)

Net income (loss) attributable to noncontrolling interest in Rhapsody America	—	—	—	12,081	—	12,081

Net income (loss) attributable to common shareholders	$(48,321)	$(51,763)	$(49,622)	$(48,877)	$(2,003)	$(200,465)

     The Company’s customers consist primarily of end users located in the U.S., Europe and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States	$48,351	$90,685	$132,901	$187,351
Europe	19,316	23,469	41,798	46,134
Rest of the World	21,217	21,571	42,785	43,013

Total net revenue	$88,884	$135,725	$217,484	$276,498

     Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	June 30,	December 31,
	2010	2009
United States	$41,399	$51,367
Republic of Korea	5,860	7,196
Europe	4,241	5,745
Rest of the World	2,974	3,456

Total long-lived assets	$54,474	$67,764

     Net assets by geographic location are as follows (in thousands):

	June 30,	December 31,
	2010	2009
United States	$305,321	$320,412
Republic of Korea	11,892	10,581
Europe	35,670	34,784
Rest of the World	11,202	10,034

Total net assets	$364,085	$375,811

Note 16. Related Party Transactions
     Transactions with MTVN. As part of the initial formation of Rhapsody in 2007, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. In February 2009, RealNetworks and MTVN signed an amendment to the Rhapsody joint venture agreement which reduced the amount payable under the MTVN note to $213.8 million over the original five-year term. During the quarter and six months ended June 30, 2009, Rhapsody received $6.9 million and $14.5 million, respectively, in cash as note payments and spent $6.9 million and $14.3 million, respectively, in advertising with MTVN. During the quarter ended March 31, 2010, Rhapsody received $1.2 million in cash as note payments and spent $1.1 million in advertising with MTVN. These amounts are included within RealNetworks’ results for the six months ended June 30, 2010. The remainder of this marketing note was cancelled, and MTVN agreed to a $33 million marketing commitment as part of the restructuring transactions that were completed on March 31, 2010. RealNetworks no longer consolidates Rhapsody’s financial position and results, and consequently these transactions are no longer considered related party transactions. See Note 4, Rhapsody Joint Venture, for more information on the restructuring transactions.
     Transactions with Rhapsody. For periods between August 2007 and March 31, 2010, the Company also provided various support services, including items such as facilities, information technology systems, personnel support and some overhead charges associated with the support services, directly to Rhapsody. The allocation of these and other support service costs were based on various measures depending on the service provided, including employee headcount, time employees spent on providing services to Rhapsody, server usage or number of users of a service. The allocations of these costs were billed directly to Rhapsody. Prior to March 31, 2010, the Company treated these allocations as intercompany transactions and all such transactions were eliminated in consolidation. As of March 31, 2010, the Company no longer consolidates these transactions.
     Following the restructuring transactions, the Company is obligated to provide Rhapsody with a reduced amount of support services until December 31, 2010, unless earlier terminated by Rhapsody. The support services include information technology and limited operational support provided directly to Rhapsody. The amount of these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spend on providing services to Rhapsody. RealNetworks treated any income resulting from providing these support services as a reduction to the related expense in the period for which it was incurred. During the quarter ended June 30, 2010, the Company charged Rhapsody $1.8 million for the support services. These charges are included within the Related Party Payable – Rhapsody of $0.5 million as of June 30, 2010.
     Transactions with LoEn Entertainment, Inc. During the fourth quarter of 2008, the Company paid $9.9 million to acquire approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). The Company paid market price for approximately 2.8 million common shares of LoEn which are traded on the Korean Securities Dealers Automated Quotations. The Company’s investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting gains/losses recognized in equity as unrealized holding gains/losses on investment. During the quarters ended June 30, 2010, and 2009, the Company recorded revenue from LoEn of approximately $3.7 million and $3.5 million, respectively. During the six months ended June 30, 2010, and 2009, the Company recorded revenue from LoEn of approximately $7.4 million and $5.9 million, respectively. This revenue consisted primarily of sales of application service provider services, which includes sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, RealNetworks also recorded accounts receivable of approximately $1.8 million as of June 30, 2010. Accounts payable and cost of revenue balances associated with LoEn as of and for the quarters ended March 31, 2010 and 2009 were nominal.
Note 17. Income Taxes
     As of June 30, 2010, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 15 to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company filed formal and informal refund claims with the Internal Revenue Service (“IRS”) in 2009 for the years 2001-2007, primarily related to Extraterritorial Income Exclusion and previously acquired net operating losses. In April 2010 the Company agreed to significant adjustments proposed by the IRS related to the formal and informal refund claims. Therefore, the Company believes it is reasonably possible that the total unrecognized tax benefits will be reduced significantly within the next twelve months. However, the Company does not believe that an estimate of the range of the reduction can be made at present.
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
     This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about RealNetworks’ industry, products, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. All statements contained in this report that do not relate to matters of historical fact should be considered forward-looking statements. Forward-looking statements include statements with respect to:
•	future revenues, operating expenses, income and other taxes, tax benefits, net income (loss) per diluted share available to common shareholders, acquisition costs and related amortization, and other measures of results of operations;

•	the effects of our past acquisitions and expectations for future acquisitions;

•	plans, strategies and expected opportunities for future growth, increased profitability and innovation;

•	the prospects for creation and growth of strategic partnerships and the resulting financial benefits from such partnerships;

•	the expected financial position, performance, growth and profitability of our businesses and the availability of resources;

•	our involvement in potential claims and legal proceedings, the expected course and costs of existing claims and legal proceedings, and the potential outcomes and effects of both existing and potential claims and legal proceedings on our business, prospects, financial condition or results of operations;

•	our intention to separate our Games business and to restructure our remaining businesses;

•	the expected benefits and other consequences from restructuring Rhapsody and from our other strategic initiatives;

•	our expected introduction of new products and services across our businesses;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact music publishing royalty rates;

•	the continuation and expected nature of certain customer relationships;

•	impacts of competition and certain customer relationships on the future financial performance and growth of our businesses;

•	the effects of U.S. and foreign income and other taxes on our business, prospects, financial condition or results of operations; and

•	the effect of economic and market conditions on our business, prospects, financial condition or results of operations.
     These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language in Item 1 of Part II entitled “Legal Proceedings” and Item 1A of Part II entitled “Risk Factors.” RealNetworks undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by RealNetworks from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.
Overview
     Our mission is to create the best products and services for people to enjoy their digital media everywhere. We pioneered the development of technology for streaming digital media over the Internet and have sustained our focus on creating and delivering digital media, technology, services and content such as music, games and video to consumers around the world. We provide easy-to-use and affordable software products and services that enable consumers to discover, save, store and access their digital media on many different devices. We distribute our products and services directly to consumers and also through wireless network operators, original equipment manufacturers and other communications companies who offer these products and services to their customers. Our direct to consumer activities and financial results are reflected in revenue and profit (loss) for our Media Software and Services (MSS) and Games segments, while our business to business activities and financial results are reflected in revenue and profit (loss) for our Technology Products and Solutions (TPS) segment. Each of these segments is described further below under “Revenue by Segment” and “Costs of Revenue by Segment.”
     Through the quarter ended March 31, 2010, we owned a controlling interest in and operated a music business that was conducted primarily through our Rhapsody joint venture formed in 2007 with the MTVN division of Viacom International, Inc. (MTVN). Rhapsody’s operations were included within our consolidated statement of operations for the period beginning August 2007 through the quarter ended March 31, 2010. Since restructuring our investment in Rhapsody on March 31, 2010, we no longer consolidate Rhapsody’s operating and financial results with our consolidated financial statements or record any operating or financial results for our Music segment. For more details on the restructuring transactions and the related financial impacts, see “Note 4. Rhapsody Joint Venture” to the Condensed Consolidated Financial Statements included within Part I, Item 1 of this report.
     During the quarter ended June 30, 2010, we reorganized our business and operational structure as part of our strategy to simplify, restructure and grow our business. Our restructuring activities included the elimination of approximately 85 positions, including approximately 25% of our executive ranks, and reduced our use of office space in Seattle and Europe. As a result of these changes, we recorded restructuring charges of $11.9 million for the quarter ended June 30, 2010, of which $4.8 million primarily related to the reduction in force and $7.1 million was recorded as a loss on excess office facilities.
     We are focused on two key businesses: (1) our software as a service (SaaS) offerings of our TPS business segment (formerly referred to as our application service provider, or ASP, offerings) and (2) our RealPlayer media player software and related businesses. In addition to the recently completed restructuring of our Rhapsody joint venture and business reorganization, we also intend to further simplify and restructure our company by, among other things, separating the operations of our Games business from the rest of our business, discontinuing certain unprofitable products and services offerings and reducing overhead and other operating costs of our company. We believe the restructuring of our Rhapsody joint venture and our plan to separate our Games business will enable those businesses to operate more efficiently and to compete more effectively in their markets. We have not yet determined the structure of the separated Games business, including whether we will retain control of the business or enter into another strategic transaction involving the business.

     In the quarter ended June 30, 2010, our total revenue declined 35%, or $46.8 million, to $88.9 million compared with $135.7 million in the quarter ended June 30, 2009. The decline was due primarily to the absence of any revenue in our Music segment due to the deconsolidation of our Rhapsody joint venture, which accounted for approximately $40.5 million of the decrease. Also contributing to the overall reduction were declines in revenue from our TPS and Games segments totaling $5.1 million and $1.6 million, respectively. Revenue in our TPS segment declined due to a reduction in professional services contracts and a combination of several market and subscriber-based factors that reduced SaaS-derived revenue. Our Games segment is continuing to face increased pricing pressures as well as a shift in the marketplace towards online social games. We recorded net loss attributable to common shareholders of $25.9 million for the quarter ended June 30, 2010 compared with a net loss attributable to common shareholders of $188.3 million for the year earlier period. Net loss attributable to common shareholders for the prior year quarter was primarily impacted by a goodwill impairment of $175.6 million. See “Results of Operations-Revenue by Segment” below for further explanations of changes in our segment revenue for the quarter ended June 30, 2010.
     Our operating expenses for the quarter ended June 30, 2010, declined 70%, or $191.6 million, compared with the year-earlier period. The decline in operating expenses resulted primarily from a $175.6 million impairment of goodwill recorded during the quarter ended June 30, 2009, as well as the deconsolidation of our Rhapsody joint venture that accounted for $11.9 million of the decrease. Although we reduced operating expenses, we continued to invest in research and development of new and existing products. Cash, cash equivalents, restricted cash and short-term investments declined to $323.2 million from $398.6 million at December 31, 2009, principally due to uses of cash related to Rhapsody, including the restructuring, and ordinary course fluctuation in working capital. See “Liquidity and Capital Resources” below for further explanation of uses of our cash.
     We intend to continue to focus on implementing the strategic initiatives described above including the separation of our Games business and the execution of operating plans for our other businesses. For the rest of 2010, our overall reported revenue, cost of revenue and operating expenses will continue to be lower compared to the same period last year primarily because Rhapsody’s financial results are no longer consolidated with our consolidated financial statements and, accordingly, we will not record any operating or financial results for our Music segment for periods subsequent to March 31, 2010. In addition, in conjunction with the execution of our strategic initiatives, we expect to continue to reduce our overall operating costs and potentially to record additional cash and non-cash charges associated with these activities. Whether and to what extent we realize any benefits from the restructuring of Rhapsody or any of our other strategic initiatives are subject to risks that are described in Item 1A of this report under Risks Related to Our Business in General.
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
     In our direct to consumer business segments, which include MSS, Games, and prior to April 1, 2010, included Music, we derive revenue through (1) subscriptions, (2) sales of content downloads, software and licenses and (3) the sale of advertising and the distribution of third-party products on our websites and in our games.
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
     Estimating Music Publishing Rights and Music Royalty Accruals. We make material estimates of amounts owed related to our music publishing rights and music royalties for our domestic and international music services primarily incurred by Rhapsody which was separated from our operating results beginning April 1, 2010. Unsettled obligations incurred prior to April 1, 2010 remain our liability. Material differences in the actual amounts paid may impact the amount and timing of expense in future periods should management need to revise judgments or estimates. Under copyright law, we may be required to pay licensing fees for digital sound recordings and compositions we deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to the current or historic sales of our digital music offerings. Our estimates were based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While we based our estimates on historical experience and on various other assumptions that management believed to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.
     Estimating Recoverability of Deferred Costs. We defer costs on projects for service revenue and system sales. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties.

     We recognize such costs as a component of cost of goods sold and match the recognition of the costs with the recognition of revenue for each project. At each balance sheet date, we review deferred costs to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.
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
     Estimating Losses on Excess Office Facilities. We made significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we made different estimates, our loss on excess office facilities could be significantly different from that recorded, which could have a material impact on our operating results. Changes in market conditions for commercial real estate in the area where the excess office facilities are located, or changes to reflect negotiated modifications in sublease rates charged to occupying tenants could materially change our current estimates of losses on excess office facilities.
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
     Stock-Based Compensation. Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period, which is the vesting period. The Black-Scholes model requires various assumptions including volatility in our common stock price and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from the amounts recorded in our consolidated statements of operations. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
     Noncontrolling Interests. We record noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest partners in the consolidated statement of operations. Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow our historical disclosure only policy for the redemption feature. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Noncontrolling interest expense (benefit) is included within the consolidated statements of operations and comprehensive income (loss). We applied this accounting policy to the noncontrolling interest in Rhapsody that was held by MTVN for periods beginning when Rhapsody was formed in August 2007 through the quarter ended March 31, 2010. Due to the completion of the restructuring of Rhapsody on March 31, 2010 which resulted in us holding approximately 47.5% of the outstanding shares of capital stock of Rhapsody, this accounting policy will no longer apply with respect to our investment in Rhapsody as we no longer consolidate Rhapsody and no longer report a noncontrolling interest.
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
Results of Operations
Revenue by Segment
     Revenue by segment is as follows (dollars in thousands):

	Quarter Ended June 30,					Six Months Ended June 30,
		% Total		% Total			% Total		% Total
		Net		Net			Net		Net
	2010	Revenue	2009	Revenue	Change	2010	Revenue	2009	Revenue	Change
TPS
License	$4,869		$4,286		14%	$10,439		$8,808		19%
Service	36,253		41,923		(14)	72,575		80,980		(10)

Total net revenue	$41,122	46%	$46,209	34%	(11)%	$83,014	38%	$89,788	32%	(8)%

MSS
License	$1,729		$1,795		(4)%	$3,876		$3,848		1%
Service
Subscriptions	10,619		10,138		5	19,932		21,250		(6)
Advertising and other	7,269		7,358		(1)	16,548		14,511		14

Total service revenue	17,888		17,496		2	36,480		35,761		2

Total net revenue	$19,617	22%	$19,291	14%	2%	$40,356	19%	$39,610	14%	2%

Games
License	$10,046		$13,006		(23)%	$22,586		$27,016		(16)%
Service
Subscriptions	11,379		10,945		4	23,384		23,072		1
Advertising and other	6,720		5,823		15	12,411		12,509		(1)

Total service revenue	18,099		16,768		8	35,795		35,581		1

Total net revenue	$28,145	32%	$29,774	22%	(5)%	$58,381	27%	$62,597	23%	(7)%

Music
License	$—		$5,302		(100)%	$3,915		$10,896		(64)%
Service
Subscriptions	—		33,275		(100)	28,482		68,991		(59)
Advertising and other	—		1,874		(100)	3,336		4,617		(28)

Total service revenue	—		35,149		(100)	31,818		73,608		(57)

Total net revenue	$—	—%	$40,451	30%	(100)%	$35,733	16%	$84,504	31%	(58)%

Total net revenue
License	$16,644		$24,389		(32)%	$40,816		$50,568		(19)%
Service	72,240		111,336		(35)	176,668		225,930		(22)

Total net revenue	$88,884	100%	$135,725	100%	(35)%	$217,484	100%	$276,498	100%	(21)%

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
     Total TPS revenue declined $5.1 million, or 11%, in the quarter ended June 30, 2010, compared with the year-earlier period. This decline was primarily due to reduced service revenue from our SaaS offerings of approximately $3.2 million. The decline in SaaS revenue was due to several factors, including the merger of two mobile carriers, which resulted in lower pricing for our services, and the expiration of a contractual minimum guarantee. Also contributing to the decline was a reduction in sales of our professional services of approximately $2.2 million resulting from a one-time project in 2009 with one of our wireless carrier customers. No other single factor contributed materially to the change in total TPS revenue during the quarter ended June 30, 2010. TPS revenue as a percentage of total revenue increased primarily as a result of the decrease in total net revenue due to the deconsolidation of Rhapsody, which is described in more detail in the section “Revenue by Segment — Music”.
     Total TPS revenue declined $6.8 million, or 8%, in the six months ended June 30, 2010, compared with the year-earlier period. This decline was primarily due to a one-time benefit of approximately $2.9 million recorded in the first quarter of 2009 from resolution of a dispute with a customer. Also contributing to the decline was a reduction in service revenue from our SaaS offerings of approximately $1.1 million and a reduction in sales of our professional services of approximately $3.0 million resulting from a one-time project in 2009 with one of our wireless carrier customers. No other single factor contributed materially to the change in total TPS revenue during the six months ended June 30, 2010. TPS revenue as a percentage of total revenue increased primarily as a result of the decrease in total net revenue due to the deconsolidation of Rhapsody, which is described in more detail in the section “Revenue by Segment — Music”.
     Media Software and Services. MSS license revenue primarily includes revenue from sales of RealPlayer Plus and related products. MSS service revenue primarily includes revenue from sales of our SuperPass premium subscription service, distribution of third-party software products, and all advertising other than that related directly to Games and former Music businesses. Beginning in the quarter ended June 30, 2010, MSS service revenue also includes sales of the RadioPass subscription service that we repurchased from Rhapsody in connection with the restructuring transactions that were completed on March 31, 2010.
     Total MSS revenue increased $0.3 million, or 2%, during the quarter ended June 30, 2010, compared with the year-earlier period. The increase was primarily due to our repurchase of the international radio business that included the RadioPass subscription service from Rhapsody as part of the restructuring that occurred on March 31, 2010. We began recording the revenue associated with RadioPass in our MSS segment beginning in the quarter ended June 30, 2010. It was previously recorded as part of Rhapsody’s results, which were reported in our Music segment. Sales of RadioPass contributed approximately $1.9 million of the total increase in MSS revenue during the quarter ended June 30, 2010. This increase was partially offset by a decrease in revenue from our SuperPass subscription service of approximately $1.2 million due primarily to a decrease in the number of subscribers and related revenue from the service. No other single factor contributed materially to the change during the quarter ended June 30, 2010. MSS revenue as a percentage of total revenue increased primarily as a result of the decrease in total net revenue due to deconsolidation of Rhapsody, which is described in more detail in the section “Revenue by Segment — Music”.
     Total MSS revenue increased $0.7 million, or 2%, during the six months ended June 30, 2010, compared with the year-earlier period. The increase was primarily due to our repurchase of the RadioPass product from Rhapsody, which contributed approximately $1.9 million of additional revenue during the six months ended June 30, 2010. Also contributing to the total increase in revenue was advertising and other revenue generated from the distribution of third-party products of approximately $1.9 million during the six months ended June 30, 2010. The increase was partially offset by a decline in revenue from our SuperPass subscription service of approximately $3.2 million due primarily to a decrease in the number of subscribers and related revenue from the service. No other single factor contributed materially to the change during the six months ended June 30, 2010. MSS revenue as a percentage of total revenue increased primarily as a result of the decrease in total net revenue due to deconsolidation of Rhapsody, which is described in more detail in the section “Revenue by Segment — Music”.
     Games. Games license revenue primarily includes revenue from the sale of individual games on our websites GameHouse.com and Zylom.com; the sale of games through syndication on partner sites; and sales of games through wireless carriers. Games service revenue primarily includes revenue from the sales of games subscription services and advertising through our games websites.
     Total Games revenue decreased $1.6 million, or 5%, during the quarter ended June 30, 2010, compared with the year-earlier period. Prices for games declined largely due to competitive pressures, and as a result, total license revenue from the sale of games declined $3.0 million, or 23%, compared with the year-earlier period. Games revenue from advertising and other increased $0.9 million, or 15%. No other single factor contributed materially to the change in total Games revenue during the quarter ended June 30, 2010. Games revenue as a percentage of total revenue increased primarily as a result of the decrease in total net revenue due to the deconsolidation of Rhapsody, which is described in more detail in the section “Revenue by Segment — Music”.
     Total Games revenue decreased $4.2 million, or 7%, during the six months ended June 30, 2010, compared with the year-earlier period. Prices for games declined largely due to competitive pressures, and as a result, total license revenue from the sale of games declined $4.4 million, or 16%, compared with the year-earlier period. No other single factor contributed materially to the change in total Games revenue during the six months ended June 30, 2010. Games revenue as a percentage of total revenue increased primarily as a result of the decrease in total net revenue due to deconsolidation of Rhapsody, which is described in more detail in the section “Revenue by Segment — Music”.
     Music. Prior to April 1, 2010, Music license revenue primarily included revenue from sales of digital music content through Rhapsody’s MP3 music store and Music service revenue primarily included revenue from the Rhapsody and RadioPass subscription services, and advertising from Rhapsody’s music websites.
     On March 31, 2010, we completed the restructuring of Rhapsody, which resulted in our ownership decreasing to approximately 47.5% of Rhapsody’s outstanding equity and the loss of operating control over Rhapsody. Since the restructuring was completed on the last day of the quarter ended March 31, 2010, our revenue for the first quarter includes results from Rhapsody’s operations. Beginning with the quarter ended June 30, 2010, Rhapsody’s revenue and other operating results are no longer consolidated within our financial statements and we are not recording any operating or other financial results for our Music segment. We now report our share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity-method investments” in “Other income.”
Geographic Revenue
     Revenue by geographic region is as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2010	Change	2009	2010	Change	2009
United States	$48,351	(47)%	$90,685	$132,901	(29)%	$187,351
Europe	19,316	(18)	23,469	41,798	(9)	46,134
Rest of the world	21,217	(2)	21,571	42,785	(1)	43,013

Total net revenue	$88,884	(35)%	$135,725	$217,484	(21)%	$276,498

     Revenue in the U.S. declined $42.3 million, or 47%, for the quarter ended June 30, 2010, compared with the year-earlier period. During the six months ended June 30, 2010, revenue in the U.S. declined $54.5 million, or 29%, compared with the year-earlier period. The decreases resulted primarily from the loss of revenue from the deconsolidation of Rhapsody, which generated its revenue primarily in the United States. Also contributing to the decline were reductions in revenue generated from our SuperPass subscription service, our SaaS offerings and sales of our games of approximately $2.9 million, $6.0 million and $2.5 million, respectively, for the six month period ended June 30, 2010. See the section “Revenue by Segment” above for further discussion of these changes.
     Revenue in Europe decreased $4.2 million, or 18%, in the quarter ended June 30, 2010, compared with the year-earlier period. During the six months ended June 30, 2010, revenue in Europe decreased $4.3 million, or 9%, compared with the year-earlier period. These decreases were due primarily to a decline in revenue in our TPS segment derived from minimum revenue guarantees associated with a customer contract of approximately of $1.4 million and $3.5 million for the quarter and six months ended June 30, 2010, respectively. A decline in the sales of games licenses also contributed $1.4 and $1.3 million to the decline for the quarter and six months ended June 30, 2010, respectively. See the sections “Revenue by Segment -Technology Products and Solutions” and “Revenue by Segment - Games” above for further discussion of these changes.
     Revenue in the rest of world decreased $0.4 million, or 2%, in the quarter ended June 30, 2010, compared with the year-earlier period. During the six months ended June 30, 2010, revenue in rest of world decreased $0.2 million, or 1%, compared with the year-earlier period. The decline during the six months ended June 30, 2010, was primarily due to a one-time benefit recorded in the first quarter of 2009 from resolution of a dispute with a customer of approximately $2.9 million. This decrease was partially offset by an increase in royalties received from sales of our Helix system software of approximately $3.2 million. No other factor contributed materially to the change during the periods. See the section “Revenue by Segment -Technology Products and Solutions” above for further discussion of these changes.

Cost of Revenue by Segment
     Cost of revenue by segment is as follows (dollars in thousands):

	Quarter Ended June 30,					Six Months Ended June 30,
		% of		% of			% of		% of
		Segment		Segment			Segment		Segment
	2010	Revenue	2009	Revenue	Change	2010	Revenue	2009	Revenue	Change
TPS
License	$27		$87		(69)%	$37		$193		(81)%
Service	17,499		19,191		(9)	34,142		35,535		(4)

Total cost of revenue	$17,526	43%	$19,278	42%	(9)%	$34,179	41%	$35,728	40%	(4)%

MSS
License	$1,941		$572		239%	$2,647		$1,309		102%
Service	2,302		2,018		14	4,360		4,988		(13)

Total cost of revenue	$4,243	22%	$2,590	13%	64%	$7,007	17%	$6,297	16%	11%

Games
License	$3,700		$4,930		(25)%	$7,848		$9,394		(16)%
Service	3,680		3,871		(5)	7,344		7,971		(8)

Total cost of revenue	$7,380	26%	$8,801	30%	(16)%	$15,192	26%	$17,365	28%	(13)%

Music
License	$—		$4,280		(100)%	$2,685		$8,219		(67)%
Service	—		20,665		(100)	19,245		44,026		(56)

Total cost of revenue	$—	n/a	$24,945	62%	(100)%	$21,930	61%	$52,245	62%	(58)%

Total cost of revenue
License	$5,668		$9,869		(43)%	$13,217		$19,115		(31)%
Service	23,481		45,745		(49)	65,091		92,520		(30)

Total cost of revenue	$29,149	33%	$55,614	41%	(48)%	$78,308	36%	$111,635	40%	(30)%

     Cost of Technology Products and Solutions. Cost of TPS license revenue includes amounts paid for licensed technology and costs of product media. Cost of TPS service revenue includes fees paid to mobile service carriers and third-party vendors for order fulfillment, cost of personnel providing support and consulting services, and expenses incurred in providing our SaaS hosting services.
     Cost of TPS revenue declined $1.8 million, or 9%, for the quarter ended June 30, 2010, compared with the year-earlier period. Cost of TPS revenue declined $1.5 million, or 4%, for the six months ended June 30, 2010, compared with the year-earlier period. Materially all of the decline in both periods was due to a decrease in the costs associated with providing professional services to wireless carriers as a result of the decrease in the related revenue during the quarter and six months ended June 30, 2010.
     Cost of Media Software and Services Revenue. Cost of MSS license revenue consists primarily of amounts paid for licensed technology and fees paid to third-party vendors. Cost of MSS service revenue consists primarily of cost of royalties and delivery of content included in our SuperPass subscription service offerings, and fees paid to third-party vendors for support services. Beginning in the quarter ended June 30, 2010, MSS cost of service revenue also includes costs from the RadioPass subscription services that we repurchased from Rhapsody in connection with the restructuring transactions that were completed on March 31, 2010.
     Cost of MSS revenue increased $1.7 million, or 64%, for the quarter ended June 30, 2010, compared with the year-earlier period. Cost of MSS revenue increased $0.7 million, or 11%, for the six months ended June 30, 2010, compared with the year-earlier period. The increase in both periods was due primarily to the one-time recognition of costs paid for the rights to use certain technologies within our RealPlayer software in the amount of $1.5 million for the quarter and six months ended June 30, 2010. Cost of MSS revenue as a percentage of MSS revenue for the quarter and six month periods ended June 30, 2010, increased primarily as a result of the one-time rights payment mentioned above.
     Cost of Games Revenue. Cost of Games license revenue consists primarily of royalties paid on sales of games. Cost of Games service revenue consists primarily of costs incurred to provide our subscription service offerings and fees paid to third-party vendors for support services.
     Cost of Games revenue decreased $1.4 million, or 16%, during the quarter ended June 30, 2010, compared with the year-earlier period. Cost of Games revenue decreased $2.2 million, or 13%, during the six months ended June 30, 2010, compared with the year-earlier period. A reduction in royalty costs in proportion to license revenue accounted for substantially all of the decline in cost of Games revenue during the period.

     Cost of Music Revenue. Prior to April 1, 2010, cost of Music license revenue consisted primarily of cost of royalties paid on sales of music tracks and hardware devices and accessories, and cost of Music service revenue consisted primarily of cost of content and delivery of the content included in our music subscription service offerings and fees paid to third-party vendors for support services.
     On March 31, 2010, we completed the restructuring of Rhapsody, which resulted in our ownership decreasing to approximately 47.5% of Rhapsody’s outstanding equity and the loss of operating control over Rhapsody. Because the restructuring was completed on the last day of the quarter ended March 31, 2010, our cost of revenue for the first quarter includes results from Rhapsody’s operations. Beginning with the quarter ended June 30, 2010, Rhapsody’s cost of revenue and other operating results are no longer consolidated within our financial statements and we are not recording any operating or other financial results for our Music segment. We now report our share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income.”
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

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2010	Change	2009	2010	Change	2009
Research and development	$27,583	(5)%	$28,923	$62,258	8%	$57,482
As a percentage of total net revenue	31%		21%	29%		21%
     Research and development expenses, including non-cash stock-based compensation, decreased $1.3 million in the quarter ended June 30, 2010 compared with the year-earlier period. This decrease was primarily due to the removal of Rhapsody’s operating expenses from our consolidated financial results, which represented approximately $2.3 million of the total decrease. Partially offsetting this decrease was an increase in research and development expenses of an additional $1.1 million for the acceleration of depreciation expense related to our Games information technology platform. No other single factor contributed materially to these changes during the period. The increase in research and development expenses as a percentage of total net revenue is due primarily to our continued investment in the development of our products despite a decline in total net revenue.
     Research and development expenses, including non-cash stock-based compensation, increased $4.8 million, or 8%, in the six months ended June 30, 2010 compared with the year-earlier period. This increase was primarily due to an increase in research and development personnel and related costs of approximately $2.7 million as a result of an increase in average headcount working on new initiatives, as well as an additional $2.6 million for the acceleration of depreciation expense related to our Games information technology platform. The increase was partially offset by a decrease due to the removal of Rhapsody’s operating expenses from our consolidated financial results, since beginning April 1, 2010, Rhapsody’s results are no longer consolidated. Research and development expenses directly related to our Rhapsody joint venture in the six months ended June 30, 2010, were $2.5 million compared with $5.0 million in the year-earlier period. No other single factor contributed materially to these changes during the period. The increase in research and development expenses as a percentage of total net revenue is due primarily to our decision to continue to invest in the development of our products despite a decline in total net revenue.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, credit card fees, subscriber acquisition costs, consulting fees, trade show expenses, advertising costs and costs of marketing collateral. Sales and marketing costs and changes are as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2010	Change	2009	2010	Change	2009
Sales and marketing	$27,382	(35)%	$42,273	$65,209	(24)%	$85,958
As a percentage of total net revenue	31%		31%	30%		31%

     Sales and marketing expenses, including non-cash stock-based compensation, decreased $14.9 million, or 35%, in the quarter ended June 30, 2010 compared with the year-earlier period. The removal of Rhapsody’s operating expenses from our consolidated financial results represented approximately $8.5 million of the decrease. Also contributing to the decline were savings from our continued cost reduction efforts including a decrease in sales and marketing headcount and marketing services expenses of approximately $2.6 million and $0.6 million, respectively. No other single factor contributed materially to these changes during the period.
     Sales and marketing expenses, including non-cash stock-based compensation, decreased $20.7 million, or 24%, in the six months ended June 30, 2010 compared with the year-earlier period. The decrease was primarily a result of the removal of Rhapsody’s operating expenses from our consolidated financial results, since beginning April, 1, 2010, Rhapsody’s results are no longer consolidated. Sales and Marketing expenses directly related to our Rhapsody joint venture in the six months ended June 30, 2010, were $6.3 million compared with $17.4 million in the year-earlier period. Also contributing to the decline were savings from our continued cost reduction efforts including a decrease in sales and marketing headcount and marketing services expenses of approximately $3.5 million and $2.5 million, respectively. No other single factor contributed materially to these changes during the period.
Advertising with Related Party
     On August 20, 2007, RealNetworks and MTVN formed the Rhapsody joint venture. Under the original joint venture agreement, as amended, Rhapsody was obligated to purchase $213.8 million in advertising and related integrated marketing on MTVN cable channels over the term of the agreement. On March 31, 2010, the restructuring transactions involving Rhapsody were completed. As part of the restructuring, MTVN contributed a $33 million advertising commitment and MTVN’s previous advertising obligation was cancelled. For periods after March 31, 2010, we no longer consolidate Rhapsody’s results, and therefore incurred no advertising with related parties for the quarter ended June 30, 2010. Prior to the restructuring and during the quarter ended March 31, 2010, Rhapsody spent $1.1 million in advertising with MTVN. During the quarter and six months ended June 30, 2009, Rhapsody spent $6.9 million and $14.3 million, respectively, in advertising with MTVN.
General and Administrative
     General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and changes are as follows (dollars in thousands):

	Quarters Ended			Six Months Ended
	June 30,			June 30,
	2010	Change	2009	2010	Change	2009
General and administrative	$14,590	(25)%	$19,338	$29,511	(30)%	$42,169
As a percentage of total net revenue	16%		14%	14%		15%
     General and administrative expenses, including non-cash stock-based compensation, decreased $4.7 million, or 25%, in the quarter ended June 30, 2010 compared with the year-earlier period. The decrease was due primarily to a reduction in legal and other professional services expenses of approximately $2.4 million in the quarter ended June 30, 2010, compared with the year-earlier period. A majority of the decrease in legal and professional fees was a result of the expenses recorded in 2009 related to the VeriSign arbitration and RealDVD lawsuit that have since concluded. A reduction in personnel and related costs and the removal of Rhapsody’s operating expenses from our consolidated financial results also contributed approximately $1.5 million and $1.0 million, respectively, to the overall decrease in general and administrative expenses during the period. No other single factor contributed materially to the decreases during the periods. The decrease in general and administrative expenses as a percentage of total net revenue is due primarily to the reductions in personnel and related costs in 2010 as described above.
     General and administrative expenses, including non-cash stock-based compensation, decreased $12.7 million, or 30%, in the six months ended June 30, 2010 compared with the year-earlier period. The decrease was due primarily to a reduction in legal and other professional services expenses of approximately $7.2 million in the six months ended June 30, 2010, compared with the year-earlier period. A majority of the decrease in legal and professional fees was a result of the expenses recorded in 2009 related to the VeriSign arbitration and RealDVD lawsuit that have since concluded.

A reduction in personnel and related costs also contributed approximately $2.5 million to the overall decrease in general and administrative expenses during the period. Further contributing to the decrease was the removal of Rhapsody’s operating expenses from our consolidated financial results, since beginning April 1, 2010, Rhapsody’s results are no longer consolidated. General and Administrative expenses directly related to our Rhapsody joint venture in the six months ended June 30, 2010, were $0.4 million compared with $2.2 million in the year-earlier period. No other single factor contributed materially to the decreases during the periods. The decrease in general and administrative expenses as a percentage of total net revenue is due primarily to reduced legal expenses as well as the reductions in personnel and related costs in 2010 as described above.
Restructuring and Other Charges
     Restructuring and other charges consist of costs associated with the realignment and reorganization of our operations and primarily include separation costs for employees, including severance, and other benefit costs as well as the impairment of certain long-lived assets. During the quarter and six months ended June 30, 2010, we recorded $4.8 million and $10.4 million, respectively, in restructuring charges as part of our strategy to simplify and restructure our business. No such charges were incurred during the quarter ended June 30, 2009. During the six months ended June 30, 2009, we recorded approximately $0.8 million in restructuring charges.
Loss on excess office facilities
     As part of our efforts to reorganize our business and operational structure, including the recent restructuring of Rhapsody, we reduced the use of our current office space in our headquarters in Seattle, as well as other offices in Europe. For the quarter and six months ended June 30, 2010, the estimated loss on excess office facilities including the write-down of leasehold improvements was approximately $7.1 million. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. Although we believe our estimates are reasonable, additional adjustments may result if our actual experience differs from our projections.
Impairment of Goodwill
     Goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test during our fiscal fourth quarter.
     A two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment from the first step, a second step is performed to determine the amount of the impairment. This involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. In 2009, and through the quarter ended March 31, 2010, we had four reporting units; TPS, MSS, Games, and Music.
     We determined that a triggering event had occurred during the quarter ended June 30, 2009, warranting an interim impairment analysis of goodwill. During the impairment analysis, we concluded that the implied fair value of goodwill was zero for each of our reporting units. As a result, the TPS, MSS, Games, and Music reporting units recorded impairments of $50.5 million, $46.8 million, $41.2 million and $37.0 million, respectively, during the quarter ended June 30, 2009. No other impairments of goodwill were recorded in 2009 and no such impairments were recognized in either the quarter or six months ended June 30, 2010, as the zero balance for goodwill precludes any impairment.
Other Income (Expenses), Net
     Other income, net consists primarily of: interest income on our cash, cash equivalents, and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt and equity in net loss of investments. Other income, net and quarter-over-quarter changes are as follows (dollars in thousands):

	Quarters Ended				Six Months Ended
	June 30,				June 30,
	2010	Change		2009	2010	Change		2009
Interest income, net	$551	(27)%		$754	$931	(52)%		$1,937
Equity in net loss of Rhapsody and other investments	(5,427)	n/m		(269)	(5,427)	n/m		(924)
Gain on sale of equity investments, net	(50)	n/m		68	(50)	n/m		205
Gain on deconsolidation of Rhapsody	—	n/a		—	10,929	n/a		—
Other income, net	994	n/m		(449)	1,093	n/m		406

Other income, net	$(3,932)	n/m	%	$104	$7,476	n/m	%	$1,624

     Other income (expense), net decreased during the quarter ended June 30, 2010, due primarily to the loss recorded from our investment in Rhapsody and other investments. Other income (expense), net increased during the six months ended June 30, 2010, due primarily to the gain recognized on the deconsolidation of Rhapsody. See “Note 4 Rhapsody Joint Venture” to the Condensed Consolidated Financial Statements included within Part I, Item 1 of this report.
Income Taxes
     During the quarters ended June 30, 2010 and 2009, we recognized income tax expense of $0.3 million and $1.2 million, respectively, related to U.S. and foreign income taxes. The decrease in income tax expense and the change in income tax expense as a percentage of pre-tax loss during the quarter ended June 30, 2010, was largely the result of a change in our jurisdictional income mix. During the six months ended June 30, 2010 and 2009, we recognized income tax benefit of $3.3 million and income tax expense of $2.8 million, respectively, related to U.S. and foreign income taxes. The decrease in income tax expense and the change in income tax expense as a percentage of pre-tax loss was largely the result of the restructuring of Rhapsody and partial release of valuation allowance on international net operating losses, which occurred in the quarter ended March 31, 2010.
     As of June 30, 2010, there have been no material changes to our uncertain tax positions disclosures as provided in Note 15 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. We filed formal and informal refund claims with the Internal Revenue Service (“IRS”) in 2009 for the years 2001-2007, primarily related to Extraterritorial Income Exclusion and previously acquired net operating losses. In April 2010, we agreed to significant adjustments proposed by the IRS related to the formal and informal refund claims. Therefore, we believe it is reasonably possible that the total unrecognized tax benefits will be significantly reduced within the next twelve months. However, we do not believe that an estimate of the range of the reduction can be made at present.
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
New Accounting Pronouncements
     See “Note 2 Recent Accounting Pronouncements” to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding new accounting pronouncements.
Liquidity and Capital Resources
     The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	June 30,	December 31,
	2010	2009
Working capital	$253,423	$278,198
Cash, cash equivalents, and short-term investments	313,220	384,900
Restricted cash	10,000	13,700
     Cash, cash equivalents, and short-term investments decreased from December 31, 2009, primarily due to $18.0 million in cash paid to Rhapsody in connection with the restructuring of our investment, $30.4 million in cash used to pay Rhapsody-related payables, capital expenditures of $9.5 million, and payment of the settlement obligation and related legal expenses of $5.5 million relating to the RealDVD litigation that was accrued in the quarter ended December 31, 2009.
     The following summarizes cash flows (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Cash used in operating activities	$(56,336)	$(18,241)
Cash used in investing activities	(67,133)	(39,916)
Cash provided by financing activities	2,503	20,365
     Cash used in operating activities consisted of net loss adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, gain on the deconsolidation of the Rhapsody joint venture, and the effect of changes in certain operating assets and liabilities, net of acquisitions and disposals.
     Cash used in operating activities in the six months ended June 30, 2010, was $56.3 million and consisted of net loss of $25.6 million, adjustments for cash provided by non-cash items of $23.7 million and cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions and disposals, of $54.4 million. Adjustments for cash provided by non-cash items primarily consisted of $14.0 million of depreciation and amortization expense, $6.7 million of stock-based compensation, $6.5 million of accrued loss on excess office facilities, $5.4 million of equity in the net loss of Rhapsody and other equity investments, and $3.6 million for amounts accrued relating to restructuring expenses incurred during the quarter, partially offset by $10.9 million of gain related to the deconsolidation of the Rhapsody joint venture.
     Changes in certain operating assets and liabilities, net of acquisitions, in the six months ended June 30, 2010 primarily consisted of uses of cash from the decrease in accrued and other liabilities of $52.3 million. These decreases were related to reductions in accrued royalties and other fulfillment costs as well as a reduction in amounts payable to MTVN for related party advertising incurred during the quarter ended March 31, 2010 as compared to the quarter ended December 31, 2009. Also contributing to the decline was the payment of the legal settlement and related legal expenses attributable to the RealDVD litigation of $5.5 million that was accrued for in the quarter ended December 31, 2009.
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
     Changes in certain operating assets and liabilities, net of acquisitions, in the six months ended June 30, 2009 primarily consisted of a decrease in accounts payable of $2.0 million related to the timing of payments made to certain third party content providers, as well as a decrease in accrued and other liabilities of $5.4 million related to a reduction in amounts payable to MTVN for related party advertising incurred during the quarter ended June 30, 2009 as compared to the quarter ended December 31, 2008. These decreases were partially offset by a decrease in accounts receivable of $5.7 million related to the timing of customer collections.
     In the six months ended June 30, 2010, investing activities used cash primarily for payments made in connection with the restructuring of Rhapsody of $18.0 million as well as purchases of equipment, software, and leasehold improvements of $9.5 million. These uses of cash were partially offset by the repayment of temporary funding upon the deconsolidation of Rhapsody of approximately $5.9 million. Purchases, net of sales and maturities, of short-term investments used cash of $49.2 million during 2010. In the six months ended June 30, 2009, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $7.6 million and acquisition costs of $3.2 million, from the last payment of accrued anniversary and performance payments relating to the acquisition of Zylom. Purchases, net of sales and maturities of short-term investments used cash of $27.5 million during 2009.
     Financing activities provided cash from the proceeds of sales of common stock under employee stock purchase plans and the exercise of stock options of $1.3 million as well as payments received from the MTVN marketing note for our Rhapsody joint venture of $1.2 million in 2010 and $14.5 million in 2009. We also received an additional $5.0 million from MTVN as a capital contribution to our Rhapsody joint venture.
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
     A continued downturn in the economy could result in lower interest income in future periods due to a continued decline in interest rates. There also continues to be an elevated risk that we may not be able to access cash balances held in U.S. or foreign financial institutions or that deposits held in financial institutions may be rendered worthless due to the nationalization or failure of such financial institutions, or that severe market conditions return causing an increased inability to sell the securities and the institutional money market funds we hold as short-term investments. These risks and the potential impact of these risks on our financial condition and results of operations are discussed further below in “Risk Factors — Risks Related to Our Business in General.” If any of these risks are realized, we may experience a material adverse impact on our financial condition and results of operations in future periods.
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
     Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial portion of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended June 30, 2010. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at June 30, 2010, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $0.1 million.
     Investment Risk. As of June 30, 2010, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarters ended June 30, 2010 and 2009, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.
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
     Foreign currency transaction gains and losses were not material for the quarters or six months ended June 30, 2010 and 2009.
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
     (b) Changes in Internal Controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See “Note 14 Commitment and Contingencies” to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding legal proceedings.
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
The mobile entertainment market is evolving rapidly and highly competitive.
     The market for mobile entertainment services, including RBT, MOD and VOD solutions, is highly competitive and evolving rapidly, particularly with the growth in the use of smartphones. Increased use of smartphones has resulted in a proliferation of applications and services that compete with our SaaS services and, in many cases, are not dependent upon our carrier customers to make them available to subscribers. To maintain or enhance our competitive position, we may need to develop new SaaS services that enable our carrier customers to compete with the broad range of applications and other services available in the market. We face competition, and may face future competition, from major media companies, Internet portal companies, content aggregators, wireless software providers and other pure-play wireless entertainment publishers, some of which have greater financial resources than we do. In addition, the major music labels may demand more aggressive revenue sharing arrangements or impose an alternative business model less favorable to us. Furthermore, while most of our carrier customers do not offer internally developed services that compete with ours, if our carrier customers begin developing these services internally, we could be forced to lower our prices or increase the amount of service we provide in order to maintain our business with those carrier customers. Increased competition has in the past resulted in pricing pressure, forcing us to lower the selling price of our services. If we are unable to develop or provide services that compete effectively in the mobile entertainment market, our operating results and financial condition may be materially harmed.
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
     In addition, we face the following competitive risks relating to our Media Software and Services and Games businesses:
     Media Software and Services. Our media software and services face competition from existing competitive alternatives and other emerging services and technologies. Our SuperPass subscription service faces competition from a broad variety of entertainment sources, including traditional media outlets and emerging Internet media sources. We expect this competition to continue to be intense as the market and business models for Internet video content mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets or technologies to promote or distribute their offerings successfully. Our RealPlayer software services compete with alternative streaming media playback technologies and audio and video formats including Microsoft Windows Media Player and Adobe Flash and their related file formats, each of which has obtained very broad market penetration. In addition, our overall ability to sell subscription services depends in part on the use of RealNetworks’ formats on the Internet, and declines in the use of our formats have and are expected to continue to negatively affect our subscription revenue and increase costs of obtaining new subscribers. If we are unable to compete successfully, including through the introduction of compelling new products and services, our MSS business could continue to decline.
     Games. Our RealArcade, GameHouse, Zylom and Atrativa branded services compete with other online aggregators and distributors of online, downloadable and social casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our Games business also competes with many other smaller companies that may be able to adjust to market conditions, including responding effectively to the growing popularity of casual games on social networks, faster than us. We also face an increasingly price competitive casual games market, and some of our competitors may be able to compete on price more effectively than us. We expect competition to intensify in this market from these and other competitors, and no assurance can be made that we will be able achieve growth in our revenue. Our development studios compete primarily with other developers of online, downloadable, mobile and social casual PC games and must continue to develop popular and high-quality game titles and to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including social networks, to maintain our competitive position and help maintain the growth of our Games business.
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
     The trading price for our common stock has been volatile, ranging from $2.53 to $5.41 per share during the 52-week period ended June 30, 2010. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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
     The national and global economic downturn has resulted in a decline in overall consumer and corporate spending, declines in consumer and corporate access to credit, fluctuations in foreign exchange rates, declines in the value of assets and increased liquidity risks, all of which could materially impact our business, financial condition and results of operations. We provide digital entertainment services to consumers, and payment for our products and services may be considered discretionary on the part of many of our current and potential customers. As a result, consumers considering whether to purchase our products or services may be influenced by macroeconomic factors that affect consumer spending such as unemployment, conditions in the residential real estate and mortgage markets and access to credit when making a determination whether to commence, continue, or stop subscribing to or otherwise purchasing our products and services. We are also experiencing a decline in advertising revenue as businesses are reducing their sales and marketing spending in the current economy. A significant decrease in the demand for our products or services or declines in our advertising revenue could have a material adverse impact on our operating results and financial condition.
     Uncertainty and adverse economic conditions may also lead to a decreased ability to collect payment for our products and services due primarily to a decline in the ability of consumers to use or access credit, including through credit cards, which is how most of our customers pay for our products and services. We also expect to continue to experience volatility in foreign exchange rates, which could negatively impact the amount of revenue and net assets we record in future periods. The functional currency of our foreign subsidiaries is the local currency of the country in which each subsidiary operates. We translate our subsidiaries’ revenues into U.S. dollars in our financial statements, and continued volatility in foreign exchange rates, particularly if the U.S. dollar strengthens against the euro or the Korean won, may result in lower reported revenue. If economic conditions continue to deteriorate or remain uncertain for a sustained period of time, we may also record additional impairments to our assets in future periods. A continued decline in the economy may also result in (1) declines in interest income, (2) an increased risk that we may not be able to access cash balances held in U.S. or foreign financial institutions or that our deposits held in financial institutions may become worthless due to the nationalization or failure of such financial institutions, and (3) decreased ability to sell the securities and the institutional money market funds we hold as short-term investments. In addition, the decline in the trading price of shares of our common stock may make it difficult to use our common stock as purchase price consideration for future acquisitions and to raise funds through equity financings. If any of these risks are realized, we may experience a material adverse impact on our financial condition and results of operations.
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
     On March 31, 2010, we completed the restructuring transactions of our digital audio music service joint venture, Rhapsody America LLC (Rhapsody). As a result of the restructuring, we no longer have operational control over Rhapsody, and beginning April 1, 2010, Rhapsody’s operating performance is no longer consolidated with our consolidated financial statements. We believe the restructuring will provide Rhapsody with the financial, intellectual property and other key assets and the operational flexibility to compete more effectively in the digital music market. For a period of time following closing, the newly structured joint venture may experience disruptions due to employee, partner and customer uncertainty and other operational challenges as it transitions to becoming an independent company. These disruptions or Rhapsody’s inability to operate and compete effectively as an independent company could adversely impact its financial condition and results of operations, which in turn could materially impact our reported net income (loss) in future periods. In addition, Rhapsody has generated losses since its inception, and the new structure may not alter this trend. If Rhapsody continues to incur losses, or if it otherwise experiences a significant decline in its business, we may incur a loss on our investment, which would have a material adverse effect on our financial condition and results of operations.
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

     Acquisition-related costs and financial risks related to completed and potential future acquisitions may harm our financial position, reported operating results, or stock price. Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, amortization of acquired identifiable intangible assets and the incurrence of charges for the impairment of goodwill and other intangible assets, which are reflected in our operating expenses. New acquisitions and any potential additional future impairment of the value of purchased assets, including goodwill, could have a significant negative impact on our future operating results.
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

     From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. Currently we are investigating or litigating a variety of such pending claims, some of which are described in “Note 14, Commitments and Contingencies” to Consolidated Financial Statements included in Part I, Item 1 of this report.
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

     In addition, Mr. Glaser has special rights under our articles of incorporation to appoint or remove members of the strategic transaction committee at his discretion that could make it more difficult for RealNetworks to be sold or to complete another change of control transaction without Mr. Glaser’s consent. RealNetworks has also entered into an agreement providing Mr. Glaser with certain contractual rights relating to the enforcement of our charter documents and Mr. Glaser’s roles and authority within RealNetworks. These rights, together with Mr. Glaser’s significant beneficial ownership, create unique potential for concentrated influence of Mr. Glaser over potentially material transactions involving RealNetworks.
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
Item 3. Default Upon Senior Securities
None
Item 4. Removed and Reserved
Reserved
Item 5. Other Information
None

Item 6. Exhibits
Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description
10.1†	Offer Letter dated January 5, 2009 between RealNetworks, Inc. and Hank Skorny

10.2†	Retention Letter dated April 16, 2010 between RealNetworks, Inc. and Hank Skorny

10.3†	Change in Control and Severance Agreement effective February 24, 2010 between RealNetworks, Inc. and Hank Skorny

10.4†	Separation Letter dated April 28, 2010 from RealNetworks, Inc. to Robert Glaser

10.5†	Separation and Release Agreement dated April 28, 2010 between RealNetworks, Inc. and John Giamatteo

31.1	Certification of Robert Kimball, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Kimball, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive compensation plan or agreement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2010.

REALNETWORKS, INC.
By:	/s/ Michael Eggers
Michael Eggers
	Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1†	Offer Letter dated January 5, 2009 between RealNetworks, Inc. and Hank Skorny

10.2†	Retention Letter dated April 16, 2010 between RealNetworks, Inc. and Hank Skorny

10.3†	Change in Control and Severance Agreement effective February 24, 2010 between RealNetworks, Inc. and Hank Skorny

10.4†	Separation Letter dated April 28, 2010 from RealNetworks, Inc. to Robert Glaser

10.5†	Separation and Release Agreement dated April 28, 2010 between RealNetworks, Inc. and John Giamatteo

31.1	Certification of Robert Kimball, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Kimball, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive compensation plan or agreement