Form 10-Q
period 2010-09-30
REALNETWORKS INC
filed 2010-11-09
CIK 1046327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of October 29, 2010 was 135,666,300.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$214,895	$277,030
Short-term investments	114,330	107,870
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	42,051	60,937
Deferred costs, current portion	5,389	5,192
Related party receivable – Rhapsody	874	—
Prepaid expenses and other current assets	28,905	30,624

Total current assets	406,444	481,653

Equipment, software, and leasehold improvements, at cost:
Equipment and software	145,102	151,951
Leasehold improvements	25,390	31,041

Total equipment, software, and leasehold improvements, at cost	170,492	182,992
Less accumulated depreciation and amortization	125,452	125,878

Net equipment, software, and leasehold improvements	45,040	57,114
Restricted cash equivalents and investments	10,000	13,700
Equity method investments	18,081	50
Available for sale securities	19,649	19,503
Other assets	3,400	4,030
Deferred costs, non-current portion	17,667	10,182
Deferred tax assets, net, non-current portion	8,995	10,001
Other intangible assets, net	8,708	10,650
Goodwill	4,792	—

Total assets	$542,776	$606,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,872	$32,703
Accrued and other liabilities	84,231	124,934
Deferred revenue, current portion	19,867	31,374
Related party payable – Rhapsody	684	—
Related party payable – MTVN	—	11,216
Accrued loss on excess office facilities, current portion	1,203	3,228

Total current liabilities	129,857	203,455
Deferred revenue, non-current portion	575	1,933
Accrued loss on excess office facilities, non-current portion	3,752	—
Deferred rent	3,723	4,464
Deferred tax liabilities, net, non-current portion	1,150	961
Other long-term liabilities	5,382	13,006

Total liabilities	144,439	223,819

Noncontrolling interest in Rhapsody	—	7,253
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 135,656 shares in 2010 and 135,057 shares in 2009	136	135
Additional paid-in capital	694,200	671,606
Accumulated other comprehensive loss	(40,525)	(38,614)
Retained deficit	(255,474)	(257,316)

Total shareholders’ equity	398,337	375,811

Total liabilities and shareholders’ equity	$542,776	$606,883

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue (A)	$86,432	$140,264	$303,916	$416,762
Cost of revenue (B)	30,710	53,686	109,018	165,321

Gross profit	55,722	86,578	194,898	251,441

Operating expenses:
Research and development	19,517	29,425	81,775	86,907
Sales and marketing	26,321	39,573	91,530	125,531
Advertising with related party	—	7,941	1,065	22,229
General and administrative	12,640	13,039	42,151	55,208
Impairment of goodwill	—	—	—	175,583
Restructuring and other charges	1,080	877	11,487	1,671
Loss on excess office facilities	314	—	7,396	—

Total operating expenses	59,872	90,855	235,404	467,129

Operating loss	(4,150)	(4,277)	(40,506)	(215,688)

Other income (expenses):
Interest income, net	1,074	1,253	2,005	3,190
Equity in net loss of Rhapsody and other equity method investments	(6,142)	(273)	(11,569)	(1,197)
Gain (loss) on sale of equity investments, net	—	604	(50)	809
Gain on deconsolidation of Rhapsody	—	—	10,929	—
Other income (expense), net	(206)	(888)	887	(482)

Total other income (expenses), net	(5,274)	696	2,202	2,320

Loss before income taxes	(9,424)	(3,581)	(38,304)	(213,368)
Income taxes benefit (expense)	33,947	(686)	37,238	(3,445)

Net income (loss)	24,523	(4,267)	(1,066)	(216,813)
Net loss attributable to noncontrolling interest in Rhapsody	—	5,787	2,910	17,868

Net income (loss) attributable to common shareholders	$24,523	$1,520	$1,844	$(198,945)

Basic net income (loss) per share available to common shareholders	$0.18	$0.00	$0.04	$(1.50)
Diluted net income (loss) per share available to common shareholders	$0.18	$0.00	$0.04	$(1.50)
Shares used to compute basic net income (loss) per share available to common shareholders	135,619	134,793	135,302	134,531
Shares used to compute diluted net income (loss) per share available to common shareholders	137,769	134,978	138,232	134,531
Comprehensive income (loss):
Net income (loss)	$24,523	$(4,267)	$(1,066)	$(216,813)
Unrealized holding (gains) losses on short-term and equity investments, net of income taxes	1,539	70	(70)	3,868
Foreign currency translation gains (losses)	4,513	3,223	(1,841)	4,441

Comprehensive income (loss)	30,575	(974)	(2,977)	(208,504)
Net loss attributable to noncontrolling interest	—	5,787	2,910	17,868

Comprehensive income (loss) attributable to common shareholders	$30,575	$4,813	$(67)	$(190,636)

(A) Components of net revenue:
License fees	$15,584	$23,621	$56,400	$74,189
Service revenue	70,848	116,643	247,516	342,573

	$86,432	$140,264	$303,916	$416,762

(B) Components of cost of revenue:
License fees	$3,650	$8,113	$16,867	$27,228
Service revenue	27,060	45,573	92,151	138,093

	$30,710	$53,686	$109,018	$165,321

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,066)	$(216,813)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,047	22,881
Stock-based compensation	10,280	15,545
Loss on disposal of equipment, software, and leasehold improvements	155	302
Equity in net loss of Rhapsody and other equity method investments	11,569	1,197
Loss (gain) on sale of equity investments, net	50	(809)
Impairment of goodwill	—	175,583
Excess tax benefit from stock option exercises	(48)	(9)
Gain on deconsolidation of Rhapsody	(10,929)	—
Accrued loss on excess office facilities	6,108	—
Deferred income taxes	80	545
Accrued restructuring and other charges	997	(3,786)
Other	153	39
Net change in certain operating assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable	11,483	4,363
Prepaid expenses and other assets	(9,841)	2,072
Accounts payable	(7,519)	1,276
Accrued and other liabilities	(66,997)	(18,878)

Net cash used in operating activities	(36,478)	(16,492)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(11,415)	(11,445)
Purchases of short-term investments	(102,486)	(124,043)
Proceeds from sales and maturities of short-term investments	96,026	93,389
Decrease in restricted cash equivalents and investments, net	3,700	1,042
Payment of acquisition costs, net of cash acquired	(5,760)	(3,324)
Purchase of equity investments	—	(2,000)
Payment in connection with the restructuring of Rhapsody	(18,000)	—
Repayment of temporary funding upon deconsolidation of Rhapsody	5,869	—
Proceeds from sales of equity investments	—	1,014

Net cash provided by (used in) investing activities	(32,066)	(45,367)

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	1,378	819
Excess tax benefit from stock option exercises	48	9
Payments received on MTVN note	1,213	21,912
Capital contribution to Rhapsody from MTVN	—	5,000

Net cash provided by financing activities	2,639	27,740

Effect of exchange rate changes on cash and cash equivalents	3,770	5,928

Net decrease in cash and cash equivalents	(62,135)	(28,191)
Cash and cash equivalents, beginning of period	277,030	232,968

Cash and cash equivalents, end of period	$214,895	$204,777

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$29,678	$7,432
Cash paid for income taxes	$3,056	$4,479

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quarters and Nine Months Ended September 30, 2010 and 2009

Note 1. Summary of Significant Accounting Policies

Description of Business. RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading global provider of network-delivered digital media applications and services that make it easy to manage, play and share digital media. The Company also develops and markets software products and services that enable the creation, distribution and consumption of digital media, including audio and video.

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

On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% equity interest in Rhapsody and Rhapsody’s financial position and operating results has been consolidated into RealNetworks’ financial statements prior to March 31, 2010. MTVN’s proportionate share of income (loss) was included in noncontrolling interest in Rhapsody in the unaudited condensed consolidated statements of operations and comprehensive income (loss). MTVN’s proportionate share of equity was included in noncontrolling interest in Rhapsody in the unaudited condensed consolidated balance sheets. On March 31, 2010, the Company and MTVN restructured Rhapsody, and RealNetworks held approximately 47.5% of the outstanding shares of capital stock of Rhapsody after the restructuring and as of September 30, 2010. Since March 31, 2010, RealNetworks has not held a controlling interest in Rhapsody and therefore, the Company has treated its ownership interest in Rhapsody as an equity method investment. Rhapsody’s financial position as of March 31, 2010 and its operating results beginning April 1, 2010 are no longer consolidated with RealNetworks’ consolidated financial statements.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2010. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters and Nine Months Ended September 30, 2010 and 2009

In the Company’s direct to consumer business, the Company derives revenue through (1) subscriptions of SuperPass within the Company’s Core Products segment and subscriptions sold by the Company’s Games segment, (2) sales of content downloads, software and licenses offered by the Company’s Core Products, Emerging Products and Games segments and (3) the sale of advertising and the distribution of third-party products on its websites by the Company’s Emerging Products and Games segments. Prior to April 1, 2010, the Company’s direct to consumer business also included the products and services offered by the Company’s Music segment, which were primarily sold by the Company’s Rhapsody joint venture. Beginning on April 1, 2010, revenue from the Company’s Rhapsody joint venture is no longer consolidated within its financial statements and the Company is no longer recording any operating or other financial results for the former Music segment.

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

The Company also generates revenue through business-to-business channels by providing services within the Company’s Core Products segment enabling wireless carriers to deliver audio and video content to their customers and by selling software licenses and products and related support and other services.

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

Note 2. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, to be implemented by the Company in future periods as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance to the Company.

In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 supersedes EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on its consolidated results of operations and financial condition.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters and Nine Months Ended September 30, 2010 and 2009

In September 2009, the FASB ratified ASU 2009-14 (ASU 2009-14) (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements). ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 has an effective date that is consistent with ASU 2009-13. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-14 on its consolidated results of operations and financial condition.

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

The fair value of options granted was determined using the Black-Scholes model and the following weighted-average assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.14%	2.02%	1.83%	1.75%
Expected life (years)	4.0	4.2	4.0	4.2
Volatility	62%	63%	62%	63%

Recognized stock-based compensation expense is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$394	$309	$853	$1,302
Research and development	889	1,788	3,179	5,846
Sales and marketing	1,233	1,099	3,040	3,364
General and administrative	1,072	1,532	3,208	5,033

Total stock-based compensation expense	$3,588	$4,728	$10,280	$15,545

No stock-based compensation was capitalized as part of the cost of an asset during the quarters or nine months ended September 30, 2010 or 2009. As of September 30, 2010, $14.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options, is expected to be recognized over a weighted-average period of 2.1 years.

Note 4. Rhapsody Joint Venture

Restructuring of Rhapsody

As described in Note 1, Summary of Significant Accounting Policies, the Company initially formed in August 2007 a joint venture with MTVN to own and operate a business-to-consumer digital audio music service known as Rhapsody. Prior to March 31, 2010, the Company owned 51% of the outstanding equity interests of Rhapsody and MTVN owned the remaining 49%. On March 31, 2010, restructuring transactions involving Rhapsody were completed, and Rhapsody was converted from a limited liability company to a

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters and Nine Months Ended September 30, 2010 and 2009

corporation. Following the completion of the restructuring transactions, RealNetworks owned approximately 47.5%, MTVN owned 47.5%, and two minority stockholders held slightly more than 5% of the outstanding shares of capital stock of Rhapsody. RealNetworks contributed $18.0 million in cash, the Rhapsody brand and certain other assets, including content licenses, in exchange for shares of convertible preferred stock of Rhapsody, carrying a $10.0 million preference upon certain liquidation events. As part of the transactions, RealNetworks repurchased the international radio business that was previously contributed to Rhapsody by RealNetworks. MTVN contributed a $33.0 million advertising commitment in exchange for shares of common stock of Rhapsody, and MTVN’s previous obligation to provide advertising of approximately $111 million as of December 31, 2009 was cancelled. In addition, the put and call rights held by RealNetworks and MTVN and MTVN’s rights to receive a preferred return in connection with the exercise of RealNetworks’ put right were terminated. RealNetworks is also obligated to provide certain operational transition services to Rhapsody until December 31, 2010, unless earlier terminated by Rhapsody. Rhapsody will be initially governed by a Board of Directors with two directors appointed by each of the Company and MTVN and one independent director appointed by mutual agreement of the Company and MTVN.

RealNetworks no longer has a controlling interest in Rhapsody and therefore, the operating results of Rhapsody are accounted for under the equity method of accounting for investments, and the Company’s proportionate share of the income or loss is recognized as a component of other income and expense, net in the Company’s consolidated statements of operations in periods subsequent to March 31, 2010. Since March 31, 2010, Rhapsody has been classified as an equity method investment, and RealNetworks removed all Rhapsody related assets and liabilities that were previously consolidated from its unaudited condensed consolidated balance sheet. The removal of these assets and liabilities and the creation of the equity method investment resulted in a one-time net gain of $10.9 million recorded in other income and expense, net in the Company’s unaudited condensed consolidated statement of operations for the quarter ended March 31, 2010, at which time the Company determined the fair value of its retained equity interest of approximately 47.5% to be approximately $29.7 million. During the quarters ended June 30, 2010 and September 30, 2010, the Company recorded its share of losses in the operations of Rhapsody of approximately $5.4 million and $6.2 million, respectively. These losses reduced the original carrying value of the equity investment accordingly to approximately $18.1 million. As a result of the deconsolidation of Rhapsody’s operations from the Company’s financial statements, the Company will no longer record any operating results for its Music segment for periods subsequent to March 31, 2010. The Company now reports its share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income (expense).”

As mentioned above, MTVN’s preferred return rights were terminated in connection with the restructuring of Rhapsody. Prior to the restructuring, if the appraised value of Rhapsody at a redemption date was less than $436.3 million, then the exercise price of the put would have included a preferred return to MTVN. The Company previously elected to accrete any excess of the redemption value over the carrying amount of the noncontrolling interest as an adjustment to income attributable to common shareholders, and adjusted earnings per share for the current quarter’s accretion of the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature. Due to the termination of MTVN’s preferred return rights at the completion of the restructuring, the Company decreased the noncontrolling interest on the unaudited condensed consolidated balance sheet at March 31, 2010, by $10.4 million as part of the deconsolidation transactions, of which $3.7 million was an adjustment to income attributable to common shareholders for the purposes of calculating earnings per share for the quarter ended March 31, 2010. The Company increased the noncontrolling interest on the unaudited condensed consolidated balance sheet for the quarter and nine months ended September 30, 2009, by $0.9 million and $2.8 million, respectively, which was an adjustment to income attributable to common shareholders for the purposes of calculating earnings per share. See Note 13, Earnings Per Share, for more information on this item.

Noncontrolling interest rollforward

Activity in noncontrolling interest and equity attributable to common shareholders is as follows (in thousands):

	Noncontrolling interest	Total Equity
Balances, December 31, 2008	$378	$553,558
Net loss	—	(216,813)
Net loss attributable to noncontrolling interest in Rhapsody	(17,868)	17,868
Contribution and other transactions with owners	17,140	10,998
Accretion of MTVN’s equity interest in Rhapsody	3,015	(3,015)
Accretion of MTVN’s preferred return in Rhapsody	2,775	(2,775)
Unrealized holding losses on short-term and equity investments, net of taxes	—	3,868
Foreign currency translation losses	—	4,441
Stock-based transactions and compensation expense, net of taxes	—	16,140

Balances, September 30, 2009	$5,440	$384,270

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters and Nine Months Ended September 30, 2010 and 2009

	Noncontrolling interest	Total Equity
Balances, December 31, 2009	$7,253	$375,811
Net loss	—	(1,066)
Net loss attributable to noncontrolling interest in Rhapsody	(2,910)	2,910
Contribution and other transactions with owners	616	619
Reversal of MTVN’s accretion equity interest in Rhapsody	(6,736)	6,736
Reversal of MTVN’s preferred return in Rhapsody	(3,700)	3,700
Deconsolidation	5,477	—
Unrealized holding losses on short-term and equity investments, net of taxes	—	(70)
Foreign currency translation losses	—	(1,841)
Stock-based transactions and compensation expense, net of taxes	—	11,538

Balances, September 30, 2010	$—	$398,337

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets that have been measured at fair value (in thousands) on a recurring basis as of September 30, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Fair Value Measurements as of September 30, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents
Money market funds	$54,812	$54,812	$—	$—
Corporate notes and bonds	97,987	97,987	$—	$—
Short-term investments
Corporate notes and bonds	77,523	77,523	—	—
U.S. government agency securities	36,807	36,807	—	—
Restricted cash equivalents and investments	10,000	10,000
Available for sale securities	19,649	19,649	—	—

Total	$296,778	$296,778	$—	$—

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents
Money market funds	$223,909	$223,909	$—	$—
Short-term investments
Corporate notes and bonds	73,462	73,462	—	—
U.S. government agency securities	34,408	34,408	—	—
Restricted cash equivalents and investments	13,700	13,700	—	—
Available for sale securities	19,503	19,503	—	—

Total	$364,982	$364,982	$—	$—

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters and Nine Months Ended September 30, 2010 and 2009

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

Note 6. Cash, Cash Equivalents, Trading Securities, Short-Term Investments, and Restricted Cash Equivalents and Investments

Cash, cash equivalents, trading securities, short-term investments, and restricted cash equivalents and investments as of September 30, 2010 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$62,096	$—	$—	$62,096
Money market mutual funds	54,812	—	—	54,812
Corporate notes and bonds	97,987	—	—	97,987

Total cash and cash equivalents:	214,895	—	—	214,895

Short-term investments:
Corporate notes and bonds	77,238	294	(9)	77,523
U.S. Government agency securities	36,730	77	—	36,807

Total short-term investments:	113,968	371	(9)	114,330

Total cash, cash equivalents and short-term investments	$328,863	$371	$(9)	$329,225

Restricted cash equivalents and investments	$10,000	$—	$—	$10,000

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2009 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$53,121	$—	$—	$53,121
Money market mutual funds	223,909	—	—	223,909

Total cash and cash equivalents	277,030	—	—	277,030

Short-term investments:
Corporate notes and bonds	72,731	732	(1)	73,462
U.S. Government agency securities	34,560	5	(157)	34,408

Total short-term investments	107,291	737	(158)	107,870

Total cash, cash equivalents and short-term investments	$384,321	$737	$(158)	$384,900

Restricted cash equivalents and investments	$13,700	$—	$—	$13,700

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters and Nine Months Ended September 30, 2010 and 2009

At December 31, 2009, restricted cash equivalents and investments represent cash equivalents and short-term investments pledged as collateral against two letters of credit for a total of $13.7 million in connection with two lease agreements. During the quarter ended June 30, 2010, the Company completed its obligation with one of the two lease agreements, and as a result, $3.7 million of restricted cash was reclassified into cash and cash equivalents.

Realized gains or losses on sales of available-for-sale securities for the quarters and nine months ended September 30, 2010 and 2009 were not significant.

Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The contractual maturities of available-for-sale investments at September 30, 2010 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Within one year	$84,128	$84,275
Between one year and five years	29,840	30,055

Total available-for-sale investments	$113,968	$114,330

Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns

Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2009	$2,912	$1,012
Additions charged to expenses	308	2,926
Amounts written off	(633)	(2,829)

Balances, September 30, 2010	$2,587	$1,109

One customer accounted for 11% of trade accounts receivable as of September 30, 2010. As of December 31, 2009, two customers accounted for 18% and 10%, respectively, of trade accounts receivable. No one customer accounted for more than 10% of total revenue during the quarters and nine months ended September 30, 2010 and 2009. In the quarter ended September 30, 2010, recoveries of accounts previously charged to expenses and changes in estimates resulted in a reduction to the additions charged to expenses for the nine months ended September 30, 2010.

Note 8. Equity Method Investments and Available for Sale Securities

As of September 30, 2010 and December 31, 2009, the carrying value of the Company’s equity interest in publicly traded companies primarily relates to J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These investments are classified as available for sale. The market for these investments is relatively limited and the share price is volatile. On March 31, 2010, the Company restructured its investment in Rhapsody, and as a result, the Company treats its investment in Rhapsody as an equity method investment since March 31, 2010. See Note 4, Rhapsody Joint Venture, above for further discussion of the restructuring transactions. Although the carrying value of the equity method investments and available for sale securities was $37.7 million at September 30, 2010, there can be no assurance that any gain can be realized through the disposition of these shares.

Summary of investments is as follows (in thousands):

	September 30, 2010		December 31, 2009
	Cost	Carrying Value	Cost	Carrying Value
Available for sale securities	$10,765	$19,649	$10,765	$19,503
Equity method investments	29,650	18,081	500	50

Total investments	$40,415	$37,730	$11,265	$19,553

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters and Nine Months Ended September 30, 2010 and 2009

Note 9. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net
Customer relationships	$30,129	$23,320	$6,809
Developed technology	27,868	26,174	1,694
Patents, trademarks and tradenames	5,468	5,357	111
Service contracts and other	6,164	6,070	94

Total other intangible assets, September 30, 2010	$69,629	$60,921	$8,708

Total other intangible assets, December 31, 2009	$78,128	$67,478	$10,650

In the quarter ended September 30, 2010, the Company acquired Backstage Technologies Incorporated (Backstage), a social games company based in Canada, for approximately $6.0 million and identified other intangible assets associated with the acquisition of approximately $1.7 million.

Amortization expense related to other intangible assets during the quarter and nine months ended September 30, 2010 was $1.2 million and $3.7 million, respectively. Amortization expense related to other intangible assets during the quarter and nine months ended September 30, 2009 was $2.1 million and $6.6 million, respectively.

As of June 30, 2010, estimated future amortization of other intangible assets is as follows (in thousands):

2010 (remaining three months)	$1,203
2011	3,118
2012	2,591
2013	1,555
2014	170
Thereafter	71

Total	$8,708

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairment to long-lived assets during the quarters or nine months ended September 30, 2010 or 2009.

Note 10. Goodwill

Changes in goodwill are as follows (in thousands):

Balances, December 31, 2009	$—
Increases due to current year acquisitions	4,638
Effects of foreign currency translation	154

Balances, September 30, 2010	$4,792

In the quarter ended September 30, 2010, the Company acquired Backstage for approximately $6.0 million and incurred goodwill associated with the acquisition of $4.6 million.

As of September 30, 2010, the entire balance of goodwill related to the Company’s Games segment.

In accordance with SFAS 142, goodwill is required to be tested for impairment annually and also if there is an event or change in conditions that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual goodwill impairment test during its fiscal fourth quarter.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters and Nine Months Ended September 30, 2010 and 2009

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

The Company determined as part of its interim testing of impairment that the implied fair value of goodwill was zero for each of its reporting units. As a result, the Music, Technology Products and Solutions, Games, and Media Software and Services reporting units recorded impairments of $37.0 million, $50.5 million, $41.2 million and $46.8 million, respectively, during the quarter ended June 30, 2009. No impairments were recognized in either the quarter or nine months ended September 30, 2010.

Note 11. Accrued and Other Liabilities

Accrued and other liabilities consist of (in thousands):

	September 30, 2010	December 31, 2009
Royalties and other fulfillment costs	$29,251	$53,693
Employee compensation, commissions and benefits	17,028	20,077
Sales, VAT and other taxes payable	15,942	16,907
Legal fees and contingent legal fees	2,182	5,251
Other	19,828	29,006

Total	$84,231	$124,934

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

The total accrued loss of $5.0 million for estimated future losses on excess office facilities at September 30, 2010, is shown net of expected future sublease income of $0.2 million, which was committed under sublease contracts at the time of the estimate. The Company regularly evaluates the market for office space in the cities where it has operations. If the market for such space declines further in future periods, the Company may have to revise its estimates further, which may result in additional losses on excess office facilities.

A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2009	$3,228
Additional accrued loss on excess office facilities resulting from its 2010 restructuring	7,396
Less write-down of leasehold improvements	(1,552)
Less amounts paid, net of sublease income	(4,117)

Accrued loss on excess office facilities, September 30, 2010	$4,955

Less current portion	(1,203)

Accrued loss on excess office facilities, non-current portion	$3,752

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters and Nine Months Ended September 30, 2010 and 2009

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) available to common shareholders:
Net income (loss) attributable to common shareholders	$24,523	$1,520	$1,844	$(198,945)
Accretion of MTVN’s preferred return in Rhapsody	—	(925)	3,700	(2,775)

Net income (loss) available to common shareholders	$24,523	$595	$5,544	$(201,720)

Weighted average common shares outstanding used to compute basic net income (loss) per share available to common shareholders	135,619	134,793	135,302	134,531
Dilutive potential common shares:
Stock options and restricted stock	2,150	185	2,930	—

Shares used to compute diluted net income (loss) per share available to common shareholders	137,769	134,978	138,232	134,531

Basic net income (loss) per share available to common shareholders	$0.18	$0.00	$0.04	$(1.50)
Diluted net income (loss) per share available to common shareholders	$0.18	$0.00	$0.04	$(1.50)

During the quarter and nine months ended September 30, 2010, 20.5 million and 17.1 million shares of common stock, respectively, potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect. During the quarter and nine months ended September 30, 2009, 37.6 million and 38.5 million shares of common stock, respectively, potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect.

Note 14. Commitments and Contingencies

Borrowing Arrangements. The Company’s subsidiary, WiderThan, has entered into lines of credit with a Korean domestic bank with an aggregate maximum available limit of $0.9 million at interest rates of approximately 6% over the rate earned on the underlying deposits. During the quarter or nine months ended September 30, 2010, WiderThan did not draw on the line of credit and there was no balance outstanding as of September 30, 2010 or December 31, 2009.

WiderThan uses electronic promissory notes issued by a Korean domestic bank with an aggregate line of credit of up to $4.4 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets. In general, the term of the arrangement is one year, with renewal in April of each year. The arrangement may be renewed in writing by mutual agreement between WiderThan and the bank. WiderThan is not subject to any financial or other restrictive covenants under the terms of this arrangement.

WiderThan has a letter of credit of up to $1.0 million with a Korean domestic bank for importing goods, with one-year maturity (renewable every April). Borrowings under this letter of credit are collateralized by import documents and goods being imported under such documentation. To the extent that WiderThan has any outstanding balance, WiderThan is subject to standard covenants and notice requirements under the terms of this facility, such as covenants to consult with the lender prior to engaging in certain events, which include, among others, mergers and acquisitions or sale of material assets or to furnish certain financial and other information. The Company is not, however, subject to any financial covenant requirements or other restrictive covenants that restrict the Company’s ability to utilize this facility or to obtain financing elsewhere. During the quarter and nine months ended September 30, 2010, the Company did not draw on the letter of credit and there was no balance outstanding as of September 30, 2010 or December 31, 2009.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters and Nine Months Ended September 30, 2010 and 2009

WiderThan has a line of credit for payment guarantees amounting to $1.0 million from Korea CitiBank with a one year term. The arrangement may be renewed in writing by mutual agreement between the bank and WiderThan (renewable every March).

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

The Company has also been involved in a proceeding in the U.S. District Court for the Southern District of New York to determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP and subsequently issued additional rulings. After working with ASCAP to make a final determination of amounts due under the court’s rulings, the Company reached a partial agreement with ASCAP on January 12, 2009. The Company believes it has sufficiently accrued for expected royalties under the agreement, but the Company appealed some aspects of the court’s rulings that underlie the agreement, arguing that the district court had adopted an improper formula for establishing royalty rates. ASCAP also appealed the district court’s ruling, arguing that the district court should have ruled that all transmissions of content downloads constituted public performances. On September 28, 2010, the U.S. Court of Appeals for the Second Circuit issued an opinion substantially ruling in favor of the each of the Company’s positions that were on appeal. On the public performance issue, the Second Circuit ruled that delivering a download is neither a “performance” nor “public,” and therefore ASCAP is not entitled to any royalties for such downloads. The Second Circuit agreed with the Company that the formula adopted by the District Court for establishing royalties was unreasonable and unsupported, and directed the District Court to establish new rates that reflect the “varying nature and scope” of the Company’s music use. These rates are relevant to the Company’s operation of the Rhapsody music business prior to the completion of its restructuring at the end of the first quarter of 2010. The rates are also relevant to the ongoing business of Rhapsody in which the Company continues to hold an approximate 47.5% equity interest.

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

Note 15. Segment Information

As of July 1, 2010, the Company reorganized the management of its product lines and businesses in order to more efficiently develop and sell its products, and more cost effectively manage its operations. Beginning in the quarter ended September 30, 2010, the Company’s financial results reflect the new corporate reorganization with the following reporting segments: (1) Core Products, which includes financial results from existing and future software as a service offerings of ringback tones, music on demand, video on demand, storefront services and inter-carrier messaging; systems integration and professional services; Helix software and licenses for handsets; SuperPass; and the Company’s international radio subscriptions; (2) Emerging Products, which includes financial results from RealPlayer, including distribution of third-party products, advertising and other revenue, and new products and services that will be introduced over time for consumers or enterprise customers; and (3) Games, which is unchanged and includes all games-related financial

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters and Nine Months Ended September 30, 2010 and 2009

results, including game sales, subscriptions services, syndication services, advertising-supported games, and mobile and social games. In addition, the Company will continue to present financial results for its former Music segment on a historical basis only. The Music segment primarily includes financial results and operating performance of the Company’s Rhapsody joint venture, which was restructured as of March 31, 2010. As a result of the restructuring, Rhapsody’s results are no longer consolidated with the Company’s financial statements for periods after March 31, 2010. The Company now reports its share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income.”

Beginning with the third quarter of 2010, the Company also changed how it allocates corporate and shared overhead expenses. Historically, common corporate overhead expenses, including but not limited to finance, legal and headquarters facilities, were allocated to each business segment. Beginning in the quarter ended September 30, 2010, these shared expenses, as well as stock compensation costs, will be shown in the aggregate as “Corporate” expenses and will not be reflected in segment results for the business segments described in the preceding paragraph. Only direct business segment expenses, such as research and development, marketing and certain other business shared services, will be reflected in the associated business segment results. The changes in the allocation of corporate expenses are designed to help ensure that business segment results will reflect only those items that are directly attributable to that segment’s performance and that shared overhead expenses will be centrally managed to promote focus on and accountability for the overall corporate cost structure.

The Company reports three ongoing reporting segments based on factors such as how the Company manages its operations and how its Chief Operating Decision Maker reviews results. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which includes the Company’s Chief Executive Officer, Chief Financial Officer, Executive Vice President and certain Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services, geographical regions and corporate expenses for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Core Products, Emerging Products, Games, and, prior to April 1, 2010, Music segments and, therefore, the Company reports these as operating segments. The accounting policies used to derive segment results are generally the same as those described in Note 1, Summary of Business and Summary of Significant Accounting Policies.

Segment operating income (loss) for the quarter and nine months ended September 30, 2010 is as follows (in thousands):

Core Products

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue	$51,870	$58,173	$(6,303)	(11)%	$154,815	$169,211	$(14,396)	(9)%
Cost of revenue	22,230	20,250	1,980	10	58,054	58,007	47	—

Gross profit	29,640	37,923	(8,283)	(22)	96,761	111,204	(14,443)	(13)
Operating expenses	19,772	23,059	(3,287)	(14)	66,366	118,372	(52,006)	(44)

Operating income (loss)	$9,868	$14,864	$(4,996)	(34)%	$30,395	$(7,168)	$37,563	(524)%

Emerging Products

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue	$8,778	$13,835	$(5,057)	(37)%	$29,203	$32,193	$(2,990)	(9)%
Cost of revenue	1,076	1,703	(627)	(37)	5,944	5,220	724	14

Gross profit	7,702	12,132	(4,430)	(37)	23,259	26,973	(3,714)	(14)
Operating expenses	6,059	6,145	(86)	(1)	20,694	64,344	(43,650)	(68)

Operating income (loss)	$1,643	$5,987	$(4,344)	(73)%	$2,565	$(37,371)	$39,936	(107)%

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters and Nine Months Ended September 30, 2010 and 2009

Games

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue	$25,784	$29,491	$(3,707)	(13)%	$84,165	$92,088	$(7,923)	(9)%
Cost of revenue	6,279	7,598	(1,319)	(17)	21,210	24,608	(3,398)	(14)

Gross profit	19,505	21,893	(2,388)	(11)	62,955	67,480	(4,525)	(7)
Operating expenses	17,092	21,604	(4,512)	(21)	60,695	104,516	(43,821)	(42)

Operating income (loss)	$2,413	$289	$2,124	735%	$2,260	$(37,036)	$39,296	(106)%

Music

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue	$—	$38,765	$(38,765)	(100)%	$35,733	$123,270	$(87,537)	(71)%
Cost of revenue	—	23,655	(23,655)	(100)	21,864	75,708	(53,844)	(71)

Gross profit	—	15,110	(15,110)	(100)	13,869	47,562	(33,693)	(71)
Operating expenses	—	20,776	(20,776)	(100)	13,911	103,601	(89,690)	(87)

Operating income (loss)	$—	$(5,666)	$(5,666)	(100)%	$(42)	$(56,039)	$55,997	(100)%

Corporate

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue	$—	$—	$—	N/A %	$—	$—	$—	N/A %
Cost of revenue	1,125	480	645	134	1,946	1,778	168	9

Gross profit	(1,125)	(480)	(645)	134	(1,946)	(1,778)	(168)	9
Operating expenses	16,949	19,271	(2,322)	(12)	73,738	76,296	(2,558)	(3)

Operating income (loss)	$(18,074)	$(19,751)	$1,677	(8)%	$(75,684)	$(78,074)	$2,390	(3)%

The Company’s customers consist primarily of end users located in the U.S., Europe and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$46,874	$95,758	$179,775	$283,109
Europe	17,504	23,773	59,302	69,907
Rest of the World	22,054	20,733	64,839	63,746

Total net revenue	$86,432	$140,264	$303,916	$416,762

Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	September 30, 2010	December 31, 2009
United States	$45,638	$51,367
Republic of Korea	5,813	7,196
Europe	4,198	5,745
Rest of the World	2,891	3,456

Total long-lived assets	$58,540	$67,764

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters and Nine Months Ended September 30, 2010 and 2009

Net assets by geographic location are as follows (in thousands):

	September 30, 2010	December 31, 2009
United States	$349,551	$320,412
Republic of Korea	12,004	10,581
Europe	25,780	34,784
Rest of the World	11,002	10,034

Total net assets	$398,337	$375,811

Note 16. Related Party Transactions

Transactions with MTVN. As part of the initial formation of Rhapsody in 2007, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. In February 2009, RealNetworks and MTVN signed an amendment to the Rhapsody joint venture agreement which reduced the amount payable under the MTVN note to $213.8 million over the original five-year term. During the quarter and nine months ended September 30, 2009, Rhapsody received $7.4 million and $21.9 million, respectively, in cash as note payments and spent $7.9 million and $22.2 million, respectively, in advertising with MTVN. During the quarter ended March 31, 2010, Rhapsody received $1.2 million in cash as note payments and spent $1.1 million in advertising with MTVN. These amounts are included within RealNetworks’ results for the nine months ended September 30, 2010. The remainder of this marketing note was cancelled, and MTVN agreed to a $33 million marketing commitment as part of the restructuring transactions that were completed on March 31, 2010. RealNetworks no longer consolidates Rhapsody’s financial position and results, and consequently these transactions are no longer considered related party transactions. See Note 4, Rhapsody Joint Venture, for more information on the restructuring transactions.

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

Following the restructuring transactions, the Company is obligated to provide Rhapsody with a reduced amount of support services until December 31, 2010, unless earlier terminated by Rhapsody. The support services include information technology and limited operational support provided directly to Rhapsody. The amount of these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spend on providing services to Rhapsody. RealNetworks treated any income resulting from providing these support services as a reduction to the related expense in the period for which it was incurred. During the quarter and nine months ended September 30, 2010, the Company charged Rhapsody $1.1 million and $2.8 million, respectively, for the support services. These charges are included within the Related Party Receivable – Rhapsody of $0.9 million as of September 30, 2010.

Transactions with LoEn Entertainment, Inc. During the fourth quarter of 2008, the Company paid $9.9 million to acquire approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). The Company paid market price for approximately 2.8 million common shares of LoEn which are traded on the Korean Securities Dealers Automated Quotations. The Company’s investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting gains/losses recognized in equity as unrealized holding gains/losses on investment. During the quarters ended September 30, 2010, and 2009, the Company recorded revenue from LoEn of approximately $4.5 million and $3.3 million, respectively. During the nine months ended September 30, 2010, and 2009, the Company recorded revenue from LoEn of approximately $12.0 million and $9.2 million, respectively. This revenue consisted primarily of sales of application service provider services, which includes sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, RealNetworks also recorded accounts receivable of approximately $2.7 million as of September 30, 2010. Accounts payable and cost of revenue balances associated with LoEn as of and for the quarters ended September 31, 2010 and 2009 were nominal.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters and Nine Months Ended September 30, 2010 and 2009

Note 17. Income Taxes

Late in the third quarter ended September 30, 2010, the Company received a cash payment of approximately $30.0 million as the result of a refund of federal taxes the Company previously paid. The Company received the refund following an Internal Revenue Service (IRS) examination covering the periods from 2005 through 2007. The refund related primarily to allowed deductions and taxes on foreign sales associated with the Company’s 2005 antitrust settlement with Microsoft Corporation. For the quarter ended September 30, 2010, the Company recorded the cash proceeds from the refund as an income tax benefit in its statement of operations and recognized other income tax benefits related to the examination, including the reversal of contingent tax reserves.

As of September 30, 2010, and December 31, 2009, gross unrecognized tax benefits were $15.5 million and $59.8 million, respectively. The decrease in unrecognized tax benefits is the result of a release of $57.2 million due to the closure of the IRS examination described above and an increase of $12.9 million due to transfer pricing risk in foreign jurisdictions. The total amount of unrecognized tax benefits that increased the Company’s income tax benefit in the third quarter was $30.8 million. The Company does not anticipate that the total unrecognized tax benefits will significantly change within the next twelve months. The Company estimates the impact of uncertain tax positions in accordance with FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in its tax return.

The Company files numerous consolidated and separate income tax returns in the United States including federal, state and local, as well as foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for tax years before 2008 or state, local, or foreign income tax examinations for years before 1993. RealNetworks, Inc. and/or subsidiaries are under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993.

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

Overview

Our mission is to create applications and services that make it easy to manage, play and share digital media. We pioneered the development of technology for streaming digital media over the Internet and have sustained our focus on creating and delivering digital media, technology, services and content such as music, games and video to consumers around the world. We provide easy-to-use and affordable software products and services that enable consumers to discover, save, store and access their digital media on many different devices. We distribute our products and services directly to consumers and also through wireless network operators, original equipment manufacturers and other communications companies who offer these products and services to their customers.

We are primarily focused on three key businesses: (1) our software as a service (SaaS) offerings of our Core Products segment (formerly referred to as our application service provider, or ASP, offerings), (2) our RealPlayer media player software and related businesses and (3) our casual games business. During 2010, we also implemented a company-wide restructuring and simplification of our business that included a restructuring of our Rhapsody joint venture and a reorganization of our other businesses. As a result of these changes, we reduced overhead and other operating costs, discontinued certain unprofitable products and services offerings, and established new reporting segments, which are described further below. We also made significant progress on preparing our Games business for separation from the rest of our businesses. We have not yet determined the optimal structure of the separated Games business, including whether we will retain control of the business or enter into another strategic transaction involving the business. Moreover, we have concluded that identifying an appropriate separation transaction will take additional time and we are continuing to operate the Games business as a reporting segment.

As of July 1, 2010, we reorganized the management of our businesses and product lines, and as a result, our operating results beginning with the quarter ended September 30, 2010 are reported in the following reporting segments: (1) Core Products, (2) Emerging Products, and (3) Games. We will continue to present financial results from our former Music segment on a historical basis only. The Music segment primarily included the financial results and operating performance of our Rhapsody joint venture, which was restructured as of March 31, 2010. As a result of the restructuring, Rhapsody’s results are no longer consolidated with our financial statements for periods after March 31, 2010, as discussed in more detail in “Note 4. Rhapsody Joint Venture” to the Condensed Consolidated Financial Statements included within Part I, Item 1 of this report. In addition, we changed the allocation of corporate and shared overhead expenses as of July 1, 2010. Historically, we allocated common corporate overhead expenses to each business segment. Beginning in the quarter ended September 30, 2010, these shared expenses, as well as stock compensation costs, are reported in the aggregate as corporate expenses and not reflected in the financial and operating results of the business segments described above. The historical financial information presented has been adjusted to reflect the new segments and the new corporate expense presentation. More information about these new segments is included below under “Segment Operating Results.”

Consolidated results of operations for the quarter and nine months ended September 30, 2010 are as follows (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue	$86,432	$140,264	$(53,832)	(38)%	$303,916	$416,762	$(112,846)	(27)%
Cost of revenue	30,710	53,686	(22,976)	(43)	109,018	165,321	(56,303)	(34)

Gross profit	55,722	86,578	(30,856)	(36)	194,898	251,441	(56,543)	(22)
Operating expenses	59,872	90,855	(30,983)	(34)	235,404	467,129	(231,725)	(50)

Operating income (loss)	$(4,150)	$(4,277)	$127	(3)%	$(40,506)	$(215,688)	$175,182	(81)%

In the quarter and nine month periods ended September 30, 2010, total consolidated revenue decreased due to declines in revenue in our Core Products, Emerging Products and Games segments compared with the year-earlier periods, as well as the absence of revenue from our Music segment following the deconsolidation of our Rhapsody joint venture as of March 31, 2010. The deconsolidation accounted for approximately $38.8 million and $87.5 million of the decrease in revenue in the quarter and nine month periods ended September 30, 2010, respectively, and also for most of the decline in cost of revenue in both periods in 2010.

We reduced operating expenses by $31.0 million and $231.7 million in the quarter and nine months ended September 30, 2010, respectively, compared with the same periods in 2009 due in part to our ongoing restructuring activities that resulted in reduced personnel and facilities expenses, partially offset by restructuring charges and a loss on excess office facilities totaling $18.9 million in the nine months ended September 30, 2010. In addition, the deconsolidation of our Rhapsody joint venture accounted for $20.8 million, and $89.7 million of the decline in operating expenses in the quarter and nine months ended September 30, 2010, respectively. The significant reduction in operating loss for the nine months ended September 30, 2010 was due to a goodwill impairment of $175.6 million recorded in the nine months ended September 30, 2009. See “Segment Operating Results” below for more information and discussion regarding changes in the operating results for each of our reporting segments.

Late in the quarter ended September 30, 2010, we received a cash payment of approximately $30.0 million as the result of a refund of federal income taxes we previously paid. We recorded an income tax benefit of $33.9 million in our consolidated statement of operations during the quarter ended September 30, 2010, primarily due to recognition of previously unrecognized tax benefits following the completion of an Internal Revenue Service examination. The income tax benefit significantly contributed to our net income of $24.5 million for the quarter ended September 30, 2010. Cash, cash equivalents, restricted cash and short-term investments declined to $339.2 million at September 30, 2010 from $398.6 million at December 31, 2009, principally due to uses of cash related to Rhapsody, including the restructuring, and ordinary course fluctuation in working capital partially offset by receipt of the $30.0 million tax refund. See “Income Taxes” below for further explanation of the tax refund and “Liquidity and Capital Resources” below for further explanation of uses of our cash.

Segment Operating Results

Core Products

Core Products segment results of operations for the quarter and nine months ended September 30, 2010 are as follows (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue	$51,870	$58,173	$(6,303)	(11)%	$154,815	$169,211	$(14,396)	(9)%
Cost of revenue	22,230	20,250	1,980	10	58,054	58,007	47	—

Gross profit	29,640	37,923	(8,283)	(22)	96,761	111,204	(14,443)	(13)
Operating expenses	19,772	23,059	(3,287)	(14)	66,366	118,372	(52,006)	(44)

Operating income (loss)	$9,868	$14,864	$(4,996)	(34)%	$30,395	$(7,168)	$37,563	(524)%

The Core Products segment primarily generates revenue and incurs costs from the sales of SaaS services, such as ringback tones, inter-carrier messages, music on demand and video on demand, professional services and system integration services to carriers and mobile handset companies, sales of licenses of our software products such as Helix for handsets, and consumer subscriptions such as SuperPass and international radio subscriptions.

Total Core Products revenue declined in the quarter and nine months ended September 30, 2010 compared with the same periods in 2009, primarily due to reduced service revenue from our SaaS offerings of approximately $6.8 million and $10.8 million, respectively. The decline in SaaS revenue was due to several factors, including the merger of two mobile carriers, which resulted in lower average pricing for our services, lower transaction volume and the expansion of an existing customer deployment which increased revenue in the prior year. The overall decline in revenue in this segment was also due to declines in revenue from our SuperPass subscription service of approximately $0.7 million and $3.9 million during the quarter and nine months ended September 30, 2010, respectively, due primarily to a continued decrease in the number of subscribers and related revenue from the service, which we have experienced over the past several years. Also contributing to the decline in revenue in the nine months ended September 30, 2010, was a one-time benefit of approximately $2.9 million recorded in the first quarter of 2009 from the resolution of a dispute with a customer. In addition, revenue in the nine-month period ended September 30, 2009, benefited from $2.8 million of one-time professional-services projects with wireless carrier customers. The repurchase of the international radio business from Rhapsody, which included our radio subscription services, partially offset the declines during the quarter and nine month period ended September 30, 2010, by approximately $1.8 million and $3.7 million, respectively. The international radio business was previously reported in our Music segment.

Cost of revenue in the quarter and nine months ended September 30, 2010 increased in dollars and as a percent of revenue primarily due to an increase in personnel focused on delivery of our SaaS services due to an expansion of the number of customers for which we are providing services.

Operating expenses declined in the quarter ended September 30, 2010, compared with the year-earlier period primarily due to a reduction in personnel and related costs of approximately $1.6 million and a reduction of marketing expense of $1.9 million. Operating expenses declined for the nine month period ended September 30, 2010 due primarily to a $50.5 million goodwill impairment that was recognized in the quarter ended June 30, 2009, at which time we performed an interim impairment analysis of goodwill. See “Note 10. Goodwill” to the Condensed Consolidated Financial Statements included within Part I, Item 1 of this report for more information regarding the impairment of goodwill.

Emerging Products

Emerging Products segment results of operations for the quarter and nine months ended September 30, 2010 are as follows (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue	$8,778	$13,835	$(5,057)	(37)%	$29,203	$32,193	$(2,990)	(9)%
Cost of revenue	1,076	1,703	(627)	(37)	5,944	5,220	724	14

Gross profit	7,702	12,132	(4,430)	(37)	23,259	26,973	(3,714)	(14)
Operating expenses	6,059	6,145	(86)	(1)	20,694	64,344	(43,650)	(68)

Operating income (loss)	$1,643	$5,987	$(4,344)	(73)%	$2,565	$(37,371)	$39,936	(107)%

The Emerging Products segment primarily generates revenue and incurs costs from sales of the RealPlayer and its related products, such as revenue from distribution of third party software products, advertising on RealPlayer websites and sales of RealPlayerPlus software licenses to consumers. Also included within the Emerging Products segment are the costs to build and develop new product offerings for consumers and corporate customers.

Total Emerging Products revenue in the quarter and nine months ended September 30, 2010, decreased $5.1 million and $3.0 million, respectively, compared with the same periods in the prior year primarily due to decreased revenue from the distribution of third party software products of $4.2 million and $2.1 million, respectively. Revenue from the distribution of third party software products during the quarter ended September 30, 2009, included a one-time positive adjustment of approximately $1.7 million related to a renegotiation of a contract with a customer. In addition, the year-ago quarter benefited from additional revenue generated by an upgrade campaign associated with a new version of RealPlayer distributed in the third quarter of 2009.

Cost of revenue in the quarter ended September 30, 2010, decreased primarily due to lower bandwidth and customer support associated with lower revenue. Cost of revenue in the nine month period ended September 30, 2010 increased in dollars primarily due to a one time technology license royalty cost in the quarter ended June 30, 2010.

For the nine months ended September 30, 2010, operating expenses declined $43.6 million compared with the same period in the prior year, due primarily to $46.8 million of goodwill impairments that were recognized in the quarter ended June 30, 2009, at which time we performed an interim impairment analysis of goodwill. See “Note 10. Goodwill” to the Condensed Consolidated Financial Statements included within Part I, Item 1 of this report for more information regarding the impairment of goodwill.

Games

Games segment results of operations for the quarter and nine months ended September 30, 2010 are as follows (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue	$25,784	$29,491	$(3,707)	(13)%	$84,165	$92,088	$(7,923)	(9)%
Cost of revenue	6,279	7,598	(1,319)	(17)	21,210	24,608	(3,398)	(14)

Gross profit	19,505	21,893	(2,388)	(11)	62,955	67,480	(4,525)	(7)
Operating expenses	17,092	21,604	(4,512)	(21)	60,695	104,516	(43,821)	(42)

Operating income (loss)	$2,413	$289	$2,124	735%	$2,260	$(37,036)	$39,296	(106)%

The Games segment primarily generates revenue and incurs costs from the creation, distribution and sales of games licenses, online games subscription services, advertising on game sites and social network sites, games syndication services, microtransactions from online and social games and sales of mobile games.

Total Games revenue decreased for the quarter ended September 30, 2010, compared with the year-earlier periods due to declines in both number of units sold and average sales price for our games. As a result, total license revenue from the sale of games during the quarter and nine months ended September 30, 2010, declined $2.9 million and $7.1 million, respectively, compared with the year-earlier periods.

A reduction in royalty costs in proportion to lower license revenue accounted for substantially all of the declines in cost of Games revenue during the quarter and nine months ended September 30, 2010.

Operating expenses declined in the quarter and nine months ended September 30, 2010, compared with the year-earlier periods due primarily to reductions in personnel and related costs of approximately $2.1 million and $0.8 million, respectively, and reductions in professional services, facilities and marketing. Also contributing to the decline in the nine months ended September 30, 2010, was a $41.2 million goodwill impairment that was recognized in the quarter ended June 30, 2009. See “Note 10. Goodwill” to the Condensed Consolidated Financial Statements included within Part I, Item 1 of this report for more information regarding the impairment of goodwill.

Music

Music segment results of operations for the quarter and nine months ended September 30, 2010 are as follows (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenue	$—	$38,765	$(38,765)	(100)%	$35,733	$123,270	$(87,537)	(71)%
Cost of revenue	—	23,655	(23,655)	(100)	21,864	75,708	(53,844)	(71)

Gross profit	—	15,110	(15,110)	(100)	13,869	47,562	(33,693)	(71)
Operating expenses	—	20,776	(20,776)	(100)	13,911	103,601	(89,690)	(87)

Operating income (loss)	$—	$(5,666)	$(5,666)	(100)%	$(42)	$(56,039)	$55,997	(100)%

On March 31, 2010, we completed the restructuring of Rhapsody, which resulted in our ownership of Rhapsody’s outstanding equity decreasing to approximately 47.5% and the loss of our operating control over Rhapsody. Since the restructuring was completed on the last day of the quarter ended March 31, 2010, our revenue for the first quarter includes results from Rhapsody’s operations. Beginning with the quarter ended June 30, 2010, Rhapsody’s revenue and other operating results are no longer consolidated within our financial statements and we are not recording any operating or other financial results for our Music segment. We now report our share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income.”

In prior periods, the Music segment revenue and costs as reported in RealNetworks’ financial statements primarily reflected sales of digital music content through Rhapsody’s MP3 music store, the Rhapsody and international radio subscription services, and advertising on Rhapsody’s music websites. Included within operating expenses during the nine months ended September 30, 2009, was a $37.0 million goodwill impairment. See “Note 10. Goodwill” to the Condensed Consolidated Financial Statements included within Part I, Item 1 of this report for more information regarding the impairment of goodwill.

Corporate

Corporate segment results of operations for the quarter and nine months ended September 30, 2010 are as follows (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$Change	% Change
Revenue	$—	$—	$—	N/A %	$—	$—	$—	N/A %
Cost of revenue	1,125	480	645	134	1,946	1,778	168	9

Gross profit	(1,125)	(480)	(645)	134	(1,946)	(1,778)	(168)	9
Operating expenses	16,949	19,271	(2,322)	(12)	73,738	76,296	(2,558)	(3)

Operating income (loss)	$(18,074)	$(19,751)	$1,677	(8)%	$(75,684)	$(78,074)	$2,390	(3)%

Our Corporate segment includes shared corporate overhead expenses consisting primarily of general and administrative salaries and related personnel costs, cost of our corporate headquarters facility, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs.

The decreases in operating expenses for the quarter and nine months ended September 30, 2010, were due in part to our cost savings efforts in 2010, which included reductions in personnel and facilities costs in our corporate headquarters in Seattle as well as other offices in Europe and Asia. Reductions in personnel and related costs accounted for approximately $2.5 million and $9.1 million of the decreases in the quarter and nine months ended September 30, 2010, respectively. Also contributing to the decline in the nine months ended September 30, 2010 was a reduction in legal and other professional services expenses of approximately $10.1 million. The declines in operating expenses in the nine months ended September 30, 2010 were partially offset by restructuring charges related to personnel reductions of $9.8 million and an estimated loss on excess office facilities and a write-down of leasehold improvements of approximately $7.4 million.

Geographic Revenue

Revenue by geographic region is as follows (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
United States	$46,874	$95,758	$(48,884)	(51)%	$179,775	$283,109	$(103,334)	(36)%
Europe	17,504	23,773	(6,269)	(26)	59,302	69,907	(10,605)	(15)
Rest of world	22,054	20,733	1,321	6	64,839	63,746	1,093	2

Total net revenue	$86,432	$140,264	$(53,832)	(38)%	$303,916	$416,762	$(112,846)	(27)%

During the quarter and nine months ended September 30, 2010, revenue in the U.S. declined $48.9 million and $103.3 million, respectively, compared with the year-earlier periods. The decreases resulted primarily from the loss of revenue of $36.2 million and $81.6 million for the quarter and nine months ended September 30, 2010, respectively, from the deconsolidation of Rhapsody, which generated its revenue primarily in the United States. The decline for the quarter ended September 30, 2010 was also due to reductions in revenue generated from our SaaS offerings of $6.0 million, a decrease in revenue from the distribution of third party products of $2.9 million and lower sales of games of approximately $2.3 million. The decline for the nine months ended September 30, 2010 was also due to reductions in revenue generated from our SaaS offerings of $11.6 million, lower games sales of $6.6 million, and lower SuperPass revenue of approximately $3.6 million. See the section “Segment Operating Results” above for further discussion of these changes.

During the quarter and nine months ended September 30, 2010, revenue in Europe declined $6.3 million and $10.6 million, respectively. The decrease for the quarter was due primarily to a decline in technology licensing of $1.8 million, lower games revenue of $1.7 million and a decline in revenue from the distribution of third party products of $0.8 million. The decline for the nine months ended September 30, 2010 was due to a decline in technology licensing of $6.6 million, a decline in revenue from the distribution of third party products of $1.1 million and lower games revenue of $1.5 million. See the section “Segment Operating Results” above for further discussion of these changes.

During the quarter and nine months ended September 30, 2010, revenue in rest of world increased $1.3 million and $1.1 million, respectively. The increases during the quarter and nine months ended September 30, 2010, were primarily due to an increase in technology licensing revenue. No other factor contributed materially to the change during the periods. See the section “Segment Operating Results” above for further discussion of these changes.

License Fees and Service Revenue

We also present our revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
License fees	$15,584	$23,621	$(8,037)	(34)%	$56,400	$74,189	$(17,789)	(24)%
Service revenue	70,848	116,643	(45,795)	(39)	247,516	342,573	(95,057)	(28)

Total net revenue	$86,432	$140,264	$(53,832)	(38)%	$303,916	$416,762	$(112,846)	(27)%

License Fees. License fees primarily include revenue from sales of content such as game licenses, sales of our licenses of our system software products such as Helix for handsets, sales of premium versions of our RealPlayer and related products, and messaging gateways to mobile carriers. Prior to March 31, 2010, license fees also include the sales from digital music tracks from our Music segment. License fees include revenue from all of our reporting segments.

License fees decreased $8.0 million and $17.8 million during the quarter and nine months ended September 30, 2010, respectively, compared with the year-earlier periods. The deconsolidation of our Music segment contributed $4.8 million and $11.7 million to the overall decrease in the quarter and nine months ended September 30, 2010, respectively. Total license revenue from the sale of games during the quarter and nine months ended September 30, 2010 declined $3.1 million and $7.4 million, respectively, compared with the year-earlier periods. See the section “Segment Operating Results” above for further discussion of these changes.

Service Revenue. Service revenue primarily includes revenue from sales of digital media subscription services such as SuperPass, GamePass and FunPass, sales of SaaS services as described in the section “Segment Operating Results - Core Products”, distribution of third party software, and advertising. Prior to March 31, 2010, service fees also included the sales of the Rhapsody music subscription service from our Music segment. Service revenue includes revenue from all of our reporting segments.

Service fees decreased $45.8 million and $95.1 million during the quarter and nine months ended September 30, 2010, respectively, compared with the year-earlier periods. The deconsolidation of our Music segment contributed $34.0 million and $75.8 million to the overall decrease in the quarter and nine months ended September 30, 2010, respectively. Also contributing to the decline during the quarter and nine months ended September 30, 2010 was reduced service revenue from our SaaS offerings within our Core Products segment of approximately $6.8 million and $10.8 million, respectively. In addition, approximately $4.8 million and $2.7 million of the service revenue declines during the quarter and nine months ended September 30, 2010, respectively, were due to decreases in revenue from advertising and the distribution of third party products within our Emerging Products segment compared with the year-earlier periods. See the section “Segment Operating Results” above for further discussion of these changes.

Cost of License Fees and Service Revenue

We also present our cost of revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
License fees	$3,650	$8,113	$(4,463)	(55)%	$16,867	$27,228	$(10,361)	(38)%
Service revenue	27,060	45,573	(18,513)	(41)	92,151	138,093	(45,942)	(33)

Total net revenue	$30,710	$53,686	$(22,976)	(43)%	$109,018	$165,321	$(56,303)	(34)%

Cost of License Fees. Cost of license fees includes royalties paid on sales of games, amounts paid for licensed technology, amortization of acquired technology, and music royalties paid in periods prior to March 31, 2010.

Cost of license fees decreased $4.5 million and $10.4 million during the quarter and nine months ended September 30, 2010, respectively, compared with the year-earlier periods. The deconsolidation of our Music segment contributed $3.2 million and $8.8 million to the overall decrease in the quarter and nine months ended September 30, 2010, respectively. Cost of license revenue from the sale of games during the quarter and nine months ended September 30, 2010, declined $1.1 million and $2.4 million, respectively, compared with the year-earlier periods. See the section “Segment Operating Results” above for further discussion of these changes.

Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings, cost of in-house and contract personnel providing support, amortization of acquired technology, fees for consulting services, and royalties and expenses incurred in providing our SaaS hosting services and cost of content for our Rhapsody service for periods prior to March 31, 2010. Content costs are expensed over the period the content is available to our subscription services customers.

Cost of service revenue decreased $18.5 million and $45.9 million during the quarter and nine months ended September 30, 2010, respectively, compared with the year-earlier periods. The deconsolidation of our Music segment contributed $20.4 million and $45.1 million to the overall decrease in the quarter and nine months ended September 30, 2010, respectively. Partially offsetting the decline in cost of service revenue was increased costs from our SaaS offerings within our Core Products segment of approximately $2.1 million and $3.6 million for the quarter and nine months ended September 30, 2010, respectively. See the section “Segment Operating Results” above for further discussion of these changes.

Consolidated Operating Expenses

Consolidated operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, restructuring and related charges, impairments of goodwill and losses on excess office facilities. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Operating expenses and changes are as follows (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Research and development	$19,517	$29,425	$(9,908)	(34)%	$81,775	$86,907	$(5,132)	(6)%
Sales and marketing	26,321	39,573	(13,252)	(33)	91,530	125,531	(34,001)	(27)
Advertising with related party	—	7,941	(7,941)	(100)	1,065	22,229	(21,164)	(95)
General and administrative	12,640	13,039	(399)	(3)	42,151	55,208	(13,057)	(24)
Impairment of goodwill	—	—	—	n/a	—	175,583	(175,583)	(100)
Restructuring and other charges	1,080	877	203	23	11,487	1,671	9,816	587
Loss on excess office facilities	314	—	314	n/a	7,396	—	7,396	n/a

Total consolidated operating expenses	$59,872	$90,855	$(30,983)	(34)%	$235,404	$467,129	$(231,725)	(50)%

The removal of Rhapsody’s operating expenses from our consolidated financial results beginning April 1, 2010, contributed approximately $2.6 million and $6.1 million of the decline in research and development expenses during the quarter and nine months ended September 30, 2010, respectively. Also contributing to the declines in research and development expenses during the quarter and nine months ended September 30, was a decrease in personnel and related costs of approximately $5.8 million and $3.4 million, respectively.

The decreases in sales and marketing expenses in the quarter and nine months ended September 30, 2010, were primarily a result of the removal of Rhapsody’s operating expenses from our consolidated financial results, beginning April, 1, 2010. Sales and Marketing expenses directly related to the deconsolidation of our Rhapsody joint venture in the quarter and nine months ended September 30, 2010, were $9.3 million and $22.9 million, respectively, compared with the year-earlier periods. Also contributing to the decline during the quarter and nine months ended September 30, 2010, were lower expenses from our continued restructuring efforts, including a decrease in sales and marketing personnel and related costs of approximately $1.3 million and $5.3 million, respectively, as well as savings of $2.5 million and $5.0 million, respectively, from the reduction of marketing services expenses.

All of the costs associated with advertising with related party are included within our Music segment. See “Segment Operating Results” above for further discussion of these changes.

The decrease in general and administrative expenses for the nine months ended September 30, 2010 was primarily due to a reduction in personnel and related costs of $4.7 million and lower professional services expenses of $5.9 million related primarily to litigation defense costs.

During the quarter ended June 30, 2009, we concluded that the implied fair value of goodwill was zero for each of our reporting units and we recorded impairments totaling $175.6 million.

Restructuring and other charges consist of costs associated with the realignment and reorganization of our operations and primarily include separation costs for employees, including severance, and other benefit costs as well as the impairment of certain long-lived assets. During the quarter and nine months ended September 30, 2010, we recorded $1.1 million and $11.5 million, respectively, in restructuring charges as part of our efforts to simplify and restructure our business. During the quarter and nine months ended September 30, 2009, we recorded approximately $0.9 million and $1.7 million, respectively, in restructuring charges.

As part of our efforts to reorganize our business and operational structure, including the recent restructuring of Rhapsody, we reduced the use of our current office space in our headquarters in Seattle, as well as other offices in Europe and Asia. For the quarter and nine months ended September 30, 2010, the estimated loss on excess office facilities including the write-down of leasehold improvements was approximately $0.3 million and $7.4 million, respectively. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. Although we believe our estimates are reasonable, additional adjustments may result if our actual experience differs from our projections.

Other Income (Expenses), Net

Other income, net consists primarily of: interest income on our cash, cash equivalents, and short-term investments, which are net of interest expense from amortization of offering costs related to our convertible debt and equity in net loss of investments. Other income, net and quarter-over-quarter changes are as follows (dollars in thousands):

	Quarters Ended September 30,			Nine Months Ended September 30,
	2010	Change	2009	2010	Change	2009
Interest income, net	$1,074	(14)%	$1,253	$2,005	(37)%	$3,190
Equity in net loss of Rhapsody and other equity method investments	(6,142)	n/m	(273)	(11,569)	n/m	(1,197)
Gain (loss) on sale of equity investments, net	—	(100)	604	(50)	(106)	809
Gain on deconsolidation of Rhapsody	—	n/a	—	10,929	n/a	—
Other income (expense), net	(206)	(77)	(888)	887	84	482

Other income, net	$(5,274)	n/m %	$696	$2,202	(5)%	$2,320

Other income (expense), net decreased during the quarter ended September 30, 2010, due primarily to the equity loss recorded from our investment in Rhapsody. Since March 31, 2010, we have not held a controlling interest in Rhapsody and we no longer consolidate Rhapsody’s results with our own. We account for our ownership interest in Rhapsody as an equity method investment. Rhapsody’s financial position as of March 31, 2010 and our operating results beginning April 1, 2010 are no longer consolidated with our consolidated financial statements.

Income Taxes

During the quarters ended September 30, 2010 and 2009, we recognized income tax benefit of $33.9 million and income tax expense of $0.7 million, respectively, related to U.S. and foreign income taxes. The decrease in income tax expense and the change in income tax expense as a percentage of pre-tax loss during the quarter ended September 30, 2010, was largely the result of a reduction in unrecognized tax benefits. During the nine months ended September 30, 2010 and 2009, we recognized income tax benefit of $37.2 million and income tax expense of $3.4 million, respectively, related to U.S. and foreign income taxes. The decrease in income tax expense and the change in income tax expense as a percentage of pre-tax loss was largely the result of the restructuring of Rhapsody and partial release of valuation allowance on foreign net operating losses, which occurred in the quarter ended March 31, 2010, and the reduction of unrecognized tax benefits in the third quarter ended September 30, 2010.

Late in the quarter ended September 30, 2010, we received a cash payment of approximately $30.0 million as the result of a refund of federal taxes we had previously paid. We received the refund following an IRS examination covering the periods from 2005 through 2007. The refund related primarily to allowed deductions and taxes on foreign sales associated with our 2005 antitrust settlement with Microsoft Corporation. For the quarter ended September 30, 2010, we recorded the cash proceeds from the refund as an income tax benefit in our statement of operations and recognized other income tax benefits related to the examination, including the reversal of contingent tax reserves.

As of September 30, 2010, and December 31, 2009, gross unrecognized tax benefits were $15.5 million and $59.8 million, respectively. The decrease in unrecognized tax benefits is the result of a release of $57.2 million due to the closure of the IRS examination described above and an increase of $12.9 million due to transfer pricing risk in foreign jurisdictions. The total amount of unrecognized tax benefits that increased our income tax benefit in the third quarter was $30.8 million. We do not anticipate that the total unrecognized tax benefits will significantly change within the next twelve months. We estimate the impact of uncertain tax positions in accordance with FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in our tax return.

We file numerous consolidated and separate income tax returns in the United States including federal, state, local as well as foreign jurisdictions. With few exceptions, we are no longer subject to United States federal income tax examinations for tax years before 2008 or state, local, or foreign income tax examinations for years before 1993. RealNetworks, Inc. and /or subsidiaries are under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993.

Recent Accounting Pronouncements

See “Note 2 Recent Accounting Pronouncements” to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding recent accounting pronouncements.

Liquidity and Capital Resources

The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	September 30, 2010	December 31, 2009
Working capital	$276,587	$278,198
Cash, cash equivalents, and short-term investments	329,225	384,900
Restricted cash	10,000	13,700

Cash, cash equivalents, and short-term investments decreased from December 31, 2009, primarily due to $18.0 million in cash paid to Rhapsody in connection with the restructuring of our investment, $30.4 million in cash used to pay Rhapsody-related payables, capital expenditures of $11.4 million, and payment of the settlement obligation and related legal expenses of $5.5 million relating to the RealDVD litigation that was accrued in the quarter ended December 31, 2009, and $5.8 million, net of cash purchased, paid in connection with the acquisition of Backstage Technologies Incorporated (Backstage), a social games company based in Canada. These reductions were partially offset by the $30.0 million tax refund received in the quarter ended September 30, 2010.

The following summarizes cash flows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Cash used in operating activities	$(36,478)	$(16,492)
Cash used in investing activities	(32,066)	(45,367)
Cash provided by financing activities	2,639	27,740

Cash used in operating activities consisted of net loss adjusted for certain non-cash items including depreciation, amortization, impairment charges, stock-based compensation, deferred income taxes, gain on the deconsolidation of the Rhapsody joint venture, and the effect of changes in certain operating assets and liabilities, net of acquisitions and disposals.

Cash used in operating activities in the nine months ended September 30, 2010, was $36.5 million and consisted of net loss of $1.1 million, adjustments for cash provided by non-cash items of $37.5 million and cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions and disposals, of $72.9 million. Adjustments for cash provided by non-cash items primarily consisted of $19.0 million of depreciation and amortization expense, $10.3 million of stock-based compensation, $6.1 million of accrued loss on excess office facilities, $11.6 million of equity in the net loss of Rhapsody and other equity investments, and $1.0 million for amounts accrued relating to restructuring expenses incurred during the quarter, partially offset by $10.9 million of gain related to the deconsolidation of the Rhapsody joint venture.

Changes in certain operating assets and liabilities, net of acquisitions, in the nine months ended September 30, 2010 primarily consisted of uses of cash from the decrease in accrued and other liabilities of $67.0 million. These decreases were related to reductions in accrued royalties and other fulfillment costs as well as a reduction in amounts payable to MTVN for related party advertising incurred during the quarter ended March 31, 2010 as compared to the quarter ended December 31, 2009. Also contributing to the decline was the payment of the legal settlement and related legal expenses attributable to the RealDVD litigation of $5.5 million that was accrued for in the quarter ended December 31, 2009.

Cash used in operating activities in the nine months ended September 30, 2009, was $16.5 million and consisted of a net loss of $216.8 million, adjustments for cash provided by non-cash items of $211.5 million and cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions, of $11.2 million. Adjustments for cash provided by non-cash items primarily consisted of $175.6 million of impairments of goodwill, $22.9 million of depreciation and amortization expense and $15.5 million of stock-based compensation, partially offset by $3.8 million for payments made related to our restructuring and other charges, which were accrued for in the fourth quarter of 2008.

Changes in certain operating assets and liabilities, net of acquisitions, in the nine months ended September 30, 2009 primarily consisted of uses of cash from the decrease in accrued and other liabilities of $18.9 million primarily related to reductions in accrued royalties and other fulfillment costs as well as a reduction in amounts payable to MTVN for related party advertising incurred during the quarter ended September 30, 2009 as compared to the quarter ended December 31, 2008. These uses of cash were partially offset by a decrease in accounts receivable of $4.4 million related to the timing of customer collections.

In the nine months ended September 30, 2010, investing activities used cash primarily for payments made in connection with the restructuring of Rhapsody of $18.0 million, purchases of equipment, software, and leasehold improvements of $11.4 million, as well as the $5.8 million payment of acquisition costs for Backstage, net of cash acquired. These uses of cash were partially offset by the repayment of temporary funding upon the deconsolidation of Rhapsody of approximately $5.9 million. Purchases, net of sales and maturities, of short-term investments used cash of $6.5 million during 2010. In the nine months ended September 30, 2009, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $11.4 million, and acquisition costs of $3.3 million from the last payment of accrued anniversary and performance payments relating to the acquisition of Zylom. Purchases, net of sales and maturities, of short-term investments used cash of $30.7 million during 2009.

Financing activities in the nine months ended September 30, 2010 provided cash from the proceeds of sales of common stock under employee stock purchase plans and the exercise of stock options of $1.4 million as well as payments received from the MTVN marketing note for our Rhapsody joint venture of $1.2 million in 2010 and $21.9 million in 2009. We also received an additional $5.0 million from MTVN as a capital contribution to our Rhapsody joint venture in the nine months ended September 30, 2010.

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

A continued downturn in the economy could result in lower interest income in future periods due to a continued decline in interest rates. There also continues to be an elevated risk that we may not be able to access cash balances held in U.S. or foreign financial institutions or that deposits held in financial institutions may be rendered worthless due to the nationalization or failure of such financial institutions, or that severe market conditions return causing an increased inability to sell the securities and the institutional money market funds we hold as short-term investments. These risks and the potential impact of these risks on our financial condition and results of operations are discussed further below in “Risk Factors.” If any of these risks are realized, we may experience a material adverse impact on our financial condition and results of operations in future periods.

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

In our direct to consumer business, we derive revenue through (1) subscriptions of SuperPass within our Core Products segment and subscriptions sold by our Games segment, (2) sales of content downloads, software and licenses offered by the Company’s Core Products, Emerging Products and Games segments and (3) the sale of advertising and the distribution of third-party products on our websites by our Emerging Products and Games segments. Prior to April 1, 2010, our direct to consumer business also included the products and services offered by our Music segment, which were primarily sold by our Rhapsody joint venture. Beginning in the quarter ended June 30, 2010, revenue from our Rhapsody joint venture is no longer consolidated within our financial statements and we are no longer recording any operating or other financial results for the former Music segment.

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

We also generate revenue through business-to-business channels by providing services within our Core Products segment enabling wireless carriers to deliver audio and video content to their customers and by selling software licenses and products and related support and other services.

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

Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity and the substantial portion of our short-term investments mature within one year of purchase, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended September 30, 2010. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at September 30, 2010, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $0.1 million.

Investment Risk. As of September 30, 2010, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarters ended September 30, 2010 and 2009, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.

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

Foreign currency transaction gains and losses were not material for the quarters or nine months ended September 30, 2010 and 2009.

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

(b) Changes in Internal Controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A majority of the revenue that we generate in our Core Products business segment is dependent upon our relationship with a few customers, including SK Telecom and Verizon; any deterioration of these relationships could materially harm our business.

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

Our businesses face substantial competitive and other challenges that may prevent us from being successful in, and negatively impact future growth in, those businesses.

Many of our current and potential competitors in our businesses have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. To effectively compete in the markets for our products and services, we may experience the following consequences, any of which would adversely affect our operating results and the trading price of our stock:

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

In addition, we face the following competitive risks relating to our businesses:

Our SuperPass subscription service faces competition from a broad variety of entertainment sources, including traditional media outlets and emerging Internet media sources. We expect this competition to continue to be intense as the market and business models for Internet video content mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets or technologies to promote or distribute their offerings successfully. Our RealPlayer software services compete with alternative streaming media playback technologies and audio and video formats including Microsoft Windows Media Player and Adobe Flash and their related file formats, each of which has obtained very broad market penetration. In addition, our overall ability to sell subscription services depends in part on the use of RealNetworks’ formats on the Internet, and declines in the use of our formats have and are expected to continue to negatively affect our subscription revenue and increase costs of obtaining new subscribers. If we are unable to compete successfully, including through the introduction of compelling new products and services, our SuperPass and RealPlayer businesses could continue to decline.

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

The trading price for our common stock has been volatile, ranging from $2.59 to $5.41 per share during the 52-week period ended September 30, 2010. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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

Our ongoing restructuring efforts may not yield the anticipated benefits to our shareholders or may otherwise not be successful.

We have been restructuring the operating and overhead costs of, and taking other measure to simplify, our business and operations. We have never before pursued initiatives to this extent and there is no assurance that our efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses. Restructuring activities may also include implementing cost-cutting initiatives and recording non-cash charges, which could materially impact our operating results and financial condition. In addition, we may not be able to reduce some of our fixed operating costs in the short-term which could adversely impact our ability to generate a profit in future periods and result in other adverse consequences on our financial condition. If we do not effectively re-align the cost structure of our remaining businesses or otherwise execute effectively on our strategic plans, our stock price may be adversely affected, and we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.

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

At our 2010 annual meeting of shareholders, Mr. Glaser withheld votes of his shares of our common stock with respect to the election of four of our directors, including three of our incumbent directors and Robert Kimball, our CEO and President. Although these four directors were re-elected, none of them received approval of a majority of the votes cast. The stock ownership of Mr. Glaser and his affiliates may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of RealNetworks, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3.	Default Upon Senior Securities

None

Item 4.	Removed and Reserved

Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Bylaws of RealNetworks, Inc. effective July 23, 2010 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2010)

10.1†	Separation and Release Agreement between RealNetworks, Inc. and John Barbour dated August 9, 2010

10.2†	Form of MBO Plan Document under the RealNetworks, Inc. 2010 Executive Compensation Program

31.1	Certification of Robert Kimball, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Kimball, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive compensation plan or agreement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2010.

REALNETWORKS, INC.

By:	/S/ MICHAEL EGGERS
Michael Eggers
Title:	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws of RealNetworks, Inc. effective July 23, 2010 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2010)

10.1†	Separation and Release Agreement between RealNetworks, Inc. and John Barbour dated August 9, 2010

10.2†	Form of MBO Plan Document under the RealNetworks, Inc. 2010 Executive Compensation Program

31.1	Certification of Robert Kimball, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert Kimball, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive compensation plan or agreement