Form 10-K
period 2010-12-31
REALNETWORKS INC
filed 2011-03-16
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $278,119,195 on June 30, 2010, based on the closing price of the Common Stock on that date, as reported on the Nasdaq Global Select Market.(1)

The number of shares of the registrant’s Common Stock outstanding as of March 14, 2011 was 136,360,266.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference the information required by Part III of this Annual Report from its Proxy Statement relating to its 2011 Annual Meeting of Shareholders, to be filed within 120 days after the end of its fiscal year ended December 31, 2010.

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

•	our intention to separate our Games business;

•	the expected benefits and other consequences from restructuring Rhapsody and from our other strategic initiatives;

•	our expected introduction of new products and services across our businesses, including Unifi, a personal media cloud service we intend to launch in 2011;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact our businesses;

•	the continuation and expected nature of certain customer relationships;

•	impacts of competition and certain customer relationships on the future financial performance and growth of our businesses;

•	the effects of U.S. and foreign income and other taxes on our business, prospects, financial condition or results of operations; and

•	the effect of economic and market conditions on our business, prospects, financial condition or results of operations.

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

Overview

RealNetworks creates innovative applications and services that make it easy to connect with and enjoy digital media. We intend to capitalize on the growth of mobile devices and computing by creating applications and services that simplify the way people connect with, use and enjoy their media in a mobile, multi-screen world that embraces a variety of technology and devices. We provide the digital media services and applications we create to consumers, mobile carriers and other businesses.

Consumers use our services and software to find, purchase, store, organize, play and manage music, games and video. Our consumer products and services include RealPlayer, a widely distributed media player; casual games for play on the Internet and social media sites and for purchase on personal computers and mobile phones; and SuperPass, a subscription service that provides access to a wide variety of digital media. In 2011 we will be launching Unifi, a personal Web-based service, that operates as a universal library for users of digital content, enabling consumers to organize, access and share their digital media from their Internet-connected devices. Network service providers, such as mobile carriers, use our products and services to create and deliver digital media and messaging services, such as ringback tones, music-on-demand, video-on-demand and intercarrier messaging, for their subscribers.

During 2010, we implemented a significant restructuring of our business. As part of these activities, effective March 31, 2010, we completed a restructuring of our Rhapsody joint venture, which we formed in 2007 with MTV Networks, a division of Viacom International Inc (MTVN). In connection with the restructuring, Rhapsody was converted from a limited liability company to a corporation, and our equity ownership in Rhapsody was reduced from 51% to approximately 47%. Because we no longer control Rhapsody following the restructuring, beginning April 1, 2010, Rhapsody’s operating results are no longer consolidated with our consolidated financial statements.

As of July 1, 2010, we also reorganized the management of our businesses and product lines. Due to this reorganization, beginning with the third quarter of 2010, we manage our business and report segment revenue and profit (loss) in three segments: (1) Core Products, (2) Emerging Products and (3) Games. See additional information regarding these reporting segments under “Segments” below. We also report financial results from our former Music segment, which primarily includes financial results and operating performance of our Rhapsody joint venture, on a historical basis only. In addition, we report common corporate overhead expenses, including but not limited to finance, legal, headquarters facilities and stock compensation costs, in the aggregate as Corporate results. To be consistent with the new segments, we have reclassified corresponding items of segment information for prior periods, as set forth elsewhere in this report. During 2010, we also implemented other significant internal restructuring measures, including reductions in personnel and facilities and the discontinuance or de-emphasis of certain unprofitable products and services offerings, which together contributed to a significant reduction of our operating costs compared with the year ended December 31, 2009.

We have expressed our intent to separate our casual games business from the rest of our businesses and, during the year, we continued to make progress on that separation. No timetable has been set for the separation and we have not determined the optimal structure of the separated Games business, including whether we will retain control of the business or enter into a strategic transaction involving the business. In the meantime, we have focused our Games strategy on building our social games capabilities as well as stabilizing and building our online subscription and advertising-supported games businesses.

We were incorporated in 1994 in the State of Washington. Our common stock is listed on the Nasdaq Global Select Market under the symbol “RNWK.”

Segments

Core Products

Core Products, our largest segment by revenue, consists of the digital media services we provide to network service providers as software as a service (SaaS) offerings, sales of our Helix software used by enterprises to stream digital media, sales of Helix technology licenses for mobile handsets that allow playback of digital media, software integration and professional services provided to mobile carriers around the world as well as our SuperPass subscription service offering.

SaaS.    We develop and provide a variety of SaaS services including ring-back tone (RBT), music-on-demand (MOD), video-on-demand (VOD) and messaging services principally sold to mobile carriers. Our Saas services generated the most revenue within our Core Products segment in 2010. In connection with our SaaS services, we also offer e-commerce services, including business intelligence, subscriber management and billing for our carrier customers. We have created a converged platform that allows us to operate both the technology for delivering digital media services and e-commerce storefront and editorial services functions for our customers. Our carrier customer base includes more than 90 mobile carriers worldwide in 2010.

Our RBT services enable callers to hear music instead of the traditional electronic ringing sound while waiting for the person they have called to answer. The RBT subscriber chooses the music heard by the subscriber’s callers. Our RBT services enable subscribers to select from a variety of ringback content, including music, pre-recorded messages by celebrities and sound effects. Carriers generally offer our RBT service to their subscribers through monthly subscriptions or on a per-tone basis. In return for providing, operating and managing the RBT service for carrier customers, we generally enter into revenue-sharing arrangements based on monthly subscription fees, content download fees or a combination of such fees paid by subscribers.

Our MOD services allow carriers to offer their subscribers a wide range of songs for downloading or streaming to PCs, mobile phones and portable audio players. Users typically pay carriers for MOD service through monthly subscriptions or on a per-download basis, and we generally receive from the carriers a combination of a monthly fixed fee, a percentage of monthly subscription fees and a percentage of content download fees for providing the service.

Our VOD services allow carriers to offer their subscribers a wide range of videos by downloading or streaming to video-enabled mobile phones that are equipped with approved digital rights management systems. Users typically pay for VOD services through monthly subscriptions and content download fees paid to the carriers, and we generally receive a combination of a monthly fixed fee, a percentage of monthly subscription fees and a percentage of content download fees for providing the service.

Our inter-carrier messaging (ICM) service routes and delivers short messaging service (SMS) messages between wireless carriers within the U.S. and internationally under the brand name Metcalf. We provide this service to carriers in partnership with Syniverse Holdings, Inc. The ICM service allows subscribers with any text-message capable handset to send and receive text messages to and from subscribers on other carrier networks. We earn revenue from this service from fees paid by the carriers based on the number of messages handled for them through the ICM service, subject to our revenue-sharing arrangement with Syniverse.

Software licensing.    Our Helix server software allows companies and institutions to broadcast live and on-demand audio, video and other multimedia programming to large numbers of simultaneous users over the Internet. Carriers, media companies and other enterprises typically pay upfront fees for either a perpetual or term-based license plus annual fees for upgrades and support.

In addition, we have created enhanced versions of our media player and Helix server products for wireless applications and other devices, and we license them to a variety of mobile network operators and handset manufacturers on a worldwide basis. We have entered into agreements with companies including Motorola, Nokia, Qualcomm, and Sony Ericsson, to preinstall our mobile media player software on mobile phones.

Professional services and systems integration.    We provide professional services and specialized technical support to customize and integrate our technology with our customers’ existing systems and technology. In recent years we have reduced our focus on our systems integration business because it has lower margins and does not generate recurring revenue. However, revenue from this business has been a significant contributor to Core Products revenue in the fourth quarter of each year for the past five years.

SuperPass.    SuperPass is a subscription service that provides consumers with access to a broad range of digital entertainment content for a monthly fee. In addition, our SuperPass subscription service includes exclusive live video feeds from the CBS television network’s Big Brother program and a monthly allowance for games and music downloads.

Emerging Products

Our emerging products business consists of RealPlayer and new products and services in development, including Unifi, which we began developing in 2010 and will be launching in 2011. In 2010, nearly all revenue in the segment was derived from product and services related to the RealPlayer.

RealPlayer.    Our RealPlayer media player software includes features and services that enable consumers to discover, play, download, manage and edit digital video. Consumers can also use RealPlayer to stream audio and video, save CDs to their personal digital music libraries, burn CDs and transfer their audio and video content to portable devices. With the latest versions of our RealPlayer software, consumers can download and save their photos and web videos from thousands of websites, and transfer their photos and video content to and from portable devices. Consumers can also easily share photos and video links with their contacts on social networks and edit their own video content. RealPlayer is available to consumers as a free download from our Real.com and RealPlayer.com websites. A premium version of RealPlayer, which is available for purchase, includes enhanced functionality for creating CDs and DVDs, enhanced playback controls and additional media library features. We monetize RealPlayer primarily with revenue derived from sales of the premium version, and from distributing third-party software products, such as the Google toolbar and Google Chrome, to consumers who wish to download additional applications when downloading our software products.

In recent years, our RealPlayer strategy has focused on providing consumers with tools to manage their digital media content in a variety of formats across devices rather than creating a unique streaming platform and depending upon the adoption and use of the RealPlayer file format. As a result, RealPlayer’s video downloading tools, for example, work on nearly any platform and play nearly all major digital media formats.

Unifi. Unifi is a personal media cloud service we will launch in 2011. This service will allow consumers to easily organize and access all of their personal digital media from any network-enabled device by automatically cataloging the photos, music and videos stored on users’ devices and through their social network and other third party service accounts. We plan to distribute this service by leveraging our worldwide user base established through our RealPlayer and casual games offerings as well as our relationships with our carrier customers.

Games

We own and operate a large casual games service, offering casual games via digital downloads, online subscription play, third-party portals, social networks and mobile devices. Casual games typically have simple graphics, rules and controls and are quick-to-learn. Casual games include board, card, puzzle, word and hidden-object games.

We develop, publish, license and distribute casual games. We have a large and diverse portfolio of original games developed by our in-house game studios, games developed by us from content we license from other intellectual property holders, and games licensed to us by third parties that we distribute to our customers. We also partner with external game developers who develop games for us on an outsourced basis, which gives those developers access to our large distribution network in exchange for distribution rights to their games. We distribute games principally in North America, Europe and Latin America through our GameHouse, Zylom and Atrativa websites and through websites owned or managed by third parties.

PC and Mobile Games.    Consumers can play and purchase games from our catalog of online and downloadable PC games. We typically introduce new games by offering a free trial before purchase on an individual basis or as part of one of our subscription services. In addition to revenue from sales of games and subscriptions, we generate revenue from display advertising that is shown to consumers during online play. We have also adapted our games for play on more than 2,000 mobile handsets and launched several games for play on smartphones, including the iPhone.

Social Games.    Game play on social networks is among the fastest growing trends in game play, and we have increased our focus on this segment. In 2010, we began developing and launched Fusion, a gaming platform that introduces social elements to game play to increase interactions and competition among players, such as leaderboards, cross-device play, microtransactions and chatrooms. In addition, we acquired a small social games company that we expect will help us develop, monetize and optimize social games and social game play experiences. We offer several of our casual games, including licensed brands UNO and Collapse, on Facebook and other social network platforms. We monetize social games largely through sales of advertising and microtransactions.

Music

Following the restructuring of our Rhapsody joint venture, we no longer operate our former Music business. Rhapsody continues to provide products and services that enable consumers to have unlimited access to digital music content anytime from a variety of devices. The Rhapsody subscription service offers conditional downloads and on-demand streaming services through unlimited access to a catalog of millions of music tracks. Rhapsody also operates an MP3 music store, where consumers can purchase and permanently download individual digital music tracks. Rhapsody generates revenue in the U.S. primarily through subscriptions to its music services, and sales of tracks and advertising.

Research and Development

We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental technology, and strengthening our technological expertise in all our businesses. During the years ended December 31, 2010, 2009 and 2008, we expended 25%, 21% and 19%, respectively, of our revenue on research and development activities.

Customers and Seasonality

Our customers include consumers and businesses located throughout the world. Sales to customers outside the U.S., primarily in Asia and Europe, were 43%, 33% and 33% of our revenue during the years ended December 31, 2010, 2009 and 2008, respectively. No one customer accounted for more than 10% of our total revenue during the years ended December 31, 2010, 2009 and 2008.

We experience seasonality in our business, particularly with respect to the fourth quarter of our fiscal year. Our consumer businesses, which include advertising revenue, make up a large percentage of our revenue, and the fourth quarter has traditionally been the seasonally strongest quarter for Internet advertising. In addition, our Core Products business typically has a concentration of system sales, deployment, and professional services revenue in the fourth quarter.

Sales, Marketing and Distribution

Our marketing programs are aimed at increasing brand awareness of our products and services and stimulating demand. We use a variety of methods to market our products and services, including paid search advertising, affiliate marketing programs, advertising in print, electronic and other online media, direct mail and email offers to qualified potential and existing customers, and providing product specific information through our websites. We also cross-market products and services offered by some of our businesses through the RealPlayer and Games marketing and distribution channels. We also have subsidiaries and offices in several countries that market and sell our products outside the U.S.

Our products and services are marketed through direct and indirect channels. We use public relations, trade shows, events and speaking opportunities to market our products and services. We also use a variety of online channels, including social media, to promote and sell our products and services directly.

Core Products.    Our Core Products sales, marketing and business development team works closely with many of our enterprise, infrastructure, wireless, broadband and media customers to identify new business opportunities for our entertainment applications, services and systems. Through ongoing communications with the product and marketing divisions of our customers, we tailor our SaaS offerings to their strategic needs and the needs of their subscribers. A large network of distributors including hardware server companies, content aggregators, Internet service providers and other resellers, provide end users access to our Helix streaming technology.

Emerging Products.    We market and sell our RealPlayer services directly through our own websites such as Real.com and GameHouse.com, as well as indirectly through affiliate partnerships. We also have a global sales force that generates advertising revenue from our websites and free consumer applications such as RealPlayer.

Games.    Our games are marketed directly from our websites and through third-party distribution channels, such as broadband service providers, search engines, online portals, mobile phone application stores, major social networks and content publishers.

Customer Support

Customer support is integral to the provision of nearly all of our consumer products and services. Consumers who purchase and use our consumer software products and services, including games and RealPlayer Plus, can get assistance via the Internet, email or telephone, depending on the product or service. For most of our consumer products, we contract with third-party outsource support vendors to provide the primary staffing for our first-tier customer support globally. We also provide various support service options for our business customers and for software developers using our software products and associated services. Support service options include hotline telephone support, online support services, and on-site support personnel covering technical and business-related support topics.

Competition

The market for software and services for digital media delivery over the Internet and wireless networks is intensely competitive. Many of our current and potential competitors have longer operating histories, greater name recognition or brand awareness, more employees or significantly greater resources than we do.

Core Products

SaaS.    We compete with a large and diverse number of domestic and international companies in our SaaS business, and each of our SaaS offerings tends to face competitors specific to that product or service. The market for the SaaS services we offer has become increasingly competitive due in part to the proliferation of smartphones that has resulted in the introduction of a number of services and applications that are made available to consumers with no dependency on mobile carriers. We compete largely based on time-to-market, feature sets, ease of use, operational expertise, our ability to offer an integrated suite of entertainment services, customer care and price. Many of our SaaS services require a high degree of integration with carrier or service provider networks and thus require a high degree of operational expertise. In addition, our ability to enhance services with new features as the digital entertainment market evolves is critical to our competitive position, as is our knowledge of the consumer environment to which these services are targeted.

Software Licensing.    We believe that the primary competitive factors in the digital-media delivery and licensing market include the quality, reliability, price and licensing terms of the overall media delivery solution, ubiquitous and easy consumer accessibility to media playback capability, broad distribution and use of products, and the ability to license and support popular and emerging media formats for digital media delivery. Our competitors in the market for digital media servers, players, encoders, digital rights management, codecs and other technology and services related to digital distribution of media include Adobe, Apple and Microsoft.

SuperPass.    Our SuperPass subscription service faces competition from a large number of existing competitive alternatives and other emerging services and technologies. We face significant competition from emerging Internet media sources and established companies entering into the Internet media content market as well as broadband Internet service providers, many of which provide similar or alternative services for free or bundle these types of services with other offerings. In addition, our overall ability to sell SuperPass depends in part on the use of our formats on the Internet, which has declined in recent periods, and access to premium content on commercially acceptable terms.

Emerging Products

RealPlayer.    We expect competition for media player users to continue to be intense as the markets and business models for Internet video content mature and more competitors enter these markets. RealPlayer competes with alternative streaming media playback technologies such as Microsoft Windows Media Player and Adobe Flash and their related file formats, each of which has obtained very broad market penetration. Our video and photo transfer services within RealPlayer compete primarily on the basis of the quality and perceived value of the content and services we provide and on the effectiveness of our distribution network and marketing programs.

Games

Our Games business competes with a variety of distributors, publishers and developers of casual games for the PC and mobile platforms and for social networks. We compete in this market primarily on the basis of the quality and convenience of our services, the reach and quality of our distribution and the quality and breadth of our game catalog. In addition, the market for casual games has become increasingly price competitive in recent years. Our in-house content development studios compete with other developers and publishers of downloadable PC and mobile games. Our studios compete based on our ability to develop and publish high quality games that resonate with consumers, our effectiveness at building our brands, our ability to license and execute digital games based on popular third-party intellectual properties like Monopoly, Scrabble and UNO, and our ability to secure broad distribution relationships with major social networks and mobile carriers. Our family of websites serving the PC casual games market competes with other high volume distribution channels for downloadable, online and social games including Yahoo! Games, MSN Gamezone, Pogo.com, Big Fish Games, PopCap Games, Inc., and Amazon.com.

Intellectual Property

As of December 31, 2010, we had 86 U.S. patents, 72 South Korean patents, 37 patents in other countries and more than 200 pending patent applications worldwide relating to various aspects of our technology. We are continuously preparing additional patent applications on other current and anticipated features of our technology in various jurisdictions across the world. As of December 31, 2010, we had 52 registered U.S. trademarks or service marks, 30 registered South Korea trademarks or service marks, and had applications pending for several more trademark or service marks in various jurisdictions across the world. We also have several unregistered trademarks. Many of our marks begin with the word “Real” (such as RealPlayer). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

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

Employees

At December 31, 2010, we had 1,319 full-time employees and 209 part-time and contingent employees, of which 827 were based in the Americas, 457 were based in Asia, and 244 were based in Europe. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Position on Charitable Responsibility

In periods where we achieve profitability, we intend to donate 5% of our net income to charitable organizations, which will reduce our net income for those periods. The non-profit RealNetworks Foundation manages a substantial portion of our charitable giving efforts. We attempt to encourage employee giving by using a portion of our intended contribution to match charitable donations made by employees.

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

Executive Officers of the Registrant

The table below lists the executive officers of RealNetworks as of March 1, 2011.

Name	Age	Position
Robert Kimball	47	President, Chief Executive Officer and Director
Michael Eggers	39	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Tracy D. Daw	45	Chief Legal Officer and Corporate Secretary
Matt Hulett	40	Senior Vice President, Games Division
Michael Lunsford	43	Executive Vice President, Music, Media and Technology Solutions
Henry (Hank) Skorny	46	Senior Vice President and Chief Strategy Officer

ROBERT KIMBALL has served as President and Chief Executive Officer of RealNetworks since July 2010, and served as President and Acting Chief Executive Officer from January 2010 to July 2010. Mr. Kimball has also served as a director of RealNetworks since January 2010. Mr. Kimball joined RealNetworks in 1999 and has held various positions including Executive Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary from January 2009 to January 2010 and Senior Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary from January 2005 to January 2009. Mr. Kimball holds a B.A. with distinction from the University of Michigan and a J.D., magna cum laude, from the University of Michigan Law School.

MICHAEL EGGERS has served as Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks since February 2006. Mr. Eggers served as Vice President of Finance from September 2003 to February 2006. Mr. Eggers joined RealNetworks in 1997 as the Manager of Financial Reporting and has held various positions leading to his appointment as Vice President of Finance. Prior to RealNetworks, Mr. Eggers was employed by KPMG LLP in the audit practice division. Mr. Eggers holds a B.A., magna cum laude, in Business Administration with a concentration in accounting from the University of Washington.

TRACY D. DAW has served as Chief Legal Officer of RealNetworks since September 2010 and as Corporate Secretary since January 2010. Mr. Daw joined RealNetworks in 2000 and has held various positions with the Company, including Vice President, Corporate Development and Deputy General Counsel from January 2007 to September 2010 and Vice President, Corporate Development and Associate General Counsel from May 2006 to January 2007. Prior to joining RealNetworks, Mr. Daw was a partner in the law firm of Sidley & Austin in Chicago, Illinois. Mr. Daw holds a B.S. from Cornell University and a J.D. from the University of Michigan Law School.

MATT HULETT has served as the Senior Vice President of the Games Division of RealNetworks since July 2010 and served as Chief Revenue Officer of the Games Division from August 2009 to July 2010. From June 2006 to August 2009, Mr. Hulett was the Chairman and Chief Executive Officer of Mpire Corporation, a company engaged in online advertising optimization, and continues to serve as its Executive Chairman. From 2001 to 2005, Mr. Hulett was the President of the corporate travel division of Expedia, Inc., an online travel company. From 1999 to 2001, Mr. Hulett was President of Atom Entertainment, Inc., an online entertainment company. Mr. Hulett holds a B.A. degree in Marketing, Information Systems from the University of Washington.

MICHAEL LUNSFORD has served as an Executive Vice President, Music, Media and Technology Solutions of RealNetworks since June 2010. Mr. Lunsford joined RealNetworks in 2008 and served as Executive Vice President, Technology Products and Solutions and Media Software and Services from January 2010 to June 2010 and Executive Vice President, Strategic Ventures from June 2008 to January 2010. From 1999 to December 2007, Mr. Lunsford was employed by Earthlink, Incorporated, a provider of communications services, serving as Executive Vice President from June 2007 to December 2007, as interim President and Chief Executive Officer from November 2006 to June 2007, as Executive Vice President and President, Access and Voice from September 2005 to November 2006, and as Executive Vice President, Marketing and Products from 2004 to September 2005. Mr. Lunsford holds an A.B. in Economics and an M.B.A. from the University of North Carolina.

HANK SKORNY has served as the Senior Vice President and Chief Strategy Officer of RealNetworks since January 2011. Mr. Skorny joined RealNetworks as a strategic advisor in January 2009 and served as Senior Vice President, Media Cloud Computing and Services from October 2009 to January 2011. From May 2007 to December 2008, Mr. Skorny was involved in various private investment and consulting activities for mobile technology companies. From 2005 to April 2007, Mr. Skorny served as President, Chief Executive Officer and director of Thumbspeed Inc., a developer and publisher of mobile applications that was acquired by OZ Communications Inc. in April 2007. Mr. Skorny served as Executive Vice President of OZ Communications Inc., a developer of mobile Internet solutions, from April 2007 to March 2008. From 2004 to 2005, Mr. Skorny served as Vice President of Product Management and Marketing of Infospace Mobile, Inc., a developer of mobile media and search applications and services. Mr. Skorny serves as Chairman of the Board of Directors of ZipWhip, Inc., a company engaged in the development of Internet messaging technology. Mr. Skorny studied at Drexel University.

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

We need to successfully introduce new products and services to grow our businesses.

Our business is dependent upon the introduction of new products and services, which is subject to a number of risks. The process of developing new, and enhancing existing, products and services is complex, costly and uncertain. Providing products and services that are attractive and useful to subscribers and consumers is in part subject to unpredictable and volatile factors beyond our control, including end-user preferences and competing products and services. Any failure by us to timely respond to or accurately anticipate consumers’ changing needs and emerging technological trends could significantly harm our current market share or result in the loss of market opportunities. In addition, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect consumer demand for our products and services, which may result in no return or a loss on our investments. Furthermore, new products and services may be subject to legal challenge. Responding to these potential claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop distributing or selling, or to redesign our products or services, or to pay damages. If we do not successfully introduce new products and services, our operating results may be materially harmed.

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

We derive a material portion of our revenue from our SaaS offerings we provide to carriers. Many of our SaaS contracts with carriers provide for revenue sharing arrangements, but we have little control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Because most of our carrier customer contracts are nonexclusive, it is possible that our mobile carrier customers could purchase similar services from third parties and cease to use our services in the future. As a result, our revenue derived under these agreements could be substantially reduced depending on the pricing and usage decisions of our carrier customers. In addition, some of our SaaS contracts require us to incur significant set-up costs prior to the launch of services with a carrier customer. These costs, particularly if combined with significant or sustained declines in revenue from our SaaS contracts, could result in impairments of deferred project costs in future periods, which would negatively impact our results of operations.

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

Finally, certain of our carrier contracts obligate us to indemnify the carrier customer for certain liabilities and losses incurred by them, including liabilities resulting from third party claims for damages that arise out of the use of our technology. These indemnification terms provide us with certain procedural safeguards, including the right to control the defense of the indemnified party. Pursuant to these indemnifications obligations, we have agreed to control the defense on behalf of two of our carrier customers related to a pending patent infringement proceeding, and we are vigorously defending them. This pending proceeding or future claims against which we may be obligated to defend our carrier customers could result in payments that could materially harm our operating results.

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

Many of our current and potential competitors in our businesses have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. To effectively compete in the markets for our products and services, we may experience the following consequences, any of which would adversely affect our operating results and the trading price of our stock:

•	reduced prices or margins,

•	loss of current and potential customers, or partners and potential partners who provide content we distribute to our customers,

•	changes to our products, services, technologies, licenses or business practices or strategies,

•	lengthened sales cycles,

•	industry-wide changes in content distribution to customers,

•	pressure to prematurely release products or product enhancements, or

•	degradation in our stature or reputation in the market.

In addition, we face the following competitive risks relating to our businesses:

Our SuperPass subscription service faces competition from a broad variety of entertainment sources, including traditional media outlets and emerging Internet media sources. We expect this competition to continue to be intense as the market and business models for Internet video content mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets or technologies to promote or distribute their offerings successfully. Our RealPlayer software services compete with alternative streaming media playback technologies and audio and video formats including Microsoft Windows Media Player and Adobe Flash and their related file formats, each of which has obtained very broad market penetration. In addition, our overall ability to sell subscription services depends in part on the use of RealNetworks’ formats on the Internet, and declines in the use of our formats have negatively affected, and are expected to continue to negatively affect, our subscription revenue and increase costs of obtaining new subscribers. If we are unable to compete successfully, including through the introduction of compelling new products and services, our SuperPass and RealPlayer businesses could continue to decline.

Our RealArcade, GameHouse, Zylom and Atrativa branded services compete with other online aggregators and distributors of online, downloadable and social casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our Games business also competes with many other smaller companies that may be able to adjust to market conditions, including responding effectively to the growing popularity of casual games on social networks, faster than us. We also face increasing price competition in the casual games market, and some of our competitors may compete on price more aggressively than us. We expect competition to intensify in this market from these and other competitors, and no assurance can be made that we will be able to achieve growth in our revenue. Our development studios compete primarily with other developers of online, downloadable, mobile and social casual PC games and must continue to develop popular and high-quality game titles and to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including social networks, to maintain our competitive position and help grow our Games business.

We may not be successful in maintaining and growing our distribution of digital media products.

Maintaining and growing the distribution of digital media products through our websites and our other distribution channels is important to our future prospects, including future growth through the introduction of new products and services distributed through these channels. We cannot predict whether consumers will continue to download and use our digital media products consistent with past usage, which may reduce our ability to generate revenue from those products as well as result in lower than expected adoption of newly introduced products and services. Our inability to maintain continued high volume distribution of our digital media products could also hold back the growth and development of related revenue streams from these market segments, including the distribution of third-party products and sales of our subscription services, and therefore could harm our business and our prospects. Our revenue from the distribution of third-party products will also be negatively impacted if those products are not widely downloaded by consumers, including due to the relative market saturation of such products. In addition, our revenue from the distribution of third party products is currently significantly dependent on a single customer contract. If that contract is not renewed or terminated and cannot be replaced by another similar customer contract, our financial results would be harmed.

Our operating results are difficult to predict and may fluctuate, which may contribute to volatility in our stock price.

The trading price for our common stock has been volatile, ranging from $2.59 to $5.41 per share during the 52-week period ended December 31, 2010. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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

Continued loss of revenue from some of our subscription services may harm our operating results.

Our operating results could be adversely impacted by the loss of subscription revenue. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared with competitive service offerings (including Internet piracy), or because customer service issues are not satisfactorily resolved. Revenue from our SuperPass subscription service has declined in recent periods due in part to our focus on other products and services we offer, and we expect this trend to continue. For the subscription services we offer, we must continue to obtain compelling digital media content for our video and games services in order to maintain and increase usage and overall customer satisfaction for these products. If we cannot obtain content for our subscription services on commercially reasonable terms, we may not offer the content to our consumers, which could negatively impact our operating results.

Government regulation of the Internet is evolving, and unfavorable developments could have an adverse affect on our operating results.

We are subject to regulations and laws specific to the marketing, sale and delivery of goods and services over the Internet. These laws and regulations cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply or will be enforced with respect to the Internet. Moreover, as Internet commerce continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. The adoption of any laws or regulations that adversely affect our ability to market, sell, and deliver our products and services could decrease demand for our service offerings, resulting in lower revenue. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs or other costs of doing business and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

Uncertainty and adverse conditions in the economy could have a material adverse impact on our business, financial condition and results of operations.

Weaknesses in the national and global economy has resulted in recent years in a decline in overall consumer and corporate spending, declines in consumer and corporate access to credit, fluctuations in foreign exchange rates, declines in the value of assets and increased liquidity risks, all of which could materially impact our business, financial condition and results of operations. We provide digital entertainment services to consumers directly and indirectly through our carrier customers. Consumers may consider the purchase of our products and services to be a discretionary expenditure. As a result, consumers considering whether to purchase our products or services may be influenced by macroeconomic factors that affect consumer spending such as unemployment, conditions in the residential real estate and mortgage markets and access to credit when making a determination whether to commence, continue, or stop subscribing to or otherwise purchasing our products and services. In addition, businesses may reduce their advertising spending during adverse macroeconomic conditions, which would negatively impact the revenue we generate through sales of advertising on our websites and other properties. We have recorded impairments to our assets in 2008 and 2009 due in part to weakness in the global economy, and if there is a sustained period of significant weakness or uncertainty in the global economy, we may need to record additional impairments to our assets in future periods. If any of these risks are realized, we may experience a material adverse impact on our financial condition and results of operations.

Our restructuring efforts may not yield the anticipated benefits to our shareholders.

We have been restructuring the operating and overhead costs of, and taking other measures to simplify, our business and operations. We have never before pursued initiatives to this extent and there is no assurance that our efforts will be successful. Our business and operations may be harmed to the extent there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy for our businesses. Our restructuring activities have included implementing cost-cutting initiatives, which could materially impact our ability to compete in future periods. If we have not effectively re-aligned the cost structure of our remaining businesses or otherwise do not execute effectively on our strategic plans, our stock price may be adversely affected, and we and our shareholders will not realize the anticipated financial, operational and other benefits from such initiatives.

The restructuring of Rhapsody may not yield the anticipated benefits to us or to Rhapsody.

On March 31, 2010, we completed the restructuring transactions of our digital audio music service joint venture, Rhapsody America LLC (Rhapsody). As a result of the restructuring, we no longer have operational control over Rhapsody, and beginning April 1, 2010, Rhapsody’s operating performance is no longer consolidated with our consolidated financial statements. We believe the restructuring will provide Rhapsody with the financial, intellectual property and other key assets and the operational flexibility to compete more effectively in the digital music market. Rhapsody’s inability to operate and compete effectively as an independent company could adversely impact its financial condition and results of operations, which in turn would materially impact our reported net income (loss) in future periods. In addition, Rhapsody has generated losses since its inception, and the new structure may not alter this trend. If Rhapsody continues to incur losses, or if it otherwise experiences a significant decline in its business, we may incur a loss on our investment, which would have a material adverse effect on our financial condition and results of operations.

Given the current proportion of the outstanding equity of Rhapsody that we hold, we anticipate that we will need to receive Rhapsody’s unaudited quarterly financial statements in order to timely prepare our quarterly consolidated financial statements and also to report certain of Rhapsody’s financial results, as may be required, in our quarterly reports on Form 10-Q. In addition, we may be required to include Rhapsody’s annual audited financial statements in our annual report on Form 10-K in future periods. As we no longer exert operational control over Rhapsody, we cannot guarantee that Rhapsody will deliver its financial statements to us in a timely manner, or at all, or that the unaudited financial statement information provided by Rhapsody will not contain inaccuracies that are material to our reported results. Any failure to timely obtain Rhapsody’s quarterly financial statements or to include its audited financial statements in our future annual reports on Form 10-K, if required, could cause our reports to be filed in an untimely manner, which would preclude us from utilizing certain registration statements and could negatively impact our stock price.

We depend upon our executive officers and key personnel, but may be unable to attract and retain them, which could significantly harm our business and results of operations.

Our success depends on the continued employment of certain executive officers and key employees. In January 2010, Rob Glaser, our founder and the only Chief Executive Officer in our history, resigned as Chief Executive Officer. Although Mr. Glaser remains the Chairman of our Board of Directors, we have experienced our first transition at the Chief Executive Officer level. We cannot provide assurance that we will effectively manage this transition, particularly in light of our restructuring initiatives, which may impact our ability to retain our remaining key executive officers. The loss of the services of our key executive officers or employees could harm our business.

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

From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. Currently we are investigating or litigating a variety of such pending claims, some of which are described in “Note 16, Commitments and Contingencies” to Consolidated Financial Statements included in Part II, Item 8 of this report.

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

Our international operations involve risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language, and cultural differences, local economic conditions, different or conflicting laws and regulations, taxes, and exchange rate fluctuations. The functional currency of our foreign subsidiaries is the local currency of the country in which each subsidiary operates. We translate our subsidiaries’ revenues into U.S. dollars in our financial statements, and continued volatility in foreign exchange rates, particularly if the U.S. dollar strengthens against the euro or the Korean won, may result in lower reported revenue or net assets in future periods. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements. If we do not effectively manage any of the risks inherent in running our international businesses, our operating results and financial condition could be harmed.

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

Government regulation of the Internet and e-commerce is evolving, and changes in regulations that increase the taxes on the services we provide could materially harm our business and operating results.

As Internet commerce continues to evolve, increasing taxation by state, local or foreign tax authorities becomes more likely. For example, taxation of electronically delivered products and services or other charges imposed by government agencies may also be imposed. We believe we collect transactional taxes and are compliant and current in all jurisdictions where we believe we have a collection obligation for transaction taxes. Any regulation imposing greater taxes or other fees for products and services could result in a decline in the sale of products and services and the viability of those products and services, harming our business and operating results. A successful assertion by one or more states or foreign tax authorities that we should collect and remit sales or other taxes on the sale of our products or services could result in substantial liability for past sales.

In those countries where we have taxable presence, we collect value added tax, or VAT, on sales of “electronically supplied services” provided to European Union residents. The collection and remittance of VAT subjects us to additional currency fluctuation risks.

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

Our Chairman of the Board beneficially owns more than 38% of our stock, which gives him significant control over certain major decisions on which our shareholders may vote or may discourage an acquisition of us, and any significant sales of stock by our Chairman could have a negative effect on our stock price.

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

At our 2010 annual meeting of shareholders, Mr. Glaser withheld votes of his shares of our common stock with respect to the election of four of our directors, including three of our incumbent directors and Robert Kimball, our President and Chief Executive Officer. Although these four directors were re-elected, none of them received approval of a majority of the votes cast. The stock ownership of Mr. Glaser and his affiliates may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of RealNetworks, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

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

We lease properties primarily in the following locations that are utilized by all of our business segments, unless otherwise noted below, to house our research and development, sales and marketing, and general and administrative personnel:

Location	Area leased (sq. feet)	Lease expiration
Seattle, Washington	264,000	September 2014, with an option to renew for two five-year periods
Seoul, Republic of Korea(1)	62,000	October 2011
Reston, Virginia(1)	35,000	September 2012

(1)	This facility is utilized only by our Core Products segment.

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

	Years Ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	$5.41	$3.60	$3.84	$1.97
Second Quarter	4.95	3.15	3.12	2.23
Third Quarter	3.74	2.59	4.14	2.53
Fourth Quarter	4.31	2.93	4.48	3.21

As of January 31, 2011, there were approximately 662 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders. We have not paid any cash dividends. Payment of dividends in the future will depend on our continued earnings, financial condition and other factors.

Set forth below is a graph comparing the cumulative total return to shareholders on our common stock with the cumulative total return of the Nasdaq Composite Index and the Dow Jones U.S. Technology Index for the period beginning on December 31, 2005 and ended on December 31, 2010.

Comparison of 5 Year Cumulative Total Return Among RealNetworks, Inc.,

the NASDAQ Composite Index and the Dow Jones U.S. Technology Index

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
RealNetworks, Inc.	$100	$140.98	$78.48	$45.49	$47.81	$54.12
NASDAQ Composite Index	$100	$111.74	$124.67	$73.77	$107.12	$125.93
Dow Jones U.S. Technology Index	$100	$110.10	$127.38	$72.78	$119.70	$134.76

The total return on our common stock and each index assumes the value of each investment was $100 on December 31, 2005, and that all dividends were reinvested, although dividends have not been declared on our common stock. Return information is historical and not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$401,733	$562,264	$604,810	$567,620	$395,261
Cost of revenue	144,723	222,142	233,244	213,491	124,108
Impairment of deferred costs and prepaid royalties	—	—	19,666	—	—

Gross profit	257,010	340,122	351,900	354,129	271,153

Operating expenses:
Research and development	100,955	119,448	113,680	102,731	77,386
Sales and marketing	118,543	165,856	211,922	209,412	165,602
Advertising with related party	1,065	33,292	44,213	24,360	—
General and administrative	51,217	79,164	69,981	67,326	57,332
Impairment of goodwill and long-lived assets	—	175,583	192,676	—	—
Restructuring and other charges	12,361	4,017	6,833	3,748	—
Loss on excess office facilities	7,396	—	—	—	738

Subtotal operating expenses	291,537	577,360	639,305	407,577	301,058
Antitrust litigation (benefit) expenses, net	—	—	—	(60,747)	(220,410)

Total operating expenses (benefit)	291,537	577,360	639,305	346,830	80,648

Operating income (loss)	(34,527)	(237,238)	(287,405)	7,299	190,505
Other income, net	204	(2,470)	27,800	48,688	37,248

Income (loss) before income taxes	(34,323)	(239,708)	(259,605)	55,987	227,753
Income taxes	36,451	(3,321)	(25,828)	(27,456)	(82,537)

Net income (loss)	2,128	(243,029)	(285,433)	28,531	145,216
Net loss attributable to the noncontrolling interest in Rhapsody	2,910	26,265	41,555	19,784	—

Net income (loss) attributable to common shareholders	$5,038	$(216,764)	$(243,878)	$48,315	$145,216

Basic net income (loss) per share available to common shareholders	$0.06	$(1.64)	$(1.74)	$0.32	$0.90
Diluted net income (loss) per share available to common shareholders	$0.06	$(1.64)	$(1.74)	$0.29	$0.81
Shares used to compute basic net income (loss) per share available to common shareholders	135,577	134,612	140,432	151,665	160,973
Shares used to compute diluted net income (loss) per share available to common shareholders	136,053	134,612	140,432	166,410	179,281

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$334,321	$384,900	$370,734	$556,629	$678,920
Working capital	286,315	278,198	266,990	351,066	584,125
Other intangible assets, net	6,952	10,650	18,727	107,677	105,109
Goodwill	4,960	—	175,264	353,153	309,122
Total assets	565,442	606,883	789,013	1,275,442	1,303,416
Convertible debt	—	—	—	100,000	100,000
Shareholders’ equity	412,745	375,811	553,558	875,104	969,766

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We create innovative applications and services that make it easy to connect with and enjoy digital media. We pioneered the development of technology for streaming digital media over the Internet and have sustained our focus on creating and delivering digital media, technology, services and content such as music, games and video to consumers around the world. We distribute our products and services directly to consumers and also through mobile carriers, original equipment manufacturers and other communications companies who offer these products and services to their customers.

We are primarily focused on three key businesses: (1) our software as a service (SaaS) offerings of our Core Products segment (formerly referred to as our application service provider, or ASP, offerings), (2) our RealPlayer media player software and related businesses and (3) our casual games business. During 2010, we implemented a company-wide restructuring and simplification of our business that included a restructuring of our Rhapsody joint venture and a reorganization of our other businesses. As a result of these changes, we reduced overhead and other operating costs, discontinued certain unprofitable products and services offerings, and established new reporting segments, which are described further below. We have expressed our intent to separate our casual games business from the rest of our businesses and, during the year, we continued to make progress on that separation. No timetable has been set for the separation and we have not determined the optimal structure of the separated Games business, including whether we will retain control of the business or enter into another strategic transaction involving the business. In the meantime, we have focused our Games strategy on building our social games capabilities and revenue and stabilizing and building our online subscription and advertising-supported games businesses.

As of July 1, 2010, we reorganized the management of our businesses and product lines, and as a result, our operating results beginning with the third quarter of 2010 are reported in the following reporting segments: (1) Core Products, (2) Emerging Products, and (3) Games. We will continue to present financial results from our former Music segment on a historical basis only. The Music segment primarily included the financial results and operating performance of our Rhapsody joint venture, which was restructured as of March 31, 2010. As a result of the restructuring, Rhapsody’s results are no longer consolidated with our financial statements for periods after March 31, 2010, as discussed in more detail in “Note 3. Rhapsody Joint Venture” to the Consolidated Financial Statements included within Part II, Item 8 of this report. In addition, we changed the allocation of corporate and shared overhead expenses as of July 1, 2010. Historically, we allocated common corporate overhead expenses to each business segment. Beginning in the third quarter of 2010, these shared expenses, as well as stock compensation costs, are reported in the aggregate as corporate expenses and not reflected in the financial and operating results of the business segments described above. The historical financial information presented has been adjusted to reflect the new segments and the new corporate expense presentation. More information about these new segments is included below under “Segment Reporting.”

Summary of Results for the years ended December 31, 2010, 2009 and 2008

Consolidated results of operations for the years ended December 31, 2010, 2009 and 2008 are as follows (dollars in thousands):

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
Total revenue	$401,733	$562,264	$604,810	$(160,531)	(29)%	$(42,546)	(7)%
Cost of revenue	144,723	222,142	233,244	(77,419)	(35)%	(11,102)	(5)%
Impairment of deferred costs and prepaid royalties	—	—	19,666	—	—	(19,666)	(100)%

Gross profit	257,010	340,122	351,900	(83,112)	(24)%	(11,778)	(3)%
Gross margin	64%	60%	58%	4%		2%
Total operating expenses	291,537	577,360	639,305	(285,823)	(50)%	(61,945)	(10)%

Operating loss	$(34,527)	$(237,238)	$(287,405)	$202,711	85%	$50,167	17%

2010 compared with 2009

Revenue decreased by $160.5 million, or 29%, primarily due to the deconsolidation of Rhapsody on March 31, 2010, and declines in our Core Products and Games segments. Operating expenses improved due to a $175.6 million impairment of goodwill in 2009, lower expenses of $78.1 million associated with the deconsolidation of Rhapsody and cost reduction initiatives as part of our restructuring efforts in 2010.

2009 compared with 2008

Revenue decreased by $42.5 million, or 7%, primarily due to declines in the Core Products and Games segments. Operating loss improved due to an impairment of deferred costs and prepaid royalties of $19.7 million in 2008 resulting in an improvement in gross margins from 58% in 2008, to 60% in 2009. Also contributing to the improvement in operating loss were lower operating expenses of $61.9 million due to lower personnel and related costs of $18.7 million, reduced marketing expenses of $19.7 million and lower impairment expenses of $17.1 million.

Segment Reporting

Core Products

The Core Products segment primarily generates revenue and incurs costs from the sales of SaaS services, such as ringback tones, inter-carrier messages, music on demand and video on demand, professional services and system integration services to carriers and mobile handset companies, sales of licenses of our software products such as Helix for handsets, and consumer subscriptions such as SuperPass and international radio subscriptions. Core Products segment results of operations for the years ended December 31, 2010, 2009 and 2008 are as follows (dollars in thousands):

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
Total revenue	$212,845	$233,365	$262,681	$(20,520)	(9)%	$(29,316)	(11)%
Cost of revenue	83,733	81,774	93,784	1,959	2%	(12,010)	(13)%
Impairment of deferred costs and prepaid royalties	—	—	10,837	—	—	(10,837)	(100)%

Gross profit	129,112	151,591	158,060	(22,479)	(15)%	(6,469)	(4)%
Gross margin	61%	65%	60%	(4)%		5%
Total operating expenses	86,217	138,502	260,728	(52,285)	(38)%	(122,226)	(47)%

Operating income (loss)	$42,895	$13,089	$(102,668)	$29,806	228%	$115,757	113%

2010 compared with 2009

Revenue decreased by $20.5 million, or 9%. SaaS revenue decreased by $14.6 million primarily due to the merger of certain carrier customers resulting in lower overall contract prices with these customers as well as a loss of total subscribers under management. In addition, revenue from system integration, a business that we have de-emphasized since 2008, decreased by $3.5 million.

Gross margin decreased primarily due to lower SaaS contract prices mentioned above, which had no corresponding decreases in cost of revenue. Operating expenses decreased by $52.3 million primarily due to impairments of long lived assets and goodwill of $50.5 million in 2009, with no similar impairments in 2010.

2009 compared with 2008

Revenue decreased by $29.3 million, or 11%. Consumer subscription revenue declined by $14.2 million primarily due to fewer subscribers to our SuperPass service as we continue to focus our marketing efforts on other products and services we offer that we believe have greater long term potential. In addition, we recorded lower revenue from our SaaS offerings of approximately $8.7 million and lower revenue from our Helix system licenses of approximately $7.5 million. These declines reflect the increase in the value of the U.S. dollar against the Korean won that negatively affected Core Products revenue in 2009 by approximately $11.3 million in the aggregate, including our Helix system licenses and SaaS services sales.

Gross margin improved due to an impairment of deferred costs and prepaid royalties of $10.8 million in 2008, with no similar impairment in 2009.

Operating expenses decreased by $122.2 million principally due to impairment of long lived assets and goodwill of $50.5 million in 2009 compared with $141.9 million in 2008. Lower personnel and related costs of approximately $11.6 million and professional service fees of $7.8 million reduced operating expenses further. In addition, marketing expenses decreased by $8.7 million, of which $6.2 million was from lower amortization of certain intangible assets capitalized from our acquisitions due to impairments recorded in the fourth quarter of 2008.

Emerging Products

The Emerging Products segment primarily generates revenue and incurs costs from sales of the RealPlayer and its related products, such as revenue from distribution of third party software products, advertising on RealPlayer websites and sales of RealPlayer Plus software licenses to consumers. Also included within the Emerging Products segment are the costs to build and develop new product offerings for consumers and corporate customers, including Unifi. Emerging Products segment results of operations for the years ended December 31, 2010, 2009 and 2008 are as follows (dollars in thousands):

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
Total revenue	$41,761	$45,207	$46,760	$(3,446)	(8)%	$(1,553)	(3)%
Cost of revenue	7,123	6,884	6,451	239	3%	433	7%
Impairment of deferred costs and prepaid royalties	—	—	—	—	—	—	—

Gross profit	34,638	38,323	40,309	(3,685)	(10)%	(1,986)	(5)%
Gross margin	83%	85%	86%	(2)%		(1)%
Total operating expenses	28,053	73,211	15,842	(45,158)	(62)%	57,369	362%

Operating income (loss)	$6,585	$(34,888)	$24,467	$41,473	119%	$(59,355)	(243)%

2010 compared with 2009

Revenue decreased by $3.4 million, or 8%. Lower unit distribution of third-party software products, primarily due to increased market saturation of the software products we distribute, accounted for the majority of the decline. Gross margin did not change materially. Operating expenses declined by $45.2 million primarily due to impairments of long lived assets and goodwill of $46.8 million in 2009, with no similar impairments in 2010.

2009 compared with 2008

Revenue decreased by $1.6 million, or 3%, primarily due to lower advertising revenue. Gross margin did not change materially. Operating expenses increased by $57.4 million primarily due to impairments of long lived assets and goodwill of $46.8 million in 2009, with no similar impairments in 2008. Additionally, personnel and related costs increased by $6.9 million and professional service fees increased by $3.7 million due to investments related to projects and products under development.

Games

The Games segment primarily generates revenue and incurs costs from the creation, distribution and sales of games licenses, online games subscription services, advertising on game sites and social network sites, games syndication services and microtransactions from online and social games and sales of mobile games. Games segment results of operations for the years ended December 31, 2010, 2009 and 2008 are as follows (dollars in thousands):

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
Total revenue	$111,394	$122,824	$134,648	$(11,430)	(9)%	$(11,824)	(9)%
Cost of revenue	29,071	32,862	39,204	(3,791)	(12)%	(6,342)	(16)%
Impairment of deferred costs and prepaid royalties	—	—	7,829	—	—	(7,829)	(100)%

Gross profit	82,323	89,962	87,615	(7,639)	(8)%	2,347	3%
Gross margin	74%	73%	65%	1%		8%
Total operating expenses	78,275	127,908	134,683	(49,633)	(39)%	(6,775)	(5)%

Operating income (loss)	$4,048	$(37,946)	$(47,068)	$41,994	111%	$9,122	19%

2010 compared with 2009

Revenue decreased by $11.4 million, or 9%. The decrease was primarily due to a decline in the number of games units sold combined with lower average selling prices due to continued competitive pressures, resulting in a decrease of $9.1 million. In addition, lower unit distribution of third party software products contributed $1.3 million of the decrease. Gross margin did not change materially. Operating expenses decreased by $49.6 million primarily due to impairment of long lived assets and goodwill of $41.2 million in 2009, with no similar impairments in 2010. Further contributing to the decline were reductions in personnel and related costs of $7.5 million and in marketing expenses of $1.9 million as part of our restructuring efforts in 2010.

2009 compared with 2008

Revenue decreased by $11.8 million, or 9%. Games sales decreased by $8.3 million primarily due to lower average sales prices for games sold on our websites in response to competitive pressures. Advertising revenue decreased by $4.7 million due to lower demand for online advertising. Gross margins improved due to an impairment of deferred costs and prepaid royalties of $7.8 million in 2008, with no similar impairment in 2009, and lower overall royalty costs. Operating expenses decreased by $6.8 million primarily due to lower impairments of long lived assets and goodwill of $4.6 million and a decrease in marketing expenses of $2.0 million.

Music

Music segment results of operations for the years ended December 31, 2010, 2009 and 2008 are as follows (dollars in thousands):

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
Total revenue	$35,733	$160,868	$160,721	$(125,135)	(78)%	$147	—%
Cost of revenue	21,864	98,322	90,595	(76,458)	(78)%	7,727	9%
Impairment of deferred costs and prepaid royalties	—	—	1,000	—	—	(1,000)	(100)%

Gross profit	13,869	62,546	69,126	(48,677)	(78)%	(6,580)	(10)%
Gross Margin	39%	39%	43%	—%		(4)%
Total operating expenses	13,911	129,085	126,749	(115,174)	(89)%	2,336	2%

Operating income (loss)	$(42)	$(66,539)	$(57,623)	$66,497	100%	$(8,916)	(15)%

On March 31, 2010, we completed the restructuring of Rhapsody, which resulted in our ownership of Rhapsody’s outstanding equity decreasing to approximately 47% and the loss of our operating control over Rhapsody. Since the restructuring was completed on the last day of the quarter ended March 31, 2010, our revenue and operating results for the first quarter includes results from Rhapsody’s operations. Beginning with the second quarter of 2010, Rhapsody’s revenue and other operating results are no longer consolidated within our financial statements and we are not recording any operating or other financial results for our Music segment. We now report our share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income.” Our share of Rhapsody’s losses for the nine-month period from April 1, 2010, to December 31, 2010, was $14.2 million.

Prior to April 1, 2010, our Music business was primarily operated through our Rhapsody joint venture. Music segment revenue and costs as reported in our financial statements primarily reflected sales of digital music content through Rhapsody’s MP3 music store, the Rhapsody and international radio subscription services, and advertising on Rhapsody’s music websites.

Summarized financial information for Rhapsody’s results of operations for the nine-month period from April 1, 2010 to December 31, 2010, is presented below (dollars in thousands):

Total revenue	$91,279
Cost of revenue	65,577

Gross profit	25,702
Gross Margin	28%
Total operating expenses	56,435

Operating income (loss)	$(30,733)

2010 compared with 2009

Revenue declined by $125.1 million in 2010 from 2009 due to the deconsolidation of Rhapsody on March 31, 2010. Rhapsody’s revenue for the nine month period from April 1, 2010 to December 31, 2010 was lower than the revenue of our Music segment for the same period in 2009 due to lower average selling prices of Rhapsody’s premium subscription service, partially offset by an increase in the number of subscribers.

Cost of revenue declined by $76.5 million in 2010 from 2009 due to the deconsolidation of Rhapsody on March 31, 2010. Rhapsody’s gross margin for the nine-months period from April 1, 2010 to December 31, 2010 declined compared with the gross margin for our Music segment for the same period in 2009 due to lower average selling prices, without a corresponding decline in content costs and costs of providing its subscription services.

Operating expenses declined by $115.2 million due to the deconsolidation of Rhapsody on March 31, 2010. Rhapsody’s operating expenses for the period from April 1, 2010 to December 31, 2010 were less than the operating expenses of our Music segment for the same period in 2009 due primarily to $37.0 million in impairment charges associated with long lived assets and goodwill recorded in 2009.

2009 compared with 2008

Revenue was materially unchanged from 2008 with an increase in revenue from our subscription music services of $2.7 million, primarily driven by an increase in average number of subscribers during the year. The increase in subscription revenue was offset by a decline of $2.0 million in advertising revenue due to a reduction in demand for online advertising and in sponsorship revenue.

Cost of revenue increased by $7.7 million, while gross margin decreased. These changes were due to a change in revenue mix with an increase in lower margin revenue from the Rhapsody subscription service and a decrease in high margin revenue from advertising.

Operating expenses increased by $2.3 million primarily due to impairments of long lived assets and goodwill of $37.0 million in 2009, with no similar impairments in 2008. This increase was offset by reductions in personnel and related costs of $7.8 million and in marketing expenses of $10.4 million. In addition, advertising with related party, MTVN, declined by $10.9 million.

Corporate

Certain corporate-level activity is not allocated to our segments, including costs of: human resources, legal, finance, information technology, procurement activities, litigation, corporate headquarters, legal settlements and contingencies, stock compensation, losses on excess office facilities and employee severance costs. Corporate segment results of operations for the years ended December 31, 2010, 2009 and 2008 are as follows (dollars in thousands):

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
Cost of revenue	$2,932	$2,300	$3,209	$632	27%	$(909)	(28)%
Total operating expenses	85,081	108,654	101,304	(23,573)	(22)%	7,350	7%

Operating loss	$(88,013)	$(110,954)	$(104,513)	$22,941	21%	$(6,441)	(6)%

2010 compared with 2009

Operating expenses decreased by $23.6 million, or 22%, due mainly to restructuring efforts and cost savings initiatives implemented throughout 2010. The decrease was due to lower personnel and related costs of $6.5 million and lower legal and other professional services expenses of $15.5 million, the majority of which related to litigation and settlement costs associated with a lawsuit relating to our proposed RealDVD product and an arbitration proceeding in 2009. In addition, stock compensation decreased $8.8 million primarily as a result of the deconsolidation of Rhapsody on March 31, 2010 and headcount reductions. These decreases in operating expenses were offset by an increase in restructuring costs of $15.7 million related to severance payments and loss on excess office facilities.

2009 compared with 2008

Operating expenses increased by $7.4 million, or 7%, primarily due to litigation and settlement costs associated with the RealDVD litigation and an arbitration proceeding in 2009.

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

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
Research and Development	$100,955	$119,448	$113,680	$(18,493)	(15)%	$5,768	5%
As a percent of revenue	25%	21%	19%

2010 compared with 2009

Research and development expenses, including non-cash stock-based compensation, decreased by $18.5 million, or 15%. The decrease was primarily due to the deconsolidation of Rhapsody on March 31, 2010, accounting for $9.3 million of the decrease. In addition, personnel and related costs, including non-cash stock-based compensation, decreased by approximately $11.2 million as a result of lower headcount from our cost reduction efforts. No other single factor contributed materially to these changes during the period. The increase in research and development expenses as a percentage of total revenue from 21% in 2009 to 25% in 2010 was due primarily to our decision to continue to invest in product development despite a decline in total revenue.

2009 compared with 2008

Research and development expenses, including non-cash stock-based compensation, increased by $5.8 million, or 5%. This increase was primarily due to an increase in research and development personnel and related costs of approximately $2.4 million as a result of an increase in average headcount. No other single factor contributed materially to these changes during the period. The increase in research and development expenses as a percentage of total revenue from 19% in 2008 to 21% in 2009 was due primarily to our decision to continue to invest in the development of our products despite a decline in total revenue.

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

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
Sales and Marketing	$118,543	$165,856	$211,922	$(47,313)	(29)%	$(46,066)	(22)%
As a percent of revenue	30%	30%	35%

2010 compared with 2009

Sales and marketing expenses, including non-cash stock-based compensation, decreased by $47.3 million, or 29%. The decrease was primarily due to the deconsolidation of Rhapsody on March 31, 2010, accounting for $31.9 million of the decrease. A reduction in personnel and related costs, including non-cash stock-based compensation, resulted in a decline of approximately $7.3 million, and a decrease in marketing and other professional services expenses reduced costs by an additional $7.1 million. No other single factor contributed materially to the decrease during the periods.

2009 compared with 2008

Sales and marketing expenses, including non-cash stock-based compensation, decreased by $46.1 million, or 22%. The decrease was primarily due to cost reduction efforts, including a decrease in sales and marketing headcount and marketing expenses and closing a number of office locations worldwide. The reduction in personnel and related costs resulted in approximately $19.0 million in savings, and the decrease in marketing and other professional services expenses reduced costs by an additional $16.7 million. Further contributing to the decrease were lower costs associated with the amortization of intangibles of approximately $7.8 million, due to impairment costs recorded in the fourth quarter of 2008. The decrease in sales and marketing expenses as a percentage of total revenue from 35% in 2008 to 30% in 2009 is due to the reductions mentioned above exceeding the decline in revenue. No other single factor contributed materially to these changes during the period.

Advertising with Related Party

During 2010, 2009 and 2008, Rhapsody spent $1.1 million, $33.3 million, and $44.2 million, respectively, in advertising with MTVN. The 2010 expense reflects advertising Rhapsody spent with MTVN during the quarter ended March 31, 2010, prior to the restructuring of Rhapsody and the deconsolidation. After the deconsolidation and during the nine month period ended December 31, 2010, Rhapsody spent approximately $24.9 million in advertising with MTVN. Our share of these expenses after the deconsolidation is included within our share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income.”

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and year-over-year changes are as follows (dollars in thousands):

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
General and Administrative	$51,217	$79,164	$69,981	$(27,947)	(35)%	$9,183	13%
As a percent of revenue	13%	14%	12%

2010 compared with 2009

General and administrative expenses, including non-cash stock-based compensation, decreased by $27.9 million, or 35%. The deconsolidation of Rhapsody on March 31, 2010 accounted for $4.7 million of the decrease. The remaining decrease was due to reduction in legal and other professional services expenses of approximately $15.0 million, the majority of which related to litigation and settlement costs associated with the RealDVD litigation and an arbitration proceeding in 2009, and a reduction in personnel and headcount-related costs, including non-cash stock-based compensation, from our continued cost cutting efforts of $6.4 million. No other single factor contributed materially to the decrease during the period.

2009 compared with 2008

General and administrative expenses, including non-cash stock-based compensation, increased by $9.2 million, or 13%. The increase was primarily due to increases in legal and other professional services expenses of approximately $14.0 million, partially offset by a reduction in personnel and related costs of approximately $2.1 million. Approximately $8.5 million of the increase in legal and professional fees was associated with the RealDVD litigation and an arbitration proceeding. No other single factor contributed materially to the increases during the periods.

Impairment of Deferred Costs and Prepaid Royalties

We assess the recovery of all deferred project costs and any royalty advances paid to content providers on a quarterly basis. As of December 31, 2008, we determined that the total estimated costs associated with certain projects exceeded the total estimated revenues expected to be recognized on those projects. As a result, we impaired approximately $10.8 million in deferred project costs. In addition, we assessed the recovery of recoupable royalty advances paid to certain content providers. As of December 31, 2008, we determined that approximately $8.8 million in royalty advances was not recoverable and therefore charged to expense. The total impairment of deferred costs and prepaid royalties was mentioned throughout the section above entitled “Segment Reporting.” See Note 7 of Notes to Consolidated Financial Statements included in Item 8 of this report for more information. No such charges existed in 2010 or 2009.

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

Impairment of Goodwill and Long-Lived Assets

During the quarter ended June 30, 2009, we concluded that the implied fair value of goodwill was zero for each of our reporting units. As a result, we recorded impairments of $175.6 million, during the quarter ended June 30, 2009. No other impairments of goodwill and long-lived assets were recorded in 2009. No impairments were recognized in the year ended December 31, 2010.

As part of our annual goodwill impairment testing during the quarter ended December 31, 2008, we determined that the carrying value for two of our historical reporting units exceeded their respective fair values, indicating that goodwill within those reporting units was potentially impaired. We performed an analysis to determine the implied fair value of goodwill and recorded an impairment of goodwill of approximately $135.1 million as a result.

We determined that the net book value related to certain intangible assets exceeded the fair value attributable to such intangible assets as of December 31, 2008. As a result, we recorded charges of $57.6 million as impairments of long-lived assets within our consolidated statements of operations and comprehensive income in 2008. No such impairments were recognized in either 2010 or 2009.

Restructuring and Other Charges

During the years ended December 31, 2010, 2009 and 2008, we recorded restructuring and other charges of $12.4 million, $4.0 million and $6.8 million, respectively. A majority of these charges in 2010 and 2009 were severance charges resulting from workforce reductions.

Included in the charge for 2008 was $4.0 million in severance costs resulting from workforce reductions as well as a $2.8 million write-down related to capitalized transaction-related costs associated with our plan to separate our Games business from our company.

Loss on Excess Office Facilities

As part of our efforts to reorganize our business and operational structure, including the recent restructuring of Rhapsody, we reduced the use of our current office space in our headquarters in Seattle, as well as other offices in Europe and Asia. For the year ended December 31, 2010, the estimated loss on excess office facilities including the write-down of leasehold improvements was approximately $7.4 million. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. Although we believe our estimates are reasonable, additional adjustments may result if our actual experience differs from our projections.

Other Income, Net

Other income, net consists primarily of interest income on our cash, cash equivalents and short-term investments; gain related to the sale of certain of our equity investments; equity in net income (loss) of investments; gain from the sales of interest in and deconsolidation of Rhapsody; and impairment of certain equity investments. Other income, net and year-over-year changes are as follows (dollars in thousands):

	2010	Change	2009	Change	2008
Interest income, net	$2,417	(39)%	$3,969	(70)%	$13,453
Gain (loss) on sale of equity investments	(9)	(101)	688	228	210
Equity in net loss of Rhapsody and other equity method investments	(14,164)	978	(1,313)	89	(695)
Impairment of equity investments	—	(100)	(5,020)	n/a	—
Gain on deconsolidation of Rhapsody	10,929	n/a	—	n/a	—
Gain on sale of interest in Rhapsody	—	n/a	—	(100)	14,502
Other income (expenses)	1,031	(229)	(794)	(341)	330

Other income (expense), net	$204	108%	$(2,470)	(109)%	$27,800

Other income (expense), net improved during 2010 due primarily to the gain on deconsolidation recognized as part of the separation with Rhapsody. This was partially offset by increases in our share of the net losses from our investment in Rhapsody and other equity method investments. Since March 31, 2010, we have not held a controlling interest in Rhapsody and we no longer consolidate Rhapsody’s results with our own. We account for our ownership interest in Rhapsody as an equity method investment. Rhapsody’s financial position as of March 31, 2010 and our operating results beginning April 1, 2010 are no longer consolidated with our consolidated financial statements.

Other income (expense), net decreased during 2009 due primarily to lower average interest rates from our investments, a lower average balance of cash and investments, an impairment of one of our equity method investments, and a change in late 2008 that resulted in no longer recording a gain on the sale of a noncontrolling interest in Rhapsody within our consolidated statement of operations. See Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this report.

Income Taxes

During the years ended December 31, 2010, 2009, and 2008, we recognized an income tax benefit of $36.5 million, and income tax expenses of $3.3 million and $25.8 million, respectively, related to U.S. and foreign income taxes. The decrease of $39.8 million in income tax expense for the year ended December 31, 2009, resulting in an income tax benefit in 2010 was largely the result of a reversal in unrecognized tax benefits and the restructuring of Rhapsody. The decrease of $22.5 million in tax expense from 2008 to 2009 was primarily due to the smaller increase in valuation allowance in 2009 compared to 2008. We assess the likelihood that our deferred tax assets will be recovered. In making this assessment, many factors are considered including the current economic climate, our expectations of future taxable income, our ability to project such income, and the appreciation of our investments and other assets. As of December 31, 2010, we have a valuation allowance of $106.2 million. The net change in valuation allowance since December 31, 2009, was $5.1 million primarily due to the current economic environment in which we are not certain about our ability to recognize deferred tax assets.

At the end of the third quarter of 2010, we received a cash payment of approximately $30.0 million as the result of a refund of federal taxes we had previously paid. The refund resulted from an Internal Revenue Service (IRS) examination covering the periods from 2005 through 2007. The refund related primarily to allowed deductions and taxes on foreign sales associated with our 2005 antitrust settlement with Microsoft Corporation. We recorded the cash proceeds from the refund as an income tax benefit in our statement of operations and recognized other income tax benefits related to the examination, including the reversal of liabilities for uncertain tax positions.

As of December 31, 2010 and December 31, 2009, gross unrecognized tax benefits were $14.0 million and $59.8 million, respectively. The decrease in unrecognized tax benefits resulted from a release of $57.2 million due to the closure of the IRS examination described above, offset by increases of $11.3 million due to transfer pricing risk in foreign jurisdictions and $0.1 million related to other prior year positions. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $11.0 million as of December 31, 2010 and $32.0 million as of December 31, 2009. We do not anticipate that our total unrecognized tax benefits will significantly change within the next twelve months. We estimate the impact of uncertain tax positions in accordance with FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in our tax return.

We file numerous consolidated and separate income tax returns in the United States Federal, state, local, and foreign jurisdictions. With few exceptions, we are no longer subject to United States Federal income tax examinations for tax years before 2008 or state, local, or foreign income tax examinations for years before 1993. We are currently under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993.

License Fees and Service Revenue

We also present our revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
License	$74,908	$100,996	$113,990	$(26,088)	(26)%	$(12,994)	(11)%
Service	326,825	461,268	490,820	(134,443)	(29)%	(29,552)	(6)%

Total Net Revenue	$401,733	$562,264	$604,810	$(160,531)	(29)%	$(42,546)	(7)%

License Fees.    License fees primarily include revenue from sales of content such as game licenses, sales of our licenses of our system software products such as Helix for handsets, and sales of premium versions of our RealPlayer and related products. Prior to March 31, 2010, license fees also included the sales from digital music tracks from our Music segment. License fees include revenue from all of our reporting segments.

Service Revenue.    Service revenue primarily includes revenue from sales of digital media subscription services such as SuperPass, GamePass and FunPass, sales of SaaS services, distribution of third party software, and advertising. Prior to March 31, 2010, service fees also included sales of the Rhapsody music subscription service from our Music segment. Service revenue includes revenue from all of our reporting segments.

2010 compared with 2009

License revenue declined by $26.1 million, or 26%. The deconsolidation of Rhapsody on March 31, 2010, accounted for $16.4 million of the decline. In addition, Games license sales declined by $9.1 million due to lower unit sales and a decline in average selling prices in response to continued competitive pressures.

Service revenue declined by $134.4 million, or 29%. The deconsolidation of Rhapsody on March 31, 2010, accounted for $107.5 million of the decline. SaaS revenue decreased by $14.6 million due to the merger of certain carrier customers resulting in lower overall contract prices with these customers and the loss of subscribers under management. Revenue from system integration, a business we have been de-emphasizing since 2008, declined by $3.5 million. Also contributing to the overall decline was lower unit distribution of third-party software products of approximately $3.6 million.

2009 compared with 2008

License revenue decreased by $13.0 million, or 11%. The decrease was primarily due to a reduction of $8.6 million from lower unit sales and the decline in average selling prices from our games in response to continued competitive pressures. In addition, our Helix license revenue declined by $4.3 million.

Service revenue decreased by $29.6 million, or 6%. This decline was primarily due to a $14.2 million decrease in our consumer subscription service revenue as result of fewer SuperPass subscribers. We also had lower revenue from our SaaS offerings of approximately $8.7 million and sales of our Helix system services of approximately $3.7 million.

Cost of License Fees and Service Revenue

We also present our cost of revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
License	$21,451	$35,850	$50,097	$(14,399)	(40)%	$(14,247)	(28)%
Service	123,272	186,292	202,813	(63,020)	(34)%	(16,521)	(8)%

Total Cost of Revenue	$144,723	$222,142	$252,910	$(77,419)	(35)%	$(30,768)	(12)%

Cost of License Fees.    Cost of license fees includes royalties paid on sales of games, amounts paid for licensed technology, amortization of acquired technology, and music royalties for periods prior to March 31, 2010.

Cost of Service Revenue.    Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings, cost of in-house and contract personnel providing support, amortization of acquired technology, fees for consulting services, and expenses incurred in providing our SaaS hosting services and cost of content for our Rhapsody service for periods prior to March 31, 2010. Content costs are expensed over the period the content is available to our subscription services customers.

2010 compared with 2009

Cost of license fees decreased by $14.4 million, or 40%. The decrease was primarily due to the deconsolidation of Rhapsody on March 31, 2010, resulting in a decrease of $11.8 million. In addition, games costs of license fees decreased by $3.5 million, due to lower unit sales and lower average selling prices for our games, resulting in lower royalty rates.

Cost of service revenue decreased by $63.0 million, or 34%. The decline was primarily due to the deconsolidation of Rhapsody on March 31, 2010, which decreased cost of service revenue by $64.7 million.

2009 compared with 2008

Cost of license fees decreased by $14.2 million, or 28%. We recorded $7.8 million in charges related to the impairment of certain prepaid license royalties in 2008. See “Impairment of Deferred Costs and Prepaid Royalties” below for more information. Games license costs declined by $3.8 million due to lower unit sales and lower average selling prices. Further, Music license costs declined by $1.6 million due to fewer tracks sales.

Cost of service revenue decreased by $16.5 million, or 8%. Core Products cost of service revenue decreased by $11.1 million due primarily to lower amortization of certain intangible assets capitalized from our acquisitions of $3.8 million and lower delivery and support costs of our SaaS services of $5.2 million. In addition, impairments of deferred project costs and impairments of certain prepaid royalties of $10.8 million and $1.0 million, respectively, were recorded in 2008. See the section “Impairment of Deferred Costs and Prepaid Royalties” below for further discussion of these impairments. Lower content costs related to our SuperPass subscription service resulted in an additional $2.8 million decrease in cost of service revenue. Partially offsetting these decreases was an increase in Music cost of service revenue of $9.3 million due to the higher number of subscribers for our Rhapsody service.

Geographic Revenue

Revenue by geographic region is as follows (dollars in thousands):

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
United States	$227,823	$374,283	$403,799	$(146,460)	(39)%	$(29,516)	(7)%
Europe	79,820	96,146	107,223	(16,326)	(17)%	(11,077)	(10)%
Rest of World	94,090	91,835	93,788	2,255	2%	(1,953)	(2)%

Total	$401,733	$562,264	$604,810	$(160,531)	(29)%	$(42,546)	(7)%

2010 compared with 2009

Revenue in the U.S. declined by $146.5 million, or 39%, primarily due to the deconsolidation of Rhapsody on March 31, 2010, which accounted for $116.7 million of the decrease. Core Products revenue in the U.S. declined by $19.8 million primarily due to the merger of certain carrier customers resulting in lower overall contract prices with these customers and a loss in total subscribers under management. Core Products revenue also declined in the U.S. due to fewer subscriptions to our SuperPass service resulting in a further decrease in revenue of $4.8 million. Revenue in the U.S. also decreased by $6.0 million due to a decline in sales of individual games. In addition, lower advertising revenue and lower revenue from the distribution of third-party software products contributed another $3.4 million to the overall decrease in revenue in the U.S.

Revenue in Europe decreased by $16.3 million, or 17%. The decrease was due to a decline in Helix licensing revenue of $8.3 million, lower unit distribution of third-party software products of $1.6 million, a decline in sales of individual games of $3.4 million and a decline in our international radio subscription revenue of $1.4 million. Foreign currency fluctuations of the U.S. dollar against the euro negatively affected 2010 revenue in Europe by approximately $3.9 million.

Revenue in the rest of world increased by $2.3 million, or 2%. This increase was primarily due to increased revenue from our MOD service in Korea of approximately $5.2 million. This increase was offset by a decrease in systems integration revenue, a business which we have de-emphasized since 2008, of $3.5 million. Foreign currency fluctuations of the U.S. dollar against the Korean won positively affected 2010 revenue in the rest of the world by approximately $4.6 million.

2009 compared with 2008

Revenue in the U.S. declined by $29.5 million, or 7%. This decrease was due primarily to a reduction in revenue generated from our SuperPass subscription service of approximately $11.9 million as well as in advertising and related revenue across our consumer businesses of approximately $9.3 million. The decline in revenue in the U.S. also resulted from decreases in the sales of our individual games and royalties received from our Helix system sales of approximately $8.0 million and $5.1 million, respectively. These decreases were partially offset by increases in Music subscription revenue of approximately $8.4 million.

Revenue in Europe decreased by $11.1 million, or 10%. The decrease was due primarily to a decline in revenue derived from minimum revenue guarantees associated with a SaaS customer contract of approximately $10.6 million during 2009. Foreign currency fluctuations of the U.S. dollar against the euro negatively affected 2009 revenue in Europe by approximately $3.5 million.

Revenue in the rest of world declined by $2.0 million, or 2%. This decrease was due primarily to reduced revenue from sales of Helix server licenses of approximately $2.8 million and from our SaaS offerings of approximately $3.1 million. These declines were partially offset by an increase in revenue generated from OEM licenses installed on mobile platforms of approximately $4.5 million. Foreign currency fluctuations of the U.S. dollar against the Korean won negatively affected 2009 revenue in the rest of the world by approximately $11.3 million.

Liquidity and Capital Resources

The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	December 31,
	2010	2009
Working capital	$286,315	$278,198
Cash, cash equivalents, and short-term investments	334,321	384,900
Restricted cash	10,000	13,700

Cash, cash equivalents, and short-term investments decreased from December 31, 2009, primarily due to $18.0 million in cash paid to Rhapsody in connection with the restructuring of our investment, $30.4 million in cash used to pay Rhapsody-related payables, capital expenditures of $12.9 million, and payment of the settlement obligation and related legal expenses of $5.5 million relating to the RealDVD litigation that was accrued in the quarter ended December 31, 2009, and $5.8 million, net of cash purchased, paid in connection with the acquisition of Backstage Technologies Incorporated (Backstage), a social games company based in Canada. These reductions were partially offset by the $30.0 million tax refund received in the quarter ended September 30, 2010.

The following summarizes cash flows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cash (used in) provided by operating activities	$(31,122)	$(9,304)	$(29,286)
Cash (used in) provided by investing activities	(17,525)	9,821	(113,218)
Cash (used in) provided by financing activities	3,939	39,492	(95,862)

Cash used in and provided by operating activities consisted of net income (loss) adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, minority interest, gain on sales of interest in, and deconsolidation of, Rhapsody, impairment of goodwill and long-lived assets, accrued restructuring and other charges and the effect of changes in certain operating assets and liabilities, net of acquisitions.

Cash used in operating activities in the year ended December 31, 2010 was $31.1 million and consisted of net income of $2.1 million, adjustments for cash provided by non-cash items of $46.2 million and cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions and deconsolidation of Rhapsody, of $79.4 million. Adjustments for cash provided by non-cash items primarily consisted of $23.4 million of depreciation and amortization expense, $14.2 million related to the equity in net losses recorded from our equity method investments, $5.7 million of non-cash expenses related to our loss on excess office facilities and $12.2 million of stock-based compensation.

Changes in certain operating assets and liabilities, net of acquisitions, in the year ended December 31, 2010, primarily consisted of uses of cash from the decrease in accrued and other liabilities of $67.6 million. These decreases were related to reductions in accrued royalties and other fulfillment costs, payment of the legal settlement and related legal expenses attributable to the RealDVD litigation, as well as a reduction in amounts payable to MTVN for related party advertising incurred during the quarter ended March 31, 2010 as compared to the quarter ended December 31, 2009.

Cash used in operating activities in the year ended December 31, 2009 was $9.3 million and consisted of a net loss of $243.0 million, adjustments for cash provided by non-cash items of $232.2 million and cash provided by activities related to changes in certain operating assets and liabilities, net of acquisitions, of $1.5 million. Adjustments for cash provided by non-cash items primarily consisted of $175.6 million of impairments of goodwill, $31.5 million of depreciation and amortization expense and $21.5 million of stock-based compensation.

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

Cash used in operating activities in the year ended December 31, 2008 was $29.3 million and consisted of a net loss of $285.4 million, adjustments for non-cash items provided by operations of $261.8 million and cash used in activities related to certain operating assets and liabilities, net of acquisitions, of $5.6 million. Adjustments for non-cash items primarily consisted of $46.0 million of depreciation and amortization expense, $23.5 million of stock-based compensation, $192.7 million of impairment of long-lived assets, $5.5 million of accrued restructuring and other charges and $11.6 million of deferred income taxes, partially offset by $14.5 million of gain on sale of interest in Rhapsody.

Changes in certain operating assets and liabilities, net of acquisitions, in the year ended December 31, 2008 primarily consisted of an increase of $5.0 million in prepaid expenses and other assets due primarily to increases in prepaid royalties, and a decrease in accounts payable of $13.7 million due primarily to a decrease in amounts due to third party content providers, partially offset by a decrease in accounts receivable of $9.5 million related to decreases in revenue associated with our systems integration business.

In the year ended December 31, 2010, investing activities used cash primarily for payments made in connection with the restructuring of Rhapsody of $18.0 million, purchases of equipment, software, and leasehold improvements of $12.9 million, as well as a $5.8 million payment of acquisition costs for Backstage, net of cash acquired. These uses of cash were partially offset by the repayment of temporary funding upon the deconsolidation of Rhapsody of approximately $5.9 million. Purchases, net of sales and maturities, of short-term investments provided cash of $9.6 million during 2010. In the year ended December 31, 2009, investing activities provided cash primarily from the sales and maturities, net of purchases, of short-term investments of approximately $29.9 million. Uses of cash during 2009 included the purchases of equipment, software and leasehold improvements of $16.8 million and the payment of acquisition costs of $3.3 million primarily related to the payment of anniversary and performance costs relating to the acquisition of Zylom, which were previously accrued. In the year ended December 31, 2008, investing activities used cash primarily for purchases of equipment, software, and leasehold improvements of $29.5 million and acquisition costs of $10.2 million, net of cash acquired from the acquisition of Trymedia, and the payment of anniversary and performance costs relating to the acquisition of Zylom, which were previously accrued. Purchases net of sales and maturities of short-term investments used cash of $57.8 million during 2008.

Financing activities in the year ended December 31, 2010 provided cash from the proceeds of sales of common stock under employee stock purchase plans and the exercise of stock options of $2.7 million. Financing activities provided cash from the proceeds of sales of interests in Rhapsody of $38.0 million as well as sales of common stock under our employee stock purchase plan and exercise of stock options of $1.5 million in the year ended December 31, 2009. Financing activities in 2008 used cash for the repurchase of our common stock of $50.2 million, in addition to payments on our convertible debt obligations of $100.0 million in 2008. These uses of cash were partially offset by the proceeds of sales of interests in Rhapsody of $44.6 million as well as sales of common stock under our employee stock purchase plan and exercise of stock options of $9.6 million.

Our Board of Directors has previously authorized share repurchase programs for the repurchase of our outstanding common stock, and all repurchases have been made pursuant to these authorized programs. During 2008, we repurchased 10.0 million shares for an aggregate payment of $50.2 million at an average cost of $5.04 per share. The purchases made through December 31, 2008 completed the authorized amount for all of the repurchase programs.

We currently have no planned significant capital expenditures for 2011 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

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

We conduct our operations primarily in five functional currencies: the U.S. dollar, the Korean won, the Japanese yen, the British pound and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to risk from exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Korea, Japan, Germany, France and the United Kingdom, where we invoice our customers primarily in the respective local currencies. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries.

At December 31, 2010, we had commitments to make the following payments:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Office leases	$30,653	$9,963	$14,949	$5,588	$153
Other contractual obligations	1,172	996	176	—	—

Total contractual cash obligations	$31,825	$10,959	$15,125	$5,588	$153

Other contractual obligations primarily relate to minimum contractual payments due to content and other service providers.

In addition to the amounts shown in the table above, $14.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), and we are uncertain as to if or when such amounts may be settled. We cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Estimating music publishing rights and music royalties;

•	Estimating recoverability of deferred costs;

•	Estimating allowances for doubtful accounts and sales returns;

•	Estimating losses on excess office facilities;

•	Valuation of equity method investments;

•	Valuation of available for sale securities;

•	Valuation of long-lived assets;

•	Valuation of goodwill;

•	Stock-based compensation;

•	Noncontrolling interest;

•	Accounting for gains on sale of subsidiary stock; and

•	Accounting for income taxes.

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

In our direct to consumer business segments, we derive revenue through (1) subscriptions of SuperPass within our Core Products segment and subscriptions sold by our Games segment, (2) sales of content downloads, software and licenses offered by our Core Products, Emerging Products and Games segments and (3) the sale of advertising and the distribution of third-party products on our websites and in our games. Prior to April 1, 2010, our direct to consumer business also included the products and services offered by our Music segment, which was primarily sold by the Rhapsody joint venture. Beginning on April 1, 2010, revenue from the Rhapsody joint venture is no longer consolidated within our financial statements and we are no longer recording any operating or other financial results for the former Music segment.

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

We also generate revenue through business-to-business channels by providing services within our Core Products segment enabling mobile carriers to deliver audio and video content to their customers and by selling software licenses and products and related support and other services.

Revenue generated from services provided to mobile carriers that enable the delivery of audio and video content to their customers is recognized as the services are provided. Setup fees to build these services are recognized ratably upon launch of the service over the remaining expected term of the service.

A portion of the revenue related to the sale of software licenses and products and related support and other services is recorded as unearned due to undelivered elements including, in some cases, post-delivery support and the right to receive unspecified upgrades or enhancements on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the vendor specific objective evidence of fair value for those elements using the residual method or relative fair value method. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related products’ contract term.

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

We recognize such costs as a component of cost of revenue, the timing of which is dependent upon the revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized ratably over the term of the contract, costs are recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, we review deferred costs to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

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

Valuation of Equity Method Investments.    We use the equity method in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We initially record our investment based on a fair value analysis of the investment. Prior to 2010, most of our equity method investments were purchased with cash which was determined to be fair value. For the investment in Rhapsody as of March 31, 2010, we used multiple valuation models that were based on assumptions of future results, including operating and cash flow projections, to calculate the fair value since we contributed both cash and non-cash items in exchange for our equity interest.

We record our percentage interest in the investee or joint venture’s income or loss under this method, which will increase or decrease the value of the investment. We record investee losses up to the aggregate amount of the investment.

We would evaluate impairment of an investment valued under the equity method only if events and circumstances warrant. An impairment charge would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary, we consider factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investee or joint venture, the near-term and longer-term operating and financial prospects of the investee or joint venture and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Valuation of Available for Sale Securities.    Our investments in publicly traded companies are accounted for as available-for-sale and are carried at current market value. We periodically evaluate whether any declines in fair value of our available for sale securities are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies.

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

Noncontrolling Interests.    We record noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest partners in the consolidated statement of operations. Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow our historical disclosure only policy for the redemption feature. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Net loss attributable to the noncontrolling interest in Rhapsody is included within the consolidated statements of operations and comprehensive income (loss). We applied this accounting policy to the noncontrolling interest in Rhapsody that was held by MTVN for periods beginning when Rhapsody was formed in August 2007 through the quarter ended March 31, 2010. Due to the completion of the restructuring of Rhapsody on March 31, 2010, which resulted in our holding approximately 47% of the outstanding shares of capital stock of Rhapsody, this accounting policy will no longer apply with respect to our investment as we no longer consolidate Rhapsody and no longer report a noncontrolling interest.

Accounting for Gains on Sale of Subsidiary Stock.    Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) which was primarily codified into FASB ASC 810 — Consolidation (ASC 810). Current guidance requires the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary to be recorded as equity transactions. We elected to recognize any such gain in our consolidated statement of operations prior to January 1, 2009 as was allowable under generally accepted accounting principles in place at that time if certain recognition criteria were met. Due to the completion of the restructuring of Rhapsody on March 31, 2010, which resulted in our holding approximately 47% of the outstanding shares of capital stock of Rhapsody, this accounting policy will no longer apply with respect to our investment as we no longer consolidate Rhapsody and no longer report a noncontrolling interest.

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

Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance to us.

In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We anticipate no material impact from the adoption of ASU 2009-13 on our consolidated results of operations and financial condition.

In September 2009, the FASB ratified ASU 2009-14 (ASU 2009-14) (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements). ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We anticipate no material impact from the adoption of ASU 2009-14 on our consolidated results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.

Interest Rate Risk.    Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the year ended December 31, 2010. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at December 31, 2010, a hypothetical 10% increase/decrease in interest rates would increase/decrease our annual interest income and cash flows by approximately $0.2 million.

The table below presents the amounts related to weighted average interest rates and contractual maturities of our short-term investment portfolio at December 31, 2010 (dollars in thousands):

	Weighted Average Interest Rate	Expected Maturity Dates
		2011	2012	2013- 2022	Amortized Cost	Estimated Fair Value
Short-term investments:
Corporate notes and bonds	1.60%	$59,626	$9,390	$7,141	$75,962	$76,157
U.S. government agency securities	0.68%	12,419	9,727	—	22,126	22,146

Total short-term investments	1.39%	$72,045	$19,117	$7,141	$98,088	$98,303

The table below presents the amounts related to weighted average interest rates and contractual maturities of our short-term investment portfolio at December 31, 2009 (dollars in thousands):

	Weighted Average Interest Rate	Expected Maturity Dates
		2010	2011	2012- 2021	Amortized Cost	Estimated Fair Value
Short-term investments:
Corporate notes and bonds	1.50%	$5,362	$56,506	$11,594	$72,731	$73,462
U.S. government agency securities	1.48%	22,094	3,776	8,538	34,560	34,408

Total short-term investments	1.49%	$27,456	$60,282	$20,132	$107,291	$107,870

Investment Risk.    As of December 31, 2010, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the years ended December 31, 2010 and 2008, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded. We determined that the value of our initial investments in one of our equity method investments, Varia LLC, was impaired and recorded an impairment of $5.0 million in the year ended December 31, 2009.

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

We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar from December 31, 2010 would result in an unrealized gain or loss of approximately $5.2 million.

Foreign currency transaction gains and losses were not material for the years ended December 31, 2010, 2009, and 2008.

Item 8.	Financial Statements and Supplementary Data

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$236,018	$277,030
Short-term investments	98,303	107,870
Trade accounts receivable, net of allowances for doubtful accounts and sales returns of $2,568 in 2010 and $3,924 in 2009	48,324	60,937
Deferred costs, current portion	9,173	5,192
Related party receivable — Rhapsody	351	—
Prepaid expenses and other current assets	30,441	30,624

Total current assets	422,610	481,653

Equipment, software, and leasehold improvements, at cost:
Equipment and software	144,623	151,951
Leasehold improvements	25,367	31,041

Total equipment, software, and leasehold improvements, at cost	169,990	182,992
Less accumulated depreciation and amortization	126,619	125,878

Net equipment, software, and leasehold improvements	43,371	57,114
Restricted cash equivalents and investments	10,000	13,700
Equity method investments	15,486	50
Available for sale securities	27,541	19,503
Other assets	3,316	4,030
Deferred costs, non-current portion	18,401	10,182
Deferred tax assets, net, non-current portion	12,805	10,001
Other intangible assets, net of accumulated amortization of $59,879 in 2010 and $67,478 in 2009	6,952	10,650
Goodwill	4,960	—

Total assets	$565,442	$606,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,413	$32,703
Accrued and other liabilities	85,702	124,934
Deferred revenue, current portion	19,036	31,374
Related party payable — MTVN	—	11,216
Accrued loss on excess office facilities, current portion	1,144	3,228

Total current liabilities	136,295	203,455
Deferred revenue, non-current portion	460	1,933
Accrued loss on excess office facilities, non-current portion	3,380	—
Deferred rent	3,514	4,464
Deferred tax liabilities, net, non-current portion	1,049	961
Other long-term liabilities	7,999	13,006

Total liabilities	152,697	223,819

Redeemable noncontrolling interest in Rhapsody (see Note 3)	—	7,253
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 136,083 shares in 2010 and 135,057 shares in 2009	136	135
Additional paid-in capital	697,430	647,562
Sale of noncontrolling interest in Rhapsody	—	24,044
Accumulated other comprehensive loss	(32,543)	(38,614)
Retained deficit	(252,278)	(257,316)

Total shareholders’ equity	412,745	375,811

Total liabilities and shareholders’ equity	$565,442	$606,883

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Net revenue(A)	$401,733	$562,264	$604,810
Cost of revenue(B)	144,723	222,142	233,244
Impairment of deferred costs and prepaid royalties(B)	—	—	19,666

Gross profit	257,010	340,122	351,900

Operating expenses:
Research and development	100,955	119,448	113,680
Sales and marketing	118,543	165,856	211,922
Advertising with related party	1,065	33,292	44,213
General and administrative	51,217	79,164	69,981
Impairment of goodwill and long-lived assets	—	175,583	192,676
Restructuring and other charges	12,361	4,017	6,833
Loss on excess office facilities	7,396	—	—

Total operating expenses	291,537	577,360	639,305

Operating loss	(34,527)	(237,238)	(287,405)

Other income (expenses), net:
Interest income, net	2,417	3,969	13,453
Gain (loss) on sale of equity investments	(9)	688	210
Equity in net loss of Rhapsody and other equity method investments	(14,164)	(1,313)	(695)
Impairment of equity investments	—	(5,020)	—
Gain on deconsolidation of Rhapsody	10,929	—	—
Gain on sale of interest in Rhapsody	—	—	14,502
Other income (expense)	1,031	(794)	330

Other income (expense), net	204	(2,470)	27,800

Loss before income taxes	(34,323)	(239,708)	(259,605)
Income taxes benefit (expense)	36,451	(3,321)	(25,828)

Net income (loss)	2,128	(243,029)	(285,433)
Net loss attributable to noncontrolling interest in Rhapsody prior to deconsolidation	2,910	26,265	41,555

Net income (loss) attributable to common shareholders	$5,038	$(216,764)	$(243,878)

Basic net income (loss) per share available to common shareholders	$0.06	$(1.64)	$(1.74)
Diluted net income (loss) per share available to common shareholders	$0.06	$(1.64)	$(1.74)
Shares used to compute basic net income (loss) per share available to common shareholders	135,577	134,612	140,432
Shares used to compute diluted net income (loss) per share available to common shareholders	136,053	134,612	140,432
Comprehensive income (loss):
Net income (loss)	$2,128	$(243,029)	$(285,433)
Unrealized gain (loss) on investments:
Unrealized holding gains (losses), net of tax	7,676	6,667	(2,320)
Foreign currency translation gains (losses)	(1,605)	3,448	(64,141)

Comprehensive income (loss)	$8,199	$(232,914)	$(351,894)

(A) Components of net revenue:
License fees	$74,908	$100,996	$113,990
Service revenue	326,825	461,268	490,820

	$401,733	$562,264	$604,810

(B) Components of cost of revenue:
License fees	$21,451	$35,850	$50,097
Service revenue	123,272	186,292	202,813

	$144,723	$222,142	$252,910

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,128	$(243,029)	$(285,433)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23,401	31,454	45,968
Stock-based compensation	12,203	21,460	23,531
Deferred income tax expense	622	4,255	11,583
Impairment of equity investments	—	5,020	—
Loss (gain) on disposal of equipment, software, and leasehold improvements	(41)	502	10
Excess tax benefit from stock option exercises	(48)	(15)	(127)
Accrued loss on excess office facilities	5,670	(3,982)	(3,490)
Loss (gain) on sale of equity investments	9	(688)	(210)
Equity in net loss of Rhapsody and other investments	14,164	1,313	695
Gain on deconsolidation of Rhapsody	(10,929)	—	—
Gain on sale of interest in Rhapsody	—	—	(14,502)
Impairment of goodwill and long-lived assets	—	175,583	192,676
Accrued restructuring and other charges	652	(2,773)	5,524
Other	451	48	111
Changes in certain assets and liabilities, net of acquisitions and deconsolidation of Rhapsody:
Trade accounts receivable	4,856	10,720	9,518
Prepaid expenses and other assets	(15,425)	1,789	(5,040)
Accounts payable	(1,202)	(4,879)	(13,709)
Accrued and other liabilities	(67,633)	(6,082)	3,609

Net cash used in operating activities	(31,122)	(9,304)	(29,286)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(12,904)	(16,807)	(29,530)
Purchases of short-term investments	(116,831)	(143,273)	(251,887)
Proceeds from sales and maturities of short-term investments	126,398	173,169	194,053
Purchases of intangible and other assets	—	—	(2,839)
Decrease in restricted cash equivalents and investments, net	3,700	1,042	768
Proceeds from sale of equity investments	—	1,014	1,140
Purchases of equity investments	—	(2,000)	(14,731)
Sale of Exomi, net of cash received	49	—	—
Payment in connection with the restructuring of Rhapsody	(18,000)	—	—
Repayment of temporary funding on deconsolidation of Rhapsody	5,869	—	—
Cash used in acquisitions, net of cash acquired	(5,806)	(3,324)	(10,192)

Net cash (used in) provided by investing activities	(17,525)	9,821	(113,218)

Cash flows from financing activities:
Net proceeds from sales of common stock under employee stock purchase plan and exercise of stock options	2,678	1,455	9,570
Repayment of convertible debt	—	—	(100,000)
Net proceeds from sales of interest in Rhapsody	1,213	38,022	44,640
Excess tax benefit from stock option exercises	48	15	127
Repurchase of common stock	—	—	(50,199)

Net cash provided by (used in) financing activities	3,939	39,492	(95,862)

Effect of exchange rate changes on cash and cash equivalents	3,696	4,053	(5,363)

Net (decrease) increase in cash and cash equivalents	(41,012)	44,062	(243,729)
Cash and cash equivalents, beginning of year	277,030	232,968	476,697

Cash and cash equivalents, end of year	$236,018	$277,030	$232,968

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$29,800	$7,888	$—
Cash paid for income taxes	$4,905	$5,697	$12,110

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

NONCONTROLLING INTEREST

	Redeemable Noncontrolling Interest in Rhapsody America	Common Stock		Additional Paid-In Capital	Sale of Noncontrolling Interest in Rhapsody America	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
	(In thousands)
Balances, December 31, 2007	19,613	142,298	142	653,904	—	17,732	203,326	875,104

Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares	—	1,990	2	9,547	—	—	—	9,549
Common shares repurchased	—	(9,955)	(10)	(50,189)	—	—	—	(50,199)
Common shares awarded	—	6	—	21	—	—	—	21
Shares issued for director payments	—	15	—	110	—	—	—	110
Stock-based compensation	—	—	—	23,531	—	—	—	23,531
Unrealized loss on investments, net of income tax	—	—	—	—	—	(2,320)	—	(2,320)
Translation adjustment	—	—	—	—	—	(64,141)	—	(64,141)
Tax deficiency from stock option exercises	—	—	—	(1,600)	—	—	—	(1,600)
Sale of non-controlling interest in Rhapsody	—	—	—	—	7,381	—	—	7,381
Contributions and other transactions with owners	22,321	—	—	—	—	—	—	—
Net loss	(41,555)	—	—	—	—	—	(243,878)	(243,878)

Balances, December 31, 2008	$378	134,354	$134	$635,324	$7,381	$(48,729)	$(40,552)	$553,558

Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares	—	688	1	1,166	—	—	—	1,167
Shares issued for director payments	—	15	—	48	—	—	—	48
Stock-based compensation	—	—	—	21,460	—	—	—	21,460
Unrealized gain on investments, net of income tax	—	—	—	—	—	6,667	—	6,667
Translation adjustment	—	—	—	—	—	3,448	—	3,448
Sale of non-controlling interest in Rhapsody	—	—	—	—	16,663	—	—	16,663
Accretion of Rhapsody redemption value	10,436	—	—	(10,436)	—	—	—	(10,436)
Contributions and other transactions with owners	22,704	—	—	—	—	—	—	—
Net loss	(26,265)	—	—	—	—	—	(216,764)	(216,764)

Balances, December 31, 2009	$7,253	135,057	$135	$647,562	$24,044	$(38,614)	$(257,316)	$375,811

Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares	—	1,008	1	2,517	—	—	—	2,518
Shares issued for director payments	—	18	—	49	—	—	—	49
Stock-based compensation	—	—	—	12,203	—	—	—	12,203
Unrealized gain on investments, net of income tax	—	—	—	—	—	7,676	—	7,676
Translation adjustment	—	—	—	—	—	(1,605)	—	(1,605)
Termination of MTVN redemption and preferred return rights in Rhapsody	(10,436)	—	—	10,436	—	—	—	10,436
Contributions and other transactions with owners	616	—	—	—	619	—	—	619
Deconsolidation of Rhapsody	5,477	—	—	24,663	(24,663)	—	—	—
Net income (loss)	(2,910)	—	—	—	—	—	5,038	5,038

Balances, December 31, 2010	$—	136,083	$136	$697,430	$—	$(32,543)	$(252,278)	$412,745

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2010, 2009 and 2008

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business.    RealNetworks, Inc. and subsidiaries (RealNetworks or Company) is a leading global provider of network-delivered digital media products and services that make it easy to manage, play and share digital media. The Company also develops and markets software products and services that enable the creation, distribution and consumption of digital media, including audio and video.

Inherent in the Company’s business are various risks and uncertainties, including a limited history of certain of its product and service offerings. The Company’s success will depend on the acceptance of the Company’s technology, products and services and the ability to generate related revenue.

Basis of Presentation.    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody and Rhapsody’s financial position and operating results were consolidated into RealNetworks’ financial statements prior to March 31, 2010. MTVN’s proportionate share of income (loss) was included in noncontrolling interest in Rhapsody in the consolidated statements of operations and comprehensive income (loss). MTVN’s proportionate share of equity was included in noncontrolling interest in Rhapsody in the consolidated balance sheets. On March 31, 2010, the Company and MTVN restructured Rhapsody, and RealNetworks held approximately 47% of the outstanding shares of capital stock of Rhapsody after the restructuring and as of December 31, 2010. Since March 31, 2010, RealNetworks has not held a controlling interest in Rhapsody and therefore, the Company has treated its ownership interest in Rhapsody as an equity method investment. Rhapsody’s financial position as of March 31, 2010 and its operating results beginning April 1, 2010 are no longer consolidated with RealNetworks’ consolidated financial statements.

The consolidated financial statements reflect all adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the year ended December 31, 2010 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2011.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade Accounts Receivable.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts and sales returns is the Company’s best estimate of the amount of probable credit losses and returns in the Company’s existing accounts receivable. The Company determines the allowances based on analysis of historical bad debts, customer concentrations, customer credit-worthiness, return history and current economic trends. The Company reviews its allowances for doubtful accounts and sales returns quarterly. Past due balances over 90 days and specified other balances are reviewed individually for collectability. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Concentration of Credit Risk.    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Short-term investments consist of U.S. government and government agency securities and corporate notes and bonds. The Company derives a portion of its revenue from a large number of individual consumers spread globally. The Company also derives revenue from several large customers. If the financial condition or results of operations of any one of the large customers deteriorates substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not generally require collateral and maintains reserves for estimated credit losses on customer accounts when considered necessary.

Depreciation and Amortization.    Depreciation and amortization of equipment, software, and leasehold improvements are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term. Approximate useful life of equipment and software is three to five years and for leasehold improvements is one to ten years.

Depreciation expense during the years ended December 31, 2010, 2009, and 2008 was $18.7 million, $22.7 million, and $23.1 million, respectively.

Valuation of Equity Method Investments.    The Company uses the equity method in circumstances where it has the ability to exert significant influence, but not control, over an investee or joint venture. The Company initially records its investment based on a fair value analysis of its investment. Prior to 2010, most of the Company’s equity method investments were purchased with cash which was determined to be fair value. For the investment in Rhapsody as of March 31, 2010, the Company used multiple valuation models that were based on assumptions of future results made by management, including operating and cash flow projections, to calculate the fair value since the Company contributed both cash and non-cash items in exchange for its equity interest.

The Company records its percentage interest in the investee or joint venture’s income or loss under this method, which will increase or decrease the value of the investment. The Company records investee losses up to the aggregate amount of the investment.

The Company would evaluate impairment of an investment valued under the equity method only if events and circumstances warrant. An impairment charge would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary, the Company considers factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investee or joint venture, the near-term and longer-term operating and financial prospects of the investee or joint venture and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

Goodwill.    Goodwill is tested for impairment on an annual basis, in the Company’s fourth quarter, or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. The Company considers a synthesis of the following important factors that could trigger an impairment review including the following:

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development.    Costs incurred in research and development are expensed as incurred. Software development costs are capitalized when a product’s technological feasibility has been established through the date the product is available for general release to customers. Other than internal use software, the Company has not capitalized any software development costs, as technological feasibility is generally not established until a working model is completed, at which time substantially all development is complete.

Restructuring and Other Charges.    During the years ended December 31, 2010, 2009 and 2008, the Company recorded restructuring charges of $12.4 million, $4.0 million and $4.0 million, respectively. These charges were primarily a result of workforce reductions. Severance charges accounted for a majority of the expense recorded. All charges were recorded in accordance with FASB ASC 420 — Exit or Disposal Cost Obligations. In addition to these charges for the year ended December 31, 2008 was a $2.8 million charge related to the write-off of capitalized transaction-related costs associated with the plan to separate the Games business from the Company.

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

In the Company’s direct to consumer business, the Company derives revenue through (1) subscriptions of SuperPass within the Company’s Core Products segment and subscriptions sold by the Company’s Games segment, (2) sales of content downloads, software and licenses offered by the Company’s Core Products, Emerging Products and Games segments and (3) the sale of advertising and the distribution of third-party products on its websites by the Company’s Emerging Products and Games segments. Prior to April 1, 2010, the Company’s direct to consumer business also included the products and services offered by the Company’s Music segment, which were primarily sold by the Company’s Rhapsody joint venture. Beginning on April 1, 2010, revenue from the Company’s Rhapsody joint venture is no longer consolidated within the Company’s financial statements. The Company records its equity in net loss of Rhapsody and is no longer recording any operating or other financial results for the former Music segment.

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

The Company also generates revenue through business-to-business channels by providing services within the Company’s Core Products segment enabling mobile carriers to deliver audio and video content to their customers and by selling software licenses and products and related support and other services.

Revenue generated from services provided to mobile carriers that enable the delivery of audio and video content to their customers is recognized as the services are provided. Setup fees to build these services are recognized ratably upon launch of the service over the remaining expected term of the service.

A portion of the revenue related to the sale of software licenses and products and related support and other services is recorded as unearned due to undelivered elements including, in some cases, post-delivery support and

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the right to receive unspecified upgrades or enhancements on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the vendor specific objective evidence of fair value for those elements using the residual method or relative fair value method. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related products’ contract term.

Advertising Expenses.    The Company expenses the cost of advertising and promoting its products as incurred. These costs are included in sales and marketing expense and totaled $29.5 million in 2010, $42.5 million in 2009 and $61.9 million in 2008. The Company also incurred $1.1 million, $33.3 million, and $44.2 million of advertising expenses with MTVN, a related party, in 2010, 2009, and 2008, respectively.

Foreign Currency.    The functional currency of the Company’s foreign subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. The net gain or loss resulting from translation is shown as translation adjustment and included in accumulated other comprehensive income in shareholders’ equity. Income and expense accounts are translated into U.S. dollars using average rates of exchange. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2010, 2009, and 2008.

Derivative Financial Instruments.    The Company conducts business internationally in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. A portion of these risks are managed through the use of financial derivatives, but fluctuations in foreign exchange rates could impact the Company’s results of operations and financial position. The Company’s foreign currency risk management program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

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

Accounting for Gains on Sale of Subsidiary Stock.    Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) which was primarily codified into FASB ASC 810 — Consolidation (ASC 810). Current guidance requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be recorded as an equity transaction. The Company elected to recognize any such gain in its consolidated statements of operations prior to January 1, 2009 as was allowable under generally accepted accounting principles in place at that time if certain recognition criteria were met. Due to the completion of the restructuring of Rhapsody on March 31, 2010, which resulted in the Company holding approximately 47% of the outstanding shares of capital stock of Rhapsody, this accounting policy will no longer apply with respect to its investment as the Company no longer consolidates Rhapsody and no longer reports a noncontrolling interest.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2010, the Company had equity-based awards outstanding under five stock-based employee compensation plans, which are described more fully in Note 14.

Noncontrolling Interest.    The Company records noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest holders in the consolidated statement of operations. Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow the Company’s historical disclosure only policy for the redemption feature. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Net loss attributable to the noncontrolling interest in Rhapsody is included within the consolidated statements of operations and comprehensive income (loss). The Company applied this accounting policy to the noncontrolling interest in Rhapsody that was held by MTVN for periods beginning when Rhapsody was formed in August 2007 through the quarter ended March 31, 2010. Due to the completion of the restructuring of Rhapsody on March 31, 2010, which resulted in the Company holding approximately 47% of the outstanding shares of capital stock of Rhapsody, this accounting policy will no longer apply with respect to the Company’s investment as the Company no longer consolidates Rhapsody and no longer reports a noncontrolling interest.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Share.    Basic net income (loss) per share available to common shareholders is computed by dividing net income (loss) attributable to common shareholders adjusted for the impact of MTVN’s preferred return in Rhapsody by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share available to common shareholders is computed by dividing net income (loss) attributable to common shareholders adjusted for the impact of MTVN’s preferred return in Rhapsody by the weighted average number of common and dilutive potential common shares outstanding during the period. Share counts used to compute basic and diluted net income (loss) per share available to common shareholders are calculated as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net income (loss) available to common shareholders:
Net income (loss) attributable to common shareholders	$5,038	$(216,764)	$(243,878)
Less termination (accretion) of MTVN’s preferred return in Rhapsody	3,700	(3,700)	—

Net income (loss) available to common shareholders	$8,738	$(220,464)	$(243,878)

Weighted average common shares outstanding used to compute basic net income (loss) per share available to common shareholders	135,577	134,612	140,432
Dilutive potential common shares:
Stock options and restricted stock	476	—	—

Shares used to compute diluted net income (loss) per share available to common shareholders	136,053	134,612	140,432

Basic net income (loss) per share available to common shareholders	$0.06	$(1.64)	$(1.74)
Diluted net income (loss) per share available to common shareholders	$0.06	$(1.64)	$(1.74)

Approximately 19.8 million, 26.1 million, and 39.5 million shares of common stock potentially issuable from stock options during the years ended December 31, 2010, 2009, and 2008, respectively, are excluded from the calculation of diluted net income (loss) per share because of their antidilutive effect.

Accumulated Other Comprehensive Income (loss).    The Company’s accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 consisted of unrealized gains (losses) on marketable securities and foreign currency translation gains (losses). The tax effect of unrealized gains (losses) on investments and the foreign currency translation gains (losses) has been taken into account, if applicable.

The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,
	2010	2009
Unrealized gains on investments, net of taxes	$17,859	$10,183
Foreign currency translation adjustments	(50,402)	(48,797)

Accumulated other comprehensive income (loss)	$(32,543)	$(38,614)

Reclassifications.    Certain reclassifications have been made to the 2009 and 2008 consolidated financial statements to conform to the 2010 presentation.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards.    With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance to the Company.

In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company anticipates no material impact of the adoption of ASU 2009-13 on its consolidated results of operations and financial condition.

In September 2009, the FASB ratified ASU 2009-14 (ASU 2009-14) (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements). ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company anticipates no material impact of the adoption of ASU 2009-14 on its consolidated results of operations and financial condition.

Note 2.    Stock-Based Compensation

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

The fair value of options granted was determined using the Black-Scholes model and the following weighted average assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.56%	1.78%	2.60%
Expected term (years)	4.0	4.2	4.2
Volatility	62%	63%	45%

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of service revenue	$1,189	$1,653	$2,570
Research and development	3,215	8,327	8,410
Sales and marketing	3,788	4,830	5,860
General and administrative	4,011	6,650	6,691

Total stock-based compensation expense	$12,203	$21,460	$23,531

No stock-based compensation was capitalized as part of the cost of an asset as of December 31, 2010, 2009, or 2008. As of December 31, 2010, the Company had $12.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.

For further information related to the Company’s equity compensation plans see Note 14, Shareholders’ Equity.

Note 3.    Rhapsody Joint Venture

Restructuring of Rhapsody

As described in Note 1, Summary of Significant Accounting Policies, the Company initially formed in August 2007 a joint venture with MTVN to own and operate a business-to-consumer digital audio music service known as Rhapsody. Prior to March 31, 2010, the Company owned 51% of the outstanding equity interests of Rhapsody and MTVN owned the remaining 49%. On March 31, 2010, restructuring transactions involving Rhapsody were completed, and Rhapsody was converted from a limited liability company to a corporation. Following the completion of the restructuring transactions, RealNetworks owned approximately 47%, MTVN owned 47%, and two minority stockholders held slightly more than 5% of the outstanding shares of capital stock of Rhapsody.

As part of the March 31, 2010 restructuring, RealNetworks contributed $18.0 million in cash, the Rhapsody brand and certain other assets, including content licenses, in exchange for shares of convertible preferred stock of Rhapsody, carrying a $10.0 million preference upon certain liquidation events. RealNetworks also repurchased the international radio business that was previously contributed to Rhapsody by RealNetworks. MTVN contributed a $33.0 million advertising commitment in exchange for shares of common stock of Rhapsody, and MTVN’s previous obligation to provide advertising of approximately $111 million as of December 31, 2009 was cancelled. In addition, the put and call rights held by RealNetworks and MTVN and MTVN’s rights to receive a preferred return in connection with the exercise of MTVN’s put right were terminated. RealNetworks is also providing certain operational transition services to Rhapsody. These transition services are expected to be completed in 2011. Rhapsody is governed by a board of directors with two directors appointed by each of the Company and MTVN and one independent director appointed by mutual agreement of the Company and MTVN.

Effective March 31, 2010, RealNetworks no longer has a controlling interest in Rhapsody and therefore, the operating results of Rhapsody are accounted for under the equity method of accounting for investments, and the Company’s proportionate share of the income or loss is recognized as a component of other income and expense, net in the Company’s consolidated statements of operations in periods subsequent to March 31, 2010. As a result of the deconsolidation of Rhapsody’s operations from the Company’s financial statements, the Company will no longer record any operating results for its Music segment for periods subsequent to March 31, 2010. The Company now reports its share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income (expense).” The removal of these assets and liabilities and the

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

creation of the initial equity method investment resulted in a one-time net gain of $10.9 million recorded in other income and expense, net in the Company’s consolidated statement of operations, at which time the Company determined the fair value of its retained equity interest of approximately 47% to be approximately $29.7 million as of March 31, 2010. The Company recorded its share of losses in the operations of Rhapsody of approximately $14.2 million for the nine month period from April 1, 2010 to December 31, 2010. These losses reduced the original carrying value of the equity investment accordingly to approximately $15.5 million as of December 31, 2010.

As mentioned above, MTVN’s preferred return rights were terminated in connection with the restructuring of Rhapsody. Prior to the restructuring, if the appraised value of Rhapsody at a redemption date was less than $436.3 million, then the exercise price of the put right would have included a preferred return to MTVN. The Company previously elected to accrete any excess of the redemption value over the carrying amount of the noncontrolling interest as an adjustment to income attributable to common shareholders, and adjusted earnings per share for the current quarter’s accretion of the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature. Due to the termination of MTVN’s preferred return rights at the completion of the restructuring, the Company decreased the noncontrolling interest that was on its consolidated balance sheet on March 31, 2010 prior to the transaction described above by $10.4 million as part of the deconsolidation transactions, of which $3.7 million was an adjustment to income attributable to common shareholders for the purposes of calculating earnings per share for the year ended December 31, 2010.

Summarized financial information for Rhapsody for the period accounted for under the equity method is as follows (in thousands);

Nine Months Ended December 31, 2010
Statements of Operations Data:
Net revenue	$91,279
Gross profit	25,702
Net loss	(31,007)

As of December 31, 2010
Balance Sheet Data:
Current assets	$36,391
Non-current assets	16,748
Current liabilities	32,117
Non-current liabilities	7,494

The March 31, 2010 transaction described above was accounted for as a business combination by Rhapsody. The summarized financial information included above may be subject to additional purchase allocation adjustments as Rhapsody is still within the allocation period and is in the process of finalizing certain asset valuations and other opening balance sheet amounts.

Note 4.    Fair Value Measurements

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, short-term investments, and equity investments. The fair value of these financial assets was determined based on three levels of inputs:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets that have been measured at fair value (in thousands) on a recurring basis as of December 31, 2010 and 2009 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents
Money market funds	$44,348	$44,348	$—	$—
Corporate notes and bonds	120,984	120,984	—	—
U.S. government agency securities	3,700	3,700	—	—
Short-term investments
Corporate notes and bonds	76,157	76,157	—	—
U.S. government agency securities	22,146	22,146	—	—
Restricted cash	10,000	10,000	—	—
Equity investments
Publicly traded investments	27,541	27,541	—	—

Total	$304,876	$304,876	$—	$—

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents
Money market funds	$223,909	$223,909	$—	$—
Short-term investments
Corporate notes and bonds	73,462	73,462	—	—
U.S. government agency securities	34,408	34,408	—	—
Restricted cash	13,700	13,700	—	—
Equity investments
Publicly traded investments	19,503	19,503	—	—

Total	$364,982	$364,982	$—	$—

Investments in marketable securities classified as short-term investments and equity investments of public companies are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The Company carries its equity investments in private companies at cost and no fair value is derived on a recurring basis. The Company has consistently applied these valuation techniques in all periods presented.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities of the Company are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The Company performed a valuation using Level 3 inputs of its investment in the Rhapsody joint venture as of March 31, 2010. The Company performed the analysis as a result of the restructuring and related deconsolidation of Rhapsody, which is further described in Note 3, Rhapsody Joint Venture. The fair value analysis used multiple valuation models and was based on assumptions of future results made by management, including operating and cash flow projections.

The Company also performed a valuation of its goodwill as of June 30, 2009 using Level 3 inputs and recorded goodwill impairment charges of $175.6 million during the quarter ended June 30, 2009. See Note 10, Goodwill for a description of the inputs, valuation techniques and other information used to determine the fair value of the Company’s goodwill as of June 30, 2009 and the related impairments.

Note 5.    Cash, Cash Equivalents, Short-Term Investments, and Restricted Cash Equivalents

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2010 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$66,986	$—	$—	$66,986
Money market mutual funds	44,348	—	—	44,348
Corporate notes and bonds	120,984	—	—	120,984
U.S. Government agency securities	3,700	—	—	3,700

Total cash and cash equivalents	236,018	—	—	236,018

Short-term investments:
Corporate notes and bonds	75,962	221	(26)	76,157
U.S. Government agency securities	22,126	23	(3)	22,146

Total short-term investments	98,088	244	(29)	98,303

Total cash, cash equivalents, and short-term investments	$334,106	$244	$(29)	$334,321

Restricted cash equivalents	$10,000	$—	$—	$10,000

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2009 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$53,121	$—	$—	$53,121
Money market mutual funds	223,909	—	—	223,909

Total cash and cash equivalents	277,030	—	—	277,030

Short-term investments:
Corporate notes and bonds	72,731	732	(1)	73,462
U.S. Government agency securities	34,560	5	(157)	34,408

Total short-term investments	107,291	737	(158)	107,870

Total cash, cash equivalents, and short-term investments	$384,321	$737	$(158)	$384,900

Restricted cash equivalents	$13,700	$—	$—	$13,700

At December 31, 2009, restricted cash equivalents and investments represent cash equivalents and short-term investments pledged as collateral against two letters of credit for a total of $13.7 million in connection with two lease agreements. During the quarter ended June 30, 2010, the Company completed its obligation with one of the two lease agreements, and as a result, $3.7 million of restricted cash equivalents and investments was reclassified into cash and cash equivalents resulting in restricted cash equivalents totaling $10.0 million as of December 31, 2010.

Realized gains or losses on sales of available-for-sale securities for 2010, 2009, and 2008 were not significant.

Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The contractual maturities of short-term investments at December 31, 2010 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Within one year	$71,920	$72,045
Between one year and five years	26,168	26,258
Between five year and fifteen years	—	—

Total short-term investments	$98,088	$98,303

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.    Allowance for Doubtful Accounts Receivable and Sales Returns

Activity in the allowance for doubtful accounts receivable is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of year	$2,912	$3,532	$1,117
Additions charged to expenses	114	1,523	2,759
Amounts written off	(1,364)	(2,117)	(469)
Effects of foreign currency translation	(133)	(28)	125

Balance, end of year	$1,529	$2,912	$3,532

Activity in the allowance for sales returns is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of year	$1,012	$1,099	$1,338
Additions charged to revenue	3,175	2,840	3,102
Amounts written off	(3,149)	(2,927)	(3,347)
Effects of foreign currency translation	1	—	6

Balance, end of year	$1,039	$1,012	$1,099

One customer accounted for 15% of trade accounts receivable as of December 31, 2010. Two customers accounted for 18% and 10% of trade accounts receivable, respectively, as of December 31, 2009.

No one customer accounted for more than 10% of total revenue during the years ended December 31, 2010, 2009 and 2008.

Note 7.    Deferred Costs

Deferred costs, consisting of costs being amortized over the respective contract lives, are as follows (in thousands):

	December 31,
	2010	2009
Deferred costs	$27,574	$15,374
Less current portion	9,173	5,192

Deferred costs, non-current portion	$18,401	$10,182

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

The Company recognizes such costs as a component of cost of revenue, the timing of which is dependent upon the revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided. For revenue recognized ratably over the term of the contract, costs are also recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet date, the Company reviews its deferred costs to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue or if actual deferred costs exceed contractual revenue. As of December 31, 2008, the Company determined that the total estimated costs associated with certain projects exceeded the total estimated revenues expected to be recognized on those projects. As a result, the Company impaired approximately $10.8 million in deferred project costs. In addition, the Company assessed the recovery of recoupable royalty advances paid to certain content providers. As of December 31, 2008, the Company determined that approximately $8.8 million in royalty advances was not recoverable and therefore charged to expense. Both charges were included in impairment of deferred project costs and prepaid royalties in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2008. No such charges existed in 2010 or 2009.

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

Note 8.    Available for Sale Securities

The Company has certain available for sale securities in which the Company holds less than a 20 percent voting interest. Publicly traded investments are accounted for at market value. Changes in the market value of the investments are recognized as unrealized gains (losses), net of income tax, and are recorded in the accompanying consolidated balance sheets as a component of accumulated other comprehensive income. Private company investments are recorded at cost.

Summary of available for sale securities is as follows (in thousands):

	2010		2009
	Cost	Carrying Value	Cost	Carrying Value
Available for sale securities	$10,765	$27,541	$10,765	$19,503

As of December 31, 2010 and 2009, the carrying value of equity investments in publicly traded companies consists primarily of J-Stream Inc. (J-Stream), a Japanese media services company, and LoEn Entertainment, a Korean digital music distribution company. These equity investments are accounted for as available-for-sale. The market value of the shares of J-Stream increased from the original cost of $812,000 to a carrying value of $5.7 million and $3.3 million as of December 31, 2010 and 2009, respectively. The investment in LoEn Entertainment increased from the original cost of $9.9 million to a carrying value of $21.8 million and $16.2 million as of December 31, 2010 and 2009, respectively. Although the carrying value of the available for sale securities was $27.5 million at December 31, 2010, there can be no assurance that any gain can be realized through the disposition of these shares.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.    Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net
Customer relationships	$28,841	$23,235	$5,606
Developed technology	26,534	25,362	1,172
Patents, trademarks and tradenames	5,334	5,250	84
Service contracts	6,122	6,032	90

Total other intangible assets, December 31, 2010	$66,831	$59,879	$6,952

Total other intangible assets, December 31, 2009	$78,128	$67,478	$10,650

In the quarter ended September 30, 2010, the Company acquired Backstage Technologies Incorporated (Backstage), a social games company based in Canada, for approximately $6.0 million and identified other intangible assets associated with the acquisition of approximately $1.7 million.

Amortization expense related to other intangible assets during the years ended December 31, 2010, 2009, and 2008 was $4.7 million, $8.8 million, and $22.9 million, respectively.

As of December 31, 2010 estimated future amortization of other intangible assets is as follows (in thousands):

2011	$2,882
2012	2,467
2013	1,603
2014	—
2015	—
Thereafter	—

Total	$6,952

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amount of an asset is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows. The impairment analysis is based on significant assumptions of future results made by management, including operating and cash flow projections. The Company determined that the net book value related to certain intangible assets exceeded the fair value attributable to such intangible assets as of December 31, 2008. As a result, the Company recorded charges of $57.6 million as impairments of long-lived assets within its consolidated statements of operations and comprehensive income in 2008. No such impairments were recognized in either 2010 or 2009.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.    Goodwill

Changes in goodwill are as follows (in thousands):

	2010	2009
Balance, beginning of year
Goodwill	$310,653	$310,334
Accumulated impairment losses	(310,653)	(135,070)

	—	175,264

Changes in Goodwill
Increases due to current year acquisitions	4,638	—
Impairment of goodwill	—	(175,583)
Effects of foreign currency translation	322	319

	4,960	—
Balance, end of year
Goodwill	315,613	310,653
Accumulated impairment losses	(310,653)	(310,653)

	$4,960	$—

In the quarter ended September 30, 2010, the Company acquired Backstage for approximately $6.0 million and recorded goodwill associated with the acquisition of $4.6 million. As of December 31, 2010, the entire balance of goodwill related to the Company’s Games segment.

During the quarter ended June 30, 2009, the Company determined that the implied fair value of goodwill was zero for each of its reporting units. As a result, the Company impaired $175.6 million, the remaining amount of its goodwill, during the quarter ended June 30, 2009. No other impairments of goodwill and long-lived assets were recorded in 2009.

As part of the Company’s annual goodwill impairment testing during the quarter ended December 31, 2008, the Company determined that the carrying value for two of its historical reporting units exceeded their respective fair values, indicating that goodwill within each reporting unit was potentially impaired. The Company performed an analysis to determine the implied fair value of goodwill and recorded an impairment of goodwill of approximately $135.1 million as a result.

Note 11.    Accrued and Other Liabilities

Accrued and other liabilities consist of (in thousands):

	December 31,
	2010	2009
Royalties and costs of sales and fulfillment	$30,190	$53,693
Employee compensation, commissions and benefits	19,353	20,077
Sales, VAT and other taxes payable	13,104	16,907
Legal fees and contingent legal fees	536	5,251
Deferred tax liabilities—current	12,162	8,622
Other	10,357	20,384

Total	$85,702	$124,934

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.    Loss on Excess Office Facilities

In June 2010, the Company implemented a business and operational reorganization which led to the reduction of its use of office space in its corporate headquarters in Seattle, Washington and one of its offices in Europe. As a result, the Company recorded losses of $7.4 million during the year ended December 31, 2010. These losses represented approximately $5.5 million of rent and contractual operating expenses over the remaining life of the lease, and approximately $1.6 million for the write-down of leasehold improvements to their estimated fair value. The Company regularly evaluates the market for office space. If the market for such space changes further in future periods, the Company may have to revise its estimates which may result in future gains or losses on excess office facilities.

The total accrued loss of $4.5 million and $3.2 million for estimated future losses on excess office facilities at December 31, 2010 and 2009, respectively, is shown net of expected future sublease income of $0.1 million and $2.1 million, respectively, which was committed under sublease contracts at the time of the estimate. The Company regularly evaluates the market for office space in the cities where it has operations.

Changes to the accrued losses on excess office facilities are as follows (in thousands):

	December 31,
	2010	2009
Accrued loss, beginning of year	$3,228	$7,210
Additional accrued loss on excess office facilities resulting from 2010 restructuring	7,396	—
Less writedown-down of leasehold improvements	(1,552)	—
Less amounts paid on accrued loss on excess office facilities, net of sublease income	(4,548)	(3,982)

Accrued loss on excess office facilities, December 31, 2010	4,524	3,228
Less current portion	(1,144)	(3,228)

Accrued loss on excess office facilities, non-current portion	$3,380	$—

Note 13.    Convertible Debt

During 2003, the Company issued $100.0 million aggregate principal amount of zero coupon convertible subordinated notes due July 1, 2010, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes were subordinated to any Company senior debt and are also effectively subordinated in right of payment to all indebtedness and other liabilities of its subsidiaries. The notes were convertible into shares of the Company’s common stock based on an initial effective conversion price of $9.30 if (1) the closing sale price of the Company’s common stock exceeded $10.23, subject to certain restrictions, (2) the notes were called for redemption, (3) the Company made a significant distribution to its shareholders or became party to a transaction that would result in a change in control, or (4) the trading price of the notes fell below 95% of the value of common stock that the notes are convertible into, subject to certain restrictions; one of which allowed the Company, at its discretion, to issue cash or common stock or a combination thereof upon conversion. As a result of this issuance, the Company received proceeds of $97.0 million, net of offering costs. The offering costs were included in other assets and were being amortized over a 5-year period. Interest expense from the amortization of offering costs in the amount of $0.3 million was recorded in interest income, net during the year ended December 31, 2008. During the quarter ended September 30, 2008, the Company repurchased $100.0 million of its outstanding convertible debt. After the repurchase, no convertible debt remains outstanding.

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

Equity Compensation Plans.    The Company has equity-based awards outstanding under five equity compensation plans (Plans) to compensate employees and Directors for past and future services. Generally, options vest based on continuous employment, over a two, four or five-year period. The options expire in either seven, ten, or twenty years from the date of grant and are exercisable at the fair market value of the common stock at the grant date.

Restricted Stock Units and Awards.    In 2010, 2009, and 2008, the Company granted restricted stock units and awards representing 284,982, 50,136, and 926,351 shares of common stock, respectively, pursuant to the Company’s 2005 Stock Incentive Plan (2005 Plan). The weighted average fair value of restricted stock units and awards granted was $3.17, $2.77, and $6.08 in 2010, 2009, and 2008, respectively. Each restricted stock unit granted or cancelled either reduces or increases the shares available for grant under the 2005 Plan by a specified factor set forth in the 2005 Plan. This factor by which restricted stock units affect the shares available for grant was changed from 1.6 shares to 2.2 shares as of June 25, 2007 and was subsequently changed back to 1.6 shares, effective December 17, 2009.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock options and restricted stock units activity is as follows:

	Shares Available for Grant in (000’s)	Options Outstanding		Weighted Average Fair Value Grants
		Number of Shares in (000’s)	Weighted Average Exercise Price
Balances, December 31, 2007	8,145	42,495	$7.76
Options granted at common stock price	(7,397)	7,397	6.08	2.38
Stock awards and restricted stock units granted	(2,038)			6.08
Stock awards and restricted stock units cancelled	171
Options exercised	—	(1,526)	5.23
Options cancelled	8,831	(8,831)	8.22

Balances, December 31, 2008	7,712	39,535	7.41

Options granted at common stock price	(3,247)	3,247	3.00	1.50
Stock awards and restricted stock units granted	(109)			2.77
Stock awards and restricted stock units cancelled	225
Options cancelled as part of stock option exchange(1)	5,097	(18,939)	7.90
Options granted as part of stock option exchange(1)	—	8,064	3.63
Options exercised	—	(36)	1.49
Options cancelled	5,773	(5,773)	7.51

Balances, December 31, 2009	15,451	26,098	6.11

Options granted at common stock price	(7,007)	7,007	3.89	1.87
Stock awards and restricted stock units granted	(456)			3.17
Stock awards and restricted stock units cancelled	447
Options exercised	—	(530)	2.95
Options cancelled	10,340	(10,340)	5.34

Balances, December 31, 2010	18,775	22,235	4.92

(1)	The Company’s stock option exchange program and the amended and restated 2005 Stock Incentive Plan used a specific calculation to determine the number of shares available for grant immediately after the exchange. Based on this calculation, the number of shares available as of December 17, 2009 was 15.9 million shares. This resulted in an increase of the previously outstanding number available for grant by approximately 5.1 million shares.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2010:

Exercise Prices	Options Outstanding		Weighted Average Exercise Price	Options Exercisable
	Number of Shares (in 000’s)	Weighted Average Remaining Contractual Life (Years)		Number of Shares (in 000’s)	Weighted Average Exercise Price
$0.02 — $3.00	2,845	6.19	$2.64	699	$1.83
$3.04 — $3.60	1,806	6.31	3.29	307	3.17
$3.61 — $3.63	5,357	5.79	3.63	4,852	3.63
$3.64 — $4.27	2,820	6.65	4.03	1,052	3.84
$4.42 — $5.01	2,308	5.05	4.70	880	4.86
$5.03 — $6.09	2,799	5.25	5.86	2,237	5.84
$6.12 — $7.69	2,362	5.61	6.97	2,088	7.00
$7.85 — $11.62	1,817	2.45	8.74	1,785	8.75
$30.56 — $30.56	1	9.28	30.56	1	30.56
$46.00 — $46.00	120	8.32	46.00	120	46.00

	22,235	5.57	$4.92	14,021	$5.49

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2010 was $9.7 million and $5.1 million, respectively.

Employee Stock Purchase Plan.    In 2007, the Company adopted the 2007 Employee Stock Purchase Plan (2007 ESPP) to replace the 1998 Employee Stock Purchase Plan, which expired on December 31, 2007 following the conclusion of the final offering period. There are 3.5 million shares of common stock reserved for issuance under the 2007 ESPP (giving effect to the additional 2.0 million shares authorized for issuance in October 2010), and there were 4.0 million shares of common stock reserved for issuance under the 1998 ESPP. Under the 1998 ESPP and the 2007 ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to 85 percent of the fair market value of the common stock at the end of the semi-annual offering periods. Under the 2007 ESPP, 361,000, 511,000 and 394,000 shares at a weighted average fair value of the employee stock purchase rights of $0.58, $0.49 and $0.72 were purchased during the years ended December 31, 2010, 2009 and 2008, respectively.

Repurchase of Common Stock.    The Company’s Board of Directors had previously authorized share repurchase programs for the repurchase of its outstanding common stock, and all repurchases have been made pursuant to these authorized programs. During 2008, the Company repurchased 10.0 million shares for an aggregate value of $50.2 million at an average cost of $5.04 per share. The purchases made through December 31, 2008 completed the authorized amount for all of the repurchase programs.

Stock Option Exchange.    On September 21, 2009, RealNetworks’ shareholders approved a proposal to allow for a one-time stock option exchange program designed to provide eligible employees an opportunity to exchange certain outstanding underwater stock options for a lesser amount of new options to be granted with lower exercise prices. Stock options eligible for exchange were those with an exercise price per share greater than $4.48. On November 19, 2009, the Company commenced the option exchange program, which expired on December 17, 2009. A total of 18.9 million eligible stock options were tendered by employees, representing 72% of the total stock options eligible for exchange. Section 16 officers and directors of the Company were not eligible to participate in the exchange. On December 17, 2009, the Company granted an aggregate of 8.1 million new stock options in exchange for the eligible stock options surrendered. The exercise price of the new stock options was $3.63, which was the closing price of the Company’s common stock on December 17, 2009. The new stock options were granted under the 2005 Plan. No incremental stock option expense was recognized for

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the exchange because the fair value of the new options, using standard employee stock option valuation techniques, was not greater than the fair value of the surrendered options they replaced.

Note 15.    Income Taxes

Components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
United States operations	$(49,650)	$(191,738)	$(88,292)
Foreign operations	15,327	(47,970)	(171,313)

Income (loss) before income taxes	$(34,323)	$(239,708)	$(259,605)

Components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
United States federal	$(45,844)	$(3,400)	$6,360
State and local	(379)	457	(2,449)
Foreign	9,150	2,009	10,333

Total current	(37,073)	(934)	14,244
Deferred:
United States federal	—	5,741	33,603
State and local	—	(741)	1,044
Foreign	622	(745)	(23,063)

Total deferred	622	4,255	11,584

Total income tax expense (benefit)	$(36,451)	$3,321	$25,828

Income tax expense differs from “expected” income tax expense (computed by applying the U.S. federal income tax rate of 35%) due to the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
United States federal tax expense (benefit) at statutory rate	$(12,013)	$(83,898)	$(90,862)
State taxes, net of United States federal tax benefit	(379)	(284)	(1,405)
Change in valuation allowance	13,191	16,207	50,154
Non-deductible stock compensation	992	1,551	1,758
Non-deductible goodwill impairment charge	—	54,740	38,750
Impact of non-U.S. jurisdictional tax rate difference	(1,173)	5,206	13,666
Non-taxable income attributable to noncontrolling interest	1,018	9,193	14,544
Extraterritorial Income Exclusion and previously acquired NOLs	(32,232)	—	—
Research and development tax credit	(2,053)	(1,727)	(2,192)
Increase/(reversal) of unrecognized tax benefits	(4,410)	2,137	1,536
Other	608	196	(121)

Total income tax expense (benefit)	$(36,451)	$3,321	$25,828

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets are comprised of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
United States federal net operating loss carryforwards	$29,411	$18,740
Deferred expenses	6,515	20,634
Research and development tax credit carryforwards	21,063	—
Alternative minimum tax credit carryforward	3,068	—
Net unrealized loss on investments	11,512	10,924
Capital loss carryforwards	5,302	9,910
Accrued loss on excess office facilities	1,696	1,199
Stock-based compensation	15,124	17,688
State net operating loss carryforwards	5,702	4,611
Foreign net operating loss carryforwards	3,092	6,157
Deferred revenue	1,150	493
Equipment, software, and leasehold improvements	10,285	6,304
Basis difference in majority owned partnership	—	4,853
Intangibles	47	3,426
Other	7,502	8,348

Gross deferred tax assets	121,469	113,287
Less valuation allowance	106,169	101,025

Gross deferred tax assets, net of valuation allowance	15,300	12,262

Deferred tax liabilities:
Other intangible assets	(1,297)	(1,408)
Net unrealized gains on investments	(7,088)	(1,121)
Other	(1,236)	(1,380)
Prepaid expenses	(2,184)	(2,522)
Capitalized software development costs	(2,971)	(4,267)

Gross deferred tax liabilities	(14,776)	(10,698)

Net deferred tax assets	$524	$1,564

Income tax receivables were $14.6 million and $7.8 million at December 31, 2010 and 2009, respectively. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the appropriate taxing jurisdictions. In 2010, the Company has continued to provide a valuation allowance on the deferred tax assets that the Company believes are not more likely than not to be realized.

The net change in valuation allowance was a $5.1 million and $10.0 million increase during the years ended December 31, 2010 and 2009, respectively. The 2010 net increase in valuation allowance is caused by the Company not being able to project future income in most jurisdictions.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s United States federal net operating loss carryforwards totaled $84.0 million and $53.5 million at December 31, 2010 and 2009, respectively. These net operating loss carryforwards begin to expire between 2011 and 2030. In 2010, the remaining net operating loss carryforwards are from the U.S. taxable loss in 2010 and acquired subsidiaries that are limited under Internal Revenue Code Section 382. The Company’s United States federal research and development tax credit carryforward totaled $21.0 million and $0 at December 31, 2010 and 2009, respectively, as a result of the Internal Revenue Service (IRS) audit. The research and development credit carryforwards expire between 2020 and 2030. The Company’s alternative minimum tax credit carryforward totaled $3.1 million and $0 at December 31, 2010 and December 31, 2009, respectively, as a result of the IRS audit; the alternative minimum tax credit can be carried forward indefinitely. The Company has not provided for U.S. deferred income taxes or withholding taxes on certain non-U.S. subsidiaries’ undistributed earnings. These earnings are intended to be permanently reinvested in operations outside of the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the availability of foreign tax credits and the complexity of the computation, if such earnings were not deemed to be permanently reinvested.

The Company received a cash payment of approximately $30.0 million as the result of a refund of federal taxes the Company previously paid. The Company received the refund following an Internal Revenue Service (IRS) examination covering the periods from 2005 to 2007. The refund related primarily to allowed deductions and taxes on foreign sales associated with the Company’s 2005 antitrust settlement with Microsoft Corporation. The Company recorded the cash proceeds from the refund as an income tax benefit in its statement of operations and recognized other income tax benefits related to the examination, including the reversal of a liability for uncertain tax positions.

The Company recognizes tax liabilities in accordance with FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax returns. As of December 31, 2010 and December 31, 2009, the Company had $14.0 million and $59.8 million of unrecognized tax benefits, respectively. The decrease in unrecognized tax benefits is the result of a release of $57.2 million due to the closure of the IRS examination mentioned above and an increase of $11.3 million due to transfer pricing risk in foreign jurisdictions and $0.1 million related to other prior year positions. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $11.0 million as of December 31, 2010 and $32.0 million as of December 31, 2009.

The Company elected to recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2010 and December 31, 2009, the Company had approximately $0.7 million and $1.9 million of accrued interest and penalties related to uncertain tax positions, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company does not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of year	$59,826	$10,455	$8,931
Increases related to prior year tax positions	130	—	586
Decreases related to prior year tax positions	(57,234)	(820)	(241)
Increases related to current year tax positions	11,311	50,191	1,179
Settlements	—	—	—
Expiration of the statue of limitations	—	—	—

Balance, end of year	$14,033	$59,826	$10,455

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

	Office Leases	Other Contractual Obligations	Total
2011	$9,963	$996	$10,959
2012	7,832	88	7,920
2013	7,117	88	7,205
2014	5,524	—	5,524
2015	64	—	64
Thereafter	153	—	153

Total minimum payments	$30,653	$1,172	$31,825

Of the total net office lease future minimum payments, $4.6 million is recorded in accrued loss on excess office facilities at December 31, 2010.

Rent expense during the years ended December 31, 2010, 2009, and 2008, was $10.6 million, $12.3 million, and $12.6 million, respectively.

Borrowing Arrangements.    The Company’s subsidiary, WiderThan, has entered into lines of credit with a Korean domestic bank with an aggregate maximum available limit of $0.9 million at interest rates of approximately 6% over the rate earned on the underlying deposits. During the years ended December 31, 2010 and 2009, WiderThan did not draw on the line of credit and there was no balance outstanding as of December 31, 2010 or December 31, 2009.

The Company’s subsidiary, WiderThan, uses electronic promissory notes issued by a Korean domestic bank with an aggregate line of credit of up to $2.2 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the consolidated balance sheets. In general, the term of the arrangement is one year, with renewal in April of each year. The arrangement may be renewed in writing by mutual agreement between WiderThan and the bank. WiderThan is not subject to any financial or other restrictive covenants under the terms of this arrangement. As of December 31, 2010, the Company had $0.6 million outstanding on this promissory note and other guarantees.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Retirement Savings Plan.    The Company has a salary deferral plan (401(k) Plan) that covers substantially all employees. Under the plan, eligible employees may contribute up to 50% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. During the years ended December 31, 2010, 2009, and 2008, the Company matched 50% of employee contributions to the 401(k) Plan, on up to three percent of participating employees’ compensation, and contributed $1.4 million, $1.4 million, and $1.6 million, respectively, in matching contributions. The Company can terminate the matching contributions at its discretion. The Company has no other post-employment or post-retirement benefit plans.

Litigation    On September 30, 2008, the Company filed a declaratory action against Disney Enterprises, Inc., Paramount Pictures Corp., Sony Pictures Entertainment, Inc., Twentieth Century Fox Film Corp., NBC Universal, Inc., Warner Bros. Entertainment, Inc., Viacom, Inc. (collectively, the “Studios”) and the DVD Copy Control Association (DVD CCA) in the U.S. District Court for the Northern District of California relating to the Company’s RealDVD product (the “RealDVD Litigation”), which, among other things, allows consumers to securely store DVD content on their hard drives. On the same day, various movie studios filed suit against the Company that alleged, among other things, that by offering the RealDVD product, the Company has violated the Digital Millennium Copyright Act and sought to enjoin the sale or distribution of the RealDVD product. In May 2009, the Company moved to amend its complaint against the Studios to add claims that the Studios and DVD CCA conspired to violate, and have violated, state and federal antitrust laws by, among other things, unlawfully eliminating competition in the market for technology that enables a consumer to make a lawful, secure backup copy of a DVD and made similar counterclaims against the DVD CCA. On August 11, 2009, the court in the Northern District of California granted the movie studios’ motion for preliminary injunction, which enjoined the Company from selling or otherwise distributing RealDVD to the public, which the Company appealed to the U.S. Court of Appeals for the Ninth Circuit. On March 1, 2010, the Company entered into a settlement agreement with the Studios and related entities as well as the DVD CCA with respect to the RealDVD Litigation. Under the terms of the settlement agreement, the Company is obligated to pay $4.5 million to the Studios for the Studios’ fees and costs in connection with the RealDVD Litigation. In addition, the Company agreed to the terms of a consent judgment, as entered by the District Court in the Northern District of California on March 3, 2010, which, among other things, permanently enjoins the Company from distributing or offering RealDVD or any other technology, product, service or device that enables the duplication of, redistribution of, or unauthorized access to, copyrighted content protected by the Content Scramble System or technologies known as ARccOS or RipGuard. All claims and counterclaims in the RealDVD Litigation, including the Company’s claims of breach of federal antitrust laws against the Studios, were either resolved by the consent judgment or dismissed with prejudice, and the Company withdrew its appeal to the U.S. Court of Appeals for the Ninth Circuit relating to the preliminary injunction. The Company’s payment obligation under the settlement agreement is reflected in the Company’s consolidated financial statements for the year ended December 31, 2009.

On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including the Company’s partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. The Company agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that is claimed to be owed by the Company. On August 27, 2007, the Company’s motion to transfer this matter to the U.S. District Court for the District of New Jersey was granted. The parties briefed claim construction, but the case was subsequently stayed pending reexamination of the patents at issue. On December 10, 2009, the U.S. Patent and Trademark Office issued notice of its intent to issue reexamination certificates for the patents in suit. The Court lifted the stay on the litigation on January 29, 2010 and discovery has resumed. The Company disputes the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against the Company’s partners.

The Company has also been involved in a proceeding in the U.S. District Court for the Southern District of New York to determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and subsequently issued additional rulings. After working with ASCAP to make a final determination of amounts due under the court’s rulings, the Company reached a partial agreement with ASCAP on January 12, 2009. The Company believes it has sufficiently accrued for expected royalties under the agreement, but the Company appealed some aspects of the court’s rulings that underlie the agreement, arguing that the district court had adopted an improper formula for establishing royalty rates. ASCAP also appealed the district court’s ruling, arguing that the district court should have ruled that all transmissions of content downloads constituted public performances. On September 28, 2010, the U.S. Court of Appeals for the Second Circuit issued an opinion substantially ruling in favor of each of the Company’s positions that were on appeal. On the public performance issue, the Second Circuit ruled that delivering a download is neither a “performance” nor “public,” and therefore ASCAP is not entitled to any royalties for such downloads. The Second Circuit agreed with the Company that the formula adopted by the District Court for establishing royalties was unreasonable and unsupported, and directed the District Court to establish new rates that reflect the “varying nature and scope” of the Company’s music use. These rates are relevant to the Company’s operation of the Rhapsody music business prior to the completion of its restructuring at the end of the first quarter of 2010. The rates are also relevant to the ongoing business of Rhapsody in which the Company continues to hold an approximate 47% equity interest. The case has been remanded to the District Court in order to establish a new formula.

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

Note 18.    Segment Information

As of July 1, 2010, the Company reorganized the management of its product lines and businesses in order to more efficiently develop and sell its products, and more cost effectively manage its operations. Beginning in the quarter ended September 30, 2010, the Company’s financial results reflect the new corporate organization with the following reporting segments: (1) Core Products, which includes financial results from existing and future software as a service offerings of ringback tones, music on demand, video on demand, storefront services and inter-carrier messaging; systems integration and professional services; Helix software and licenses for handsets;

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SuperPass; and the Company’s international radio subscriptions; (2) Emerging Products, which includes financial results from RealPlayer, including distribution of third-party products, advertising and other revenue, and new products and services that will be introduced over time for consumers or enterprise customers; and (3) Games, which is unchanged and includes all games-related financial results, including game sales, subscriptions services, syndication services, advertising-supported games, and mobile and social games. In addition, the Company will continue to present financial results for its former Music segment on a historical basis only. The Music segment primarily included financial results and operating performance of the Company’s Rhapsody joint venture, which was restructured as of March 31, 2010. As a result of the restructuring, Rhapsody’s results are no longer consolidated with the Company’s financial statements for periods after March 31, 2010. The Company now reports its share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income.” The Company was able to reflect the reorganization of its segments for periods prior to September 30, 2010, to allow the comparability between the periods.

Beginning with the third quarter of 2010, the Company also changed how it allocates corporate and shared overhead expenses. Historically, RealNetworks allocated common corporate overhead expenses, including but not limited to finance, legal and headquarters facilities, to each business segment. Beginning in the quarter ended September 30, 2010, these shared expenses, as well as stock compensation costs, will be shown in the aggregate as “Corporate” expenses and will not be reflected in segment results for the business segments described in the preceding paragraph. Only direct business segment expenses, such as research and development, marketing and certain other business shared services, will be reflected in the associated business segment results. The changes in the allocation of corporate expenses are designed to help ensure that business segment results will reflect only those items that are directly attributable to that segment’s performance and that shared overhead expenses will be centrally managed to promote focus on and accountability for the overall corporate cost structure.

The Company reports three ongoing reporting segments based on factors such as how the Company manages its operations and how its Chief Operating Decision Maker reviews results. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which includes the Company’s Chief Executive Officer, Chief Financial Officer, Executive Vice President, Chief Legal Officer and certain Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services, geographical regions and corporate expenses for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Core Products, Emerging Products, Games, and, prior to April 1, 2010, Music segments and, therefore, the Company reports these as operating segments. The accounting policies used to derive segment results are generally the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies.

Segment income (loss) before income taxes for the years ended December 31, 2010, 2009 and 2008, respectively is as follows:

Core Products

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
Revenue	$212,845	$233,365	$262,681	$(20,520)	(9)%	$(29,316)	(11)%
Cost of revenue	83,733	81,774	93,784	1,959	2%	(12,010)	(13)%
Impairment of deferred costs and prepaid royalties	—	—	10,837	—	—	(10,837)	(100)%

Gross profit	129,112	151,591	158,060	(22,479)	(15)%	(6,469)	(4)%
Operating expenses	86,217	138,502	260,728	(52,285)	(38)%	(122,226)	(47)%

Operating income (loss)	$42,895	$13,089	$(102,668)	$29,806	228%	$115,757	113%

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Emerging Products

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
Revenue	$41,761	$45,207	$46,760	$(3,446)	(8)%	$(1,553)	(3)%
Cost of revenue	7,123	6,884	6,451	239	3%	433	7%

Gross profit	34,638	38,323	40,309	(3,685)	(10)%	(1,986)	(5)%
Operating expenses	28,053	73,211	15,842	(45,158)	(62)%	57,369	362%

Operating income (loss)	$6,585	$(34,888)	$24,467	$41,473	119%	$(59,355)	(243)%

Games

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
Total revenue	$111,394	$122,824	$134,648	$(11,430)	(9)%	$(11,824)	(9)%
Cost of revenue	29,071	32,862	39,204	(3,791)	(12)%	(6,342)	(16)%
Impairment of deferred costs and prepaid royalties	—	—	7,829	—	—	(7,829)	(100)%

Gross profit	82,323	89,962	87,615	(7,639)	(8)%	2,347	3%
Operating expenses	78,275	127,908	134,683	(49,633)	(39)%	(6,775)	(5)%

Operating income (loss)	$4,048	$(37,946)	$(47,068)	$41,994	111%	$9,122	19%

Music

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
Total revenue	$35,733	$160,868	$160,721	$(125,135)	(78)%	$147	—%
Cost of revenue	21,864	98,322	90,595	(76,458)	(78)%	7,727	9%
Impairment of deferred costs and prepaid royalties	—	—	1,000	—	—	(1,000)	(100)%

Gross profit	13,869	62,546	69,126	(48,677)	(78)%	(6,580)	(10)%
Total operating expenses	13,911	129,085	126,749	(115,174)	(89)%	2,336	2%

Operating income (loss)	$(42)	$(66,539)	$(57,623)	$66,497	100%	$(8,916)	(15)%

Corporate

	2010	2009	2008	2010-2009 Change	% Change	2009-2008 Change	% Change
Cost of revenue	$2,932	$2,300	$3,209	$632	27%	$(909)	(28)%
Total operating expenses	85,081	108,654	101,304	(23,573)	(22)%	7,350	7%

Operating loss	$(88,013)	$(110,954)	$(104,513)	$22,941	21%	$(6,441)	(6)%

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
United States	$227,823	$374,283	$403,799
Europe	79,820	96,146	107,223
Rest of the World	94,090	91,835	93,788

Total	$401,733	$562,264	$604,810

Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	December 31,
	2010	2009
United States	$43,655	$51,367
Republic of Korea	5,659	7,196
Europe	3,069	5,745
Rest of the World	2,900	3,456

Total long-lived assets	$55,283	$67,764

Net assets including minority interest by geographic location are as follows (in thousands):

	December 31,
	2010	2009
United States	$352,341	$320,412
Republic of Korea	12,374	10,581
Europe	33,029	34,784
Rest of the World	15,001	10,034

Total	$412,745	$375,811

Goodwill is assigned to the Company’s segments as follows (in thousands):

	December 31,
	2010	2009
Music	$—	$—
Games	4,960	—
Media Software and Services	—	—
Technology products and solutions	—	—

Total goodwill	$4,960	$—

Note 19.    Related Party Transactions

Transactions with MTVN.    As part of the initial formation of Rhapsody in 2007, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. In February 2009, RealNetworks and MTVN signed an amendment to the Rhapsody joint venture agreement which

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced the amount payable under the MTVN note to $213.8 million over the original five-year term and on March 31, 2010, the note was cancelled in connection with the completion of the Rhapsody restructuring transactions. During the year ended December 31, 2010, Rhapsody received $1.2 million in cash as note payments and spent $1.1 million in advertising with MTVN. During the year ended December 31, 2009, Rhapsody received $33.0 million in cash as note payments and spent $33.3 million in advertising with MTVN. During the year ended December 31, 2008, Rhapsody received $44.4 million in cash as note payments and spent $44.2 million in advertising with MTVN. MTVN agreed to a new $33 million marketing commitment as part of the restructuring transactions that were completed on March 31, 2010. RealNetworks no longer consolidates Rhapsody’s financial position and results, and consequently these transactions are no longer considered related party transactions. See Note 3, Rhapsody Joint Venture, for more information on the restructuring transactions.

Transactions with Rhapsody.    For periods between August 2007 and March 31, 2010, the Company also provided various support services, including items such as facilities, information technology systems, personnel support and some overhead charges, associated with the support services, directly to Rhapsody. The allocation of these and other support service costs were based on various measures depending on the service provided, including employee headcount, time employees spend on providing services to Rhapsody, server usage or number of users of a service. The allocations of these costs are billed directly to Rhapsody. Prior to March 31, 2010, the Company has treated these allocations as intercompany transactions and all such transactions were eliminated in consolidation. As of March 31, 2010, the Company no longer consolidates these transactions.

Following the restructuring transactions, the Company is obligated to provide Rhapsody with a reduced amount of support services unless earlier terminated by Rhapsody. These support services are expected to be completed in 2011. The support services include information technology and limited operational support provided directly to Rhapsody. The amount of these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spend on providing services to Rhapsody. RealNetworks allocates the cost of providing these support services and records such allocation as a reduction to the related expense in the period for which it was incurred. During the year ended December 31, 2010, the Company charged Rhapsody $3.2 million for the support services. At December 31, 2010, the Related Party Receivable – Rhapsody of $0.4 million included these charges.

Transactions with LoEn Entertainment, Inc.    During the fourth quarter of 2008, the Company paid $9.9 million to acquire approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). The Company paid market price for approximately 2.8 million common shares of LoEn which are traded on the Korean Securities Dealers Automated Quotations. The Company’s investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting gains/losses recognized in equity as unrealized holding gains/losses on investment. During the years ended December 31, 2010 and 2009, the Company recorded revenue from LoEn of approximately $18.0 million and $13.5 million, respectively. This revenue consisted primarily of sales of application service provider services, which includes sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, the Company also recorded accounts receivable of approximately $3.2 million and $4.4 million as of December 31, 2010 and 2009, respectively. Accounts payable and cost of revenue balances associated with LoEn as of and for the years ended December 31, 2010 and 2009 were nominal.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.    Quarterly Information (Unaudited)

The following table summarizes the unaudited statement of operations for each quarter of 2010 and 2009 (in thousands, except per share data):

	Total	Dec. 31	Sept. 30 (3)	June 30	Mar. 31 (2)
2010:
Net revenue	$401,733	$97,817	$86,432	$88,884	$128,600
Gross profit	257,010	62,112	55,722	59,735	79,441
Operating (loss) income	(34,527)	5,979	(4,150)	(21,694)	(14,662)
Net income (loss) attributable to common shareholders	5,038	3,194	24,523	(25,907)	3,228
Basic net income (loss) per share available to common shareholders(1)	0.06	0.02	0.18	(0.19)	0.05
Diluted net income (loss) per share available to common shareholders(1)	0.06	0.02	0.18	(0.19)	0.05
2009:
Net revenue	$562,264	$145,502	$140,264	$135,725	$140,773
Gross profit	340,122	88,681	86,578	80,111	84,752
Operating loss	(237,238)	(21,550)	(4,277)	(192,871)	(18,540)
Net income (loss) attributable to common shareholders	(216,764)	(17,819)	1,520	(188,329)	(12,136)
Basic net income (loss) per share available to common shareholders(1)	(1.64)	(0.11)	0.00	(1.40)	(0.10)
Diluted net income (loss) per share available to common shareholders(1)	(1.64)	(0.11)	0.00	(1.40)	(0.10)

(1)	The sum of the quarterly net income per share will not necessarily equal the net income per share for the year due to the use of weighted average quarterly shares and the effects of rounding.

(2)	The quarter ended March 31, 2010 included a one-time net gain on deconsolidation of Rhapsody of $10.9 million which was recorded in other income and expense, net. This item is described more fully in footnote 3.

(3)	The Company received a cash payment of approximately $30.0 million in the quarter ended September 30, 2010 as a result of a refund of federal taxes previously paid. The Company recorded the cash proceeds from the refund as an income tax benefit in its statement of operations and recognized other income tax benefits related to this matter, including the reversal of a liability for uncertain tax positions, in the quarter ended September 30, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

RealNetworks, Inc.:

We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

RealNetworks, Inc.:

We have audited RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RealNetworks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RealNetworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 15, 2011

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that, as of December 31, 2010, RealNetworks maintained effective internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010. This attestation is included within Item 8.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the changes to our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act and has concluded that there were no such changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the information contained in part in the sections captioned “Election of Director(s)-Nominee(s) for Director,” “Board of Directors-Continuing Directors-Not Standing for Election This Year,” “Board of Directors-Committees of the Board,” “Board of Directors-Code of Business Conduct and Ethics” and “Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement relating to RealNetworks’ 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2010.

The remaining information required by this Item is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement relating to RealNetworks’ 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2010.

Equity Compensation Plans

As of December 31, 2010, we had awards outstanding under five equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan (1995 Plan), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (1996 Plan), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (2000 Plan), the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (2005 Plan), and the RealNetworks, Inc. 2002 Director Stock Option Plan (2002 Plan). In addition, we maintain the RealNetworks, Inc. 2007 Employee Stock Purchase Plan, as amended and restated October 2010 (2007 ESPP). The 1995 Plan, 1996 Plan, 2002 Plan, 2005 Plan and 2007 ESPP have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders.

In 2005, our shareholders approved the 2005 Plan and upon this approval of the 2005 Plan, we terminated the 1995 Plan, the 1996 Plan, the 2000 Plan and the 2002 Plan. In 2007, our shareholders approved an amended and restated 2005 Plan, and upon this approval, we terminated the RealNetworks, Inc. Director Compensation Stock Plan. As a result of the termination of these Plans, all new equity awards will be issued under the 2005 Plan. In 2007, our shareholders also approved the 2007 ESPP and in October 2010 they approved an amendment to increase the number of shares issuable under the 2007 ESPP by 2.0 million. The initial offering period under the 2007 ESPP commenced on January 1, 2008.

The following table aggregates the data from our plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (in 000’s)(a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in 000’s)(c)
Equity compensation plans approved by security holders	22,210	$4.92	18,775	(1)(2)
Equity compensation plans not approved by security holders	25	8.02	—

Total	22,235	$4.92	18,775

(1)	On January 1, 2008, the 2007 ESPP became effective. Column (c) above excludes an aggregate of 3,500,000 shares of the Company’s common stock that are authorized for issuance pursuant to the 2007 ESPP (which includes an additional 2.0 million shares of the Company’s common stock were authorized for issuance in October 2010).

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

The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation-Policies and Procedures with Respect to Related Person Transactions,” “Executive Compensation-Certain Relationships and Related Transactions” and “Election of Directors-Director Independence” of the Proxy Statement relating to RealNetworks’ 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm-Fees Billed by KPMG LLP During 2009 and 2010” and “Ratification of Appointment of Independent Registered Public Accounting Firm-Pre-Approval Policies and Procedures” of the Proxy Statement relating to RealNetworks’ 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2010.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements

The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:

Consolidated Balance Sheets — December 31, 2010 and 2009

Consolidated Statements of Operations and Comprehensive Income (Loss) — Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows — Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest — Years Ended December 31, 2010, 2009, and 2008

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3) Index to Exhibits

Exhibit Number	Description
2.1	Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010)
2.2	Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2	Amended and Restated Bylaws effective July 23, 2010 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2010)
4.1	Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)
10.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)
10.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10.3†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10.4†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10.5†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10.6†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10.7†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.8†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

Exhibit Number	Description
10.9†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.10†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan, as amended and restated effective October 18, 2010
10.11†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)
10.12†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10.13†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.14†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.15	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)
10.16†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.17	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.18	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.19†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10.20†	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.21 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)
10.21†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010)
10.22†	Offer Letter dated January 5, 2009 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)
10.23†	Promotion Letter dated October 23, 2009 between RealNetworks, Inc. and Hank Skorny
10.24†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

Exhibit Number	Description
10.25†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.26†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.27†	Retention Letter dated April 16, 2010 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)
10.28†	Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.4 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.29†	Form of Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and each of Michael Eggers and Michael Lunsford (incorporated by reference from Exhibit 10.5 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.30†	Change in Control and Severance Agreement effective April 16, 2010 between RealNetworks, Inc. and Hank Skorny
10.31†	Separation Letter dated April 28, 2010 from RealNetworks, Inc. to Robert Glaser (incorporated by reference from Exhibit 10.4 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)
10.32†	Separation and Release Agreement dated April 28, 2010 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.5 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)
10.33†	Separation and Release Agreement between RealNetworks, Inc. and John Barbour dated August 9, 2010 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010)
10.34†	Form of MBO Plan Document under the RealNetworks, Inc. 2010 Executive Compensation Program (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010)
10.35†	Form of MBO Plan Document under the RealNetworks, Inc. 2011 Executive Compensation Program
10.36*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10.37*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10.38	Stockholder Agreement dated as of March 31, 2010 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010)
21.1	Subsidiaries of RealNetworks, Inc.
23.1	Consent of KPMG LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Robert Kimball, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Robert Kimball, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 16, 2011.

REALNETWORKS, INC.

By:	/s/ ROBERT KIMBALL
Robert Kimball
President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 16, 2011.

Signature	Title

/s/ ROBERT KIMBALL Robert Kimball	President and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL EGGERS Michael Eggers	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ROBERT GLASER Robert Glaser	Chairman of the Board

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Director

/s/ EDWARD BLEIER Edward Bleier	Director

/s/ PRADEEP JOTWANI Pradeep Jotwani	Director

/s/ JONATHAN D. KLEIN Jonathan D. Klein	Director

/s/ KALPANA RAINA Kalpana Raina	Director

/s/ JANICE ROBERTS Janice Roberts	Director

/s/ DOMINIQUE TREMPONT Dominique Trempont	Director

Exhibit Index

Exhibit Number	Description
2.1	Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010)
2.2	Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2	Amended and Restated Bylaws effective July 23, 2010 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2010)
4.1	Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)
10.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)
10.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10.3†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10.4†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10.5†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10.6†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10.7†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.8†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.9†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

Exhibit Number	Description
10.10†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010
10.11†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)
10.12†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10.13†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.14†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.15	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)
10.16†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.17	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.18	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.19†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10.20†	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.26 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)
10.21†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010)
10.22†	Offer Letter dated January 5, 2009 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)
10.23†	Promotion Letter dated October 23, 2009 between RealNetworks, Inc. and Hank Skorny
10.24†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.25†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

Exhibit Number	Description
10.26†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.27†	Retention Letter dated April 16, 2010 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)
10.28†	Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.4 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.29†	Form of Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and each of Michael Eggers and Michael Lunsford (incorporated by reference from Exhibit 10.5 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.30†	Change in Control and Severance Agreement effective April 16, 2010 between RealNetworks, Inc. and Hank Skorny
10.31†	Separation Letter dated April 28, 2010 from RealNetworks, Inc. to Robert Glaser (incorporated by reference from Exhibit 10.4 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)
10.32†	Separation and Release Agreement dated April 28, 2010 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.5 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)
10.33†	Separation and Release Agreement between RealNetworks, Inc. and John Barbour dated August 9, 2010 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010)
10.34†	Form of MBO Plan Document under the RealNetworks, Inc. 2010 Executive Compensation Program (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010)
10.35†	Form of MBO Plan Document under the RealNetworks, Inc. 2011 Executive Compensation Program
10.36*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10.37*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10.38	Stockholder Agreement dated as of March 31, 2010 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010)
21.1	Subsidiaries of RealNetworks, Inc.
23.1	Consent of KPMG LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Robert Kimball, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1	Certification of Robert Kimball, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.