Form 10-K/A
period 2010-12-31
REALNETWORKS INC
filed 2011-05-02
CIK 1046327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

Form 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock outstanding as of April 25, 2011 was 136,533,130.

(1)	Excludes shares held of record on that date by directors, executive officers and 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

EXPLANATORY NOTE

RealNetworks, Inc. (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 16, 2011, for the purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2011 annual meeting of shareholders, which will not be filed within the requisite time period allowing such incorporation by reference.

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

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors

The name, age, position(s), term and board committee membership for each member of our Board of Directors is set forth below as of April 25, 2011:

Name	Age	Position(s)	Class	Director Since
Robert Glaser(4*)	49	Chairman of the Board of Directors	3	1994
Eric A. Benhamou(1*, 2, 4)	55	Lead Independent Director	3	2003
Edward Bleier(3)	81	Director	2	1999
Pradeep Jotwani(1, 2*)	56	Director	2	2008
Jonathan D. Klein(3, 4)	50	Director	2	2003
Kalpana Raina(1, 3*)	55	Director	1	2001
Janice Roberts(2*)	55	Director	1	2010
Dominique Trempont(1, 2)	56	Director	1	2010

(1)	Member of the Audit Committee of the Board of Directors
(2)	Member of the Compensation Committee of the Board of Directors
(3)	Member of the Nominating and Corporate Governance Committee of the Board of Directors
(4)	Member of the Strategic Transactions Committee of the Board of Directors
*	Committee Chairperson

Biographical Information

Class 1 Directors

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board

Kalpana Raina Age 55 Director since 2001	Ms. Raina is the managing partner of 252 Solutions, LLC, an advisory firm. Previously, Ms. Raina was a senior executive with The Bank of New York, a global financial services company. She joined The Bank of New York in 1989 and held a variety of leadership positions, most recently Executive Vice President and Head of European Country Management and Corporate Banking. Prior to that, she served in Mumbai, India as the bank’s Executive Vice President, International. During her eighteen-year career with the bank she had responsibility for clients in the media, telecommunications, healthcare, retailing, hotels and leisure and financial services industries in Asia, Europe, and the United States. Ms. Raina has served as a director of John Wiley & Sons, Inc., a publicly-traded global publisher of print and electronic products, since September 2009 and as a director of Information Services Group, Inc., a publicly-traded company specializing in the assessment, evaluation, negotiation, and management of service contracts between clients and their outside contractors, since August 2009. Ms. Raina is a member of Women Corporate Directors and The National Association of Corporate Directors and a past member of The US-India Business Council. Ms. Raina holds a B.A. Honors degree from Panjab University (India) and an M.A. degree in English Literature from McMaster University (Canada).

Senior executive leadership and business strategy experience

Management advisory experience

Significant experience, expertise and background with regard to business, accounting and financial matters

Experience through service as a director of public companies

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board

Janice Roberts Age 55 Director since 2010	Janice Roberts has served as a Managing Director of Mayfield Fund, a Silicon Valley-based venture capital firm, since 2000. Ms. Roberts’ current areas of investment interest include mobility, wireless communications, networking and consumer companies. From 1992 to 2002, Ms. Roberts was employed by 3Com Corporation, a network management company that was acquired by Hewlett Packard in April 2010, where she held various executive positions, most recently serving as President of 3Com Ventures, the investment division of 3Com Corporation, and Senior Vice President, Business Development and Global Marketing. Ms. Roberts managed a number of the new business initiatives at 3Com, including its Palm Computing subsidiary. Previously, Ms. Roberts was managing Director and President of BICC Data Networks Ltd., a network management company that was acquired by 3Com in 1992. Ms. Roberts’ early career was based in Europe and included various technology-related marketing and general management positions. Ms. Roberts serves on the boards of ARM Holdings, plc, a technology and software company, several private companies and the advisory boards of Illuminate Ventures and SALT Branding. Ms. Roberts teaches Entrepreneurship and Venture Capital at the Stanford School of business. She holds a Bachelor of Commerce degree (Honours) from the University of Birmingham in the United Kingdom.	Senior leadership experience Management advisory experience Executive-level experience with technology companies, including companies focused on mobile and wireless communications technologies

Dominique Trempont Age 56 Director since 2010	Mr. Trempont has served as a director of Daily Mail and General Trust plc, a producer of content, information analytics and events for businesses and consumers, and as a director of on24, Inc., a leader in webcast and virtual solutions, since February 2011. Mr. Trempont has also served as a director of Finisar Corporation, a company that develops and markets high speed data communication systems and software for networking and storage, since September 2005, and as a director of Energy Recovery, Inc., a manufacturer of efficient energy recovery devices utilized in the water desalination industry, since July 2008. From October 2006 to April 2010, Mr. Trempont served as a director of 3Com Corporation, a network management company that was acquired by Hewlett Packard in April 2010. From September 2003 to September 2005, Mr. Trempont was CEO-in-Residence at Battery Ventures, a venture capital firm. Prior to joining Battery Ventures, Mr. Trempont was Chairman, President and Chief Executive Officer of Kanisa, Inc., a software-as-a-service company focused on enterprise self-service applications, from 1999 to 2002. Mr. Trempont was President and CEO of Gemplus Corporation, a smart card company, from 1997 to 1999. Prior to Gemplus, Mr. Trempont served as Chief Financial Officer and head of Operations at NeXT Software. Mr. Trempont began his career at Raychem Corporation, a materials science and engineering company focused on telecommunications, electronics, automotive and other industries. Mr. Trempont earned an undergraduate degree in Economics from College St. Louis (Belgium), a B.A. with high honors in Business Administration and Software Engineering (LSM) from the University of Louvain (Belgium) and a master’s degree in Business Administration from INSEAD (France/Singapore).	Senior leadership experience Management advisory experience Financial experience Executive-level experience with technology companies Experience through service as a director of public companies

Class 2 Directors

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board

Edward Bleier Age 81 Director since 1999	Mr. Bleier served as a director of CKX, Inc., a publicly-traded company engaged in the ownership, development and commercial utilization of entertainment content, since February 2005 and served as Chairman of the Board from May 2010 to October 2010. He served as a director of Blockbuster Inc., a publicly-traded provider of in-home movie and game entertainment, from May 2005 to April 2011. Mr. Bleier is retired from Warner Bros. where he served, partly, as President of Domestic Pay-TV, Cable and Networks Features, which encompasses feature films, television programming, animation, network sales, video-on-demand, sports and consumer marketing. Additionally, Mr. Bleier serves as Chairman Emeritus of the Center for Communication, Chairman of the Guild Hall’s Academy of the Arts, a director of The Dana Foundation, a trustee of The Bleier Center for Television and Popular Culture at Syracuse University and a member of the Council on Foreign Relations. He also authored the 2003 New York Times bestseller “The Thanksgiving Ceremony.” Mr. Bleier holds a B.S. degree from Syracuse University.

Senior executive leadership and business strategy experience

Extensive experience in the media and entertainment industry as a result of his 35-year career as an executive at Warner Bros.

Experience through service as a director of public companies

Pradeep Jotwani Age 56 Director since 2008	Mr. Jotwani is a Senior Vice President, Chief Marketing Officer and President of the Consumer Imaging Division of Eastman Kodak Company, a company engaged in the innovation of photo systems and imaging technologies, since September 2010. Mr. Jotwani served on the board of directors of Akeena Solar, Inc., a publicly-traded manufacturer and installer of solar power systems, from August 2009 to September 2010, and on the board of directors of Printronix, Inc., a leading provider of line matrix printers for the industrial market place, from May 2009 to September 2010. He was a consulting operating executive at Vector Capital, a private equity firm, from May 2009 to April 2010. From 1982 through 2007, he held a number of senior management positions in Europe and the United States with Hewlett-Packard Company, a leading provider of printing and personal computing products and IT services, software and solutions. From 2002 to 2007, Mr. Jotwani served as Senior Vice President and head of Hewlett-Packard’s $16 billion Printing Supplies business and prior to that was President of Hewlett-Packard’s Consumer Business Organization. He also serves as a trustee of the Crystal Springs Uplands School and he serves on the advisory board of the Markulla Center of Applied Ethics at Santa Clara University. Mr. Jotwani holds a Bachelor’s degree in Mechanical Engineering from the Indian Institute of Technology (Kanpur, India), a Master’s degree in Industrial Engineering from the University of Wisconsin in Madison and a Master’s degree in Business Administration from Stanford University.

Senior executive leadership and business strategy experience with technology companies

Industry experience through employment with technology companies

Experience through service as a director of public companies

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board

Jonathan D. Klein Age 50 Director since 2003	Mr. Klein is a co-founder of Getty Images, Inc., a provider of imagery and related products and services, where he has served as Chief Executive Officer and a director since its inception in 1995. Prior to founding Getty Images, Mr. Klein served as a director of London-based investment bank Hambros Bank Limited, where he led the bank’s media industry group. Mr. Klein also serves on the boards of Getty Investments L.L.C., Daylife, Life.com, Squarespace, Inc., The Groton School, the Global Business Coalition on HIV/AIDS and Friends of the Global Fight Against AIDS, Tuberculosis and Malaria. Mr. Klein holds a Master’s Degree from Cambridge University.

Senior executive leadership and business strategy experience gained through founding a company and through service as a Chief Executive Officer

Experience through service as a director of public companies

Media industry experience

Class 3 Directors

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board

Eric A. Benhamou Age 55 Director since 20	Mr. Benhamou was appointed lead independent director of RealNetworks’ Board of Directors in 2008. Mr. Benhamou has served as chairman of the board of directors of Cypress Semiconductor, Inc., a publicly-traded semiconductor company, since 1993 and as chairman of the board of directors from 1994 to April 2010 of 3Com Corporation, a network management company that was acquired by Hewlett Packard in April 2010. He served as chief executive officer of Palm, Inc., a provider of mobile products and solutions, from 2001 until 2003 and as chairman of the board of directors until October 2007. He also served as chief executive officer of 3Com from 1990 to 2000. Mr. Benhamou co-founded Bridge Communications, an early networking pioneer, and was vice president of engineering until its merger with 3Com in 1987. He has served as a director of SVB Financial Group, a publicly-traded financial services company, since 2005 and as a director of Voltaire Ltd., a provider of server, storage switching and software solutions that was acquired by Mellanox Technologies, Ltd., from March 2007 to February 2011. Mr. Benhamou serves on the executive committee of TechNet and is vice chairman of the board of governors of Ben Gurion University of the Negev. He is the chief executive officer of Benhamou Global Ventures, an investment firm he founded in 2003, and serves on the boards of directors of several private companies. Mr. Benhamou holds a M.S. degree from Stanford University’s School of Engineering and a Diplôme d’Ingénieur from Ecole Nationale Supérieure d’Arts et Métiers (Paris, France).

Experience with technology companies through service on the boards of directors of various public and private companies

Senior leadership/CEO experience

Service as Chairman of the Board of various public companies

Management advisory experience

Financial and accounting experience

Robert Glaser Age 49 Director since 1994	Mr. Glaser has served as Chairman of the Board of Directors of RealNetworks since its inception in 1994 and as Chief Executive Officer of RealNetworks from 1994 until January 2010. Mr. Glaser has served as a venture partner at Accel Partners, a venture capital firm, since May 2010. Mr. Glaser’s professional experience also includes ten years of employment with Microsoft Corporation where he focused on the development of new businesses related to the convergence of the computer, consumer electronics and media industries. Mr. Glaser holds a B.A. and an M.A. in Economics and a B.S. in Computer Science from Yale University.

Senior executive leadership and business strategy experience gained through founding a company and through service as an executive at technology companies

Historical knowledge of RealNetworks through 16 years of service as Chief Executive Officer and Chairman of the Board

Arrangements Regarding Director Selection

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires RealNetworks’ executive officers, directors, and persons who own more than ten percent of a registered class of RealNetworks’ equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all such reports they file. Specific due dates have been established by the SEC, and we are required to disclose any failure to file by those dates.

Based solely on our review of the copies of such reports we received, and on written representations by the executive officers and directors of RealNetworks regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2010, all of the executive officers and directors of RealNetworks, and all of the persons known to RealNetworks to own more than ten percent of the Common Stock, complied with all such reporting requirements.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of RealNetworks’ employees, officers and directors. RealNetworks’ Code of Business Conduct and Ethics is publicly available on our website (http://investor.realnetworks.com under the caption “Corporate Governance”), or can be obtained without charge by written request to RealNetworks’ Corporate Secretary at the address of RealNetworks’ principal executive office. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver from application of the Code of Business Conduct and Ethics that applies to the Chief Executive Officer or the Chief Financial Officer, and any other applicable accounting and financial employee, by posting such information on our website at http://investor.realnetworks.com under the caption “Corporate Governance.”

Shareholder Nominations and Recommendations for Director Candidates

We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Shareholder Nominations and Recommendations for Director Candidates” in our proxy statement for the 2010 annual meeting of RealNetworks shareholders filed with the SEC on September 9, 2010.

Audit Committee of the Board

We have a standing Audit Committee of the Board of Directors comprised of Messrs. Benhamou, Jotwani and Trempont and Ms. Raina. The Audit Committee provides oversight of our accounting and financial reporting, processes and financial statement audits, reviews RealNetworks’ internal accounting procedures and consults with and reviews the services provided by its independent auditors. All of the members of our Audit Committee are financially literate pursuant to Nasdaq rules, and our Board has designated Mr. Benhamou as the Audit Committee Financial Expert, as defined by the SEC and applicable listing standards. Applying the rules of the Nasdaq Stock Market and the SEC, the Board has determined that Mr. Benhamou is independent.

The remaining information required by this Item is incorporated by reference to the information set forth in Part I of the Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis discusses the principles underlying our executive compensation program and the important factors relevant to the analysis of the compensation of our executive officers. We refer to the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2010, as well as the other individuals included in the Summary Compensation Table on page 26, as our “Named Executive Officers.” The Named Executive Officers are included in the group of individuals identified as “executives” or “executive officers.”

Business Context for Compensation Decisions

The 2010 compensation program for named executive officers was influenced by extraordinary events that began at the start of 2010 and created rapid change in the business and leadership structure of the Company. In 2010, RealNetworks focused on transformational activities following the resignation in January 2010 of the Chief Executive Officer, Robert Glaser, who continues to serve as Chairman of the Board of Directors. Our Board of Directors appointed Robert Kimball President and Acting Chief Executive Officer in January 2010 and commenced a search for a permanent Chief Executive Officer. Following this search, Mr. Kimball was appointed Chief Executive Officer in July 2010.

The Company implemented a company-wide restructuring and simplification of the business, which included a separation of our Rhapsody joint venture and a reorganization of the management of our businesses and product lines. As a result of these changes, we reduced our headcount, overhead and other operating costs and discontinued certain unprofitable products and services offerings. These changes were difficult and internally disruptive, creating uncertainty for officers and employees.

As a result of the Company’s first ever change in Chief Executive Officer, the Compensation Committee developed 2010 executive compensation programs that were designed to encourage the retention and commitment of our key senior executive team during this challenging time, including the following:

•	determination of fair and competitive overall annual compensation for the President and Acting Chief Executive Officer and other executive officers;

•	establishment of new retention and change-in-control arrangements with key executive officers;

•	determination of fair and competitive compensation of the Chief Executive Officer upon the conclusion of the CEO search; and

•	payment of fair severance to certain officers whose employment terminated in connection with the Company’s strategic business changes.

The discussion that follows elaborates on the decision-making process governing the compensation of our Named Executive Officers, our compensation philosophy, and the specific elements of compensation paid to our Named Executive Officers in 2010.

Role of the Compensation Committee

The Compensation Committee of the Board of Directors is responsible for the oversight of our executive compensation program. Each director who served on the Compensation Committee in 2010 was, and each current member of the Compensation Committee is, a a non-employee Director within the meaning of SEC Rule 16b-3, an outside Director within the meaning of IRC Section 162(m), and an independent Director under Nasdaq stock exchange listing rules. The Compensation Committee’s purpose is to discharge the Board’s responsibilities relating to compensation of our executive officers and to adopt policies that govern our compensation and benefit programs in a manner that supports our business strategy. The Compensation Committee has overall responsibility for approving and evaluating our executive officer compensation plans, policies and programs, including:

•	periodically reviewing and making recommendations to the independent members of our Board of Directors regarding the agreements with, and compensation of, the Chief Executive Officer;

•	periodically reviewing and establishing the agreements with, and compensation of, our executive officers other than the Chief Executive Officer;

•	establishing and revising employee incentive compensation plans (other than with respect to the Chief Executive Officer);

•

carrying out duties assigned to the Compensation Committee under any stock option plan or other plan and granting stock options and other equity awards to officers of the Company (other than the Chief Executive Officer);

•	overseeing the Company’s compensation programs, including programs for the Board of Directors and non-executive employees;

•	conducting an annual risk assessment related to the Company’s employee compensation policies and practices; and

•	performing duties as assigned by the Board of Directors.

The Compensation Committee may delegate authority to subcommittees, retain or terminate any compensation consultant and obtain advice and assistance from internal or external legal, accounting or other advisers. In 2010, the Compensation Committee retained Frederic W. Cook & Co., Inc. (“Cook”) as its independent third party consultant.

Role of Management in Compensation Decisions

The Compensation Committee invites our Chief Executive Officer, and/or certain other executives including our Senior Vice President and Chief Financial Officer and our Vice President, Global Human Resources, to attend its meetings and also convenes executive sessions without management present. Our Chief Executive Officer, together with the Compensation Committee, assesses the performance of our executive officers. Our Chief Executive Officer consults with other members of management and makes recommendations to the Compensation Committee regarding base salaries, bonus targets and actual payments, performance goals and weightings and equity compensation awards for executive officers other than the Chief Executive Officer. The Compensation Committee can consider these recommendations and the recommendations provided by independent compensation consultants, but the Compensation Committee has final authority to exercise its discretion in setting compensation amounts or awards for executives other than the Chief Executive Officer and is bound by neither the recommendations of the Chief Executive Officer nor those of any consultant. The Compensation Committee meets without the Chief Executive Officer or other members of management present during deliberations concerning the Chief Executive Officer’s compensation and makes recommendations regarding CEO compensation for approval by the independent members of the Board of Directors in compliance with the Compensation Committee Charter.

Compensation Objectives

In establishing executive compensation in 2010, the Compensation Committee was generally guided by the following objectives:

•

Attract, motivate and retain the best executives. Given the complexity of our industry, the compensation packages provided to our executive officers should be sufficient to attract, motivate and retain the exceptional leaders needed to achieve RealNetworks’ corporate business goals and drive long-term shareholder value.

•

Establish executive compensation that is linked to both company and individual performance. Executive compensation should include compensation elements that reward individual performance as measured against established annual and strategic business goals.

•

Consider individual executive responsibility and accountability. Executive compensation should appropriately reflect varying degrees of responsibility, accountability and impact on the overall business.

•

Ensure compensation is competitive. Executive compensation should be established at levels that are competitive with the compensation paid by similarly situated companies with which RealNetworks competes for talent and shareholder investment.

•

Provide pay incentives that closely align executives’ interests with the long-term interests of our shareholders. Executive compensation should be designed to motivate executives to build a growing, profitable and sustainable business. This can best be achieved by encouraging our executive officers to conceive, develop and market the best products and services in our chosen markets and to exceed customer expectations.

Elements of Compensation

For 2010, the principal elements of compensation for our Named Executive Officers were:

•

base salary as compensation for services provided to RealNetworks generally established based on competitive benchmarking, comparative compensation levels of the senior executive officers and individual performance;

•

performance-based short-term cash incentive compensation through the RealNetworks, Inc. 2010 Executive MBO Plan (the “2010 MBO Plan”) to provide rewards for the achievement of key short-term financial performance of RealNetworks and the completion of specified business milestones given RealNetworks’ restructuring activities planned for 2010;

•	long-term equity incentive compensation to align the interests of our executive officers with those of RealNetworks’ shareholders; and

•

benefits, including retention, severance and change in control benefits to encourage the continued employment and commitment of the key senior executive team during an unprecedented period of change at RealNetworks.

RealNetworks does not have established programs under which executive perquisites are offered. RealNetworks does not offer guaranteed payouts under its performance-based cash incentive compensation plans or executive retirement plans that are not provided to the broad U.S. employee population.

The Named Executive Officers in 2010 are listed below. There are more than five Named Executive Officers due to the Company’s reorganization efforts during the year.

Robert Glaser, Founder, Chairman of the Board and Former Chief Executive Officer: Mr. Glaser resigned as the Chief Executive Officer in January 2010, having served in that capacity since 1994 when he founded the Company. He continues to serve as Chairman of the Board.

Robert Kimball, President and Chief Executive Officer: Mr. Kimball was promoted to President from Executive Vice President, Legal and Business Affairs, General Counsel and Corporate Secretary in January 2010, upon the resignation of Mr. Glaser as Chief Executive Officer. Concurrent with the promotion to President, Mr. Kimball was also appointed Acting Chief Executive Officer in January 2010 while the Company conducted a search for a Chief Executive Officer to replace Mr. Glaser. Mr. Kimball was ultimately chosen as the Chief Executive Officer in July 2010 and was promoted to that role. Mr. Kimball resigned as President and Chief Executive Officer in March 2011.

Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer: Mr. Eggers continues to serve as Senior Vice President, Chief Financial Officer and Treasurer, a role in which he has served since February 2006.

Michael Lunsford, Interim Chief Executive Officer: Mr. Lunsford served as Executive Vice President, Technology Products and Solutions and Media Software and Services in 2010 and was appointed Interim Chief Executive Officer in March 2011 following Mr. Kimball’s resignation as President and Chief Executive Officer.

Hank Skorny, Senior Vice President, and Chief Strategy Officer: Mr.Skorny served as Senior Vice President, Media Cloud Computing and Services in 2010 and was appointed Senior Vice President and Chief Strategy Officer in January 2011.

Tracy D. Daw, Chief Legal Officer and Corporate Secretary: Mr. Daw began 2010 as Vice President, Corporate Development, Deputy General Counsel and Corporate Secretary, which was one of the Company’s top legal positions after the promotion of Mr. Kimball. In August 2010, Mr. Daw was promoted to Chief Legal Officer in light of his performance since taking over for Mr. Kimball.

John Barbour, Former President, Games Division: Mr. Barbour was hired in October 2008 for the purpose of becoming the Chief Executive Officer of the Games division following a planned separation of that business. The separation of the Games division was delayed and ultimately did not occur following the Company’s reorganization in 2010 and Mr. Barbour’s employment was terminated in August 2010.

2010 Base Salary. We provide Named Executive Officers and other employees with base salary to compensate them for services rendered to RealNetworks, to pay their for day-to-day role and responsibilities, and to meet our objective of attracting and retaining executive talent needed to run our business. Base salaries for Named Executive Officers are determined for each executive based on position, responsibility, experience and competitive market data. When determining base salaries, the Compensation Committee also considers other factors including the salaries established for comparable positions in companies in our industry, salaries paid to executives at other companies with which we compete for comparable talent, the historical and relative compensation levels of our executives and the executive’s performance in the preceding year. Base salaries are adjusted from time to time to recognize various levels of responsibility, promotions, individual performance, market conditions and internal equity issues. Certain Named Executive Officers were provided two adjustments during 2010 to recognize promotions that occurred as a result of the business reorganization.

In February 2010, the Compensation Committee approved the following increases in the annual base salaries of Messrs. Kimball, Eggers, Lunsford, Skorny and Daw based on individual performance and in recognition of the increased scope of their roles and responsibilities as RealNetworks entered into a transition period following Mr. Glaser’s resignation as Chief Executive Officer in January 2010:

Name	Salary Increase	Base Salary	Effective Date
Robert Kimball	14.9%	$425,000	February 2010
Michael Eggers	20.0%	$350,000	February 2010
Michael Lunsford	8.1%	$400,000	February 2010
Hank Skorny	6.0%	$350,000	February 2010
Tracy D. Daw	4.3%	$245,000	February 2010

The annual base salary of Mr. Kimball, who was Acting Chief Executive Officer in February 2010, was established at slightly above the median of the annual base salaries of presidents and the second highest paid officer in a peer group of 14 companies used to survey the competitive market in which RealNetworks competes for executive talent (the “2010 Compensation Peer Group”). The companies comprising the 2010 Compensation Peer Group are set forth in the section captioned “Benchmarking” beginning on page 22. The rationale was that if Mr. Kimball was not promoted to Chief Executive Officer, the Company would have the ability to retain his services as a President at a market rate (which was above the median to reflect the fact that most presidents do not have experience acting as public company chief executive officers). The annual base salary of Mr. Eggers effective in February 2010 was established at approximately the 30th percentile of the annual base salaries of similarly situated chief financial officers in the 2010 Compensation Peer Group. The size of the increase reflected the fact that he had historically been paid below the market rate for chief financial officers and that leadership in the areas of finance and investor relations was going to be critical in 2010 following the departure of the Company’s founder and Chief Executive Officer. The annual base salary of Mr. Lunsford effective in February 2010 was established at between the median and the average of the annual base salaries of peer company division heads in the 2010 Compensation Peer Group. The annual base salary of Mr. Skorny effective in February 2010 was established at approximately the median of the annual base salaries of similarly situated executives in the 2010 Compensation Peer Group and was also set to be equal to Mr. Eggers’ salary for internal parity. The annual base salary of Mr. Daw effective in February 2010 was established based on a review of the salaries of internal peers having similar roles and responsibilities, together with market data derived from the WorldatWork Salary Budget Survey and the Radford executive compensation survey. Mr. Daw was not a senior officer in February 2010, which was before his August 2010 promotion to Chief Legal Officer. The Compensation Committee did not adjust Mr. Barbour’s annual base salary in February 2010 because it believed that Mr. Barbour was already paid properly for his role and responsibilities at the time and because the separation of the Games business had been delayed.

Effective July 2010, the Compensation Committee and the independent members of the Board of Directors approved the following increase in the annual base salary of Mr. Kimball in connection with his appointment as Chief Executive Officer upon the conclusion of the CEO search process:

Name	Salary Increase	Base Salary	Effective Date
Robert Kimball	23.5%	$525,000	July 2010

The annual base salary of Mr. Kimball effective in July 2010 was established at the 25th percentile of chief executive officers in the 2010 Compensation Peer Group. This below-median position was chosen to reflect the fact that he did not have experience as a chief executive officer, with the expectation that salary would be increased to median over time as he gained experience in the role. In recognition of Mr. Kimball’s potentially temporary service as Acting Chief Executive Officer of RealNetworks, he was also provided a milestone award consisting of a cash bonus in the amount of $100,000 that was payable in July 2010. The Compensation Committee also offered Mr. Kimball the choice of receiving an additional award of either options for the purchase of 60,000 shares of RealNetworks common stock, or a cash bonus award of $75,000 payable in July 2010. Mr. Kimball elected to receive an award of 60,000 stock options that vested as to 50% of the shares subject to the options on July 12, 2010, with the remaining options vesting on January 12, 2011. The stock options granted to Mr. Kimball were granted with an exercise price equal to the closing price of RealNetworks common stock on the grant date of February 17, 2010. The purpose of this additional $175,000-equivalent in cash milestone payments and options was to bridge the gap between Mr. Kimball’s compensation as President and the median for a full time chief executive officer. The one-time bonus and option arrangement was viewed as a way to pay for the temporary role without a permanent increase in compensation to a chief executive officer level. The milestone bonus was made payable six months into his tenure as Acting Chief Executive Officer because the Compensation Committee believed that the new Chief Executive Officer would be known by that time.

In August 2010, the Compensation Committee approved the following increase in the annual base salary of Mr. Daw in connection with his promotion to Chief Legal Officer, which role was vacant following Mr. Kimball’s promotion:

Name	Salary Increase	Base Salary	Effective Date
Tracy D. Daw	16.3%	$285,000	August 2010

The annual base salary of Mr. Daw effective in August 2010 was established at approximately the 50th percentile of competitive market rates for similarly situated executives in a peer group of companies having target annual revenues of between $200 million and $500 million as described under the caption “Benchmarking-Tracy D. Daw” on page 22.

2010 Performance-based Cash Incentive Compensation. The Compensation Committee and the other independent members of the Board of Directors of RealNetworks approved the 2010 MBO Plan, which is a bonus plan that pays cash awards to participants based on performance targets that are established at the beginning of each six-month measurement period during the 2010 calendar year. The 2010 MBO Plan was a transitional cash incentive plan and was designed to recognize (i) the achievement of financial stability of RealNetworks, (ii) the effective execution of transformational strategic milestones and (iii) the outstanding performance of the key executives necessary to achieve desired business results. The Compensation Committee determined that establishing six-month measurement periods under the 2010 MBO Plan would effectively align rewards with the achievement of short-term goals that are required to achieve long-term shareholder value. The six-month horizon was chosen because the rapid changes in the business shortened the planning horizon and made it necessary to emphasize the importance of shorter-term milestones that supported the business and leadership reorganization. The Committee also wanted to be able to re-consider the business strategy in the second half of the year, after the planned separation of Rhapsody, with new incentive goals to match the evolving business. The Committee also determined that while Mr. Eggers had participated in a separate discretionary cash bonus program in the past, it was now appropriate to include him as an eligible participant in the 2010 MBO Plan in order to achieve alignment with the other members of the senior executive team during the Company’s transformational business period.

Participants in the 2010 MBO Plan include Messrs. Kimball, Eggers, Lunsford, Skorny, Daw and Barbour, and certain other officers and employees of RealNetworks. Mr. Barbour participated in the 2010 MBO Plan for the First Measurement Period (as defined below), but his subsequent employment termination effective August 13, 2010 precluded his participation in the Second Measurement Period.

In the first quarter of 2010, the Compensation Committee and the other non-employee members of the Board approved performance targets and payout mechanics under the 2010 MBO Plan for the first six-month measurement period beginning January 1, 2010 and ending on June 30, 2010 (the “First Measurement Period”). In August 2010, the Compensation Committee approved performance targets and payout mechanics under the 2010 MBO Plan for the second six-month measurement period beginning July 1, 2010 and ending December 31, 2010 (the “Second Measurement Period”). For the First and Second Measurement Periods, cash awards were based on financial metrics consisting of revenue, operating expenses and adjusted EBITDA, as defined and reported externally by the Company, as well as on key business milestones. The Compensation Committee believed that balanced financial performance will drive sustained value creation, and therefore, the 2010 MBO Plan was established with multiple financial metrics on which performance was measured.

The target payout under the 2010 MBO Plan for the First and Second Measurement Periods for each of Messrs. Kimball, Eggers, Lunsford, Skorny and Daw, and for the First Measurement Period for Mr. Barbour, was based 75% on the achievement of RealNetworks’ consolidated revenue, operating expense and EBITDA targets, with each financial metric having equal weight to reflect the importance of maintaining shareholder value, and 25% on the achievement of business milestones related to the simplification and reorganization strategy. Under the 2010 MBO Plan, for the First and Second Measurement Periods, consolidated (i) revenue was included as a performance metric because it was a key element of RealNetworks’ 2010 business plan, (ii) operating expenses were included as a performance metric because 2010 was a transformational year for RealNetworks and reducing operating costs was a key element of achieving financial stability, and (iii) EBITDA was included as a performance metric in order to provide rewards to our Named Executive Officers for achieving short-term profitability.

The 2010 Executive MBO Plan was divided into two equal planning and measurement periods in order to support setting appropriate goals during a year of rapid change. However, the Company managed compensation using annual target bonus as expressed as a percent of annual salary and then dividing the target bonus into two equal parts to reflect the six-month performance periods. The following table shows the 2010 target and actual performance-based cash incentive compensation under the 2010 MBO Plan for the Named Executive Officers, including the President and Chief Executive Officer:

Name	2010 MBO Plan Target Annual Cash Incentive Compensation	2010 MBO Plan Actual Annual Cash Incentive Earned	2010 MBO Plan Average Annual Target Cash Incentive Compensation (as a percentage of annual base salary)	2010 MBO Plan Actual Annual Cash Incentive Earned (as a percentage of annual base salary)
Robert Kimball(1)	$462,708	$523,220	98%	111.2%
Michael Eggers(2)	$251,556	$281,766	73%	81.6%
John Barbour(3)	$450,000	$224,483	100%	99.8%
Tracy D. Daw(4)	$91,750	$98,941	35%	38.3%
Michael Lunsford	$298,125	$332,626	75%	83.7%
Hank Skorny(5)	$156,750	$166,987	45%	47.9%

(1)	In January 2010, the target performance-based cash incentive compensation under the 2010 MBO Plan for Mr. Kimball was 75% of his annual base salary and was increased to 100% of his annual base salary in February 2010 in connection with his promotion to President and Acting Chief Executive Officer.

(2)	In January 2010, the target performance-based cash incentive compensation under the 2010 MBO Plan for Mr. Eggers was 45% of his annual base salary and was increased to 75% of his annual base salary in February 2010 in connection with his expanded role and responsibilities following the resignation of Mr. Glaser as Chief Executive Officer in January 2010.

(3)	The target performance-based cash incentive compensation shown for Mr. Barbour represents his full-year target award under the 2010 MBO Plan. The actual performance-based cash incentive compensation shown for Mr. Barbour represents his 2010 MBO payout for the First Measurement Period. Mr. Barbour did not earn a 2010 MBO payout for the Second Measurement Period because the Company terminated his employment effective August 13, 2010.

(4)	The target payout under the 2010 MBO Plan as a percentage of annual base salary for Mr. Daw was 30% in the First Measurement Period and for the portion of the Second Measurement Period beginning July 1, 2010 through September 1, 2010. Effective August 18, 2010, Mr. Daw was promoted to Chief Legal Officer and his target payout under the 2010 MBO plan was increased to 45% for the remainder of the Second Measurement Period, which is consistent with the target payout for executive officers having similar roles and responsibilities.

(5)	In 2010, Mr. Skorny was eligible to earn additional performance-based cash incentive compensation equal to 30% of his annual base salary as described below.

The corporate revenue, EBITDA, and expense goals for the First and Second Measurement Periods were established to reflect our budget for each period, which evolved during the year following the separation of the Rhapsody joint venture, as well as other efforts to reduce costs, simplify and rationalize operations. The 2010 transformation caused the Compensation Committee to establish performance goals for the First and Second Measurement Periods that are conservative compared to the Company’s previous performance-based cash incentive plans. The Compensation Committee recognized the importance of incentivizing the Company’s executives to achieve financial stability of the organization and effective execution of transformational strategic milestones in 2010, and therefore it designed the 2010 MBO Plan to be a transitional plan that included both business milestones and quantitative financial metrics. The general design of the 2010 MBO Plan was substantially the same in the First and Second Measurement Periods, with differences in specific business milestones as well as the EBITDA-based payout mechanics that were attributed to significant differences in budgeted EBITDA in the First and Second Measurement Periods.

The corporate revenue, EBITDA and operating expense targets against which performance under the 2010 MBO Plan was measured in the First and Second Measurement Periods were as follows:

	First Half 2010	Second Half 2010
	$ (in millions)	$ (in millions)
Corporate Revenue	217.2	197.8
Corporate EBITDA	0.4	9.7
Corporate Operating Expense	171.8	155.7

The business milestones for the First Measurement Period were established in connection with the transition following the resignation of Mr. Glaser as the Company’s Chief Executive Officer and included milestones related to the reduction of operating costs, the reorganization of the business and the achievement of specific restructuring and transformational objectives. The business milestones of (a) operating the Company through the leadership transition, (b) simplifying the Company’s operations, (c) restructuring the business and (d) growing the business, each constituted 6.25% of the 25% weight attributed to the achievement of business milestones in the First Measurement Period.

The business milestones for the Second Measurement Period included the development of new product initiatives, the achievement of additional reductions in operating costs, continued efforts related to the reorganization of the business and the consolidation and simplification of the Company’s international operations. The business milestones of (a) simplifying the Company’s operations, (b) restructuring the business and (c) growing the business, each constituted 8.33% of the 25% weight attributed to the achievement of business milestones in the Second Measurement Period.

The 2010 MBO Plan was designed to focus all executive officers on the achievement of a uniform set of key objectives and performance was measured against established goals on the same basis for all executive officers.

For the First Measurement Period, for Messrs. Kimball, Eggers, Lunsford, Skorny, Daw and Barbour, no portion of the target payout based on revenue and operating expense goals would have been paid if less than 90% of the revenue and operating expense targets had been achieved. For achievement of 90% or greater of the revenue and operating expense targets, each of Messrs. Kimball, Eggers, Lunsford, Skorny, Daw and Barbour were paid linearly based on the level of achievement of the revenue and operating expense targets. For example, 95% goal achievement would fund 95% of the target bonus for that goal. The payouts based on revenue and operating expense goals were uncapped in the First and Second Measurement Periods because the Compensation Committee determined that the likelihood of overachievement of the budgeted revenue and operating expense targets was low. In addition, the Compensation Committee desired to provide for increased payouts for incremental revenue generation and reduced operating expenses in order to align the level of rewards with the level of attainment of these key financial objectives. Payouts to each of Messrs. Kimball, Eggers, Lunsford, Skorny, Daw and Barbour based on achievement of the EBITDA target were capped at 100%, and no portion of the payout based on EBITDA would have been paid if less than 100% of the EBITDA target had been achieved. This binary arrangement was to reflect the fact that the corporate EBITDA goal was lower than past periods and was a small number established at less than one million dollars.

A summary of the 2010 MBO Plan payout mechanics based on financial metrics for the First Measurement Period is as follows:

Revenue and Operating Expense		EBITDA
Attainment	Incentive Payout	Attainment	Incentive Payout
<90%	No payout	<100%	No payout
90%+	Linear payout	>100%+	Capped at 100%

For the Second Measurement Period, for Messrs. Kimball, Eggers, Lunsford, Skorny and Daw, no portion of the target payout based on revenue and operating expense goals would have been paid if less than 90% of the revenue and operating expense targets had been achieved. For achievement of 90% or greater of the revenue and operating expense targets, each of Messrs. Kimball, Eggers, Lunsford, Skorny and Daw were paid linearly based on the level of achievement of the revenue and operating expense targets. For each of Messrs. Kimball, Eggers, Lunsford, Skorny and Daw, no portion of the target payout based on EBITDA would have been paid if less than 50% of the EBITDA target had been achieved. The payout threshold for achievement of the EBITDA target was 100% for the First Measurement Period because the EBITDA target for that period was a small number and accordingly, the target performance would either be attained or not. The EBITDA target for the Second Measurement Period was a higher number, reflecting significant improvement over the first half, so the Compensation Committee determined to structure payouts on a linear basis for achievement above a minimum 50% attainment threshold. For achievement of 50% or greater of the EBITDA target, each of Messrs. Kimball, Eggers, Lunsford, Skorny and Daw were paid linearly based on the level of achievement of the EBITDA target. The EBITDA-based payouts to Messrs. Kimball, Eggers and Lunsford were capped at 200% and the EBITDA-based payouts to Messrs. Skorny and Daw were capped at 160%. A higher cap on the EBITDA-based payout was established for Messrs. Kimball, Eggers and Lunsford to reflect their responsibilities and the impact and importance of their positions within RealNetworks.

A summary of the 2010 MBO Plan payout mechanics based on financial metrics for the Second Measurement Period is as follows:

Revenue and Operating Expense		EBITDA
Attainment	Incentive Payout	Attainment	Incentive Payout
<90%	No payout	<50%	No payout
90%+	Linear payout	50% -100%+	Linear payout*

*	Capped at 200% for Messrs. Kimball, Eggers and Lunsford; capped at 160% for Messrs. Skorny and Daw.

For achievement of business milestones that were established at the beginning of the First and Second Measurement Periods, the Compensation Committee reviewed and approved attainment results at the end of such measurement period and considered, but was not bound by, the recommendations of our President and Chief Executive Officer in determining the level of such attainment.

Performance target and actual attainment in the First and Second Measurement Periods under the 2010 MBO Plan were as follows:

Performance Metric	First Measurement Period Target Attainment $(in millions)	First Measurement Period Actual Attainment $(in millions)	First Measurement Period Payout Attainment		Second Measurement Period Target Attainment $(in millions)	Second Measurement Period Actual Attainment $(in millions)	Second Measurement Period Payout Attainment
Corporate Revenue	217.2	217.5	100.14%		197.8	183.3	92.66%
Corporate EBITDA	0.4	6.3	1,806.44	%(1)	9.7	19.9	205.76%(2)
Corporate Operating Expense	171.8	167.3	102.68%		155.7	129.5	102.25%
Corporate Milestones	(3)	(3)	96.25%		(3)	(3)	80.00%
Overall Attainment			99.77%				123.23% /113.23%(4)

(1)	The payout attainment based on corporate EBITDA in the First Measurement Period was capped at 100% for all Named Executive Officers.

(2)	The payout attainment based on corporate EBITDA in the Second Measurement Period was capped at 200% for Messrs. Kimball, Eggers and Lunsford, and 160% for Messrs. Daw and Skorny.

(3)	The business milestones for the First Measurement Period were established in connection with the transition following the resignation of Mr. Glaser as the Company’s Chief Executive Officer and included milestones related to the reduction of operating costs, the reorganization of the business and the achievement of specific restructuring and transformational objectives. The business milestones for the Second Measurement Period included the development of new product initiatives, the achievement of additional reductions in operating costs, continued efforts related to the reorganization of the business and the consolidation and simplification of the Company’s international operations. The weighting of the business milestones in the First and Second Measurement Periods is described under the caption “2010 Performance-based Cash Incentive Compensation” beginning on page 13.

(4)	The overall payout attainment in the Second Measurement Period for Messrs. Kimball, Eggers and Lunsford was 123.23%. The overall payout attainment in the Second Measurement Period for Messrs. Daw and Skorny was 113.23%.

In 2010, Messrs. Kimball, Eggers, Lunsford, Skorny, Daw and Barbour earned performance-based cash incentive compensation under the 2010 MBO Plan as follows:

Name	First Measurement Period Target Payout	First Measurement Period Actual Payout	Second Measurement Period Target Payout	Second Measurement Period Actual Payout	Total 2010 Performance-Based Cash Incentive Earned
Robert Kimball	$200,208	$199,748	$262,500	$323,473	$523,221
Michael Eggers	$120,306	$120,030	$131,250	$161,736	$281,766
Michael Lunsford	$148,125	$147,784	$150,000	$184,841	$332,625
Hank Skorny	$78,000	$77,821	$78,750	$89,167	$166,988
Tracy D. Daw	$36,750	$36,665	$55,000	$62,275	$98,940
John Barbour(1)	$225,000	$224,483	—	—	$224,483

(1)	Mr. Barbour did not earn a 2010 MBO payout for the Second Measurement Period because the Company terminated his employment effective August 13, 2010.

• Mr. Skorny. In 2010, Mr. Skorny was eligible to earn additional performance-based cash incentive compensation having a payout target equal to 30% of his annual base salary (the “Skorny Incentive Plan”) in consideration of his leadership of the development of the Company’s media cloud service offering. This additional incentive was agreed to in 2010 based on the potential importance of the new media cloud offering to the Company’s future value and the necessity of properly building out the related technology and services. For the First Measurement Period, payout attainment under the Skorny Incentive Plan was based equally on the achievement of special project-related milestones and operating expense targets. For the Second Measurement Period, payout attainment under the Skorny Incentive Plan was based on revenue and operating expense targets and special project-related milestones. In the First Measurement Period, no portion of the target payout based on operating expense goals would have been paid if less than 90% of the operating expense goals had been achieved. The Compensation Committee reviewed and approved attainment results under the Skorny Incentive Plan at the end of the First and Second Measurement Periods and considered, but was not bound by, the recommendations of our President and Chief Executive Officer in determining the level of such attainment. Notwithstanding the performance and payout targets established under the Skorny Incentive Plan, the Compensation Committee had the discretion to increase, decrease or eliminate an award before it was paid.

The Compensation Committee determined that attainment of the performance goals under the Skorny Incentive Plan in the First Measurement Period was 100% because actual operating expenses were below budget and the other media cloud-based business milestones established for the First Measurement Period had been achieved. The Compensation Committee determined that attainment of the performance goals under the Skorny Incentive Plan in the Second Measurement Period was 50% because certain milestones related to the development and launch of the Company’s media cloud product were not achieved.

In 2010, Mr. Skorny earned performance-based cash incentive compensation under the Skorny Incentive Plan as follows:

First Measurement Period Attainment	First Measurement Period Payout Amount	Second Measurement Period Attainment	Second Measurement Period Payout Amount
100%	$52,000	50%	$26,250

2010 Retention Arrangements. In light of the transitional activities resulting from the departure in January 2010 of the Company’s only Chief Executive Officer since its founding and the desire to retain the key senior executive team, as well as to reinforce and encourage the continued attention and commitment of certain key executives to their duties without distraction during a challenging period for the Company, the Compensation Committee approved retention letter agreements in January 2010 between the Company and certain key employees, including Messrs. Kimball, Eggers, Lunsford, Skorny and Daw (the “Retention Agreements”). The Compensation Committee engaged Cook to provide analysis and advice with respect to the development of the Retention Agreements, which were viewed as a pragmatic necessity during the period of rapid change in leadership and business priorities that followed Mr. Glaser’s departure as CEO and the subsequent CEO search. The amounts were determined following a review of other companies with market cap below $4.0 billion that had used retention awards during periods of uncertainty, with an eye towards balancing the cost to the Company with materiality to executives and the potential cost to replace key employees that may choose to leave rather than work through a difficult period. The agreements provide for the payment of cash bonuses to the Named Executive Officers as described below:

Name	Retention Bonus Amount
Robert Kimball	$850,000	(2x February 2010 salary)
Michael Eggers	$700,000	(2x February 2010 salary)
Michael Lunsford	$800,000	(2x February 2010 salary)
Hank Skorny	$700,000	(2x February 2010 salary)
Tracy D. Daw	$285,000	(1x February 2011 salary)

Two-thirds of each of the retention bonuses for Messrs. Kimball, Eggers, Lunsford and Skorny was payable on February 1, 2011. The remaining one-third of the total amount of each such bonus is scheduled to be paid on August 1, 2011, subject to the continued employment of the respective executive officer through each such date. For Mr. Daw, whose target bonus was considerably lower since he had not yet been promoted to Chief Legal Officer, 100% of his retention bonus was paid on February 1, 2011. Following his resignation as President and Chief Executive Officer in March 2011, Mr. Kimball received 100% of the portion of his retention bonus that was scheduled to be paid on August 1, 2011, which was pursuant to the terms of Mr. Kimball’s Retention Agreement and a Separation and Release Agreement between RealNetworks and Mr. Kimball, effective April 15, 2011, in connection with his resignation (the “Kimball Separation Agreement”).

The amounts of the retention bonuses for Messrs. Kimball, Eggers, Lunsford, Skorny and Daw were determined based on a multiple of annual base salary. The multiple, which ranged from 1.0 to 2.0, is based upon the Named Executive Officer’s relative level of responsibility and potential impact on RealNetworks’ overall performance. The payment schedule and payment amounts were determined for Messrs. Kimball, Eggers, Lunsford and Skorny in consideration of their critical roles within RealNetworks, to ensure executive continuity and retention for up to 18 months, and in recognition that the first 12 months of RealNetworks’ transformational activities were expected to present the most difficult challenges. The Company believed that these periods would provide sufficient time to find the permanent CEO and effect much of the business transformation.

Under the Retention Agreements, one-half of the maximum amount is guaranteed to be paid. On each scheduled payment date, subject to the continued employment of the respective executive officer, Messrs. Kimball, Eggers, Lunsford, Skorny and Daw were each to receive 50% of the scheduled amount of his respective bonus, and the remaining 50% (or lesser amount) was to be paid only if approved by the Compensation Committee, at its discretion. The Committee chose to retain this ability to exercise discretion as to the performance of executives in order to ensure the full award was not paid to anyone whose performance during the retention period was not up to expectations. In the event of the termination of Messrs. Kimball, Eggers, Lunsford, Skorny or Daw without “cause” or resignation for “good reason” (as such terms are defined in the Change in Control and Severance Agreement for each of Messrs. Kimball, Eggers, Lunsford, Skorny and Daw as described under the caption “Severance and Change in Control Benefits” on page 20), the terminated executive officer is entitled to receive the unpaid portion of the maximum retention bonus amount that otherwise is scheduled to be paid after such termination. In the event of the death or permanent disability of Messrs. Kimball, Eggers, Lunsford, Skorny or Daw, the Company will pay a prorated amount of the respective retention bonus (less any amounts previously paid), with any payout of the discretionary portion remaining subject to the Compensation Committee’s discretion.

On January 31, 2011, after considering the recommendations of the Chief Executive Officer, the Compensation Committee approved 100% of the discretionary portion of the retention bonus payments scheduled to be paid on February 1, 2011 for Messrs. Kimball, Eggers, Lunsford and Daw based on the quality of their overall performance and their high degree of effort in their respective areas of responsibility and oversight, and 85% of the discretionary portion of the bonus payment scheduled to be paid on February 1, 2011 for Mr. Skorny based on his achievement of objectives related to the development and launch of RealNetworks’ media cloud service offering.

Long-term Equity Incentive Compensation. RealNetworks’ long-term incentive program is designed to motivate our executive officers to focus on long-term company performance through equity awards and to serve as a tool in attracting and retaining key executive officers. The Company grants annual officer equity awards between the median and the 75th percentile of peer companies and also provides equity at the time of senior officer promotions to align executive interests with their new roles.

The equity awards granted to the Named Executive Officers in 2010 are as follows:

Name	Type of Award	No. Granted	Grant Date	Grant Purpose
Robert Kimball(1)	Stock Options	415,000	February 2010	Annual President Award
Robert Kimball(1)	Stock Options	85,000	February 2010	Promotion to President
Robert Kimball	Stock Options	60,000	February 2010	In lieu of $75,000 cash for Acting CEO duties
Robert Kimball	Restricted Stock Units	125,000	September 2010	Promotion to CEO
Michael Eggers	Stock Options	400,000	February 2010	Annual CFO Award
Michael Lunsford	Stock Options	400,000	February 2010	Annual Large Division Head Award
Hank Skorny	Stock Options	135,000	February 2010	Annual Small Division Head Award
Tracy D. Daw	Stock Options	110,000	January 2010	Annual VP Award
Tracy D. Daw	Stock Options	160,000	September 2010	Promotion to Chief Legal Officer

(1)	The annual award of 415,000 stock options and the promotion award of 85,000 stock options granted to Mr. Kimball in February 2010 were granted as a single award of 500,000 stock options.

In February 2010, Messrs. Kimball, Eggers and Lunsford were awarded 500,000, 400,000 and 400,000 stock options, respectively, in connection with their expanded roles and responsibilities as RealNetworks entered into a transitional period following the resignation of RealNetworks’ former Chief Executive Officer and in recognition of their individual performance. Mr. Kimball’s award was specifically sized to recognize his promotion to President (85,000 options) and to provide a competitive ongoing annual award for his President role (415,000 options). Mr. Skorny was awarded 135,000 stock options in February 2010 and Mr. Daw was awarded 110,000 stock options in January 2010. The stock options awarded to Messrs. Skorny and Daw were granted in connection with the annual executive performance review process. The Compensation Committee determined the size of the equity awards granted to Messrs. Kimball, Eggers and Lunsford in February 2010 based on Cook’s analysis and advice provided in 2010 with respect to the compensation of certain of our executive officers, including Messrs. Kimball, Eggers and Lunsford (the "2010 Cook Data") and granted equity awards to these executives at or above the 75th percentile of similarly situated executives in the 2010 Compensation Peer Group. This position was to provide a reward opportunity for successfully executing the next generation strategy and increasing shareholder value. When these February 2010 equity awards were subsequently benchmarked by Cook in October 2010, they were found to be below the 75th percentile of the new peer group, which was updated to reflect the Company’s smaller size following the separation of Rhapsody. The Compensation Committee also considered the existing equity holdings of Messrs. Kimball, Eggers and Lunsford when determining the size of the equity awards granted to these executives in February 2010, specifically the retentive value, the opportunity to benefit from future equity appreciation and the vested versus unvested equity holdings of each executive officer. The Compensation Committee determined the size of the equity awards granted to Messrs. Skorny and Daw in February 2010 and January 2010, respectively, based on individual performance and equity award guidelines established for executives having similar roles and responsibilities.

In September 2010, Mr. Kimball was awarded 125,000 restricted stock units (“RSUs”) in connection with his promotion to Chief Executive Officer and Mr. Daw was awarded 160,000 stock options in connection with his promotion to Chief Legal Officer. With respect to Mr. Kimball, the independent members of the Board of Directors determined that the size of Mr. Kimball’s RSU award, together with the increases in his compensation approved earlier in 2010, appropriately recognized his promotion to Chief Executive Officer and provided sufficient incentive in his role as President and Chief Executive Officer. The Committee chose to use RSUs to enhance retention and limit dilution from the award. With respect to Mr. Daw, the Compensation Committee considered the size of a typical stock option grant to a newly hired Senior Vice President and granted a stock option award to Mr. Daw that, together with the stock options granted to Mr. Daw in January 2010, appropriately recognized Mr. Daw’s promotion to Chief Legal Officer. In both cases, the mid-year promotion award amounts were offset by grants already provided during the year, so that the annual total was consistent with the desired grant position.

The exercise price of each of the stock options granted to Messrs. Kimball, Eggers, Lunsford, Skorny and Daw is equal to the closing price of RealNetworks common stock on the respective grant dates. The vesting schedule applicable to each of the equity awards granted to the Named Executive Officers in 2010 is described in the table captioned “Outstanding Equity Awards at December 31, 2010” beginning on page 31.

RealNetworks does not have any program, plan or obligation that requires the granting of stock options or other equity awards to any executive officer on specified dates, or that requires the Named Executive Officers to hold stock options or restricted stock units beyond their vesting dates. All stock options are granted with exercise prices that are equal to the last sale price of RealNetworks’ common stock as reported on the Nasdaq Stock Market on the respective date of grant. The Compensation Committee typically grants equity awards to corporate and executive officers at its scheduled meetings or by unanimous written consent. From time to time, the Compensation Committee may authorize the future grant of an equity award to a corporate or executive officer in advance of the commencement of such officer’s employment by RealNetworks, in which case the Compensation Committee’s approval of the award is subject to and effective upon the employment of such officer by RealNetworks, and the exercise price of such stock option is equal to the last sale price of our common stock as reported on the Nasdaq Stock Market on the respective date of grant, which would be the first day of the employment of such officer. Pursuant to the terms of the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”), the Board of Directors has delegated authority to each of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer to grant awards under the 2005 Plan to employees who are not directors or officers of RealNetworks, and such awards are typically approved on a weekly basis.

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

Our executive officers participate in the benefit programs described above on the same basis as our other employees. We may offer other benefits to our employees and executive officers from time to time, including relocation packages. In connection with Mr. Barbour’s acceptance of an offer of employment by RealNetworks as President of the Games division in October 2008, RealNetworks agreed to pay the costs of temporary housing and certain commuting expenses during the first twelve months of Mr. Barbour’s employment. RealNetworks also agreed to reimburse Mr. Barbour for the income tax liability associated with the temporary housing and commuting benefits in an amount not to exceed $100,000, including any tax liability resulting from such reimbursement. It was anticipated that the Company would spin-off its Games division and that Mr. Barbour would be chief executive officer of the resulting stand-alone public Games company and re-locate permanently at that time. However, following the postponement of the Company’s planned separation of the Games business from RealNetworks, in December 2009 the Compensation Committee approved the reimbursement of additional temporary housing and commuting expenses for up to an additional six months following November 1, 2009, with such expense reimbursements to be capped at $130,000 (consisting of $80,000 for commuting and temporary housing benefits and $50,000 for the associated tax liability). In 2010, Mr. Barbour was reimbursed for commuting and temporary housing expenses in the amount of $79,799 and the associated income tax liability in the amount of $45,769. This assistance was cancelled when Mr. Barbour’s employment was terminated in August 2010.

Since 2002, the imputed costs associated with the occupancy of vacant office space in our headquarters by the Glaser Progress Foundation, a charitable foundation of which Mr. Glaser is Trustee, and by Mr. Glaser’s personal assistant, have been reported as income to Mr. Glaser. Other than as described above, there were no special benefits or perquisites provided to any other Named Executive Officer in 2010.

Severance and Change in Control Benefits. It is the Company’s policy to request our executive officers to provide notice to RealNetworks (typically six months) prior to voluntarily terminating their employment with RealNetworks for the purpose of transitioning responsibilities. The Compensation Committee believes that this is an important element of the executive compensation program, as it provides executive officers reasonable assurance of transitional employment support and it benefits RealNetworks by ensuring continuity during these transitions. In the event an executive officer provides six months’ notice prior to voluntarily terminating his or her employment, he or she will receive a severance payment equal to six months of such executive’s annual base salary, even if RealNetworks does not require the continued services of the executive officer for all or part of such six month notice period. In the event an executive officer provides notice of less than six months prior to voluntarily terminating his or her employment, he or she will receive a severance payment equal to the number of months’ notice provided, up to a maximum severance payment equal to six months of the executive’s annual base salary, even if RealNetworks does not require the continued services of the executive officer for all or part of such notice period. These severance payments are in addition to any base salary earned during these periods and are paid following the last day worked by an executive officer, and executive officers who receive such severance payments provide a waiver and release of all claims against RealNetworks.

• Mr. Glaser. In April 2010, the Compensation Committee approved payments in the aggregate amount of $400,000 to Mr. Glaser in connection with his resignation on January 12, 2010 as RealNetworks’ Chief Executive Officer. Of this amount, $250,958 represents the amount Mr. Glaser would have been eligible for as performance-based cash incentive compensation under the 2009 annual cash incentive plan had he remained employed by RealNetworks on the date payments were made under the Company’s cash incentive plans (which was scheduled to occur within the next 45 days having already completed the performance period), and $149,042 represents an additional severance payment in recognition of his service to the Company and because Mr. Glaser remains Chairman of the Board of Directors. In addition and for the same reason, the Compensation Committee approved the extension of the exercisability period of stock options previously granted to Mr. Glaser with respect to those shares subject to stock options that were vested as of January 12, 2010 (the “Vested Options”), such that the Vested Options will remain exercisable until the earlier of the (x) expiration date of the option grant pursuant to the applicable stock option agreement, or (y) expiration of the post-termination exercise period set forth in the applicable stock option agreement following termination of Mr. Glaser’s service as a member of the Company’s Board of Directors. This was to recognize that service continued as Chairman of the Board even though service as an employee was ending. All unvested shares subject to the stock options were canceled as of Mr. Glaser’s resignation date in accordance with the terms of the applicable award agreement and the 2005 Plan.

• Mr. Barbour. Pursuant to the terms of the Offer Letter dated October 28, 2008 between RealNetworks and Mr. Barbour (the “Barbour Offer Letter”), in the event that Mr. Barbour’s employment was terminated by the Company other than for Cause or by Mr. Barbour for Good Reason (as such terms are defined in the Barbour Offer Letter), or if RealNetworks’ Board of Directors decided not to proceed with a spin-off of its Games business and Mr. Barbour elected to terminate his employment thereafter, Mr. Barbour would be entitled to receive: (a) any bonus award for which he is eligible under the Company’s Executive MBO Plan; (b) a lump-sum cash payment in an amount equal to (i) one year’s base salary at the rate in effect as of the date Mr. Barbour’s employment terminates, plus (ii) 12 months of his target annual bonus award; and (c) additional vesting and exercisability of each outstanding equity-based award as described below.

Mr. Barbour’s employment was terminated by RealNetworks effective August 13, 2010, and based upon the terms of the Barbour Offer Letter, which was provided upon his hire in 2008, Mr. Barbour was paid severance payments in the aggregate amount of $900,000, representing twelve months of his annual base salary and 100% of his target annual bonus award, together with additional vesting and exercisability of his outstanding stock option awards calculated on a pro rata basis for the portion of the year elapsed since the last vesting date of such options, expressed in full months. In addition, RealNetworks reimbursed Mr. Barbour for the costs associated with his temporary housing in Seattle, Washington through month end, and paid Mr. Barbour tax gross-up compensation on the imputed income related to such reimbursements. In exchange for the severance payments made to Mr. Barbour, Mr. Barbour provided a waiver and release of all claims against RealNetworks.

• Messrs. Eggers, Lunsford, Skorny and Daw. In 2010, the Compensation Committee approved change in control and severance arrangements with respect to certain key employees including Messrs. Eggers, Lunsford, Skorny and Daw to encourage the retention and commitment of these executives during the Company’s leadership transition and restructuring activities. In the event of a “change in control” of RealNetworks, if the employment of Messrs. Eggers, Lunsford, Skorny or Daw is terminated without “cause” or any of such executives resigns for “good reason” (as such terms are defined in the Change in Control and Severance Agreement between RealNetworks and each of Messrs. Eggers, Lunsford, Skorny or Daw) within three months prior to or 24 months following such change in control, Messrs. Eggers, Lunsford, Skorny or Daw are each entitled to receive a lump sum payment equal to 125% of the sum of his base salary and target bonus, a lump sum payment of his prorated target bonus for any partial annual incentive bonus period, 100% accelerated vesting of his equity awards granted on or after (i) February 1, 2010 with respect to Messrs. Kimball, Eggers, Lunsford and Skorny, and (ii) August 26, 2010 with respect to Mr. Daw, extension of the post-termination exercisability of all vested nonqualified stock options that are outstanding as of the date of the executive’s termination of employment for up to 12 months, and 18 months of Company-paid health coverage. In order for each such executive to receive such severance benefits, he must (i) execute a release of claims in favor of RealNetworks, (ii) agree to a nondisparagement obligation, and (iii) agree to non-solicitation and no-hire obligations for a period of 12 months following termination. For purposes of each of these agreements, “cause” includes, for example, the substantial and continuing failure of the executive, after written notice thereof, to render services to RealNetworks in accordance with the terms or requirements of his employment for reasons other than illness or incapacity, and his violation of any confidentiality or non-competition agreements with RealNetworks or its subsidiaries that results in material harm to RealNetworks. The term “good reason” includes, for example, a material reduction (of more than 10%) in the executive’s annual base compensation as in effect immediately prior to such reduction, a material reduction in his annual target bonus opportunity (of more than 10%) and a material change (of more than 50 miles) in the geographic location where he is required to perform his work.

• Mr. Kimball. In 2010, the Compensation Committee approved the terms of a Change in Control and Severance Agreement between RealNetworks and Mr. Kimball (the “Kimball CIC Agreement”) having substantially the same terms as the change in control and severance arrangements described above with respect to Messrs. Eggers, Lunsford, Skorny and Daw. Pursuant to the Kimball CIC Agreement, Mr. Kimball was entitled to certain additional severance benefits. In the event of Mr. Kimball’s termination of employment without “cause” or resignation for “good reason” other than during the change in control period (as such terms are defined in the Kimball CIC Agreement and described above), Mr. Kimball was entitled to receive a lump sum payment equal to 100% of his base salary, accelerated vesting of up to 250,000 shares subject to his option covering 500,000 shares granted on February 1, 2010, 100% accelerated vesting of his option covering 60,000 shares, and extension of post-termination exercisability of all equity awards for up to 12 months (upon the later of (i) termination of his employment or (ii) termination of his Board service, but no later than the option’s original term). In order to receive the severance benefits under the Kimball CIC Agreement, Mr. Kimball was required to (i) execute a release of claims in favor of the Company, (ii) agree to a nondisparagement obligation, and (iii) agree to non-solicitation and no-hire obligations for a period of 12 months following termination. Mr. Kimball’s rights and obligations under the Kimball CIC Agreement were superseded by a Separation and Release Agreement described under the caption “Compensation of the Chief Executive Officer-Mr. Kimball” beginning on page 23.

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

In addition, our executive officers may be eligible to receive certain benefits with respect to outstanding awards granted under our equity incentive plans in the event of a change in control of RealNetworks. A change in control of a corporation is often accompanied by changes in the corporate culture and job losses due to redundancy, especially at the executive levels. If a change in control of RealNetworks were under consideration, we expect that our executives could be faced with personal uncertainties and distractions about how the transaction may affect their continued employment with us. By granting awards under our equity incentive plans that include change in control benefits before any such transaction is contemplated, we hope to focus our executive’s full attention and dedication to our shareholders’ best interests in the event of a threatened or pending change in control, and to encourage the executive to remain employed by RealNetworks through the completion of any such transaction.

Benchmarking

Our Human Resources department periodically obtains executive compensation data from outside compensation consultants and/or salary surveys that reflect a peer group of other technology companies and considers this data when making recommendations to the Compensation Committee regarding employment offers to and compensation packages for our executive officers.

• Messrs. Kimball, Eggers and Lunsford. The 2010 Cook Data provided the primary foundation for the establishment of compensation of Messrs. Kimball, Eggers and Lunsford that was in effect throughout 2010.

As part of its compensation analysis, Cook utilized compensation data from the 2010 Compensation Peer Group. The companies comprising the 2010 Compensation Peer Group are:

Avid Technologies, Inc.	Move Inc.	Shutterfly Inc.	ValueClick, Inc.
F5 Networks, Inc.	Netflix, Inc.	Take-Two Interactive, Inc.	WebMD Health Corp.
Harmonic Inc.	Red Hat, Inc.	THQ Inc.
Interactive Data Corp.	Scholastic Corporation	TiVo Inc.

Cook created compensation benchmarks using data disclosed in regulatory reports by companies in the 2010 Compensation Peer Group and conducted a review of total target annual cash compensation consisting of annual base salary and target cash incentive compensation and the long-term incentive compensation of executives in the 2010 Compensation Peer Group.

Cook utilized peer company data for non-founder chief executive officers and the second highest paid officers in the 2010 Compensation Peer Group in formulating a recommendation for Mr. Kimball’s 2010 compensation as President, Acting Chief Executive Officer and Chief Executive Officer. Peer company data for non-founder chief financial officers in the 2010 Compensation Peer Group were used to formulate a recommendation for the 2010 compensation of Mr. Eggers. Peer company non-founder data for division heads and the third highest paid officers in the 2010 Compensation Peer Group, regardless of title, were used to formulate a recommendation for Mr. Lunsford’s 2010 compensation.

• John Barbour. John Barbour served as RealNetworks’ President, Games Division, from October 2008 until his employment terminated in August 2010. In 2008, the Compensation Committee determined Mr. Barbour’s compensation in the context of RealNetworks’ previously announced intention to separate the Games division from the Company, after which RealNetworks expected Mr. Barbour would be the chief executive officer of the new entity. Mr. Barbour’s annual base salary and performance-based cash incentive compensation remained the same from October 2008 through the termination of his employment in August 2010.

• Tracy D. Daw. In 2010, Mr. Daw served as the Company’s Vice President, Corporate Development, Deputy General Counsel and Corporate Secretary from January to August and was promoted to Chief Legal Officer and Corporate Secretary effective August 2010. Mr. Daw’s compensation as Vice President, Corporate Development, Deputy General Counsel and Corporate Secretary was determined by RealNetworks’ Human Resources department and its Chief Executive Officer primarily on the basis of internal comparators and individual performance.

In August 2010, the Compensation Committee approved an annual base salary for Mr. Daw of $285,000, which was established at approximately the 50th percentile of competitive market rates, in connection with Mr. Daw’s promotion to Chief Legal Officer, and established Mr. Daw’s target performance-based cash incentive compensation at 45% of his annual base salary, which is consistent with the target performance-based cash incentive compensation of similarly situated executive officers of RealNetworks. The Compensation Committee considered (but was not obligated to take) the recommendations of RealNetworks’ Human Resources department in establishing Mr. Daw’s compensation, which recommendations were based on internal comparators, Radford executive compensation survey data, and executive compensation data from a peer group of companies having target annual revenues of between $200 million and $500 million as set forth below:

Blue Coat Systems Inc. Coherent Inc. Infinera Corp. Move Inc.	Newport Corp. Rovi Corp. Websense Inc.

• Hank Skorny. Mr. Skorny served as Senior Vice President, Media Cloud Computing and Services in 2010 and was appointed Senior Vice President and Chief Strategy Officer in January 2011. In January 2010, the Compensation Committee approved an annual base salary for Mr. Skorny of $350,000, an increase of approximately 6%, based primarily on internal comparators and individual performance.

Compensation of the Chief Executive Officer

• Mr. Glaser. Effective January 12, 2010, Mr. Glaser resigned from his position as Chief Executive Officer of RealNetworks. Mr. Glaser continues to serve as Chairman of the Board of Directors. As a nonemployee director of RealNetworks, in 2010 Mr. Glaser was compensated for his services as a director under RealNetworks’ director compensation program described on page 34. In April 2010, the Compensation Committee approved severance arrangements for Mr. Glaser as described under the caption “Severance and Change in Control Benefits-Mr. Glaser” on page 20. Mr. Glaser resigned from his position as Chief Executive Officer of RealNetworks prior to the date payments were made under the 2010 MBO Plan and was not eligible to earn performance-based cash incentive compensation in 2010.

• Mr. Kimball. In January 2010, Mr. Kimball was promoted to President and Acting Chief Executive Officer of RealNetworks following the resignation of Mr. Glaser as Chief Executive Officer, after previously serving as RealNetworks’ Executive Vice President, Corporate Development and Law, General Counsel and Corporate Secretary. Mr. Kimball was then appointed as RealNetworks’ Acting Chief Executive Officer and was included as a candidate for the position of Chief Executive Officer during the Board of Directors’ search for a permanent Chief Executive Officer in the first half of 2010. The Compensation Committee and the other independent directors of RealNetworks recognized that Mr. Kimball’s role as Acting Chief Executive Officer would be challenging during this transitional time and determined to compensate Mr. Kimball fairly for his role as Acting Chief Executive Officer while providing the Board the time and flexibility to conduct a search for a Chief Executive Officer.

In January 2010, the Compensation Committee engaged Cook to provide analysis and advice with respect to Mr. Kimball’s compensation as President and Acting Chief Executive Officer. As part of their analysis, Cook utilized compensation data for the second highest paid officer of each company in the 2010 Compensation Peer Group. Based on Cook’s analysis, the Compensation Committee recognized that Mr. Kimball’s compensation prior to his appointment as President reflected his previous role as Executive Vice President, Corporate Development and Law, General Counsel and Corporate Secretary, and therefore approved an increase in Mr. Kimball’s overall compensation to reflect his promotion to President. Based on Cook’s analysis, the ongoing compensation for Mr. Kimball was targeted at slightly above the median to reflect his experience and the fact that not all of the second highest paid officers in the 2010 Compensation Peer Group served in the role of President.

The Compensation Committee also approved additional temporary compensation for Mr. Kimball in recognition of his short-term and challenging role as Acting Chief Executive Officer. The difference between Mr. Kimball’s new compensation as President and a median annual Chief Executive Officer compensation program for the estimated duration of Mr. Kimball’s service as Acting Chief Executive Officer was the basis for the determination of Mr. Kimball’s compensation as Acting Chief Executive Officer. Compensation data for non-founder chief executive officers in the 2010 Compensation Peer Group were used to determine Mr. Kimball’s compensation as Acting Chief Executive Officer.

Pursuant to authority granted to the Compensation Committee by the Board of Directors, in January 2010 the Compensation Committee approved an increase in the annual base salary of Mr. Kimball to $425,000, an increase of approximately 15%, based on his individual performance and in recognition of the increased scope of his role and responsibilities as President and Acting Chief Executive Officer. The Compensation Committee also established Mr. Kimball’s target performance-based cash incentive compensation at 100% of his annual base salary, resulting in target annual cash compensation between the median and the 75th percentile for the second highest paid officer in the 2010 Compensation Peer Group. At the same time, the Committee set up a temporary mechanism to pay for the Acting Chief Executive Officer role. This was in the form of a $100,000 cash milestone bonus after six months and an award for 60,000 options (which was provided in lieu of $75,000 cash). The $175,000 in cash equivalent payment was to provide the difference between his President level compensation and the median for a chief executive officer over a six month period. This special compensation was provided to Mr. Kimball for six months of service as Acting Chief Executive Officer because that was the expected Chief Executive Officer search period.

In recognition of Mr. Kimball’s promotion to President, Mr. Kimball was also awarded options for the purchase of 500,000 shares of RealNetworks common stock. Of these options, 415,000 were granted as an annual long-term equity incentive award for serving as President, which was the 75th percentile for annual awards granted to the second highest paid officer in the 2010 Compensation Peer Group after taking into account adjustments based on RealNetworks’ capitalization. The remaining 85,000 options were awarded to Mr. Kimball in recognition of his promotion to President.

In light of the transitional activities resulting from the departure in January 2010 of RealNetworks’ former Chief Executive Officer and the desire to retain the key senior executive team, as well as to reinforce and encourage the continued attention and commitment of certain key executives to their duties without distraction during a challenging period for RealNetworks, the Compensation Committee approved retention letter agreements in 2010 between RealNetworks and certain key employees of the Company, including Mr. Kimball. The Kimball Retention Agreement is described under the caption “2010 Retention Arrangements” in the section entitled “Elements of Compensation” beginning on page 10.

At the conclusion of the Board’s search for a Chief Executive Officer in July 2010, Mr. Kimball was appointed Chief Executive Officer of RealNetworks and continued to serve as its President. In connection with Mr. Kimball’s appointment as Chief Executive Officer, the Board of Directors authorized and directed the Compensation Committee to enter into negotiations with Mr. Kimball regarding Mr. Kimball’s compensation package (the “CEO Compensation Package”) within certain parameters for such compensation previously set by the members of the Board, excluding Mr. Kimball. The Compensation Committee conducted deliberations as to the appropriate composition and amount of compensation to be included in the CEO Compensation Package, considering the parameters established by the Board and based on the analysis and advice of Cook. The Compensation Committee kept the Board informed of its deliberations with respect to the CEO Compensation Package, but Mr. Kimball did not participate in any of the Compensation Committee’s deliberations and had no knowledge of the details of such deliberations.

The Compensation Committee recognized that an internal promotion to Chief Executive Officer should be accompanied by competitive compensation for the role. It also determined that it was appropriate to consider amounts paid earlier in 2010 when Mr. Kimball was promoted to President and Acting Chief Executive Officer in establishing the CEO Compensation Package. Therefore, it established a framework for the CEO Compensation Package that included the evaluation of market data for a Chief Executive Officer promotion and a review of compensation approved in February 2010 in connection with Mr. Kimball’s promotion to President and Acting Chief Executive Officer. In September 2010, the independent members of the Board of Directors approved an annual base salary for Mr. Kimball of $525,000, an increase of approximately 24%, effective July 2010 and consistent with the 25th percentile of chief executive officers in the 2010 Compensation Peer Group. The 25th percentile was chosen to recognize Mr. Kimball’s status as a new Chief Executive Officer and to allow room for future increases as his experience grew. Mr. Kimball was also awarded 125,000 RSUs vesting in equal increments every six months over a four year period. The Board of Directors determined that the increase in Mr. Kimball’s annual base salary and the award of RSUs, together with compensation for Mr. Kimball that was approved earlier in 2010, appropriately recognized Mr. Kimball’s promotion to Chief Executive Officer and sufficiently incentivized Mr. Kimball in his role as President and Chief Executive Officer.

In 2010, Mr. Kimball earned performance-based cash incentive compensation under the 2010 MBO Plan as described under the caption “2010 Performance-based Cash Incentive Compensation” in the section entitled “Elements of Compensation” beginning on page 10. All executive officers of RealNetworks participated in the 2010 MBO Plan in order to achieve alignment among the senior executive team in working to achieve the Company’s transformational business goals and objectives in 2010.

In 2010, the Compensation Committee approved change in control and severance arrangements with respect to Mr. Kimball described under the caption “Severance and Change in Control Benefits” in the section entitled “Elements of Compensation” beginning on page 10.

        On March 28, 2011, Mr. Kimball resigned from his position as President and Chief Executive Officer of RealNetworks and he also resigned from RealNetworks’ Board of Directors. Mr. Kimball’s rights and obligations under the Kimball CIC Agreement, as well as the Kimball Retention Agreement, were superseded by the Kimball Separation Agreement. Pursuant to the Kimball Separation Agreement, Mr. Kimball received a severance payment equal to approximately $1.7 million, which was recommended by the Compensation Committee and approved by the independent members of the Board of Directors, based on eighteen months of Mr. Kimball’s annual base salary and target bonus payment under the RealNetworks, Inc. 2011 Executive MBO Plan and the pro-rata portion of Mr. Kimball’s target payout under the 2011 Executive MBO Plan. In addition, Mr. Kimball received the remaining payment of $283,000 under the Kimball Retention Agreement. Mr. Kimball has also agreed to provide consulting services to RealNetworks for a period of 90 days from April 15, 2011 (the “Consulting Period”) at a rate equal to $43,666 per month (his last monthly salary rate). The Kimball Separation Agreement further provides for the acceleration of the vesting applicable to all of Mr. Kimball’s outstanding equity awards with respect to shares of RealNetworks’ common stock such that all such equity awards became fully exercisable as of April 15, 2011, and the exercisability period of all of the stock options to purchase shares of RealNetworks’ common stock held by Mr. Kimball (the “Kimball Options”) will be extended such that the Kimball Options will remain exercisable until the earlier of (x) eighteen months following the expiration of the Consulting Period, or (y) the expiration date of the option grant pursuant to the applicable stock option agreement. Pursuant to the Kimball Separation Agreement, Mr. Kimball is entitled to receive reimbursements for up to eighteen months of

COBRA health insurance premiums. In exchange for the payments made to Mr. Kimball pursuant to the Kimball Separation Agreement, Mr. Kimball provided a waiver and release of all claims against RealNetworks. The Compensation Committee and the independent members of the Board of Directors approved the severance arrangements set forth in the Kimball Separation Agreement in recognition of Mr. Kimball’s significant achievements during his long service to the Company and his efforts and performance during a year of transition for the Company.

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

Accounting for Stock-Based Compensation. RealNetworks accounts for stock-based compensation in accordance with the requirements of Accounting Standards Codification Topic 718, Compensation – Stock Compensation. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period.

Pre-Set Diversification Plans

RealNetworks has authorized its executive officers to enter into pre-set diversification plans established according to Section 10b5-1 of the Securities Exchange Act of 1934, as amended, with an independent broker-dealer. These plans include specific instructions for the broker to exercise stock options and/or sell stock on behalf of the executive on a pre-determined schedule. The purpose of such plans is to enable executive officers to recognize the value of their compensation and diversify their holdings of RealNetworks common stock during periods in which the officer would otherwise be unable to buy or sell such stock because important information about RealNetworks had not been publicly released. As of April 25, 2011, Mr. Eggers had such a plan.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2010 with RealNetworks’ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in RealNetworks’ annual report on Form 10-K and proxy statement relating to the 2011 annual meeting of shareholders.

The Compensation Committee of the Board of Directors

Janice Roberts, Chair Eric A. Benhamou Pradeep Jotwani Dominique Trempont

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Robert Glaser(6)	2010	53,766	—	—	—	—	601,086	654,852
Chairman of the Board and	2009	275,000	—	—	—	—	36,903	311,903
Former Chief Executive Officer	2008	236,672	—	—	—	93,285	35,125	365,082

Robert Kimball(7)	2010	469,902	100,000	361,250	1,163,338	523,220	3,933	2,621,643
Former President and	2009	380,000	1,000	—	178,360	224,605	3,963	787,928
Chief Executive Officer	2008	327,038	750,000	135,225	157,768	116,937	3,684	1,490,652

Michael Eggers	2010	344,577	—	—	827,840	281,766	3,899	1,458,082
Senior Vice President,	2009	291,500	140,588	—	—	—	3,866	435,954
Chief Financial Officer	2008	288,884	91,725	350,581	—	—	3,657	734,847

Michael Lunsford(8)	2010	397,219	—	—	827,840	332,626	3,933	1,561,618
Interim Chief Executive Officer	2009	370,000	—	—	—	141,510	3,927	515,437
	2008	336,602	257,500	274,400	1,193,200	106,527	66,838	2,235,067

Hank Skorny(9)	2010	348,333	—	—	279,396	245,237	3,901	876,867
Senior Vice President and Chief	2009	321,327	150,000	—	456,510	120,194	3,893	1,051,924
Strategy Officer	2008	—	—	—	—	—	—	—

Tracy D. Daw(10)	2010	259,722	1,000	—	466,100	98,941	3,842	829,605
Chief Legal Officer and	2009	—	—	—	—	—	—	—
Corporate Secretary	2008	—	—	—	—	—	—	—

John Barbour(11)	2010	281,250	—	—	—	224,483	1,029,416	1,535,149
Former President, Games Division	2009	450,000	—	—	—	288,631	215,163	953,794
	2008	—	—	—	—	—	—	—

(1)	Of the $53,766 earned by Mr. Glaser as salary in 2010, $42,308 was paid to Mr. Glaser as compensation for accrued but unused vacation following his resignation as Chief Executive Officer effective January 12, 2010. Of the $329,956 earned by Mr. Glaser as performance-based cash incentive compensation in 2008, $236,671 was paid to Mr. Glaser in the form of salary between January 1, 2008 and July 2008. After the Compensation Committee determined to set Mr. Glaser’s annual salary for 2008 at $1, the amount paid to Mr. Glaser as salary in excess of $1 was applied to Mr. Glaser’s performance-based cash incentive compensation payout at the time it was determined by the Compensation Committee in March 2009. The remaining $93,285 of Mr. Glaser’s 2008 performance-based cash incentive compensation was paid in March 2009.

(2)	The amounts reported in this column represent discretionary cash bonus awards.

(3)	The amounts reported in these columns reflect the aggregate grant date fair value of awards granted in the year shown pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the executive officer.

In accordance with current SEC disclosure requirements, stock option awards for fiscal 2008, previously reported as amounts recognized, or “expensed,” for the fiscal year, are now being reported above as grant date fair values. For a discussion of valuation assumptions, see Note 2, “Stock-Based Compensation,” to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010.

(4)	The amounts reported in this column represent cash incentive compensation which is based on performance in fiscal 2008, 2009 and 2010. Of the $329,956 earned by Mr. Glaser as performance-based cash incentive compensation in 2008, $236,671 was paid to Mr. Glaser in the form of salary between January 1, 2008 and July 2008. These payments were applied to Mr. Glaser’s performance-based cash incentive compensation payout at the time it was determined by the Compensation Committee in March 2009. The remaining $93,285 of Mr. Glaser’s 2008 performance-based cash incentive compensation was paid in March 2009. Mr. Glaser resigned as Chief Executive Officer effective January 12, 2010, and therefore he did not receive performance-based cash incentive compensation for 2009 or 2010. With respect to the Named Executive Officers other than Mr. Glaser, cash incentive compensation was determined by the Compensation Committee (a) in August 2008 with respect to payments for the first half of 2008; (b) in March 2009 with respect to payments for the second half of 2008; (c) in July 2009 with respect to payments for the first half of 2009; (d) in January 2010 with respect to payments for the second half of 2009, (e) in July 2010 with respect to payments for the first half of 2010; and (f) in January 2011 with respect to payments for the second half of 2010, with payments made shortly after each such determination. This performance-based cash compensation is discussed in further detail under “Compensation Discussion and Analysis” beginning on page 9. The estimated possible threshold, target and maximum amounts for these awards are reflected in the “2010 Grants of Plan-Based Awards” table on page 29.

(5)	Amounts reported for 2008, 2009 and 2010 that represent “All Other Compensation” for each of the Named Executive Officers are described in the table below captioned “Detail of ‘All Other Compensation’ in the Summary Compensation Table.”

(6)	Mr. Glaser served as RealNetworks’ Chief Executive Officer through January 12, 2010. Compensation earned by Mr. Glaser for services provided to RealNetworks as a non-employee member of the Board of Directors from January 13, 2010 through December 31, 2010 is reflected in the “2010 Director Compensation Table” on page 33.

(7)	Mr. Kimball served as RealNetworks’ President and Acting Chief Executive Officer from January 13, 2010 to July 20, 2010, and as President and Chief Executive Officer from July 20, 2010 through March 28, 2011. Mr. Kimball resigned as President and Chief Executive Officer of RealNetworks on March 28, 2011.

(8)	Mr. Lunsford served as Executive Vice President, Music, Media and Technology Solutions until March 28, 2011 when he was appointed Interim Chief Executive Officer of RealNetworks.

(9)	Mr. Skorny joined RealNetworks on January 12, 2009 and was first designated as a Named Executive Officer of RealNetworks in 2009.

(10)	Mr. Daw has not previously been designated as a Named Executive Officer of RealNetworks.

(11)	Mr. Barbour joined RealNetworks on October 28, 2008 and was first designated as a Named Executive Officer of RealNetworks in 2009. Mr. Barbour’s employment was terminated by RealNetworks effective August 13, 2010.

Detail of “All Other Compensation” in the Summary Compensation Table

Name	Year	Company Contribution 401(k) Plan ($)(1)	Term Life Insurance Premium ($)	Taxable Temporary Housing, Relocation and Commuting Benefits ($)		Tax Gross-Up Payment Related to Temporary Housing and Commuting Benefits ($)	Severance Payments ($)(2)	Costs Associated With Personal Use of Office Space ($)(3)	Non- Employee Director Compensation(4)	Total ($)
Robert Glaser	2010	—	59	—		—	411,963	12,564	176,500	601,086
	2009	—	198	—		—	—	36,705	—	36,903
	2008	—	288	—		—	—	34,837	—	35,125

Robert Kimball	2010	3,675	258	—		—	—	—	—	3,933
	2009	3,675	288	—		—	—	—	—	3,963
	2008	3,450	234	—		—	—	—	—	3,684

Michael Eggers	2010	3,675	224	—		—	—	—	—	3,899
	2009	3,675	191	—		—	—	—	—	3,866
	2008	3,450	207	—		—	—	—	—	3,657

Michael Lunsford	2010	3,675	258	—		—	—	—	—	3,933
	2009	3,675	252	—		—	—	—	—	3,927
	2008	—	238	66,600	(5)	—	—	—	—	66,838

Hank Skorny(6)	2010	3,675	226	—		—	—	—	—	3,901
	2009	3,675	218	—		—	—	—	—	3,893
	2008	—	—	—		—	—	—	—	—

Tracy D. Daw(7)	2010	3,675	167	—		—	—	—	—	3,842
	2009	—	—	—		—	—	—	—	—
	2008	—	—	—		—	—	—	—	—

John Barbour(8)	2010	3,675	173	79,799	(9)	45,769	900,000	—	—	1,029,416
	2009	3,675	288	134,218	(9)	76,982	—	—	—	215,163
	2008	—	—	—		—	—	—	—	—

(1)	Under RealNetworks’ 401(k) plan, RealNetworks matches 50% of the first 3% of pay that is contributed to the plan. Matching contributions by RealNetworks become fully vested after three years.

(2)	Of the amount reported for Mr. Glaser for 2010, $400,000 represents severance payments and $11,963 represents COBRA health insurance premiums paid by RealNetworks on behalf of Mr. Glaser from May 2010 to December 2010. The amount reported for Mr. Barbour for 2010 represents severance payments representing twelve months of his annual base salary ($450,000) and 100% of his target annual bonus award ($450,000).

(3)	The amounts reported in this column represent costs associated with the occupancy of office space in RealNetworks’ headquarters by the Glaser Progress Foundation, a charitable foundation of which Mr. Glaser is Trustee, and Mr. Glaser’s personal assistant. The cost per square foot of occupied space in RealNetworks’ headquarters was multiplied by the square footage of the office space occupied by the Glaser Progress Foundation and Mr. Glaser’s personal assistant to determine the costs associated with the occupancy of such office space. In 2010, the Glaser Progress Foundation and Mr. Glaser’s personal assistant occupied office space in RealNetworks’ headquarters from January 2010 to May 2010.

(4)	The amount reported for Mr. Glaser represents fees earned by Mr. Glaser in connection with his service as a non-employee director of RealNetworks. Following his resignation as Chief Executive Officer in January 2010, Mr. Glaser remained Chairman of the Board of Directors and was compensated for his services as a non-employee director of RealNetworks as described under the caption “Compensation of Directors” on page 34.

(5)	The amount reported for Mr. Lunsford for 2008 represents reimbursement to Mr. Lunsford in the amount of $65,500 for the loss realized on the sale of his residence in Atlanta, Georgia in connection with his relocation to Seattle, Washington, pursuant to the terms of an employment offer letter between RealNetworks and Mr. Lunsford. In calculating the amount of this reimbursement and the incremental cost to RealNetworks, each of RealNetworks and Mr. Lunsford obtained a separate appraisal of the subject property, and the average of the two appraisals provided the basis on which the reimbursement was calculated. The difference between the sale price and the average of the two appraisals was equal to $65,500 and constituted the amount reimbursed to Mr. Lunsford pursuant to this arrangement. The remaining $1,100 reported for Mr. Lunsford represents taxable travel and lodging expense reimbursements associated with his relocation. These amounts constitute taxable income to Mr. Lunsford.

(6)	Mr. Skorny joined RealNetworks on January 12, 2009 and was first designated as a Named Executive Officer of RealNetworks in 2009.

(7)	Mr. Daw has not previously been designated as a Named Executive Officer of RealNetworks.

(8)	Mr. Barbour joined RealNetworks on October 28, 2008 and was first designated as a Named Executive Officer of RealNetworks in 2009. Mr. Barbour’s employment was terminated by RealNetworks effective August 13, 2010.

(9)	The amounts reported in this column for Mr. Barbour represent temporary housing and commuting expenses paid by RealNetworks, which expenses constitute taxable income to Mr. Barbour. Of the amount reported for 2010, $45,517 represents temporary housing expenses and $34,282 represents commuting expenses paid by RealNetworks. Of the amount reported for 2009, $64,912 represents temporary housing expenses and $69,306 represents commuting expenses paid by RealNetworks.

2010 Grants of Plan-Based Awards

	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name			Target ($)
Robert Kimball	02/01/10	01/29/10	462,708		500,000	$4.27	1,034,800
	02/17/10	01/29/10			60,000	$4.42	128,538
	09/09/10	09/09/10		125,000	—	—	361,250

Robert Glaser(4)	—	—	—	—	—	—	—

Michael Eggers	02/01/10	01/29/10	251,556	—	400,000	$4.27	827,840

Michael Lunsford	02/01/10	01/29/10	298,125	—	400,000	$4.27	827,840

Hank Skorny	02/01/10	01/29/10	261,250	—	135,000	$4.27	279,396

Tracy D. Daw	01/25/10	01/25/10	91,750		110,000	$4.60	245,828
	09/09/10	08/26/10		—	160,000	$2.89	220,272

John Barbour(5)	—	—	450,000	—	—	—	—

(1)	There are no threshold or maximum payouts under the Company’s 2010 performance-based cash incentive compensation plans. The actual amounts paid for 2010 are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” on page 26. These awards are described in further detail under “Compensation Discussion and Analysis” beginning on page 9.

(2)	The amount reported in this column represents stock options granted pursuant to the 2005 Plan. With the exception of the 60,000 stock options granted to Mr. Kimball on February 17, 2010 (the “Kimball Options”), the stock options reflected in this column vest over a period of four years. The Kimball Options vest over a period of one year. All of the stock options expire seven years after the date of grant and the exercise price of the stock options is equal to the fair market value of RealNetworks’ Common Stock on the date of grant. If a Named Executive Officer’s employment terminates for any reason other than death, upon a change of control, or upon the termination of employment by RealNetworks without cause (provided that the Named Executive Officer delivers a settlement agreement and release upon such termination), the unvested portion of the stock options will not vest and all rights to the unvested portion will terminate. The stock options are described in further detail under “Compensation Discussion and Analysis” beginning on page 9 and in the “Outstanding Equity Awards at December 31, 2010” table on page 31.

(3)	The amount reported in this column reflects the aggregate grant date fair value of the award granted in 2010 pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions, see Note 2, “Stock-Based Compensation,” to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of RealNetworks common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following the exercise of the option do not include the option exercise price.

(4)	Mr. Glaser resigned from his position as Chief Executive Officer of RealNetworks on January 12, 2010, and therefore he was not eligible to earn non-equity incentive plan compensation in 2010.

(5)	The target performance-based cash incentive compensation shown for Mr. Barbour represents his full-year target award under the 2010 MBO Plan. Mr. Barbour did not earn a 2010 MBO payout for the Second Measurement Period because the Company terminated his employment effective August 13, 2010.

Outstanding Equity Awards at December 31, 2010

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert Kimball*	80,000		—		—	8.27	03/15/13	8,436	(2)	35,431
	70,000		—		—	11.38	11/09/13	125,000	(3)	525,000
	118,125		16,875	(4)	—	7.69	04/06/14
	56,250		18,750	(5)	—	6.49	09/18/14
	42,189		25,311	(6)	—	6.01	02/22/15
	65,000		65,000	(7)	—	2.75	02/14/16
	62,500		437,500	(8)	—	4.27	02/01/17
	30,000		30,000	(9)	—	4.42	02/17/17
	61,450		—		—	5.94	10/12/21
	200,000		—		—	7.22	08/31/21
	15,000		—		—	7.22	08/31/21
	40,000		—		—	7.22	08/31/21
	10,000		—		—	3.76	08/05/22
	10,000		—		—	3.23	01/27/23
	50,000		—		—	6.12	07/04/23
	50,000		—		—	5.84	01/18/25

Robert Glaser	500,000	(10)	—		—	8.00	11/14/12
	125,000	(10)	—		—	7.69	04/06/14

Michael Eggers	100,000		—		—	8.53	02/14/13	21,873	(2)	91,867
	42,500		—		—	11.38	11/09/13
	118,125		16,875	(4)	—	7.69	04/06/14
	50,000		350,000	(8)	—	4.27	02/01/17
	35,000		—		—	7.22	08/31/21
	700		—		—	7.22	08/31/21
	5,000		—		—	3.76	08/05/22
	25,000		—		—	6.12	07/24/23
	30,000		—		—	6.63	10/03/23
	14,000		—		—	5.75	02/11/24
	40,000		—		—	5.84	01/18/25

Michael Lunsford	312,250		187,500	(11)	—	6.09	02/05/15	20,000	(12)	84,000
	50,000		350,000	(8)	—	4.27	02/01/17

Hank Skorny	112,500		187,500	(13)	—	3.05	02/02/16
	16,875		118,125	(8)	—	4.27	02/01/17

Tracy D. Daw	13,333		—		—	3.63	12/17/16	6,873	(2)	28,867
	60,000		—		—	3.63	12/17/16
	3,162		—		—	3.63	12/17/16
	11,100		—		—	3.63	12/17/16
	11,100		—		—	3.63	12/17/16
	11,100		—		—	3.63	12/17/16
	5,333		—		—	3.63	12/17/16
	6,000		2,000	(14)	—	3.63	12/17/16
	4,375		625	(15)	—	3.63	12/17/16
	13,750		96,250	(16)	—	4.60	01/25/17
	—		160,000	(17)	—	2.89	09/09/17

John Barbour	—		—		—	—	—

*	All of Mr. Kimball’s outstanding equity awards became fully vested and exercisable as of April 15, 2011 pursuant to the terms of the Kimball Separation Agreement, which is described under the caption “Compensation of the Chief Executive Officer—Mr. Kimball” beginning on page 23.
(1)	Represents the closing price of a share of our common stock on December 31, 2010 ($4.20) multiplied by the number of shares or units that have not vested.
(2)	Represents restricted stock units that vest in equal increments on February 22, 2011, August 22, 2011 and February 22, 2012, subject to the recipient’s continued employment with RealNetworks.

(3)	Represents restricted stock units that vested as to 15,625 shares on January 1, 2011, with an additional 15,625 restricted stock units vesting every six months thereafter until the restricted stock units become fully vested on July 1, 2014, subject to the recipient’s continued employment with RealNetworks.
(4)	The options became fully vested and exercisable on April 6, 2011.
(5)	The options vested and became exercisable as to 12.5% of the total grant on March 18, 2008, with an additional 12.5% vesting upon the completion of each successive six months of employment until the options become fully vested and exercisable on September 18, 2011, subject to the recipient’s continued employment with RealNetworks.
(6)	The options vested and became exercisable as to 12.5% of the total grant on August 22, 2008, with an additional 12.5% vesting upon the completion of each successive six months of employment until the options become fully vested and exercisable on February 22, 2012, subject to the recipient’s continued employment with RealNetworks.
(7)	The options vested and became exercisable as to 12.5% of the total grant on April 1, 2009, with an additional 12.5% vesting upon the completion of each successive six months of employment until the options become fully vested and exercisable on October 1, 2012, subject to the recipient’s continued employment with RealNetworks.
(8)	The options vested and became exercisable as to 12.5% of the total grant on August 1, 2010, with an additional 12.5% vesting upon the completion of each successive six months of employment until the options become fully vested and exercisable on February 1, 2014, subject to the recipient’s continued employment with RealNetworks.
(9)	The options became fully vested and exercisable on January 12, 2011.
(10)	Unvested options as of the date of Mr. Glaser’s resignation in January 2010 were canceled in accordance with the terms of the stock option agreement evidencing the options. Mr. Glaser continues to hold all options that were vested as of January 12, 2010 as a continuing director of RealNetworks.
(11)	The options vested and became exercisable as to 25% of the total grant on January 28, 2009, with an additional 12.5% vesting upon the completion of each successive six months of employment until the options become fully vested and exercisable on January 28, 2012, subject to the recipient’s continued employment with RealNetworks.
(12)	Represents restricted stock units that vest in equal increments of 5,000 shares on June 24, 2011 and every six months thereafter until the restricted stock units become fully vested on December 24, 2012, subject to the recipient’s continued employment with RealNetworks.
(13)	The options vested and became exercisable as to (i) 25% of the total grant on January 12, 2010, with an additional 12.5% vesting upon the completion of each successive six months of employment until the options become fully vested and exercisable on January 12, 2013, subject to the recipient’s continued employment with RealNetworks.
(14)	The options vested and became exercisable as to 1,000 shares on March 18, 2011. The remaining 1,000 options will vest and become exercisable on September 18, 2011, subject to the recipient’s continued employment with RealNetworks.
(15)	The options vested and became exercisable as to the remaining 625 shares on January 18, 2011.
(16)	The options vested and became exercisable as to 12.5% of the total grant on July 25, 2010, with an additional 12.5% vesting upon the completion of each successive six months of employment until the options become fully vested and exercisable on January 25, 2014, subject to the recipient’s continued employment with RealNetworks.
(17)	The options vested and became exercisable as to 12.5% of the total grant on February 18, 2011, with an additional 12.5% vesting upon the completion of each successive six months of employment until the options become fully vested and exercisable on August 18, 2014, subject to the recipient’s continued employment with RealNetworks.

2010 Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized
	Acquired on Exercise	Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)(1)
Robert Kimball	—	—	11,458	41,426
Robert Glaser	—	—	—	—
Michael Eggers	—	—	18,125	67,674
Michael Lunsford	—	—	10,000	37,400
Hank Skorny	—	—	—	—
Tracy D. Daw	—	—	4,584	17,453
John Barbour	—	—	—	—

(1)	Represents the number of shares vesting multiplied by the fair market value of RealNetworks common stock on the vesting date.

2010 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Restricted Stock Unit Awards ($)(2)	Total ($)
Eric Benhamou(3)	167,500	36,033	44,998	248,531
Edward Bleier	107,250	36,033	44,998	188,281
Robert Glaser	176,500	—	—	176,500
Pradeep Jotwani(4)	98,625	36,033	44,998	179,656
Robert Kimball(5)	—	—	—	—
Jonathan Klein	66,250	36,033	44,998	147,281
Kalpana Raina(6)	127,000	36,033	44,998	208,031
Janice Roberts(7)	19,666	39,035	48,746	107,447
Dominique Trempont(8)	29,583	42,037	52,498	124,118

(1)	Of the amount reported for Mr. Glaser, $76,500 constitutes meeting and retainer fees and $100,000 constitutes cash in lieu of annual equity awards as described under the caption “Compensation of Directors” below. See “Summary Compensation Table” on page 26 for Mr. Glaser’s compensation for services provided as RealNetworks’ Chief Executive Officer in 2010. Mr. Glaser resigned as Chief Executive Officer of RealNetworks on January 12, 2010 and continues to serve as Chairman of the Board of Directors.

The amount reported Mr. Klein represents the value of shares of RealNetworks Common Stock issued to Mr. Klein in lieu of director fees earned in fiscal year 2010. Mr. Klein elected to receive 100% of his fiscal year 2010 director fees in shares of RealNetworks Common Stock. Mr. Klein received (a) 3,519 shares valued at approximately $17,000 as compensation for Board service in the first quarter of 2010, (b) 6,590 shares valued at approximately $21,750 as compensation for Board service in the second quarter of 2010, (c) 4,524 shares valued at approximately $14,750 as compensation for Board service in the third quarter of 2010, and (d) 3,035 shares valued at approximately $12,750 as compensation for Board service in the fourth quarter of 2010.

(2)	The amounts reported in these columns reflect the aggregate grant date fair value of awards granted in the year shown pursuant to the 2005 Plan, determined in accordance with U.S. GAAP. For a discussion of valuation assumptions, see Note 2, “Stock-Based Compensation,” to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010.

(3)	Audit Committee Chair and Lead Independent Director.

(4)	Mr. Jotwani served as the Chair of the Compensation Committee until March 14, 2011.

(5)	See “Summary Compensation Table” on page 26 for Mr. Kimball’s compensation for services provided as RealNetworks’ President and Chief Executive Officer in 2010. Mr. Kimball did not receive additional compensation for his service as a member of the Board of Directors in 2010.

(6)	Nominating and Corporate Governance Committee Chair.

(7)	Ms. Roberts joined the Board of Directors on August 27, 2010 and was appointed Chair of the Compensation Committee on March 14, 2011.

(8)	Mr. Trempont joined the Board of Directors on July 23, 2010.

Compensation of Directors

For the first quarter of 2010, each director who was not an employee of RealNetworks (an “Outside Director”) was paid $5,000 per quarter for his or her services as a director. Outside Directors were also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, and (iii) $3,000 per quarter for serving as chairperson of the Audit Committee, $1,500 per quarter for serving as chairperson of the Compensation Committee and $750 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director received $1,000 for participation in each meeting between such director and the Chief Executive Officer. Directors were also reimbursed for their reasonable expenses incurred in attending Board of Directors or Committee meetings.

In April 2010, the Board of Directors approved changes to the Company’s compensation program for Outside Directors based on the analysis and advice provided by Cook in 2009 and the Board’s desire to better align total compensation paid to Outside Directors with total compensation paid to non-employee directors of similarly situated companies. The results of Cook’s analysis showed that cash compensation paid to our Outside Directors was below the median, equity compensation was at the 25th percentile and overall compensation was below the 25th percentile of similarly situated companies as identified by Cook based on the relative size of the Company’s market capitalization. In addition, Cook’s analysis indicated RSUs were typically included as a component of non-employee director compensation among such similarly situated companies.

Effective April 1, 2010, each Outside Director is paid a retainer in the amount of $8,750 per quarter for his or her services as a director. Outside Directors are also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, and (iii) $5,000 per quarter for serving as chairperson of the Audit Committee, $3,125 per quarter for serving as chairperson of the Compensation Committee and $2,500 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director is paid an additional retainer of $5,000 per quarter.

Pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan (the “Director Plan”), a sub-plan administered under the 2005 Plan, an Outside Director may make an irrevocable election prior to the commencement of each plan year to receive all or a portion of the cash compensation payable to such Outside Director for the coming year in shares of RealNetworks common stock. In 2010, the number of shares issued to an Outside Director who elected to receive all or a portion of his or her 2010 compensation in shares of RealNetworks common stock was determined by dividing the total fees to be paid in shares of RealNetworks common stock during a fiscal quarter, as elected by an Outside Director, by the fair market value of a share of RealNetworks common stock on the last trading day of such fiscal quarter, with cash paid in lieu of the issuance of fractional shares.

Outside Directors other than the Chairman of the Board also receive equity awards under the 2005 Plan on the third business day following each annual meeting of shareholders. The equity awards consist of (i) nonqualified stock options to purchase 25,000 shares of RealNetworks common stock (the “Options”) that, once vested, will remain exercisable for three years following an Outside Director’s separation from the Board or until the Option’s earlier expiration, and (ii) RSUs valued at $45,000 on the grant date. The Options and RSUs vest monthly in equal increments over a twelve month period following the award’s grant date assuming continued service as a director, with the RSU share distribution date occurring on the first anniversary of the grant date. Outside Directors may make an annual irrevocable election to defer the RSU share distribution date to a date that is (i) five years following the RSU grant date, or (ii) concurrent with an Outside Director’s separation from the Board. Options and RSUs granted to Outside Directors who have served on the Board for less than twelve months at the time of the annual meeting of shareholders will receive Options and RSUs that are pro-rated based on the number of completed months of service leading up to the first annual meeting of shareholders following his or her appointment to the Board. In addition to approving the foregoing changes to the Outside Director compensation program, the Board also approved stock ownership guidelines applicable to Outside Directors designed to achieve long-term alignment between Outside Directors and the Company’s shareholders. Under these guidelines, each Outside Director is required to own a number of shares of the Company’s common stock equal to three times the Outside Director’s annual retainer fee within five years of service on the Company’s Board.

On October 21, 2010, Messrs. Benhamou, Bleier, Jotwani, Klein and Trempont, Ms. Raina and Ms. Roberts were each granted 14,802 RSUs and an option to purchase 25,000 shares of Common Stock having an exercise price of $3.04 per share, which RSUs and options vest as described above. In addition, Mr. Trempont was granted options to purchase 4,166 shares of Common Stock having an exercise price of $3.04 per share and 2,467 RSUs, and Ms. Roberts was granted options to purchase 2,083 shares of Common Stock having an exercise price of $3.04 per share and 1,233 RSUs, which awards were fully vested on the grant date. These awards were granted to Mr. Trempont and Ms. Roberts as compensation for Board service from the respective commencement dates of their Board service through the annual meeting of shareholders held on October 18, 2010.

Mr. Glaser is paid the same cash compensation as the Outside Directors, together with an additional retainer in the amount of $6,250 per quarter for serving as the Chairman of the Board. Mr. Glaser is not eligible to make an election to receive his cash compensation in shares of RealNetworks common stock pursuant to the Director Plan. Mr. Glaser is also paid an annual cash award (the “Cash Award”) in lieu of the annual grant of Options and RSUs. The Cash Award will have an aggregate value equal to (a) $55,000, which amount is paid in lieu of the Options and was fixed in 2010 (but is subject to re-evaluation at the discretion of the Compensation Committee), and (b) $45,000, which amount is paid in lieu of the RSUs.

2010 Potential Payments Upon Termination of Employment or Change-in-Control

The following table reflects the amount of compensation that would have been payable to each of the Named Executive Officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2010, the last business day of the 2010 fiscal year, (2) the price per share of our common stock was $4.20, which was the closing market price on December 31, 2010, and (3) that all cash payments are made in a lump sum.

		Before Change in Control	In Connection With Change in Control
Name	Benefit	Termination Without Cause or For Good Reason($(1))	Termination Without Cause or For Good Reason($)(2)	Voluntary Termination($)(3)	Death($)	Disability($)
Robert Kimball	Severance	525,000	656,250	262,500	—	—
	Bonus	1,112,500	1,768,750	—	842,486	842,486
	Equity award vesting acceleration	81,353	654,681	—	654,681	73,500

Robert Glaser(4)	Severance	—	—	—	—	—
	Bonus	—	—	—	—	—
	Equity award vesting acceleration	—	—	—	—	—

Michael Eggers	Severance	—	437,500	175,000	—	—
	Bonus	700,000	1,159,375	—	589,158	589,158
	Equity award vesting acceleration	20,416	91,867	—	91,867	20,416

Michael Lunsford	Severance	—	500,000	200,000	—	—
	Bonus	800,000	1,325,000	—	673,324	673,324
	Equity award vesting acceleration	—	84,000	—	84,000	—

Hank Skorny	Severance	—	437,500	175,000	—	—
	Bonus	700,000	1,159,375	—	542,839	542,839
	Equity award vesting acceleration	35,938	215,625	—	215,625	—

Tracy D. Daw	Severance	—	356,250	142,500	—	—
	Bonus	285,000	500,313	—	323,070	323,070
	Equity award vesting acceleration	23,879	239,963	—	239,963	6,413

John Barbour(5)	Severance	—	—	—	—	—
	Bonus	—	—	—	—	—
	Equity award vesting acceleration	—	—	—	—	—

(1)	The amounts reported in this column as Bonus represents payments that would have been made to the Named Executive Officers pursuant to the Retention Agreement between RealNetworks and each Named Executive Officer, and, with respect to Mr. Kimball, includes amounts that would have been paid to Mr. Kimball pursuant to the Kimball CIC Agreement.

(2)	If Mr. Kimball’s employment had terminated for Good Reason because Mr. Kimball no longer retained the title of President or Chief Executive Officer following his transition out of the role of Acting Chief Executive Officer, then the amount reported in this column as Severance would have been reduced by $131,250. If the employment of Messrs. Eggers, Lunsford, Skorny or Daw had terminated for Good Reason as a result of a reduction in annual base compensation of greater than 10%, then the amounts reported in this column as Severance would have been reduced by (a) $87,500 for Messrs. Eggers and Skorny, (b) $100,000 for Mr. Lunsford and (c) $71,250 for Mr. Daw. If the employment of Messrs. Eggers, Lunsford, Skorny or Daw had terminated for Good Reason as a result of a reduction in annual target bonus opportunity of greater than 10%, then the amounts reported in this column as Bonus would have been reduced by (a) $131,250 for Mr. Kimball, (b) $65,625 for Messrs. Eggers and Skorny, (c) $75,000 for Mr. Lunsford and (d) $32,063 for Mr. Daw.

(3)	Assumes the Named Executive Officer has provided a notice period of six months prior to voluntarily terminating his employment with RealNetworks.

(4)	Mr. Glaser resigned as Chief Executive Officer on January 12, 2010.

(5)	Mr. Barbour’s employment terminated on August 13, 2010.

Severance Payments

It is RealNetworks’ policy to request certain executive officers to provide a notice period of six months prior to voluntarily terminating their employment with RealNetworks for the purpose of transitioning responsibilities. In the event an executive officer provides six months’ notice prior to voluntarily terminating his employment, he will receive a severance payment equal to six months of such executive’s annual base salary, even if RealNetworks does not require the continued services of the executive officer for all or part of such six month notice period. In the event an executive officer provides notice of less than six months prior to voluntarily terminating his employment, he will receive a severance payment equal to the number of months’ notice provided, up to a maximum severance payment equal to six months of the executive’s annual base salary, even if RealNetworks does not require the continued services of the executive officer for all or part of such notice period. Severance payments are made following the last day worked by an executive officer. Severance amounts shown in the above table under the caption “Voluntary Termination” assume that each Named Executive Officer has provided six months’ notice prior to voluntarily terminating his employment on December 31, 2010.

RealNetworks has entered into Severance and Change in Control Agreements (the “CIC Agreements”) with each of Messrs. Kimball, Eggers, Lunsford, Skorny and Daw pursuant to which certain payments would be made in the event the employment of these Named Executive Officers terminates under certain circumstances. The CIC Agreements are described under the caption “Severance and Change in Control Benefits” in the section entitled “Compensation Discussion and Analysis” beginning on page 9.

Bonus Payments

If the employment of a Named Executive Officer had terminated on December 31, 2010 due to death or disability, such Named Executive Officer or his beneficiary would have been entitled to receive the portion of the performance-based cash incentive or discretionary bonus compensation earned in 2010 but not paid as of December 31, 2010.

In the event the employment of Messrs. Kimball, Eggers, Lunsford, Skorny and Daw terminates under certain circumstances, these Named Executive Officers are each entitled to receive certain bonus payments as described in the CIC Agreements, as well as retention bonus payments pursuant to the Retention Agreement between RealNetworks and each of these Named Executive Officers. The CIC Agreements are described under the caption “Severance and Change in Control Benefits” and the Retention Agreements are described under the caption “2010 Retention Arrangements” in the section entitled “Compensation Discussion and Analysis” beginning on page 9.

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

Death of Executive Officer. If the employment of a Named Executive Officer terminates due to such executive officer’s death, any stock options or RSUs that are unvested as of the date of such executive officer’s death will fully vest on such date and may be exercised by the estate or legal representative of such executive officer for a period of one year following such date, but not later than the expiration date of such stock options or RSUs.

Change in Control. If stock options or restricted stock units granted to a Named Executive Officer under the 2005 Plan are continued, assumed, converted or substituted for on substantially the same terms and conditions immediately following a change in control and within 24 months after such change in control the executive officer’s employment is terminated by RealNetworks or its successor without cause or by the executive officer for good reason, all of the shares subject to the stock options or RSUs will be vested immediately, and such stock options may be exercised at any time within 24 months following such termination, but not later than the expiration date of the stock options. In addition, if such stock options or RSUs are not continued, assumed, converted or substituted for immediately following the change in control, all of the shares subject to the stock options or RSUs will vest immediately upon the change in control, and such stock options may be exercised at any time within 12 months thereafter.

Severance and Change in Control Agreements. Outstanding equity awards granted to Messrs. Kimball, Eggers, Lunsford, Skorny and Daw will become fully vested under certain circumstances as described in the CIC Agreements. The CIC Agreements are described under the caption “Severance and Change in Control Benefits” in the section entitled “Compensation Discussion and Analysis” beginning on page 9.

Compensation Committee Interlocks and Insider Participation

Prior to July 23, 2010, the Compensation Committee was composed of Messrs. Benhamou and Jotwani. From July 23, 2010 to August 26, 2010, the Compensation Committee was composed of Messrs. Benhamou, Jotwani and Trempont. From August 27, 2010 through December 31, 2010, the Compensation Committee was composed of Messrs. Benhamou, Jotwani and Trempont and Ms. Roberts. In 2010, no executive officer of RealNetworks served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of RealNetworks’ Board of Directors or Compensation Committee. In addition, no interlocking relationship existed between any member of our Compensation Committee and any member of the compensation committee of any other company.

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

The following table aggregates the data from our plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (in 000’s)(a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in 000’s)(c)
Equity compensation plans approved by security holders	22,210	$4.92	18,775	(1)(2)
Equity compensation plans not approved by security holders	25	8.02	—

Total	22,235	$4.92	18,775

(1)	On January 1, 2008, the 2007 ESPP became effective. Column (c) above excludes an aggregate of 3,500,000 shares of the Company’s common stock that are authorized for issuance pursuant to the 2007 ESPP (which includes an additional 2.0 million shares of the Company’s common stock that were authorized for issuance in October 2010).

(2)	Includes shares available for future issuances pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan (2007 Director Plan), a sub-plan that operates and is administered under the 2005 Plan. Under the 2007 Director Plan, outside directors may elect to receive all or a portion of his or her quarterly director compensation in shares of the Company’s common stock in lieu of cash. Shares issued to directors under the 2007 Director Plan are issued from the shares reserved under the 2005 Plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 25, 2011, information regarding beneficial ownership of the Common Stock by (a) each person known to RealNetworks to be the beneficial owner of more than five percent of RealNetworks’ outstanding common stock, (b) each director, (c) the Named Executive Officers, and (d) all of RealNetworks’ executive officers and directors as a group. Percentage of beneficial ownership is based on 136,533,130 shares outstanding as of April 25, 2011. The mailing address for each named executive officer and director in the table below is c/o RealNetworks, Inc., 2601 Elliott Avenue, Suite 1000, Seattle, Washington 98121.

	Number of
	Shares of Common	Percentage of
	Stock Beneficially	Common Stock
Name of Beneficial Owner	Owned(1)	Outstanding
Robert Glaser(2)	51,797,024	37.8%
T. Rowe Price Associates, Inc.(3)	12,379,779	9.1
Dimensional Fund Advisors LP(4)	8,372,054	6.1
Eric A. Benhamou(5)	349,454	*
Edward Bleier(6)	477,534	*
Pradeep Jotwani(7)	116,534	*
Robert Kimball(8)	1,685,553	1.2
Jonathan D. Klein(9)	396,432	*
Kalpana Raina(10)	388,877	*
Janice Roberts(11)	29,850	*
Dominique Trempont(12)	33,167	*
Michael Eggers(13)	557,017	*
Michael Lunsford(14)	494,712	*
Hank Skorny(15)	183,750	*
Tracy D. Daw(16)	182,774	*
John Barbour	0	*

All directors and executive officers as a group (13 persons)(17)	55,054,000	39.3%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the beneficial owner exercises voting or investment power. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 25, 2011 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, and subject to community property laws where applicable, RealNetworks believes, based on information provided by such persons, that the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	Includes 1,836,405 shares of Common Stock owned by the Glaser Progress Foundation, of which Mr. Glaser is trustee. Mr. Glaser disclaims beneficial ownership of these shares. Also includes 625,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 25, 2011.

(3)	Information is based on a Schedule 13G filed with the SEC on February 10, 2011 by T. Rowe Price Associates, Inc. (“Price Associates”). Price Associates reported that as of December 31, 2010, it beneficially owned an aggregate of 12,379,779 shares of common stock and that its address is 100 E. Pratt Street, Baltimore, Maryland 21202. These securities are owned by various individual and institutional investors including T. Rowe Price Science & Technology Fund, Inc. which owns 7,866,660 shares representing 5.7% of the shares outstanding, for which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates, Inc. expressly disclaims that it is the beneficial owner of such securities.

(4)	Information is based on a Schedule 13G filed with the SEC on February 11, 2011 by Dimensional Fund Advisors LP (“Dimensional”). Dimensional reported that as of December 31, 2010, it beneficially owned an aggregate of 8,372,054 shares of common stock and that its address is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. While Dimensional possesses investment and/or voting power over these shares and therefore may be deemed to be the beneficial owner of such shares, Dimensional disclaims beneficial ownership of these shares.

(5)	Includes 32,920 shares of common stock owned by the Eric and Illeana Benhamou Living Trust. Also includes 306,666 shares of common stock issuable upon exercise of options exercisable within 60 days of April 25, 2011 and 9,868 restricted stock units that are vested but unreleased within 60 days of April 25, 2011.

(6)	Includes 466,666 shares of common stock issuable upon exercise of options exercisable within 60 days of April 25, 2011 and 9,868 restricted stock units that are vested but unreleased within 60 days of April 25, 2011.

(7)	Includes 106,666 shares of common stock issuable upon exercise of options exercisable within 60 days of April 25, 2011 and 9,868 restricted stock units that are vested but unreleased within 60 days of April 25, 2011.

(8)	Includes 1,553,950 shares of common stock issuable upon exercise of options exercisable within 60 days of April 25, 2011.

(9)	Includes 341,666 shares of common stock issuable upon exercise of options exercisable within 60 days of April 25, 2011 and 9,868 restricted stock units that are vested but unreleased within 60 days of April 25, 2011.

(10)	Includes 376,666 shares of common stock issuable upon exercise of options exercisable within 60 days of April 25, 2011 and 9,868 restricted stock units that are vested but unreleased within 60 days of April 25, 2011.

(11)	Includes 18,749 shares of common stock issuable upon exercise of options exercisable within 60 days of April 25, 2011 and 9,868 restricted stock units that are vested but unreleased within 60 days of April 25, 2011.

(12)	Includes 20,832 shares of common stock issuable upon exercise of options exercisable within 60 days of April 25, 2011 and 9,868 restricted stock units that are vested but unreleased within 60 days of April 25, 2011.

(13)	Includes 527,200 shares of common stock issuable upon exercise of options exercisable within 60 days of April 25, 2011.

(14)	Includes 475,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 25, 2011 and 5,000 restricted stock units that are scheduled to vest 60 days after April 25, 2011.

(15)	Includes 183,750 shares of common stock issuable upon exercise of options exercisable within 60 days of April 25, 2011.

(16)	Includes 174,628 shares of common stock issuable upon exercise of options exercisable within 60 days of April 25, 2011.

(17)	Includes an aggregate of 3,670,364 shares of common stock issuable upon exercise of options exercisable within 60 days of April 25, 2011 and 74,076 restricted stock units that are vested but unreleased, or are scheduled to vest, within 60 days of April 25, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Certain Relationships and Related Transactions

Under the Voting Agreement described under the caption “Arrangements Regarding Director Selection” on page 8, each of Accel IV and Messrs. Jacobsen and Kapor have agreed to vote all shares of stock of RealNetworks owned by them to elect Mr. Glaser to the Board of Directors of RealNetworks in each election in which he is a nominee. The obligations under the Voting Agreement terminate with respect to shares transferred by the parties when such shares are transferred. The Voting Agreement terminates on the death of Mr. Glaser.

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

Fees Billed by KPMG LLP During 2009 and 2010

The following table presents fees for professional audit services rendered by KPMG LLP, an independent registered public accounting firm, for the audit of our annual financial statements for 2009 and 2010, and fees billed for other services rendered by KPMG LLP.

	2009	2010
Audit Fees(1)	$1,855,499	$1,611,250
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$1,855,499	$1,611,250

(1)	Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal years ended December 31, 2009 and 2010, reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q during the 2009 and 2010 fiscal years, Sarbanes-Oxley Section 404 attestation services and statutory and other audits for subsidiaries of RealNetworks.

Pre-Approval Policies and Procedures

The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved certain specified audit and non-audit services to be provided by KPMG LLP for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2009 and 2010, the Audit Committee approved all fees of KPMG LLP identified in the above table in accordance with SEC requirements.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements

The consolidated financial statements of RealNetworks, Inc. and subsidiaries previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010.

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

Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)

3.2	Amended and Restated Bylaws effective July 23, 2010 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2010)

4.1	Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)

10.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)

10.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.3†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.4†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.5†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.6†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)

10.7†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.8†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.9†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.10†**	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010

10.11†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)

10.12†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.13†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)

10.14†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)

10.15	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)

10.16†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.17	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.18	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.19†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.20†	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.26 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)

10.21†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010)

10.22†	Offer Letter dated January 5, 2009 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)

10.23†	Offer Letter dated September 2, 2010 between RealNetworks, Inc. and Tracy D. Daw

10.24†**	Promotion Letter dated October 23, 2009 between RealNetworks, Inc. and Hank Skorny

10.25†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.26†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.27†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.28†	Retention Letter dated April 16, 2010 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)

10.29†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Tracy D. Daw

10.30†	Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.4 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.31†	Form of Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and each of Michael Eggers and Michael Lunsford (incorporated by reference from Exhibit 10.5 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.32†**	Change in Control and Severance Agreement effective April 16, 2010 between RealNetworks, Inc. and Hank Skorny

10.33†	Change in Control and Severance Agreement effective September 9, 2010 between RealNetworks, Inc. and Tracy D. Daw

10.34†	Separation Letter dated April 28, 2010 from RealNetworks, Inc. to Robert Glaser (incorporated by reference from Exhibit 10.4 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)

10.35†	Separation and Release Agreement dated April 28, 2010 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.5 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)

10.36†	Separation and Release Agreement between RealNetworks, Inc. and John Barbour dated August 9, 2010 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010)

10.37†	Form of MBO Plan Document under the RealNetworks, Inc. 2010 Executive Compensation Program (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010)

10.38†**	Form of MBO Plan Document under the RealNetworks, Inc. 2011 Executive Compensation Program

10.39*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.40*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)

10.41	Stockholder Agreement dated as of March 31, 2010 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010)

21.1**	Subsidiaries of RealNetworks, Inc.

23.1**	Consent of KPMG LLP

24.1**	Power of Attorney (included on signature page)

31.1	Certification of Michael Lunsford, Interim Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Robert Kimball, President and Acting Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement
*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**	Previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 29, 2011.

REALNETWORKS, INC.

By:	/s/ Michael Lunsford
Michael Lunsford
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on April 29, 2011.

Signature	Title

/s/ Michael Lunsford Michael Lunsford	Interim Chief Executive Officer (Principal Executive Officer)

/s/ Michael Eggers Michael Eggers	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Robert Glaser Robert Glaser	Chairman of the Board of Directors

/s/ Eric A. Benhamou Eric A. Benhamou	Director

/s/ Edward Bleier Edward Bleier	Director

/s/ Pradeep Jotwani Pradeep Jotwani	Director

*Jonathan D. Klein Jonathan D. Klein	Director

/s/ Kalpana Raina Kalpana Raina	Director

/s/ Janice Roberts Janice Roberts	Director

/s/ Dominique Trempont Dominique Trempont	Director

*By:	/s/ Michael Eggers
Michael Eggers
Attorney-in-Fact

Exhibit Index

Exhibit Number	Description

2.1	Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010)

2.2

Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on

Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)

3.2	Amended and Restated Bylaws effective July 23, 2010 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2010)

4.1	Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)

10.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)

10.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.3†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.4†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.5†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.6†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)

10.7†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.8†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.9†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.10†**	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010

10.11†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)

10.12†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.13†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)

10.14†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)

10.15	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)

10.16†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.17	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.18	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.19†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.20†	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.26 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)

10.21†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010)

10.22†	Offer Letter dated January 5, 2009 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)

10.23†	Offer Letter dated September 2, 2010 between RealNetworks, Inc. and Tracy D. Daw

10.24†**	Promotion Letter dated October 23, 2009 between RealNetworks, Inc. and Hank Skorny

10.25†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.26†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.27†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.28†	Retention Letter dated April 16, 2010 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)

10.29†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Tracy D. Daw

10.30†	Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.4 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.31†	Form of Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and each of Michael Eggers and Michael Lunsford (incorporated by reference from Exhibit 10.5 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.32†**	Change in Control and Severance Agreement effective April 16, 2010 between RealNetworks, Inc. and Hank Skorny

10.33†	Change in Control and Severance Agreement effective September 9, 2010 between RealNetworks, Inc. and Tracy D. Daw

10.34†	Separation Letter dated April 28, 2010 from RealNetworks, Inc. to Robert Glaser (incorporated by reference from Exhibit 10.4 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)

10.35†	Separation and Release Agreement dated April 28, 2010 between RealNetworks, Inc. and John Giamatteo (incorporated by reference from Exhibit 10.5 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)

10.36†	Separation and Release Agreement between RealNetworks, Inc. and John Barbour dated August 9, 2010 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010)

10.37†	Form of MBO Plan Document under the RealNetworks, Inc. 2010 Executive Compensation Program (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010)

10.38†**	Form of MBO Plan Document under the RealNetworks, Inc. 2011 Executive Compensation Program

10.39*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.40*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)

10.41	Stockholder Agreement dated as of March 31, 2010 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010)

21.1**	Subsidiaries of RealNetworks, Inc.

23.1**	Consent of KPMG LLP

24.1**	Power of Attorney (included on signature page)

31.1	Certification of Michael Lunsford, Interim Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Robert Kimball, President and Acting Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement
*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**	Previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011.