Form 10-Q
period 2011-03-31
REALNETWORKS INC
filed 2011-05-10
CIK 1046327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2011 was 136,533,659.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$249,108	$236,018
Short-term investments	82,374	98,303
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	46,350	48,324
Deferred costs, current portion	8,883	9,173
Related party receivable – Rhapsody	417	351
Prepaid expenses and other current assets	33,500	30,441

Total current assets	420,632	422,610

Equipment, software, and leasehold improvements, at cost:
Equipment and software	145,691	144,623
Leasehold improvements	25,578	25,367

Total equipment, software, and leasehold improvements, at cost	171,269	169,990
Less accumulated depreciation and amortization	129,087	126,619

Net equipment, software, and leasehold improvements	42,182	43,371
Restricted cash equivalents and investments	10,000	10,000
Equity method investments	12,236	15,486
Available for sale securities	20,484	27,541
Other assets	3,424	3,316
Deferred costs, non-current portion	17,436	18,401
Deferred tax assets, net, non-current portion	12,901	12,805
Other intangible assets, net	6,324	6,952
Goodwill	5,078	4,960

Total assets	$550,697	$565,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,695	$30,413
Accrued and other liabilities	86,730	85,702
Deferred revenue, current portion	21,078	19,036
Accrued loss on excess office facilities, current portion	1,200	1,144

Total current liabilities	133,703	136,295
Deferred revenue, non-current portion	168	460
Accrued loss on excess office facilities, non-current portion	3,101	3,380
Deferred rent	3,268	3,514
Deferred tax liabilities, net, non-current portion	1,014	1,049
Other long-term liabilities	8,910	7,999

Total liabilities	150,164	152,697

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	—	—
Undesignated series: authorized 59,800 shares	—	—
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 136,443 shares in 2011 and 136,083 shares in 2010	136	136
Additional paid-in capital	702,036	697,430
Accumulated other comprehensive loss	(37,054)	(32,543)
Retained deficit	(264,585)	(252,278)

Total shareholders’ equity	400,533	412,745

Total liabilities and shareholders’ equity	$550,697	$565,442

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Quarters Ended March 31,
	2011	2010
Net revenue (A)	$87,301	$128,600
Cost of revenue (B)	32,066	49,159

Gross profit	55,235	79,441

Operating expenses:
Research and development	19,895	34,675
Sales and marketing	28,480	37,827
Advertising with related party	—	1,065
General and administrative	5,622	14,921
Restructuring and other charges	6,904	5,615

Total operating expenses	60,901	94,103

Operating loss	(5,666)	(14,662)

Other income (expenses), net:
Interest income, net	379	380
Equity in net loss of Rhapsody and other equity method investments	(3,281)	—
Gain on deconsolidation of Rhapsody	—	10,929
Other income (expense), net	(122)	99

Other income (expense), net	(3,024)	11,408

Loss before income taxes	(8,690)	(3,254)
Income taxes benefit (expense)	(3,615)	3,572

Net income (loss)	(12,305)	318
Net loss attributable to noncontrolling interest in Rhapsody prior to deconsolidation	—	2,910

Net income (loss) attributable to common shareholders	$(12,305)	$3,228

Basic net income (loss) per share available to common shareholders	$(0.09)	$0.05
Diluted net income (loss) per share available to common shareholders	$(0.09)	$0.05
Shares used to compute basic net income (loss) per share available to common shareholders	136,264	135,130
Shares used to compute diluted net income (loss) per share available to common shareholders	136,264	139,573
Comprehensive income (loss):
Net income (loss)	$(12,305)	$318
Unrealized holding gains (losses), net of tax	(7,066)	1,551
Foreign currency translation gains (losses)	2,553	(1,611)

Comprehensive income (loss)	(16,818)	258
Net loss attributable to noncontrolling interest	—	2,910

Comprehensive income (loss) attributable to common shareholders	$(16,818)	$3,168

(A) Components of net revenue:
License fees	$18,414	$24,172
Service revenue	68,887	104,428

	$87,301	$128,600

(B) Components of cost of revenue:
License fees	$5,246	$7,549
Service revenue	26,820	41,610

	$32,066	$49,159

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarters Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(12,305)	$318
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,819	7,314
Stock-based compensation	3,453	3,921
Deferred income tax expense	(161)	(1,359)
Gain on disposal of equipment, software, and leasehold improvements	(28)	(2)
Excess tax benefit from stock option exercises	(26)	(29)
Equity in net loss of Rhapsody and other investments	3,281	—
Gain on deconsolidation of Rhapsody	—	(10,929)
Accrued restructuring and other charges	2,280	4,455
Other	133	—
Net change in certain operating assets and liabilities, net of acquisitions and deconsolidation of Rhapsody:
Trade accounts receivable	2,794	(988)
Prepaid expenses and other assets	(1,705)	(3,629)
Accounts payable	(7,655)	4,578
Accrued and other liabilities	934	(36,106)

Net cash used in operating activities	(5,186)	(32,456)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(1,165)	(4,692)
Purchases of short-term investments	(22,091)	(26,613)
Proceeds from sales and maturities of short-term investments	38,020	1,872
Payment in connection with the restructuring of Rhapsody	—	(18,000)
Repayment of temporary funding upon deconsolidation of Rhapsody	—	5,869

Net cash provided by (used in) investing activities	14,764	(41,564)

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	1,101	341
Excess tax benefit from stock option exercises	26	29
Net proceeds from sales of interest in Rhapsody	—	1,213

Net cash provided by financing activities	1,127	1,583

Effect of exchange rate changes on cash and cash equivalents	2,385	(1,988)

Net decrease in cash and cash equivalents	13,090	(74,425)
Cash and cash equivalents, beginning of period	236,018	277,030

Cash and cash equivalents, end of period	$249,108	$202,605

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$3,503	$118
Cash paid for income taxes	$851	$562

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quarters Ended March 31, 2011 and 2010

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

Inherent in the Company’s business are various risks and uncertainties, including limited history of certain of its product and service offerings. The Company’s success will depend on the acceptance of the Company’s technology, products and services and the ability to generate related revenue.

Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody and Rhapsody’s financial position and operating results were consolidated into RealNetworks’ financial statements prior to March 31, 2010. MTVN’s proportionate share of income (loss) was included in noncontrolling interest in Rhapsody in the unaudited condensed consolidated statements of operations and comprehensive income (loss). MTVN’s proportionate share of equity was included in noncontrolling interest in Rhapsody in the unaudited condensed consolidated balance sheets. On March 31, 2010, the Company and MTVN restructured Rhapsody, and RealNetworks held approximately 47% of the outstanding shares of capital stock of Rhapsody after the restructuring and as of March 31, 2011. Since March 31, 2010, RealNetworks has not held a controlling interest in Rhapsody and therefore, the Company has treated its ownership interest in Rhapsody as an equity method investment. Rhapsody’s financial position as of March 31, 2010 and its operating results beginning April 1, 2010 are no longer consolidated with RealNetworks’ consolidated financial statements.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2011. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

In the Company’s direct to consumer business, the Company derives revenue through (1) subscriptions of SuperPass within the Company’s Core Products segment and subscriptions sold by the Company’s Games segment, (2) sales of content downloads, software and licenses offered by the Company’s Core Products, Emerging Products and Games segments and (3) the sale of advertising and the distribution of third-party products on its websites and in its games. Prior to April 1, 2010, the Company’s direct to consumer business also included the products and services primarily sold by the Company’s Rhapsody joint venture and included in the Company’s Music segment. Beginning on April 1, 2010, revenue from the Company’s Rhapsody joint venture is no longer consolidated within the Company’s financial statements. The Company now reports its share of Rhapsody’s net income or losses as “Equity in net loss of Rhapsody and other equity method investments”.

Consumer subscription products are paid in advance, typically for a monthly, quarterly or annual duration. Subscription revenue is recognized ratably over the related subscription time period. Revenue from sales of content downloads, software and licenses is

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters Ended March 31, 2011 and 2010

recognized at the time the product is made available, digitally, to the end user. Revenue generated from advertising on the Company’s websites and from advertising and the distribution of third-party products included in the Company’s products is recognized as revenue at the time of delivery.

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

A portion of the revenue related to the sale of software licenses and products and related support and other services is recorded as unearned due to undelivered elements including, in some cases, post-delivery support and the right to receive unspecified upgrades or enhancements on a when-and-if-available basis. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using estimated selling prices if the Company does not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related products’ contract term.

Accounting for Gains on Sale of Subsidiary Stock. Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) which was primarily codified into FASB ASC 810 — Consolidation (ASC 810). Current guidance requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value be recorded as an equity transaction. The Company elected to recognize any such gain in its consolidated statements of operations prior to January 1, 2009 as was allowable under generally accepted accounting principles in place at that time if certain recognition criteria were met. Due to the completion of the restructuring of Rhapsody on March 31, 2010, which resulted in the Company holding approximately 47% of the outstanding shares of capital stock of Rhapsody, this accounting policy no longer applies with respect to its investment as the Company no longer consolidates Rhapsody and no longer reports a noncontrolling interest.

Noncontrolling Interests. The Company records noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest holders in the consolidated statements of operations. Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow the Company’s historical disclosure only policy for the redemption feature. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Net loss attributable to the noncontrolling interest in Rhapsody is included within the consolidated statements of operations and comprehensive income (loss). The Company applied this accounting policy to the noncontrolling interest in Rhapsody that was held by MTVN for periods beginning when Rhapsody was formed in August 2007 through the quarter ended March 31, 2010. Due to the completion of the restructuring of Rhapsody on March 31, 2010, which resulted in the Company holding approximately 47% of the outstanding shares of capital stock of Rhapsody, this accounting policy no longer applies with respect to the Company’s investment as the Company no longer consolidates Rhapsody and no longer reports a noncontrolling interest.

Note 2. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2011, to be implemented by the Company in future periods as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance to the Company.

In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 supersedes EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price.

In September 2009, the FASB ratified ASU 2009-14 (ASU 2009-14) (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements). ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters Ended March 31, 2011 and 2010

with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

The Company elected to adopt ASU 2009-13 and ASU 2009-14 at the beginning of the first quarter of 2011 on a prospective basis. The Company did not have a significant change in units of accounting, allocation methodology, or timing of revenue recognition. As a result, the adoption of these accounting standards did not have a material impact on the Company’s consolidated financial position, results of operations or financial condition.

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

The fair value of options granted was determined using the Black-Scholes model and the following weighted-average assumptions:

	Quarters Ended March 31,
	2011	2010
Expected dividend yield	0%	0%
Risk-free interest rate	1.76%	1.94%
Expected life (years)	4.0	4.0
Volatility	54%	62%

Recognized stock-based compensation expense is as follows (in thousands):

	Quarters Ended March 31,
	2011	2010
Cost of revenue	$288	$231
Research and development	498	1,597
Sales and marketing	934	996
General and administrative	887	1,097
Restructuring and other charges	846	—

Total stock-based compensation expense	$3,453	$3,921

No stock-based compensation was capitalized as part of the cost of an asset during the quarters ended March 31, 2011 or 2010. As of March 31, 2011, $14.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options, is expected to be recognized over a weighted-average period of 3.0 years.

Note 4. Rhapsody Joint Venture

Restructuring of Rhapsody

As described in Note 1. Summary of Significant Accounting Policies, the Company initially formed in August 2007 a joint venture with MTVN to own and operate a business-to-consumer digital audio music service known as Rhapsody. Prior to March 31, 2010, the Company held a 51% interest in Rhapsody and MTVN owned the remaining 49%. On March 31, 2010, restructuring transactions involving Rhapsody were completed, and Rhapsody was converted from a limited liability company to a corporation. Following the completion of the restructuring transactions, RealNetworks owned approximately 47%, MTVN owned approximately 47%, and two minority stockholders held slightly more than 5% of the outstanding shares of capital stock of Rhapsody.

As part of the March 31, 2010 restructuring, RealNetworks contributed $18.0 million in cash, the Rhapsody brand and certain other assets, including content licenses, in exchange for shares of convertible preferred stock of Rhapsody, carrying a $10.0 million preference upon certain liquidation events. RealNetworks also repurchased the international radio business that was previously contributed to Rhapsody by RealNetworks. MTVN contributed a $33.0 million advertising commitment in exchange for shares of common stock of Rhapsody, and MTVN’s previous obligation to provide advertising of approximately $111 million as of December 31, 2009 was cancelled. In addition, the put and call rights held by RealNetworks and MTVN and MTVN’s rights to

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters Ended March 31, 2011 and 2010

receive a preferred return in connection with the exercise of RealNetworks’ put right were terminated. RealNetworks is also providing certain operational transition services to Rhapsody. These transition services are expected to be completed in the first part of 2012. Rhapsody is governed by a board of directors with two directors appointed by each of the Company and MTVN and one independent director appointed by mutual agreement of the Company and MTVN.

Effective March 31, 2010, RealNetworks no longer has a controlling interest in Rhapsody and therefore, the operating results of Rhapsody are accounted for under the equity method of accounting for investments, and the Company’s proportionate share of the income or loss is recognized as a component of “Other income (expenses), net” in the Company’s condensed consolidated statements of operations in periods subsequent to March 31, 2010. As a result of the deconsolidation of Rhapsody’s operations from the Company’s financial statements, the Company no longer records any operating results for its Music segment for periods subsequent to March 31, 2010. The Company now reports its share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income (expenses).” The removal of these assets and liabilities and the creation of the initial equity method investment resulted in a one-time net gain of $10.9 million recorded in “Other income (expenses), net” in the Company’s unaudited condensed consolidated statements of operations for the quarter ended March 31, 2010, at which time the Company determined the fair value of its retained interest of approximately 47% to be approximately $29.7 million as of March 31, 2010. The Company recorded its share of losses in the operations of Rhapsody of approximately $3.3 million for the quarter ended March 31, 2011. These losses reduced the carrying value of the investment accordingly to approximately $12.2 million as of March 31, 2011.

As mentioned above, MTVN’s preferred return rights were terminated in connection with the restructuring of Rhapsody. Prior to the restructuring, if the appraised value of Rhapsody at a redemption date was less than $436.3 million, then the exercise price of the put right would have included a preferred return to MTVN. The Company previously elected to accrete any excess of the redemption value over the carrying amount of the noncontrolling interest as an adjustment to income attributable to common shareholders, and adjusted earnings per share for the current quarter’s accretion of the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature. Due to the termination of MTVN’s preferred return rights at the completion of the restructuring, the Company decreased the noncontrolling interest that was on the unaudited condensed consolidated balance sheet at March 31, 2010, prior to the transaction above by $10.4 million as part of the deconsolidation transactions, of which $3.7 million was an adjustment to income attributable to common shareholders for the purposes of calculating earnings per share for the quarter ended March 31, 2010.

Noncontrolling interest rollforward

Activity in noncontrolling interest and equity attributable to common shareholders is as follows (in thousands):

	Noncontrolling interest	Total Equity
Balances, December 31, 2009	$7,253	$375,811
Net loss	—	318
Net loss attributable to noncontrolling interest in Rhapsody	(2,910)	2,910
Contribution and other transactions with owners	616	619
Reversal of MTVN’s accretion equity interest in Rhapsody	(6,736)	6,736
Reversal of MTVN’s preferred return in Rhapsody	(3,700)	3,700
Deconsolidation	5,477	—
Unrealized holding losses on short-term and equity investments, net of taxes	—	1,551
Foreign currency translation losses	—	(1,611)
Stock-based transactions and compensation expense, net of taxes	—	4,199

Balances, March 31, 2010	$—	$394,233

Summarized financial information for Rhapsody for the period accounted for under the equity method (in thousands);

Quarter Ended March 31, 2011
Statements of Operations Data:
Net revenue	$32,487
Gross profit	9,445
Net loss	(6,981)

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters Ended March 31, 2011 and 2010

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets that have been measured at fair value (in thousands) on a recurring basis as of March 31, 2011, and December 31, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$46,364	$46,364	$—	$—
Corporate notes and bonds	104,991	104,991	—	—
U.S. government agency securities	14,700	14,700	—	—
Short-term investments
Corporate notes and bonds	53,247	53,247	—	—
U.S. government agency securities	29,127	29,127	—	—
Restricted cash	10,000	10,000
Equity method investments
Publicly traded investments	20,484	20,484	—	—

Total	$278,913	$278,913	$—	$—

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$44,348	$44,348	$—	$—
Corporate notes and bonds	120,984	120,984	—	—
U.S. Government agency securities	3,700	3,700	—	—
Short-term investments
Corporate notes and bonds	76,157	76,157	—	—
U.S. government agency securities	22,146	22,146	—	—
Restricted cash	10,000	10,000	—	—
Equity method investments
Publicly traded investments	27,541	27,541	—	—

Total	$304,876	$304,876	$—	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities of the Company are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The Company performed a valuation using Level 3 inputs of its investment in the Rhapsody joint venture as of March 31, 2010. The Company performed the analysis as a result of the restructuring and related deconsolidation of Rhapsody, which is further described in “Note 4, Rhapsody Joint Venture.” The fair value analysis used multiple valuation models and was based on assumptions of future results made by management, including operating and cash flow projections.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters Ended March 31, 2011 and 2010

Note 6. Cash, Cash Equivalents, Short-Term Investments, and Restricted Cash Equivalents

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of March 31, 2011, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$83,053	$—	$—	$83,053
Money market mutual funds	46,364	—	—	46,364
Corporate notes and bonds	104,991	—	—	104,991
U.S. Government agency securities	14,700	—	—	14,700

Total cash and cash equivalents:	249,108	—	—	249,108

Short-term investments:
Corporate notes and bonds	53,082	184	(19)	53,247
U.S. Government agency securities	29,111	22	(6)	29,127

Total short-term investments:	82,193	206	(25)	82,374

Total cash, cash equivalents and short-term investments	$331,301	$206	$(25)	$331,482

Restricted cash equivalents	$10,000	$—	$—	$10,000

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2010 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$66,986	$—	$—	$66,986
Money market mutual funds	44,348	—	—	44,348
Corporate notes and bonds	120,984	—	—	120,984
U.S. Government agency securities	3,700	—	—	3,700

Total cash and cash equivalents	236,018	—	—	236,018

Short-term investments:
Corporate notes and bonds	75,962	221	(26)	76,157
U.S. Government agency securities	22,126	23	(3)	22,146

Total short-term investments	98,088	244	(29)	98,303

Total cash, cash equivalents and short-term investments	$334,106	$244	$(29)	$334,321

Restricted cash equivalents	$10,000	$—	$—	$10,000

At March 31, 2011, and December 31, 2010, restricted cash equivalents and investments represent cash equivalents and short-term investments pledged as collateral against a letter of credit for a total of $10.0 million in connection with a lease agreement.

Realized gains or losses on sales of available-for-sale securities for the quarters ended March 31, 2011 and 2010, were not significant.

Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters Ended March 31, 2011 and 2010

The contractual maturities of short-term investments at March 31, 2011, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Within one year	$43,733	$43,808
Between one year and five years	38,460	38,566

Total available-for-sale investments	$82,193	$82,374

Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns

Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2010	$1,529	$1,039
Additions charged to expenses	219	160
Amounts written off	(314)	(159)

Balances, March 31, 2011	$1,434	$1,040

One customer accounted for 10% of trade accounts receivable as of March 31, 2011. As of December 31, 2010, one customer accounted for 15% of trade accounts receivable. No one customer accounted for more than 10% of total revenue during the quarters ended March 31, 2011 and 2010.

Note 8. Available for Sale Securities

As of March 31, 2011 and December 31, 2010, the carrying value of the Company’s equity investments in publicly traded companies consisted primarily of J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These equity investments are accounted for as available for sale. Although the carrying value of the available for sale securities was $20.5 million at March 31, 2011, there can be no assurance that any gain can be realized through the disposition of these shares.

Summary of available for sale securities is as follows (in thousands):

	March 31, 2011		December 31, 2010
	Cost	Carrying Value	Cost	Carrying Value
Available for sale securities	$10,765	$20,484	$10,765	$27,541

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters Ended March 31, 2011 and 2010

Note 9. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net
Customer relationships	$29,371	$24,223	$5,148
Developed technology	26,810	25,790	1,020
Patents, trademarks and tradenames	5,420	5,347	73
Service contracts and other	6,177	6,094	83

Total other intangible assets, March 31, 2011	$67,778	$61,454	$6,324

Total other intangible assets, December 31, 2010	$66,831	$59,879	$6,952

Amortization expense related to other intangible assets during the quarters ended March 31, 2011 and 2010, was $0.7 million and $1.3 million, respectively.

As of March 31, 2011, estimated future amortization of other intangible assets is as follows (in thousands):

2011 (remaining nine months)	$2,192
2012	2,506
2013	1,626

Total	$6,324

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairment to long-lived assets during the quarters ended March 31, 2011 or 2010.

Note 10. Goodwill

Changes in goodwill are as follows (in thousands):

Balances, December 31, 2010	$4,960
Effects of foreign currency translation	118

Balances, March 31, 2011	$5,078

As of March 31, 2011, the entire balance of goodwill related to the Company’s Games segment.

In accordance with ASC 350 Intangibles – Goodwill and Other, goodwill is required to be tested for impairment annually and also if there is an event or change in conditions that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual goodwill impairment test during its fiscal fourth quarter. No impairments were recognized in the quarter ended March 31, 2011.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters Ended March 31, 2011 and 2010

Note 11. Accrued and Other Liabilities

Accrued and other liabilities consist of (in thousands):

	March 31, 2011	December 31, 2010
Royalties and other fulfillment costs	$30,002	$30,190
Employee compensation, commissions and benefits	18,507	19,353
Sales, VAT and other taxes payable	13,560	13,104
Deferred tax liabilities — current	12,211	12,162
Other	12,450	10,893

Total	$86,730	$85,702

Note 12. Restructuring and Other Charges

Restructuring and other charges consist of costs associated with the realignment and reorganization of the Company’s operations and primarily include separation costs for employees, including severance, and other benefits. Included in restructuring and other costs for the quarter ended March 31, 2011 are separation costs of approximately $2.8 million related to the resignation of the Company’s Chief Executive Officer, of which approximately $2.0 million was severance and $0.8 million was non-cash charges related to accelerated vesting of stock options.

A summary of activity for accrued restructuring and other charges is as follows (in thousands):

Accrued restructuring and other charges, December 31, 2010	$652
Plus additional restructuring and other charges	6,904
Less non-cash stock-based compensation charges included in restructuring and other charges	(846)
Less amounts paid	(4,320)

Accrued restructuring and other charges, March 31, 2011	$2,390

Note 13. Loss on Excess Office Facilities

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

The total accrued loss of $4.3 million for estimated future losses on excess office facilities at March 31, 2011, does not include any expected future sublease income. However, the Company regularly evaluates the market for office space in the cities where it has operations.

A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2010	$4,524
Less amounts paid, net of sublease income	(223)

Accrued loss on excess office facilities, March 31, 2011	4,301
Less current portion	(1,200)

Accrued loss on excess office facilities, non-current portion	$3,101

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters Ended March 31, 2011 and 2010

Note 14. Earnings Per Share

For periods beginning August 2007 through the quarter ended March 31, 2010, basic net income (loss) available to common shareholders per share is computed by dividing net income (loss) attributable to common shareholders adjusted for the impact of MTVN’s preferred return in Rhapsody by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available to common shareholders per share is computed by dividing net income (loss) attributable to common shareholders adjusted for the impact of MTVN’s preferred return in Rhapsody by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted net income (loss) per share available to common shareholders are calculated as follows (in thousands):

	Quarters Ended March 31,
	2011	2010
Net income (loss) available to common shareholders:
Net income (loss) attributable to common shareholders	$(12,305)	$3,228
Less termination of MTVN’s preferred return in Rhapsody	—	3,700

Net income (loss) available to common shareholders	$(12,305)	$6,928

Weighted average common shares outstanding used to compute basic net income (loss) per share available to common shareholders	136,264	135,130
Dilutive stock options and restricted stock	—	4,443

Shares used to compute diluted net income (loss) per share available to common shareholders	136,264	139,573

Basic net income (loss) per share available to common shareholders	$(0.09)	$0.05
Diluted net income (loss) per share available to common shareholders	$(0.09)	$0.05

During the quarters ended March 31, 2011 and 2010, 16.1 million and 23.8 million shares of common stock, respectively, potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect.

Note 15. Commitments and Contingencies

Borrowing Arrangements. The Company’s subsidiary, WiderThan, uses electronic promissory notes issued by a Korean domestic bank with an aggregate line of credit of up to $2.3 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets. In general, the term of the arrangement is one year, with renewal in April of each year. The arrangement may be renewed in writing by mutual agreement between WiderThan and the bank. WiderThan is not subject to any financial or other restrictive covenants under the terms of this arrangement. As of March 31, 2011, WiderThan had $0.5 million outstanding on this promissory note and other guarantees.

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

The Company has also been involved in a proceeding in the U.S. District Court for the Southern District of New York to determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP and subsequently issued additional rulings. After working with ASCAP to make a final determination of amounts due under the court’s rulings, the Company reached a partial agreement with ASCAP on January 12, 2009. The Company believes it has sufficiently accrued for expected royalties under the agreement, but the Company appealed some aspects of the court’s rulings that underlie the agreement, arguing that the district court had adopted an improper formula for establishing royalty rates. ASCAP also appealed the district court’s ruling, arguing that the district court should have ruled that all transmissions of content downloads constituted public performances. On September 28, 2010, the U.S. Court of Appeals for the Second Circuit issued an opinion substantially ruling in favor of each of the Company’s positions that were on appeal. On the public performance issue, the Second Circuit ruled that delivering a download is neither a “performance” nor “public,” and therefore ASCAP is not entitled to any royalties for such downloads. The Second Circuit agreed with the Company that the formula adopted by the

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters Ended March 31, 2011 and 2010

District Court for establishing royalties was unreasonable and unsupported, and directed the District Court to establish new rates that reflect the “varying nature and scope” of the Company’s music use. These rates are relevant to the Company’s operation of the Rhapsody music business prior to the completion of its restructuring at the end of the first quarter of 2010. The rates are also relevant to the ongoing business of Rhapsody in which the Company continues to hold an approximate 47% interest. The case has been remanded to the District Court in order to establish a new formula.

From time to time the Company is, and expects to continue to be, subject to legal proceedings, governmental investigations, and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company is not aware of any other legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third-party claims and certain pending claims are moving closer to trial. The Company expects that its potential costs of defending these claims may increase as the disputes move into the trial phase of the proceedings. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

Note 16. Segment Information

As of July 1, 2010, the Company reorganized the management of its product lines and businesses in order to more efficiently develop and sell its products, and more cost effectively manage its operations. Beginning in the quarter ended September 30, 2010, the Company’s financial results reflect the new corporate reorganization with the following reporting segments: (1) Core Products, which includes financial results from existing and future software as a service offerings of ringback tones, music on demand, video on demand, storefront services and inter-carrier messaging; systems integration and professional services; Helix software and licenses for handsets; SuperPass; and the Company’s international radio subscriptions; (2) Emerging Products, which includes financial results from RealPlayer, including distribution of third-party products, advertising and other revenue, and new products and services that will be introduced over time for consumers or enterprise customers; and (3) Games, which is unchanged and includes all games-related financial results, including game sales, subscriptions services, syndication services, advertising-supported games, and mobile and social games. In addition, the Company will continue to present financial results for its former Music segment on a historical basis only. The Music segment primarily includes financial results and operating performance of the Company’s Rhapsody joint venture, which was restructured as of March 31, 2010. As a result of the restructuring, Rhapsody’s results are no longer consolidated with the Company’s financial statements for periods after March 31, 2010. The Company now reports its share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income (expenses), net.” The Company has adjusted the financial information for periods prior to September 30, 2010, to reflect the segment reorganization to allow comparability between the periods.

Beginning with the third quarter of 2010, the Company also changed how it allocates corporate and shared overhead expenses. Historically, the Company allocated common corporate overhead expenses, including but not limited to finance, legal and headquarters facilities, to each business segment. Beginning in the quarter ended September 30, 2010, these shared expenses, as well as stock compensation costs, are shown in the aggregate as “Corporate” expenses and are not reflected in segment results for the business segments described in the preceding paragraph. Only direct business segment expenses, such as research and development, marketing and certain other business shared services are reflected in the associated business segment results. The changes in the allocation of corporate expenses are designed to help ensure that business segment results reflect only those items that are directly attributable to that segment’s performance and that shared overhead expenses are centrally managed to promote focus on and accountability for the overall corporate cost structure.

The Company reports three ongoing reporting segments based on factors such as how the Company manages its operations and how its Chief Operating Decision Maker reviews results. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which includes the Company’s Interim Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and certain Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about products and services, geographical regions and corporate expenses for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Core Products, Emerging Products, Games, and, prior to April 1, 2010, Music segments and, therefore, the Company reports these as operating segments. The accounting policies used to derive segment results are generally the same as those described in Note 1, Summary of Business and Summary of Significant Accounting Policies.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters Ended March 31, 2011 and 2010

Segment operating income (loss) for the quarters ended March 31, 2011 and 2010, are as follows (in thousands):

Core Products

	Quarters Ended March 31,
	2011	2010	$ Change	% Change
Revenue	$48,107	$51,203	$(3,096)	(6)%
Cost of revenue	20,984	17,739	3,245	18

Gross profit	27,123	33,464	(6,341)	(19)
Operating expenses	19,386	24,086	(4,700)	(20)

Operating income (loss)	$7,737	$9,378	$(1,641)	(17)%

Emerging Products

	Quarters Ended March 31,
	2011	2010	$ Change	% Change
Revenue	$11,135	$11,428	$(293)	(3)%
Cost of revenue	1,540	1,464	76	5

Gross profit	9,595	9,964	(369)	(4)
Operating expenses	9,891	7,033	2,858	41

Operating income (loss)	$(296)	$2,931	$(3,227)	(110)%

Games

	Quarters Ended March 31,
	2011	2010	$ Change	% Change
Revenue	$28,059	$30,236	$(2,177)	(7)%
Cost of revenue	8,534	7,703	831	11

Gross profit	19,525	22,533	(3,008)	(13)
Operating expenses	16,814	22,771	(5,957)	(26)

Operating income (loss)	$2,711	$(238)	$2,949	(1,239)%

Music

	Quarters Ended March 31,
	2011	2010	$ Change	% Change
Revenue	$—	$35,733	$(35,733)	(100)%
Cost of revenue	—	21,864	(21,864)	(100)

Gross profit	—	13,869	(13,869)	(100)
Operating expenses	—	13,911	(13,911)	(100)

Operating income (loss)	$—	$(42)	$42	(100)%

Corporate

	Quarters Ended March 31,
	2011	2010	$ Change	% Change
Cost of revenue	$1,008	$389	$619	159%
Operating expenses	14,810	26,302	(11,492)	(44)

Operating income (loss)	$(15,818)	$(26,691)	$10,873	(41)%

The Company’s customers consist primarily of consumers and corporations located in the U.S., Europe and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended March 31,
	2011	2010
United States	$44,469	$84,550
Europe	18,960	22,482
Rest of the World	23,872	21,568

Total net revenue	$87,301	$128,600

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters Ended March 31, 2011 and 2010

Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	March 31, 2011	December 31, 2010
United States	$42,485	$43,655
Republic of Korea	5,462	5,659
Europe	3,217	3,069
Rest of the World	2,420	2,900

Total long-lived assets	$53,584	$55,283

Net assets including minority interest by geographic location are as follows (in thousands):

	March 31, 2011	December 31, 2010
United States	$332,721	$352,341
Republic of Korea	11,611	12,374
Europe	39,257	33,029
Rest of the World	16,944	15,001

Total net assets	$400,533	$412,745

Note 17. Related Party Transactions

Transactions with MTVN. As part of the initial formation of Rhapsody in 2007, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. In February 2009, RealNetworks and MTVN signed an amendment to the Rhapsody joint venture agreement which reduced the amount payable under the MTVN note to $213.8 million over the original five-year term and on March 31, 2010, the note was cancelled in connection with the completion of the Rhapsody restructuring transactions. During the quarter ended March 31, 2010, Rhapsody received $1.2 million in cash as note payments and spent $1.1 million in advertising with MTVN. MTVN agreed to a new $33.0 million marketing commitment as part of the restructuring transactions that were completed on March 31, 2010. RealNetworks no longer consolidates Rhapsody’s financial position and results, and consequently these transactions are no longer considered related party transactions. See Note 4, Rhapsody Joint Venture, for more information on the restructuring transactions.

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

Following the restructuring transactions, the Company is obligated to provide Rhapsody with a reduced amount of support services unless earlier terminated by Rhapsody. These support services are expected to be completed in the first part of 2012. The support services include information technology and limited operational support provided directly to Rhapsody. The amount of these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spend on providing services to Rhapsody. RealNetworks allocates the cost of providing these support services and records such allocation as a reduction to the related expense in the period for which it was incurred. During the quarter ended March 31, 2011 the Company charged Rhapsody $0.9 million for the support services. At March 31, 2011, the Related Party Receivable – Rhapsody of $0.4 million included these charges.

Transactions with LoEn Entertainment, Inc. During the fourth quarter of 2008, the Company paid $9.9 million to acquire approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). The Company paid market price for approximately 2.8 million common shares of LoEn which are traded on the Korean Securities Dealers Automated Quotations. The Company’s

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarters Ended March 31, 2011 and 2010

investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting gains/losses recognized in equity as unrealized holding gains/losses on investment. During the quarters ended March 31 2011 and 2010, the Company recorded revenue from LoEn of approximately $4.1 million and $3.7 million, respectively. This revenue consisted primarily of sales of application service provider services, which includes sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, the Company also recorded accounts receivable of approximately $3.1 million as of March 31, 2011. Accounts payable and cost of revenue balances associated with LoEn as of and for the quarters ended March 31, 2011 and 2010, were nominal.

Note 18. Income Taxes

As of March 31, 2011, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 15 to the Company’s audited financial statements included in the Company’s 2010 Annual Report on Form 10-K. The Company anticipates that total unrecognized tax benefits, specifically relating to foreign transfer pricing, will increase within the next twelve months.

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

•

our involvement in potential claims and legal proceedings, the expected course and costs of existing claims and legal proceedings, and the potential outcomes and effects of both existing and potential claims, legal proceedings and governmental investigations on our business, prospects, financial condition or results of operations;

•	the expected benefits and other consequences from restructuring Rhapsody and from our other strategic initiatives;

•	our expected introduction of new and enhanced products, services and technologies across our businesses, including Unifi, a personal media cloud service we intend to launch in 2011;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact our businesses;

•	the continuation and expected nature of certain customer relationships;

•	impacts of competition and certain customer relationships on the future financial performance and growth of our businesses;

•	the effects of U.S. and foreign income and other taxes on our business, prospects, financial condition or results of operations; and

•	the effect of economic and market conditions on our business, prospects, financial condition or results of operations.

These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language in Item 1A of Part II entitled “Risk Factors.” RealNetworks undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by RealNetworks from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Overview

RealNetworks’ mission is to create innovative applications and services that make it easy to connect with and enjoy digital media. We pioneered the development of technology for streaming digital media over the Internet and have continued creating and delivering digital-media technology, services and content, such as music, games and video, around the world. We distribute our products and services directly to consumers and through mobile carriers, original equipment manufacturers and other communications companies who offer these products and services to their customers.

During 2010 and continuing into the first quarter of 2011, we implemented a significant restructuring of our business. As part of these activities we restructured our Rhapsody joint venture, and no longer consolidate its results in our financial statements. We also implemented other significant internal restructuring measures including reductions in personnel and facilities and the discontinuance or de-emphasis of certain unprofitable products and service offerings. All of these activities affected our year-over-year results for the quarter ended March 31, 2011.

We are primarily focused on the following three key businesses: (1) our software as a service (SaaS) offerings, (2) our RealPlayer media player software and related businesses, and (3) our casual games business. Our major business initiatives include the continued development of our converged media platform, from which we deliver some of our SaaS services and which we intend to utilize increasingly in that business in the future; the development of social media capability within our games segment; and the development of Unifi, a personal cloud-media-management product that we expect to distribute through both our mobile-carrier customers and directly to consumers in 2011.

In 2010, we reorganized the management of our businesses and product lines. Our results are now reported in the following reporting segments: (1) Core Products, (2) Emerging Products and (3) Games. We now present financial results from our former Music segment on a historical basis only. The Music segment primarily included the financial results and operating performance of our Rhapsody joint venture, which was restructured as of March 31, 2010. As a result of the restructuring, Rhapsody’s results are no longer consolidated with our financial statements for periods after March 31, 2010, as discussed in more detail in “Note 4. Rhapsody Joint Venture” to the Condensed Consolidated Financial Statements included within Part I, Item 1 of this report.

In addition, we now report common overhead expenses and stock compensation costs in the aggregate as corporate expenses and, therefore, these expenses are not reflected in the financial and operating results of our business segments. The historical financial information presented herein has been adjusted to reflect the new segments and the new corporate expense presentation. More information about our segments is included below under “Segment Operating Results.”

Condensed consolidated results of operations for the quarter ended March 31, 2011 and 2010, are as follows (dollars in thousands):

	Quarter Ended March 31,
	2011	2010	$ Change	% Change
Revenue	$87,301	$128,600	$(41,299)	(32)%
Cost of revenue	32,066	49,159	(17,093)	(35)

Gross profit	55,235	79,441	(24,206)	(30)
Gross margin	63%	62%
Operating expenses	60,901	94,103	(33,202)	(35)

Operating income (loss)	$(5,666)	$(14,662)	$8,996	(61)%

In the quarter ended March 31, 2011, total consolidated revenue declined by $41.3 million compared with the year-earlier period. The total reduction in revenue was largely a result of the deconsolidation of our Rhapsody joint venture as of March 31, 2010, which accounted for $35.7 million of the decrease. The remaining decline in total consolidated revenue was due to declines in our other businesses, as further described below under “Segment Operating Results.” We reduced operating expenses by $33.2 million in the quarter ended March 31, 2011, compared with the same period in 2010, in part through restructuring activities that reduced personnel and facilities expenses by $16.7 million. Further contributing to the reduction in operating expenses in the first quarter of 2011 were a reduction of $13.9 million in expenses from the deconsolidation of our Rhapsody joint venture and an insurance settlement reimbursement of $6.4 million related to previously settled litigation. See “Segment Operating Results” below for more information and discussion regarding changes in the operating results for each of our reporting segments.

Segment Operating Results

Core Products

The Core Products segment primarily generates revenue and incurs costs from the sales of SaaS services, such as ringback tones, inter-carrier messages, music on demand and video on demand; professional services and system integration services to carriers and mobile handset companies; sales of licenses of our software products such as Helix for handsets; and consumer subscriptions such as SuperPass and international radio subscriptions. Core Products segment results of operations for the quarters ended March 31, 2011 and 2010, are as follows (dollars in thousands):

	Quarter Ended March 31,
	2011	2010	$ Change	% Change
Revenue	$48,107	$51,203	$(3,096)	(6)%
Cost of revenue	20,984	17,739	3,245	18

Gross profit	27,123	33,464	(6,341)	(19)
Gross margin	56%	65%
Operating expenses	19,386	24,086	(4,700)	(20)

Operating income (loss)	$7,737	$9,378	$(1,641)	(17)%

Revenue decreased by $3.1 million in the quarter ended March 31, 2011, compared with the year-earlier period, primarily due to reduced service revenue from our SaaS offerings mainly due to the merger of two mobile carriers and lower intercarrier messaging contract prices, which resulted in lower average pricing for our services and lower transaction volume.

Cost of revenue increased by $3.2 million in the quarter ended March 31, 2011, compared with the year-earlier period, due to increased personnel working on the delivery of our SaaS services due to an expanded customer base to whom we are providing services.

Operating expenses declined by $4.7 million in the quarter ended March 31, 2011, compared with the year-earlier period due to reduced personnel and related costs of approximately $3.7 million and reduced marketing expense of $0.8 million.

Emerging Products

The Emerging Products segment primarily generates revenue and incurs costs from sales of RealPlayer and its related products, such as the distribution of third-party software products, advertising on RealPlayer websites, and sales of RealPlayerPlus software licenses to consumers. Also included within the Emerging Products segment is the cost to build and develop new product offerings for consumers and business customers, including Unifi. Emerging Products segment results of operations for the quarters ended March 31, 2011 and 2010, are as follows (dollars in thousands):

	Quarter Ended March 31,
	2011	2010	$ Change	% Change
Revenue	$11,135	$11,428	$(293)	(3)%
Cost of revenue	1,540	1,464	76	5

Gross profit	9,595	9,964	(369)	(4)
Gross margin	86%	87%
Operating expenses	9,891	7,033	2,858	40

Operating income (loss)	$(296)	$2,931	$(3,227)	(110)%

Total Emerging Products revenue decreased by $0.3 million in the quarter ended March 31, 2011, compared with the year-earlier period. The decrease was due to lower revenue from the distribution of third-party software products of $0.9 million, partially offset by increased revenue from higher unit sales of PlayerPlus and related products of $0.6 million.

Operating expenses increased by $2.9 million in the quarter ended March 31, 2011, compared with the year-earlier period primarily due to increased RealPlayer marketing expense to drive the distribution of RealPlayer.

Games

The Games segment primarily generates revenue and incurs costs from the creation, distribution and sales of games licenses, online games subscription services, advertising on game sites and social network sites, games syndication services, microtransactions from online and social games, and sales of mobile games. Games segment results of operations for the quarters ended March 31, 2011 and 2010, are as follows (dollars in thousands):

	Quarter Ended March 31,
	2011	2010	$ Change	% Change
Revenue	$28,059	$30,236	$(2,177)	(7)%
Cost of revenue	8,534	7,703	831	11

Gross profit	19,525	22,533	(3,008)	(13)
Gross margin	70%	75%
Operating expenses	16,814	22,771	(5,957)	(26)

Operating income (loss)	$2,711	$(238)	$2,949	(1,239)%

Total Games revenue decreased by $2.2 million in the quarter ended March 31, 2011, compared with the year-earlier period. The decrease was due to a decline in average selling prices and lower revenue from the distribution of third-party software. Games license revenue decreased by $0.9 million and revenue from the distribution of third-party products decreased by $0.7 million.

Cost of revenue increased by $0.8 million in the quarter ended March 31, 2011, compared with the year-earlier period. The increase was due to higher personnel costs related to the distribution and delivery of our games products and services.

Operating expenses declined by $6.0 million in the quarter ended March 31, 2011, compared with the year-earlier period. The decrease was primarily due to reductions in personnel and related costs of approximately $3.6 million as well as in depreciation expense related to our Games technology platform of $1.4 million.

Music

Music segment results of operations for the quarters ended March 31, 2011 and 2010, are as follows (dollars in thousands):

	Quarter Ended March 31,
	2011	2010	$ Change	% Change
Revenue	$—	$35,733	$(35,733)	(100)%
Cost of revenue	—	21,864	(21,864)	(100)

Gross profit	—	13,869	(13,869)	(100)
Gross margin	N/A	39%
Operating expenses	—	13,911	(13,911)	(100)

Operating income (loss)	$—	$(42)	$42	(100)%

On March 31, 2010, we completed the restructuring of Rhapsody, which resulted in our ownership interest of Rhapsody decreasing to approximately 47% and the loss of our operating control over Rhapsody. Our revenue for the first quarter of 2010 includes results from Rhapsody’s operations. Beginning with the second quarter of 2010, Rhapsody’s revenue and other operating results are no longer consolidated within our condensed consolidated financial statements, and we are not recording any operating or other financial results for our Music segment. We now report our share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income (expenses), net.” Our share of Rhapsody’s losses for the quarter ended March 31, 2011 was $3.3 million.

Prior to April 1, 2010, our Music business was primarily operated through our Rhapsody joint venture. Music segment revenue and costs as reported in our financial statements primarily reflected sales of digital music content through Rhapsody’s MP3 music store, the Rhapsody and international radio subscription services, and advertising on Rhapsody’s music websites.

Corporate

Certain corporate-level activity is not allocated to our segments, including costs of the following: general and administrative functions and activities related to information technology, procurement activities, corporate headquarters, legal settlements and contingencies, stock compensation, losses on excess office facilities and employee severance costs. Corporate segment results of operations for the quarters ended March 31, 2011 and 2010, are as follows (dollars in thousands):

	Quarter Ended March 31,
	2011	2010	$ Change	% Change
Cost of revenue	$1,008	$389	$619	159%
Operating expenses	14,810	26,302	(11,492)	(44)

Operating income (loss)	$(15,818)	$(26,691)	$10,873	(41)%

Operating expenses decreased by $11.5 million in the quarter ended March 31, 2011, compared with the year-earlier period. The decrease was due in part to our cost savings efforts in 2010, which included reductions in personnel and facilities expenses in our corporate headquarters in Seattle, and in offices in Europe and Asia. Reductions in personnel and related costs accounted for approximately $4.0 million of the decrease. The decrease in operating expenses was also due in part to an insurance reimbursement of $6.4 million related to previously settled litigation, which is accounted for as a reduction to operating expenses.

Consolidated Operating Expenses

Consolidated operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, restructuring and related charges, impairments of goodwill and losses on excess office facilities. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Operating expenses and changes for the quarters ended March 31, 2011 and 2010, are as follows (dollars in thousands):

	Quarter Ended March 31,
	2011	2010	$ Change	% Change
Research and development	$19,895	$34,675	$(14,780)	(43)%
Sales and marketing	28,480	37,827	(9,347)	(25)
Advertising with related party	—	1,065	(1,065)	(100)
General and administrative	5,622	14,921	(9,299)	(62)
Restructuring and other charges	6,904	5,615	1,289	23

Total consolidated operating expenses	$60,901	$94,103	$(33,202)	(35)%

Research and development expenses decreased by $14.8 million in the quarter ended March 31, 2011, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of approximately $10.4 million as well as a decrease in depreciation expense related to our Games technology platform of $1.4 million. In addition, the removal of Rhapsody’s operating expenses from our consolidated financial results beginning April 1, 2010, contributed approximately $3.8 million to the decline.

Sales and marketing expenses decreased by $9.3 million in the quarter ended March 31, 2011, compared with the year-earlier period. The decrease was due primarily to the removal of Rhapsody’s operating expenses of $8.8 million from our consolidated financial results beginning April 1, 2010. A decrease in sales and marketing personnel and related costs of approximately $3.6 million was partially offset by increased RealPlayer marketing expenses of $2.0 million.

All of the historical costs associated with “Advertising with related party” were included within our Music segment as discussed in “Segment Operating Results – Music” above.

General and administrative expenses decreased by $9.3 million in the quarter ended March 31, 2011, compared with year-earlier period. The decrease was primarily due to an insurance reimbursement of $6.4 million related to previously settled ligation and a reduction in personnel and related costs of $2.6 million.

Restructuring and other charges consist of costs associated with the realignment and reorganization of our business operations and primarily include separation costs for employees, including severance, and other benefits. For the quarter ended March 31, 2011, we recorded $6.9 million in restructuring and other charges. Included in restructuring and other costs for the quarter ended March 31, 2011 are separation costs of approximately $2.8 million related to the resignation of our Chief Executive Officer, of which approximately $2.0 million was severance and $0.8 million was non-cash charges related to accelerated vesting of stock options.

Other Income (Expenses), Net

Other income (expenses), net consists primarily of the following: interest income on our cash, cash equivalents, and short-term investments and the equity in net loss of Rhapsody and other equity method investments. Other income (expenses), net and quarter-over-quarter changes are as follows (dollars in thousands):

	Quarter Ended March 31,
	2011	2010	$ Change	% Change
Interest income, net	$379	$380	$(1)	(0)%
Equity in net loss of Rhapsody and other equity method investments	(3,281)	—	(3,281)	N/A
Gain on deconsolidation of Rhapsody	—	10,929	(10,929)	(100)
Other income (expense), net	(122)	99	(221)	(223)

Total other income (expense), net	$(3,024)	$11,408	$(14,432)	(127)%

Other income (expense), net decreased by $14.4 million in the quarter ended March 31, 2011, compared with the year-earlier period, due primarily to the $10.9 million one-time gain on deconsolidation of Rhapsody in 2010, as well as the equity loss recorded for our investment in Rhapsody of $3.3 million in 2011. Since March 31, 2010, we do not hold a controlling interest in Rhapsody and we no longer consolidate Rhapsody’s results with our own. We now account for our ownership interest in Rhapsody as an equity method investment.

Income Taxes

During the quarters ended March 31, 2011 and 2010, we recognized income tax expense of $3.6 million and income tax benefit of $3.6 million, respectively, related to U.S. and foreign income taxes. The increase in income tax expense and the change in income tax expense as a percentage of pre-tax loss during the quarter ended March 31, 2011, was largely the result of the settlement of a foreign tax audit and an adjustment relating to a state tax audit. Additionally, income tax expense in the year-ago period was lower due to a partial release of a valuation allowance on international net operating losses and an adjustment from the restructuring of Rhapsody, both of which resulted in lower income tax expense in 2010 compared with 2011.

As of March 31, 2011, there have been no material changes to our uncertain tax positions disclosures as provided in Note 15 to our audited financial statements included in our 2010 Annual Report on Form 10-K. We anticipate that total unrecognized tax benefits, specifically relating to foreign transfer pricing, will increase within the next twelve months.

We file numerous consolidated and separate income tax returns in the United States, including federal, state and local returns, as well as in foreign jurisdictions. With few exceptions, we are no longer subject to United States federal income tax examinations for tax years prior to 2008 or state, local or foreign income tax examinations for years prior to 1993. RealNetworks, Inc. and /or subsidiaries are under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993.

Geographic Revenue

Revenue by geographic region is as follows (dollars in thousands):

	Quarter Ended March 31,
	2011	2010	$ Change	% Change
United States	$44,469	$84,550	$(40,081)	(47)%
Europe	18,960	22,482	(3,522)	(16)
Rest of world	23,872	21,568	2,304	11

Total net revenue	$87,301	$128,600	$(41,299)	(32)%

Revenue in the U.S. declined by $40.1 million in the quarter ended March 31, 2011, compared with the year-earlier period. The decrease resulted primarily from a loss of revenue of $33.6 million from the deconsolidation of Rhapsody, which generated its revenue primarily in the United States. The decline for the quarter ended March 31, 2011, was also due to reductions in revenue generated from our SaaS offerings of $4.3 million, a decrease in revenue from our SuperPass subscription service of $1.0 million and lower sales of games of approximately $0.7 million. See the section “Segment Operating Results” above for further discussion of these changes.

Revenue in Europe declined by $3.5 million in the quarter ended March 31, 2011, compared with the year-earlier period. The decrease was due primarily to lower revenue of $1.3 million from our Games segment, a decline in revenue from the distribution of third-party products of $0.9 million, lower SaaS revenue of $0.6 million and a decline in technology licensing of $0.4 million. See the section “Segment Operating Results” above for further discussion of these changes.

Revenue in rest of world increased by $2.3 million in the quarter ended March 31, 2011, compared with the year-earlier period. The increase was primarily due to increased SaaS revenue of $1.9 million and systems integration revenue of $1.5 million, partially offset lower technology licensing revenue of $1.0 million. See the section “Segment Operating Results” above for further discussion of these changes.

License Fees and Service Revenue

We also present our revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	Quarter Ended March 31,
	2011	2010	$ Change	% Change
License	$18,414	$24,172	$(5,758)	(24)%
Service	68,887	104,428	(35,541)	(34)

Total net revenue	$87,301	$128,600	$(41,299)	(32)%

License Fees. License fees primarily include revenue from sales of content such as game licenses, sales of licenses of our system software products such as Helix for handsets, and sales of premium versions of our RealPlayer and related products. Prior to March 31, 2010, license fees also included the sales from digital music tracks from our Music segment. License fees include revenue from all of our reporting segments.

License fees decreased by $5.8 million in the quarter ended March 31, 2011, compared with the year-earlier period. The deconsolidation of our Music segment contributed $3.9 million to the overall decrease. Total license revenue from the sale of games during the three months ended March 31, 2011 also declined by $0.9 million compared with the year-earlier period. See the section “Segment Operating Results” above for further discussion of these changes.

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

Service fees decreased by $35.5 million in the quarter ended March 31, 2011, compared with the year-earlier period. The deconsolidation of our Music segment contributed $31.8 million to the overall decrease. Reduced service revenue from our SaaS offerings of approximately $3.1 million and lower revenue from advertising and the distribution of third-party products of approximately $1.0 million also contributed to the overall decline. See the section “Segment Operating Results” above for further discussion of these changes.

Cost of License Fees and Service Revenue

We also present our cost of revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	Quarter Ended March 31,
	2011	2010	$ Change	% Change
License	$5,246	$7,549	$(2,303)	(31)%
Service	26,820	41,610	(14,790)	(36)

Total cost of revenue	$32,066	$49,159	$(17,093)	(35)%

Cost of License Fees. Cost of license fees includes royalties paid on the sales of games, amounts paid for licensed technology, amortization of acquired technology, and music royalties paid for periods prior to March 31, 2010.

Cost of license fees decreased by $2.3 million in the quarter ended March 31, 2011, compared with the year-earlier period. The deconsolidation of our Music segment contributed $2.7 million to the overall decrease. No other factor contributed materially to the change during the periods. See the section “Segment Operating Results” above for further discussion of these changes.

Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings, cost of in-house and contract personnel providing support, amortization of acquired technology, fees for consulting services, expenses incurred in providing our SaaS hosting services and cost of content for our Rhapsody service for periods prior to March 31, 2010. Content costs are expensed over the period the content is available to our subscription services customers.

Cost of service revenue decreased by $14.8 million in the quarter ended March 31, 2011, compared with the year-earlier period. The deconsolidation of our Music segment contributed $19.2 million to the overall decrease, partially offset by increases in costs of $3.1 million from delivery of our system integration and SaaS services to an expanded customer base. See the section “Segment Operating Results” above for further discussion of these changes.

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding recent accounting pronouncements.

Liquidity and Capital Resources

The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	March 31, 2011	December 31, 2010
Working capital	$286,929	$286,315
Cash, cash equivalents, and short-term investments	331,482	334,321
Restricted cash	10,000	10,000

The following summarizes cash flows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash used in operating activities	$(5,186)	$(32,456)
Cash provided by (used in) investing activities	14,764	(41,564)
Cash provided by financing activities	1,127	1,583

Cash used in operating activities consisted of net loss adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, gain on deconsolidation of Rhapsody, accrued restructuring and other charges and the effect of changes in certain operating assets and liabilities, net of acquisitions and deconsolidation of Rhapsody.

Cash used in operating activities in the quarter ended March 31, 2011, was $5.2 million and consisted of 1) a net loss of $12.3 million, 2) adjustments to reconcile the net loss to cash used in operating activities of $12.7 million and 3) cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions and deconsolidation of Rhapsody, of $5.6 million. Adjustments to reconcile the net loss to cash used in operating activities primarily consisted of $3.8 million of depreciation and amortization expense, $3.5 million of stock-based compensation, $3.3 million of equity in the net loss of Rhapsody and other equity investments, and $2.3 million for amounts accrued relating to restructuring expenses incurred during the quarter.

Changes in certain operating assets and liabilities, net of acquisitions and disposals, in the quarter ended March 31, 2011 primarily consisted of uses of cash from a decrease in accounts payable of $7.7 million. This decrease was primarily related to the timing of certain payments.

Cash used in operating activities in the quarter ended March 31, 2010, was $32.5 million and consisted of 1) net income of $0.3 million, 2) adjustments to reconcile net income to cash used in operating activities of $3.4 million, and 3) cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions and disposals, of $36.2 million. Adjustments for cash used to reconcile the net income to cash used in operating activities primarily consisted of $10.9 million of gain related to the deconsolidation of the Rhapsody joint venture, partially offset by $7.3 million of depreciation and amortization expense, $3.9 million of stock-based compensation and $4.5 million for amounts accrued relating to restructuring expenses incurred during the quarter.

Changes in certain operating assets and liabilities, net of acquisitions and disposals, in the quarter ended March 31, 2010 primarily consisted of uses of cash from a decrease in accrued and other liabilities of $36.1 million. These decreases were related to reductions in accrued royalties and other fulfillment costs as well as a reduction in amounts payable to MTVN for related party advertising incurred during the quarter ended March 31, 2010 as compared to the quarter ended December 31, 2009. Also contributing to the decline was the payment of the legal settlement and related legal expenses attributable to the RealDVD litigation of $5.5 million that was accrued for in the quarter ended December 31, 2009.

In the quarter ended March 31, 2011, investing activities provided cash of $14.8 million primarily from the sales and maturities, net of purchases, of short-term investments of $15.9 million. In the quarter ended March 31, 2010, investing activities used cash primarily for payments made in connection with the restructuring of Rhapsody of $18.0 million as well as purchases of equipment, software, and leasehold improvements of $4.7 million. These uses of cash were partially offset by the repayment of temporary funding upon the deconsolidation of Rhapsody of approximately $5.9 million. Purchases, net of sales and maturities, of short-term investments used cash of $24.7 million during 2010.

Financing activities in the quarter ended March 31, 2011 provided cash mainly from the proceeds of sales of common stock under employee stock purchase plans and the exercise of stock options of $1.1 million. Financing activities in 2010 provided cash from the proceeds of sales of interests in our Rhapsody joint venture of $1.2 million.

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

We conduct our operations primarily in five functional currencies: the U.S. dollar, the Korean won, the Japanese yen, the British pound and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Korea, Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in the respective foreign currencies. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries.

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

In our direct to consumer business, we derive revenue through (1) subscriptions of SuperPass within our Core Products segment and subscriptions sold by our Games segment, (2) sales of content downloads, software and licenses offered by the Company’s Core Products, Emerging Products and Games segments and (3) the sale of advertising and the distribution of third-party products on our websites and in our games. Prior to April 1, 2010, our direct to consumer business also included the products and services primarily sold by the Rhapsody joint venture and included in the Company’s Music segment. Beginning April 1, 2010, revenue from the Company’s Rhapsody joint venture is no longer consolidated within the Company’s financial statements. The Company now reports its share of Rhapsody’s net income or losses as “Equity in net loss of Rhapsody and other equity method investments”.

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

A portion of the revenue related to the sale of software licenses and products and related support and other services is recorded as unearned due to undelivered elements including, in some cases, post-delivery support and the right to receive unspecified upgrades or enhancements on a when-and-if-available basis. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related products’ contract term.

Estimating Music Publishing Rights and Music Royalty Accruals. We must make estimates of amounts owed related to our music publishing rights and music royalties for our domestic and international music services primarily incurred by Rhapsody which was separated from our operating results beginning April 1, 2010. Unsettled obligations incurred prior to April 1, 2010 remain our liability. Material differences between these estimates and the actual amounts owed may impact the amount and timing of our expense for any period if management made different judgments or utilized different estimates. Under copyright law, we may be required to pay licensing fees for digital sound recordings and compositions we deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to the current or historic sales of our digital music offerings. Our estimates were based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While we based our estimates on historical experience and on various other assumptions that management believed to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.

Estimating Recoverability of Deferred Costs. We defer costs on projects for service revenue and system sales. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties.

We recognize such costs as a component of cost of revenue, the timing of which is dependent upon the revenue recognition policy by project. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or customer acceptance, where applicable. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized ratably over the term of the contract, costs are recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, we review deferred costs to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

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

Estimating Losses on Excess Office Facilities. We make significant estimates in determining the appropriate amount of accrued loss on excess office facilities. If we make different estimates, our loss on excess office facilities could be significantly different from that recorded, which could have a material impact on our operating results.

Valuation of Equity Method Investments. We use the equity method in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We initially record our investment based on a fair value analysis of the investment. Prior to 2010, most of our equity method investments were purchased with cash which was determined to be fair value. For the investment in Rhapsody as of March 31, 2010, we used multiple valuation models that were based on assumptions of future results, including operating and cash flow projections, to calculate the fair value since we contributed both cash and non-cash items in exchange for our interest.

We record our percentage interest in the investee or joint venture’s income or loss under this method, which will increase or decrease the net book value of the investment. We record investee losses up to the aggregate amount of the investment.

We evaluate impairment of an investment valued under the equity method only if events and circumstances warrant. An impairment charge would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary, we consider factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investee or joint venture, the near-term and longer-term operating and financial prospects of the investee or joint venture and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

Stock-Based Compensation. Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period, which is the vesting period. The Black-Scholes model requires various highly speculative assumptions including volatility in our common stock price and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from the amounts recorded in our consolidated statements of operations. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Noncontrolling Interests. We record noncontrolling interest expense (benefit) which reflects the portion of the earnings (losses) of majority-owned entities which are applicable to the noncontrolling interest partners in the consolidated statements of operations. Redeemable noncontrolling interests that are redeemable at either fair value or are based on a formula that is intended to approximate fair value follow our historical disclosure only policy for the redemption feature. Redeemable noncontrolling interests that are redeemable at either a fixed price or are based on a formula that is not akin to fair value are reflected as an adjustment to income attributable to common shareholders based on the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature with the remaining amount of accretion to redemption value recorded directly to equity. Net loss attributable to the noncontrolling interest in Rhapsody is included within the consolidated statements of operations and comprehensive income (loss). We applied this accounting policy to the noncontrolling interest in Rhapsody that was held by MTVN for periods beginning when Rhapsody was formed in August 2007 through the quarter ended March 31, 2010. Due to the completion of the restructuring of Rhapsody on March 31, 2010 which resulted in our holding approximately 47% of the outstanding shares of capital stock of Rhapsody, this accounting policy no longer applies with respect to our investment in Rhapsody as we no longer consolidate Rhapsody and no longer report a noncontrolling interest.

Accounting for Gains on Sale of Subsidiary Stock. Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) which was primarily codified into FASB ASC 810 — Consolidation (ASC 810). Current guidance requires the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary to be recorded as equity transactions. We elected to recognize any such gain in our consolidated statements of operations prior to January 1, 2009 as was allowable under generally accepted accounting principles in place at that time if certain recognition criteria were met. Due to the completion of the restructuring of Rhapsody on March 31, 2010, which resulted in our holding approximately 47% of the outstanding shares of capital stock of Rhapsody, this accounting policy will no longer apply with respect to our investment as we no longer consolidate Rhapsody and no longer report a noncontrolling interest.

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

Each reporting period we must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not more likely than not, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in either increases to income tax expense or reduction of income tax benefit in the statement of operations and comprehensive income. Factors we consider in making such an assessment include, but are not limited to, past performance and our expectation of future taxable income, macroeconomic conditions and issues facing our industry, existing contracts, our ability to project future results and any appreciation of our investments and other assets.

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

Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended March 31, 2011. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at March 31, 2011, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income and cash flows by more than a nominal amount.

Investment Risk. As of March 31, 2011, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarters ended March 31, 2011 and 2010, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.

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

We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar from March 31, 2011, would not result in more than a nominal amount of unrealized gain or loss.

Foreign currency transaction gains and losses were not material for the quarters ended March 31, 2011 and 2010.

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

(b) Changes in Internal Controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See “Note 15. Commitment and Contingencies” to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding legal proceedings.

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

Our business is dependent upon the introduction of new products and services, which is subject to a number of risks. The process of developing new, and enhancing existing, products and services is complex, costly and uncertain. Providing products and services that are attractive and useful to subscribers and consumers is in part subject to unpredictable and volatile factors beyond our control, including end-user preferences and competing products and services. Any failure by us to timely respond to or accurately anticipate consumers’ changing needs, emerging technological trends or important changes in the market or competition for products and services we plan to introduce could significantly harm our current market share or result in the loss of market opportunities. In addition, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect consumer demand for our products and services, which may result in no return or a loss on our investments. Furthermore, new products and services may be subject to legal challenge. Responding to these potential claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop distributing or selling, or to redesign our products or services, or to pay damages. If we do not successfully introduce new products and services, our operating results may be materially harmed.

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

Finally, nearly all of our carrier contracts obligate us to indemnify the carrier customer for certain liabilities and losses incurred by them, including liabilities resulting from third party claims for damages that arise out of the use of our technology. These indemnification terms provide us with certain procedural safeguards, including the right to control the defense of the indemnified party. Pursuant to these indemnifications obligations, we have agreed to control the defense on behalf of two of our carrier customers related to a pending patent infringement proceeding, and we are vigorously defending them. This pending proceeding or future claims against which we may be obligated to defend our carrier customers could result in payments that could materially harm our operating results.

A majority of the revenue that we generate in our Core Products business segment is dependent upon our relationship with a few customers, including SK Telecom and Verizon; any deterioration of these relationships could materially harm our business.

We generate a significant portion of our revenue from sales of our mobile entertainment services to a few of our mobile carrier customers, including SK Telecom, a leading wireless carrier in South Korea. In the near term, we expect that we will continue to generate a significant portion of our total revenue from these customers, particularly SK Telecom and Verizon. If these customers fail to market or distribute our services or terminate their business contracts with us, or if our relationships with these customers deteriorate in any significant way, we may be unable to replace the affected business arrangements with acceptable alternatives. Our relationship with SK Telecom may also be affected by the general state of the economy of South Korea. Failure to maintain our relationships with these customers could have a material negative impact on our revenue and operating results.

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

In addition, we face the following competitive risks relating to our businesses:

Our SuperPass subscription service faces competition from a broad variety of entertainment sources, including traditional media outlets and emerging Internet media sources. We expect this competition to continue to be intense as the market and business models for Internet video content mature and more competitors enter these new markets. Competing services may be able to obtain better or more favorable access to compelling video content than us, may develop better offerings than us and may be able to leverage other assets or technologies to promote or distribute their offerings successfully. Our RealPlayer software services compete with alternative streaming media playback technologies and audio and video formats including Microsoft Windows Media Player and Adobe Flash and their related file formats, each of which has obtained very broad market penetration. In addition, our overall ability to sell subscription services depends in part on the use of our formats on the Internet, and declines in the use of our formats have negatively affected, and are expected to continue to negatively affect, our subscription revenue and increase costs of obtaining new subscribers. If we are unable to compete successfully, including through the introduction of compelling new products and services, our SuperPass and RealPlayer businesses could continue to decline.

Our RealArcade, GameHouse, Zylom and Atrativa branded services compete with other online aggregators and distributors of online, downloadable and social casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our Games business also competes with many other smaller companies that may be able to adjust to market conditions, including responding effectively to the growing popularity of casual games on social networks, faster than us. We also face increasing price competition in the casual games market, and some of our competitors may be able to lower prices more aggressively than us. We expect competition to intensify in this market from these and other competitors, and no assurance can be made that we will be able to achieve growth in our revenue. Our games development studios compete primarily with other developers of online, downloadable, mobile and social casual PC games and must continue to develop popular and high-quality game titles. Our Games business must also continue to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including social networks, in order to maintain our competitive position and to grow the business.

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

The trading price for our common stock has been volatile, ranging from $2.59 to $4.95 per share during the 52-week period ended March 31, 2011. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

•	impairments of long-lived assets,

•	integrating and operating newly acquired businesses and assets,

•	the seasonality of our business, which has experienced increased revenues in the fourth quarter of our fiscal year, and

•	the general difficulty in forecasting our operating results and metrics, which could result in actual results that differ significantly from expected results.

Certain of our product and service investment decisions (for example, research and development and sales and marketing efforts) are based on predictions regarding business and the markets in which we compete. Fluctuations in our operating results, particularly when experienced beyond what we expected, could cause the trading price of our stock to continue to fluctuate.

Continued loss of revenue from some of our subscription services may harm our operating results.

Our operating results could be adversely impacted by the loss of subscription revenue. Subscribers may cancel their subscriptions to our services for many reasons, including a perception that they do not use the services sufficiently or that the service does not provide enough value, a lack of attractive or exclusive content generally or as compared with competitive service offerings, or because customer service issues are not satisfactorily resolved. Revenue from our SuperPass subscription service has declined in recent periods due in part to our focus on other products and services we offer, and we expect this trend to continue. For the subscription services we offer, we must continue to obtain compelling digital media content for our video and games services in order to maintain and increase usage and overall customer satisfaction for these products. Our operating results may be negatively impacted if we cannot obtain content for our subscription services on commercially reasonable terms.

Government regulation of the Internet is evolving, and unfavorable developments could have an adverse affect on our operating results.

We are subject to regulations and laws specific to the marketing, sale and delivery of goods and services over the Internet. These laws and regulations cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply or will be enforced with respect to the Internet. Moreover, as Internet commerce continues to evolve, increasing regulation and/or enforcement efforts by federal, state and foreign agencies becomes more likely. The adoption of any laws or regulations or the imposition of other legal requirements that adversely affect our ability to market, sell, and deliver our products and services could decrease demand for our service offerings, resulting in lower revenue. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs or other costs of doing business and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

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

On March 31, 2010, we completed the restructuring transactions of our digital audio music service joint venture, Rhapsody America LLC (Rhapsody). As a result of the restructuring, we no longer have operational control over Rhapsody and Rhapsody’s operating performance is no longer consolidated with our condensed consolidated financial statements. We believe the restructuring will provide Rhapsody with the financial, intellectual property and other key assets, and the operational flexibility to compete more effectively in the digital music market. Rhapsody’s inability to operate and compete effectively as an independent company could adversely impact its financial condition and results of operations, which in turn would materially impact our reported net income (loss) in future periods. In addition, Rhapsody has generated losses since its inception, and the new structure may not alter this trend. If Rhapsody continues to incur losses, or if it otherwise experiences a significant decline in its business, we may incur a loss on our investment, which would have a material adverse effect on our financial condition and results of operations.

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

Our success depends on the continued employment of certain executive officers and key employees. In January 2010, Rob Glaser, our founder and the only Chief Executive Officer in our history, resigned as Chief Executive Officer, but remained the Chairman of our Board of Directors. In March 2011, Robert Kimball resigned as Chief Executive Officer and Michael Lunsford was appointed as Interim Chief Executive Officer while the Board of Directors conducts a search for a new Chief Executive Officer. We are experiencing our second transition at the Chief Executive Officer level in a little over one year and will face another transition when a new Chief Executive Officer is hired. We cannot provide assurance that we will effectively manage these transitions, which may impact our ability to retain our remaining key executive officers and which could harm our business and operations to the extent there is customer or employee uncertainty arising from these transitions.

Our success is also dependent upon our ability to identify, attract and retain highly skilled management, technical, and sales personnel, both in our domestic operations and as we expand internationally. Qualified individuals are in high demand and competition for such qualified personnel in our industry, particularly engineering talent, is intense, and we may incur significant costs to attract or retain them. Our ability to attract and retain personnel may also be made more difficult by the uncertainty created by the recent resignations of our Chief Executive Officers. There can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth.

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

From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. Currently, we are investigating or litigating a variety of such pending claims, some of which are described in “Note 15. Commitments and Contingencies” to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Our international operations involve risks inherent in doing business globally, including difficulties in managing operations due to distance, language, and cultural differences, local economic conditions, different or conflicting laws and regulations, taxes, and exchange rate fluctuations. The functional currency of our foreign subsidiaries is the local currency of the country in which each subsidiary operates. We translate our subsidiaries’ revenues into U.S. dollars in our financial statements, and continued volatility in foreign exchange rates, particularly if the U.S. dollar strengthens against the euro or the Korean won, may result in lower reported revenue or net assets in future periods. Our foreign currency exchange risk management program reduces, but does not eliminate, the impact of currency exchange rate movements. If we do not effectively manage any of the risks inherent in running our international businesses, our operating results and financial condition could be harmed.

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

Our Chairman of the Board beneficially owns more than 38% of our stock, which gives him significant control over certain major decisions on which our shareholders may vote or may discourage an acquisition of us.

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

At our 2010 annual meeting of shareholders, Mr. Glaser withheld votes of his shares of our common stock with respect to the election of four of our directors, including three of our incumbent directors and Robert Kimball, our former President and Chief Executive Officer. Although these four directors were re-elected, none of them received approval of a majority of the votes cast. The stock ownership of Mr. Glaser and his affiliates may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of RealNetworks, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

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

In addition, Mr. Glaser has special rights under our articles of incorporation to appoint or remove members of the strategic transaction committee at his discretion that could make it more difficult for RealNetworks to be sold or to complete another change of control transaction without Mr. Glaser’s consent. RealNetworks has also entered into an agreement providing Mr. Glaser with certain contractual rights relating to the enforcement of our charter documents and Mr. Glaser’s roles and authority within RealNetworks. These rights and his role as Chairman of the Board of Directors, together with Mr. Glaser’s significant beneficial ownership, create unique potential for concentrated influence of Mr. Glaser over potentially material transactions involving RealNetworks and decisions regarding the future strategy and leadership of RealNetworks.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3.	Default Upon Senior Securities

None

Item 4.	Removed and Reserved

Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

10.1†	Separation Agreement and Release between RealNetworks, Inc. and Robert Kimball dated March 28, 2011

31.1	Certification of Michael Lunsford, Interim Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael Lunsford, Interim Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive compensation plan or agreement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2011.

REALNETWORKS, INC.

By:	/S/ MICHAEL EGGERS
Michael Eggers
Title:	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1†	Separation Agreement and Release between RealNetworks, Inc. and Robert Kimball dated March 28, 2011

31.1	Certification of Michael Lunsford, Interim Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael Lunsford, Interim Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive compensation plan or agreement