Form 10-Q
period 2011-06-30
REALNETWORKS INC
filed 2011-08-09
CIK 1046327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of July 29, 2011 was 136,791,347.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$236,730	$236,018
Short-term investments	91,142	98,303
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	46,011	48,324
Deferred costs, current portion	9,882	9,173
Related party receivable – Rhapsody	527	351
Prepaid expenses and other current assets	24,845	30,441

Total current assets	409,137	422,610

Equipment, software, and leasehold improvements, at cost:
Equipment and software	146,744	144,623
Leasehold improvements	25,454	25,367

Total equipment, software, and leasehold improvements, at cost	172,198	169,990
Less accumulated depreciation and amortization	131,193	126,619

Net equipment, software, and leasehold improvements	41,005	43,371
Restricted cash equivalents and investments	10,141	10,000
Equity method investments	11,397	15,486
Available for sale securities	26,150	27,541
Other assets	3,064	3,316
Deferred costs, non-current portion	16,443	18,401
Deferred tax assets, net, non-current portion	12,943	12,805
Other intangible assets, net	9,837	6,952
Goodwill	6,502	4,960

Total assets	$546,619	$565,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,194	$30,413
Accrued and other liabilities	82,199	85,702
Deferred revenue, current portion	18,010	19,036
Accrued loss on excess office facilities, current portion	1,391	1,144

Total current liabilities	123,794	136,295
Deferred revenue, non-current portion	88	460
Accrued loss on excess office facilities, non-current portion	2,430	3,380
Deferred rent	3,032	3,514
Deferred tax liabilities, net, non-current portion	2,015	1,049
Other long-term liabilities	11,231	7,999

Total liabilities	142,590	152,697

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	0	0
Undesignated series: authorized 59,800 shares	0	0
Common stock, $0.001 par value authorized 1,000,000 shares; issued and outstanding 136,783 shares in 2011 and 136,083 shares in 2010	137	136
Additional paid-in capital	705,344	697,430
Accumulated other comprehensive loss	(30,018)	(32,543)
Retained deficit	(271,434)	(252,278)

Total shareholders’ equity	404,029	412,745

Total liabilities and shareholders’ equity	$546,619	$565,442

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue (A)	$83,752	$88,884	$171,053	$217,484
Cost of revenue (B)	30,666	29,149	62,732	78,308

Gross profit	53,086	59,735	108,321	139,176

Operating expenses:
Research and development	17,809	27,583	37,704	62,258
Sales and marketing	28,853	27,382	57,333	65,209
Advertising with related party	0	0	0	1,065
General and administrative	10,874	14,590	16,496	29,511
Restructuring and other charges	508	4,792	7,412	10,407
Loss (gain) on excess office facilities	(174)	7,082	(174)	7,082

Total operating expenses	57,870	81,429	118,771	175,532

Operating loss	(4,784)	(21,694)	(10,450)	(36,356)

Other income (expenses):
Interest income, net	311	551	690	931
Equity in net loss of Rhapsody and other equity method investments	(1,018)	(5,427)	(4,299)	(5,427)
Loss on sale of equity investments, net	0	(50)	0	(50)
Gain on deconsolidation of Rhapsody	0	0	0	10,929
Other income (expense), net	(311)	994	(433)	1,093

Total other income (expenses), net	(1,018)	(3,932)	(4,042)	7,476

Loss before income taxes	(5,802)	(25,626)	(14,492)	(28,880)
Income tax benefit (expense)	(1,047)	(281)	(4,662)	3,291

Net loss	(6,849)	(25,907)	(19,154)	(25,589)
Net loss attributable to noncontrolling interest in Rhapsody	—	—	—	2,910

Net loss attributable to common shareholders	$(6,849)	$(25,907)	$(19,154)	$(22,679)

Basic net income (loss) per share available to common shareholders	$(0.05)	$(0.19)	$(0.14)	$(0.14)
Diluted net income (loss) per share available to common shareholders	$(0.05)	$(0.19)	$(0.14)	$(0.14)
Shares used to compute basic net income (loss) per share available to common shareholders	136,539	135,277	136,266	135,209
Shares used to compute diluted net income (loss) per share available to common shareholders	136,539	135,277	136,266	135,209
Comprehensive income (loss):
Net loss	$(6,849)	$(25,907)	$(19,154)	$(25,589)
Unrealized holding gains (losses) on short-term and equity, investments net of income taxes	5,679	(3,160)	(1,387)	(1,609)
Foreign currency translation gains (losses)	1,357	(4,743)	3,910	(6,354)

Comprehensive income (loss)	187	(33,810)	(16,631)	(33,552)
Net loss attributable to noncontrolling interest in Rhapsody	0	0	0	2,910

Comprehensive income (loss) attributable to common shareholders	$187	$(33,810)	$(16,631)	$(30,642)

(A) Components of net revenue:
License fees	$16,817	$16,644	$35,232	$40,816
Service revenue	66,935	72,240	135,821	176,668

	$83,752	$88,884	$171,053	$217,484

(B) Components of cost of revenue:
License fees	$4,800	$5,668	$10,046	$13,217
Service revenue	25,866	23,481	52,686	65,091

	$30,666	$29,149	$62,732	$78,308

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(19,154)	$(25,589)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,116	13,973
Stock-based compensation	6,129	6,692
Loss (gain) on disposal of equipment, software, and leasehold improvements	85	(3)
Equity in net loss of Rhapsody and other investments	4,299	5,427
Loss on sale of equity investments, net	0	50
Excess tax benefit from stock option exercises	(57)	(18)
Gain on deconsolidation of Rhapsody	0	(10,929)
Accrued loss (gain) on excess office facilities	(174)	6,470
Deferred income taxes, net	(351)	(1,609)
Accrued restructuring and other charges	131	3,581
Other	62	22
Net change in certain operating assets and liabilities, net of acquisitions, disposals and deconsolidation of Rhapsody:
Trade accounts receivable	3,661	7,649
Prepaid expenses and other assets	7,837	(7,336)
Accounts payable	(10,593)	(2,417)
Accrued and other liabilities	(5,481)	(52,300)

Net cash used in operating activities	(5,490)	(56,337)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(3,134)	(9,507)
Purchases of short-term investments	(54,844)	(65,754)
Proceeds from sales and maturities of short-term investments	62,005	16,559
Decrease (increase) in restricted cash equivalents and investments, net	(141)	3,700
Payment in connection with the restructuring of Rhapsody	0	(18,000)
Payment of acquisition costs, net of cash acquired	(2,888)	0
Repayment of temporary funding upon deconsolidation of Rhapsody	0	5,869

Net cash provided by (used in) investing activities	998	(67,133)

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	1,610	1,272
Excess tax benefit from stock option exercises	57	18
Net proceeds from sales of interest in Rhapsody	0	1,213

Net cash provided by financing activities	1,667	2,503

Effect of exchange rate changes on cash and cash equivalents	3,537	92

Net increase (decrease) in cash and cash equivalents	712	(120,875)
Cash and cash equivalents, beginning of period	236,018	277,030

Cash and cash equivalents, end of period	$236,730	$156,155

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$3,534	$131
Cash paid for income taxes	$3,459	$1,818

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quarters and Six Months Ended June 30, 2011 and 2010

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

On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody and Rhapsody’s financial position and operating results were consolidated into RealNetworks’ financial statements prior to March 31, 2010. MTVN’s proportionate share of income (loss) was included in noncontrolling interest in Rhapsody in the unaudited condensed consolidated statements of operations and comprehensive income (loss). MTVN’s proportionate share of equity was included in noncontrolling interest in Rhapsody in the unaudited condensed consolidated balance sheets. On March 31, 2010, the Company and MTVN restructured Rhapsody, and RealNetworks held approximately 47% of the outstanding shares of capital stock of Rhapsody after the restructuring. RealNetworks continues to own approximately 47% of the outstanding shares of capital stock as of June 30, 2011. Since March 31, 2010, RealNetworks has not held a controlling interest in Rhapsody and therefore, the Company has treated its ownership interest in Rhapsody as an equity method investment. Rhapsody’s financial position as of March 31, 2010 and its operating results beginning April 1, 2010 are no longer consolidated with RealNetworks’ consolidated financial statements.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2011. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

In the Company’s direct to consumer business, the Company derives revenue through (1) subscriptions of SuperPass within the Company’s Core Products segment and subscriptions sold by the Company’s Games segment, (2) sales of content downloads, software and licenses offered by the Company’s Core Products, Emerging Products and Games segments and (3) the sale of advertising and the distribution of third-party products on its websites and in its games. Prior to April 1, 2010, the Company’s direct to consumer business also included the products and services primarily sold by the Company’s Rhapsody joint venture and included in the Company’s Music segment. Beginning on April 1, 2010, revenue from the Company’s Rhapsody joint venture is no longer consolidated within the Company’s financial statements. The Company now reports its share of Rhapsody’s net income or losses as “Equity in net loss of Rhapsody and other equity method investments.”

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

Note 2. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, to be implemented by the Company in future periods as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance to the Company.

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

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules, and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock for the related expected term and the implied volatility of its traded options. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected term of the stock options. Notwithstanding the special dividend described in Note 19, dividend yield is estimated at zero because the Company does not anticipate paying regular dividends in the foreseeable future.

The fair value of options granted was determined using the Black-Scholes model and the following weighted-average assumptions:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.57%	1.65%	1.73%	1.91%
Expected life (years)	4.0	4.0	4.0	4.0
Volatility	54%	62%	54%	62%

Recognized stock-based compensation expense is as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$234	$228	$522	$459
Research and development	306	693	803	2,290
Sales and marketing	994	811	1,928	1,807
General and administrative	1,152	1,039	2,040	2,136
Restructuring and other charges	(10)	0	836	0

Total stock-based compensation expense	$2,676	$2,771	$6,129	$6,692

No stock-based compensation was capitalized as part of the cost of an asset during the quarters or six month periods ended June 30, 2011 or 2010. As of June 30, 2011, $14.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options, is expected to be recognized over a weighted-average period of 2.9 years.

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

As part of the March 31, 2010 restructuring, RealNetworks contributed $18.0 million in cash, the Rhapsody brand and certain other assets, including content licenses, in exchange for shares of convertible preferred stock of Rhapsody, carrying a $10.0 million preference upon certain liquidation events. RealNetworks’ cash contribution included the repurchase of the international radio business that was previously contributed to Rhapsody by RealNetworks. MTVN contributed a $33.0 million advertising commitment in exchange for shares of common stock of Rhapsody, and MTVN’s previous obligation to provide advertising of approximately $111 million as of December 31, 2009 was cancelled. In addition, the put and call rights held by RealNetworks and MTVN and MTVN’s rights to receive a preferred return in connection with the exercise of RealNetworks’ put right were terminated. RealNetworks is also providing certain operational transition services to Rhapsody. These transition services are expected to be completed in the first half of 2012. Rhapsody is governed by a board of directors with two directors appointed by each of the Company and MTVN and one independent director appointed by mutual agreement of the Company and MTVN.

Effective March 31, 2010, RealNetworks no longer has a controlling interest in Rhapsody and therefore, the operating results of Rhapsody are accounted for under the equity method of accounting for investments, and the Company’s proportionate share of the income or loss is recognized as a component of “Other income (expenses), net” in the Company’s condensed consolidated statements of operations in periods subsequent to March 31, 2010. As a result of the deconsolidation of Rhapsody’s operations from the Company’s financial statements, the Company no longer records any operating results for its Music segment for periods subsequent to March 31, 2010. The removal of these assets and liabilities and the creation of the initial equity method investment resulted in a one-time net gain of $10.9 million recorded in “Other income (expenses), net” in the Company’s unaudited condensed consolidated statements of operations for the quarter ended March 31, 2010, at which time the Company determined the fair value of its retained interest of approximately 47% to be approximately $29.7 million as of March 31, 2010. The Company recorded its share of losses in the operations of Rhapsody of approximately $1.0 million and $4.3 million for the quarter and six months ended June 30, 2011, respectively, and $5.4 million for the quarter and six months ended June 30, 2010. These losses reduced the carrying value of the investment to approximately $11.2 million as of June 30, 2011.

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

Noncontrolling interest rollforward

Activity in noncontrolling interest and equity attributable to common shareholders is as follows (in thousands):

	Noncontrolling interest	Total Equity
Balances, December 31, 2009	$7,253	$375,811
Net loss	0	(25,589)
Net loss attributable to noncontrolling interest in Rhapsody	(2,910)	2,910
Contribution and other transactions with owners	616	619
Reversal of MTVN’s accretion equity interest in Rhapsody	(6,736)	6,736
Reversal of MTVN’s preferred return in Rhapsody	(3,700)	3,700
Deconsolidation	5,477	0
Unrealized holding losses on short-term and equity investments, net of taxes	0	(1,609)
Foreign currency translation losses	0	(6,354)
Stock-based transactions and compensation expense, net of taxes	0	7,861

Balances, June 30, 2010	$0	$364,085

Summarized financial information for Rhapsody for the period accounted for under the equity method (in thousands):

	Quarter Ended June 30, 2011	Six Months Ended June 30, 2011
Statements of Operations Data:
Net revenue	$30,985	$63,472
Gross profit	9,793	19,238
Net loss	(2,165)	(9,146)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets that have been measured at fair value on a recurring basis as of June 30, 2011, and December 31, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of June 30, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$31,075	$31,075	$0	$0
Corporate notes and bonds	126,398	126,398	0	0
U.S. government agency securities	4,200	4,200	0	0
Short-term investments:
Corporate notes and bonds	52,564	52,564	0	0
U.S. government agency securities	38,578	38,578	0	0
Restricted cash equivalents and investments	10,141	10,141	0	0
Available for sale securities:
Publicly traded investments	26,150	26,150	0	0

Total	$289,106	$289,106	$0	$0

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$44,348	$44,348	$0	$0
Corporate notes and bonds	120,984	120,984	0	0
U.S. Government agency securities	3,700	3,700	0	0
Short-term investments:
Corporate notes and bonds	76,157	76,157	0	0
U.S. government agency securities	22,146	22,146	0	0
Restricted cash equivalents and investments	10,000	10,000	0	0
Available for sale securities:
Publicly traded investments	27,541	27,541	0	0

Total	$304,876	$304,876	$0	$0

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

Note 6. Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of June 30, 2011, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$75,057	$0	$0	$75,057
Money market mutual funds	31,075	0	0	31,075
Corporate notes and bonds	126,398	0	0	126,398
U.S. government agency securities	4,200	0	0	4,200

Total cash and cash equivalents	236,730	0	0	236,730

Short-term investments:
Corporate notes and bonds	52,411	163	(10)	52,564
U.S. government agency securities	38,506	80	(8)	38,578

Total short-term investments	90,917	243	(18)	91,142

Total cash, cash equivalents and short-term investments	$327,647	$243	$(18)	$327,872

Restricted cash equivalents and investments	$10,141	$0	$0	$10,141

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2010 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$66,986	$0	$0	$66,986
Money market mutual funds	44,348	0	0	44,348
Corporate notes and bonds	120,984	0	0	120,984
U.S. government agency securities	3,700	0	0	3,700

Total cash and cash equivalents	236,018	0	0	236,018

Short-term investments:
Corporate notes and bonds	75,962	221	(26)	76,157
U.S. government agency securities	22,126	23	(3)	22,146

Total short-term investments	98,088	244	(29)	98,303

Total cash, cash equivalents and short-term investments	$334,106	$244	$(29)	$334,321

Restricted cash equivalents and investments	$10,000	$0	$0	$10,000

At June 30, 2011, and December 31, 2010, restricted cash equivalents and investments represent cash equivalents and short-term investments pledged as collateral against a letter of credit for a total of $10.1 million in connection with lease agreements.

Realized gains or losses on sales of available-for-sale securities for the quarters and six month period ended June 30, 2011 and 2010, were not significant.

Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The contractual maturities of short-term investments at June 30, 2011, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Within one year	$38,860	$38,915
Between one year and five years	52,057	52,227

Total short-term investments	$90,917	$91,142

Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns

Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2010	$1,529	$1,039
Additional charged to expenses	271	489
Amounts written off	(337)	(485)

Balances, June 30, 2011	$1,463	$1,043

No customers accounted for 10% or more of trade accounts receivable as of June 30, 2011. As of December 31, 2010, one customer accounted for 15% of trade accounts receivable. No one customer accounted for more than 10% of total revenue during the quarters and six months ended June 30, 2011 and 2010.

Note 8. Available for Sale Securities

As of June 30, 2011 and December 31, 2010, the carrying value of the Company’s equity investments in publicly traded companies consisted primarily of J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These equity investments are accounted for as available for sale. Although the carrying value of the available for sale securities was $26.2 million at June 30, 2011, there can be no assurance that any gain can be realized through the disposition of these shares.

Summary of available for sale securities is as follows (in thousands):

	June 30, 2011		December 31, 2010
	Cost	Carrying Value	Cost	Carrying Value
Available for sale securities	$10,765	$26,150	$10,765	$27,541

Note 9. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net
Customer relationships	$31,610	$25,381	$6,229
Developed technology	29,870	26,485	3,385
Patents, trademarks and tradenames	5,495	5,434	61
Service contracts and other	6,339	6,177	162

Total other intangible assets, June 30, 2011	$73,314	$63,477	$9,837

Total other intangible assets, December 31, 2010	$66,831	$59,879	$6,952

Amortization expense related to other intangible assets during the quarter and six months ended June 30, 2011 was $1.1 million and $1.8 million, respectively. Amortization expense related to other intangible assets during the quarter and six months ended June 30, 2010 was $1.2 million and $2.5 million, respectively.

As of June 30, 2011, estimated future amortization of other intangible assets is as follows (in thousands):

2011 (remaining six months)	$2,316
2012	4,183
2013	2,582
2014	418
2015	338

Total	$9,837

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairment to long-lived assets during the quarter or six months ended June 30, 2011 or 2010.

Note 10. Goodwill

Changes in goodwill are as follows (in thousands):

Balances, December 31, 2010	$4,960
Increases from acquisitions	1,385
Effects of foreign currency translation	157

Balances, June 30, 2011	$6,502

Goodwill is assigned to the Company’s segments as follows (in thousands):

	June 30, 2011	December 31, 2010
Core products	$805	$0
Emerging products	580	0
Games	5,117	4,960

Total goodwill	$6,502	$4,960

In accordance with ASC 350 Intangibles – Goodwill and Other, goodwill is required to be tested for impairment annually and also if there is an event or change in conditions that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual goodwill impairment test during its fiscal fourth quarter. No impairments were recognized in the quarter or six months ended June 30, 2011.

Note 11. Accrued and Other Liabilities

Accrued and other liabilities consist of (in thousands):

	June 30, 2011	December 31, 2010
Royalties and other fulfillment costs	$30,228	$30,190
Employee compensation, commissions and benefits	14,325	19,353
Sales, VAT and other taxes payable	13,139	13,104
Deferred tax liabilities - current	12,248	12,162
Other	12,259	10,893

Total accrued and other liabilities	$82,199	$85,702

Note 12. Restructuring and Other Charges

Restructuring and other charges consist of costs associated with the realignment and reorganization of the Company’s operations and primarily include separation costs for employees, including severance, and other benefits. Included in restructuring and other costs for the six-month period ended June 30, 2011 are separation costs of approximately $2.8 million related to the resignation of the Company’s Chief Executive Officer, of which approximately $2.0 million was severance and $0.8 million was non-cash charges related to accelerated vesting of stock options.

A summary of activity for accrued restructuring and other charges is as follows (in thousands):

Accrued restructuring and other charges, December 31, 2010	$652
Plus additional restructuring and other charges	7,412
Less non-cash stock-based compensation charges included in restructuring and other charges	(836)
Less amounts paid	(6,947)

Accrued restructuring and other charges, June 30, 2011	$281

Note 13. Loss on Excess Office Facilities

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

A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2010	$4,524
Less amounts paid, net of sublease income	(529)
Current period accrued sublease income estimate revision	(174)

Accrued loss on excess office facilities, June 30, 2011	3,821
Less current portion	(1,391)

Accrued loss on excess office facilities, non-current portion	$2,430

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

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) available to common shareholders:
Net income (loss) attributable to common shareholders	$(6,849)	$(25,907)	$(19,154)	$(22,679)
Less termination of MTVN’s preferred return in Rhapsody	0	0	0	3,700

Net income (loss) available to common shareholders	$(6,849)	$(25,907)	$(19,154)	$(18,979)

Shares used to compute diluted net income (loss) per share available to common shareholders:
Weighted average common shares outstanding used to compute basic net income (loss) per share available to common shareholders	136,539	135,277	136,266	135,209
Dilutive stock options and restricted stock	0	0	0	0

Shares used to compute diluted net income (loss) per share available to common shareholders	136,539	135,277	136,266	135,209

Basic net income (loss) per share available to common shareholders	$(0.05)	$(0.19)	$(0.14)	$(0.14)
Diluted net income (loss) per share available to common shareholders	$(0.05)	$(0.19)	$(0.14)	$(0.14)

During the quarter and six months ended June 30, 2011, 16.1 million and 16.5 million shares of common stock, respectively, potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect. During the quarter and six months ended June 30, 2010, 18.4 million and 18.6 million shares of common stock, respectively, potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect.

Note 15. Commitments and Contingencies

Borrowing Arrangements. The Company’s subsidiary, WiderThan, uses electronic promissory notes issued by a Korean domestic bank with an aggregate line of credit of up to $2.3 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets. In general, the term of the arrangement is one year, with renewal in April of each year. The arrangement may be renewed in writing by mutual agreement between WiderThan and the bank. WiderThan is not subject to any financial or other restrictive covenants under the terms of this arrangement. As of June 30, 2011, WiderThan had $0.8 million outstanding on this promissory note and other guarantees.

Litigation. On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including the Company’s partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. The Company agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that is claimed to be owed by the Company. On August 27, 2007, the Company’s motion to transfer this matter to the U.S. District Court for the District of New Jersey was granted. The parties briefed claim construction, but the case was subsequently stayed pending reexamination of the patents at issue. On December 10, 2009, the U.S. Patent and Trademark Office issued notice of its intent to issue reexamination certificates for the patents in suit. The Court lifted the stay on the litigation on January 29, 2010 and discovery has resumed. The Company disputes the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against the Company’s partners. The Company is unable to provide meaningful quantification of how the final resolution of this litigation may impact its future consolidated financial position or results of operations.

The Company has also been involved in a proceeding in the U.S. District Court for the Southern District of New York to determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the district court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP and subsequently issued additional rulings. After working with ASCAP to make a final determination of amounts due under the court’s rulings, the Company reached a partial agreement with ASCAP on January 12, 2009. The Company believes it has sufficiently accrued for expected royalties under the agreement, but the Company appealed some aspects of the court’s rulings that underlie the agreement, arguing that the district court had adopted an improper formula for establishing royalty rates. ASCAP also appealed the district court’s ruling, arguing that the district court should have ruled that all transmissions of content downloads constituted public performances. On September 28, 2010, the U.S. Court of Appeals for the Second Circuit issued an opinion substantially ruling in favor of each of the Company’s positions that were on appeal. On the public performance issue, the Second Circuit ruled that delivering a download is neither a “performance” nor “public,” and therefore ASCAP is not entitled to any royalties for such downloads. The Second Circuit agreed with the Company that the formula adopted by the District Court for establishing royalties was unreasonable and unsupported, and directed the District Court to establish new rates that reflect the “varying nature and scope” of the Company’s music use. These rates are relevant to the Company’s operation of the Rhapsody music business prior to the completion of its restructuring at the end of the first quarter of 2010. The rates are also relevant to the ongoing business of Rhapsody in which the Company continues to hold an approximate 47% interest. The case has been remanded to the District Court in order to establish a new formula. Based on information currently known to management, the Company believes that the ultimate outcome of this proceeding will not have a material effect on the Company’s financial position or results from operations.

From time to time the Company is, and expects to continue to be, subject to legal proceedings, governmental investigations, and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company is not aware of any other legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against actual or potential third-party claims. In addition, given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to the Company. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

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

Segment operating income (loss) for the quarters and six months ended June 30, 2011 and 2010, are as follows (in thousands):

Core Products

	Quarters Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$45,735	$51,742	$(6,007)	(12)%	$93,842	$102,945	$(9,103)	(9)%
Cost of revenue	19,353	18,085	1,268	7	40,337	35,824	4,513	13

Gross profit	26,382	33,657	(7,275)	(22)	53,505	67,121	(13,616)	(20)
Operating expenses	19,174	22,508	(3,334)	(15)	38,560	46,594	(8,034)	(17)

Operating income (loss)	$7,208	$11,149	$(3,941)	(35)%	$14,945	$20,527	$(5,582)	(27)%

Emerging Products

	Quarters Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$12,717	$8,997	$3,720	41%	$23,852	$20,425	$3,427	17%
Cost of revenue	2,978	3,404	(426)	(13)	4,518	4,868	(350)	(7)

Gross profit	9,739	5,593	4,146	74	19,334	15,557	3,777	24
Operating expenses	9,369	7,602	1,767	23	19,260	14,635	4,625	32

Operating income (loss)	$370	$(2,009)	$2,379	(118)%	$74	$922	$(848)	(92)%

Games

	Quarters Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$25,300	$28,145	$(2,845)	(10)%	$53,359	$58,381	$(5,022)	(9)%
Cost of revenue	8,040	7,228	812	11	16,574	14,931	1,643	11

Gross profit	17,260	20,917	(3,657)	(17)	36,785	43,450	(6,665)	(15)
Operating expenses	15,211	20,832	(5,621)	(27)	32,025	43,603	(11,578)	(27)

Operating income (loss)	$2,049	$85	$1,964	NM	$4,760	$(153)	$4,913	NM

Music

	Quarters Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$0	$0	$0	0%	$0	$35,733	$(35,733)	(100)%
Cost of revenue	0	0	0	0	0	21,864	(21,864)	(100)

Gross profit	0	0	0	0	0	13,869	(13,869)	(100)
Operating expenses	0	0	0	0	0	13,911	(13,911)	(100)

Operating income (loss)	$0	$0	$0	0%	$0	$(42)	$42	(100)%

Corporate
	Quarters Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cost of revenue	$295	$432	$(137)	(32)%	$1,303	$821	$482	59%
Operating expenses	14,116	30,487	(16,371)	(54)	28,926	56,789	(27,863)	(49)

Operating income (loss)	$(14,411)	$(30,919)	$16,508	(53)%	$(30,229)	$(57,610)	$27,381	(48)%

The Company’s customers consist primarily of consumers and corporations located in the U.S., Europe and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$41,984	$48,351	$86,453	$132,901
Europe	19,024	19,316	37,984	41,798
Rest of the world	22,744	21,217	46,616	42,785

Total net revenue	$83,752	$88,884	$171,053	$217,484

Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	June 30, 2011	December 31, 2010
United States	$42,373	$43,655
Republic of Korea	5,335	5,659
Europe	3,184	3,069
Rest of the world	6,452	2,900

Total long-lived assets	$57,344	$55,283

Net assets including minority interest by geographic location are as follows (in thousands):

	June 30, 2011	December 31, 2010
United States	$338,775	$352,341
Republic of Korea	4,236	12,374
Europe	42,011	33,029
Rest of the world	19,007	15,001

Total net assets	$404,029	$412,745

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

Following the restructuring transactions, the Company is obligated to provide Rhapsody with a reduced amount of support services. These support services are expected to be completed in the first half of 2012 unless earlier terminated by Rhapsody. The support services include information technology and limited operational support provided directly to Rhapsody. The amount charged for these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spend on providing services to Rhapsody. RealNetworks allocates the cost of providing these support services and records such allocation as a reduction to the related expense in the period for which it was incurred. During the quarter and six months ended June 30, 2011 the Company charged Rhapsody $0.9 million and $1.8 million, respectively, for the support services. At June 30, 2011, the Related Party Receivable – Rhapsody of $0.5 million included these charges.

Transactions with LoEn Entertainment, Inc. During the fourth quarter of 2008, the Company paid $9.9 million to acquire approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). The Company paid market price for approximately 2.8 million common shares of LoEn which are traded on the Korean Securities Dealers Automated Quotations. The Company’s investment in LoEn is treated as an available for sale investment of a public company and is marked-to-market each period with resulting gains/losses recognized in equity as unrealized holding gains/losses on investment. During the quarters ended June 30, 2011 and 2010, the Company recorded revenue from LoEn of approximately $4.5 million and $3.7 million, respectively. During the six month periods ended June 30, 2011 and 2010, the Company recorded revenue from LoEn of approximately $8.6 million and $7.4 million, respectively. This revenue consisted primarily of sales of application service provider services, which includes sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, the Company also recorded accounts receivable of approximately $2.3 million as of June 30, 2011. Accounts payable and cost of revenue balances associated with LoEn as of and for the quarters and six month periods ended June 30, 2011 and 2010, were nominal.

Note 18. Income Taxes

As of June 30, 2011, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 15 to the Company’s audited financial statements included in the Company’s 2010 Annual Report on Form 10-K. The Company

currently anticipates the closure of foreign income tax examinations in the next twelve months that may reduce total unrecognized tax benefits by an amount up to $9.3 million as a result of the successful defense of the Company’s positions, the settlement and payment of a liability, or a combination thereof.

The Company has not provided for U.S. deferred income taxes or withholding taxes on certain non-U.S. subsidiaries’ undistributed earnings. These earnings are intended to be permanently reinvested in operations outside of the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the availability of foreign tax credits and the complexity of the computation if such earnings were not deemed to be permanently reinvested. However, as the Company currently has significant net operating losses and other tax attributes that could be used to offset the potential U.S. income tax that could result if these amounts were distributed to the U.S., the Company does not anticipate a material U.S. tax impact on such earnings as of June 30, 2011.

The Company files numerous consolidated and separate income tax returns in the United States including federal, state and local, as well as foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for tax years before 2006 or state, local, or foreign income tax examinations for years before 1993. RealNetworks, Inc. and/or subsidiaries are under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993.

Note 19. Subsequent Event

On July 27, 2011, the Company’s Board of Directors approved the payment of a special cash dividend of $1.00 per common share and a one-for-four reverse stock split of the Company’s common stock, as follows:

Special Dividend: The Board of Directors declared a special dividend of $1.00 per share of its common stock, payable on August 23, 2011, to holders of record as of the close of business August 9, 2011. The aggregate amount of the special cash dividend will be approximately $136.8 million.

Reverse Stock Split: The Board of Directors authorized a one-for-four reverse stock split of the Company’s common stock, which is expected to become effective at the close of business on August 30, 2011. When the reverse stock split becomes effective, every four shares of issued and outstanding common stock will be automatically combined into one issued and outstanding share of common stock without any change in the par value per share. This will reduce the number of outstanding shares of common stock from approximately 136.8 million shares to approximately 34.2 million shares. Shareholders will be entitled to receive a cash payment in lieu of any fractional shares of common stock they would otherwise be entitled to receive as a result of the reverse stock split.

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

•

our expected introduction of new and enhanced products, services and technologies across our businesses, including Unifi, a personal media cloud service we launched with one of our mobile-carrier customers in the latter part of the quarter ended June 30, 2011;

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

We are primarily focused on the following three businesses: (1) our software as a service (SaaS) offerings; (2) our RealPlayer media player software and related businesses; and (3) our casual games business. Our major business initiatives include the continued development of our converged media platform, from which we deliver some of our SaaS services and which we intend to utilize increasingly in that business in the future; the development of social media capability within our games segment; and the development of Unifi, a personal cloud-media-management product that we introduced through one of our mobile-carrier customers in the second quarter of 2011 and expect to distribute through other mobile carriers and directly to consumers.

As of the quarter ended September 30, 2010, we report our results in the following reporting segments: (1) Core Products, (2) Emerging Products and (3) Games. We present financial results from our former Music segment on a historical basis only. The Music segment primarily included the financial results and operating performance of our Rhapsody joint venture, which was restructured as of March 31, 2010. In addition, we report common overhead expenses and stock compensation costs in the aggregate as corporate expenses and, therefore, these expenses are not reflected in the financial and operating results of our business segments. The historical financial information presented in this report has been adjusted to reflect the new segments and the new corporate expense presentation.

During 2010 and continuing into the first part of 2011, we implemented a significant restructuring of our business, which impacted our year-over-year results for the quarter and six months ended June 30, 2011. As part of these activities we restructured our Rhapsody joint venture, and as of March 31, 2010, no longer consolidate its results in our financial statements. We also implemented other significant internal restructuring measures, including reductions in personnel and facilities and the discontinuance or de-emphasis of certain unprofitable products and service offerings, while continuing to invest in our major business initiatives described above.

Condensed consolidated results of operations for the quarter and six month periods ended June 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarters Ended June 30, 2011				Six Months Ended June 30, 2011
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue
Core Products	$45,735	$51,742	$(6,007)	(12)%	$93,842	$102,945	$(9,103)	(9)%
Emerging Products	12,717	8,997	3,720	41	23,852	20,425	3,427	17
Games	25,300	28,145	(2,845)	(10)	53,359	58,381	(5,022)	(9)
Music	0	0	0	0	0	35,733	(35,733)	(100)

Total revenue	83,752	88,884	(5,132)	(6)	171,053	217,484	(46,431)	(21)
Cost of revenue	30,666	29,149	1,517	5	62,732	78,308	(15,576)	(20)

Gross profit	53,086	59,735	(6,649)	(11)	108,321	139,176	(30,855)	(22)
Gross margin	63%	67%			63%	64%
Operating expenses	57,870	81,429	(23,559)	(29)	118,771	175,532	(56,761)	(32)

Operating loss	$(4,784)	$(21,694)	$16,910	(78)%	$(10,450)	$(36,356)	$25,906	(71)%

In the quarter ended June 30, 2011, our total consolidated revenue declined by $5.1 million, compared with the year-earlier period. The reduction in revenue largely resulted from reduced SaaS services and subscription revenue, mainly from SuperPass, within our Core Products segment and a decline in Games revenue. These declines were partially offset by an increase in revenue from our Emerging Products segment. We reduced operating expenses by $23.6 million in the quarter ended June 30, 2011, compared with the same period in 2010. The reduction in operating expenses was due principally to restructuring charges and loss on excess office facilities totaling $11.9 million in the quarter ended June 30, 2010. The majority of the remaining decrease in operating expenses was due to lower personnel and related costs.

In the six months ended June 30, 2011, our total consolidated revenue declined by $46.4 million, compared with the year-earlier period. The total reduction in revenue was largely a result of the deconsolidation of our Rhapsody joint venture as of March 31, 2010. We reduced operating expenses by $56.8 million in the six months ended June 30, 2011, compared with the same period in 2010, principally through reduced personnel expenses, lower Rhapsody costs, lower restructuring charges and losses on excess office facilities, and an insurance settlement reimbursement of $6.4 million related to previously settled litigation.

See “Segment Operating Results” below for more information and discussion regarding changes in the operating results for each of our reporting segments for the quarter and six months ended June 30, 2011.

Segment Operating Results

Core Products

The Core Products segment primarily generates revenue and incurs costs from the sales of SaaS services, such as ringback tones, inter-carrier messages, music on demand and video on demand; professional services and system integration services to carriers and mobile handset companies; sales of licenses of our software products such as Helix for handsets; and consumer subscriptions such as SuperPass and international radio subscriptions. Core Products segment results of operations for the quarter and six month ended June 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$45,735	$51,742	$(6,007)	(12)%	$93,842	$102,945	$(9,103)	(9)%
Cost of revenue	19,353	18,085	1,268	7	40,337	35,824	4,513	13

Gross profit	26,382	33,657	(7,275)	(22)	53,505	67,121	(13,616)	(20)
Gross margin	58%	65%			57%	65%
Operating expenses	19,174	22,508	(3,334)	(15)	38,560	46,594	(8,034)	(17)

Operating income (loss)	$7,208	$11,149	$(3,941)	(35)%	$14,945	$20,527	$(5,582)	(27)%

Total Core Products revenue decreased by $6.0 million in the quarter ended June 30, 2011, compared with the year-earlier period, primarily due to reduced service revenue from our SaaS offerings of $2.2 million. The decline in SaaS revenue during the quarter was mainly due to lower intercarrier messaging contract prices, resulting in a decline of $1.8 million. In addition, subscription revenue, mainly from SuperPass, declined by $2.0 million, compared with the same period in 2010 resulting primarily from a decline in the number of subscribers. Further contributing to the decrease was a decline of $1.2 million in technology license sales.

Total Core Products revenue decreased by $9.1 million in the six months ended June 30, 2011, compared with the year-earlier period, primarily due to reduced service revenue from our SaaS offerings of $5.3 million. The decline in SaaS revenue was mainly due to lower intercarrier messaging contract prices, resulting in a decline of $4.2 million. In addition, subscription revenue, mainly from SuperPass, declined by $2.0 million during the six months ended June 30, 2011, compared with the same period in 2010 due primarily to a decline in the number of subscribers.

Cost of revenue increased by $1.3 million and $4.5 million in the quarter and six months ended June 30, 2011, respectively, compared with the year-earlier periods principally due to increased costs associated with personnel working on the delivery of our SaaS services to an expanded customer base. Gross margins declined for the quarter and six months ended June 30, 2011, mainly due to declines in intercarrier messaging revenue and SuperPass revenue, which are higher margin services.

Operating expenses declined by $3.3 million and $8.0 million in the quarter and six months ended June 30, 2011, respectively, compared with the year-earlier periods, primarily due to reductions in personnel and related costs which resulted from our restructuring efforts.

Emerging Products

The Emerging Products segment primarily generates revenue and incurs costs from sales of RealPlayer and its related products, such as the distribution of third-party software products, advertising on RealPlayer websites, and sales of RealPlayerPlus software licenses to consumers. Also included within the Emerging Products segment is the cost to build and develop new product offerings for consumers and business customers, including Unifi. Emerging Products segment results of operations for the quarter and six months ended June 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$12,717	$8,997	$3,720	41%	$23,852	$20,425	$3,427	17%
Cost of revenue	2,978	3,404	(426)	(13)	4,518	4,868	(350)	(7)

Gross profit	9,739	5,593	4,146	74	19,334	15,557	3,777	24
Gross margin	77%	62%			81%	76%
Operating expenses	9,369	7,602	1,767	23	19,260	14,635	4,625	32

Operating income (loss)	$370	$(2,009)	$2,379	(118)%	$74	$922	$(848)	(92)%

Total Emerging Products revenue increased by $3.7 million in the quarter ended June 30, 2011, compared with the year-earlier period. Higher unit sales of our RealPlayer Plus software and higher distribution of third-party software products contributed approximately $1.3 million and $2.3 million, respectively, to the increase during the period. These increases were primarily attributable to our continued development of RealPlayer, specifically including our marketing efforts to optimize order paths and the distribution of third-party software.

Total Emerging Products revenue increased by $3.4 million in the six months ended June 30, 2011, compared with the year-earlier period. Higher unit sales of our RealPlayer Plus software and higher distribution of third-party software products contributed approximately $2.3 million and $1.4 million, respectively, to the increase during the period. Gross margins increased for the quarter and six months ended June 30, 2011, mainly due to an increase in sales of RealPlayer Plus and distribution of third-party products which have higher margins. In addition, for the quarter ended June 30, 2010, there was a one-time expense for the rights to use certain technologies within our RealPlayer software in the amount of $1.5 million.

Operating expenses increased by $1.8 million and $4.6 million in the quarter and six months ended June 30, 2011, respectively, compared with the year-earlier periods primarily due to increased marketing expense to drive the distribution of RealPlayer and related third-party software as well as continued development of Unifi. We have increased expenses associated with the development of Unifi and decreased expenses in other areas following our restructuring efforts.

Games

The Games segment primarily generates revenue and incurs costs from the creation, distribution and sales of games licenses, online games subscription services, advertising on game sites and social network sites, games syndication services, microtransactions from online and social games, and sales of mobile games. Games segment results of operations for the quarter and six months ended June 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$25,300	$28,145	$(2,845)	(10)%	$53,359	$58,381	$(5,022)	(9)%
Cost of revenue	8,040	7,228	812	11	16,574	14,931	1,643	11

Gross profit	17,260	20,917	(3,657)	(17)	36,785	43,450	(6,665)	(15)
Gross margin	68%	74%			69%	74%
Operating expenses	15,211	20,832	(5,621)	(27)	32,025	43,603	(11,578)	(27)

Operating income (loss)	$2,049	$85	$1,964	2,311%	$4,760	$(153)	$4,913	2,311%

Total Games revenue decreased by $2.8 million in the quarter ended June 30, 2011, compared with the year-earlier period. Lower revenue from our subscription products and a decline in the distribution of third-party software contributed approximately $1.4 million and $1.0 million, respectively, to the decline during the period. The decline in subscription revenue was due to fewer subscribers compared with the year-earlier period. The decline in distribution of third party software was due to reduced traffic to our games properties.

Total Games revenue decreased by $5.0 million in the six months ended June 30, 2011, compared with the year-earlier period. The decline was due to lower revenue from our subscription products of $2.2 million as a result of fewer subscribers. In addition, distribution of third party software declined by $1.7 million due to reduced traffic to our games properties. Further contributing to the decline was lower license revenue of $1.3 million due to decreased unit sales of games.

Cost of revenue increased by $1.6 million in the six months ended June 30, 2011, compared with the year-earlier period. The increase was due to higher costs associated with personnel who distribute and deliver our games products and services. Gross margins decreased for the quarter and six months ended June 30, 2011, as a result of higher personnel costs associated with the distribution and delivery of games products and services. Further contributing to the decline in gross margins was a revenue mix towards games with higher royalties.

Operating expenses declined by $5.6 million and $11.6 million in the quarter and six months ended June 30, 2011, respectively, compared with the year-earlier period. The decreases were primarily due to reductions in personnel and related costs of approximately $2.5 million and $5.2 million in the quarter and six months ended June 30, 2011, respectively. In addition, depreciation expense, related to our Games technology platform, decreased $1.5 million and $2.9 million in the quarter and six months ended June 30, 2011, respectively.

Music

Music segment results of operations for the quarter and six months ended June 30, 2011 and 2010, are as follows (dollars in thousands):

	$35,733	$35,733	$35,733	$35,733	$35,733	$35,733	$35,733	$35,733
	Quarters Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$0	$0	$0	0	$0	$35,733	$(35,733)	(100)%
Cost of revenue	0	0	0	0	0	21,864	(21,864)	(100)

Gross profit	0	0	0	0	0	13,869	(13,869)	(100)
Gross margin						39%
Operating expenses	0	0	0	0	0	13,911	(13,911)	(100)

Operating loss	$0	$0	$0	0	$0	$(42)	$42	(100)%

On March 31, 2010, we completed the restructuring of Rhapsody, which resulted in our ownership interest of Rhapsody decreasing to approximately 47% and the loss of our operating control over Rhapsody. Our revenue for the first quarter of 2010 includes results from Rhapsody’s operations. Beginning with the second quarter of 2010, Rhapsody’s revenue and other operating results are no longer consolidated within our condensed consolidated financial statements, and we are not recording any operating or other financial results for our Music segment. We now report our share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income (expenses), net.” Our share of Rhapsody’s losses for the quarter and six months ended June 30, 2011 was $1.0 million and $4.3 million, respectively.

Corporate

Certain corporate-level activity is not allocated to our segments, including costs of the following: general and administrative functions and activities related to information technology, procurement activities, corporate headquarters, legal settlements and contingencies, stock compensation, losses on excess office facilities and employee severance costs. Corporate segment results of operations for the quarter and six months ended June 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cost of revenue	$295	$432	$(137)	(32)%	$1,303	$821	$482	59%
Operating expenses	14,116	30,487	(16,371)	(54)	28,926	56,789	(27,863)	(49)

Operating income (loss)	$(14,411)	$(30,919)	$16,508	(53)%	$(30,229)	$(57,610)	$27,381	(48)%

Operating expenses decreased by $16.4 million in the quarter ended June 30, 2011, compared with the year-earlier period. The decrease compared with the prior period was due to lower restructuring charges and loss of excess office facility charges related to our corporate headquarters in Seattle and our offices in Europe and Asia of $11.5 million. Lower personnel costs of $3.0 million as a result of our restructuring efforts also contributed to the decrease.

Operating expenses decreased by $27.9 million in the six months ended June 30, 2011, compared with the year-earlier period. The decrease was due in part to lower restructuring charges and loss on excess office facilities of approximately $10.3 million as well as a reduction in personnel and related costs of approximately $7.0 million in the six months ended June 30, 2011, compared with the year-earlier period. The remaining decrease in operating expenses in the six months ended June 30, 2011 was due in part to a benefit from an insurance reimbursement of $6.4 million related to previously settled litigation, which is accounted for as a reduction to operating expenses.

Consolidated Operating Expenses

Consolidated operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, restructuring and related charges, impairments of goodwill and losses on excess office facilities. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Operating expenses and changes for the quarters and six months ended June 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Research and development	$17,809	$27,583	$(9,774)	(35)%	$37,704	$62,258	$(24,554)	(39)%
Sales and marketing	28,853	27,382	1,471	5	57,333	65,209	(7,876)	(12)
Advertising with related party	0	0	0	0	0	1,065	(1,065)	(100)
General and administrative	10,874	14,590	(3,716)	(25)	16,496	29,511	(13,015)	(44)
Restructuring and other charges	508	4,792	(4,284)	(89)	7,412	10,407	(2,995)	(29)
Loss (gain) on excess office facilities	(174)	7,082	(7,256)	(102)	(174)	7,082	(7,256)	(102)

Total consolidated operating expenses	$57,870	$81,429	$(23,559)	(29)%	$118,771	$175,532	$(56,761)	(32)%

Research and development expenses decreased by $9.8 million in the quarter ended June 30, 2011, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of approximately $6.4 million due to our restructuring activities as well as a decrease in depreciation expense related to our Games technology platform of $1.5 million.

Research and development expenses decreased by $24.6 million in the six month period ended June 30, 2011, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of approximately $15.0 million as well as a decrease in depreciation expense related to our Games technology platform of $2.9 million. In addition, the removal of Rhapsody’s operating expenses from our consolidated financial results beginning April 1, 2010, contributed approximately $3.8 million to the decline.

Sales and marketing expenses increased by $1.5 million in the quarter ended June 30, 2011, compared with the year-earlier period. The increase during the quarter was due to an increase in marketing expenses of $1.7 million for RealPlayer.

Sales and marketing expenses decreased by $7.9 million in the six months ended June 30, 2011, compared with the year-earlier period. The decrease during the six-month period was due primarily to the removal of Rhapsody’s operating expenses of $8.8 million from our consolidated financial results beginning April 1, 2010. All of the historical costs associated with “Advertising with related party” were included within our Music segment as discussed in “Segment Operating Results – Music” above.

General and administrative expenses decreased by $3.7 million in the quarter ended June 30, 2011, compared with year-earlier period due to our restructuring activities, of which approximately $2.5 million related to lower personnel and related costs.

General and administrative expenses decreased by $13.0 million in the six month period ended June 30, 2011, compared with the year-earlier period primarily due to an insurance reimbursement of $6.4 million related to previously settled ligation and a reduction in personnel and related costs of $5.1 million.

Restructuring and other charges consist of costs associated with the realignment and reorganization of our business operations and primarily include separation costs for employees, including severance, and other benefits. For the six months ended June 30, 2011, we recorded $7.4 million in restructuring and other charges that included separation costs of approximately $2.8 million related to the resignation of our Chief Executive Officer, of which approximately $2.0 million was severance and $0.8 million was non-cash charges related to accelerated vesting of stock options.

Loss on excess office facilities represent the reduction in the use of our current office space in our headquarters in Seattle, as well as our other offices in Europe in connection with the reorganization our business and operational structure, including the restructuring of Rhapsody. For the quarter and six months ended June 30, 2010, the estimated loss on excess office facilities, including the write-down of leasehold improvements, was approximately $7.1 million. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants which are updated from time to time as deemed necessary.

Other Income (Expenses), Net

Other income (expenses), net consists primarily of the following: interest income on our cash, cash equivalents, and short-term investments, our equity in net loss of Rhapsody and other equity method investments and our gain on deconsolidation of Rhapsody. Other income (expenses), net for the quarter and six months ended June 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Interest income, net	$311	$551	$(240)	(44)%	$690	$931	$(241)	(26)%
Equity in net loss of Rhapsody and other equity method investments	(1,018)	(5,427)	4,409	(81)	(4,299)	(5,427)	1,128	(21)
Loss on sale of equity investments, net	0	(50)	50	(100)	0	(50)	50	(100)
Gain on deconsolidation of Rhapsody	0	0	0	0	0	10,929	(10,929)	(100)
Other income (expense), net	(311)	994	(1,305)	(131)	(433)	1,093	(1,526)	(140)

Total other income (expense), net	$(1,018)	$(3,932)	$2,914	(74)%	$(4,042)	$7,476	$(11,518)	(154)%

Total other income (expense), net increased by $2.9 million in the quarter ended June 30, 2011, compared with the year-earlier period. The increase during the quarter ended was primarily due to the reduction in loss of $4.4 million in our equity method investment in Rhapsody.

Total other income (expense), net decreased by $11.5 million in the six months ended June 30, 2011, compared with the year-earlier period. The decrease during the six-month period was primarily due to a $10.9 million one-time gain on the deconsolidation of Rhapsody in 2010, partially offset by the decline in equity loss for our investment in Rhapsody of $1.1 million.

Since March 31, 2010, we do not hold a controlling interest in Rhapsody and we no longer consolidate Rhapsody’s results with our own. We now account for our ownership interest in Rhapsody as an equity method investment.

Income Taxes

During the quarters ended June 30, 2011 and 2010, we recognized income tax expense of $1.0 million and $0.3 million, respectively, related to U.S. and foreign income taxes. The increase in income tax expense and the change in income tax expense as a percentage of pre-tax loss during the quarter ended June 30, 2011, was largely the result of a change in our jurisdictional income mix. During the six months ended June 30, 2011 and 2010, we recognized income tax expense of $4.7 million and income tax benefit of $3.3 million, respectively, related to U.S. and foreign income taxes. The increase in income tax expense and the change in income tax expense as a percentage of pre-tax loss during the six months ended June 30, 2011, was largely the result of the settlement of a foreign tax audit and an adjustment relating to a state tax audit. Additionally, income tax expense in the year-ago period was lower due to a partial release of a valuation allowance on international net operating losses of $1.8 million and an adjustment from the restructuring of Rhapsody of $2.6 million, both of which resulted in lower income tax expense in 2010 compared with 2011.

As of June 30, 2011, there have been no material changes to our uncertain tax positions disclosures as provided in Note 15 to our audited financial statements included in our 2010 Annual Report on Form 10-K. We currently anticipate the closure of foreign income tax examinations in the next twelve months that may reduce our total unrecognized tax benefits by an amount up to $9.3 million as a result of the successful defense of the Company’s positions, the settlement and payment of a liability, or a combination thereof.

The majority of our tax expense is due to income in our foreign jurisdictions as we do not currently benefit from losses in the U.S. We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. For the quarter ended June 30, 2011, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. As such, the effect of differences in foreign tax rates on the Company’s tax expense for the second quarter of 2011 is minimal.

We file numerous consolidated and separate income tax returns in the United States, including federal, state and local returns, as well as in foreign jurisdictions. With few exceptions, we are no longer subject to United States federal income tax examinations for tax years prior to 2006 or state, local or foreign income tax examinations for years prior to 1993. RealNetworks, Inc. and /or subsidiaries are under audit by various states and foreign jurisdictions for certain tax years subsequent to 1993.

Geographic Revenue

Revenue by geographic region is as follows (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
United States	$41,984	$48,351	$(6,367)	(13)%	$86,453	$132,901	$(46,448)	(35)%
Europe	19,024	19,316	(292)	(2)	37,984	41,798	(3,814)	(9)
Rest of world	22,744	21,217	1,527	7	46,616	42,785	3,831	9

Total net revenue	$83,752	$88,884	$(5,132)	(6)%	$171,053	$217,484	$(46,431)	(21)%

Revenue in the United States declined by $6.4 million in the quarter ended June 30, 2011, compared with the year-earlier period. The decline was due to reductions in revenue generated from our SaaS offerings of $3.5 million, lower sales of games subscriptions and license sales of approximately $2.3 million and a decrease in revenue from our SuperPass subscription service of $1.1 million, partially offset by increased distribution of third party products of $1.1 million. See the section “Segment Operating Results” above for further discussion of these changes.

Revenue in the United States declined by $46.4 million in the six months ended June 30, 2011, compared with the year-earlier period. The decrease for the six months ended June 30, 2011 resulted primarily from a loss of revenue of $33.6 million from the deconsolidation of Rhapsody, which generated its revenue primarily in the United States. The decline was also due to reductions in revenue generated from our SaaS offerings of $7.8 million, lower sales of games subscriptions and license sales of approximately $2.8 million and a decrease in revenue from our SuperPass subscription service of $2.1 million. See the section “Segment Operating Results” above for further discussion of these changes.

Revenue in Europe declined $3.8 million in the six months ended June 30, 2011, compared with the year-earlier period. The decrease in the six-month period was due primarily to lower revenue of $1.1 million from our Games business, a decline in revenue from the distribution of third-party products of $1.3 million, and a decline in technology licensing of $1.4 million. See the section “Segment Operating Results” above for further discussion of these changes.

Revenue in rest of world increased by $1.5 million in the quarter ended June 30, 2011, compared with the year-earlier period. The increase in the quarter ended June 30, 2011 was primarily due to increased SaaS revenue of $0.7 million and revenue generated from our technology licensing services of $0.5 million. See the section “Segment Operating Results” above for further discussion of these changes.

Revenue in rest of world increased by $3.8 million in the six months ended June 30, 2011, compared with the year-earlier period. The increase for the six months ended June 30, 2011 was primarily due to increased SaaS revenue of $2.6 million and systems integration revenue of $0.9 million. See the section “Segment Operating Results” above for further discussion of these changes.

License Fees and Service Revenue

We also present our revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
License	$16,817	$16,644	$173	1%	$35,232	$40,816	$(5,584)	(14)%
Service	66,935	72,240	(5,305)	(7)	135,821	176,668	(40,847)	(23)

Total net revenue	$83,752	$88,884	$(5,132)	(6)%	$171,053	$217,484	$(46,431)	(21)%

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

License fees decreased by $5.6 million in the six months ended June 30, 2011, compared with the year-earlier period. The deconsolidation of our Music segment contributed $3.9 million to the overall decrease for the six months ended June 30, 2011. The sale of games during the six-month period also declined by $2.6 million, offset by higher unit sales of RealPlayer Plus of $2.3 million compared with the year-earlier period. See the section “Segment Operating Results” above for further discussion of these changes.

Service Revenue. Service revenue primarily includes revenue from sales of digital media subscription services such as SuperPass, GamePass and FunPass, revenue from SaaS services, distribution of third party software, and advertising. Prior to March 31, 2010, service revenue also included sales of the Rhapsody music subscription service from our Music segment. Service revenue includes revenue from all of our reporting segments.

Service revenue decreased by $5.3 million in the quarter ended June 30, 2011, compared with the year-earlier period. The decline was due to lower sales of our subscription products of $3.4 million, reduced service revenue from our SaaS offerings of approximately $2.2 million and lower technology support service revenue of $1.2 million. See the section “Segment Operating Results” above for further discussion of these changes.

Service revenue decreased by $40.8 million in the six months ended June 30, 2011, compared with the year-earlier period. The deconsolidation of our Music segment contributed $31.8 million to the overall decrease for the six months ended June 30, 2011. The decline was also due to reduced service revenue from our SaaS offerings of approximately $5.3 million, lower sales of our subscription products of $4.2 million and lower service revenue of $1.7 million resulting from lower technology support services. See the section “Segment Operating Results” above for further discussion of these changes.

Cost of License Fees and Service Revenue

We also present our cost of revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	Quarters Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
License	$4,800	$5,668	$(868)	(15)%	$10,046	$13,217	$(3,171)	(24)%
Service	25,866	23,481	2,385	10	52,686	65,091	(12,405)	(19)

Total cost of revenue	$30,666	$29,149	$1,517	5%	$62,732	$78,308	$(15,576)	(20)%

Cost of License Fees. Cost of license fees includes royalties paid on the sales of games, amounts paid for licensed technology, amortization of acquired technology, and music royalties paid for periods prior to March 31, 2010.

Cost of license fees decreased by $3.2 million in the six months ended June 30, 2011, compared with the year-earlier period. The decrease for the six months ended was primarily due to a one-time expense paid for the rights to use certain technologies within our RealPlayer software in the amount of $1.5 million in the prior period. The deconsolidation of our Music segment contributed $2.7 million to the decline for the six months ended June 30, 2011. See the section “Segment Operating Results” above for further discussion of these changes.

Cost of Service Revenue. Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings, cost of in-house and contract personnel providing support services, amortization of acquired technology, fees for consulting services, expenses incurred in providing our SaaS hosting services and cost of content for our Rhapsody service for periods prior to March 31, 2010. Content costs are expensed over the period the content is available to our subscription services customers.

Cost of service revenue increased by $2.4 million in the quarter ended June 30, 2011, compared with the year-earlier period. The increase during the period is primarily due to increased costs associated with personnel working on the delivery of our SaaS services to an expanded customer base.

Cost of service revenue decreased by $12.4 million in the six months ended June 30, 2011, compared with the year-earlier period. The deconsolidation of our Music segment contributed $19.2 million to the overall decrease, partially offset by increases in costs of $5.5 million from delivery of our system integration and SaaS services to an expanded customer base during the six months ended June 30, 2011.

New Accounting Pronouncements

See “Note 2 Recent Accounting Pronouncements” to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding new accounting pronouncements.

Liquidity and Capital Resources

The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	June 30, 2011	December 31, 2010
Working capital	$285,343	$286,315
Cash, cash equivalents, and short-term investments	327,872	334,321
Restricted cash equivalents and investments	10,141	10,000

The following summarizes cash flows (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash used in operating activities	$(5,490)	$(56,337)
Cash provided by (used in) investing activities	998	(67,133)
Cash provided by financing activities	1,667	2,503

Cash used in operating activities consisted of net loss adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, gain on deconsolidation of Rhapsody, accrued restructuring and other charges and the effect of changes in certain operating assets and liabilities, net of acquisitions and deconsolidation of Rhapsody.

Cash used in operating activities in the six months ended June 30, 2011, was $5.5 million and consisted of (1) a net loss of $19.2 million, (2) adjustments to reconcile the net loss to cash used in operating activities of $18.2 million and (3) cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions and deconsolidation of Rhapsody, of $4.6 million. Adjustments to reconcile the net loss to cash used in operating activities primarily consisted of $8.1 million of depreciation and amortization expense, $6.1 million of stock-based compensation and $4.3 million of equity in the net loss of Rhapsody and other equity investments. Changes in certain operating assets and liabilities, net of acquisitions and deconsolidation of Rhapsody, in the six months ended June 30, 2011 primarily consisted of uses of cash from a decrease in accounts payable of $10.6 million. This decrease was primarily related to the timing of certain payments.

Cash used in operating activities in the six months ended June 30, 2010, was $56.3 million and consisted of (1) net loss of $25.6 million, (2) adjustments for cash provided by non-cash items of $23.7 million, and (3) cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions and deconsolidation of Rhapsody, of $54.4 million. Adjustments for cash provided by non-cash items primarily consisted of $14.0 million of depreciation and amortization expense, $6.7 million of stock-based compensation, $6.5 million of accrued loss on excess office facilities, $5.4 million of equity in the net loss of Rhapsody and other equity investments, and $3.6 million for amounts accrued relating to restructuring expenses incurred during the period, partially offset by $10.9 million of gain related to the deconsolidation of the Rhapsody joint venture.

Changes in certain operating assets and liabilities, net of acquisitions and deconsolidation of Rhapsody, in the six months ended June 30, 2010 primarily consisted of uses of cash from the decrease in accrued and other liabilities of $52.3 million. These decreases were related to reductions in accrued royalties and other fulfillment costs as well as a reduction in amounts payable to MTVN for related party advertising incurred during the six months ended June 30, 2010 as compared to December 31, 2009. Also contributing to the decline was the payment of the legal settlement and related legal expenses attributable to the RealDVD litigation of $5.5 million that was accrued for in the quarter ended December 31, 2009.

In the six months ended June 30, 2011, cash provided by investing activities of $1.0 million was due primarily from the sales and maturities, net of purchases, of short-term investments of $7.2 million, offset by purchases of equipment, software and leasehold improvements of $3.1 million and the payment of acquisition costs of $2.9 million. In the six months ended June 30, 2010, investing activities used cash primarily for payments made in connection with the restructuring of Rhapsody of $18.0 million as well as purchases of equipment, software, and leasehold improvements of $9.5 million. These uses of cash were partially offset by the repayment of temporary funding upon the deconsolidation of Rhapsody of approximately $5.9 million. Purchases, net of sales and maturities, of short-term investments used cash of $49.2 million during 2010.

Financing activities in the six months ended June 30, 2011 provided cash mainly from the proceeds of sales of common stock under employee stock purchase plans and the exercise of stock options of $1.6 million. Financing activities in 2010 provided cash from the proceeds of sales of (1) common stock under employee stock purchase plans and the exercise of stock options of $1.3 million and (2) payments received from the MTVN marketing note for our Rhapsody joint venture of $1.2 million.

In July 2011, our Board of Directors declared a special cash dividend of $1.00 per share, payable on August 23, 2011, to holders of our common stock as of August 9, 2011. The aggregate amount of the special cash dividend will be approximately $136.8 million. The declaration of the special dividend was based on an analysis of RealNetworks capital structure and the belief that we had excess cash relative to our future operational or strategic needs.

The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future.

We currently have no planned significant capital expenditures or other uses of cash for 2011 other than those in the ordinary course of business and those mentioned above. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

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

As of June 30, 2011, $65.4 million of the $327.9 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, we currently have significant net operating losses and other tax attributes that could be used to offset any potential U.S. income tax that could result if these amounts were distributed to the

U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.

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

Valuation of Equity Method Investments. We use the equity method in circumstances where we have the ability to exert significant influence, but not control, over an investee or joint venture. We initially record our investments based on a fair value analysis of the investment. Prior to 2010, most of our equity method investments were purchased with cash which was determined to be fair value. For the investment in Rhapsody as of March 31, 2010, we used multiple valuation models to calculate the fair value since we contributed both cash and non-cash items in exchange for our interest. These models were based upon estimates and assumptions relating to future revenue, cash flows, operating expenses, costs of capital and capital purchases. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital.

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

We have not provided for U.S. deferred income taxes or withholding taxes on certain non-U.S. subsidiaries’ undistributed earnings. These earnings are intended to be permanently reinvested in operations outside of the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the availability of foreign tax credits and the complexity of the computation if such earnings were not deemed to be permanently reinvested. However, as we currently have significant net operating losses and other tax attributes that could be used to offset the potential U.S. income tax that could result if these amounts were distributed to the U.S., we do not anticipate a material U.S. tax impact on such earnings as of June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.

Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter or six months ended June 30, 2011. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at June 30, 2011, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income and cash flows by more than a nominal amount.

Investment Risk. As of June 30, 2011, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter and six months ended June 30, 2011 and 2010, we determined that no other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.

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

We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar from June 30, 2011, would not result in more than a nominal amount of unrealized gain or loss.

Foreign currency transaction gains and losses were not material for the quarter or six month periods ended June 30, 2011 and 2010.

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

(b) Changes in Internal Controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market for mobile entertainment services, including our ring back tones, music on demand and video on demand solutions, is highly competitive and evolving rapidly, particularly with the growth in the use of smartphones. Increased use of smartphones has resulted in a proliferation of applications and services that compete with our SaaS services and, in many cases, are not dependent upon our carrier customers to make them available to subscribers. To maintain or enhance our competitive position, we may need to develop new SaaS services that enable our carrier customers to compete with the broad range of applications and other services available in the market. We face competition, and may face future competition, from major media companies, Internet portal companies, content aggregators, wireless software providers and other pure-play wireless entertainment publishers, some of which have greater financial resources than we do. Furthermore, while most of our carrier customers do not offer internally developed services that compete with ours, if our carrier customers begin developing these services internally, we could be forced to lower our prices or increase the amount of service we provide in order to maintain our business with those carrier customers. Increased competition has in the past resulted in pricing pressure, forcing us to lower the selling price of our services. If we are unable to develop or provide services that compete effectively in the mobile entertainment market, our operating results and financial condition may be materially harmed.

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

Our GameHouse, Zylom and Atrativa branded services compete with other online aggregators and distributors of online, downloadable and social casual PC games. Some of these competitors have high volume distribution channels and greater financial resources than we do. Our Games business also competes with many other smaller companies that may be able to adjust to market conditions, including responding effectively to the growing popularity of casual games on social networks, faster than us. We also face increasing price competition in the casual games market, and some of our competitors may be able to lower prices more aggressively than us. We expect competition to intensify in this market from these and other competitors, and no assurance can be made that we will be able to achieve growth in our revenue. Our games development studios compete primarily with other developers of online, downloadable, mobile and social casual PC games and must continue to develop popular and high-quality game titles. Our Games business must also continue to execute on opportunities to expand the play of our games on a variety of non-PC platforms, including social networks, in order to maintain our competitive position and to grow the business.

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

The trading price for our common stock has been volatile, ranging from $2.59 to $4.31 per share during the 52-week period ended June 30, 2011. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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

Our success is also dependent upon our ability to identify, attract and retain highly skilled management, technical and sales personnel. Qualified individuals are in high demand and competition for such qualified personnel in our industry, particularly engineering talent, is intense, and we may incur significant costs to attract or retain them. Our ability to attract and retain personnel may also be made more difficult by the uncertainty created by the recent resignations of our Chief Executive Officers. There can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth.

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

Our ability to compete across our businesses partly depends on the superiority, uniqueness and value of our patent portfolio and other technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Our efforts to protect our intellectual property rights may not assure our ownership rights in our intellectual property, protect or enhance the competitive position of our products and services or effectively prevent misappropriation of our technology. We also routinely receive challenges to our trademarks and other proprietary intellectual property that we are using in our business activities in China. Disputes regarding the validity and scope of patents or the ownership of technologies and rights associated with streaming media, digital distribution, and online businesses are common and likely to arise in the future. We may be forced to litigate to enforce or defend our patents and other intellectual property rights or to determine the validity and scope of other parties’ proprietary rights, enter into royalty or licensing agreements on unfavorable terms or redesign our product features and services. Any such dispute would likely be costly and distract our management, and the outcome of any such dispute could fail to improve our business prospects or otherwise harm our business.

From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging contract breaches, infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. These claims, even if not meritorious, could force the Company to spend significant financial and managerial resources. Given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. Currently, we are investigating or litigating a variety of such pending claims, some of which are described in “Note 15. Commitments and Contingencies” to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and/or be required to change its business practices.

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

We may be subject to market risk and legal liability in connection with our data collection and data security capabilities.

Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. For example, to provide better consumer experiences and to operate effectively, our products send information, including personally identifiable information, to our servers. In addition, we sell many of our products and services through online sales transactions directly with consumers, through which we collect and store credit card information. In connection with our direct sales to consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenue and potentially disrupts service to our consumers. While we take measures to protect our consumer data from unauthorized access or disclosure, it is possible that our security controls over consumer data may not prevent the improper access or disclosure of credit card information or personally identifiable information. We also are not yet fully compliant with the Payment Card Industry (PCI) compliance standard for data security in connection with our use of credit card services for payment. We have an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. A security breach that leads to disclosure of consumer account information (including personally identifiable information) or any failure by us to comply with our posted privacy policy or existing or new legislation regarding privacy issues could harm our reputation, impact the market for our products and services, subject us to litigation, and require us to expend significant resources to mitigate the breach of security, comply with breach notification laws or address related matters. In addition, if we fail to satisfy timely the PCI compliance standards we may be subject to substantial penalties and we could lose the ability to accept credit card payments for transactions with our customers. Any of these consequences could materially harm our operating results and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3.	Default Upon Senior Securities

None

Item 4.	Removed and Reserved

Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

10.1†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Lunsford

10.2†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Eggers

10.3†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Hank Skorny

10.4†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Tracy D. Daw

10.5†	Form of Amended and Restated Change in Control and Severance Agreement effective May 31, 2011 between RealNetworks, Inc. and each of Michael Lunsford, Michael Eggers, Hank Skorny and Tracy D. Daw

10.6†	Form of Performance Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated

31.1	Certification of Michael Lunsford, Interim Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael Lunsford, Interim Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

†	Executive Compensation Plan or Agreement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2011.

REALNETWORKS, INC.

By:	/S/ MICHAEL EGGERS
Michael Eggers
Title:	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Lunsford

10.2†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Eggers

10.3†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Hank Skorny

10.4†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Tracy D. Daw

10.5†	Form of Amended and Restated Change in Control and Severance Agreement effective May 31, 2011 between RealNetworks, Inc. and each of Michael Lunsford, Michael Eggers, Hank Skorny and Tracy D. Daw

10.6†	Form of Performance Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated

31.1	Certification of Michael Lunsford, Interim Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael Lunsford, Interim Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

†	Executive Compensation Plan or Agreement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.