Form 10-Q
period 2011-09-30
REALNETWORKS INC
filed 2011-11-08
CIK 1046327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2011 was 34,332,200.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$102,811	$236,018
Short-term investments	80,277	98,303
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	38,725	48,324
Deferred costs, current portion	6,948	9,173
Related party receivable – Rhapsody	392	351
Prepaid expenses and other current assets	24,702	30,441

Total current assets	253,855	422,610

Equipment, software, and leasehold improvements, at cost:
Equipment and software	146,902	144,623
Leasehold improvements	25,534	25,367

Total equipment, software, and leasehold improvements, at cost	172,436	169,990
Less accumulated depreciation and amortization	132,321	126,619

Net equipment, software, and leasehold improvements	40,115	43,371
Restricted cash equivalents and investments	10,130	10,000
Equity method investments	9,956	15,486
Available for sale securities	38,667	27,541
Other assets	2,981	3,316
Deferred costs, non-current portion	15,018	18,401
Deferred tax assets, net, non-current portion	10,775	12,805
Other intangible assets, net	8,049	6,952
Goodwill	6,060	4,960

Total assets	$395,606	$565,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,214	$30,413
Accrued and other liabilities	70,107	85,702
Deferred revenue, current portion	14,724	19,036
Accrued loss on excess office facilities, current portion	1,053	1,144

Total current liabilities	104,098	136,295
Deferred revenue, non-current portion	398	460
Accrued loss on excess office facilities, non-current portion	2,458	3,380
Deferred rent	2,961	3,514
Deferred tax liabilities, net, non-current portion	1,790	1,049
Other long-term liabilities	10,813	7,999

Total liabilities	122,518	152,697

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	0	0
Undesignated series: authorized 59,800 shares	0	0
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 34,207 shares in 2011 and 34,021 shares in 2010	34	34
Additional paid-in capital	571,622	697,532
Accumulated other comprehensive loss	(21,952)	(32,543)
Retained deficit	(276,616)	(252,278)

Total shareholders’ equity	273,088	412,745

Total liabilities and shareholders’ equity	$395,606	$565,442

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue (A)	$84,414	$86,432	$255,467	$303,916
Cost of revenue (B)	31,816	30,710	94,548	109,018

Gross profit	52,598	55,722	160,919	194,898

Operating expenses:
Research and development	16,496	19,517	54,200	81,775
Sales and marketing	28,625	26,321	85,958	91,530
Advertising with related party	0	0	0	1,065
General and administrative	10,522	12,640	27,018	42,151
Restructuring and other charges	438	1,080	7,850	11,487
Loss (gain) on excess office facilities	0	314	(174)	7,396

Total operating expenses	56,081	59,872	174,852	235,404

Operating loss	(3,483)	(4,150)	(13,933)	(40,506)

Other income (expenses):
Interest income, net	672	1,074	1,362	2,005
Equity in net loss of Rhapsody and other equity method investments	(1,440)	(6,142)	(5,739)	(11,569)
Loss on sale of equity investments, net	0	0	0	(50)
Gain on deconsolidation of Rhapsody	0	0	0	10,929
Other income (expense), net	(228)	(206)	(661)	887

Total other income (expenses), net	(996)	(5,274)	(5,038)	2,202

Loss before income taxes	(4,479)	(9,424)	(18,971)	(38,304)
Income tax benefit (expense)	(703)	33,947	(5,365)	37,238

Net income(loss)	(5,182)	24,523	(24,336)	(1,066)
Net income (loss) attributable to noncontrolling interest in Rhapsody	—	—	—	2,910

Net income (loss) attributable to common shareholders	$(5,182)	$24,523	$(24,336)	$1,844

Basic net income (loss) per share available to common shareholders	$(0.15)	$0.72	$(0.71)	$0.16
Diluted net income (loss) per share available to common shareholders	$(0.15)	$0.71	$(0.71)	$0.16
Shares used to compute basic net income (loss) per share available to common shareholders	34,199	33,905	34,081	33,826
Shares used to compute diluted net income (loss) per share available to common shareholders	34,199	34,442	34,081	34,558
Comprehensive income (loss):
Net income (loss)	$(5,182)	$24,523	$(24,336)	$(1,066)
Unrealized holding gains (losses) on short-term and equity investments, net of income taxes	12,401	1,539	11,014	(70)
Foreign currency translation gains (losses)	(4,335)	4,513	(425)	(1,841)

Comprehensive income (loss)	2,884	30,575	(13,747)	(2,977)
Net loss attributable to noncontrolling interest in Rhapsody	0	0	0	2,910

Comprehensive income (loss) attributable to common shareholders	$2,884	$30,575	$(13,747)	$(67)

(A) Components of net revenue:
License fees	$15,344	$15,584	$50,576	$56,400
Service revenue	69,070	70,848	204,891	247,516

	$84,414	$86,432	$255,467	$303,916

(B) Components of cost of revenue:
License fees	$3,458	$3,650	$13,504	$16,867
Service revenue	28,358	27,060	81,044	92,151

	$31,816	$30,710	$94,548	$109,018

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(24,336)	$(1,066)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,519	19,047
Stock-based compensation	9,086	10,280
Loss (gain) on disposal of equipment, software, and leasehold improvements	81	155
Equity in net loss of Rhapsody and other investments	5,739	11,569
Loss on sale of equity investments, net	0	50
Excess tax benefit from stock option exercises	(57)	(48)
Gain on deconsolidation of Rhapsody	0	(10,929)
Accrued loss (gain) on excess office facilities	(174)	6,108
Deferred income taxes, net	(429)	80
Accrued restructuring and other charges	0	997
Other	(19)	153
Net change in certain operating assets and liabilities, net of acquisitions, disposals and deconsolidation of Rhapsody:
Trade accounts receivable	9,328	11,483
Prepaid expenses and other assets	11,575	(9,841)
Accounts payable	(13,376)	(7,519)
Accrued and other liabilities	(17,313)	(66,997)

Net cash used in operating activities	(7,376)	(36,478)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(6,013)	(11,415)
Purchases of short-term investments	(77,078)	(102,486)
Proceeds from sales and maturities of short-term investments	95,104	96,026
Decrease (increase) in restricted cash equivalents and investments, net	(141)	3,700
Payment in connection with the restructuring of Rhapsody	0	(18,000)
Payment of acquisition costs, net of cash acquired	(2,888)	(5,760)
Repayment of temporary funding upon deconsolidation of Rhapsody	0	5,869

Net cash provided by (used in) investing activities	8,984	(32,066)

Cash flows from financing activities:
Net proceeds from sale of common stock under employee stock purchase plan and exercise of stock options	1,940	1,378
Common Stock cash dividend paid	(136,793)	0
Excess tax benefit from stock option exercises	57	48
Net proceeds from sales of interest in Rhapsody	0	1,213

Net cash provided by (used in) financing activities	(134,796)	2,639

Effect of exchange rate changes on cash and cash equivalents	(19)	3,770

Net increase (decrease) in cash and cash equivalents	(133,207)	(62,135)
Cash and cash equivalents, beginning of period	236,018	277,030

Cash and cash equivalents, end of period	$102,811	$214,895

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$3,691	$29,678
Cash paid for income taxes	$4,435	$3,056

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quarters and Nine Months Ended September 30, 2011 and 2010

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

On July 27, 2011, the Company’s Board of Directors approved the payment of a special cash dividend of $1.00 per common share and a one-for-four reverse stock split of the Company’s common stock. The special dividend was paid on August 23, 2011, to holders of record as of the close of business on August 9, 2011. The aggregate amount of the special cash dividend was approximately $136.8 million. The one-for-four reverse stock split of the Company’s common stock was effective at the close of business on August 30, 2011. Four shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock without any change in the par value per share as part of the reverse stock split. All information related to common stock, stock options, restricted stock units and earnings per share included in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the special cash dividend and the reverse stock split.

On August 20, 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody and Rhapsody’s financial position and operating results were consolidated into RealNetworks’ financial statements prior to March 31, 2010. MTVN’s proportionate share of income (loss) was included in noncontrolling interest in Rhapsody in the unaudited condensed consolidated statements of operations and comprehensive income (loss). MTVN’s proportionate share of equity was included in noncontrolling interest in Rhapsody in the unaudited condensed consolidated balance sheets. On March 31, 2010, the Company and MTVN restructured Rhapsody, and RealNetworks held approximately 47% of the outstanding shares of capital stock of Rhapsody after the restructuring. RealNetworks continues to own approximately 47% of the outstanding shares of capital stock as of September 30, 2011. Since March 31, 2010, RealNetworks has not held a controlling interest in Rhapsody and therefore, the Company has treated its ownership interest in Rhapsody as an equity method investment. Rhapsody’s financial position as of March 31, 2010 and its operating results beginning April 1, 2010 are no longer consolidated with RealNetworks’ consolidated financial statements.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2011. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

The Company recognizes revenue on a gross or net basis. In most arrangements, the Company contracts directly with end user customers, and is considered the primary obligor who carries all collectability risk. In such arrangements, the Company recognizes revenue on a gross basis. In some cases, the Company utilizes third-party distributors to sell products or services directly to end user customers and carries no collectability risk. In such instances, the Company recognizes revenue on a net basis.

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

A portion of the revenue related to the sale of software licenses and products, the related support and other services is recorded as unearned due to undelivered elements including, in some cases, post-delivery support and the right to receive unspecified upgrades or enhancements on a when-and-if-available basis. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using estimated selling prices if the Company does not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related products’ contract term.

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

Note 2. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, to be implemented by the Company in future periods as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance to the Company.

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

The Company elected to adopt ASU 2009-13 and ASU 2009-14 at the beginning of the first quarter of 2011 on a prospective basis. The Company did not have a significant change in units of accounting, allocation methodology, or timing of revenue recognition. As a result, the adoption of these accounting standards did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-08 to have a material effect on its consolidated financial statements.

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

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules, and expectations of future employee behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock for the related expected term and the implied volatility of its traded options. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected term of the stock options. Notwithstanding the special cash dividend of $1.00 per share paid on the Company’s common stock during the quarter ended September 30, 2011, the dividend yield is estimated at zero because the Company does not anticipate paying regular dividends in the foreseeable future.

The fair value of options granted was determined using the Black-Scholes model and the following weighted-average assumptions:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.82%	1.14%	1.71%	1.83%
Expected life (years)	4.0	4.0	4.0	4.0
Volatility	54%	62%	54%	62%

Recognized stock-based compensation expense is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$215	$394	$737	$853
Research and development	237	889	1,040	3,179
Sales and marketing	1,358	1,233	3,286	3,040
General and administrative	1,147	1,072	3,187	3,208
Restructuring and other charges	0	0	836	0

Total stock-based compensation expense	$2,957	$3,588	$9,086	$10,280

No stock-based compensation was capitalized as part of the cost of an asset during the quarters or nine month periods ended September 30, 2011 or 2010. As of September 30, 2011, $12.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options, is expected to be recognized over a weighted-average period of 2.8 years.

In accordance with the Company’s equity compensation plans, stock options and restricted stock units were equitably adjusted upon the effectiveness of the dividend and reverse stock split. This resulted in equal value to the holder pre- and post- dividend and reverse stock split. No unvested restricted stock units or stock options participated in the dividend. As a result of the foregoing treatment of outstanding awards, the Company incurred no additional compensation expense.

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

Effective March 31, 2010, RealNetworks no longer has a controlling interest in Rhapsody and therefore, the operating results of Rhapsody are accounted for under the equity method of accounting for investments, and the Company’s proportionate share of the income or loss is recognized as a component of “Other income (expenses), net” in the Company’s condensed consolidated statements of operations in periods subsequent to March 31, 2010. As a result of the deconsolidation of Rhapsody’s operations from the Company’s financial statements, the Company no longer records any operating results for its Music segment for periods subsequent to March 31, 2010. The removal of these assets and liabilities and the creation of the initial equity method investment resulted in a one-time net gain of $10.9 million recorded in “Other income (expenses), net” in the Company’s unaudited condensed consolidated statements of operations for the quarter ended March 31, 2010, at which time the Company determined the fair value of its retained interest of approximately 47% to be approximately $29.7 million as of March 31, 2010. The Company recorded its share of losses in the operations of Rhapsody of approximately $1.4 million and $5.7 million for the quarter and nine months ended September 30, 2011, respectively. The Company’s share of losses from the quarter and nine months ended September 30, 2010, were $6.1 and $11.6 million, respectively. These losses reduced the carrying value of the investment to approximately $9.7 million as of September 30, 2011.

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

Noncontrolling interest rollforward

Activity in noncontrolling interest and equity attributable to common shareholders is as follows (in thousands):

	Noncontrolling interest	Total Equity
Balances, December 31, 2009	$7,253	$375,811
Net loss	0	(1,066)
Net loss attributable to noncontrolling interest in Rhapsody	(2,910)	2,910
Contribution and other transactions with owners	616	619
Reversal of MTVN’s accretion equity interest in Rhapsody	(6,736)	6,736
Reversal of MTVN’s preferred return in Rhapsody	(3,700)	3,700
Deconsolidation	5,477	0
Unrealized holding losses on short-term and equity investments, net of taxes	0	(70)
Foreign currency translation losses	0	(1,841)
Stock-based transactions and compensation expense, net of taxes	0	11,538

Balances, September 30, 2010	$0	$398,337

Summarized financial information for Rhapsody for the period accounted for under the equity method (in thousands):

	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2011
Statements of Operations Data:
Net revenue	$30,453	$93,508
Gross profit	10,512	29,358
Net loss	(3,064)	(12,211)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets that have been measured at fair value on a recurring basis as of September 30, 2011, and December 31, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,553	$2,553	$0	$0
Corporate notes and bonds	17,998	17,998	0	0
U.S. government agency securities	100	100	0	0
Short-term investments:
Corporate notes and bonds	44,732	44,732	0	0
U.S. government agency securities	35,545	35,545	0	0
Restricted cash equivalents and investments	10,130	10,130	0	0
Available for sale securities:
Publicly traded investments	38,667	38,667	0	0

Total	$149,725	$149,725	$0	$0

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$44,348	$44,348	$0	$0
Corporate notes and bonds	120,984	120,984	0	0
U.S. Government agency securities	3,700	3,700	0	0
Short-term investments:
Corporate notes and bonds	76,157	76,157	0	0
U.S. government agency securities	22,146	22,146	0	0
Restricted cash equivalents and investments	10,000	10,000	0	0
Available for sale securities:
Publicly traded investments	27,541	27,541	0	0

Total	$304,876	$304,876	$0	$0

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

Note 6. Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of September 30, 2011, consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$82,160	$0	$0	$82,160
Money market mutual funds	2,553	0	0	2,553
Corporate notes and bonds	17,998	0	0	17,998
U.S. government agency securities	100	0	0	100

Total cash and cash equivalents	102,811	0	0	102,811

Short-term investments:
Corporate notes and bonds	44,702	90	(60)	44,732
U.S. government agency securities	35,466	90	(11)	35,545

Total short-term investments	80,168	180	(71)	80,277

Total cash, cash equivalents and short-term investments	$182,979	$180	$(71)	$183,088

Restricted cash equivalents and investments	$10,130	$0	$0	$10,130

Cash, cash equivalents, short-term investments, and restricted cash equivalents as of December 31, 2010 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$66,986	$0	$0	$66,986
Money market mutual funds	44,348	0	0	44,348
Corporate notes and bonds	120,984	0	0	120,984
U.S. government agency securities	3,700	0	0	3,700

Total cash and cash equivalents	236,018	0	0	236,018

Short-term investments:
Corporate notes and bonds	75,962	221	(26)	76,157
U.S. government agency securities	22,126	23	(3)	22,146

Total short-term investments	98,088	244	(29)	98,303

Total cash, cash equivalents and short-term investments	$334,106	$244	$(29)	$334,321

Restricted cash equivalents and investments	$10,000	$0	$0	$10,000

At September 30, 2011, and December 31, 2010, restricted cash equivalents and investments represent cash equivalents and short-term investments pledged as collateral against a letter of credit for a total of $10.1 million and $10.0 million, respectively, in connection with lease agreements.

Realized gains or losses on sales of available-for-sale securities for the quarters and nine month periods ended September 30, 2011 and 2010, were not significant.

Changes in estimated fair values of short-term investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The contractual maturities of short-term investments at September 30, 2011, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Within one year	$30,740	$30,781
Between one year and five years	49,428	49,496

Total short-term investments	$80,168	$80,277

Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns

Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2010	$1,529	$1,039
Additional charged to expenses	423	688
Amounts written off	(705)	(1,080)

Balances, September 30, 2011	$1,247	$647

No customers accounted for 10% or more of trade accounts receivable as of September 30, 2011. As of December 31, 2010, one customer accounted for 15% of trade accounts receivable. No one customer accounted for more than 10% of total revenue during the quarters and nine months ended September 30, 2011 and 2010.

Note 8. Available for Sale Securities

As of September 30, 2011 and December 31, 2010, the carrying value of the Company’s equity investments in publicly traded companies consisted primarily of J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These equity investments are accounted for as available for sale. Although the fair value of the available for sale securities was $38.7 million at September 30, 2011, there can be no assurance that any gain can be realized through the disposition of these shares.

Summary of available for sale securities is as follows (in thousands):

	September 30, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
Available for sale securities	$10,765	$38,667	$10,765	$27,541

Note 9. Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net
Customer relationships	$29,134	$23,955	$5,179
Developed technology	28,531	25,836	2,695
Patents, trademarks and tradenames	5,227	5,182	45
Service contracts and other	6,121	5,991	130

Total other intangible assets, September 30, 2011	$69,013	$60,964	$8,049

Total other intangible assets, December 31, 2010	$66,831	$59,879	$6,952

Amortization expense related to other intangible assets during the quarter and nine months ended September 30, 2011 was $1.2 million and $3.0 million, respectively. Amortization expense related to other intangible assets during the quarter and nine months ended September 30, 2010 was $1.2 million and $3.7 million, respectively.

As of September 30, 2011, estimated future amortization of other intangible assets is as follows (in thousands):

2011 (remaining three months)	$1,066
2012	3,883
2013	2,406
2014	387
2015	307

Total	$8,049

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value. The Company did not record any impairment to long-lived assets during the quarter or nine months ended September 30, 2011 or 2010.

Note 10. Goodwill

Changes in goodwill are as follows (in thousands):

Balances, December 31, 2010	$4,960
Increases from acquisitions	1,385
Effects of foreign currency translation	(285)

Balances, September 30, 2011	$6,060

Goodwill is assigned to the Company’s segments as follows (in thousands):

	September 30, 2011	December 31, 2010
Core products	$731	$0
Emerging products	580	0
Games	4,749	4,960

Total goodwill	$6,060	$4,960

In accordance with ASC 350 Intangibles – Goodwill and Other, goodwill is required to be tested for impairment annually and also if there is an event or change in conditions that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual goodwill impairment test during its fiscal fourth quarter. No impairments were recognized in the quarter or nine months ended September 30, 2011.

Note 11. Accrued and Other Liabilities

Accrued and other liabilities consist of (in thousands):

	September 30, 2011	December 31, 2010
Royalties and other fulfillment costs	$24,143	$30,190
Employee compensation, commissions and benefits	12,970	19,353
Sales, VAT and other taxes payable	12,787	13,104
Deferred tax liabilities - current	9,919	12,162
Other	10,288	10,893

Total accrued and other liabilities	$70,107	$85,702

Note 12. Restructuring and Other Charges

Restructuring and other charges consist of costs associated with the realignment and reorganization of the Company’s operations and primarily include separation costs for employees, including severance, and other benefits. Included in restructuring and other costs for the nine-month period ended September 30, 2011 are separation costs of approximately $2.8 million related to the resignation of the Company’s Chief Executive Officer, of which approximately $2.0 million was severance and $0.8 million was non-cash charges related to accelerated vesting of stock options.

A summary of activity for accrued restructuring and other charges is as follows (in thousands):

Accrued restructuring and other charges, December 31, 2010	$652
Plus additional restructuring and other charges	7,850
Less non-cash stock-based compensation charges included in restructuring and other charges	(836)
Less amounts paid	(7,524)

Accrued restructuring and other charges, September 30, 2011	$142

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

A summary of activity for accrued loss on excess office facilities is as follows (in thousands):

Accrued loss on excess office facilities, December 31, 2010	$4,524
Less amounts paid, net of sublease income	(839)
Current period accrued sublease income estimate revision	(174)

Accrued loss on excess office facilities, September 30, 2011	3,511
Less current portion	(1,053)

Accrued loss on excess office facilities, non-current portion	$2,458

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) available to common shareholders:
Net income (loss) attributable to common shareholders	$(5,182)	$24,523	$(24,336)	$1,844
Less termination of MTVN’s preferred return in Rhapsody	0	0	0	3,700

Net income (loss) available to common shareholders	$(5,182)	$24,523	$(24,336)	$5,544

Shares used to compute diluted net income (loss) per share available to common shareholders:
Weighted average common shares outstanding used to compute basic net income (loss) per share available to common shareholders	34,199	33,905	34,081	33,826
Dilutive stock options and restricted stock	0	537	0	732

Shares used to compute diluted net income (loss) per share available to common shareholders	34,199	34,442	34,081	34,558

Basic net income (loss) per share available to common shareholders	$(0.15)	$0.72	$(0.71)	$0.16
Diluted net income (loss) per share available to common shareholders	$(0.15)	$0.71	$(0.71)	$0.16

During the quarter and nine months ended September 30, 2011, 5.9 million and 6.0 million shares of common stock, respectively, potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect. During the quarter and nine months ended September 30, 2010, 5.1 million and 4.3 million shares of common stock, respectively, potentially issuable from stock options were excluded from the calculation of diluted net income per share because of their antidilutive effect.

Note 15. Commitments and Contingencies

Borrowing Arrangements. The Company’s subsidiary, WiderThan, uses electronic promissory notes issued by a Korean domestic bank with an aggregate line of credit of up to $2.1 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets. In general, the term of the arrangement is one year, with renewal in April of each year. The arrangement may be renewed in writing by mutual agreement between WiderThan and the bank. WiderThan is not subject to any financial or other restrictive covenants under the terms of this arrangement. As of September 30, 2011, WiderThan had $0.4 million outstanding on this promissory note and other guarantees.

Litigation. On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including the Company’s partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. The Company agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that is claimed to be owed by the Company. On August 27, 2007, the Company’s motion to transfer this matter to the U.S. District Court for the District of New Jersey was granted. The parties briefed claim construction, but the case was subsequently stayed pending reexamination of the patents at issue. On December 10, 2009, the U.S. Patent and Trademark Office issued notice of its intent to issue reexamination certificates for the patents in suit. The District Court lifted the stay on the litigation on January 29, 2010 and discovery has resumed. On September 28, 2011, the District Court held a claims construction hearing but has not yet issued a ruling. The Company disputes the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against the Company’s partners. The Company is unable to provide meaningful quantification of how the final resolution of this litigation may impact its future consolidated financial statements.

The Company has also been involved in a proceeding in the U.S. District Court for the Southern District of New York to determine a royalty rate for the public performance of music contained in the American Society of Composers, Authors and Publishers (ASCAP) catalogue. In April 2008, the District Court issued a preliminary ruling that sets forth, among other things, a methodology to be used to calculate the royalties owed to ASCAP and subsequently issued additional rulings. After working with ASCAP to make a final determination of amounts due under the District Court’s rulings, the Company reached a partial agreement with ASCAP on January 12, 2009. The Company appealed some aspects of the District Court’s rulings that underlie the agreement, arguing that the District Court had adopted an improper formula for establishing royalty rates. ASCAP also appealed the District Court’s ruling, arguing that the district court should have ruled that all transmissions of content downloads constituted public performances. On September 28, 2010, the U.S. Court of Appeals for the Second Circuit issued an opinion substantially ruling in favor of each of the Company’s positions that were on appeal. On the public performance issue, the Second Circuit ruled that delivering a download is neither a “performance” nor “public,” and therefore ASCAP is not entitled to any royalties for such downloads. ASCAP sought leave to appeal the Second Circuit’s decision on the public performance issue to the United States Supreme Court, but the Supreme Court denied certorari on October 3, 2011. The Second Circuit agreed with the Company that the formula adopted by the District Court for establishing royalties was unreasonable and unsupported, and directed the District Court to establish new rates that reflect the “varying nature and scope” of the Company’s music use. These rates are relevant to the Company’s operation of the Rhapsody music business prior to the completion of its restructuring at the end of the first quarter of 2010. The rates are also relevant to the ongoing business of Rhapsody in which the Company continues to hold an approximate 47% interest. The case was remanded to the District Court for a new trial to re-determine royalty rates, but on September 29, 2011, the Company, Rhapsody and ASCAP finalized the terms of a settlement agreement. Under the terms of the settlement, the Company owes ASCAP no further payments for performances of ASCAP music during the applicable time period.

From time to time the Company is, and expects to continue to be, subject to legal proceedings, governmental investigations, and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company is not aware of any other legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against actual or potential third-party claims. In addition, given the broad distribution of some of the Company’s consumer products, any individual claim related to those products could give rise to liabilities that may be material to the Company. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s consolidated financial statements.

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

Segment operating income (loss) for the quarters and nine months ended September 30, 2011 and 2010, are as follows (in thousands):

Core Products

	Quarter Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$50,705	$51,870	$(1,165)	(2)%	$144,547	$154,815	$(10,268)	(7)%
Cost of revenue	22,492	22,230	262	1	62,829	58,054	4,775	8

Gross profit	28,213	29,640	(1,427)	(5)	81,718	96,761	(15,043)	(16)
Gross margin	55%	57%			57%	63%
Operating expenses	19,398	19,772	(374)	(2)	57,958	66,366	(8,408)	(13)

Operating income (loss)	$8,815	$9,868	$(1,053)	(11)%	$23,760	$30,395	$(6,635)	(22)%

Emerging Products

	Quarters Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$10,764	$8,778	$1,986	23%	$34,616	$29,203	$5,413	19%
Cost of revenue	3,913	1,076	2,837	264	8,431	5,944	2,487	42

Gross profit	6,851	7,702	(851)	(11)	26,185	23,259	2,926	13
Gross margin	64%	88%			76%	80%
Operating expenses	8,884	6,059	2,825	47	28,144	20,694	7,450	36

Operating income (loss)	$(2,033)	$1,643	$(3,676)	(224)%	$(1,959)	$2,565	$(4,524)	(176)%

Games

	Quarters Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$22,945	$25,784	$(2,839)	(11)%	$76,304	$84,165	$(7,861)	(9)%
Cost of revenue	7,197	6,279	918	15	23,771	21,210	2,561	12

Gross profit	15,748	19,505	(3,757)	(19)	52,533	62,955	(10,422)	(17)
Gross margin	69%	76%			69%	75%
Operating expenses	14,159	17,092	(2,933)	(17)	46,184	60,695	(14,511)	(24)

Operating income (loss)	$1,589	$2,413	$(824)	(34)%	$6,349	$2,260	$4,089	181%

Music

	Quarters Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$0	$0	$0	0	$0	$35,733	$(35,733)	(100)%
Cost of revenue	0	0	0	0	0	21,864	(21,864)	(100)

Gross profit	0	0	0	0	0	13,869	(13,869)	(100)
Gross margin						39%
Operating expenses	0	0	0	0	0	13,911	(13,911)	(100)

Operating loss	$0	$0	$0	0	$0	$(42)	$42	(100)%

Corporate

	Quarters Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cost of revenue	(1,786)	1,125	(2,911)	(259)	(483)	1,946	(2,429)	(125)
Operating expenses	13,640	16,949	(3,309)	(20)	42,566	73,738	(31,172)	(42)

Operating income (loss)	$(11,854)	$(18,074)	$6,220	(34)%	$(42,083)	$(75,684)	$33,601	(44)%

The Company’s customers consist primarily of consumers and corporations located in the U.S., Europe and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$38,969	$46,874	$125,422	$179,775
Europe	18,059	17,504	56,043	59,302
Rest of the world	27,386	22,054	74,002	64,839

Total net revenue	$84,414	$86,432	$255,467	$303,916

Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	September 30, 2011	December 31, 2010
United States	$41,240	$43,655
Republic of Korea	4,409	5,659
Europe	3,025	3,069
Rest of the world	5,550	2,900

Total long-lived assets	$54,224	$55,283

Net assets including minority interest by geographic location are as follows (in thousands):

	September 30, 2011	December 31, 2010
United States	$207,452	$352,341
Republic of Korea	4,919	12,374
Europe	41,495	33,029
Rest of the world	19,222	15,001

Total net assets	$273,088	$412,745

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

Following the restructuring transactions, the Company is obligated to provide Rhapsody with a reduced amount of support services. These support services are expected to be completed in the first half of 2012 unless earlier terminated by Rhapsody. The support services include information technology and limited operational support provided directly to Rhapsody. The amount charged for these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spend on providing services to Rhapsody. RealNetworks allocates the cost of providing these support services and records such allocation as a reduction to the related expense in the period for which it was incurred. During the quarter and nine months ended September 30, 2011 the Company charged Rhapsody $0.2 million and $2.0 million, respectively, for the support services. At September 30, 2011, the Related Party Receivable – Rhapsody of $0.4 million included these charges.

Transactions with LoEn Entertainment, Inc. During the fourth quarter of 2008, the Company paid $9.9 million to acquire approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). The Company paid market price for approximately 2.8 million common shares of LoEn which are traded on the Korean Securities Dealers Automated Quotations. The Company’s investment in LoEn is treated as an available for sale investment of a public company and is marked-to-market each period with resulting gains/losses recognized in equity as unrealized holding gains/losses on investment. During the quarters ended September 30, 2011 and 2010, the Company recorded revenue from LoEn of approximately $7.0 million and $4.5 million, respectively. During the nine month periods ended September 30, 2011 and 2010, the Company recorded revenue from LoEn of approximately $15.6 million and $12.0 million, respectively. This revenue consisted primarily of sales of application service provider services, which includes sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, the Company also recorded accounts receivable of approximately $3.4 million as of September 30, 2011. Accounts payable and cost of revenue balances associated with LoEn as of and for the quarters and nine month periods ended September 30, 2011 and 2010, were nominal.

Note 18. Income Taxes

As of September 30, 2011, there have been no material changes to the Company’s uncertain tax positions disclosures as provided in Note 15 to the Company’s audited financial statements included in the Company’s 2010 Annual Report on Form 10-K. The Company currently anticipates the closure of foreign income tax examinations in the next twelve months that may reduce total unrecognized tax benefits by an amount up to $9.3 million as a result of the successful defense of the Company’s positions, the settlement and payment of a liability, or a combination thereof.

Historically, the Company has not provided for U.S. deferred income taxes or withholding taxes on certain foreign subsidiaries’ undistributed earnings. These earnings are intended to be permanently reinvested in operations outside of the U.S. As part of the Company’s decision to pay the special cash dividend and to effect the reverse stock split in August 2011, the Company expects to repatriate some of its foreign subsidiaries’ undistributed earnings. This planned repatriation is a one-time change in the Company’s assertion on foreign subsidiaries’ undistributed earnings, as the Company otherwise intends to reinvest undistributed future earnings outside of the U.S. indefinitely.

As of September 30, 2011, approximately $65.6 million of the $183.1 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. The Company expects to repatriate a significant portion of the cash held by its foreign subsidiaries in future periods, likely on or around December 31, 2011. The Company believes repatriation of these funds will result in additional taxable income. The Company currently has significant net operating losses and other tax attributes that will be used to offset the potential U.S. income tax that will result when these amounts are distributed to the U.S. As such, the Company does not anticipate a material U.S. tax impact on the repatriation of such funds as of September 30, 2011, and will provide for, and disclose, the tax impact of such amounts in the consolidated financial statements in the quarter ending December 31, 2011.

The cumulative amount of permanently reinvested foreign subsidiaries’ funds, in addition to certain future foreign subsidiaries’ earnings, are intended to be reinvested permanently outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

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

•	our plans to repatriate some of the cash held by our foreign subsidiaries in a tax efficient manner;

•	the expected benefits and other consequences from restructuring Rhapsody and from our other strategic initiatives;

•	our expected introduction of new and enhanced products, services and technologies across our businesses;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact our businesses;

•	the continuation and expected nature of certain customer relationships;

•	impacts of competition and certain customer relationships on the future financial performance and growth of our businesses;

•	the effects of U.S. and foreign income and other taxes on our business, prospects, financial condition or results of operations; and

•	the effect of economic and market conditions on our business, prospects, financial condition or results of operations.

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

Since the quarter ended September 30, 2010, we report our results in the following reporting segments: (1) Core Products, (2) Emerging Products and (3) Games. We present financial results from our former Music segment on a historical basis only. The Music segment primarily included the financial results and operating performance of our Rhapsody joint venture, which was restructured as of March 31, 2010. In addition, we report common overhead expenses and stock compensation costs in the aggregate as corporate expenses and, therefore, these expenses are not reflected in the financial and operating results of our business segments. The historical financial information presented in this report has been adjusted to reflect the new segments and the new corporate expense presentation.

During 2010 and continuing into the first part of 2011, we implemented a significant restructuring of our business, which affected our year-over-year results for the quarter and nine months ended September 30, 2011. As part of these activities we restructured our Rhapsody joint venture, and as of March 31, 2010, no longer consolidate its results in our financial statements. We also implemented other significant internal restructuring measures, including reductions in personnel and facilities and the discontinuance or de-emphasis of certain unprofitable products and service offerings, while continuing to invest in major business initiatives.

Condensed consolidated results of operations for the quarter and nine month periods ended September 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue
Core Products	$50,705	$51,870	$(1,165)	(2)%	$144,547	$154,815	$(10,268)	(7)%
Emerging Products	10,764	8,778	1,986	23	34,616	29,203	5,413	19
Games	22,945	25,784	(2,839)	(11)	76,304	84,165	(7,861)	(9)
Music	0	0	0	0	0	35,733	(35,733)	(100)

Total revenue	84,414	86,432	(2,018)	(2)	255,467	303,916	(48,449)	(16)
Cost of revenue	31,816	30,710	1,106	(4)	94,548	109,018	(14,470)	(13)

Gross profit	52,598	55,722	(3,124)	(6)	160,919	194,898	(33,979)	(17)
Gross margin	62%	64%			63%	64%
Operating expenses	56,081	59,872	(3,791)	(6)	174,852	235,404	(60,552)	(26)

Operating income (loss)	$(3,483)	$(4,150)	$667	(16)%	$(13,933)	$(40,506)	$26,573	(66)%

In the quarter ended September 30, 2011, our total consolidated revenue declined by $2.0 million, compared with the year-earlier period. The reduction in revenue largely resulted from reduced SaaS and subscription revenue in our Core Products segment and a decline in revenue in our Games segment. These declines were partially offset by an increase in revenue from our Emerging Products segment. Notwithstanding the decline in total revenue, cost of revenue increased by approximately $1.1 million from the year earlier quarter due to increases within our Emerging Products and Games segments. This increase was substantially offset by a decrease of approximately $4.2 million due to a change of estimates in our accrued royalties. We reduced operating expenses by $3.8 million in the quarter ended September 30, 2011, compared with the same period in 2010, principally through reduced personnel expenses and lower restructuring charges.

In the nine months ended September 30, 2011, our total consolidated revenue declined by $48.5 million, compared with the year-earlier period. The reduction in revenue was largely a result of the deconsolidation of our Rhapsody joint venture as of March 31, 2010. Further contributing to the decline in revenue was reduced SaaS and subscription revenue in our Core Products segment and a decline in Games revenue. Cost of revenue decreased by $14.5 million compared with the year earlier period due primarily to the deconsolidation of our Rhapsody joint venture, the extinguishment of certain accrued royalties and a change of estimates in our accrued royalties. We reduced operating expenses by $60.6 million in the nine months ended September 30, 2011, compared with the same period in 2010, principally through reduced personnel expenses, lower costs resulting from the Rhapsody deconsolidation, lower restructuring charges and losses on excess office facilities. In addition, we received an insurance settlement reimbursement of $6.4 million related to previously settled litigation that further reduced operating expenses in the nine months ended September 30, 2011.

See “Segment Operating Results” below for more information and discussion regarding changes in the operating results for each of our reporting segments for the quarter and nine months ended September 30, 2011.

Segment Operating Results

Core Products

The Core Products segment primarily generates revenue and incurs costs from the sales of SaaS services, such as ringback tones, inter-carrier messages, music on demand and video on demand; professional services and system integration services to carriers and mobile handset companies; sales of licenses of our software products such as Helix for handsets; and consumer subscriptions such as SuperPass and international radio subscriptions. Core Products segment results of operations for the quarter and nine months ended September 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$50,705	$51,870	$(1,165)	(2)%	$144,547	$154,815	$(10,268)	(7)%
Cost of revenue	22,492	22,230	262	1	62,829	58,054	4,775	8

Gross profit	28,213	29,640	(1,427)	(5)	81,718	96,761	(15,043)	(16)
Gross margin	55%	57%			57%	63%
Operating expenses	19,398	19,772	(374)	(2)	57,958	66,366	(8,408)	(13)

Operating income (loss)	$8,815	$9,868	$(1,053)	(11)%	$23,760	$30,395	$(6,635)	(22)%

Total Core Products revenue decreased by $1.2 million in the quarter ended September 30, 2011, compared with the year-earlier period, due to reduced service revenue from our SaaS offerings of $1.5 million. Our SaaS revenue in the United States declined $4.5 million due primarily to lower intercarrier messaging contract prices as well as declines in transaction volume in our other SaaS services. This was partially offset by increased SaaS revenue in our rest of world markets due to increased transaction volume as well as the addition of several new carrier customers. In addition, subscription revenue, mainly from SuperPass, declined by $1.3 million compared with the same period in 2010 resulting primarily from a decline in the number of subscribers. Further contributing to the decrease was a decline of $1.2 million in technology license sales. Partially offsetting these declines was an increase in systems integration revenue of $2.9 million.

Total Core Products revenue decreased by $10.3 million in the nine months ended September 30, 2011, compared with the year-earlier period, due primarily to reduced service revenue from our SaaS offerings of $6.8 million. The decline in SaaS revenue was mainly due to lower intercarrier messaging contract prices, resulting in a decline of $6.3 million. In addition, subscription revenue, mainly from SuperPass, declined by $3.3 million during the nine months ended September 30, 2011, compared with the same period in 2010 due primarily to a decline in the number of subscribers. Further contributing to the decrease was a decline of $3.9 million in license sales. Partially offsetting these declines was an increase in systems integration revenue of $3.8 million.

Cost of revenue increased slightly in the quarter ended September 30, 2011, compared with the year-earlier period. During the quarter, costs related to sales of systems integrations increased by approximately $2.0 million. This increase was partially offset by a change of estimates in our accrued royalties, which resulted in a reversal of royalty expense associated with our SuperPass product.

Cost of revenue increased by $4.8 million in the nine months ended September 30, 2011, compared with the year-earlier period principally due to increased costs related to sales of systems integrations of approximately $2.9 million. There were also increased costs of approximately $4.2 million associated with personnel working on the delivery of our SaaS services to an expanded number of carrier customers. These increases were partially offset by the change of estimates in our accrued royalties, which resulted in a reversal of royalty expense associated with our SuperPass product. Gross margins declined for the quarter and nine months ended September 30, 2011, mainly due to declines in intercarrier messaging revenue and SuperPass revenue, which are higher margin services.

Operating expenses declined by $8.4 million in the nine months ended September 30, 2011, compared with the year-earlier period, primarily due to reductions in personnel and related costs that resulted from our restructuring efforts.

Emerging Products

The Emerging Products segment primarily generates revenue and incurs costs from sales of RealPlayer and its related products, such as the distribution of third-party software products, advertising on RealPlayer websites, and sales of RealPlayerPlus software licenses to consumers. Also included within the Emerging Products segment is the cost to build and develop new product offerings for consumers and business customers, including Unifi. Emerging Products segment results of operations for the quarter and nine months ended September 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$10,764	$8,778	$1,986	23%	$34,616	$29,203	$5,413	19%
Cost of revenue	3,913	1,076	2,837	264	8,431	5,944	2,487	42

Gross profit	6,851	7,702	(851)	(11)	26,185	23,259	2,926	13
Gross margin	64%	88%			76%	80%
Operating expenses	8,884	6,059	2,825	47	28,144	20,694	7,450	36

Operating income (loss)	$(2,033)	$1,643	$(3,676)	(224)%	$(1,959)	$2,565	$(4,524)	(176)%

Total Emerging Products revenue increased by $2.0 million in the quarter ended September, 30, 2011, compared with the year-earlier period. Higher unit sales of our RealPlayer Plus software contributed approximately $1.1 million to the increase during the quarter ended September 30. 2011. This increase was primarily attributable to our marketing efforts to increase distribution of RealPlayer.

Total Emerging Products revenue increased by $5.4 million in the nine months ended September 30, 2011, compared with the year-earlier period. Higher unit sales of our RealPlayer Plus software and higher distribution of third-party software products contributed approximately $3.4 million and $2.1 million, respectively, to the increase during the period.

Cost of revenue increased for the quarter and nine months ended September 30, 2011, mainly due to increases in costs related to certain advertising agreements as well as increased costs to provide our new products.

Operating expenses increased by $2.8 million and $7.5 million in the quarter and nine months ended September 30, 2011, respectively, compared with the year-earlier periods primarily due to increased marketing expense to drive the distribution of RealPlayer and related third-party software as well as the development of new products.

Games

The Games segment primarily generates revenue and incurs costs from the creation, distribution and sales of games licenses, online games subscription services, advertising on game sites and social network sites, games syndication services, microtransactions from online and social games, and sales of mobile games. Games segment results of operations for the quarter and nine months ended September 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$22,945	$25,784	$(2,839)	(11)%	$76,304	$84,165	$(7,861)	(9)%
Cost of revenue	7,197	6,279	918	15	23,771	21,210	2,561	12

Gross profit	15,748	19,505	(3,757)	(19)	52,533	62,955	(10,422)	(17)
Gross margin	69%	76%			69%	75%
Operating expenses	14,159	17,092	(2,933)	(17)	46,184	60,695	(14,511)	(24)

Operating income (loss)	$1,589	$2,413	$(824)	(34)%	$6,349	$2,260	$4,089	181%

Total Games revenue decreased by $2.8 million in the quarter ended September 30, 2011, compared with the year-earlier period. Lower revenue from our subscription products and a decline in the distribution of third-party software contributed approximately $1.0 million and $1.1 million, respectively, to the decline during the period. The decline in subscription revenue was due to fewer subscribers compared with the year-earlier period. The decline in distribution of third party software was due to reduced traffic to our games properties. Further contributing to the decline was lower license revenue of $1.0 million primarily due to a decrease in the number of games sold through our games syndication services.

Total Games revenue decreased by $7.9 million in the nine months ended September 30, 2011, compared with the year-earlier period. The decline was due to lower revenue from our subscription products of $3.2 million as a result of fewer subscribers. In addition, distribution of third party software declined by $2.8 million due to reduced traffic to our games properties. Further contributing to the decline was lower license revenue of $2.3 million primarily due to a decrease in the number of games sold through our games syndication services.

Cost of revenue increased by $0.9 million and $2.6 million in the quarter and nine months ended September 30, 2011, respectively, compared with the year-earlier periods. The increases were due primarily to higher costs associated with distribution of third party games and increased personnel costs related to the delivery of our games products and services. Gross margins decreased for the quarter and nine months ended September 30, 2011, due to lower subscription revenue and lower distribution of third party software, both of which have higher margins.

Operating expenses declined by $2.9 million and $14.5 million in the quarter and nine months ended September 30, 2011, respectively, compared with the year-earlier period. The decreases were primarily due to reductions in personnel and related costs of approximately $1.6 million and $6.8 million in the quarter and nine months ended September 30, 2011, respectively. In addition, depreciation expense, related to our Games technology platform, decreased by $3.0 million in the nine months ended September 30, 2011.

Music

Music segment results of operations for the quarter and nine months ended September 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue	$0	$0	$0	0	$0	$35,733	$(35,733)	(100)%
Cost of revenue	0	0	0	0	0	21,864	(21,864)	(100)

Gross profit	0	0	0	0	0	13,869	(13,869)	(100)
Gross margin						39%
Operating expenses	0	0	0	0	0	13,911	(13,911)	(100)

Operating loss	$0	$0	$0	0	$0	$(42)	$42	(100)%

On March 31, 2010, we completed the restructuring of Rhapsody, which resulted in our ownership interest of Rhapsody decreasing to approximately 47% and the loss of our operating control over Rhapsody. Our revenue for the first quarter of 2010 includes results from Rhapsody’s operations. Beginning with the second quarter of 2010, Rhapsody’s revenue and other operating results are no longer consolidated within our condensed consolidated financial statements, and we are not recording any operating or other financial results for our Music segment. We now report our share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income (expenses), net.” Our share of Rhapsody’s losses for the quarter and nine months ended September 30, 2011 was $1.4 million and $5.7 million, respectively.

Corporate

Certain corporate-level activity is not allocated to our segments, including costs of the following: general and administrative functions and activities related to information technology, procurement activities, corporate headquarters, legal settlements and contingencies, stock compensation, losses on excess office facilities and employee severance costs. Corporate segment results of operations for the quarter and nine months ended September 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Cost of revenue	$(1,786)	$1,125	$(2,911)	(259)%	$(483)	$1,946	$(2,429)	(125)%
Operating expenses	13,640	16,949	(3,309)	(20)	42,566	73,738	(31,172)	(42)

Operating income (loss)	$(11,854)	$(18,074)	$6,220	(34)%	$(42,083)	$(75,684)	$33,601	(44)%

Cost of revenue declined by $2.9 million and $2.4 million in the quarter and nine months ended September 30, 2011, respectively, compared with the earlier periods. The majority of the decline was the result of a change of estimates in our accrued royalties, which resulted in a reversal of approximately $2.8 million in royalty expense primarily associated with our historical music business in the quarter and nine months ended September 30, 2011.

Operating expenses decreased by $3.3 million in the quarter ended September 30, 2011, compared with the year-earlier period. The decrease compared with the prior period was due to lower restructuring charges and loss of excess office facility charges related to our corporate headquarters in Seattle and our offices in Europe and Asia of $1.0 million. Lower personnel costs of $1.4 million as a result of our restructuring efforts also contributed to the decrease.

Operating expenses decreased by $31.2 million in the nine months ended September 30, 2011, compared with the year-earlier period. The decrease was due in part to lower restructuring charges and loss on excess office facilities of approximately $11.2 million as well as a reduction in personnel and related costs and professional services expense of approximately $10.0 million in the nine months ended September 30, 2011, compared with the year-earlier period. The remaining decrease in operating expenses in the nine months ended September 30, 2011 was due in part to a benefit from an insurance reimbursement of $6.4 million related to previously settled litigation, which is accounted for as a reduction to operating expenses.

Consolidated Operating Expenses

Consolidated operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, restructuring and related charges, impairments of goodwill and losses on excess office facilities. To date, all research and development costs have been expensed as incurred because technological feasibility for software products is generally not established until substantially all development is complete. Operating expenses and changes for the quarters and nine months ended September 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Research and development	$16,496	$19,517	$(3,021)	(15)%	$54,200	$81,775	$(27,575)	(34)%
Sales and marketing	28,625	26,321	2,304	9	85,958	91,530	(5,572)	(6)
Advertising with related party	0	0	0	0	0	1,065	(1,065)	(100)
General and administrative	10,522	12,640	(2,118)	(17)	27,018	42,151	(15,133)	(36)
Restructuring and other charges	438	1,080	(642)	(60)	7,850	11,487	(3,637)	(32)
Loss (gain) on excess office facilities	0	314	(314)	(100)	(174)	7,396	(7,570)	(102)

Total consolidated operating expenses	$56,081	$59,872	$(3,791)	(6)%	$174,852	$235,404	$(60,552)	(26)%

Research and development expenses decreased by $3.0 million in the quarter ended September 30, 2011, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of approximately $1.8 million and lower professional services of $1.1 million, all resulting from our restructuring activities.

Research and development expenses decreased by $27.6 million in the nine months ended September 30, 2011, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of approximately $16.8 million as well as a decrease in depreciation expense related to our Games technology platform of $3.0 million. In addition, the removal of Rhapsody’s operating expenses from our consolidated financial results beginning April 1, 2010, contributed approximately $3.8 million to the decline.

Sales and marketing expenses increased by $2.3 million in the quarter ended September 30, 2011, compared with the year-earlier period. The increase during the quarter was primarily due to an increase in marketing expenses of $2.4 million for RealPlayer.

Sales and marketing expenses decreased by $5.6 million in the nine months ended September 30, 2011, compared with the year-earlier period. The decrease during the nine-month period was due primarily to the removal of Rhapsody’s operating expenses of $8.8 million from our consolidated financial results beginning April 1, 2010. All of the historical costs associated with “Advertising with related party” were included within our Music segment as discussed in “Segment Operating Results – Music” above. Also contributing to the overall decrease of sales and marketing expenses was a decrease in personnel and related costs of approximately $3.0 million due to our restructuring activities. These decreases in sales and marketing costs were partially offset by an increase in marketing expenses of $6.5 million for RealPlayer, as well as an increase in professional services expense of $2.5 million.

General and administrative expenses decreased by $2.1 million in the quarter ended September 30, 2011, compared with the year-earlier period due to our restructuring activities, of which approximately $1.5 million related to lower personnel and professional services expense.

General and administrative expenses decreased by $15.1 million in the nine months ended September 30, 2011, compared with the year-earlier period primarily due to an insurance reimbursement of $6.4 million related to previously settled litigation and a reduction in personnel and related costs of $5.8 million.

Restructuring and other charges consist of costs associated with the realignment and reorganization of our business operations and primarily include separation costs for employees, including severance, and other benefits. For the nine months ended September 30, 2011, we recorded $7.9 million in restructuring and other charges that included separation costs of approximately $2.8 million related to the resignation of our Chief Executive Officer, of which approximately $2.0 million was severance and $0.8 million was non-cash charges related to accelerated vesting of stock options.

Loss on excess office facilities represent the reduction in the use of our current office space in our headquarters in Seattle, as well as our other offices in Europe in connection with the reorganization of our business and operational structure, including the restructuring of Rhapsody. For the nine months ended September 30, 2010, the estimated loss on excess office facilities, including the write-down of leasehold improvements, was approximately $7.1 million. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants which are updated from time to time as deemed necessary.

Other Income (Expenses), Net

Other income (expenses), net consists primarily of the following: interest income on our cash, cash equivalents, and short-term investments, our equity in net loss of Rhapsody and other equity method investments and our gain on deconsolidation of Rhapsody. Other income (expenses), net for the quarter and nine months ended September 30, 2011 and 2010, are as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Interest income, net	$672	$1,074	$(402)	(37)%	$1,362	$2,005	$(643)	(32)%
Equity in net loss of Rhapsody and other equity method investments	(1,440)	(6,142)	4,702	(77)	(5,739)	(11,569)	5,830	(50)
Loss on sale of equity investments, net	0	0	0	0	0	(50)	50	(100)
Gain on deconsolidation of Rhapsody	0	0	0	0	0	10,929	(10,929)	(100)
Other income (expense), net	(228)	(206)	(22)	11	(661)	887	(1,548)	(175)

Total other income (expense), net	$(996)	$(5,274)	$4,278	(81)%	$(5,038)	$2,202	$(7,240)	(329)%

Total other income (expense), net increased by $4.3 million in the quarter ended September 30, 2011, compared with the year-earlier period. The increase during the quarter ended was primarily due to the reduction in loss of $4.7 million in our equity method investment in Rhapsody.

Total other income (expense), net decreased by $7.2 million in the nine months ended September 30, 2011, compared with the year-earlier period. The decrease during the nine-month period was primarily due to a $10.9 million one-time gain on the deconsolidation of Rhapsody in 2010, partially offset by the decline in equity loss for our investment in Rhapsody of $5.8 million.

Since March 31, 2010, we do not hold a controlling interest in Rhapsody and we no longer consolidate Rhapsody’s results with our own. We now account for our ownership interest in Rhapsody as an equity method investment.

Income Taxes

During the quarters ended September 30, 2011 and 2010, we recognized income tax expense of $0.7 million and income tax benefit of $33.9 million, respectively, related to U.S. and foreign income taxes. During the nine months ended September 30, 2011 and 2010, we recognized income tax expense of $5.4 million and income tax benefit of $37.2 million, respectively, related to U.S. and foreign income taxes. The increase in income tax expense and the change in income tax expense as a percentage of pre-tax loss during the quarter and nine months ended September 30, 2011, was largely the result of a reduction in unrecognized tax benefits in the prior period and a change in our jurisdictional income mix.

As of September 30, 2011, there have been no material changes to our uncertain tax positions disclosures as provided in Note 15 to our audited financial statements included in our 2010 Annual Report on Form 10-K. We currently anticipate the closure of foreign income tax examinations in the next twelve months that may reduce our total unrecognized tax benefits by an amount up to $9.3 million as a result of the successful defense of the Company’s positions, the settlement and payment of a liability, or a combination thereof.

The majority of our tax expense is due to income in our foreign jurisdictions as we do not currently benefit from losses in the U.S. We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. For the quarter ended September 30, 2011, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. As such, the effect of differences in foreign tax rates on the Company’s tax expense for the third quarter of 2011 is minimal.

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

Geographic Revenue

Revenue by geographic region is as follows (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
United States	$38,969	$46,874	$(7,905)	(17)%	$125,422	$179,775	$(54,353)	(30)%
Europe	18,059	17,504	555	3	56,043	59,302	(3,259)	(5)
Rest of world	27,386	22,054	5,332	24	74,002	64,839	9,163	14

Total net revenue	$84,414	$86,432	$(2,018)	(2)%	$255,467	$303,916	$(48,449)	(16)%

Revenue in the United States declined by $7.9 million in the quarter ended September 30, 2011, compared with the year-earlier period. The decline was due to reductions in revenue generated from our SaaS offerings of $4.5 million and lower sales of games subscriptions and license sales of approximately $2.5 million. See the section “Segment Operating Results” above for further discussion of these changes.

Revenue in the United States declined by $54.4 million in the nine months ended September 30, 2011, compared with the year-earlier period. The decrease for the nine months ended September 30, 2011 resulted primarily from a loss of revenue of $33.6 million from the deconsolidation of Rhapsody, which generated its revenue primarily in the United States. The decline was also due to reductions in revenue generated from our SaaS offerings of $12.3 million, lower sales of games subscriptions and license sales of approximately $5.3 million and a decrease in revenue from our SuperPass subscription service of $2.8 million. See the section “Segment Operating Results” above for further discussion of these changes.

Revenue in Europe declined $3.3 million in the nine months ended September 30, 2011, compared with the year-earlier period. The decrease in the nine-month period was due primarily to lower licensing revenue from our Core Products segment of $2.5 million. See the section “Segment Operating Results” above for further discussion of these changes.

Revenue in rest of world increased by $5.3 million in the quarter ended September 30, 2011, compared with the year-earlier period. The increase in the quarter ended September 30, 2011 was primarily due to increased systems integration revenue of $2.9 million and revenue generated from our SaaS services of $1.9 million. See the section “Segment Operating Results” above for further discussion of these changes.

Revenue in rest of world increased by $9.2 million in the nine months ended September 30, 2011, compared with the year-earlier period. The increase for the nine months ended September 30, 2011 was primarily due to increased systems integration revenue of $3.8 million and SaaS revenue of $4.5 million due primarily to increased transaction volume as well as several new carrier customers. See the section “Segment Operating Results” above for further discussion of these changes.

License Fees and Service Revenue

We also present our revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
License	$15,344	$15,584	$(240)	(2)%	$50,576	$56,400	$(5,824)	(10)%
Service	69,070	70,848	(1,778)	(3)	204,891	247,516	(42,625)	(17)

Total net revenue	$84,414	$86,432	$(2,018)	(2)%	$255,467	$303,916	$(48,449)	(16)%

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

License fees decreased by $5.8 million in the nine months ended September 30, 2011, compared with the year-earlier period. The deconsolidation of our Music segment contributed $3.9 million to the overall decrease for the nine months ended September 30, 2011. Sales of games during the nine-month period also declined by $3.8 million, partially offset by higher unit sales of RealPlayer Plus of $3.4 million compared with the year-earlier period. See the section “Segment Operating Results” above for further discussion of these changes.

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

Service revenue decreased by $1.8 million in the quarter ended September 30, 2011, compared with the year-earlier period. The decline was due to lower sales of our subscription products of $2.3 million and reduced service revenue from our SaaS offerings of approximately $1.5 million. Partially offsetting these declines was an increase in systems integration revenue of $2.9 million. See the section “Segment Operating Results” above for further discussion of these changes.

Service revenue decreased by $42.6 million in the nine months ended September 30, 2011, compared with the year-earlier period. The deconsolidation of our Music segment contributed $31.8 million to the overall decrease for the nine months ended September 30, 2011. The decline was also due to reduced service revenue from our SaaS offerings of approximately $6.8 million and lower sales of our subscription products of $6.5 million and lower revenue from services associated with our technology licensing products of $2.6 million. Partially offsetting these declines was an increase in systems integration revenue of $3.8 million. See the section “Segment Operating Results” above for further discussion of these changes.

Cost of License Fees and Service Revenue

We also present our cost of revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	Quarters Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
License	$3,458	$3,650	$(192)	(5)%	$13,504	$16,867	$(3,363)	(20)%
Service	28,358	27,060	1,298	5	81,044	92,151	(11,107)	(12)

Total cost of revenue	$31,816	$30,710	$1,106	4%	$94,548	$109,018	$(14,470)	(13)%

Cost of License Fees. Cost of license fees includes royalties paid on the sales of games, amounts paid for licensed technology, amortization of acquired technology, and music royalties paid for periods prior to March 31, 2010.

Cost of license fees decreased by $3.4 million in the nine months ended September 30, 2011, compared with the year-earlier period. The decrease for the nine months ended was primarily due to a one-time expense paid for the rights to use certain technologies within our RealPlayer software in the amount of $1.5 million in the prior period. The deconsolidation of our Music segment contributed $2.7 million to the decline for the nine months ended September 30, 2011. See the section “Segment Operating Results” above for further discussion of these changes.

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

Cost of service revenue increased by $1.3 million in the quarter ended September 30, 2011, compared with the year-earlier period. The increase during the period is primarily due to increased costs related to sales of system integrations within our Core Products segment of approximately $2.0 million. Further contributing to the increase were increased costs within our Emerging Products segment to provide our new products and increased costs related to certain advertising agreements of approximately $1.5 million and $1.8 million, respectively. These increases were partially offset by the change of estimates in our accrued royalties, which resulted in a reversal of approximately $4.2 million in royalty expense primarily associated with our historical music business and our SuperPass product.

Cost of service revenue decreased by $11.1 million in the nine months ended September 30, 2011, compared with the year-earlier period. The deconsolidation of our Music segment contributed $19.2 million to the overall decrease. Further contributing to the decrease were a change in estimates of our accrued royalties and the extinguishment of certain accrued royalties of $5.5 million primarily associated with our historical music business and our SuperPass product. These decreases were partially offset by increases in costs of $7.1 million from delivery of our systems integration and SaaS services to an expanded customer base during the nine months ended September 30, 2011. Further offsetting the decrease of cost of service revenue were increased costs within our Emerging Products segment to provide our new products and increased costs related to certain advertising agreements of approximately $2.2 million and $1.9 million, respectively.

New Accounting Pronouncements

See “Note 2 Recent Accounting Pronouncements” to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding new accounting pronouncements.

Liquidity and Capital Resources

The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	September 30, 2011	December 31, 2010
Working capital	$149,757	$286,315
Cash, cash equivalents, and short-term investments	183,088	334,321
Restricted cash equivalents and investments	10,130	10,000

The following summarizes cash flows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash used in operating activities	$(7,376)	$(36,478)
Cash provided by (used in) investing activities	8,984	(32,066)
Cash provided by (used in) financing activities	(134,796)	2,639

Cash used in operating activities consisted of net loss adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, gain on deconsolidation of Rhapsody, accrued restructuring and other charges and the effect of changes in certain operating assets and liabilities, net of acquisitions and deconsolidation of Rhapsody. Cash used in financing activities primarily consisted of the payment of the special dividend to the holders of our common stock.

Cash used in operating activities in the nine months ended September 30, 2011, was $7.4 million and consisted of (1) a net loss of $24.3 million, (2) adjustments to reconcile the net loss to cash used in operating activities of $26.7 million and (3) cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions and deconsolidation of Rhapsody, of $9.8 million. Adjustments to reconcile the net loss to cash used in operating activities primarily consisted of $12.5 million of depreciation and amortization expense, $9.1 million of stock-based compensation and $5.7 million of equity in the net loss of Rhapsody and other equity investments.

Changes in certain operating assets and liabilities, net of acquisitions and deconsolidation of Rhapsody, in the nine months ended September 30, 2011 primarily consisted of uses of cash from a decrease in accounts payable, accrued and other liabilities of $13.4 million and $17.3 million, respectively. This decrease in accounts payable was primarily related to the timing of certain payments. The decrease in accrued and other liabilities primarily relates to the reduction of accrued royalties due to changes in certain estimates. These uses of cash were partially offset by decreases in accounts receivable, prepaid and other assets of approximately $9.3 million and $11.6 million, respectively. The decrease in accounts receivable was due primarily to the timing of cash receipts. The decrease in prepaid and other assets was due primarily to the amortization of previously deferred costs exceeding amounts deferred in the period.

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

In the nine months ended September 30, 2011, cash provided by investing activities of $9.0 million was due primarily from the sales and maturities, net of purchases, of short-term investments of $18.0 million, offset by purchases of equipment, software and leasehold improvements of $6.0 million and the payment of acquisition costs of $2.9 million. In the nine months ended September 30, 2010, investing activities used cash primarily for payments made in connection with the restructuring of Rhapsody of $18.0 million, purchases of equipment, software, and leasehold improvements of $11.4 million, as well as the $5.8 million payment of acquisition costs for Backstage, net of cash acquired. These uses of cash were partially offset by the repayment of temporary funding upon the deconsolidation of Rhapsody of approximately $5.9 million. Purchases, net of sales and maturities, of short-term investments used cash of $6.5 million during 2010.

Financing activities in the nine months ended September 30, 2011 used cash mainly from the payment of the special dividend to the holders of our common stock of approximately $136.8 million. The payment of the special dividend was based on an analysis of RealNetworks capital structure and the belief that we had excess cash relative to our future operational or strategic needs. Financing activities in 2010 provided cash from the proceeds of sales of (1) common stock under employee stock purchase plans and the exercise of stock options of $1.4 million and (2) payments received from the MTVN marketing note for our Rhapsody joint venture of $1.2 million.

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

As of September 30, 2011, approximately $65.6 million of the $183.1 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. We expect to repatriate a significant portion of the cash held by our foreign subsidiaries in future periods, likely on or around December 31, 2011. We believe repatriation of these funds will result in additional taxable income. We currently have significant net operating losses and other tax attributes that will be used to offset the potential U.S. income tax that will result when these amounts are distributed to the U.S. As such, we do not anticipate a material U.S. tax impact on the repatriation of such funds as of September 30, 2011, and will provide for, and disclose, the tax impact of such amounts in the consolidated financial statements in the quarter ending December 31, 2011.

The cumulative amount of permanently reinvested foreign subsidiaries’ funds, in addition to certain future foreign subsidiaries’ earnings, are intended to be reinvested permanently outside the U.S. If these amounts were distributed to the U.S, in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

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

We recognize revenue on a gross or net basis. In most arrangements, we contract directly with end user customers, and are considered the primary obligor who carries all collectability risk. In such arrangements, we recognize revenue on a gross basis. In some cases, we utilize third-party distributors to sell products or services directly to end user customers and carry no collectability risk. In such instances, we recognize revenue on a net basis.

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

A portion of the revenue related to the sale of software licenses and products, the related support and other services is recorded as unearned due to undelivered elements including, in some cases, post-delivery support and the right to receive unspecified upgrades or enhancements on a when-and-if-available basis. Revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related products’ contract term.

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

Historically, we have not provided for U.S. deferred income taxes or withholding taxes on certain foreign subsidiaries’ undistributed earnings. These earnings are intended to be permanently reinvested in operations outside of the U.S. As a result of the decision to pay the special cash dividend and to effect the reverse stock split in August 2011, we expect to repatriate some of our foreign subsidiaries’ undistributed earnings in future periods. This planned repatriation is a one-time change in our assertion on foreign subsidiaries’ undistributed earnings, as we otherwise intend to reinvest future earnings outside of the U.S. indefinitely.

As of September 30, 2011, approximately $65.6 million of the $183.1 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. We expect to repatriate a significant portion of the cash held by our foreign subsidiaries in future periods, likely on or around December 31, 2011. We believe repatriation of these funds will result in additional taxable income. We currently have significant net operating losses and other tax attributes that will be used to offset the potential U.S. income tax that will result when these amounts are distributed to the U.S. As such, we do not anticipate a material U.S. tax impact on the repatriation of such funds as of September 30, 2011, and will provide for, and disclose, the tax impact of such amounts in the consolidated financial statements in the quarter ending December 31, 2011.

The cumulative amount of permanently reinvested foreign subsidiaries’ funds, in addition to certain future foreign subsidiaries’ earnings, are intended to be reinvested permanently outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.

Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter or nine months ended September 30, 2011. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at September 30, 2011, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income and cash flows by more than a nominal amount.

Investment Risk. As of September 30, 2011, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter and nine months ended September 30, 2011 and 2010, we determined that no other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.

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

We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar from September 30, 2011, would not result in more than a nominal amount of unrealized gain or loss.

Foreign currency transaction gains and losses were not material for the quarter or nine month periods ended September 30, 2011 and 2010.

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

(b) Changes in Internal Controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Finally, nearly all of our carrier contracts obligate us to indemnify the carrier customer for certain liabilities and losses incurred by them, including liabilities resulting from third party claims for damages that arise out of the use of our technology. These indemnification terms provide us with certain procedural safeguards, including the right to control the defense of the indemnified party. Pursuant to these indemnifications obligations, we have agreed to control the defense on behalf of two of our carrier customers related to a pending patent infringement proceeding, and we are vigorously defending them. This pending proceeding or future claims against which we may be obligated to defend our carrier customers could result in payments that could materially harm our business or our consolidated financial statements.

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

The trading price for our common stock has been volatile, ranging from $7.40 to $17.24 per share during the 52-week period ended September 30, 2011. These prices reflect the one-for-four reverse stock split of the Company’s common stock that was effective at the close of business on August 30, 2011. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

•	impairments of long-lived assets,

•	integrating and operating newly acquired businesses and assets, and

•	the general difficulty in forecasting our operating results and metrics, which could result in actual results that differ significantly from expected results.

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

We are subject to regulations and laws specific to the marketing, sale and delivery of goods and services over the Internet. These laws and regulations cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply or will be enforced with respect to the products and services we sell through the Internet. Moreover, as Internet commerce continues to evolve, increasing regulation and/or enforcement efforts by federal, state and foreign agencies becomes more likely. The adoption of any laws or regulations or the imposition of other legal requirements that adversely affect our ability to market, sell, and deliver our products and services could decrease demand for our service offerings, resulting in lower revenue. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices, raise compliance costs or other costs of doing business and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results. As a consumer-facing business, we receive complaints from our customers regarding our consumer marketing efforts and our customer service practices. Occasionally, these customers will also complain to government agencies, and from time to time, those agencies have made inquiries to us about these practices. We cannot guarantee that these government agencies will not commence an enforcement action against us based on these types of complaints, nor can we guarantee that the outcome of any such action would not have a material adverse effect on our consolidated financial statements.

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

Our success depends on the continued employment of certain executive officers and key employees. In January 2010, Rob Glaser, our founder and the only Chief Executive Officer in our history, resigned as Chief Executive Officer, but remained the Chairman of our Board of Directors. In March 2011, Robert Kimball resigned as Chief Executive Officer and Michael Lunsford was appointed as Interim Chief Executive Officer, and effective November 9, 2011, Thomas Nielsen will serve as our President and Chief Executive Officer. Accordingly, we are experiencing our third transition at the Chief Executive Officer level in less than two years. We cannot provide assurance that we will effectively manage these transitions, which may impact our ability to retain our remaining key executive officers and which could harm our business and operations to the extent there is customer or employee uncertainty arising from these transitions.

Our success is also dependent upon our ability to identify, attract and retain highly skilled management, technical and sales personnel. Qualified individuals are in high demand and competition for such qualified personnel in our industry, particularly engineering talent, is intense, and we may incur significant costs to attract or retain them. Our ability to attract and retain personnel may also be made more difficult by the uncertainty created by the recent changes at our Chief Executive Officer position. There can be no assurance that we will be able to attract and retain the key personnel necessary to sustain our business or support future growth.

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

Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. For example, to provide better consumer experiences and to operate effectively, our products send information, including personally identifiable information, to our servers. In addition, we sell many of our products and services through online sales transactions directly with consumers, through which we collect and store credit card information. In connection with our direct sales to consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenue and potentially disrupts service to our consumers. While we take measures to protect our consumer data from unauthorized access or disclosure, it is possible that our security controls over consumer data may not prevent the improper access or disclosure of credit card information or personally identifiable information. We also are not yet fully compliant with the Payment Card Industry (PCI) compliance standard for data security in connection with our use of credit card services for payment. We have an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. A security breach that leads to disclosure of consumer account information (including personally identifiable information) or any failure by us to comply with our posted privacy policy or existing or new legislation regarding privacy issues could harm our reputation, impact the market for our products and services, subject us to litigation, and require us to expend significant resources to mitigate the breach of security, comply with breach notification laws or address related matters. In addition, if we fail to satisfy timely the PCI compliance standards we may be subject to substantial penalties and we could lose the ability to accept credit card payments for transactions with our customers. Any of these consequences could materially harm our business or our consolidated financial statements.

Changes in regulations applicable to the Internet and e-commerce that increase the taxes on the services we provide could materially harm our business and operating results.

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

Our Chairman of the Board beneficially owns approximately 38% of our stock, which gives him significant control over certain major decisions on which our shareholders may vote or may discourage an acquisition of us.

Robert Glaser, our Chairman of the Board, beneficially owns approximately 38% of our common stock. As a result, Mr. Glaser and his affiliates will have significant influence to:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3.	Default Upon Senior Securities

None

Item 4.	Removed and Reserved

Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of RealNetworks, Inc. (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2011)

31.1	Certification of Michael Lunsford, Interim Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael Lunsford, Interim Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2011.

REALNETWORKS, INC.

By:	/S/ MICHAEL EGGERS
Michael Eggers
Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of RealNetworks, Inc. (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2011)

31.1	Certification of Michael Lunsford, Interim Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael Lunsford, Interim Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.