Form 10-K
period 2011-12-31
REALNETWORKS INC
filed 2012-03-01
CIK 1046327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $290,581,313 on June 30, 2011, based on the closing price of the Common Stock on that date, as reported on the Nasdaq Global Select Market.(1)

The number of shares of the registrant’s Common Stock outstanding as of February 17, 2012 was 34,527,609.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference the information required by Part III of this Annual Report from its Proxy Statement relating to its 2012 Annual Meeting of Shareholders, to be filed within 120 days after the end of its fiscal year ended December 31, 2011.

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

•	the effects of our past acquisitions and expectations for future acquisitions and divestitures;

•

the effect on our businesses of the sale of certain patent assets and next generation codec assets to Intel Corporation, which is subject to customary regulatory approval and satisfaction of closing conditions;

•	plans, strategies and expected opportunities for future growth, increased profitability and innovation;

•	the prospects for creation and growth of strategic partnerships and the resulting financial benefits from such partnerships;

•	the expected financial position, performance, growth and profitability of our businesses and the availability of resources;

•

our involvement in potential claims, legal proceedings and government investigations, the expected course and costs of existing claims, legal proceedings and government investigations, and the potential outcomes and effects of both existing and potential claims, legal proceedings and governmental investigations on our business, prospects, financial condition or results of operations;

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

Overview

RealNetworks creates innovative applications and services that make it easy to access and enjoy digital media. Our applications and services simplify the way people connect with, use and enjoy their media in a mobile, multi-screen world that embraces a variety of technology and devices. We provide the digital media services and applications we create to consumers, mobile carriers and other businesses.

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

On January 26, 2012, we entered into an asset purchase agreement with Intel Corporation pursuant to which we will sell substantially all of our patent assets and related rights held by us and our next generation video codec technology for cash consideration of $120.0 million and the assumption of certain of our liabilities, subject to the potential adjustments provided for in the asset purchase agreement. In connection with the transaction, we also entered into a license agreement with Intel pursuant to which we will obtain a non-exclusive, royalty-free, fully paid up, irrevocable (except as set forth in the license agreement) and worldwide license (without the right to grant sublicenses) to use these patents in connection with our business. The consummation of these transactions is subject to closing conditions and is expected to close in the first quarter of 2012.

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

SaaS.    We develop and provide a variety of SaaS services including ring-back tone (RBT), music-on-demand (MOD), video-on-demand (VOD) and messaging services principally sold to mobile carriers. Our Saas services generated the most revenue within our Core Products segment in 2011. In connection with our SaaS services, we also offer e-commerce services, including business intelligence, subscriber management and billing for our carrier customers. Our carrier customer base includes more than 90 mobile carriers worldwide in 2011.

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

Our inter-carrier messaging (ICM) service routes and delivers short messaging service (SMS) messages between wireless carriers within the U.S. and internationally under the brand name Metcalf. We provide this service to carriers in partnership with Syniverse Holdings, Inc. The ICM service allows subscribers with any text-message capable handset to send and receive text messages to and from subscribers on other carrier networks. We typically earned revenue from this service from fees paid by the carriers based on the number of messages handled for them through the ICM service, but many contracts with carriers have changed to fixed-fee pricing for our service. The revenue we earn from our ICM service is subject to our revenue-sharing arrangement with Syniverse.

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

Professional services and systems integration.    We provide professional services and specialized technical support to customize and integrate our technology with our customers’ existing systems and technology. In recent years we have reduced our focus on our systems integration business because it has lower margins and does not generate recurring revenue. However, revenue from this business has been a significant contributor to Core Products revenue in the fourth quarter of each year for the past five years. In 2011, however, we generated much of our professional services and systems integration revenue in the third quarter.

SuperPass.    SuperPass is a subscription service that provides consumers with access to a broad range of digital entertainment content for a monthly fee. In addition, our SuperPass subscription service includes exclusive live video feeds from the CBS television network’s Big Brother program and a monthly allowance for games and music downloads.

Emerging Products

Our emerging products business consists of RealPlayer and new products and services in development. In 2011, nearly all revenue in the segment was derived from products and services related to the RealPlayer.

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

PC Games.    Consumers can play and purchase games from our catalog of online and downloadable PC games. We typically introduce new games by offering a free trial before purchase on an individual basis or as part of one of our subscription services. In addition to revenue from sales of games and subscriptions, we generate revenue from display advertising that is shown to consumers during online play.

Social and Mobile Games.    Game play on social networks is among the fastest growing trends in game play, and during 2011, we focused on developing, monetizing and optimizing social games and social game play experiences. In 2010, we developed and launched Fusion, a gaming platform that introduces social elements to game play to increase interactions and competition among players, such as leaderboards, cross-device play, and microtransactions. We offer several of our casual games, including our own brands such as Collapse and licensed brands such as UNO on Facebook and other social network platforms. We monetize social games largely through sales of advertising and microtransactions. We have also adapted our games for play on more than 2,000 mobile handsets and launched several games for play on smartphones, including the iPhone.

Music

Following the restructuring of our Rhapsody joint venture in March 2010, we own approximately 47% of Rhapsody and no longer control or operate our former Music business. Rhapsody continues to provide products and services that enable consumers to have unlimited access to digital music content anytime from a variety of devices. The Rhapsody subscription service offers conditional downloads and on-demand streaming services through unlimited access to a catalog of millions of music tracks. Rhapsody also operates an MP3 music store, where consumers can purchase and permanently download individual digital music tracks. Rhapsody generates revenue primarily in the U.S. through subscriptions to its music services, and sales of tracks and advertising.

Research and Development

We devote a substantial portion of our resources to developing new products, enhancing existing products, expanding and improving our fundamental technology, and strengthening our technological expertise in all our businesses. During the years ended December 31, 2011, 2010 and 2009, we expended 21%, 25% and 21%, respectively, of our revenue on research and development activities.

Customers and Seasonality

Our customers include consumers and businesses located throughout the world. Sales to customers outside the U.S., primarily in Asia and Europe, were 52%, 43% and 33% of our revenue during the years ended December 31, 2011, 2010 and 2009, respectively. No one customer accounted for more than 10% of our total revenue during the years ended December 31, 2011, 2010, and 2009.

We experience seasonality in our business, particularly with respect to the fourth quarter of our fiscal year. Our consumer businesses, which include advertising revenue, make up a large percentage of our revenue, and the fourth quarter has traditionally been the seasonally strongest quarter for Internet advertising. In addition, our Core Products business typically has a concentration of system sales, deployment, and professional services revenue in the fourth quarter. In 2011, however, we generated much of our professional services and systems integration revenue in the third quarter.

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

Emerging Products.    We market and sell our RealPlayer services directly through our own websites such as Real.com and GameHouse.com, as well as indirectly through affiliate partnerships. During 2011, we also had a global sales force that generated advertising revenue from our websites and free consumer applications such as RealPlayer. We outsourced this advertising sales function beginning in 2012.

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

Games

Our Games business competes with a variety of distributors, publishers and developers of casual games for the PC and mobile platforms and for social networks. We compete in this market primarily on the basis of the quality and convenience of our services, the reach and quality of our distribution and the quality and breadth of our game catalog. In addition, the market for casual games has become increasingly price competitive in recent years. Our in-house content development studios compete with other developers and publishers of social and mobile games. Our studios compete based on our ability to develop and publish high quality games that resonate with consumers, our effectiveness at building our brands, and our ability to secure broad distribution relationships with major social networks and mobile carriers. Our social and mobile games compete with a range of developers, including Zynga Inc., Glu Mobile Inc., Wooga GmbH, Electronic Arts Inc. and Midasplayer.com Ltd.’s King.com. Our family of websites serving the PC casual games market competes with other high volume distribution channels for downloadable, online and social games including Yahoo! Games, MSN Gamezone, Pogo.com, Big Fish Games, PopCap Games, Inc., and Amazon.com.

Intellectual Property

As of December 31, 2011, we had 132 U.S. patents, 58 South Korean patents, 63 patents in other countries and more than 190 pending patent applications worldwide relating to various aspects of our technology. On January 26, 2012, we entered into an asset purchase agreement with Intel Corporation pursuant to which we agreed to sell substantially all of our patent assets and related rights held by us and our next generation video codec technology to Intel. Giving effect to this sale transaction, we will have two U.S. patents, 40 South Korean patents, ten patents in other countries and more than 20 pending patent applications worldwide. Upon the closing of the asset sale transaction, we will obtain a non-exclusive, royalty-free, fully paid up, irrevocable and worldwide license to use the patent assets sold to Intel in connection with our business. The consummation of the transactions contemplated by the asset purchase agreement is subject to customary regulatory approval and closing conditions. We plan to continue to prepare additional patent applications on other current and anticipated features of our technology in various jurisdictions across the world.

As of December 31, 2011, we had 60 registered U.S. trademarks or service marks, 28 registered South Korea trademarks or service marks, and had applications pending for several more trademark or service marks in various jurisdictions across the world. We also have several unregistered trademarks. Many of our marks begin with the word “Real” (such as RealPlayer). We are aware of other companies that use “Real” in their marks alone or in combination with other words, and we do not expect to be able to prevent all third-party uses of the word “Real” for all goods and services.

Our ability to compete across our businesses partly depends on the superiority, uniqueness and value of our technology that we both develop and license from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. These efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology, or may not prevent the development and design by others of products or technologies similar to or competitive with those we develop.

Employees

At December 31, 2011, we had 1,224 employees, of which 708 were based in the Americas, 331 were based in Asia, and 185 were based in Europe. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Executive Officers of the Registrant

The table below lists the executive officers of RealNetworks as of February 1, 2012. On January 5, 2012, Michael Eggers announced that he will resign from his positions effective April 15, 2012.

Name	Age	Position
Thomas Nielsen	42	President, Chief Executive Officer and Director
Michael Eggers	40	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Tracy D. Daw	46	Chief Legal Officer and Corporate Secretary
Matt Hulett	41	Senior Vice President, Games Division
Michael Lunsford	44	Executive Vice President

THOMAS NIELSEN has served as President and Chief Executive Officer of RealNetworks since November 2011. From 2004 to October 2011, Mr. Nielsen was employed by Adobe Systems, Incorporated, a software company, serving as Vice President of the Digital Imaging Group from November 2009 to October 2011, as Senior Director for Consumer and Online applications from 2007 to November 2009 and as Director of Engineering for the InDesign and Illustrator applications from 2004 to 2006. Mr. Nielsen’s professional experience also includes 14 years of employment with technology companies including Microsoft Corporation and MGI Software Corp. Mr. Nielsen holds a B.S. in Computer Science from Tietgen Business School in Odense, Denmark.

MICHAEL EGGERS has served as Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks since 2006. Mr. Eggers joined RealNetworks in 1997 as the Manager of Financial Reporting and has held various positions leading to his appointment as Senior Vice President, Chief Financial Officer and Treasurer. Prior to RealNetworks, Mr. Eggers was employed by KPMG LLP in the audit practice division. Mr. Eggers holds a B.A., magna cum laude, in Business Administration with a concentration in accounting from the University of Washington.

TRACY D. DAW has served as Chief Legal Officer of RealNetworks since September 2010 and as Corporate Secretary since January 2010. Mr. Daw joined RealNetworks in 2000 and has held various positions with the Company, including Vice President, Corporate Development and Deputy General Counsel from 2007 to September 2010 and Vice President, Corporate Development and Associate General Counsel from 2006 to 2007. Prior to joining RealNetworks, Mr. Daw was a partner in the law firm of Sidley & Austin in Chicago, Illinois. Mr. Daw holds a B.S. from Cornell University and a J.D. from the University of Michigan Law School.

MATT HULETT has served as the Senior Vice President of the Games Division of RealNetworks since July 2010 and served as Chief Revenue Officer of the Games Division from August 2009 to July 2010. From 2006 to August 2009, Mr. Hulett was the Chairman and Chief Executive Officer of Mpire Corporation, a company engaged in online advertising optimization, and continues to serve as its Executive Chairman. From 2001 to 2005, Mr. Hulett was the President of the corporate travel division of Expedia, Inc., an online travel company. From 1999 to 2001, Mr. Hulett was President of Atom Entertainment, Inc., an online entertainment company. Mr. Hulett holds a B.A. degree in Marketing, Information Systems from the University of Washington.

MICHAEL LUNSFORD has served as Executive Vice President of RealNetworks since November 2011. Mr. Lunsford joined RealNetworks in 2008 and served as Interim Chief Executive Officer from March 2011 to November 2011, as Executive Vice President, Music, Media and Technology Solutions of RealNetworks from June 2010 to March 2011, as Executive Vice President, Technology Products and Solutions and Media Software and Services from January 2010 to June 2010, as Executive Vice President, Strategic Ventures from June 2008 to January 2010 and as Senior Strategic Advisor from January 2008 to June 2008. From 1999 to December 2007, Mr. Lunsford was employed by Earthlink, Incorporated, a provider of communications services, serving as Executive Vice President from June 2007 to December 2007, as interim President and Chief Executive Officer from 2006 to June 2007, as Executive Vice President and President, Access and Voice from 2005 to 2006, and as Executive Vice President, Marketing and Products from 2004 to 2005. Mr. Lunsford holds an A.B. in Economics and an M.B.A. from the University of North Carolina.

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

We derive a material portion of our revenue from our SaaS offerings we provide to carriers. Many of our SaaS contracts with carriers provide for revenue sharing arrangements, but we have little control over the pricing decisions of our carrier customers. Furthermore, most of these contracts do not provide for guaranteed minimum payments or usage levels. Because most of our carrier customer contracts are nonexclusive, it is possible that our mobile carrier customers could purchase similar services from third parties and cease to use our services in the future. As a result, our revenue derived under these agreements could be substantially reduced depending on the pricing and usage decisions of our carrier customers. In addition, some of our SaaS contracts require us to incur significant set-up costs prior to the launch of services with a carrier customer. In the fourth quarter of 2011, we reduced our forecast for profitability associated with certain carrier customer contracts for which the total costs exceeded the total revenue we expect to recognize from these contracts, and as a result, we recorded impairment of deferred costs totaling $20.0 million. We cannot provide assurance that we will not record additional impairments or other charges in future periods related to our carrier customer contracts, which would negatively impact our results of operations.

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

Finally, nearly all of our carrier contracts obligate us to indemnify the carrier customer for certain liabilities and losses incurred by them, including liabilities resulting from third party claims for damages that arise out of the use of our technology. These indemnification terms provide us with certain procedural safeguards, including the right to control the defense of the indemnified party. Pursuant to these indemnifications obligations, we have agreed to control the defense on behalf of three of our carrier customers related to pending patent infringement proceedings, and we are vigorously defending them. These pending proceedings or future claims against which we may be obligated to defend our carrier customers could result in payments that could materially harm our business or our consolidated financial statements.

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

Many of our current and potential competitors in our businesses have longer operating histories, greater name recognition, more employees and significantly greater resources than we do. To effectively compete in the markets for our products and services, we may experience the following consequences, any of which would adversely affect our operating results and the trading price of our stock:

•	reduced prices or margins,

•	loss of current and potential customers, or partners and potential partners who provide content we distribute to our customers,

•	changes to our products, services, technologies, licenses or business practices or strategies,

•	lengthened sales cycles,

•	industry-wide changes in content distribution to customers or in trends in consumer consumption of digital media products and services,

•	pressure to prematurely release products or product enhancements, or

•	degradation in our stature or reputation in the market.

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

The trading price for our common stock has been volatile, ranging from $6.92 to $17.24 per share during the 52-week period ended December 31, 2011. These prices reflect the one-for-four reverse stock split of the Company’s common stock that was effective at the close of business on August 30, 2011. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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

As a consumer-facing business, we receive complaints from our customers regarding our consumer marketing efforts and our customer service practices. Some of these customers may also complain to government agencies, and from time to time, those agencies have made inquiries to us about these practices. In March and September 2011, the Consumer Protection Division of the Washington State Office of the Attorney General (Washington AG) issued civil investigative demands to us requesting information and documents relating to certain of our consumer marketing practices during the period from 2005 to 2011. We are cooperating and are in discussions with the Washington AG regarding the investigation, and have begun to respond to the Washington AG’s requests. The Washington AG has not initiated any enforcement action against us. We believe our practices have been consistent with industry standards and have not violated any laws, but cannot predict the outcome of the investigation at this time, including whether the investigation will result in significant expenses, monetary damages, penalties or injunctive relief that would reduce our cash flows or harm our business or consolidated financial statements.

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

On March 31, 2010, we completed the restructuring transactions of our digital audio music service joint venture, Rhapsody America LLC (Rhapsody). As a result of the restructuring, we no longer have operational control over Rhapsody and Rhapsody’s operating performance is no longer consolidated with our condensed consolidated financial statements. We believe the restructuring will provide Rhapsody with the financial, intellectual property and other key assets, and the operational flexibility to compete more effectively in the digital music market. Rhapsody’s inability to operate and compete effectively as an independent company could adversely impact its financial condition and results of operations, which in turn could materially impact our reported net income (loss) in future periods. In addition, Rhapsody has generated losses since its inception, and the new structure may not alter this trend. If Rhapsody continues to incur losses, or if it otherwise experiences a significant decline in its business, we may incur a loss on our investment, which could have a material adverse effect on our financial condition and results of operations.

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

Our success depends on the continued employment of certain executive officers and key employees. In January 2010, Rob Glaser, our founder and the only Chief Executive Officer in our history, resigned as Chief Executive Officer, but remained the Chairman of our Board of Directors. In March 2011, Robert Kimball resigned as Chief Executive Officer and Michael Lunsford was appointed as Interim Chief Executive Officer, and since November, 2011, Thomas Nielsen has served as our President and Chief Executive Officer. Accordingly, we are experiencing our third transition at the Chief Executive Officer level in less than two years. We cannot provide assurance that we will effectively manage these transitions, which may impact our ability to retain our remaining key executive officers and which could harm our business and operations to the extent there is customer or employee uncertainty arising from these transitions.

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

Acquisitions and divestitures involve costs and risks that could harm our business and impair our ability to realize potential benefits from these transactions.

As part of our business strategy, we have acquired and sold technologies and businesses in the past and expect that we will continue to do so in the future. The failure to adequately manage transaction costs and address the financial, legal and operational risks raised by acquisitions and divestitures of technology and businesses could harm our business and prevent us from realizing the benefits of these transactions.

Transaction-related costs and financial risks related to completed and potential future purchase or sale transactions may harm our financial position, reported operating results, or stock price. Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, amortization of acquired identifiable intangible assets and the incurrence of charges for the impairment of goodwill and other intangible assets, which are reflected in our operating expenses. New acquisitions and any potential additional future impairment of the value of purchased assets, including goodwill, could have a significant negative impact on our future operating results.

Purchase and sale transactions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from a transaction. These operational risks include:

•	difficulties and expenses in assimilating the operations, products, technology, information systems, and/or personnel of the acquired company;

•	retaining key management or employees of the acquired company;

•	entrance into unfamiliar markets, industry segments, or types of businesses;

•	operating, managing and integrating acquired businesses in remote locations or in countries in which we have little or no prior experience;

•	diversion of management time and other resources from existing operations;

•	impairment of relationships with employees, affiliates, advertisers or content providers of our business or acquired business; and

•	assumption of known and unknown liabilities of the acquired company, including intellectual property claims.

We may be unable to adequately protect our proprietary rights or leverage our technology assets, and may face risks associated with third-party claims relating to our intellectual property.

Our ability to compete across our businesses partly depends on the superiority, uniqueness and value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Our efforts to protect our intellectual property rights may not assure our ownership rights in our intellectual property, protect or enhance the competitive position of our products and services or effectively prevent misappropriation of our technology. We also routinely receive challenges to our trademarks and other proprietary intellectual property that we are using in our business activities in China. Disputes regarding the validity and scope of patents or the ownership of technologies and rights associated with streaming media, digital distribution, and online businesses are common and likely to arise in the future. We may be forced to litigate to enforce or defend our patents and other intellectual property rights or to determine the validity and scope of other parties’ proprietary rights, enter into royalty or licensing agreements on unfavorable terms or redesign our product features and services. Any such dispute would likely be costly and distract our management, and the outcome of any such dispute could fail to improve our business prospects or otherwise harm our business.

From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging contract breaches, infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. These claims, even if not meritorious, could force us to spend significant financial and managerial resources. Given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. Currently, we are investigating or litigating a variety of such pending claims, some of which are described in “Note 15. Commitments and Contingencies” to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. In the event of a determination adverse to us, we may incur substantial monetary liability and/or be required to change its business practices. In addition, we recently entered into a definitive agreement with Intel Corporation pursuant to which we will sell substantially all of our patent assets. We believe that our patent portfolio may have in the past discouraged third parties from bringing infringement or other claims against us relating to the use of our technologies in our business. Accordingly, we cannot predict whether the sale of these patent assets to Intel will result in additional infringement or other claims against us from third parties.

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

Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. For example, to provide better consumer experiences and to operate effectively, our products send information, including personally identifiable information, to our servers. In addition, we sell many of our products and services through online sales transactions directly with consumers, through which we collect and store credit card information. In connection with our direct sales to consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenue and potentially disrupts service to our consumers. While we take measures to protect our consumer data, we have experienced unauthorized access to our consumer data in the past, and it is possible that our security controls over consumer data may not prevent future improper access or disclosure of credit card information or personally identifiable information. We also are not yet fully compliant with the Payment Card Industry (PCI) compliance standard for data security in connection with our use of credit card services for payment. We have an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. A security breach that leads to disclosure of consumer account information (including personally identifiable information) or any failure by us to comply with our posted privacy policy or existing or new legislation regarding privacy issues could harm our reputation, impact the market for our products and services, subject us to litigation, and require us to expend significant resources to mitigate the breach of security, comply with breach notification laws or address related matters. In addition, if we fail to satisfy timely the PCI compliance standards we may be subject to substantial monetary penalties and we could lose the ability to accept credit card payments for transactions with our customers. Any of these consequences could materially harm our business or our consolidated financial statements.

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

We lease properties primarily in the following locations that are utilized by all of our business segments, unless otherwise noted below, to house our research and development, sales and marketing, and general and administrative personnel:

Location	Area leased (sq. feet)	Lease expiration
Seattle, Washington	264,000	September 2014, with an option to renew for two five-year periods
Seoul, Republic of Korea(1)	46,000	October 2014
Reston, Virginia(1)	29,000	September 2017

(1)	This facility is utilized only by our Core Products segment.

In addition, we lease smaller facilities with multi-year terms in the U.S. and foreign countries, some of which support the operations of all of our business segments while others are dedicated to a specific business segment. We also lease various other smaller facilities in the U.S. and foreign countries primarily for our sales and marketing personnel. A majority of these other leases are for a period of less than one year. We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. For additional information regarding our obligations under leases, see Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 3.	Legal Proceedings

See Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this report for information regarding legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Stock Market LLC under the symbol “RNWK” since our initial public offering in November 1997. There is no assurance that any quantity of the common stock could be sold at or near reported trading prices.

The following table sets forth for the periods indicated the high and low sale prices for our common stock, as reported on the Nasdaq Stock Market LLC. These quotations represent prices between dealers, after giving effect to the 1-for-4 reverse stock split effective August 30, 2011, and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	Years Ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$17.24	$14.00	$21.64	$14.40
Second Quarter	15.08	13.20	19.80	12.60
Third Quarter	14.60	7.40	14.96	10.36
Fourth Quarter	10.20	6.92	17.24	11.72

As of January 31, 2012, there were approximately 133 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

We paid a special cash dividend of $1.00 per common share to the holders of our common stock on August 23, 2011. The payment of the special dividend was based on an analysis of RealNetworks capital structure and the belief that we had excess cash relative to our future operational or strategic needs. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our board of directors and will depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects and other factors deemed relevant by our board of directors. Accordingly, there can be no assurance that we will declare and pay any dividends in the future.

Set forth below is a graph comparing the cumulative total return to shareholders on our common stock with the cumulative total return of the Nasdaq Composite Index and the Dow Jones U.S. Technology Index for the period beginning on December 31, 2006 and ended on December 31, 2011.

Comparison of 5 Year Cumulative Total Return Among RealNetworks, Inc.,

the NASDAQ Composite Index and the Dow Jones U.S. Technology Index

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
RealNetworks, Inc.	$100	$55.67	$32.27	$33.91	$38.39	$25.15
NASDAQ Composite Index	$100	$110.26	$65.65	$95.19	$112.10	$110.81
Dow Jones U.S. Technology Index	$100	$115.70	$66.10	$108.72	$122.40	$122.59

The total return on our common stock and each index assumes the value of each investment was $100 on December 31, 2006, and that all dividends were reinvested. Return information is historical and not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$335,686	$401,733	$562,264	$604,810	$567,620
Cost of revenue	126,637	144,723	222,142	233,244	213,491
Impairment of deferred costs and prepaid royalties	19,962	—	—	19,666	—

Gross profit	189,087	257,010	340,122	351,900	354,129

Operating expenses:
Research and development	70,212	100,955	119,448	113,680	102,731
Sales and marketing	111,300	118,543	165,856	211,922	209,412
Advertising with related party	—	1,065	33,292	44,213	24,360
General and administrative	37,181	51,217	79,164	69,981	67,326
Impairment of goodwill and long-lived assets	—	—	175,583	192,676	—
Restructuring and other charges	8,650	12,361	4,017	6,833	3,748
Loss (gain) on excess office facilities	(646)	7,396	—	—	—

Subtotal operating expenses	226,697	291,537	577,360	639,305	407,577
Antitrust litigation (benefit) expenses, net	—	—	—	—	(60,747)

Total operating expenses	226,697	291,537	577,360	639,305	346,830

Operating income (loss)	(37,610)	(34,527)	(237,238)	(287,405)	7,299
Other income (expense), net	(6,819)	204	(2,470)	27,800	48,688

Income (loss) before income taxes	(44,429)	(34,323)	(239,708)	(259,605)	55,987
Income taxes	17,329	36,451	(3,321)	(25,828)	(27,456)

Net income (loss)	(27,100)	2,128	(243,029)	(285,433)	28,531
Net loss attributable to the noncontrolling interest in Rhapsody	—	2,910	26,265	41,555	19,784

Net income (loss) attributable to common shareholders	$(27,100)	$5,038	$(216,764)	$(243,878)	$48,315

Basic net income (loss) per share available to common shareholders	$(0.79)	$0.26	$(6.55)	$(6.95)	$1.27
Diluted net income (loss) per share available to common shareholders	$(0.79)	$0.26	$(6.55)	$(6.95)	$1.16
Shares used to compute basic net income (loss) per share available to common shareholders	34,185	33,894	33,653	35,108	37,916
Shares used to compute diluted net income (loss) per share available to common shareholders	34,185	34,013	33,653	35,108	41,602
Special cash dividend of $1.00 per common share	$136,793	—	—	—	—

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents, and short-term investments	$185,072	$334,321	$384,900	$370,734	$556,629
Working capital	160,787	286,315	278,198	266,990	351,066
Other intangible assets, net	7,169	6,952	10,650	18,727	107,677
Goodwill	6,198	4,960	—	175,264	353,153
Total assets	377,790	565,442	606,883	789,013	1,275,442
Shareholders’ equity	271,287	412,745	375,811	553,558	875,104

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We manage our business and report segment revenue and profit (loss) in three segments: (1) Core Products, (2) Emerging Products and (3) Games. Within Core Products, our revenue is primarily from the sale of our software as a service (SaaS) offerings, and within Emerging Products, our revenue is primarily from the sale of our RealPlayer media player software and from the associated distribution of third-party products. We also report financial results from our former Music segment, which primarily includes financial results and operating performance of our Rhapsody joint venture, on a historical basis only. In addition, we report common corporate overhead expenses, including but not limited to finance, legal, headquarters facilities and stock compensation costs, in the aggregate as Corporate results. Our most significant expenses relate to cost of revenue, compensating employees and selling and marketing our products and services. In the years ended December 31, 2011 and 2010, we also incurred significant charges relating to restructuring activities.

In 2011, our operating results were impacted by revenue declines in our Core Products and Games segments, operational restructuring activities that continued from 2010 into 2011 and impairment of certain deferred costs. Approximately half of our total revenue decline of $66.0 million for the year ended December 31, 2011, was due to declines in revenue in our Core Products and Games segments. The remaining portion of the decline was primarily due to the deconsolidation of the operating results of our Rhapsody joint venture from our consolidated financial statements as of March 31, 2010. Our SaaS business within Core Products is experiencing competitive pricing pressure from carriers and the proliferation of smartphone applications and services, which do not depend on our carrier customers for distribution to consumers. In addition, pricing for our intercarrier messaging services is changing to fixed-price structures. In our Games segment, consumer’s game play is shifting from downloadable PCs games to social networks and mobile devices, and in 2011, we focused on developing social games and monetizing social game play experiences. However, the revenue we generated from social games in 2011 did not offset the declines in revenue from sales of PC games and online game subscriptions.

In 2010 and continuing into 2011, we implemented a restructuring of our business, which included deconsolidating our Rhapsody joint venture from our financial statements as of March 31, 2010, and other significant internal restructuring measures such as reductions in personnel and facilities and the discontinuance or de-emphasis of certain unprofitable products and service offerings. As a result of these activities, we recorded restructuring charges of $8.7 million and $12.4 million, respectively, for the years ended December 31, 2011 and 2010, respectively. In the fourth quarter of 2011, we recorded an impairment of deferred SaaS costs of $20.0 million related to certain of our wireless carrier customers.

In 2011, we paid a special cash dividend of $1.00 per common share on August 23, 2011, to shareholders of record as of the close of business on August 9, 2011, and effected a one-for-four reverse stock split of the Company’s common stock on August 30, 2011. The aggregate amount of the special cash dividend was $136.8 million.

Summary of Results for the Years ended December 31, 2011, 2010 and 2009

Consolidated results of operations for the years ended December 31, 2011, 2010 and 2009 are as follows (dollars in thousands):

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
Total revenue	$335,686	$401,733	$562,264	$(66,047)	(16)%	$(160,531)	(29)%
Cost of revenue	126,637	144,723	222,142	(18,086)	(12)%	(77,419)	(35)%
Impairment of deferred costs	19,962	—	—	19,962	100%	—	—

Gross profit	189,087	257,010	340,122	(67,923)	(26)%	(83,112)	(24)%
Gross margin	56%	64%	60%	(8)%		4%
Total operating expenses	226,697	291,537	577,360	(64,840)	(22)%	(285,823)	(50)%

Operating loss	$(37,610)	$(34,527)	$(237,238)	$(3,083)	(9)%	$202,711	85%

2011 compared with 2010

Revenue decreased by $66.0 million, or 16%. Approximately half, or $35.7 million of the decline was due to the deconsolidation of Rhapsody on March 31, 2010 in addition to declines of $35.1 million in our Core Products and Games segments. Cost of revenue decreased by $18.1 million compared with the year earlier period due primarily to lower costs of $21.9 million from the deconsolidation of our Rhapsody joint venture. We recorded impairments of deferred costs of $20.0 million in the fourth quarter of 2011 related to certain contracts with carrier customers for which the total estimated costs exceeded the total estimated revenues expected to be recognized. Operating expenses improved by $64.8 million due primarily to reduced personnel and related costs of $31.6 million, $13.9 million resulting from the Rhapsody deconsolidation, and lower restructuring charges and losses on excess office facilities totaling $11.8 million.

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

Segment Reporting

Core Products

The Core Products segment primarily generates revenue and incurs costs from the sales of SaaS services, such as ring-back tones, inter-carrier messages, music on demand and video on demand, professional services and system integration services to carriers and mobile handset companies, sales of licenses of our software products such as Helix for handsets, and consumer subscriptions such as SuperPass and international radio subscriptions. Core Products segment results of operations for the years ended December 31, 2011, 2010 and 2009 are as follows (dollars in thousands):

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
Total revenue	$191,240	$212,845	$233,365	$(21,605)	(10)%	$(20,520)	(9)%
Cost of revenue	83,696	83,733	81,774	(37)	(0)%	1,959	2%
Impairment of deferred costs	19,329	—	—	19,329	100%	—	—

Gross profit	88,215	129,112	151,591	(40,897)	(32)%	(22,479)	(15)%
Gross margin	46%	61%	65%	(15)%		(4)%
Total operating expenses	75,188	86,217	138,502	(11,029)	(13)%	(52,285)	(38)%

Operating income (loss)	$13,027	$42,895	$13,089	$(29,868)	(70)%	$29,806	228%

2011 compared with 2010

Revenue decreased by $21.6 million, or 10%. SaaS revenue decreased by $14.2 million primarily due to lower intercarrier messaging contract prices that contributed $8.8 million to the decline, and a $5.2 million decline in revenues from our tone business primarily due to a decline in subscribers. In addition, subscription revenue, mainly from our SuperPass product declined by $5.3 million during the year ended December 31, 2011, compared with the same period in 2010 due primarily to a decline in the number of subscribers.

Gross margin decreased primarily due to the impairments of deferred costs as well as lower SaaS intercarrier messaging contract prices, with no corresponding decreases in cost of revenue. The impairments of deferred costs of $19.3 million within the year ended December 31, 2011 related to certain contracts with carrier customers for which the total estimated costs exceeded the total estimated revenues expected to be recognized. Operating expenses decreased by $11.0 million primarily due to reductions in personnel and related costs that resulted from our restructuring efforts.

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

Gross margin decreased primarily due to lower SaaS contract prices with no corresponding decreases in cost of revenue. Operating expenses decreased by $52.3 million primarily due to impairments of long lived assets and goodwill of $50.5 million in 2009, with no similar impairments in 2010.

Emerging Products

The Emerging Products segment primarily generates revenue and incurs costs from sales of the RealPlayer and its related products, such as revenue from distribution of third party software products, advertising on RealPlayer websites and sales of RealPlayer Plus software licenses to consumers. Also included within the Emerging Products segment are the costs to build and develop new product offerings for consumers and corporate customers. Emerging Products segment results of operations for the years ended December 31, 2011, 2010 and 2009 are as follows (dollars in thousands):

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
Total revenue	$46,590	$41,761	$45,207	$4,829	12%	$(3,446)	(8)%
Cost of revenue	11,879	7,123	6,884	4,756	67%	239	3%
Impairment of deferred costs	633	—	—	633	100%	—	—

Gross profit	34,078	34,638	38,323	(560)	(2)%	(3,685)	(10)%
Gross margin	73%	83%	85%	(10)%		(2)%
Total operating expenses	36,011	28,053	73,211	7,958	28%	(45,158)	(62)%

Operating income (loss)	$(1,933)	$6,585	$(34,888)	$(8,518)	(129)%	$41,473	119%

2011 compared with 2010

Revenue increased by $4.8 million, or 12%. Higher unit sales of our RealPlayer Plus software contributed approximately $3.9 million to the increase during the period, due to increased marketing efforts. Cost of revenue increased $4.8 million mainly due to increases related to certain advertising agreements and increased support costs for the distribution of RealPlayer and other products. Operating expenses increased by $8.0 million primarily due to increased marketing expense to drive the distribution of RealPlayer and related third-party software.

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

Games

The Games segment primarily generates revenue and incurs costs from the creation, distribution and sales of games licenses, online games subscription services, advertising on game sites and social network sites, games syndication services and microtransactions from online and social games and sales of mobile games. Games segment results of operations for the years ended December 31, 2011, 2010 and 2009 are as follows (dollars in thousands):

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
Total revenue	$97,856	$111,394	$122,824	$(13,538)	(12)%	$(11,430)	(9)%
Cost of revenue	30,646	29,071	32,862	1,575	5%	(3,791)	(12)%

Gross profit	67,210	82,323	89,962	(15,113)	(18)%	(7,639)	(8)%
Gross margin	69%	74%	73%	(5)%		1%
Total operating expenses	60,633	78,275	127,908	(17,642)	(23)%	(49,633)	(39)%

Operating income (loss)	$6,577	$4,048	$(37,946)	$2,529	63%	$41,994	111%

2011 compared with 2010

Revenue decreased by $13.5 million, or 12%. The decline was due to lower license revenue of $4.8 million primarily due to a decrease in the number of games sold through our games syndication services. Further contributing to the decline was lower revenue from our subscription products of $4.8 million as a result of fewer subscribers. In addition, distribution of third party software declined by $3.7 million due to reduced traffic for our games properties.

Cost of revenue increased by $1.6 million, or 5%. The increase was due primarily to higher costs associated with distribution of third party games as well as increased delivery costs for our games products and services. Gross margins decreased due to lower subscription revenue and lower distribution of third party software, both of which are higher-margin revenues.

Operating expenses decreased by $17.6 million, or 23%. The decrease was primarily due to reductions in personnel and related costs of approximately $8.7 million. Further, we reduced our spending on marketing and related activities by approximately $3.4 million during the year. In addition, depreciation expense related to our Games technology platform decreased by $3.1 million.

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

Music

Music segment results of operations for the years ended December 31, 2011, 2010 and 2009 are as follows (dollars in thousands):

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
Total revenue	$—	$35,733	$160,868	$(35,733)	NM	$(125,135)	(78)%
Cost of revenue	—	21,864	98,322	(21,864)	NM	(76,458)	(78)%

Gross profit	—	13,869	62,546	(13,869)	NM	(48,677)	(78)%
Gross Margin	—	39%	39%	—%		—%
Total operating expenses	—	13,911	129,085	(13,911)	NM	(115,174)	(89)%

Operating income (loss)	$—	$(42)	$(66,539)	$42	NM	$66,497	100%

On March 31, 2010, we completed the restructuring of Rhapsody, which resulted in our ownership interest of Rhapsody decreasing to approximately 47% and the loss of our operating control over Rhapsody. Our revenue and operating results for the first quarter of 2010 includes results from Rhapsody’s operations. Beginning with the second quarter of 2010, Rhapsody’s revenue and other operating results are no longer consolidated within our financial statements and we are not recording any operating or other financial results for our Music segment. We now report our share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income.” Our share of Rhapsody’s losses for the year ended December 31, 2011 was $7.9 million. Our share of Rhapsody’s losses for the nine-month period from April 1, 2010, to December 31, 2010, was $14.2 million.

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

Operating expenses declined by $115.2 million due to the deconsolidation of Rhapsody. Rhapsody’s operating expenses for the period from April 1, 2010 to December 31, 2010 were less than the operating expenses of our Music segment for the same period in 2009 due primarily to $37.0 million in impairment charges associated with long lived assets and goodwill recorded in 2009.

Corporate

Certain corporate-level activity is not allocated to our segments, including costs of: human resources, legal, finance, information technology, procurement activities, litigation, corporate headquarters, legal settlements and contingencies, stock compensation, losses on excess office facilities and employee severance costs. Corporate amounts for the years ended December 31, 2011, 2010 and 2009 are as follows (dollars in thousands):

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
Cost of revenue	$416	$2,932	$2,300	$(2,516)	(86)%	$632	27%
Total operating expenses	54,865	85,081	108,654	(30,216)	(36)%	(23,573)	(22)%

Operating loss	$(55,281)	$(88,013)	$(110,954)	$32,732	37%	$22,941	21%

2011 compared with 2010

Cost of revenue declined by $2.5 million, or 86%. The majority of the decline was the result of a change of estimates in our accrued royalties, which resulted in a reversal of approximately $3.6 million in royalty expense primarily associated with our historical music business.

Operating expenses decreased by $30.2 million, or 36%. The decrease was due in part to lower restructuring charges and loss on excess office facilities of approximately $11.8 million as well as a reduction in personnel and related costs and professional services expense of approximately $11.5 million. The remaining decrease in operating expenses was due in part to a benefit from an insurance reimbursement of $6.4 million related to previously settled litigation, which was accounted for as a reduction to operating expenses.

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

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
Research and Development	$70,212	$100,955	$119,448	$(30,743)	(31)%	$(18,493)	(15)%
As a percent of revenue	21%	25%	21%

2011 compared with 2010

Research and development expenses, including non-cash stock-based compensation, decreased by $30.7 million, or 31%. The decline was primarily due to a decrease in personnel and related costs of approximately $18.5 million as well as a decrease in depreciation expense related to our Games technology platform of $3.1 million. In addition, the removal of Rhapsody’s operating expenses from our consolidated financial results beginning April 1, 2010, contributed approximately $3.8 million to the decline. Further contributing to the decline was the reduction of $5.7 million of professional services costs due primarily to reduced development work in our SaaS business. The decrease in research and development expenses as a percentage of total revenue from 25% in 2010 to 21% in 2011 was due primarily to our ongoing cost-containment efforts.

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

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
Sales and Marketing	$111,300	$118,543	$165,856	$(7,243)	(6)%	$(47,313)	(29)%
As a percent of revenue	33%	30%	30%

2011 compared with 2010

Sales and marketing expenses, including non-cash stock-based compensation, decreased by $7.2 million, or 6%. The decrease was due primarily to the removal of Rhapsody’s operating expenses of $8.8 million from our consolidated financial results beginning

April 1, 2010. Also contributing to the overall decrease of sales and marketing expenses was a decrease in personnel and related costs of approximately $5.7 million due to our restructuring activities and reduced third-party sales commissions of $1.6 million. These decreases in sales and marketing costs were partially offset by an increase in marketing expenses for RealPlayer of $8.1 million, as well as higher professional services expense of $2.4 million.

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

Advertising with Related Party

During 2010, and 2009, Rhapsody spent $1.1 million, and $33.3 million, respectively, in advertising with MTVN. The 2010 expense reflects advertising Rhapsody spent with MTVN during the quarter ended March 31, 2010, prior to the restructuring of Rhapsody and the deconsolidation.

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs, fees for professional and temporary services and contractor costs, stock-based compensation, and other general corporate costs. General and administrative costs and year-over-year changes are as follows (dollars in thousands):

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
General and Administrative	$37,181	$51,217	$79,164	$(14,036)	(27)%	$(27,947)	(35)%
As a percent of revenue	11%	13%	14%

2011 compared with 2010

General and administrative expenses, including non-cash stock-based compensation, decreased by $14.0 million, or 27%. The decrease was due primarily to a reduction in personnel and related costs of $7.7 million and an insurance reimbursement of $6.4 million related to settlement costs associated with previously-settled litigation.

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

Impairment of Deferred Costs

We assess the recoverability of all deferred project costs on a quarterly basis. As of December 31, 2011, we determined that the total estimated costs associated with certain carrier customer projects exceeded the total estimated revenues expected to be recognized on those projects. As a result, we recorded a charge of approximately $20.0 million, which included $16.7 million in deferred project costs and an additional $3.3 million of equipment and software that related solely to those projects. See Note 7 of Notes to Consolidated Financial Statements included in Item 8 of this report for more information. No such charges existed in 2010 or 2009.

Impairment of Goodwill

During the quarter ended June 30, 2009, we concluded that the implied fair value of goodwill was zero for each of our reporting units. As a result, we recorded impairments of $175.6 million, during the quarter ended June 30, 2009. No other impairments of goodwill were recorded in 2009. No goodwill impairments were recognized in either 2011 or 2010.

Restructuring and Other Charges

During the years ended December 31, 2011, 2010, and 2009, we recorded restructuring and other charges associated with the realignment and reorganization of our business totaling $8.7 million, $12.4 million, and $4.0 million, respectively. The majority of these charges in all three years were severance charges resulting from workforce reductions and other employee separations costs.

Loss on Excess Office Facilities

As part of our efforts to reorganize our business and operational structure, including the restructuring of Rhapsody, we reduced the use of our current office space in our headquarters in Seattle, as well as other offices in Europe and Asia. For the year ended December 31, 2010, the estimated loss on excess office facilities including the write-down of leasehold improvements was approximately $7.4 million. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. For the year ended December 31, 2011 we recorded an expense reduction of $0.6 million resulting from our change in estimate for sublease rental income. Although we believe our estimates are reasonable, additional adjustments may result if our actual experience differs from our projections.

Other Income (expense), Net

Other income (expense), net consists primarily of interest income on our cash, cash equivalents and short-term investments; gain related to the sale of certain of our equity investments; equity in net income (loss) of investments; gain from the sales of interest in and deconsolidation of Rhapsody; and impairment of certain equity investments. Other income (expense), net and year-over-year changes are as follows (dollars in thousands):

	2011	Change	2010	Change	2009
Interest income, net	$1,552	(36)%	$2,417	(39)%	$3,969
Gain (loss) on sale of equity investments	—	n/a	(9)	(101)%	688
Equity in net loss of Rhapsody and other equity method investments	(7,898)	(44)%	(14,164)	978%	(1,313)
Impairment of equity investments	—	n/a	—	(100)%	(5,020)
Gain on deconsolidation of Rhapsody	—	n/a	10,929	n/a	—
Other income (expenses)	(473)	(146)%	1,031	(229)%	(794)

Other income (expense), net	$(6,819)	(3,443)%	$204	108%	$(2,470)

Other income (expense), net decreased during 2011 due primarily to the $10.9 million one-time gain in 2010 on the deconsolidation of Rhapsody. This was partially offset by a decrease in equity loss for our investment in Rhapsody of $6.3 million. Since March 31, 2010, we have not held a controlling interest in Rhapsody and we no longer consolidate Rhapsody’s results with our own. We account for our ownership interest in Rhapsody as an equity method investment. Rhapsody’s financial position as of March 31, 2010 and its operating results beginning April 1, 2010 are no longer consolidated with our consolidated financial statements.

Other income (expense), net improved during 2010 due primarily to the gain on deconsolidation recognized as part of the separation with Rhapsody. This was partially offset by increases in our share of the net losses from our investment in Rhapsody and other equity method investments.

Income Taxes

During the years ended December 31, 2011, 2010, and 2009, we recognized income tax benefits of $17.3 million and $36.5 million, and income tax expense of $3.3 million, respectively, related to U.S. and foreign income taxes. The tax benefit in the year ended December 31, 2011 was largely the result of a release in our valuation allowance relating to significant known income in 2012 due to the pending sale of certain patent assets and other technology assets to Intel Corporation for $120.0 million in cash in January 2012. The income tax benefit in 2010 was largely the result of the reversal of unrecognized tax benefits and the restructuring of Rhapsody. The income tax expense in 2009 was primarily the result of impairments of long-lived assets and changes in our valuation allowance.

We assess the likelihood that our deferred tax assets will be recovered based upon our consideration of many factors, including the current economic climate, our expectations of future taxable income, our ability to project such income, and the appreciation of our investments and other assets. During the year ended December 31, 2011, we released $22.6 million of our valuation allowance related to our deferred tax assets. These deferred tax assets relate primarily to capital loss carryforwards, and net operating loss carryforwards which we determined, in accordance with FASB ASC 740, Accounting for Income Taxes, we will more likely than not be able to utilize due to the generation of sufficient taxable income in the future from the transaction with Intel described above. Of the total valuation allowance release, $22.6 million was recorded as an income tax benefit in the Consolidated Financial Statements. We maintain a partial valuation allowance of $105.2 million for our deferred tax assets due to uncertainty regarding their realization as of December 31, 2011. Adjustments could be required in the future if we estimate that the amount of deferred tax assets to be realized is more or less than the net amount we have recorded. Any increase or decrease in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the statement of operations.

We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Changes to the blend of income between jurisdictions with higher or lower effective tax rates than the U.S. federal statutory rate could affect our effective tax rate. For the year ended December 31, 2011, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. As such, the effect of differences in foreign tax rates on the Company’s tax expense for the year ended December 31, 2011 is minimal.

In the fourth quarter of 2011, we received a cash payment of approximately $8.6 million and in the third quarter of 2010 we received a cash payment of approximately $29.5 million, as the result of a refund of U.S. federal taxes previously paid. Of the 2011 amount, $2.5 million is related to the 2008 amended tax return that was filed as a result of the 2005 to 2007 Internal Revenue Service (IRS) examination related primarily to allowed deductions and taxes on foreign sales associated with our 2005 antitrust settlement with Microsoft Corporation. The remaining $6.1 million in refunds related to net operating loss carrybacks and prior year tax overpayments. We recorded the related income tax benefit and tax receivable for both the 2011 and 2010 refunds in our consolidated financial statements for the year ended December 31, 2010.

As of December 31, 2011 and December 31, 2010, gross unrecognized tax benefits were $16.7 million and $14.0 million, respectively. Of the increase, $3.0 million is due to transfer pricing risk in foreign jurisdictions and $0.5 million is related to other prior year positions, partially offset by a decrease of $0.8 million related to the closure of a foreign subsidiary which had reserves related to transfer pricing and the expiration of the statute of limitations on state tax returns. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $13.5 million as of December 31, 2011, and $11.0 million as of December 31, 2010. We currently anticipate the closure of foreign income tax examinations in the next twelve months that may decrease our total unrecognized tax benefits by an amount up to $12.0 million as a result of the successful defense of our positions, the settlement and payment of a liability, or a combination thereof. Additionally, we anticipate that our total unrecognized tax benefits may increase by an amount up to $2.7 million as a result of a potential transfer pricing change. We estimate the impact of uncertain tax positions in accordance with FASB ASC 740. This guidance prescribes a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in our tax return.

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

License Fees and Service Revenue

We also present our revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
License	$69,644	$74,908	$100,996	$(5,264)	(7)%	$(26,088)	(26)%
Service	266,042	326,825	461,268	(60,783)	(19)%	(134,443)	(29)%

Total Net Revenue	$335,686	$401,733	$562,264	$(66,047)	(16)%	$(160,531)	(29)%

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

2011 compared with 2010

License revenue declined by $5.3 million, or 7%, due to the deconsolidation of our Music segment that contributed $3.9 million to the overall decrease and a decline in sales of games of $6.2 million. These declines were partially offset by higher unit sales of RealPlayer Plus of $3.9 million, in addition to increased revenue associated with our technology licensing products of $1.1 million, compared with the year-earlier period.

Service revenue declined by $60.8 million, or 19%. The deconsolidation of our Music segment contributed $31.8 million to the overall decrease. The decline was also due to reduced service revenue from our SaaS offerings of approximately $14.2 million due primarily to lower subscribers and pricing, lower sales of our subscription products of $10.0 million and lower revenue from services associated with our technology licensing products of $3.4 million.

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

Cost of License Fees and Service Revenue

We also present our cost of revenue based on License fees and Service revenue as set forth below (dollars in thousands):

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
License	$17,794	$21,451	$35,850	$(3,657)	(17)%	$(14,399)	(40)%
Service	108,843	123,272	186,292	(14,429)	(12)%	(63,020)	(34)%

Total Cost of Revenue	$126,637	$144,723	$222,142	$(18,086)	(13)%	$(77,419)	(35)%

Cost of License Fees.    Cost of license fees includes royalties paid on sales of games, amounts paid for licensed technology, amortization of acquired technology, and music royalties for periods prior to March 31, 2010.

Cost of Service Revenue.    Cost of service revenue includes the cost of content and delivery of the content included in our digital media subscription and mobile service offerings, cost of in-house and contract personnel providing support, amortization of acquired technology, fees for consulting services, and expenses incurred in providing our SaaS hosting services and cost of content for our Rhapsody service for periods prior to March 31, 2010. Content costs are expensed over the period that the content is available to our subscription services customers.

2011 compared with 2010

Cost of license fees decreased by $3.7 million, or 17%. The decrease was primarily due to the 2010 deconsolidation of our Music segment, which contributed $2.7 million to the decline. Also contributing to this decrease was reduced costs of license sales within our Games division of $1.2 million.

Cost of service revenue decreased by $14.4 million, or 12%. The deconsolidation of our Music segment contributed $19.2 million to the overall decrease. Further contributing to the decrease was a change in estimates of our accrued royalties and the extinguishment of certain accrued royalties in 2011 of $5.5 million primarily associated with our historical music business. These decreases were partially offset by increased costs within our Emerging Products segment to provide our new products and increased costs related to certain advertising agreements of approximately $3.6 million and $2.1 million, respectively.

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

Geographic Revenue

Revenue by geographic region is as follows (dollars in thousands):

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
United States	$162,720	$227,823	$374,283	$(65,103)	(29)%	$(146,460)	(39)%
Europe	74,602	79,820	96,146	(5,218)	(7)%	(16,326)	(17)%
Rest of World	98,364	94,090	91,835	4,274	5%	2,255	2%

Total Revenue	$335,686	$401,733	$562,264	$(66,047)	(16)%	$(160,531)	(29)%

2011 compared with 2010

Revenue in the U.S. declined by $65.1 million, or 29%, primarily due to the deconsolidation of Rhapsody on March 31, 2010, which accounted for $33.6 million of the decrease. The decline was also due to reductions in revenue generated from our SaaS offerings of $17.6 million due to lower intercarrier messaging contract prices, lower sales of games subscriptions and licenses of approximately $8.0 million and a decrease in revenue from our SuperPass subscription service of $3.9 million.

Revenue in Europe decreased by $5.2 million, or 7%. The decrease was primarily due to a decline in technology licensing revenue of $2.4 million, as well as declines in sales of individual games as well as games subscriptions, totaling $1.3 million. Foreign currency fluctuations of the U.S. dollar against the euro positively affected 2011 revenue in Europe by approximately $3.5 million.

Revenue in the rest of world increased by $4.3 million, or 5%. This increase was primarily due to increased sales in our SaaS offerings of $2.4 million, increased technology licensing sales of $1.4 million, and increased unit sales of RealPlayer of $1.5 million. Foreign currency fluctuations of the U.S. dollar against the Korean won positively affected 2011 revenue in the rest of the world by approximately $3.1 million.

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

Revenue in Europe decreased by $16.3 million, or 17%. The decrease was due to a decline in technology licensing revenue of $8.3 million, lower unit distribution of third-party software products of $1.6 million, a decline in sales of individual games of $3.4 million and a decline in our international radio subscription revenue of $1.4 million. Foreign currency fluctuations of the U.S. dollar against the euro negatively affected 2010 revenue in Europe by approximately $3.9 million.

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

Liquidity and Capital Resources

The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	December 31,
	2011	2010
Working capital	$160,787	$286,315
Cash, cash equivalents, and short-term investments	185,072	334,321
Restricted cash	10,168	10,000

The decreases in both working capital and cash, cash equivalents, and short-term investments from December 31, 2010, were primarily due to the special cash dividend of $136.8 million paid in the third quarter of 2011.

The following summarizes cash flow activity (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash used in operating activities	$(708)	$(31,122)	$(9,304)
Cash (used in) provided by investing activities	6,624	(17,525)	9,821
Cash (used in) provided by financing activities	(133,542)	3,939	39,492

Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, gain on sales of interest in, and deconsolidation of, Rhapsody, asset impairments, accrued restructuring and other charges and the effect of changes in certain operating assets and liabilities, net of acquisitions.

Cash used in operating activities in the year ended December 31, 2011 was $0.7 million and consisted of (1) a net loss of $27.1 million, (2) adjustments to reconcile the net loss to cash used by operating activities of $11.9 million and (3) cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions of $14.5 million. Adjustments to reconcile the net loss to cash used in operating activities primarily consisted of $16.9 million of depreciation and amortization expense, $7.9 million of equity in the net loss of Rhapsody and other equity method investments, and $11.7 million of stock-based compensation.

Changes in certain operating assets and liabilities, net of acquisitions, for the year ended December 31, 2011 primarily consisted of uses of cash from a decrease in accounts payable, and accrued and other liabilities of $14.6 million and $20.9 million, respectively. This decrease in accounts payable was primarily related to the timing of certain payments. These uses of cash were partially offset by decreases in accounts receivable and prepaid and other assets of $6.8 million and $43.2 million, respectively. The decrease in accounts receivable was due primarily to the timing of cash receipts. The decrease in prepaid and other assets was due primarily to the impairment of deferred costs in the fourth quarter.

Cash used in operating activities in the year ended December 31, 2010 was $31.1 million and consisted of net income of $2.1 million, adjustments for cash provided by non-cash items of $45.5 million and cash used in activities related to changes in certain operating assets and liabilities, net of acquisitions and deconsolidation of Rhapsody, of $78.8 million. Adjustments for cash provided by non-cash items primarily consisted of $23.4 million of depreciation and amortization expense, $14.2 million related to the equity in net losses recorded from our equity method investments, $5.7 million of non-cash expenses related to our loss on excess office facilities and $12.2 million of stock-based compensation.

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

Cash used in operating activities in the year ended December 31, 2009 was $9.3 million and consisted of a net loss of $243.0 million, adjustments for cash provided by non-cash items of $235.0 million and cash used by activities related to changes in certain operating assets and liabilities, net of acquisitions, of $1.3 million. Adjustments for cash provided by non-cash items primarily consisted of $175.6 million of impairments of goodwill, $31.5 million of depreciation and amortization expense and $21.5 million of stock-based compensation.

Changes in certain operating assets and liabilities, net of acquisitions, in the year ended December 31, 2009, primarily consisted of uses of cash from the decrease in accrued and other liabilities of $8.9 million primarily related to reductions in deferred revenue as well as a reduction in amounts payable to MTVN for related party advertising. A decrease in accounts payable of $4.9 million related to the timing of payments to vendors also contributed to the use of cash in 2009. These uses of cash were partially offset by a decrease in accounts receivable of $10.7 million related to the timing of customer collections.

In the year ended December 31, 2011, cash provided by investing activities of $6.6 million was due primarily from the sales and maturities, net of purchases, of short-term investments of $19.6 million, offset by purchases of equipment, software and leasehold improvements of $9.9 million and the payment of acquisition costs of $2.9 million. In the year ended December 31, 2010, investing activities used cash primarily for payments made in connection with the restructuring of Rhapsody of $18.0 million, purchases of equipment, software, and leasehold improvements of $12.9 million, as well as a $5.8 million payment of acquisition costs for Backstage, net of cash acquired. These uses of cash were partially offset by the repayment of temporary funding upon the deconsolidation of Rhapsody of approximately $5.9 million. Purchases, net of sales and maturities, of short-term investments provided cash of $9.6 million during 2010. In the year ended December 31, 2009, investing activities provided cash primarily from the sales and maturities, net of purchases, of short-term investments of approximately $29.9 million. Uses of cash during 2009 included the purchases of equipment, software and leasehold improvements of $16.8 million and the payment of acquisition costs of $3.3 million primarily related to the payment of anniversary and performance costs relating to the acquisition of Zylom, which were previously accrued.

Financing activities in the year ended December 31, 2011 used cash mainly from the payment of the special dividend to the holders of our common stock of $136.8 million in the third quarter. The payment of the special dividend was based on an analysis of RealNetworks capital structure and the belief that we had excess cash relative to our future operational or strategic needs. Financing activities in the year ended December 31, 2010 provided cash from the proceeds of sales of common stock under employee stock purchase plans and the exercise of stock options of $2.7 million. Financing activities provided cash from the proceeds of sales of interests in Rhapsody of $38.0 million as well as sales of common stock under our employee stock purchase plan and exercise of stock options of $1.5 million in the year ended December 31, 2009.

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

We currently have no planned significant capital expenditures for 2012 other than those in the ordinary course of business. In the future, we may seek to raise additional funds through public or private equity financing, or through other sources such as credit facilities. The sale of additional equity securities could result in dilution to our shareholders. In addition, in the future, we may enter into cash or stock acquisition transactions or other strategic transactions that could reduce cash available to fund our operations or result in dilution to shareholders.

Our principal future cash commitments include office leases and contractual payments due to content and other service providers. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

On January 26, 2012, we entered into a definitive agreement with Intel Corporation pursuant to which we will sell certain patent assets and related rights held by us and our next generation video codec technology for $120.0 million and the assumption of certain liabilities, subject to potential adjustments. We intend to hold the cash proceeds we will receive in the U.S. In connection with the transaction, we also entered into a license agreement with Intel in which we will obtain a non-exclusive, royalty-free, fully paid up, irrevocable and worldwide license to use the patents assets we will sell to Intel in connection with our businesses. The consummation of these transactions is subject to closing conditions and is expected to close in the first quarter of 2012.

We do not hold derivative financial instruments or equity securities in our short-term investment portfolio. Our cash equivalents and short-term investments consist of high quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one non-U.S. government or non-U.S. agency issue or issuer to a maximum of 5% of the total portfolio. These securities are subject to interest rate risk and will decrease in value if interest rates increase. Because we have historically had the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be significantly affected by a sudden change in market interest rates on the securities in this portfolio.

We conduct our operations primarily in five functional currencies: the U.S. dollar, the Korean won, the Japanese yen, the British pound and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. However, we currently do not hedge the majority of our foreign currency exposures and are therefore subject to risk from exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Korea, Japan, Germany, France, the United Kingdom and Australia, where we invoice our customers primarily in the respective local currencies. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries.

As of December 31, 2011, approximately $48.8 million of the $185.1 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. We have reviewed each of our foreign subsidiaries and as of December 31, 2011 have repatriated approximately $11.4 million of the cash held by our foreign subsidiaries. The Company believes repatriation of these earnings will result in additional taxes of approximately $1.0 million and has provided for that amount in the Company’s consolidated financial statements for the year ended December 31, 2011. We currently have significant net operating losses and other tax attributes that will be used to offset the $1.0 million of additional taxes, and as a result, the repatriation did not have a material impact on our tax expense for the year ended December 31, 2011 as we are utilizing net operating losses, which had a full valuation allowance.

As of December 31, 2011, we have not provided for U.S. federal and state income taxes on approximately $12.8 million of undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S, in the future in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

At December 31, 2011, we had commitments to make the following payments:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Office leases	$33,721	$10,358	$18,768	$3,628	$967
Other contractual obligations	176	88	88	—	—

Total contractual cash obligations	$33,897	$10,446	$18,856	$3,628	$967

Other contractual obligations primarily relate to minimum contractual payments due to content and other service providers.

In addition to the amounts shown in the table above, $17.5 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), and we are uncertain as to if or when such amounts may be settled. We cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

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

In our direct to consumer business segments, we derive revenue through (1) subscriptions of SuperPass within our Core Products segment and subscriptions sold by our Games segment, (2) sales of content downloads, software and licenses offered by our Core Products, Emerging Products and Games segments and (3) the sale of advertising and the distribution of third-party products on our websites and in our games. Prior to April 1, 2010, our direct to consumer business also included the products and services offered by our Music segment, which was primarily sold by the Rhapsody joint venture and included in our Music segment. Beginning on April 1, 2010, revenue from the Rhapsody joint venture is no longer consolidated within our financial statements. We now report our share of Rhapsody’s net income or losses as “Equity in net loss of Rhapsody and other equity method investments.”

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

Non-software revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using estimated selling prices if the Company does not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. A portion of the revenue related to the sale of software licenses and products and related support and other services is recorded as unearned due to undelivered elements including, in some cases, post-delivery support and the right to receive unspecified upgrades or enhancements on a when-and-if-available basis. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related products’ contract term.

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

Assessing the recoverability of deferred project costs is based on significant assumptions and estimates, including future revenue and cost of sales. Significant or sustained decreases in revenue or increases in cost of sales in future periods could result in additional impairments of deferred project costs. We cannot accurately predict the amount and timing of such impairments. Should the value of deferred project costs become impaired, we would record the appropriate charge, which could have a material adverse effect on our financial condition or results of operations.

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

Stock-Based Compensation.    Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model or other appropriate valuation models and is recognized as expense over the requisite service period, which is the vesting period. The valuation models require various highly judgmental assumptions including volatility in our common stock price and expected option life. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense may differ materially in the future from the amounts recorded in our consolidated statement of operations. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

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

Historically, we have not provided for U.S. deferred income taxes or withholding taxes on certain foreign subsidiaries’ undistributed earnings. These earnings had been intended to be permanently reinvested in operations outside of the U.S. As a result of the decision to pay the special cash dividend and to effect the reverse stock split in August 2011, we repatriated some of our foreign subsidiaries’ undistributed earnings in the fourth quarter of 2011. This repatriation was a one-time change in our assertion on foreign subsidiaries’ undistributed earnings, as we otherwise intend to reinvest future earnings outside of the U.S. indefinitely.

As of December 31, 2011, approximately $48.8 million of the $185.1 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. The Company has reviewed each of its foreign subsidiaries and as of December 31, 2011 has repatriated approximately $11.4 million of the cash held by our foreign subsidiaries. The Company believes repatriation of these earnings will result in additional taxes of approximately $1.0 million and have provided for that amount in the Company’s consolidated financial statements for the year ended December 31, 2011. We currently have significant net operating losses and other tax attributes that will be used to offset the $1.0 million of additional taxes, and as a result, the repatriation did not have a material impact on our tax expense for the year ended December 31, 2011, as we are utilizing net operating losses, which had a full valuation allowance.

As of December 31, 2011, we have not provided for U.S. federal and state income taxes on approximately $12.8 million of undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance to us.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-08 to have a material effect on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.

Interest Rate Risk.    Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of high quality debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 5 “Cash and Cash Equivalents, Short-Term Investments, and Restricted Cash Equivalents and Investments” for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the year ended December 31, 2011. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents at December 31, 2011, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.

Investment Risk.    As of December 31, 2011, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the years ended December 31, 2011, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded in 2011.

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

We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar at December 31, 2011 would not result in more than a nominal amount of unrealized gain or loss.

Foreign currency transaction gains and losses were not material for the years ended December 31, 2011, 2010, and 2009.

Item 8.	Financial Statements and Supplementary Data

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$106,333	$236,018
Short-term investments	78,739	98,303
Trade accounts receivable, net of allowances for doubtful accounts and sales returns of $2,113 in 2011 and $2,568 in 2010	41,165	48,324
Deferred costs, current portion	1,424	9,173
Related party receivable — Rhapsody	0	351
Prepaid expenses and other current assets	21,902	30,441

Total current assets	249,563	422,610

Equipment, software, and leasehold improvements, at cost:
Equipment and software	104,352	144,623
Leasehold improvements	25,947	25,367

Total equipment, software, and leasehold improvements, at cost	130,299	169,990
Less accumulated depreciation and amortization	92,825	126,619

Net equipment, software, and leasehold improvements	37,474	43,371
Restricted cash equivalents and investments	10,168	10,000
Equity method investments	7,798	15,486
Available for sale securities	37,204	27,541
Other assets	2,954	3,316
Deferred costs, non-current portion	843	18,401
Deferred tax assets, net, non-current portion	18,419	12,805
Other intangible assets, net of accumulated amortization of $62,462 in 2011 and $59,879 in 2010	7,169	6,952
Goodwill	6,198	4,960

Total assets	$377,790	$565,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,151	$30,413
Accrued and other liabilities	59,194	85,702
Deferred revenue, current portion	11,835	19,036
Accrued loss on excess office facilities, current portion	596	1,144

Total current liabilities	88,776	136,295
Deferred revenue, non-current portion	195	460
Accrued loss on excess office facilities, non-current portion	2,151	3,380
Deferred rent	2,944	3,514
Deferred tax liabilities, net, non-current portion	1,443	1,049
Other long-term liabilities	10,994	7,999

Total liabilities	106,503	152,697

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding
Series A: authorized 200 shares	0	0
Undesignated series: authorized 59,800 shares	0	0
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 34,422 shares in 2011 and 34,021 shares in 2010	34	34
Additional paid-in capital	575,515	697,532
Accumulated other comprehensive loss	(24,884)	(32,543)
Retained deficit	(279,378)	(252,278)

Total shareholders’ equity	271,287	412,745

Total liabilities and shareholders’ equity	$377,790	$565,442

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net revenue(A)	$335,686	$401,733	$562,264
Cost of revenue(B)	126,637	144,723	222,142
Impairment of deferred costs	19,962	0	0

Gross profit	189,087	257,010	340,122

Operating expenses:
Research and development	70,212	100,955	119,448
Sales and marketing	111,300	118,543	165,856
Advertising with related party	0	1,065	33,292
General and administrative	37,181	51,217	79,164
Impairment of goodwill	0	0	175,583
Restructuring and other charges	8,650	12,361	4,017
Loss (gain) on excess office facilities	(646)	7,396	0

Total operating expenses	226,697	291,537	577,360

Operating loss	(37,610)	(34,527)	(237,238)

Other income (expenses), net:
Interest income, net	1,552	2,417	3,969
Gain (loss) on sale of equity investments	0	(9)	688
Equity in net loss of Rhapsody and other equity method investments	(7,898)	(14,164)	(1,313)
Impairment of equity investments	0	0	(5,020)
Gain on deconsolidation of Rhapsody	0	10,929	0
Other income (expense)	(473)	1,031	(794)

Other income (expense), net	(6,819)	204	(2,470)

Loss before income taxes	(44,429)	(34,323)	(239,708)
Income taxes benefit (expense)	17,329	36,451	(3,321)

Net income (loss)	(27,100)	2,128	(243,029)
Net loss attributable to noncontrolling interest in Rhapsody prior to deconsolidation	0	2,910	26,265

Net income (loss) attributable to common shareholders	$(27,100)	$5,038	$(216,764)

Basic net income (loss) per share available to common shareholders	$(0.79)	$0.26	$(6.55)
Diluted net income (loss) per share available to common shareholders	$(0.79)	$0.26	$(6.55)
Shares used to compute basic net income (loss) per share available to common shareholders	34,185	33,894	33,653
Shares used to compute diluted net income (loss) per share available to common shareholders	34,185	34,013	33,653
Comprehensive income (loss):
Net income (loss)	$(27,100)	$2,128	$(243,029)
Unrealized gains (losses):
Unrealized investment holding gains (losses), net of tax	9,459	7,676	6,667
Foreign currency translation gains (losses)	(1,800)	(1,605)	3,448

Comprehensive income (loss)	$(19,441)	$8,199	$(232,914)

(A) Components of net revenue:
License fees	$69,644	$74,908	$100,996
Service revenue	266,042	326,825	461,268

	$335,686	$401,733	$562,264

(B) Components of cost of revenue:
License fees	$17,794	$21,451	$35,850
Service revenue	108,843	123,272	186,292

	$126,637	$144,723	$222,142

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(27,100)	$2,128	$(243,029)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	16,895	23,401	31,454
Stock-based compensation	11,747	12,203	21,460
Deferred income tax expense (benefit)	(23,985)	622	4,255
Impairment of equity investments	0	0	5,020
Loss (gain) on disposal of equipment, software, and leasehold improvements	(62)	(41)	502
Excess tax benefit from stock option exercises	(74)	(48)	(15)
Accrued loss (gain) on excess office facilities	(646)	5,670	(3,982)
Loss (gain) on sale of equity investments	0	9	(688)
Equity in net loss of Rhapsody and other investments	7,898	14,164	1,313
Gain on deconsolidation of Rhapsody	0	(10,929)	0
Impairment of goodwill	0	0	175,583
Other	114	451	48
Changes in certain assets and liabilities, net of acquisitions and deconsolidation of Rhapsody:
Trade accounts receivable	6,835	4,856	10,720
Prepaid expenses and other assets	43,169	(15,425)	1,789
Accounts payable	(14,601)	(1,202)	(4,879)
Accrued and other liabilities	(20,898)	(66,981)	(8,855)

Net cash used in operating activities	(708)	(31,122)	(9,304)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(9,873)	(12,904)	(16,807)
Purchases of short-term investments	(96,841)	(116,831)	(143,273)
Proceeds from sales and maturities of short-term investments	116,405	126,398	173,169
Change in restricted cash equivalents and investments, net	(179)	3,700	1,042
Proceeds from sale of equity investments	0	0	1,014
Purchases of equity investments	0	0	(2,000)
Sale of Exomi, net of cash received	0	49	0
Payment in connection with the restructuring of Rhapsody	0	(18,000)	0
Repayment of temporary funding on deconsolidation of Rhapsody	0	5,869	0
Cash used in acquisitions, net of cash acquired	(2,888)	(5,806)	(3,324)

Net cash (used in) provided by investing activities	6,624	(17,525)	9,821

Cash flows from financing activities:
Net proceeds from sales of common stock under employee stock purchase plan and exercise of stock options	3,177	2,678	1,455
Net proceeds from sales of interest in Rhapsody	0	1,213	38,022
Excess tax benefit from stock option exercises	74	48	15
Common Stock cash dividend paid	(136,793)	0	0

Net cash provided by (used in) financing activities	(133,542)	3,939	39,492

Effect of exchange rate changes on cash and cash equivalents	(2,059)	3,696	4,053

Net (decrease) increase in cash and cash equivalents	(129,685)	(41,012)	44,062
Cash and cash equivalents, beginning of year	236,018	277,030	232,968

Cash and cash equivalents, end of year	$106,333	$236,018	$277,030

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$10,166	$29,800	$7,888
Cash paid for income taxes	$6,284	$4,905	$5,697

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

NONCONTROLLING INTEREST

	Redeemable Noncontrolling Interest in Rhapsody America	Common Stock		Additional Paid-In Capital	Sale of Noncontrolling Interest in Rhapsody America	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
		Shares	Amount
	(In thousands)
Balances, December 31, 2008	$378	33,589	$34	$635,424	$7,381	$(48,729)	$(40,552)	$553,558

Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares	0	171	0	1,167	0	0	0	1,167
Shares issued for director payments	0	4	0	48	0	0	0	48
Stock-based compensation	0	0	0	21,460	0	0	0	21,460
Unrealized gain on investments, net of income tax	0	0	0	0	0	6,667	0	6,667
Translation adjustment	0	0	0	0	0	3,448	0	3,448
Sale of non-controlling interest in Rhapsody	0	0	0	0	16,663	0	0	16,663
Accretion of Rhapsody redemption value	10,436	0	0	(10,436)	0	0	0	(10,436)
Contributions and other transactions with owners	22,704	0	0	0	0	0	0	0
Net loss	(26,265)	0	0	0	0	0	(216,764)	(216,764)

Balances, December 31, 2009	$7,253	33,764	$34	$647,663	$24,044	$(38,614)	$(257,316)	$375,811

Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares	0	252	0	2,518	0	0	0	2,518
Shares issued for director payments	0	5	0	49	0	0	0	49
Stock-based compensation	0	0	0	12,203	0	0	0	12,203
Unrealized gain on investments, net of income tax	0	0	0	0	0	7,676	0	7,676
Translation adjustment	0	0	0	0	0	(1,605)	0	(1,605)
Termination of MTVN redemption and preferred return rights in Rhapsody	(10,436)	0	0	10,436	0	0	0	10,436
Contributions and other transactions with owners	616	0	0	0	619	0	0	619
Deconsolidation of Rhapsody	5,477	0	0	24,663	(24,663)	0	0	0
Net income (loss)	(2,910)	0	0	0	0	0	5,038	5,038

Balances, December 31, 2010	$0	34,021	$34	$697,532	$0	$(32,543)	$(252,278)	$412,745

Common stock issued for exercise of stock options, employee stock purchase plan, and vesting of restricted shares	0	358	0	2,996	0	0	0	2,996
Shares issued for director payments	0	43	0	33	0	0	0	33
Common Stock cash dividend paid	0	0	0	(136,793)	0	0	0	(136,793)
Stock-based compensation	0	0	0	11,747	0	0	0	11,747
Unrealized gain on investments, net of income tax	0	0	0	0	0	9,459	0	9,459
Translation adjustment	0	0	0	0	0	(1,800)	0	(1,800)
Net income (loss)	0	0	0	0	0	0	(27,100)	(27,100)

Balances, December 31, 2011	$0	34,422	$34	$575,515	$0	$(24,884)	$(279,378)	$271,287

See accompanying notes to consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009

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

On July 27, 2011, the Company’s Board of Directors approved the payment of a special cash dividend of $1.00 per common share and a one-for-four reverse stock split of the Company’s common stock. The special dividend was paid on August 23, 2011, to holders of record as of the close of business on August 9, 2011. The aggregate amount of the special cash dividend was $136.8 million. The one-for-four reverse stock split of the Company’s common stock was effective at the close of business on August 30, 2011. Four shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock without any change in the par value per share as part of the reverse stock split. All information related to common stock, stock options, restricted stock units and earnings per share included in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the special cash dividend and the reverse stock split, except as otherwise noted.

In 2007, RealNetworks and MTV Networks, a division of Viacom International Inc. (MTVN), created Rhapsody America LLC (Rhapsody) to jointly own and operate a business-to-consumer digital audio music service. RealNetworks held a 51% interest in Rhapsody and Rhapsody’s financial position and operating results were consolidated into RealNetworks’ financial statements prior to March 31, 2010. MTVN’s proportionate share of income (loss) was included in noncontrolling interest in Rhapsody in the consolidated statements of operations and comprehensive income (loss). MTVN’s proportionate share of equity was included in noncontrolling interest in Rhapsody in the consolidated balance sheets. On March 31, 2010, the Company and MTVN restructured Rhapsody, and RealNetworks held approximately 47% of the outstanding shares of capital stock of Rhapsody after the restructuring and as of December 31, 2011 and December 31, 2010. Since March 31, 2010, RealNetworks has not held a controlling interest in Rhapsody and therefore, the Company has treated its ownership interest in Rhapsody as an equity method investment. Rhapsody’s financial position as of March 31, 2010 and its operating results beginning April 1, 2010 are no longer consolidated with RealNetworks’ consolidated financial statements.

The consolidated financial statements reflect all adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the year ended December 31, 2011 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2012.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk.    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Short-term investments consist of U.S. government and government agency securities and corporate notes and bonds. The Company derives a portion of its revenue from a large number of individual consumers spread globally. The Company also derives revenue from several large customers. If the financial condition or results of operations of any one of the large customers deteriorates substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company does not generally require collateral and maintains an allowance for estimated credit losses on customer accounts when considered necessary.

Depreciation and Amortization.    Depreciation and amortization of equipment, software, and leasehold improvements are computed using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term. Approximate useful life of equipment and software is three to five years and for leasehold improvements is one to ten years.

Depreciation expense during the years ended December 31, 2011, 2010, and 2009 was $12.8 million, $18.7 million, and $22.7 million, respectively.

In 2011 the Company retired approximately $45.0 million of fully-depreciated equipment and other fixed assets and recognized an insignificant loss on the retirement.

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

The Company evaluates impairment of an investment valued under the equity method only if events and circumstances warrant. An impairment charge would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary, the Company considers factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investee or joint venture, the near-term and longer-term operating and financial prospects of the investee or joint venture and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

Restructuring and Other Charges.    During the years ended December 31, 2011, 2010 and 2009, the Company recorded restructuring charges of $8.7 million, $12.4 million and $4.0 million, respectively. These charges were primarily a result of workforce reductions. Severance charges accounted for a majority of the expense recorded.

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

In the Company’s direct to consumer business, the Company derives revenue through (1) subscriptions of SuperPass within the Company’s Core Products segment and subscriptions sold by the Company’s Games segment, (2) sales of content downloads, software and licenses offered by the Company’s Core Products, Emerging Products and Games segments and (3) the sale of advertising and the distribution of third-party products on its websites and in its games. Prior to April 1, 2010, the Company’s direct to consumer business also included the products and services offered by the Company’s Music segment, which were primarily sold by the Company’s Rhapsody joint venture and included in the Company’s Music segment. Beginning on April 1, 2010, revenue from the Company’s Rhapsody joint venture is no longer consolidated within the Company’s financial statements. The Company now reports its share of Rhapsody’s net income or losses as “Equity in net loss of Rhapsody and other equity method investments.”

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

Non-software revenue arrangements with multiple deliverables are divided into separate units and revenue is allocated using estimated selling prices if the Company does not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. A portion of the revenue related to the sale of software licenses and products and related support and other services is recorded as unearned due to undelivered elements including, in some cases, post-delivery support and the right to receive unspecified upgrades or enhancements on a when-and-if-available basis. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related products’ contract term.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expenses.    The Company expenses the cost of advertising and promoting its products as incurred. These costs are included in sales and marketing expense and totaled $35.7 million in 2011, $29.5 million in 2010 and $42.5 million in 2009. The Company also incurred $1.1 million and $33.3 million of advertising expenses with MTVN, a related party, in 2010 and 2009, respectively, with no amounts incurred in 2011.

Foreign Currency.    The functional currency of the Company’s foreign subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. The net gain or loss resulting from translation is shown as translation adjustment and included in accumulated other comprehensive income in shareholders’ equity. Income and expense accounts are translated into U.S. dollars using average rates of exchange. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2011, 2010, and 2009.

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

Stock-Based Compensation.    Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option-pricing model or other appropriate valuation models to determine the fair-value of stock-based option awards. The Company recognizes compensation cost related to options granted on a straight-line basis over the applicable vesting period. The valuation models require various highly judgmental assumptions including volatility in the Company’s common stock price and expected option life. If any of the assumptions used in the valuation models change significantly, stock-based compensation expense may differ

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materially in the future from the amounts recorded in the consolidated statements of operations. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

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

Net Income Per Share.    Basic net income (loss) per share available to common shareholders is computed by dividing net income (loss) attributable to common shareholders adjusted for the impact, in 2010 and 2009, of MTVN’s preferred return in Rhapsody by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share available to common shareholders is computed by dividing net income (loss) attributable to common shareholders adjusted for the impact, in 2010 and 2009, of MTVN’s preferred return in Rhapsody by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted net income (loss) per share available to common shareholders are calculated as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net income (loss) available to common shareholders:
Net income (loss) attributable to common shareholders	$(27,100)	$5,038	$(216,764)
Less termination (accretion) of MTVN’s preferred return in Rhapsody	—	3,700	(3,700)

Net income (loss) available to common shareholders	$(27,100)	$8,738	$(220,464)

Weighted average common shares outstanding used to compute basic net income (loss) per share available to common shareholders	34,185	33,894	33,653
Dilutive potential common shares:
Stock options and restricted stock	—	119	—

Shares used to compute diluted net income (loss) per share available to common shareholders	34,185	34,013	33,653

Basic net income (loss) per share available to common shareholders	$(0.79)	$0.26	$(6.55)
Diluted net income (loss) per share available to common shareholders	$(0.79)	$0.26	$(6.55)

Approximately 4.3 million, 5.0 million, and 6.5 million shares of common stock potentially issuable from stock options during the years ended December 31, 2011, 2010, and 2009, respectively, are excluded from the calculation of diluted net income (loss) per share because of their antidilutive effect.

Accumulated Other Comprehensive Income (loss).    The Company’s accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 consisted of unrealized gains (losses) on marketable securities and foreign currency translation gains (losses).

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive loss, net of applicable tax, are as follows (in thousands):

	December 31,
	2011	2010
Unrealized gains on investments, net of taxes	$27,318	$17,859
Foreign currency translation adjustments	(52,202)	(50,402)

Accumulated other comprehensive income (loss)	$(24,884)	$(32,543)

Reclassifications.    Certain reclassifications have been made to the 2010 and 2009 consolidated financial statements to conform to the 2011 presentation.

Recently Issued Accounting Standards.    With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance to the Company.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-08 to have a material effect on its consolidated financial statements.

Note 2.	Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company has granted time-vest and performance-vest stock options and time-vest and performance-vest restricted stock. See Note 13 Shareholders’ Equity for additional details on stock awards.

The Company uses the Black-Scholes option-pricing model or other appropriate valuation models to determine the fair-value of stock-based option awards. The Company recognizes compensation cost related to options granted on a straight-line basis over the applicable vesting period.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, including the contractual terms, vesting schedules, and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock for the related expected term. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to the expected term of the stock options. Notwithstanding the special cash dividend of $1.00 per share paid on the Company’s common stock during the quarter ended September 30, 2011, the dividend yield is estimated at zero because the Company does not currently anticipate paying dividends in the foreseeable future.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted determined using the Black-Scholes model used the following weighted average assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.31%	1.56%	1.78%
Expected term (years)	4.0	4.0	4.2
Volatility	54%	62%	63%

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of service revenue	$866	$1,189	$1,653
Research and development	1,282	3,215	8,327
Sales and marketing	4,387	3,788	4,830
General and administrative	4,376	4,011	6,650
Restructuring and other charges	836	—	—

Total stock-based compensation expense	$11,747	$12,203	$21,460

No stock-based compensation was capitalized as part of the cost of an asset as of December 31, 2011, 2010, or 2009. As of December 31, 2011, the Company had $11.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.

For further information related to the Company’s equity compensation plans see Note 13, Shareholders’ Equity.

Note 3.	Rhapsody Joint Venture

Restructuring of Rhapsody

As described in Note 1, Description of Business and Summary of Significant Accounting Policies, the Company initially formed in 2007 a joint venture with MTVN to own and operate a business-to-consumer digital audio music service known as Rhapsody. Prior to March 31, 2010, the Company owned 51% of the outstanding equity interests of Rhapsody and MTVN owned the remaining 49%. On March 31, 2010, restructuring transactions involving Rhapsody were completed, and Rhapsody was converted from a limited liability company to a corporation. Following the completion of the restructuring transactions, RealNetworks owned approximately 47%, MTVN owned 47%, and two minority stockholders held slightly more than 5% of the outstanding shares of capital stock of Rhapsody.

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

Effective March 31, 2010, RealNetworks no longer has a controlling interest in Rhapsody and therefore, the operating results of Rhapsody are accounted for under the equity method of accounting for investments, and the Company’s proportionate share of the income or loss is recognized as a component of “Other income (expense), net” in the Company’s consolidated statements of operations in periods subsequent to March 31, 2010. As a result of the deconsolidation of Rhapsody’s operations from the Company’s financial statements, the Company will no longer record any operating results for its Music segment for periods subsequent to March 31, 2010. The removal of these assets and liabilities and the creation of the initial equity method investment resulted in a one-time net gain of $10.9 million recorded in “Other income (expense), net” in the Company’s consolidated statement of operations, at which time the Company determined the fair value of its retained equity interest of approximately 47% to be approximately $29.7 million as of March 31, 2010. The Company recorded its share of losses in the operations of Rhapsody of $7.9 million for the year ended December 31, 2011 and $14.2 million for the nine month period from April 1, 2010 to December 31, 2010. These losses reduced the original carrying value of the equity investment accordingly to approximately $7.6 million as of December 31, 2011.

As mentioned above, MTVN’s preferred return rights were terminated in 2010 in connection with the restructuring of Rhapsody. Prior to the restructuring, if the appraised value of Rhapsody at a redemption date was less than $436.3 million, then the exercise price of the put right would have included a preferred return to MTVN. The Company previously elected to accrete any excess of the redemption value over the carrying amount of the noncontrolling interest as an adjustment to income attributable to common shareholders, and adjusted earnings per share for the current quarter’s accretion of the difference between accretion as calculated using the terms of the redemption feature and the accretion entry for a hypothetical fair value redemption feature. Due to the termination of MTVN’s preferred return rights at the completion of the restructuring, the Company decreased the noncontrolling

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest that was on its consolidated balance sheet on March 31, 2010 prior to the transaction described above by $10.4 million as part of the deconsolidation transactions, of which $3.7 million was an adjustment to income attributable to common shareholders for the purposes of calculating earnings per share for the year ended December 31, 2010.

Summarized financial information for Rhapsody, which represents 100% of their financial information, for the period accounted for under the equity method is as follows (in thousands);

	Twelve Months Ended December 31, 2011	Nine Months Ended December 31, 2010
Statements of Operations Data:
Net revenue	$127,184	$91,279
Gross profit	39,137	25,702
Net loss	(13,580)	(31,007)

	As of December 31, 2011	As of December 31, 2010
Balance Sheet Data:
Current assets	$38,128	$36,391
Non-current assets	21,717	16,748
Current liabilities	35,259	32,117
Non-current liabilities	691	7,494

Note 4.	Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the Company’s own assumptions

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets that have been measured at fair value (in thousands) on a recurring basis as of December 31, 2011 and 2010 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents
Money market funds	$6,544	$6,544	$—	$—
Corporate notes and bonds	20,697	20,697	—	—
Short-term investments
Corporate notes and bonds	39,254	39,254	—	—
U.S. government agency securities	39,485	39,485	—	—
Restricted cash	10,168	10,168	—	—
Equity investments
Publicly traded investments	37,204	37,204	—	—

Total	$153,352	$153,352	$—	$—

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents
Money market funds	$44,348	$44,348	$—	$—
Corporate notes and bonds	120,984	120,984	—	—
U.S. government agency securities	3,700	3,700	—	—
Short-term investments
Corporate notes and bonds	76,157	76,157	—	—
U.S. government agency securities	22,146	22,146	—	—
Restricted cash	10,000	10,000	—	—
Equity investments
Publicly traded investments	27,541	27,541	—	—

Total	$304,876	$304,876	$—	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities of the Company are measured at estimated fair value on a non-recurring basis. These assets and liabilities are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The Company performed a valuation using Level 3 inputs of its investment in the Rhapsody joint venture as of March 31, 2010. The Company performed the analysis as a result of the restructuring and related deconsolidation of Rhapsody, which is further described in Note 3, Rhapsody Joint Venture. The fair value analysis used multiple valuation models and was based on assumptions of future results made by management, including operating and cash flow projections.

The Company also performed a valuation of its goodwill as of June 30, 2009 using Level 3 inputs and recorded goodwill impairment charges of $175.6 million during the quarter ended June 30, 2009. See Note 10, Goodwill, for additional information.

See Note 7, Deferred Costs, for a description of the $20.0 million impairment charge for deferred project costs in the quarter ended December 31, 2011.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Cash and Cash Equivalents, Short-Term Investments, and Restricted Cash Equivalents and Investments

Cash and cash equivalents, short-term investments, and restricted cash equivalents and investments as of December 31, 2011 consist of the following (in thousands):

	Amortized Cost	Estimated Fair Value
Cash and cash equivalents:
Cash	$79,092	$79,092
Money market mutual funds	6,544	6,544
Corporate notes and bonds	20,697	20,697

Total cash and cash equivalents	106,333	106,333

Short-term investments:
Corporate notes and bonds	39,309	39,254
U.S. Government agency securities	39,413	39,485

Total short-term investments	78,722	78,739

Total cash, cash equivalents, and short-term investments	$185,055	$185,072

Restricted cash equivalents and investments	$10,168	$10,168

Cash and cash equivalents, short-term investments, and restricted cash equivalents and investments as of December 31, 2010 consist of the following (in thousands):

	Amortized Cost	Estimated Fair Value
Cash and cash equivalents:
Cash	$66,986	$66,986
Money market mutual funds	44,348	44,348
Corporate notes and bonds	120,984	120,984
U.S. Government agency securities	3,700	3,700

Total cash and cash equivalents	236,018	236,018

Short-term investments:
Corporate notes and bonds	75,962	76,157
U.S. Government agency securities	22,126	22,146

Total short-term investments	98,088	98,303

Total cash, cash equivalents, and short-term investments	$334,106	$334,321

Restricted cash equivalents and investments	$10,000	$10,000

At December 31, 2011 and 2010, restricted cash equivalents and investments represent cash equivalents and short-term investments pledged as collateral against a letter of credit in connection with lease agreements.

Realized gains or losses on sales of available-for-sale securities for 2011, 2010, and 2009 were not significant.

Gross unrealized gains and gross unrealized losses on short-term investment securities at both December 31, 2011 and 2010 were not significant.

The contractual maturities of short-term investments at December 31, 2011 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Within one year	$37,389	$37,400
Between one year and five years	41,333	41,339

Total short-term investments	$78,722	$78,739

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Allowance for Doubtful Accounts Receivable and Sales Returns

Activity in the allowance for doubtful accounts receivable is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance, beginning of year	$1,529	$2,912	$3,532
Additions charged to expenses	693	114	1,523
Amounts written off	(742)	(1,364)	(2,117)
Effects of foreign currency translation	(35)	(133)	(28)

Balance, end of year	$1,445	$1,529	$2,912

Activity in the allowance for sales returns is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance, beginning of year	$1,039	$1,012	$1,099
Additions charged to revenue	939	3,175	2,840
Amounts written off	(1,311)	(3,149)	(2,927)
Effects of foreign currency translation	1	1	—

Balance, end of year	$668	$1,039	$1,012

One customer accounted for 17% of trade accounts receivable as of December 31, 2011. One customer accounted for 15% of trade accounts receivable as of December 31, 2010.

No one customer accounted for more than 10% of total revenue during the years ended December 31, 2011, 2010 and 2009.

Note 7.	Deferred Costs

Deferred costs, consisting of costs being amortized over the respective contract lives, are as follows (in thousands):

	December 31,
	2011	2010
Deferred costs	$2,267	$27,574
Less current portion	1,424	9,173

Deferred costs, non-current portion	$843	$18,401

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

The Company recognizes such costs as a component of cost of revenue, the timing of which is dependent upon the revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided. For revenue recognized ratably over the term of the contract, costs are also recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, the Company reviews its deferred costs to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue or if actual deferred costs exceed contractual revenue. As of December 31, 2011, the Company determined that the total estimated costs associated with certain projects exceeded the total estimated revenues expected to be recognized on those projects. As a result, the Company impaired approximately $16.7 million in deferred project costs and an additional $3.3 million of equipment and software assets that related solely to these projects.

The $20.0 million charge was included in impairment of deferred project costs in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2011. No such charges existed in 2010 or 2009. Assessing the recoverability of deferred costs is based on significant assumptions and estimates, including future revenue and cost of sales. Significant or sustained decreases in revenue or increases in cost of sales in future periods could result in additional impairments of deferred project costs and prepaid royalty advances. The Company cannot accurately predict the amount and timing of such impairments. Should the value of deferred project costs or prepaid royalty advances become impaired, the Company would record the appropriate charge, which could have a material adverse effect on its financial condition or results of operations.

Note 8.	Available for Sale Securities

The Company has certain available for sale securities in which the Company holds less than a 20 percent voting interest. Publicly traded investments are accounted for as available-for-sale and carried at market value. Changes in the market value of the investments are recognized as unrealized gains (losses), net of income tax, and are recorded in the accompanying consolidated balance sheets as a component of accumulated other comprehensive income. Private company investments are recorded at cost.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of available for sale securities is as follows (in thousands):

	2011		2010
	Cost	Carrying Value	Cost	Carrying Value
Available for sale securities	$10,765	$37,204	$10,765	$27,541

As of December 31, 2011 and 2010, the carrying value of equity investments in publicly traded companies consists primarily of J-Stream Inc., a Japanese media services company, and LoEn Entertainment, a Korean digital music distribution company. The market values of the shares of J-Stream and LoEn Entertainment at December 31, 2011 were $4.5 million and $32.7 million, respectively. Although the carrying value of the available for sale securities exceeds the cost basis at December 31, 2011, there can be no assurance that any gain can be realized through the disposition of these shares.

Note 9.	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net
Customer relationships	$29,478	$24,757	$4,721
Developed technology	28,793	26,483	2,310
Patents, trademarks and tradenames	5,216	5,182	34
Service contracts	6,144	6,040	104

Total other intangible assets, December 31, 2011	$69,631	$62,462	$7,169

Total other intangible assets, December 31, 2010	$66,831	$59,879	$6,952

The increase in other intangible assets in 2011 related to the acquisition of two small businesses in 2011.

Amortization expense related to other intangible assets during the years ended December 31, 2011, 2010, and 2009 was $4.1 million, $4.7 million, and $8.8 million, respectively.

As of December 31, 2011 estimated future amortization of other intangible assets is as follows (in thousands):

2012	$3,983
2013	2,460
2014	403
2015	323
2016	—
Thereafter	—

Total	$7,169

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. If the carrying amount of an asset is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows. The impairment analysis is based on significant assumptions of future results made by management, including operating and cash flow projections. No impairments of other intangible assets were recognized in 2011, 2010 or 2009.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 10.	Goodwill

Changes in goodwill are as follows (in thousands):

	2011	2010
Balance, beginning of year
Goodwill	$315,613	$310,653
Accumulated impairment losses	(310,653)	(310,653)

	4,960	—

Changes in Goodwill
Increases due to current year acquisitions	1,385	4,638
Effects of foreign currency translation	(147)	322

	1,238	4,960
Balance, end of year
Goodwill	316,851	315,613
Accumulated impairment losses	(310,653)	(310,653)

	$6,198	$4,960

Goodwill is assigned to the Company’s segments as follows (in thousands):

	December 31,
	2011	2010
Core products	769	—
Emerging products	580	—
Games	4,849	4,960

Total goodwill	$6,198	$4,960

In 2011 the Company acquired two small businesses, recording goodwill at the acquisition dates totaling $1.4 million, and in 2010, the Company acquired Backstage for approximately $6.0 million and recorded associated goodwill of $4.6 million.

During the quarter ended June 30, 2009, the Company determined that the implied fair value of goodwill was zero for each of its reporting units. As a result, the Company impaired $175.6 million, the remaining amount of its goodwill, during the quarter ended June 30, 2009. No impairments of goodwill were recorded in 2011 or 2010.

Note 11.	Accrued and Other Liabilities

Accrued and other liabilities consist of (in thousands):

	December 31,
	2011	2010
Royalties and costs of sales and fulfillment	$26,651	$30,190
Employee compensation, commissions and benefits	12,698	19,353
Sales, VAT and other taxes payable	11,389	13,104
Deferred tax liabilities—current	232	12,162
Other	8,224	10,893

Total	$59,194	$85,702

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Loss on Excess Office Facilities

The Company completed a business and operational reorganization which led to the reduction of its use of office space in its corporate headquarters in Seattle, Washington and one of its offices in Europe. As a result, the Company recorded losses of $7.4 million during the year ended December 31, 2010. These losses represented approximately $5.5 million of rent and contractual operating expenses over the remaining life of the lease, and approximately $1.6 million for the write-down of leasehold improvements to their estimated fair value. The Company regularly evaluates the market for office space. The total accrued loss of $2.7 million and $4.5 million for estimated future losses on excess office facilities at December 31, 2011 and 2010, respectively, is shown net of expected future sublease income of $0.6 million and $0.1 million, respectively. The Company regularly evaluates the market for office space in the cities where it has operations.

Changes to the accrued losses on excess office facilities are as follows (in thousands):

	December 31,
	2011	2010
Accrued loss, beginning of year	$4,524	$3,228
Additional accrued loss on excess office facilities resulting from 2010 restructuring	—	7,396
Less write-down of leasehold improvements	—	(1,552)
Less amounts paid, net of sublease income	(1,131)	(4,548)
Sublease income estimate revision	(646)	—

Accrued loss on excess office facilities, end of year	2,747	4,524
Less current portion	(596)	(1,144)

Accrued loss on excess office facilities, non-current portion	$2,151	$3,380

Note 13.	Shareholders’ Equity

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

Shareholder Rights Plan.    On December 2, 2008, the Company and Mellon Investor Services LLC entered into an Amended and Restated Shareholder Rights Plan (Amended and Restated Rights Plan) which amended and restated the existing Shareholder Rights Plan dated December 4, 1998, as amended (Existing Rights Plan). In connection with the Existing Rights Plan, on October 16, 1998, the Company’s board of directors declared a dividend of a right to purchase one one-thousandth of a share of the Company’s Series A preferred stock (Right) for each outstanding share of the Company’s common stock on December 14, 1998 (Record Date). Each share of common stock issued after the Record Date will be issued with an attached Right. The Rights will not immediately be exercisable and detachable from the common stock. The Rights will become exercisable and detachable only following the earlier of the acquisition of the Company by a person or a group of 15 percent or more of the outstanding common stock or ten days following the announcement of a tender or exchange offer for 15 percent or more of the outstanding common stock (Distribution Date). Notwithstanding the foregoing, Robert Glaser, the Company’s Chairman of the Board of Directors, is excluded as a person who can trigger the Distribution Date so long as he does not increase his beneficial ownership of shares of the Company’s common stock above the number of shares he holds as of the date of the Amended and Restated Rights Plan, except for shares of the Company’s common stock he acquires from the exercise of stock options or from stock awards granted to him in connection with his employment with the Company. After the Distribution Date, each Right will entitle the holder to purchase for $120.00 (Exercise Price) one one-thousandth (1/1000th) of a share of the Company’s Series A preferred stock with economic terms similar to that of one share of the Company’s common stock. Upon a person or a group acquiring 15 percent or more of the outstanding common stock, each Right will allow the holder (other than the acquirer) to purchase common stock or securities of the Company having a then current market value of two times the Exercise Price of the Right. In the event that following the acquisition of 15 percent of the common stock by an acquirer, the Company is acquired in a merger or other business combination or 50 percent or more of the Company’s assets or earning power are sold, each Right will entitle the holder to purchase for the Exercise Price, common stock or securities of the acquirer having a then current market value of two times the Exercise Price. In certain circumstances, the Rights may be redeemed by the Company at a redemption price of $0.001 per Right. If not earlier exchanged or redeemed, the Rights will expire on December 2, 2018.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units and Awards.    In 2011, 2010, and 2009, the Company granted restricted stock units and awards representing 520,199, 71,246, and 12,534 shares of common stock, respectively, pursuant to the Company’s 2005 Stock Incentive Plan (2005 Plan). In 2011, 2010 and 2009 restricted stock units and awards that vested totaled 94,361, 44,763 and 52,495, respectively. Non-vested restricted stock units and awards outstanding at the end of the December 31, 2011, 2010 and 2009 totaled 462,922, 86,511 and 117,857. Each restricted stock unit granted or cancelled either reduces or increases the shares available for grant under the 2005 Plan by a specified factor set forth in the 2005 Plan. This factor by which restricted stock units affect the shares available for grant was changed from 1.6 shares to 2.2 shares as of June 25, 2007 and was subsequently changed back to 1.6 shares, effective December 17, 2009.

A summary of stock options and restricted stock units activity is set forth in the table below. Prior to August 2011, amounts set forth in the table below reflect actual transactions that occurred as of the dates set forth and as a result are appropriately not adjusted for the special cash dividend paid in August 2011.

	Shares Available for Grant in (000’s)	Options Outstanding		Weighted Average Fair Value Grants
		Number of Shares in (000’s)	Weighted Average Exercise Price
Balances, December 31, 2008	1,928	9,884	$29.64
Options granted at common stock price	(812)	812	12.00	6.00
Stock awards and restricted stock units granted	(27)			11.08
Stock awards and restricted stock units cancelled	56
Options cancelled as part of stock option exchange(1)	1,275	(4,735)	31.60
Options granted as part of stock option exchange(1)	—	2,016	14.52
Options exercised	—	(9)	5.96
Options cancelled	1,443	(1,443)	30.04

Balances, December 31, 2009	3,863	6,525	24.44

Options granted at common stock price	(1,752)	1,752	15.56	7.48
Stock awards and restricted stock units granted	(114)			12.68
Stock awards and restricted stock units cancelled	112
Options exercised	—	(133)	11.80
Options cancelled	2,585	(2,585)	21.36

Balances, December 31, 2010	4,694	5,559	19.68

Options granted at common stock price	(2,250)	2,250	9.54	5.08
Stock awards and restricted stock units granted	(831)			9.40
Stock awards and restricted stock units cancelled	119
Increase in shares available to grant from special cash dividend(2)	1,843
Options exercised	—	(210)	10.57
Options cancelled	1,234	(1,234)	14.72

Balances, December 31, 2011	4,809	6,365	14.24

(1)	The Company’s stock option exchange program and the amended and restated 2005 Stock Incentive Plan used a specific calculation to determine the number of shares available for grant immediately after the exchange. Based on this calculation, the number of shares available as of December 17, 2009 was 4.0 million shares. This resulted in an increase of the previously outstanding number available for grant by approximately 1.3 million shares.
(2)	In connection with the Company’s special cash dividend of $1.00 per share of common stock paid in August 2011, and pursuant to the terms of the 2005 Plan, adjustments were made to the aggregate number of shares authorized for issuance under the 2005 Plan to reflect the special dividend. As a result of these adjustments, the previously outstanding number of shares authorized for issuance under the 2005 Plan was increased by approximately 1.8 million shares. Also in connection with the special cash dividend and one-for-four reverse stock split in August 2011, the Company made equitable adjustments to outstanding options and restricted stock units in accordance with the Company’s equity compensation plans. For all awards, the fair value of the award before and after the dividend and one-for-four reverse stock split remained the same, thus no incremental expense was recognized in the Company’s financial statements as a result of these equitable adjustments.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2011:

Exercise Prices	Options Outstanding		Weighted Average Exercise Price	Options Exercisable
	Number of Shares (in 000’s)	Weighted Average Remaining Contractual Life (Years)		Number of Shares (in 000’s)	Weighted Average Exercise Price
$0.04 — $7.00	208	4.11	$3.94	181	$3.58
$7.08 — $7.44	920	6.84	7.43	7	7.21
$7.48 — $10.20	647	5.76	8.37	193	8.29
$10.28 — $10.36	91	6.38	10.34	7	10.36
$10.40 — $10.52	1,128	4.80	10.51	1,071	10.52
$10.56 — $11.04	250	5.53	10.89	186	10.88
$11.08 — $11.36	761	5.79	11.36	116	11.34
$11.40 — $14.40	691	4.26	13.62	348	13.52
$14.56 — $20.36	692	3.51	18.83	669	18.82
$20.48 — $180.00	977	2.31	31.67	966	31.77

	6,365	4.76	$14.24	3,744	$17.35

The weighted average remaining contractual life of the exercisable options in the table above is 3.8 years. The aggregate intrinsic value of stock options exercised in 2011, 2010 and 2009 was $0.3 million, $0.5 million and $0.1 million. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2011 was $0.8 million and $0.7 million, respectively.

Employee Stock Purchase Plan.    In 2007, the Company adopted the 2007 Employee Stock Purchase Plan (2007 ESPP) to replace the 1998 Employee Stock Purchase Plan, which expired on December 31, 2007 following the conclusion of the final offering period. There are 1.1 million shares of common stock reserved for issuance under the 2007 ESPP. Under the 1998 ESPP and the 2007 ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to 85 percent of the fair market value of the common stock at the end of the semi-annual offering periods. Under the 2007 ESPP, 110,000, 90,250, and 127,750 shares at a weighted average fair value of the employee stock purchase rights of $1.53, $2.32, and $1.96 were purchased during the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Option Exchange.    On September 21, 2009, RealNetworks’ shareholders approved a proposal to allow for a one-time stock option exchange program designed to provide eligible employees an opportunity to exchange certain outstanding underwater stock options for a lesser amount of new options to be granted with lower exercise prices. Stock options eligible for exchange were those with an exercise price per share greater than $13.92. On November 19, 2009, the Company commenced the option exchange program, which expired on December 17, 2009. A total of 4.7 million eligible stock options were tendered by employees, representing 72% of the total stock options eligible for exchange. Section 16 officers and directors of the Company were not eligible to participate in the exchange. On December 17, 2009, the Company granted an aggregate of 2.0 million new stock options in exchange for the eligible stock options surrendered. The exercise price of the new stock options was $10.52, which was the closing price of the Company’s common stock on December 17, 2009. The new stock options were granted under the 2005 Plan. No incremental stock option expense was recognized for the exchange because the fair value of the new options, using standard employee stock option valuation techniques, was not greater than the fair value of the surrendered options they replaced.

Note 14.	Income Taxes

Components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States operations	$(50,100)	$(49,650)	$(191,738)
Foreign operations	5,671	15,327	(47,970)

Income (loss) before income taxes	$(44,429)	$(34,323)	$(239,708)

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
United States federal	$422	$(45,844)	$(3,400)
State and local	920	(379)	457
Foreign	5,314	9,150	2,009

Total current	6,656	(37,073)	(934)
Deferred:
United States federal	(22,006)	—	5,741
State and local	(555)	—	(741)
Foreign	(1,424)	622	(745)

Total deferred	(23,985)	622	4,255

Total income tax expense (benefit)	$(17,329)	$(36,451)	$3,321

Income tax expense differs from “expected” income tax expense (computed by applying the U.S. federal income tax rate of 35%) due to the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States federal tax expense (benefit) at statutory rate	$(15,550)	$(12,013)	$(83,898)
State taxes, net of United States federal tax benefit	1,320	(379)	(284)
Change in valuation allowance	(9,119)	13,191	16,207
Non-deductible stock compensation	571	992	1,551
Non-deductible goodwill impairment charge	—	—	54,740
Impact of non-U.S. jurisdictional tax rate difference	(368)	(1,173)	5,206
Non-taxable income attributable to noncontrolling interest	—	1,018	9,193
Extraterritorial Income Exclusion and previously acquired NOLs	—	(32,232)	—
Research and development tax credit	(1,372)	(2,053)	(1,727)
Increase/(reversal) of unrecognized tax benefits	2,100	(4,410)	2,137
Other	5,089	608	196

Total income tax expense (benefit)	$(17,329)	$(36,451)	$3,321

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets are comprised of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
United States federal net operating loss carryforwards	$28,228	$29,411
Deferred expenses	14,056	6,515
Research and development tax credit carryforwards	21,496	21,063
Alternative minimum tax credit carryforward	3,068	3,068
Net unrealized loss on investments	10,943	11,512
Capital loss carryforwards	5,297	5,302
Accrued loss on excess office facilities	997	1,696
Stock-based compensation	16,101	15,124
State net operating loss carryforwards	3,999	5,702
Foreign net operating loss carryforwards	20,582	3,092
Deferred revenue	495	1,150
Equipment, software, and leasehold improvements	8,133	10,285
Intangibles	48	47
Other	6,457	7,502

Gross deferred tax assets	139,900	121,469
Less valuation allowance	105,189	106,169

Gross deferred tax assets, net of valuation allowance	34,711	15,300

Deferred tax liabilities:
Other intangible assets	(1,550)	(1,297)
Net unrealized gains on investments	(3,904)	(7,088)
Other	(880)	(1,236)
Prepaid expenses	(1,445)	(2,184)
Capitalized software development costs	(3,504)	(2,971)

Gross deferred tax liabilities	(11,283)	(14,776)

Net deferred tax assets	$23,428	$524

Income tax receivables were $6.7 million and $14.6 million at December 31, 2011 and 2010, respectively. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the appropriate taxing jurisdictions. During the year ended December 31, 2011, the Company released $22.6 million of the valuation allowance related to the Company’s deferred tax assets. These deferred tax assets relate primarily to capital loss carryforwards, and net operating loss carryforwards which the Company determined it will more likely than not be able to utilize due to the generation of sufficient taxable income in the future from the asset purchase agreement the Company entered into on January 26, 2012 with Intel Corporation pursuant to which it will sell certain patent assets and related rights for $120 million in cash. Of the total valuation allowance release, $22.6 million was recorded as an income tax benefit in the Consolidated Financial Statements. The Company maintains a partial valuation allowance of $105.2 million for its deferred tax assets due to uncertainty regarding their realization as of December 31, 2011. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount the Company has recorded. Any increase or decrease in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the statement of operations.

The net change in valuation allowance was a $1.0 million decrease and a $5.1 million increase during the years ended December 31, 2011 and 2010, respectively. The 2011 net decrease in valuation allowance is caused primarily by an increase in deferred tax assets related to pre-acquisition foreign net operating losses that the Company placed a valuation allowance on because it is not more likely than not that the Company can benefit these deferred tax assets in the future, netted with the valuation allowance release on U.S. deferred tax assets.

The Company’s United States federal net operating loss carryforwards totaled $80.7 million and $84.0 million at December 31, 2011 and 2010, respectively. These net operating loss carryforwards begin to expire between 2012 and 2032. In 2011, the remaining net operating loss carryforwards are from the U.S. taxable losses in 2010 and 2011 and acquired subsidiaries that are limited under Internal Revenue Code Section 382. The Company’s United States federal research and development tax credit carryforward totaled $21.5 million and $21.0 million at December 31, 2011 and 2010. The research and development credit carryforwards expire between 2020 and 2031. The Company’s alternative minimum tax credit carryforward totaled $3.1 million at both December 31, 2011 and December 31, 2010, and can be carried forward indefinitely.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of 2011, the Company received a cash payment of approximately $8.6 million and in the third quarter of 2010 received a cash payment of approximately $29.5 million, as the result of a refund of U.S. federal taxes previously paid. Of the 2011 amount, $2.5 million is related to the 2008 amended tax return that was filed as a result of the 2005 to 2007 Internal Revenue Service (IRS) examination related primarily to allowed deductions and taxes on foreign sales associated with the Company’s 2005 antitrust settlement with Microsoft Corporation. The remaining $6.1 million in refunds were related to net operating loss carryback and prior year tax overpayments. The Company recorded the related income tax benefit and tax receivable for both the 2011 and 2010 refunds in it is consolidated financial statements for the year ended December 31, 2010.

The Company recognizes tax liabilities in accordance with FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax returns. As of December 31, 2011 and December 31, 2010, the Company had $16.7 million and $14.0 million of unrecognized tax benefits, respectively. Of the increase, $3.0 million is due to transfer pricing risk in foreign jurisdictions and $0.5 million is related to other prior year positions, partially offset by a decrease of $0.8 million related to the closure of a foreign subsidiary which had reserves related to transfer pricing and the expiration of the statute of limitations on state tax returns. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $13.5 million as of December 31, 2011 and $11.0 million as of December 31, 2010.

The Company elected to recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2011 and December 31, 2010, the Company had approximately $0.8 million and $0.7 million of accrued interest and penalties related to uncertain tax positions, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. We currently anticipate the closure of foreign income tax examinations in the next twelve months that may decrease the Company’s total unrecognized tax benefits by an amount up to $12.0 million as a result of the successful defense of the Company’s positions, the settlement and payment of a liability, or a combination thereof. Additionally, the Company anticipates that its total unrecognized tax benefits may increase by an amount up to $2.7 million as a result of a potential transfer pricing change.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance, beginning of year	$14,033	$59,826	$10,455
Increases related to prior year tax positions	—	130	—
Decreases related to prior year tax positions	(768)	(57,234)	(820)
Increases related to current year tax positions	3,518	11,311	50,191
Expiration of the statute of limitations	(62)	—	—

Balance, end of year	$16,721	$14,033	$59,826

Note 15.	Commitments and Contingencies

Commitments.    The Company has commitments for future payments related to office facilities leases and other contractual obligations. The Company leases office facilities under various operating leases expiring through 2019. The Company also has other contractual obligations, primarily relating to minimum contractual payments due to content and other service providers, expiring over varying time periods in the future. Future minimum payments are as follows (in thousands):

	Office Leases	Other Contractual Obligations	Total
2012	$10,358	$88	$10,446
2013	10,250	88	10,338
2014	8,518	—	8,518
2015	2,149	—	2,149
2016	1,479	—	1,479
Thereafter	967	—	967

Total minimum payments	$33,721	$176	$33,897

Of the total office lease future minimum payments, $3.4 million is recorded in accrued loss on excess office facilities at December 31, 2011.

Rent expense during the years ended December 31, 2011, 2010, and 2009, was $9.2 million, $10.6 million, and $12.3 million, respectively.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowing Arrangements.    The Company’s subsidiary, WiderThan, has entered into lines of credit with a Korean domestic bank with an aggregate maximum available limit of $0.9 million at interest rates of approximately 6% over the rate earned on the underlying deposits. During the years ended December 31, 2011 and 2010, WiderThan did not draw on the line of credit and there was no balance outstanding as of December 31, 2011 or December 31, 2010.

The Company’s subsidiary, WiderThan, uses electronic promissory notes issued by a Korean domestic bank with an aggregate line of credit of up to $2.2 million. The charged amounts are generally payable in the following month depending on the billing cycle and are included in accounts payable in the consolidated balance sheets. In general, the term of the arrangement is one year, with renewal in April of each year. The arrangement may be renewed in writing by mutual agreement between WiderThan and the bank. WiderThan is not subject to any financial or other restrictive covenants under the terms of this arrangement. As of December 31, 2011, the Company had $0.4 million outstanding on this promissory note and other guarantees.

401(k) Retirement Savings Plan.    The Company has a salary deferral plan (401(k) Plan) that covers substantially all employees. Under the plan, eligible employees may contribute up to 50% of their pretax salary, subject to the Internal Revenue Service annual contribution limits. During the years ended December 31, 2011, 2010, and 2009, the Company matched 50% of employee contributions to the 401(k) Plan, on up to three percent of participating employees’ compensation, and contributed $1.1 million, $1.4 million, and $1.4 million, respectively, in matching contributions. The Company can terminate the matching contributions at its discretion. The Company has no other post-employment or post-retirement benefit plans.

Litigation.     On November 1, 2011, a lawsuit was filed by Callertone Innovations, LLC (“Callertone”) against MetroPCS Wireless, Inc. and MetroPCS Communications, Inc., (collectively, “MetroPCS”) in the U.S. District Court for the District of Delaware alleging that MetroPCS infringes Callertone’s patents by providing ringback tone services. The Company agreed to indemnify MetroPCS against the claims based on an indemnity that is claimed to be owed by the Company. The complaint was served on MetroPCS on January 14, 2012, and the Company is currently preparing its answer. The Company disputes the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against MetroPCS. The Company is unable to provide meaningful quantification of how the final resolution of this litigation may impact its future consolidated financial statements.

On October 28, 2011, a lawsuit was filed by Callertone Innovations, LLC (“Callertone”) against T-Mobile USA, Inc. (“T-Mobile”) in the U.S. District Court for the District of Delaware alleging that T-Mobile infringes Callertone’s patents by providing ringback tone services. The Company agreed to indemnify T-Mobile against the claims based on an indemnity that is claimed to be owed by the Company. The complaint was served on T-Mobile on January 16, 2012, and the Company is currently preparing its answer. The Company disputes the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against T-Mobile. The Company is unable to provide meaningful quantification of how the final resolution of this litigation may impact its future consolidated financial statements.

In July 2010, the Washington State Office of the Attorney General (Washington AG) sent a letter referencing complaints from consumers relating to RealNetworks’ various consumer products since 2005. The letter advised the Company that it may be violating Washington State’s consumer protection laws, and invited the Company to consider changing certain of its consumer practices. The Company subsequently met with representatives of the Washington AG to review and discuss the complaints and, although the Company did not believe that its practices violated the law, it voluntarily made changes to certain of its online order paths through which consumers purchase the Company’s subscription products in order to address certain of the Washington AG’s concerns.

Notwithstanding the foregoing, in March and September 2011, the Consumer Protection Division of the Washington AG issued civil investigative demands to the Company requesting information and documents relating to certain of the Company’s consumer marketing practices during the period from 2005 to 2011. The Company is cooperating and is in discussions with the Washington AG regarding the investigation, and has begun to respond to the Washington AG’s requests. The Washington AG has not initiated any enforcement action against the Company. The Company does not believe it has violated any laws, but cannot predict the outcome of the investigation at this time, including whether the investigation will result in significant expenses, monetary damages, penalties or injunctive relief that would reduce the Company’s cash flows or harm its business. The Company is unable to provide meaningful quantification of how or if the final resolution of this investigation would impact its future consolidated financial statements.

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

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including the Company’s partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. The Company agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that is claimed to be owed by the Company. On August 27, 2007, the Company’s motion to transfer this matter to the U.S. District Court for the District of New Jersey was granted. The parties briefed claim construction, but the case was subsequently stayed pending reexamination of the patents at issue. On December 10, 2009, the U.S. Patent and Trademark Office issued notice of its intent to issue reexamination certificates for the patents in suit. The District Court lifted the stay on the litigation on January 29, 2010 and discovery has resumed. On September 28, 2011, the District Court held a claims construction hearing but has not yet issued a ruling. The Company disputes the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against the Company’s partners. The Company is unable to quantify in a meaningful way the potential impact of the final resolution of this litigation on the Company’s future consolidated financial statements.

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

From time to time the Company is, and expects to continue to be, subject to legal proceedings, governmental investigations and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company is not aware of any other legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third-party claims. In addition, given the broad distribution of some of the Company’s consumer products, any individual claim related to those products could give rise to liabilities that may be material to the Company. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s consolidated financial statements.

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

As of July 1, 2010, the Company reorganized the management of its product lines and businesses in order to more efficiently develop and sell its products, and more cost effectively manage its operations. Since the quarter ended September 30, 2010, the Company’s financial results have reflected the new corporate organization with the following reporting segments: (1) Core Products, which includes financial results from existing and future software as a service offerings of ringback tones, music on demand, video on demand, storefront services and inter-carrier messaging; systems integration and professional services; Helix software and licenses for

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

handsets; SuperPass; and the Company’s international radio subscriptions; (2) Emerging Products, which includes financial results from RealPlayer, including distribution of third-party products, advertising and other revenue, and new products and services that will be introduced over time for consumers or enterprise customers; and (3) Games, which was unchanged and includes all games-related financial results, including game sales, subscriptions services, syndication services, advertising-supported games, and mobile and social games. In addition, the Company continues to present financial results for its former Music segment on a historical basis only. The Music segment primarily included financial results and operating performance of the Company’s Rhapsody joint venture, which was restructured as of March 31, 2010. As a result of the restructuring, Rhapsody’s results are not consolidated with the Company’s financial statements for periods after March 31, 2010. The Company reports its share of Rhapsody’s income or losses as “Equity in net loss of Rhapsody and other equity method investments” in “Other income.” The Company reflected the reorganization of its segments for periods prior to September 30, 2010, to allow for comparability between the periods.

Beginning with the third quarter of 2010, the Company also changed how it allocates corporate and shared overhead expenses. Previously, RealNetworks allocated common corporate overhead expenses, including but not limited to finance, legal and headquarters facilities, to each business segment. Beginning in the quarter ended September 30, 2010, these shared expenses, as well as stock compensation costs, are shown in the aggregate as “Corporate” expenses and are not reflected in segment results for the business segments described in the preceding paragraph. Only direct business segment expenses, such as research and development, marketing and certain other business shared services, are reflected in the associated business segment results. The changes in the allocation of corporate expenses was designed to help ensure that business segment results reflect only those items that are directly attributable to that segment’s performance and that shared overhead expenses are centrally managed to promote focus on and accountability for the overall corporate cost structure.

The Company reports three reporting segments based on factors such as how the Company manages its operations and how its Chief Operating Decision Maker reviews results. The Company’s Chief Operating Decision Maker is considered to be the Company’s CEO Staff (CEOS), which includes the Company’s Chief Executive Officer, Chief Financial Officer, Executive Vice President, Chief Legal Officer and certain Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by certain disaggregated information about products and services, geographical regions and corporate expenses for purposes of making decisions and assessing financial performance. The CEOS reviews discrete financial information regarding profitability of the Company’s Core Products, Emerging Products, Games, and, prior to April 1, 2010, Music segments and, therefore, the Company reports these as operating segments. The accounting policies used to derive segment results are generally the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies.

Segment operating income (loss) before income taxes for the years ended December 31, 2011, 2010 and 2009, respectively is as follows:

Core Products

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
Revenue	$191,240	$212,845	$233,365	$(21,605)	(10)%	$(20,520)	(9)%
Cost of revenue	83,696	83,733	81,774	(37)	(0)%	1,959	2%
Impairment of deferred costs	19,329	—	—	19,329	100%	—	—

Gross profit	88,215	129,112	151,591	(40,897)	(32)%	(22,479)	(15)%
Operating expenses	75,188	86,217	138,502	(11,029)	(13)%	(52,285)	(38)%

Operating income	$13,027	$42,895	$13,089	$(29,868)	(70)%	$29,806	228%

Emerging Products

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
Revenue	$46,590	$41,761	$45,207	$4,829	12%	$(3,446)	(8)%
Cost of revenue	11,879	7,123	6,884	4,756	67%	239	3%
Impairment of deferred costs	633	—	—	633	100%	—	—

Gross profit	34,078	34,638	38,323	(560)	(2)%	(3,685)	(10)%
Operating expenses	36,011	28,053	73,211	7,958	28%	(45,158)	(62)%

Operating income (loss)	$(1,933)	$6,585	$(34,888)	$(8,518)	(129)%	$41,473	119%

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Games

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
Total revenue	$97,856	$111,394	$122,824	$(13,538)	(12)%	$(11,430)	(9)%
Cost of revenue	30,646	29,071	32,862	1,575	5%	(3,791)	(12)%

Gross profit	67,210	82,323	89,962	(15,113)	(18)%	(7,639)	(8)%
Operating expenses	60,633	78,275	127,908	(17,642)	(23)%	(49,633)	(39)%

Operating income (loss)	$6,577	$4,048	$(37,946)	$2,529	63%	$41,994	111%

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Music

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
Total revenue	$—	$35,733	$160,868	$(35,733)	(100)%	$(125,135)	(78)%
Cost of revenue	—	21,864	98,322	(21,864)	(100)%	(76,458)	(78)%

Gross profit	—	13,869	62,546	(13,869)	(100)%	(48,677)	(78)%
Total operating expenses	—	13,911	129,085	(13,911)	(100)%	(115,174)	(89)%

Operating income (loss)	$—	$(42)	$(66,539)	$42	100%	$66,497	100%

Corporate

	2011	2010	2009	2011-2010 Change	% Change	2010-2009 Change	% Change
Cost of revenue	$416	$2,932	$2,300	$(2,516)	(86)%	$632	27%
Total operating expenses	54,865	85,081	108,654	(30,216)	(36)%	(23,573)	(22)%

Operating loss	$(55,281)	$(88,013)	$(110,954)	$32,732	37%	$22,941	21%

The Company’s customers consist primarily of consumers and corporations located in the U.S., Europe, and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$162,720	$227,823	$374,283
Europe	74,602	79,820	96,146
Rest of the World	98,364	94,090	91,835

Total	$335,686	$401,733	$562,264

Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	December 31,
	2011	2010
United States	$38,543	$43,655
Republic of Korea	4,063	5,659
Europe	2,949	3,069
Rest of the World	5,286	2,900

Total long-lived assets	$50,841	$55,283

Net assets including minority interest by geographic location are as follows (in thousands):

	December 31,
	2011	2010
United States	$225,271	$352,341
Republic of Korea	1,903	12,374
Europe	30,130	33,029
Rest of the World	13,983	15,001

Total	$271,287	$412,745

Note 18.	Related Party Transactions

Transactions with MTVN.    As part of the initial formation of Rhapsody in 2007, MTVN contributed a $230 million five-year note payable in partial consideration for acquiring MTVN’s interest in the venture. In February 2009, RealNetworks and MTVN signed an amendment to the Rhapsody joint venture agreement which reduced the amount payable under the MTVN note to $213.8 million over the original five-year term and on March 31, 2010, the note was cancelled in connection with the completion of the Rhapsody restructuring transactions. During the year ended December 31, 2010, Rhapsody received $1.2 million in cash as note payments and spent $1.1 million in advertising with MTVN. During the year ended December 31, 2009, Rhapsody received $33.0 million in cash as note payments and spent $33.3 million in advertising with MTVN. MTVN agreed to a new $33 million

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketing commitment as part of the restructuring transactions that were completed on March 31, 2010. RealNetworks no longer consolidates Rhapsody’s financial position and results, and consequently these transactions are no longer considered related party transactions. See Note 3, Rhapsody Joint Venture, for more information on the restructuring transactions.

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

Following the restructuring transactions, the Company is obligated to provide Rhapsody with a reduced amount of support services unless earlier terminated by Rhapsody. These support services are expected to be completed in the first half of 2012 unless earlier terminated by Rhapsody. The support services include information technology and limited operational support provided directly to Rhapsody. The amount of these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spend on providing services to Rhapsody. RealNetworks allocates the cost of providing these support services and records such allocation as a reduction to the related expense in the period for which it was incurred. During the years ended December 31, 2011 and 2010, the Company charged Rhapsody $2.2 million and $3.2 million, respectively, for the support services.

Transactions with LoEn Entertainment, Inc.    During the fourth quarter of 2008, the Company paid $9.9 million to acquire approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). The Company paid market price for approximately 2.8 million common shares of LoEn which are traded on the Korean Securities Dealers Automated Quotations. The Company’s investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting gains or losses recognized in accumulated other comprehensive loss as unrealized holding gains/losses on investment. During the years ended December 31, 2011, 2010, and 2009 the Company recorded revenue from LoEn of approximately $20.3 million, $18.0 million and $13.5 million, respectively. This revenue consisted primarily of sales of application service provider services, which include sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, the Company also recorded accounts receivable of approximately $2.1 million and $3.2 million as of December 31, 2011 and 2010, respectively. Accounts payable and cost of revenue balances associated with LoEn as of and for the years ended December 31, 2011 and 2010 were nominal.

Note 19.	Subsequent Event

On January 26, 2012, the Company entered into an asset purchase agreement with Intel Corporation pursuant to which the Company will sell substantially all of its patent assets and related rights held by the Company and its next generation video codec technology for $120.0 million and the assumption of certain liabilities, subject to potential adjustments. In connection with the transaction, the Company also entered into a license agreement with Intel pursuant to which the Company will obtain a non-exclusive, royalty-free, fully paid up, irrevocable and worldwide license to use the patents assets the Company will sell to Intel in connection with the Company’s businesses. The consummation of these transactions is subject to closing conditions and is expected to close in the first quarter of 2012.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Quarterly Information (Unaudited)

The following table summarizes the unaudited statement of operations for each quarter of 2011 and 2010 (in thousands, except per share data):

	Total	Dec. 31 (2)	Sept. 30 (4)	June 30	Mar. 31 (3)
2011:
Net revenue	$335,686	$80,219	$84,414	$83,752	$87,301
Gross profit	189,087	28,168	52,598	53,086	55,235
Operating (loss) income	(37,610)	(23,677)	(3,483)	(4,784)	(5,666)
Net income (loss) attributable to common shareholders	(27,100)	(2,764)	(5,182)	(6,849)	(12,305)
Basic net income (loss) per share available to common shareholders(1)	(0.79)	(0.08)	(0.15)	(0.20)	(0.36)
Diluted net income (loss) per share available to common shareholders(1)	(0.79)	(0.08)	(0.15)	(0.20)	(0.36)
2010:
Net revenue	$401,733	$97,817	$86,432	$88,884	$128,600
Gross profit	257,010	62,112	55,722	59,735	79,441
Operating (loss) income	(34,527)	5,979	(4,150)	(21,694)	(14,662)
Net income (loss) attributable to common shareholders	5,038	3,194	24,523	(25,907)	3,228
Basic net income (loss) per share available to common shareholders(1)	0.26	0.09	0.72	(0.77)	0.21
Diluted net income (loss) per share available to common shareholders(1)	0.26	0.09	0.71	(0.77)	0.20

(1)	The sum of the quarterly net income per share will not necessarily equal the net income per share for the year due to the use of weighted average quarterly shares and the effects of rounding.

(2)	The quarter ended December 31, 2011 included impairments of deferred costs of $20.0 million, described more fully in Note 7, Deferred Costs, and an income tax benefit of $22.6 million resulting from a release of a portion of the valuation allowance, as described more fully in Note 14, Income Taxes.

(3)	The quarter ended March 31, 2010 included a one-time net gain on deconsolidation of Rhapsody of $10.9 million which was recorded in other income and expense, net. This item is described more fully in Note 3, Rhapsody Joint Venture.

(4)	The Company received a cash payment of approximately $29.5 million in the quarter ended September 30, 2010 as a result of a refund of federal taxes previously paid. The Company recorded the cash proceeds from the refund as an income tax benefit in its statement of operations and recognized other income tax benefits related to this matter, including the reversal of a liability for uncertain tax positions, in the quarter ended September 30, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

RealNetworks, Inc.:

We have audited the accompanying consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RealNetworks, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

RealNetworks, Inc.:

We have audited RealNetworks, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RealNetworks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RealNetworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RealNetworks, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 29, 2012

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that, as of December 31, 2011 RealNetworks maintained effective internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011. This attestation is included within Item 8.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the changes to our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 as required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act and has concluded that there were no such changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the information contained in part in the sections captioned “Election of Director(s)-Nominee(s) for Director,” “Board of Directors-Continuing Directors-Not Standing for Election This Year,” “Board of Directors-Committees of the Board,” “Board of Directors-Code of Business Conduct and Ethics” and “Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement relating to RealNetworks’ 2012 Annual Meeting of Shareholders or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2011.

The remaining information required by this Item is set forth in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement relating to RealNetworks’ 2012 Annual Meeting of Shareholders or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders” of the Proxy Statement relating to RealNetworks’ 2012 Annual Meeting of Shareholders or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2011.

Equity Compensation Plans

As of December 31, 2011, we had awards outstanding under five equity compensation plans. These plans include the RealNetworks, Inc. 1995 Stock Option Plan (1995 Plan), the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (1996 Plan), the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (2000 Plan), the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (2005 Plan), and the RealNetworks, Inc. 2002 Director Stock Option Plan (2002 Plan). In addition, we maintain the RealNetworks, Inc. 2007 Employee Stock Purchase Plan, as amended and restated October 2010 (2007 ESPP). The 1995 Plan, 1996 Plan, 2002 Plan, 2005 Plan and 2007 ESPP have been approved by our shareholders. The 2000 Plan has not been approved by our shareholders.

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

The following table aggregates the data from our plans and reflects adjustments resulting from our special cash dividend paid in August 2011 and the one-for-four reverse stock split effective in August 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (in 000’s)(a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in 000’s)(c)
Equity compensation plans approved by security holders	6,822	$14.24	4,809	(1)(2)
Equity compensation plans not approved by security holders	5	28.82	—

Total	6,827	$14.24	4,809

(1)	On January 1, 2008, the 2007 ESPP became effective. Column (c) above excludes an aggregate of 1.1 million shares of the Company’s common stock that are authorized for issuance pursuant to the 2007 ESPP.

(2)	Includes shares available for future issuances pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan (2007 Director Plan), a sub-plan that operates and is administered under the 2005 Plan. Under the 2007 Director Plan, outside directors may elect to receive all or a portion of his or her quarterly director compensation in shares of the Company’s common stock in lieu of cash. Shares issued to directors under the 2007 Director Plan are issued from the shares reserved under the 2005 Plan.

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

The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation-Policies and Procedures with Respect to Related Person Transactions,” “Executive Compensation-Certain Relationships and Related Transactions” and “Election of Directors-Director Independence” of the Proxy Statement relating to RealNetworks’ 2012 Annual Meeting of Shareholders or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm-Fees Billed by KPMG LLP During 2010 and 2011” and “Ratification of Appointment of Independent Registered Public Accounting Firm-Pre-Approval Policies and Procedures” of the Proxy Statement relating to RealNetworks’ 2012 Annual Meeting of Shareholders or in an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2011.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements

The following consolidated financial statements of RealNetworks, Inc. and subsidiaries are filed as part of this report:

Consolidated Balance Sheets — December 31, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Income (Loss) — Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows — Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest — Years Ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3) Index to Exhibits

Exhibit Number	Description
2.1	Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010)
2.2	Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)
2.3*	Asset Purchase Agreement, dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2012). Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of RealNetworks, Inc. (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2011)
3.3	Amended and Restated Bylaws effective July 23, 2010 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2010)
4.1	Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)
10.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)
10.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10.3†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.4†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10.5†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10.6†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10.7†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.8†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.9†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.10†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010 (incorporated by reference from Exhibit 10.10 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)
10.11†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)
10.12†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10.13†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.14†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.15†	Form of Performance Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.6 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)
10.16	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)
10.17†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.18	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.19	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.20†	Employment Agreement and Development, Confidentiality and Noncompetition Agreement by and between Thomas Nielsen and RealNetworks, Inc. effective as of November 9, 2011
10.21†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10.22†	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.26 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)
10.23†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010)

10.24†	Offer Letter dated September 2, 2010 between RealNetworks, Inc. and Tracy D. Daw (incorporated by reference from Exhibit 10.23 to Amendment No. 1 to RealNetworks’ Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission on May 2, 2011)
10.25†	Offer Letter dated January 5, 2009 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)
10.26†	Promotion Letter dated October 23, 2009 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)
10.27†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.28†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.29†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.30†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Tracy D. Daw (incorporated by reference from Exhibit 10.30 to RealNetworks’ Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission on May 2, 2011)
10.31†	Retention Letter dated April 16, 2010 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)
10.32†	Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.4 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.33†	Separation Agreement and Release between RealNetworks, Inc. and Robert Kimball dated March 28, 2011 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2011)
10.34†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)
10.35†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)
10.36†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Tracy D. Daw (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)
10.37†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)
10.38†	Form of Amended and Restated Change in Control and Severance Agreement effective May 31, 2011 between RealNetworks, Inc. and each of Michael Lunsford, Michael Eggers, Hank Skorny and Tracy D. Daw (incorporated by reference from Exhibit 10.5 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)

10.39†	Form of MBO Plan Document under the RealNetworks, Inc. 2010 Executive Compensation Program (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010)
10.40†	Form of MBO Plan Document under the RealNetworks, Inc. 2011 Executive Compensation Program (incorporated by reference from Exhibit 10.35 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)
10.41*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10.42*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10.43	Amended and Restated Stockholder Agreement dated as of November 30, 2011 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc., Napster, LLC, Best Buy Co., Inc. and DMS Holdco Inc.
10.44*	License Agreement, dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2012)
21.1	Subsidiaries of RealNetworks, Inc.
23.1	Consent of KPMG LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Thomas Nielsen, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Thomas Nielsen, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

†	Executive Compensation Plan or Agreement

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 29, 2012.

REALNETWORKS, INC.

By:	/s/ THOMAS NIELSEN
Thomas Nielsen
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Thomas Nielsen and Tracy Daw, and each of them severally, his or her true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his or her name and on his or her behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on February 29, 2012.

Signature	Title

/S/ THOMAS NIELSEN Thomas Nielsen	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL EGGERS Michael Eggers	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ ROBERT GLASER Robert Glaser	Chairman of the Board

/S/ ERIC A. BENHAMOU Eric A. Benhamou	Director

/S/ KALPANA RAINA Kalpana Raina	Director

/S/ JANICE ROBERTS Janice Roberts	Director

/S/ MICHAEL B. SLADE Michael B. Slade	Director

/S/ DOMINIQUE TREMPONT Dominique Trempont	Director

Exhibit Index

Exhibit Number	Description
2.1	Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010)
2.2	Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)
2.3*	Asset Purchase Agreement, dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2012). Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of RealNetworks, Inc. (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2011)
3.3	Amended and Restated Bylaws effective July 23, 2010 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2010)
4.1	Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)
10.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)
10.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10.3†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10.4†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)
10.5†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10.6†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)
10.7†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.8†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)
10.9†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.10†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010 (incorporated by reference from Exhibit 10.10 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)
10.11†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)
10.12†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)
10.13†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.14†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)
10.15†	Form of Performance Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.6 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)
10.16	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)
10.17†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.18	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.19	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))
10.20†	Employment Agreement and Development, Confidentiality and Noncompetition Agreement by and between Thomas Nielsen and RealNetworks, Inc. effective as of November 9, 2011
10.21†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10.22†	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.26 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)
10.23†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010)
10.24†	Offer Letter dated September 2, 2010 between RealNetworks, Inc. and Tracy D. Daw (incorporated by reference from Exhibit 10.23 to Amendment No. 1 to RealNetworks’ Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission on May 2, 2011)
10.25†	Offer Letter dated January 5, 2009 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)
10.26†	Promotion Letter dated October 23, 2009 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)
10.27†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.28†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.29†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.30†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Tracy D. Daw (incorporated by reference from Exhibit 10.30 to RealNetworks’ Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission on May 2, 2011)
10.31†	Retention Letter dated April 16, 2010 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)
10.32†	Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.4 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)
10.33†	Separation Agreement and Release between RealNetworks, Inc. and Robert Kimball dated March 28, 2011 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2011)
10.34†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)
10.35†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)
10.36†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Tracy D. Daw (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)
10.37†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)
10.38†	Form of Amended and Restated Change in Control and Severance Agreement effective May 31, 2011 between RealNetworks, Inc. and each of Michael Lunsford, Michael Eggers, Hank Skorny and Tracy D. Daw (incorporated by reference from Exhibit 10.5 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)

10.39†	Form of MBO Plan Document under the RealNetworks, Inc. 2010 Executive Compensation Program (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010)
10.40†	Form of MBO Plan Document under the RealNetworks, Inc. 2011 Executive Compensation Program (incorporated by reference from Exhibit 10.35 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)
10.41*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)
10.42*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)
10.43	Amended and Restated Stockholder Agreement dated as of November 30, 2011 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc., Napster, LLC, Best Buy Co., Inc. and DMS Holdco Inc.
10.44*	License Agreement, dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2012)
21.1	Subsidiaries of RealNetworks, Inc.
23.1	Consent of KPMG LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Thomas Nielsen, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Thomas Nielsen, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
†	Executive Compensation Plan or Agreement

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.