Form 10-K/A
period 2011-12-31
REALNETWORKS INC
filed 2012-04-30
CIK 1046327

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

The number of shares of the registrant’s Common Stock outstanding as of April 23, 2012 was 34,755,847.

(1)	Excludes shares held of record on that date by directors, executive officers and 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

EXPLANATORY NOTE

RealNetworks, Inc. (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on February 29, 2012, for the purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2012 annual meeting of shareholders, which will not be filed within the requisite time period allowing such incorporation by reference.

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

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors

The name, age, position(s), term and board committee membership for each member of our Board of Directors is set forth below as of April 23, 2012:

Name	Age	Position(s)	Class	Director Since
Robert Glaser(4*)	50	Chairman of the Board of Directors	3	1994
Eric A. Benhamou(1*, 2, 4)	56	Lead Independent Director	3	2003
Thomas Nielsen	42	Director	3	2011
Kalpana Raina(1, 3*)	56	Director	1	2001
Janice Roberts(2*, 3)	56	Director	2	2010
Michael B. Slade	54	Director	2	2011
Dominique Trempont(1, 2)	57	Director	1	2010

(1)	Member of the Audit Committee of the Board of Directors
(2)	Member of the Compensation Committee of the Board of Directors
(3)	Member of the Nominating and Corporate Governance Committee of the Board of Directors
(4)	Member of the Strategic Transactions Committee of the Board of Directors
*	Committee Chairperson

Biographical Information

Class 1 Directors

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Kalpana Raina Age 56 Director since 2001	Ms. Raina is the managing partner of 252 Solutions, LLC, an advisory firm. Previously, Ms. Raina was a senior executive with The Bank of New York, a global financial services company. She joined The Bank of New York in 1989 and held a variety of leadership positions, most recently Executive Vice President and Head of European Country Management and Corporate Banking. Prior to that, she served in Mumbai, India as the bank’s Executive Vice President, International. During her 18-year career with the bank she had responsibility for clients in the media, telecommunications, healthcare, retailing, hotels and leisure and financial services industries in Asia, Europe, and the United States. Ms. Raina has served as a director of John Wiley & Sons, Inc., a publicly-traded global publisher of print and electronic products, since September 2009 and as a director of Information Services Group, Inc., a publicly-traded company specializing in the assessment, evaluation, negotiation, and management of service contracts between clients and their outside contractors, since August 2009. Ms. Raina is a member of Women Corporate Directors and The National Association of Corporate Directors and a past member of The US-India Business Council. Ms. Raina holds a B.A. Honors degree from Panjab University (India) and an M.A. degree in English Literature from McMaster University (Canada).

Senior executive leadership and business strategy experience

Management advisory experience

Significant experience, expertise and background with regard to business, accounting and financial matters

Experience through service as a director of public companies

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Dominique Trempont Age 57 Director since 2010	Mr. Trempont has served as a director of Daily Mail and General Trust plc, a producer of content, information analytics and events for businesses and consumers, and as a director of on24, Inc., a leader in webcast and virtual solutions, since February 2011. Mr. Trempont has also served as a director of Energy Recovery, Inc., a manufacturer of efficient energy recovery devices utilized in the water desalination industry, since July 2008. From 2005 to November 2011, Mr. Trempont served as a director of Finisar Corporation, a company that develops and markets high speed data communication systems and software for networking and storage. From 2006 to April 2010, Mr. Trempont served as a director of 3Com Corporation, a network management company that was acquired by Hewlett Packard in April 2010. From 2003 to 2005, Mr. Trempont was CEO-in-Residence at Battery Ventures, a venture capital firm. Prior to joining Battery Ventures, Mr. Trempont was Chairman, President and Chief Executive Officer of Kanisa, Inc., a software-as-a-service company focused on enterprise self-service applications, from 1999 to 2002. Mr. Trempont was President and CEO of Gemplus Corporation, a smart card company, from 1997 to 1999. Prior to Gemplus, Mr. Trempont served as Chief Financial Officer and head of Operations at NeXT Software. Mr. Trempont began his career at Raychem Corporation, a materials science and engineering company focused on telecommunications, electronics, automotive and other industries. Mr. Trempont earned an undergraduate degree in Economics from College St. Louis (Belgium), a B.A. with high honors in Business Administration and Software Engineering (LSM) from the University of Louvain (Belgium) and a master’s degree in Business Administration from INSEAD (France/Singapore).	Senior leadership experience Management advisory experience Financial experience Executive-level experience with technology companies Experience through service as a director of public companies

Class 2 Directors

Janice Roberts Age 56 Director since 2010	Janice Roberts has served as a Managing Director of Mayfield Fund, a Silicon Valley-based venture capital firm, since 2000. Ms. Roberts’ current areas of investment interest include mobility, wireless communications, networking and consumer companies. From 1992 to 2002, Ms. Roberts was employed by 3Com Corporation, a network management company that was acquired by Hewlett Packard in April 2010, where she held various executive positions, most recently serving as President of 3Com Ventures, the investment division of 3Com Corporation, and Senior Vice President, Business Development and Global Marketing. Ms. Roberts managed a number of the new business initiatives at 3Com, including its Palm Computing subsidiary. Previously, Ms. Roberts was managing Director and President of BICC Data Networks Ltd., a network management company that was acquired by 3Com in 1992. Ms. Roberts’ early career was based in Europe and included various technology-related marketing and general management positions. Ms. Roberts serves on the boards of ARM Holdings, plc, a technology and software company, several private companies and the advisory boards of Illuminate Ventures and SALT Branding. Ms. Roberts teaches Entrepreneurship and Venture Capital at the Stanford School of business. She holds a Bachelor of Commerce degree (Honours) from the University of Birmingham in the United Kingdom.	Senior leadership experience Management advisory experience Executive-level experience with technology companies, including companies focused on mobile and wireless communications technologies

Michael B. Slade Age 54 Director since 2011	Mr. Slade is a co-founder of Second Avenue Partners, a provider of management, strategy and capital for early stage companies, where he has served as a partner since 2000. From 2005 to 2006, Mr. Slade served as a strategic advisor for RealNetworks. From 2002 to May 2007, Mr. Slade served as a director of aQuantive, Inc., a publicly traded digital marketing service and technology company that was acquired by Microsoft Corporation in May 2007. From 1998 to 2004, Mr. Slade served as a consultant and member of the executive team at Apple Inc. From 1993 to 1998, Mr. Slade was chairman of the board of directors and chief executive officer of Starwave Corp., a Paul Allen-funded startup that was sold to The Walt Disney Corp. From 1992 to 1998, Mr. Slade held various executive and leadership positions with technology companies including Microsoft Corporation, Central Point Software, NeXT Computer, Inc. and Asymetrix Corp. Mr. Slade holds a B.A. in Economics from Colorado College and an M.B.A. from the Stanford University Graduate School of Business.

Senior executive leadership and business strategy experience

Management advisory experience

Executive-level experience with technology companies

Experience through service as a director of public and private companies

Class 3 Directors

Eric A. Benhamou Age 56 Director since 2003	Mr. Benhamou was appointed lead independent director of RealNetworks’ Board of Directors in 2008. Mr. Benhamou has served as chairman of the board of directors of Cypress Semiconductor, Inc., a publicly-traded semiconductor company, since 1993 and as chairman of the board of directors from 1994 to April 2010 of 3Com Corporation, a network management company that was acquired by Hewlett Packard in April 2010. He served as chief executive officer of Palm, Inc., a provider of mobile products and solutions, from 2001 until 2003 and as chairman of the board of directors until October 2007. He also served as chief executive officer of 3Com from 1990 to 2000. Mr. Benhamou co-founded Bridge Communications, an early networking pioneer, and was vice president of engineering until its merger with 3Com in 1987. He has served as a director of SVB Financial Group, a publicly-traded financial services company, since 2005 and as a director of Voltaire Ltd., a provider of server, storage switching and software solutions that was acquired by Mellanox Technologies, Ltd., from March 2007 to February 2011. Mr. Benhamou serves on the executive committee of TechNet and is vice chairman of the board of governors of Ben Gurion University of the Negev. He is the chief executive officer of Benhamou Global Ventures, an investment firm he founded in 2003, and serves on the boards of directors of several private companies. Mr. Benhamou holds a M.S. degree from Stanford University’s School of Engineering and a Diplôme d’Ingénieur from Ecole Nationale Supérieure d’Arts et Métiers (Paris, France).

Experience with technology companies through service on the boards of directors of various public and private companies

Senior leadership/CEO experience

Service as Chairman of the Board of various public companies

Management advisory experience

Financial and accounting experience

Thomas Nielsen Age 42 Director since 2011	Mr. Nielsen has served as President and Chief Executive Officer of RealNetworks since November 2011. From 2004 to October 2011, Mr. Nielsen was employed by Adobe Systems, Incorporated, a software company, serving as Vice President of the Digital Imaging Group from November 2009 to October 2011, as Senior Director for Consumer and Online applications from 2007 to November 2009 and as Director of Engineering for the InDesign and Illustrator applications from 2004 to 2006. Mr. Nielsen’s professional experience also includes 14 years of employment with technology companies including Microsoft Corporation and MGI Software Corp. Mr. Nielsen holds a B.S. in Computer Science from Tietgen Business School in Odense, Denmark.	Executive-level experience with technology companies, including companies focused on digital media technology Senior leadership experience

	Biographical Information	Specific Experience, Qualifications and Skills Considered by our Board
Robert Glaser Age 50 Director since 1994	Mr. Glaser has served as Chairman of the Board of Directors of RealNetworks since its inception in 1994 and as Chief Executive Officer of RealNetworks from 1994 until January 2010. Mr. Glaser has served as a venture partner at Accel Partners, a venture capital firm, since May 2010. Mr. Glaser’s professional experience also includes ten years of employment with Microsoft Corporation where he focused on the development of new businesses related to the convergence of the computer, consumer electronics and media industries. Mr. Glaser holds a B.A. and an M.A. in Economics and a B.S. in Computer Science from Yale University.

Senior executive leadership and business strategy experience gained through founding a company and through service as an executive at technology companies

Historical knowledge of RealNetworks through 16 years of service as Chief Executive Officer and 18 years of service as Chairman of the Board

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

Based solely on our review of the copies of such reports we received, and on written representations by the executive officers and directors of RealNetworks regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2011, all of the executive officers and directors of RealNetworks, and all of the persons known to RealNetworks to own more than ten percent of the Common Stock, complied with all such reporting requirements.

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

Shareholder Nominations and Recommendations for Director Candidates

We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Shareholder Nominations and Recommendations for Director Candidates” in our proxy statement for the 2011 annual meeting of RealNetworks shareholders filed with the SEC on October 21, 2011.

Audit Committee of the Board

We have a standing Audit Committee of the Board of Directors comprised of Messrs. Benhamou and Trempont and Ms. Raina. The Audit Committee provides oversight of our accounting and financial reporting, processes and financial statement audits, reviews RealNetworks’ internal accounting procedures and consults with and reviews the services provided by its independent auditors. All of the members of our Audit Committee are financially literate pursuant to Nasdaq rules, and our Board has designated Mr. Benhamou as the Audit Committee Financial Expert, as defined by the SEC and applicable listing standards. Applying the rules of the Nasdaq Stock Market and the SEC, the Board has determined that Mr. Benhamou is independent.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis discusses the principles underlying our executive compensation program and the important factors relevant to the analysis of the compensation of our executive officers in 2011. We refer to the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2011, as well as the other individuals included in the Summary Compensation Table on page 24, as our “Named Executive Officers.” The Named Executive Officers are included in the group of individuals identified as “executives” or “executive officers.”

Compensation Objectives and Philosophy

Due to the increasing competitiveness of the Company’s industry and the Company’s business transition, the primary objectives of the 2011 executive compensation programs established by the Compensation Committee were to attract, retain and motivate the Company’s business leaders in order to achieve the Company’s business goals and to drive long-term shareholder value. To achieve these objectives, the 2011 executive compensation philosophy was comprised of the following key principles:

•	Establish executive compensation that is linked to both company and individual performance.

•	Design executive compensation programs to reflect varying degrees of executive responsibility, accountability and impact on the Company’s business.

•

Ensure compensation is competitive relative to similarly sized companies, taking into account the fact that we are in the technology industry that faces significant competition for executive talent and shareholder investment.

•

Establish fixed salary compensation at approximately the median of peer companies, subject to considerations such as individual attributes of the executive and market data for salaries for a given position and other benchmarking data as described below under the caption “Benchmarking.”

•

Establish variable performance-based compensation (with short- and longer-term objectives) as the largest component of executive compensation that are generally aligned with the middle of the peer group, subject to considerations such as the competitiveness of the fixed salary, the degree to which performance goals reflect strong or weak performance and expected difficulty to achieve the target performance.

•	Provide pay incentives that closely align executives’ interests with the long-term interests of our shareholders.

Business Context for Compensation Decisions

The 2011 compensation program for named executive officers was influenced by a transitional period in the leadership of the Company following the resignation of Robert Kimball as President and Chief Executive Officer in March 2011 and by the key business objectives of re-assessing the Company’s business strategy and establishing a foundation for future growth as leadership transitioned to a new Chief Executive Officer. Following Mr. Kimball’s

resignation, our Board of Directors appointed Michael Lunsford as Interim Chief Executive Officer in March 2011 and commenced a search for a permanent Chief Executive Officer with appropriate domain expertise and experience. At the conclusion of this search, Thomas Nielsen was appointed President and Chief Executive Officer in November 2011.

The Compensation Committee developed 2011 executive compensation programs that were designed to encourage the retention and commitment of our remaining key senior executive team, and to motivate these executives to meet company performance goals, including maintaining operational continuity and stability while making progress on positioning the Company for future growth during the leadership transition. These programs included the following:

•	determination of fair and competitive overall annual compensation for the Interim Chief Executive Officer and the other executive officers;

•	establishment of new performance-driven compensation arrangements with key executive officers in the form of one-time grants of performance-based restricted stock units;

•	establishment of expanded severance arrangements with key executive officers with respect to whom retention is critical;

•	determination of fair and competitive compensation of the new President and Chief Executive Officer upon the conclusion of the CEO search; and

•	payment of fair severance to the former President and Chief Executive Officer.

The discussion that follows elaborates on the decision-making process governing the compensation of our Named Executive Officers, our compensation philosophy, and the specific elements of compensation paid to our Named Executive Officers in 2011.

Role of the Compensation Committee

The Compensation Committee of the Board of Directors is responsible for the oversight of our executive compensation program. Each director who served on the Compensation Committee in 2011 was, and each current member of the Compensation Committee is, a non-employee Director within the meaning of SEC Rule 16b-3, an outside Director within the meaning of IRC Section 162(m) of the Internal Revenue Code of 1986, as amended, and an independent Director under Nasdaq stock exchange listing rules. The Compensation Committee’s purpose is to discharge the Board’s responsibilities relating to compensation of our executive officers and to adopt policies that govern our compensation and benefit programs in a manner that supports our business strategy. The Compensation Committee has overall responsibility for approving and evaluating our executive officer compensation plans, policies and programs, including:

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

Impact of November 2011 Shareholder Advisory Vote on Named Executive Officer Compensation

At our annual meeting of shareholders in November 2011 (the “2011 Annual Meeting”), RealNetworks’ first shareholder advisory vote was conducted on the compensation of our executive officers for whom compensation information was disclosed in the proxy statement relating to the 2011 Annual Meeting (the “2010 Named Executive Officers”). This advisory vote is commonly referred to as a “say-on-pay” vote. At the 2011 Annual Meeting, which occurred on November 16 in the fourth quarter of the Company’s fiscal year, the Company’s shareholders approved the compensation of the 2010 Named Executive Officers, with approximately 74.7% of shareholder votes cast in favor of the 2010 Named Executive Officer compensation program. By the time this vote was conducted, most of the decisions relating to the compensation of our Named Executive Officers for 2011 had already been made. For example, base salaries and the cash incentive compensation structure for 2011 had been established at the beginning of 2011, performance-based restricted stock unit awards were approved by the Compensation Committee in May 2011, and the employment agreement with Mr. Nielsen relating to his position as RealNetworks’ new President and Chief Executive Officer was approved in October 2011. As a result, although carefully reviewed and considered by the Compensation Committee, the 2011 say-on-pay vote did not have a significant impact on the 2011 compensation of our Named Executive Officers. However, in determining 2012 compensation programs for RealNetworks’ executive officers, the Compensation Committee has considered, and will continue to consider in future years, the results of the annual say-on-pay vote. With respect to compensation decisions for our executive officers in 2012, the Compensation Committee expects to retain a general approach to executive compensation that takes into account the continuing transitional period in the leadership and developing strategy of the Company, while ensuring that a significant portion of executive compensation is based on performance and that peer company comparisons are made to entities of appropriate size.

Role of Compensation Committee Consultants in Compensation Decisions

The Compensation Committee periodically engages independent compensation consultants to provide assistance and advice as it discharges its responsibilities under its written charter. The duties of compensation consultants engaged by the Compensation Committee may include periodically reviewing the Company’s compensation programs to confirm that they are consistent with the executive compensation philosophy and objectives established by the Compensation Committee. Compensation consultants may also advise the Compensation Committee on emerging trends and issues related to the compensation of executive officers and provide recommendations on the appropriate composition of peer group and market data sources to be used by the Compensation Committee as reference points for executive compensation decisions. In 2011, the Compensation Committee retained Frederic W. Cook & Co., Inc. (“Cook”) as its independent third party consultant to provide advice and recommendations in connection with the establishment of the compensation of our Named Executive Officers.

Benchmarking

Our Human Resources department periodically obtains executive compensation data from outside compensation consultants and/or salary surveys that reflect a peer group of other technology companies and considers this data when making recommendations to the Compensation Committee regarding employment offers to and compensation packages for our executive officers.

— Mr. Nielsen. The primary foundation for the establishment of the compensation of Mr. Nielsen in 2011 was compensation data for the newly hired chief executive officers in a peer group of 15 technology companies that hired a new chief executive officer in the past three years (the “CEO Peer Group”), which companies had a market capitalization of .333 times to 3.33 times RealNetworks’ market capitalization at the time the new chief executive officers were hired and with RealNetworks’ revenue and market capitalization around the 75th percentile of the CEO Peer Group.

The companies comprising the CEO Peer Group are:

Accelrys, Inc.	Datalink Corporation	Move Inc.	Sourcefire, Inc.
Acxiom Corp.	FormFactor, Inc.	Openwave Systems, Inc.	Stream Global Services, Inc.
Cardtronics, Inc.	GSI Group Inc.	Renaissance Learning, Inc.	Symmetricon, Inc.
CIBER, Inc.	Internap Network Services Corporation	Sonus Networks, Inc.

Cook created compensation benchmarks in August 2011 using data disclosed in the SEC filings of companies in the CEO Peer Group and conducted a review of the initial annual base salary, target cash incentive compensation and at-hire long-term incentive compensation of the new chief executive officers in the CEO Peer Group. The CEO Peer Group reflected specialized, situation-specific data for hiring a new chief executive officer, and the Company does not expect to use a separate peer group for CEO benchmarking in the future.

— Messrs. Lunsford, Eggers, Daw, Hulett and Skorny. In October 2010, Cook conducted an independent review of RealNetworks’ direct compensation program for the then-current Named Executive Officers (which did not include Mr. Nielsen, who had not yet been hired), including base salaries, annual incentives, long-term incentives, retirement and perquisites (the “Cook Data”). In 2011, the Cook Data provided the primary foundation for the establishment of the compensation of Mr. Lunsford in the context of his role as Executive Vice President, Technology Products and Solutions and Media Software and Services, and for Messrs. Eggers, Daw, Hulett and Skorny.

As part of its compensation analysis, Cook utilized compensation data from a survey of a peer group of 14 software and/or media-related companies with which RealNetworks competes for executive talent (the “Compensation Peer Group”). The Compensation Peer Group was selected to reflect the Company’s smaller size following organizational changes that began in 2010 and continued in 2011, and was developed by Cook in collaboration with management, with oversight from the Chair of the Compensation Committee. At the time the new peer companies were selected, (i) the Company’s trailing four-quarter revenue was above the median of the Compensation Peer Group, (ii) the largest company in the Compensation Peer Group had trailing four-quarter revenue that was 2.25 times that of the Company and (iii) the smallest company in the Compensation Peer Group had trailing four-quarter revenue that was 0.2 times that of the Company. The Company’s market capitalization was slightly below the median of the Compensation Peer Group.

The companies comprising the Compensation Peer Group are:

Ancestry.com Inc.	Infospace, Inc.	Shutterfly Inc.	TiVo Inc.
Avid Technologies, Inc.	MonsterWorldwide, Inc.	Sonic Solutions	ValueClick, Inc.
Blue Nile, Inc.	Move Inc.	Take-Two Interactive, Inc.
Harmonic Inc.	Rosetta Stone Inc.	THQ Inc.

New companies reflected in the Compensation Peer Group, as compared to the peer group of companies previously used by the Company to establish executive compensation, include Ancestry.com, Inc., Blue Nile, Inc., Infospace, Inc., Monster Worldwide, Inc., Rosetta Stone Inc. and Sonic Solutions. Companies included in the former peer group that are not included in the Compensation Peer Group are F5 Networks, Inc., Interactive Data Corp., Netflix, Inc., Red Hat, Inc., Scholastic Corporation and WebMD Health Corp.

Cook created compensation benchmarks in October 2010 using data disclosed in SEC filings of companies in the Compensation Peer Group and conducted a review of total target annual cash compensation consisting of annual base salary, target cash incentive compensation, long-term incentive compensation, retirement benefits and perquisites of executives in the Compensation Peer Group. The weighted averages of data for the Compensation Peer Group and data from the Radford 2010 Global Technology Survey were utilized in creating the compensation benchmarks, with data aged to mid-2011 at a 3% annual growth factor based on the World at Work 2011 salary trend survey. The Compensation Committee deemed these benchmarks to be an appropriate basis for 2011 executive compensation decisions.

— Mr. Kimball. Mr. Kimball was appointed RealNetworks’ President and Acting Chief Executive Officer in January 2010 when the Company’s founder, Rob Glaser, resigned as Chief Executive Officer. Mr. Kimball served as President and Chief Executive Officer from July 2010 to March 2011. In 2010, the independent members of the Board of Directors determined Mr. Kimball’s compensation in the context of his appointment as President and Chief Executive Officer following a search for a permanent CEO and after Mr. Kimball served as President and Acting CEO from January 2010 to July 2010. Mr. Kimball’s annual base salary and performance-based cash incentive compensation remained the same from July 2010 through the termination of his employment in April 2011.

Role of Management in Compensation Decisions

The Compensation Committee invites our Chief Executive Officer, and/or certain other executives including our Chief Financial Officer and our Vice President, Human Resources, to attend its meetings and also convenes executive sessions without management present. Our Chief Executive Officer assesses the performance of the Company’s executive officers other than himself. In 2011, the CEO conducted an assessment of the overall performance of the Company’s executive officers (other than himself) that was largely based on the evaluation of each executive officer’s contributions toward the achievement of the Company’s business and strategic objectives during the preceding year, as well as the executive officer’s effectiveness in overseeing the function or division for which the executive officer is responsible. Our Chief Executive Officer consults with other members of management and makes recommendations to the Compensation Committee regarding base salaries, bonus targets and actual payments, performance goals and weightings and equity compensation awards for executive officers other than the Chief Executive Officer. The Compensation Committee can consider these recommendations and the recommendations provided by independent compensation consultants, but the Compensation Committee has final authority to exercise its discretion in setting compensation amounts or awards for executives other than the Chief Executive Officer and is bound by neither the recommendations of the Chief Executive Officer nor those of any consultant. The Compensation Committee meets without the Chief Executive Officer or other members of management present during deliberations concerning the Chief Executive Officer’s compensation and makes recommendations regarding CEO compensation for approval by the independent members of the Board of Directors in compliance with the Compensation Committee Charter. On behalf of RealNetworks, Rob Glaser, the Company’s Chairman of the Board of Directors and member of a committee of Board directors and executives formed in early 2011 to oversee the development of a strategic framework and the hiring process for the new Chief Executive Officer, facilitated the negotiations concerning the compensation of Thomas Nielsen, who was hired as the Company’s President and Chief Executive Officer in November 2011. At the conclusion of these negotiations, the independent members of the Board of Directors approved the compensation arrangements for Mr. Nielsen as reflected in an Employment Agreement between RealNetworks and Mr. Nielsen which was approved in late October 2011 and became effective on November 9, 2011 (the “Nielsen Employment Agreement”).

2011 Named Executive Officers

The Named Executive Officers in 2011 are listed below. There are more than five Named Executive Officers due to personnel changes during the year.

Thomas Nielsen, President and Chief Executive Officer: Mr. Nielsen was appointed President and Chief Executive Officer of RealNetworks effective November 2011.

Michael Lunsford, Executive Vice President; Former Interim Chief Executive Officer: Mr. Lunsford began 2011 as Executive Vice President, Technology Products and Solutions and Media Software and Services. He was appointed Interim Chief Executive Officer in March 2011 following Mr. Kimball’s resignation as President and Chief Executive Officer. Following Mr. Nielsen’s appointment as President and Chief Executive Officer in November 2011, Mr. Lunsford was appointed Executive Vice President.

Michael Eggers, Former Senior Vice President, Chief Financial Officer and Treasurer: Mr. Eggers served as Senior Vice President, Chief Financial Officer and Treasurer in 2011. He resigned from RealNetworks effective April 15, 2012.

Tracy D. Daw, Former Chief Legal Officer and Corporate Secretary: Mr. Daw served as Chief Legal Officer and Corporate Secretary in 2011. He resigned from RealNetworks effective April 23, 2012.

Mathew Hulett, Senior Vice President, Games Division: Mr. Hulett continues to serve as Senior Vice President of the Games division, a role in which he has served since July 2010.

Robert Kimball, Former President and Chief Executive Officer: Mr. Kimball served as President and Acting Chief Executive Officer from January 2010 to July 2010, and as President and Chief Executive Officer from July 2010 until his resignation in March 2011.

Hank Skorny, Former Senior Vice President and Chief Strategy Officer: Mr. Skorny resigned as Senior Vice President and Chief Strategy Officer in September 2011.

Elements of Compensation

For 2011, the principal elements of compensation for our Named Executive Officers were:

•

base salary as compensation for services provided to RealNetworks generally established based on competitive benchmarking, comparative compensation levels of the senior executive officers and individual performance;

•

performance-based short-term cash incentive compensation through the RealNetworks, Inc. 2011 Executive MBO Plan (the “2011 MBO Plan”) to provide rewards for the achievement of key short-term financial performance objectives;

•

performance-driven compensation arrangements in the form of one-time grants of performance-based restricted stock units designed to drive execution against key objectives during the Company’s business transformation and focus on building shareholder value;

•	long-term equity incentive compensation to align the interests of our executive officers with those of RealNetworks’ shareholders; and

•

benefits, including retention, severance and change of control benefits to encourage the continued employment and commitment of the key senior executive team during a transitional period in the leadership of RealNetworks.

RealNetworks does not have established programs under which executive perquisites are offered. RealNetworks does not offer guaranteed payouts under its performance-based cash incentive compensation plans or executive retirement plans that are not provided to the broad U.S. employee population.

2011 Base Salary. We provide Named Executive Officers and other employees with base salary to compensate them for services rendered to RealNetworks, to pay for their day-to-day role and responsibilities, and to meet our objective of attracting and retaining the executive talent needed to run our business. Base salaries for Named Executive Officers are determined for each executive based on position, responsibility, experience and competitive market data. When determining base salaries, the Compensation Committee also considers other factors including the salaries established for comparable positions in companies in our industry, salaries paid to executives at other companies with which we compete for comparable talent, the historical and relative compensation levels of our executives and the executive’s performance in the preceding year. Base salaries are adjusted from time to time to recognize various levels of responsibility, promotions, individual performance, market conditions and internal equity issues.

— Mr. Nielsen. The annual base salary of Mr. Nielsen, who was appointed President and Chief Executive Officer effective November 2011, was established between the 25th percentile and the median of the annual base salaries of newly hired chief executive officers of companies in the CEO Peer Group. The below-median rate reflects the fact that Mr. Nielsen did not have prior experience as a public company chief executive officer, and that Mr. Nielsen’s salary is expected to increase to median over time as he gains experience in the CEO role. The companies comprising the CEO Peer Group are set forth in the section captioned “Benchmarking” beginning on page 7.

— Messrs. Lunsford, Eggers, Daw, Hulett, Kimball and Skorny. In 2011, the annual base salaries of Messrs. Lunsford, Eggers, Daw, Hulett, Kimball and Skorny were not increased because competitive market data from the Compensation Peer Group indicated that these executive officers were being paid salaries that were generally near the 75th percentile of the Compensation Peer Group, and therefore these salaries were considered sufficient to retain the executives and reward them for their day-to-day efforts. The new Compensation Peer Group finding was different than the previous study in 2008 which had shown that salaries were at “median.” However, the 2008 study was based on a group of peer companies that were size-appropriate at the time, but were deemed too large for RealNetworks following the business reorganization. The Compensation Committee also considered the retention bonus arrangements approved in January 2010 for Messrs. Lunsford, Eggers, Daw, Kimball and Skorny when determining that no adjustments in 2011 annual base salary were deemed necessary for these executive officers. The companies comprising the Compensation Peer Group are set forth in the section captioned “Benchmarking” beginning on page 7.

In establishing Mr. Lunsford’s compensation in connection with his appointment as Interim Chief Executive Officer, the Compensation Committee and the independent members of the Board of Directors deemed that no adjustment to his annual base salary was necessary given the interim nature of his role and the desire to preserve the annual base salary for the Executive Vice President role that Mr. Lunsford was expected to resume upon the hiring of a permanent Chief Executive Officer. In lieu of an adjustment to Mr. Lunsford’s salary upon his appointment as Interim Chief Executive Officer, the Compensation Committee and the independent members of the Board of Directors approved a cash bonus of $175,000 to be paid for each six-month period in which Mr. Lunsford served as Interim Chief Executive Officer. The first bonus was to be paid in full without regard to the number of days Mr. Lunsford served as Interim Chief Executive Officer during the first six-month period, and the second bonus was prorated for the number of months Mr. Lunsford served as Interim Chief Executive Officer during the second six-month period. Mr. Lunsford served as Interim Chief Executive Officer for more than six months.

2011 Performance-based Cash Incentive Compensation. In January 2011, the Compensation Committee of the Board of Directors approved the 2011 MBO Plan, which is an annual performance-based cash incentive plan administered under the RealNetworks 2005 Stock Incentive Plan, as amended and restated (the “2005 Plan”). The 2011 MBO Plan is designed to recognize the achievement of key 2011 financial objectives of RealNetworks and it pays an annual cash award to participants based on annual financial performance targets that were established at the beginning of the 2011 calendar year. The Compensation Committee determined that implementing an annual measurement period under the 2011 MBO Plan was ideal for aligning the performance measurement period under the 2011 MBO Plan with the financial planning and budgeting period used by RealNetworks.

Each of the Named Executive Officers was eligible to participate in the 2011 MBO Plan. Messrs. Kimball and Skorny participated in the 2011 MBO Plan until their respective terminations of employment in April 2011 and September 2011, and because they resigned from RealNetworks prior to the date payments were made under the 2011 MBO Plan, these executives did not receive payments under the 2011 MBO Plan.

In the first quarter of 2011, the Compensation Committee approved payout mechanics and financial performance targets under the 2011 MBO Plan that were derived from RealNetworks’ 2011 strategic business plan for the then-current Named Executive Officers (which did not include Mr. Nielsen, who joined the Company in November 2011). The Compensation Committee’s philosophy is to establish performance goals for executives that reflect the Company’s strategy of producing financial results that (a) are in the interests of the Company and its shareholders, (b) have a degree of difficulty that the Compensation Committee considers to be challenging but achievable, and (c) require a high level of financial performance in the context of the present state of the Company’s business. Consistent with this strategy, the Compensation Committee established revenue as a performance metric under the 2011 MBO Plan because it was a key element of RealNetworks’ 2011 business plan and the Company considers revenue to be a key driver of its success. The Compensation Committee also established adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) as a performance metric under the 2011 MBO Plan in order to provide rewards to our executives for achieving short-term profitability and therefore, like revenue, it aligned the interests of plan participants with those of the Company and its shareholders. Adjusted EBITDA is a non-GAAP performance measure reported by the Company in its periodic filings with the SEC that excludes certain non-recurring items and that the Company uses to measure profitability both at the corporate and divisional levels. In addition, the Compensation Committee established divisional revenue and adjusted EBITDA performance metrics for Messrs. Lunsford and Hulett given Mr. Lunsford’s managerial responsibilities for our Core and Emerging Products segments and Mr. Hulett’s managerial responsibilities for our Games segment. The actual corporate and divisional revenue and adjusted EBITDA goals, and their weightings, are discussed below.

In December 2011, the Compensation Committee approved the payout mechanics and non-financial performance targets under the 2011 MBO Plan for Mr. Nielsen as contemplated by the Nielsen Employment Agreement. The Nielsen Employment Agreement provided that for 2011, Mr. Nielsen’s actual bonus payout would be pro-rated to reflect the period of time he actually served as Chief Executive Officer in 2011. Mr. Nielsen’s payout under the 2011 MBO Plan reflected pro-rata achievement for 53 days of employment. The non-financial performance targets for Mr. Nielsen under the 2011 MBO Plan, and their weightings, are described below.

The target annual bonuses for Named Executive Officers under the 2011 MBO Plan were established at approximately the median of the Compensation Peer Group (as a percentage of annual base salary), which the Compensation Committee determined was sufficiently competitive and provided appropriate performance incentives. Under the 2011 MBO Plan, the target payouts for the Named Executive Officers were as follows:

Name and Title	Target Payout under 2011 MBO Plan (as a percentage of base salary)		Actual Payout under 2011 MBO Plan (as a percentage of base salary)
Thomas Nielsen President and Chief Executive Officer	100	%(1)	100%
Michael Lunsford Executive Vice President and Former Interim Chief Executive Officer	75%		55.8%
Michael Eggers Former Senior Vice President, Chief Financial Officer and Treasurer	75%		51.4%
Tracy D. Daw Former Chief Legal Officer and Corporate Secretary	45%		30.8%
Mathew Hulett Senior Vice President, Games Division	75%		50.1%
Robert Kimball(2) Former President and Chief Executive Officer	100%		—
Hank Skorny(2) Former Senior Vice President and Chief Strategy Officer	45%		—

(1)	Prorated for the portion of 2011 during which Mr. Nielsen served as President and Chief Executive Officer, which was from November 9, 2011 to December 31, 2011.
(2)	Messrs. Kimball and Skorny did not receive payouts under the 2011 MBO Plan because their employment with the Company terminated effective April 15, 2011 and September 16, 2011, respectively.

For the Named Executive Officers other than Mr. Nielsen, no portion of the target payout based on corporate and/or divisional revenue goals would have been paid if less than 90% of such revenue goals had been achieved. For achievement of 90%-100% of the corporate and/or divisional revenue goals, each of these executives would be paid 70%-100% of the portion of the target payout based on the level of achievement of such revenue goals. For achievement of 100%-120% of the corporate and/or divisional revenue goals, each of these executives would be paid 100%-160% of the portion of the target payout based on the level of achievement of such revenue goals. In order to keep potential costs reasonable, no executive officer would be paid more than 100% of his target payout based on corporate and/or divisional revenue unless at least 100% of the corporate and/or divisional adjusted EBITDA goals had been attained, and no executive officer could be paid more than 160% of his target payout based on such revenue goals. For each of these executives, no portion of the target payout based on corporate and/or divisional adjusted EBITDA goals would be paid if less than 50% of such adjusted EBITDA goals had been achieved. For achievement of 50%-160% of the corporate and/or divisional adjusted EBITDA goals, each executive officer would be paid 50%-160% of the portion of the target payout based on the level of achievement of such adjusted EBITDA goals, with no executive officer being paid more than 160% of his target payout based on such adjusted EBITDA goals. Performance goals, actual attainment, payout attainment and payout percentage for the Named Executive Officers are set forth below.

In considering ranges for target performance and target payouts for executives participating in the 2011 MBO Plan, the Compensation Committee recognized that in 2011, RealNetworks was expected to continue its focus on the transformational activities that began in 2010, including re-assessing its business strategy and positioning the Company for future growth. The Compensation Committee desired to establish ranges for target performance and target payouts that would motivate the Company’s executives to work hard throughout 2011 to achieve target performance. In addition, the Compensation Committee provided for increased payouts for incremental corporate and/or divisional revenue generation only in the event the corporate and/or divisional adjusted EBITDA goals were achieved in order to incentivize profitable revenue growth and to align the level of rewards with the attainment of these key financial objectives. Payouts based on corporate and/or divisional revenue and adjusted EBITDA were capped at 160% consistent with the Compensation Committee’s desire to establish compensation programs that do not provide risk-taking incentives.

A summary of the 2011 MBO Plan payout mechanics based on financial metrics is as follows:

Revenue (50% weighting)		Adjusted EBITDA (50% weighting)
Attainment	Incentive Payout(1)	Attainment	Incentive Payout
<90%	No payout	<50%	No payout
90% - 100%	70 – 100%	50% - 160%	50% - 160%
100% - 120%+	100% - 160%

(1)	The payout attainment based on revenue goals was capped at 100% unless the adjusted EBITDA goals were achieved at an attainment level of 100%.

Notwithstanding the performance and payout targets established under the 2011 MBO Plan, the Compensation Committee reserved the right to adjust performance and payout targets based on acquisitions or dispositions of assets and also decrease or eliminate an executive officer’s award before it is paid. The Compensation Committee made no such adjustments to performance or payout targets in 2011. Executive officers were required to be employed on the date earned award payments are made in order to be eligible to receive payment under the 2011 MBO Plan, except in the case of death or disability.

Mr. Nielsen. The target payout under the 2011 MBO Plan for Mr. Nielsen was based on non-financial performance goals established by the Compensation Committee shortly after the commencement of his employment in November 2011. Non-financial performance goals were selected under the 2011 MBO Plan for Mr. Nielsen because his appointment as President and Chief Executive Officer occurred late in 2011 and he did not have financial oversight of the business for nearly all of 2011. The non-financial performance goals for Mr. Nielsen under the 2011 MBO Plan included (a) the completion of the preliminary fiscal year 2012 budget; (b) the establishment of executive team goals for fiscal year 2012; and (c) securing an exclusive negotiation arrangement for the sale of the Company’s patent and Next Generation Video technology assets, with each objective weighted equally. These goals were selected because they were critical goals on which the Company was focused at the end of 2011. In February 2012, the Compensation determined that attainment of Mr. Nielsen’s performance goals under the 2011 MBO Plan was 100% because each of the three performance goals had been fully and successfully completed. Under the 2011 MBO Plan, Mr. Nielsen received a payout of $65,342, which payout was prorated for the portion of the year that he served as President and Chief Executive Officer.

— Mr. Lunsford. The target payout under the 2011 MBO Plan for Mr. Lunsford was based on the achievement of corporate revenue and adjusted EBITDA goals, and revenue and adjusted EBITDA goals for the Core and Emerging Products divisions, with each financial metric having equal weight to reflect the importance of maintaining shareholder value and aligning Mr. Lunsford’s incentives with the financial performance of the portions of the business for which he is responsible.

Performance goals, actual attainment, payout attainment and payout percentage under the 2011 MBO Plan for Mr. Lunsford were as follows:

Performance Metric	Target Goal $(in millions)	Actual Attainment $(in millions)	Payout Attainment	Percentage of Target Payout
Corporate Revenue	355.1	335.7	94.5%	83.6%
Corporate Adjusted EBITDA	33.2	17.7	53.4%	53.4%
Core & Emerging Products Revenue	248.8	237.8	95.6%	86.7%
Core & Emerging Products Adjusted EBITDA	58.32	43.0	73.6%	73.6%
Overall Attainment			79.3%	74.3%

The following table shows the 2011 target and actual performance-based cash incentive compensation under the 2011 MBO Plan for Mr. Lunsford.

Name	2011 MBO Plan Target Annual Cash Incentive Compensation	2011MBO Plan Actual Annual Cash Incentive Compensation Earned	2011 MBO Plan Actual Annual Cash Incentive Compensation Earned (as a percentage of target award)
Michael Lunsford	$300,000	$223,015	74.3%

— Messrs. Eggers, Daw, Kimball and Skorny. The target payouts under the 2011 MBO Plan for Messrs. Eggers, Daw, Kimball and Skorny were based on the achievement of corporate revenue and adjusted EBITDA goals, with each financial metric having equal weight to reflect the importance of maintaining shareholder value.

Performance goals, actual attainment, payout attainment and payout percentage under the 2011 MBO Plan for Messrs. Eggers, Daw, Kimball and Skorny were as follows:

Performance Metric	Target Goal $(in millions)	Actual Attainment $(in millions)	Payout Attainment(1)	Percentage of Target Payout(1)
Corporate Revenue	355.1	335.7	94.5%	83.6%
Corporate Adjusted EBITDA	33.2	17.7	53.4%	53.4%
Overall Attainment			74.0%	68.5%

(1)	Messrs. Kimball and Skorny did not earn performance-based cash incentive compensation in 2011 because their employment terminated before the date payments were made under the 2011 MBO Plan.

The following table shows the 2011 target and actual performance-based cash incentive compensation under the 2011 MBO Plan for Messrs. Eggers, Daw, Kimball and Skorny.

Name	2011 MBO Plan Target Annual Cash Incentive Compensation	2011MBO Plan Actual Annual Cash Incentive Compensation Earned(1)	2011 MBO Plan Actual Annual Cash Incentive Compensation Earned (as a percentage of target award)(1)
Michael Eggers	$262,500	$179,817	68.5%
Tracy D. Daw	$128,250	$87,853	68.5%
Robert Kimball	$525,000	—	—
Hank Skorny	$350,000	—	—

(1)	Messrs. Kimball and Skorny did not earn performance-based cash incentive compensation in 2011 because their employment terminated before the date payments were made under the 2011 MBO Plan.

— Mr. Hulett. The target payout under the 2011 MBO Plan for Mr. Hulett was based on the achievement of corporate revenue and adjusted EBITDA goals, and revenue and adjusted EBITDA goals for the Games division, with each financial metric having equal weight to reflect the importance of maintaining shareholder value and aligning Mr. Hulett’s incentives with the financial performance of the portion of the business for which he is responsible.

Performance goals, actual attainment, payout attainment and payout percentage under the 2011 MBO Plan for Mr. Hulett were as follows:

Performance Metric	Target Goal $(in millions)	Actual Attainment $(in millions)	Payout Attainment	Percentage of Target Payout
Corporate Revenue	355.1	335.7	94.5%	83.6%
Corporate Adjusted EBITDA	33.2	17.7	53.4%	53.4%
Games Revenue	106.2	97.8	92.1%	76.4%
Games Adjusted EBITDA	17.2	9.2	53.8%	53.8%
Overall Attainment			73.5%	66.8%

The following table shows the 2011 target and actual performance-based cash incentive compensation under the 2011 MBO Plan for Mr. Hulett.

Name	2011 MBO Plan Target Annual Cash Incentive Compensation	2011MBO Plan Actual Annual Cash Incentive Compensation Earned	2011 MBO Plan Actual Annual Cash Incentive Compensation Earned (as a percentage of target award)
Mathew Hulett	$232,500	$155,312	66.8%

Discretionary Cash Bonus Awards. From time to time, RealNetworks utilizes discretionary signing, promotion, retention or other bonus awards as compensation tools that provide incentives for executives to accept employment offers, to reward outstanding performance by executives and to retain key executives.

In January 2012 and pursuant to the Nielsen Employment Agreement, Mr. Nielsen received a signing bonus in the amount of $100,000 that is subject to repayment in full if Mr. Nielsen terminates his employment without “good reason” or RealNetworks terminates his employment for “cause” (as each of these terms is defined in the Nielsen

Employment Agreement) within the first year of Mr. Nielsen’s employment with RealNetworks. In July 2011, the Board of Directors approved the payment of a discretionary bonus to Mr. Lunsford in the amount of $26,667 in recognition of his exceptional work after assuming the role and responsibilities of Interim Chief Executive Officer in March 2011.

2010 Retention Arrangements. In light of the transitional activities resulting from the departure in January 2010 of Robert Glaser, the Company’s first Chief Executive Officer, and the desire to retain the key senior executive team, as well as to reinforce and encourage the continued attention and commitment of certain key executives to their duties without distraction during a challenging period for the Company, the Compensation Committee approved retention letter agreements in January 2010 between the Company and certain key employees, including Messrs. Lunsford, Eggers, Daw, Kimball and Skorny (the “2010 Retention Agreements”). Mr. Hulett did not enter into a retention agreement because he was not serving as an executive officer at the time the retention agreements were put in place. The Compensation Committee engaged Cook to provide analysis and advice with respect to the development of the 2010 Retention Agreements. These one-time compensation arrangements were viewed as a pragmatic necessity during the period of rapid change in leadership and business priorities that followed Mr. Glaser’s departure as CEO and the subsequent CEO search. The amounts were determined following a review of other companies with market capitalization below $4.0 billion that had used retention awards during periods of uncertainty, with an eye towards balancing the cost to the Company with materiality to executives and the potential cost to replace key employees that may choose to leave rather than work through a difficult period. The 2010 Retention Agreements provided for the payment of cash bonuses to Messrs. Lunsford, Eggers, Daw, Kimball and Skorny as described below:

Name	Retention Bonus Amount
Michael Lunsford	$800,000 (2x February 2010 salary)
Michael Eggers	$700,000 (2x February 2010 salary)
Tracy D. Daw	$285,000 (1x February 2011 salary)
Robert Kimball	$850,000 (2x February 2010 salary)
Hank Skorny	$700,000 (2x February 2010 salary)

Two-thirds of each of the retention bonuses for Messrs. Lunsford, Eggers, Kimball and Skorny pursuant to the 2010 Retention Agreements was payable on February 1, 2011, and the remaining one-third of the total amount of each such bonus was payable on August 1, 2011, subject to the continued employment of the respective executive officer through each such date. For Mr. Daw, whose target bonus was considerably lower since he had not yet been promoted to Chief Legal Officer, 100% of his retention bonus was paid on February 1, 2011. Following his resignation as President and Chief Executive Officer in March 2011, Mr. Kimball received 100% of the portion of his retention bonus that was scheduled to be paid on August 1, 2011, which was pursuant to the terms of Mr. Kimball’s 2010 Retention Agreement and a Separation Agreement and Release between RealNetworks and Mr. Kimball, effective April 15, 2011, in connection with his resignation (the “Kimball Separation Agreement”). All of the retention bonuses paid in 2011, including Mr. Kimball’s accelerated retention bonus paid upon the termination of his employment, were pursuant to the 2010 Retention Agreements that were entered into in early 2010.

The amounts of the retention bonuses for Messrs. Lunsford, Eggers, Daw, Kimball and Skorny were determined when the bonuses were originally approved in January 2010 based on a multiple of annual base salary. The multiple, which ranged from 1.0 to 2.0, is based upon the Named Executive Officer’s relative level of responsibility and potential impact on RealNetworks’ overall performance. The payment schedule and payment amounts were determined for Messrs. Lunsford, Eggers, Daw, Kimball and Skorny in consideration of their critical roles within RealNetworks, to ensure executive continuity and retention for up to 18 months, and in recognition that the first 12 months of RealNetworks’ transformational activities were expected to present the most difficult challenges. The Company believed that these periods would provide sufficient time to find the permanent CEO and effect much of the business transformation.

Under the 2010 Retention Agreements, one-half of the maximum amount was guaranteed to be paid. On each scheduled payment date, subject to the continued employment of the respective executive officer, Messrs. Lunsford, Eggers, Daw, Kimball and Skorny were each to receive 50% of the scheduled amount of his respective bonus, and the remaining 50% (or lesser amount) was to be paid only if approved by the Compensation Committee, at its discretion. The Committee retained this ability to exercise discretion as to the performance of executives in order to ensure the full award was not paid to anyone whose performance during the retention period did not meet expectations. In the event of the termination of Messrs. Lunsford, Eggers, Daw, Kimball or Skorny without “cause” or resignation for “good reason” (as such terms are defined in the amended and restated Change in Control and

Severance Agreement for each of Messrs. Lunsford, Eggers, Daw, Kimball and Skorny as described under the caption “Severance and Change in Control Benefits” beginning on page 19), the terminated executive officer would have been entitled to receive the unpaid portion of the maximum retention bonus amount that would otherwise have been scheduled to be paid after such termination. In the event of the death or permanent disability of Messrs. Lunsford, Eggers, Daw, Kimball or Skorny, the Company would have paid a prorated amount of the respective retention bonus (less any amounts previously paid), with any payout of the discretionary portion remaining subject to the Compensation Committee’s discretion. The rationale for this payment upon termination of employment by the Company was to reassure the officers that the retention award could not be taken back by the Company in the event of corporate turbulence or an unexpected change in leadership during the coming months. This was considered necessary in order to ensure the retention awards were effective.

In January 2011, after considering the recommendations of Mr. Kimball, then serving as CEO, the Compensation Committee approved 100% of the discretionary portion of the retention bonus payments scheduled to be paid on February 1, 2011 for Messrs. Lunsford, Eggers, Daw and Kimball based on the quality of their overall performance and their high degree of effort in their respective areas of responsibility and oversight, and 85% of the discretionary portion of the bonus payment scheduled to be paid on February 1, 2011 for Mr. Skorny based on his achievement of objectives related to the development and launch of RealNetworks’ media cloud service offering. In July 2011, the Compensation Committee approved 100% of the discretionary portion of the retention bonus payments scheduled to be paid on August 1, 2011 for Messrs. Eggers and Skorny based on the quality of their overall performance and high degree of effort in their respective areas of responsibility and oversight, and based on the recommendation of the Compensation Committee, the Board of Directors approved 100% of the discretionary portion of the retention bonus payment scheduled to be paid on August 1, 2011 for Mr. Lunsford.

2011 Performance-Based Restricted Stock Units. In light of the Company’s continued transformational activities focused on re-assessing Company strategy and positioning the Company for future growth as it transitioned to new, permanent leadership following Mr. Kimball’s resignation in March 2011, which was the second time in 15 months in which the Company’s CEO had terminated employment, the Compensation Committee approved a special performance-based supplemental bonus plan utilizing performance-based restricted stock units (“PRSUs”) in May 2011. This supplemental plan had the objectives of motivating key executives to achieve Company performance goals, maintaining operational continuity and rewarding them for making progress in the face of the CEO leadership transition. Pursuant to the PRSU program, Messrs. Lunsford and Eggers were awarded 67,145 and 57,553 PRSUs, respectively, and Messrs. Daw, Hulett and Skorny each received an award of 34,532 PRSUs. The PRSUs were scheduled to vest on April 1, 2012, subject to the achievement of certain pre-established performance objectives as determined by the Compensation Committee (the “PRSU Objectives”) and the continued employment of the executives through such date. The Compensation Committee had sole and absolute discretion under the PRSU program to determine the level of achievement of the PRSU Objectives. The number of PRSUs awarded to each of Messrs. Lunsford, Eggers, Daw, Hulett and Skorny was determined by dividing the average annual base salaries of the Named Executive Officers in each executive level by $14.00 (the approximate fair market value of RealNetworks common stock at the time the PRSU program was approved by the Compensation Committee), and applying a multiplier based on the Named Executive Officer’s relative level of responsibility and potential impact on RealNetworks’ overall performance. The multiplier was 1.5 for Messrs. Lunsford and Eggers and 1.0 for Messrs. Daw, Hulett and Skorny. The Compensation Committee determined that the size of the PRSU awards provided sufficient incentive to retain these executive officers through the CEO leadership transition, while motivating them to achieve critical Company initiatives during the transition period by establishing performance objectives as a condition to PRSU vesting. The vest date of April 1, 2012 was established to ensure executive continuity and retention of the executives for up to 12 months, which the Compensation Committee believed would provide sufficient time to complete the CEO search and leadership transition.

In March 2012, the Compensation Committee measured Messrs. Lunsford, Eggers, Daw and Hulett as a group on Company performance against the PRSU Objectives. Mr. Skorny was not included in this group because his employment with RealNetworks terminated in September 2011. The PRSU Objectives included (a) implementing strategic initiatives that were accepted and endorsed by the Board of Directors (the “Strategic Goal”), (b) facilitating a smooth leadership transition for the Company’s permanent Chief Executive Officer (the “Transition Goal”), and (c) achieving operational milestones related to the Company’s media cloud offering and social games strategy (the “Operational Goals”), with each objective weighted equally. The Compensation Committee determined that these PRSU Objectives were appropriate because they represented key milestones for making meaningful progress to position the Company for future growth and for execution on critical key corporate initiatives on which RealNetworks would be focused during the 12 months following the implementation of the PRSU program. In March 2012, the Compensation Committee determined that the Strategic Goal and the Transition Goal were each achieved at a level of 100%, and the Operational Goals were achieved at an overall level of 83% (based on an average of the achievement levels of 66% for the media cloud-related milestone and 100% for the social games-related milestone), resulting in an overall PRSU achievement level of 94.33%. On April 1, 2012, and based on the overall achievement level of 94.33%, 63,337, 54,289, 32,574 and 32,574 of the PRSUs vested and a corresponding number of shares of common stock were issued to Messrs. Lunsford, Eggers, Daw and Hulett, respectively. None of the PRSUs awarded to Mr. Skorny vested because Mr. Skorny’s employment with RealNetworks terminated in September 2011.

Under the PRSU program, in the event of the termination of Messrs. Lunsford, Eggers, Daw, Hulett or Skorny by RealNetworks without “cause” (as such term is defined in the PRSU award agreement (the “PRSU Agreement”) between RealNetworks and each executive officer), or in the event of the death of any of these executive officers, all unvested PRSUs held by a Named Executive Officer would have immediately vested as to 100% of the PRSUs granted. In the event of the permanent disability of Messrs. Lunsford, Eggers, Daw, Hulett or Skorny, the PRSUs held by such Named Executive Officer would have vested as to a pro rata portion of the PRSUs based on the number of months elapsed between April 1, 2011 and the date of such permanent disability. In the event of a change of control (as such term is defined in the PRSU Agreement) in which the PRSUs had been assumed or substituted by a successor entity, and the employment of Messrs. Lunsford, Eggers, Daw, Hulett or Skorny had been terminated by such successor without “cause” or resignation for “good reason” (as such terms are defined in the PRSU Agreement), the PRSUs for a terminated executive officer would have vested as to 100% of the PRSUs granted. In the event of a change of control without the assumption or substitution of the PRSUs by a successor entity, such PRSUs would have vested as to 100% of the PRSUs granted.

Long-term Equity Incentive Compensation. RealNetworks’ long-term incentive program is designed to motivate our executive officers to focus on long-term company performance through equity awards and to serve as a tool in attracting and retaining key executive officers. The Company grants annual officer equity awards at approximately the median of peer companies, which is considered by the Compensation Committee to be sufficiently competitive, and also provides equity at the time of senior officer hires and promotions to align executive interests with their new roles.

The Cook Data showed that RealNetworks’ long-term equity awards to the Named Executive Officers were not at competitive levels as compared to the Compensation Peer Group. The Compensation Committee desired to provide a competitive annual equity grant for RealNetworks’ executive officers in 2011, and therefore it approved equity awards for Messrs. Lunsford, Eggers, Daw, Hulett and Skorny that were competitive with the equity awards granted to similarly situated executives in the Compensation Peer Group.

The equity awards granted to the Named Executive Officers in 2011 are as follows (share numbers are presented in this Compensation Discussion and Analysis after giving effect to (i) adjustments to equity awards made in connection with the special dividend of $1.00 per share paid on August 23, 2011 and (ii) the 1-for-4 reverse split of the Company’s common stock effective August 30, 2011):

Name	Type of Award	No. Granted	Grant Date	Grant Purpose
Thomas Nielsen	Stock Options(1)	640,000	November 2011	New Hire CEO Award
Thomas Nielsen	Stock Options(2)	240,000	November 2011	New Hire CEO Award
Michael Lunsford	Stock Options(1)	123,250	February 2011	Annual Executive Vice President Award
Michael Eggers	Stock Options(1)	123,250	February 2011	Annual CFO Award
Tracy D. Daw	Stock Options(1)	76,500	February 2011	Annual Chief Legal Officer Award
Mathew Hulett	Stock Options(1)	87,500	February 2011	Annual Senior Vice President Award
Hank Skorny	Stock Options(1)	38,250	February 2011	Annual Chief Strategy Officer Award

(1)	Vesting is time-based over four years.
(2)	Vesting is subject to the achievement of certain stock price performance targets.

The stock option grants awarded in February 2011 to Messrs. Lunsford, Eggers, Daw, Hulett and Skorny were awarded in connection with the annual executive performance review process and in recognition of their individual performance. The Compensation Committee determined the size of these equity awards based in part on the Cook Data. The Compensation Committee also considered the existing equity holdings of these executives, specifically the retentive value, the opportunity to benefit from future equity appreciation, the vested versus unvested equity holdings of each executive officer, individual performance and equity award guidelines established for executives having similar roles and responsibilities.

The Committee used the Cook Data to design a three-year equity award program that was targeted at 15% below the median, but with 50% of the second and third year awards front-loaded into the first year (i.e., part of the proposed 2012 and 2013 awards were brought forward into the 2011 award). The purpose of the front-loading arrangement was to enhance retention and to provide a more leveraged upside, but without paying more over the three year period. The 15% discount was to recognize the front-load and to recognize that cash compensation was near the 75th percentile of the Cook cash compensation data.

Name	Options Granted in 2011	Options Expected to be Granted in 2012	Options Expected to be Granted in 2013	Grant Purpose
Michael Lunsford	123,250	30,813	30,813	Annual Executive Vice President Award
Michael Eggers(1)	123,250	30,813	30,813	Annual CFO Award
Tracy D. Daw(1)	76,500	19,125	19,125	Annual Chief Legal Officer Award
Mathew Hulett	87,500	21,875	21,875	Annual Senior Vice President Award
Hank Skorny(1)	38,250	9,563	9,563	Annual Chief Strategy Officer Award

(1)	Messrs. Eggers, Daw and Skorny resigned from RealNetworks effective April 15, 2012, April 23, 2012 and September 16, 2011, respectively, and they are not eligible to receive equity awards in 2012 and 2013.

The Compensation Committee recognized that, in light of the leadership transitions and uncertainty at the Company, it was critical to the Company’s retention efforts that (i) the 2011 stock option grants to the Named Executive Officers be fully competitive, and (ii) the Named Executive Officers are provided with strong incentives to focus on driving increases in shareholder value beginning in 2011 notwithstanding the leadership uncertainty. The stock options granted to the Named Executive Officers in 2011 are scheduled to vest every six months over a four year period, subject to the continued employment of such executive officers on such vesting dates.

Pursuant to the Nielsen Employment Agreement, Mr. Nielsen was awarded a hiring 880,000 stock option award upon the commencement of his appointment as President and Chief Executive Officer, of which 640,000 stock options are scheduled to vest over four years, with 25% of such stock options scheduled to vest on the first anniversary of the grant date, and an additional 12.5% of such stock options scheduled to vest at the end of each successive six-month period after the first anniversary of the grant date, subject to Mr. Nielsen’s continued employment on such vesting dates. The remaining 240,000 stock options are subject to the achievement of certain stock price performance targets for RealNetworks’ common stock (the “Performance Options”). The Performance Options will vest if the average closing price of RealNetworks’ common stock during any period of 30 consecutive trading days is at least two times the average closing price of RealNetworks’ common stock for the 90 calendar days preceding the grant date. If this stock price performance target is satisfied, 120,000 of the Performance Options will vest immediately as of the date the stock price performance target is satisfied and the remaining 120,000 Performance Options will vest in substantially equal monthly installments thereafter, subject to Mr. Nielsen’s continued employment on such vesting dates. The Compensation Committee and the independent members of the Board of Directors determined that a combination of time-based and performance-based stock options was appropriate to align Mr. Nielsen’s interests with those of RealNetworks’ shareholders, to retain Mr. Nielsen, and to incentivize Mr. Nielsen for achieving shareholder value through the appreciation of the Company’s stock price.

The exercise price of each of the stock options granted to Messrs. Nielsen, Lunsford, Eggers, Daw, Hulett and Skorny in 2011 is equal to the closing price of RealNetworks common stock on the respective grant dates. The vesting schedule applicable to each of the equity awards granted to the Named Executive Officers in 2011 is described in the table captioned “Outstanding Equity Awards at December 31, 2011” beginning on page 30.

Mr. Kimball did not receive an award of stock options in 2011 because the Board had not yet completed its CEO evaluation process at the time stock options were granted to other executive officers in February 2011, and Mr. Kimball resigned as President and Chief Executive Officer in March 2011.

RealNetworks does not have any program, plan or obligation that requires the granting of stock options or other equity awards to any executive officer on specified dates, or that requires the Named Executive Officers to hold stock options or restricted stock units beyond their vesting dates. All stock options are granted with exercise prices that are equal to the last sale price of RealNetworks’ common stock as reported on the Nasdaq Stock Market on the respective date of grant. The Compensation Committee typically grants equity awards to corporate and executive officers at its scheduled meetings or by unanimous written consent. From time to time, the Compensation Committee may authorize the future grant of an equity award to a corporate or executive officer in advance of the commencement of such officer’s employment by RealNetworks or the effective date of a promotion of such officer, in which case the Compensation Committee’s approval of the award is subject to and effective upon the employment or promotion, as applicable, of such officer by RealNetworks, and the exercise price of such stock option is equal to the last sale price of our common stock as reported on the Nasdaq Stock Market on the respective date of grant, which would be the first day of the employment or the effective date of the promotion of such officer. Pursuant to the terms of the 2005 Plan, the Board of Directors has delegated authority to each of our Chief Executive Officer and our Senior Vice President and Chief Financial Officer to grant awards under the 2005 Plan to employees who are not directors or officers of RealNetworks, and such awards are typically approved on a weekly basis.

Benefits. Benefits are part of a competitive compensation package to attract and retain employees, including executives. Our executive officers are eligible to participate in all of the benefit programs offered to employees in the geographic region in which their customary employment is based. These programs include medical, dental, vision, group life and disability insurance, a medical reimbursement plan, a transportation subsidy and an employee stock purchase plan that permits employees to purchase RealNetworks stock at a 15% discount from the closing sale price of our Common Stock as reported on the Nasdaq Stock Market on the last trading day of each offering period.

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

Perquisites. We may offer other benefits to our employees and executive officers from time to time, including relocation packages, which benefits are typically offered to help us compete more effectively in to attract or retain an executive officer. In connection with Mr. Nielsen’s acceptance of an offer of employment by RealNetworks as President and Chief Executive Officer effective November 2011, RealNetworks has agreed to pay up to $25,000 in temporary housing costs for Mr. Nielsen. There were no perquisites provided to any other Named Executive Officer in 2011, other than Mr. Nielsen’s relocation package, and RealNetworks’ policies and practices with regard to officer perquisites are similar to those of the companies in the Compensation Peer Group.

Severance and Change in Control Benefits. It is the Company’s policy to request our executive officers to provide notice to RealNetworks prior to voluntarily terminating their employment with RealNetworks for the purpose of transitioning responsibilities. The Compensation Committee believes that this is an important element of the executive compensation program, as it provides executive officers reasonable assurance of transitional employment support and it benefits RealNetworks by ensuring continuity during these transitions.

— Mr. Nielsen. Pursuant to the Nielsen Employment Agreement, in the event of Mr. Nielsen’s termination of employment without “cause,” his resignation for “good reason” other than during the “change in control period” (as defined in the Nielsen Employment Agreement) or if the Company notifies Mr. Nielsen in writing that it does not intend to renew the term of the Nielsen Employment Agreement after an initial four year term (a “Company Non-Renewal”), Mr. Nielsen will be entitled to receive (i) continued payment of 100% of his base salary for a period of 18 months, (ii) a lump sum payment of his prorated bonus for any partial incentive bonus period based upon actual performance of the applicable performance goals through the date of termination, (iii) 12 months of accelerated vesting with respect to unvested time-based stock options held by Mr. Nielsen (including any performance-based stock options that have converted to time-based vesting as of the date of termination) and (iv) reimbursements for up to 12 months of COBRA health insurance premiums. If Mr. Nielsen voluntarily terminates his employment, he must provide at least three-months notice to transition his responsibilities, and he will be entitled to receive a severance payment equal to three months of his annual base salary.

In the event of a “change in control” of the Company (as defined in the Nielsen Employment Agreement), if Mr. Nielsen’s employment is terminated without “cause” or he resigns for “good reason” (as such terms are defined in the Nielsen Employment Agreement) within three months prior to or 24 months following such change in control (the “Change in Control Period”) or upon a Company Non-Renewal, Mr. Nielsen will be entitled to receive (i) a lump sum payment equal to 200% of his base salary, (ii) a lump sum payment equal to 200% of his target bonus,

(iii) a lump sum payment of his prorated target bonus for any partial incentive bonus period based upon actual performance of his applicable performance goals through the date of termination, (iv) 24 months of accelerated vesting with respect to unvested time-based stock options held by Mr. Nielsen (including any performance-based stock options that have converted to time-based vesting as of the date of termination) and (v) reimbursements for up to 18 months of COBRA premiums. In order to receive any severance benefits described above, Mr. Nielsen must (i) execute a release of claims in favor of the Company, (ii) agree to a nondisparagement obligation, and (iii) agree to non-solicitation and no-hire obligations for a period of one year following a termination of employment that occurs outside of the Change in Control Period and two years following a termination of employment that occurs within the Change in Control Period.

— Messrs. Lunsford, Eggers, Daw, Hulett and Skorny. In 2010, the Compensation Committee approved “double-trigger” change in control and severance arrangements (the “CIC Agreements”) with respect to certain key employees including Messrs. Lunsford, Eggers, Daw, Hulett and Skorny to encourage the retention and commitment of these executives during the Company’s leadership transition and restructuring activities. In 2011, the Compensation Committee approved amended and restated CIC Agreements (the “Amended CIC Agreements”) to clarify certain provisions of the original CIC Agreements. In the event of a “change in control” of RealNetworks, if the employment of Messrs. Lunsford, Eggers, Daw, Hulett or Skorny is terminated without “cause” or any of such executives resigns for “good reason” (as such terms are defined in the Amended CIC Agreement between RealNetworks and each of Messrs. Lunsford, Eggers, Daw, Hulett and Skorny) within three months prior to or 24 months following such change in control, Messrs. Lunsford, Eggers, Daw, Hulett or Skorny are each entitled to receive a lump sum payment equal to 125% of the sum of his base salary and target bonus, a lump sum payment of his prorated target bonus for any partial annual incentive bonus period, 100% accelerated vesting of his equity awards granted on or after February 1, 2010, extension of the post-termination exercisability of all vested nonqualified stock options that are outstanding as of the date of the executive’s termination of employment for up to 12 months, and reimbursements for up to 18 months of COBRA health insurance premiums. In order for each such executive to receive such severance benefits, he must (i) execute a release of claims in favor of RealNetworks, (ii) agree to a nondisparagement obligation, and (iii) agree to non-solicitation and no-hire obligations for a period of 12 months following termination. For purposes of each of these agreements, “cause” includes, for example, the substantial and continuing failure of the executive, after written notice thereof, to render services to RealNetworks in accordance with the terms or requirements of his employment for reasons other than illness or incapacity, and his violation of any confidentiality or non-competition agreements with RealNetworks or its subsidiaries that results in material harm to RealNetworks. The term “good reason” includes, for example, a material reduction (of more than 10%) in the executive’s annual base compensation as in effect immediately prior to such reduction, a material reduction in his annual target bonus opportunity (of more than 10%) and a material change (of more than 50 miles) in the geographic location where he is required to perform his work. RealNetworks has no further obligation to provide benefits to Messrs. Eggers, Skorny or Daw under their respective Amended CIC Agreements following their resignations from RealNetworks effective April 15, 2012, September 16, 2011 and April 23, 2012, respectively.

In May 2011, the Compensation Committee approved expanded severance arrangements for Messrs. Lunsford, Eggers, Daw, Hulett and Skorny (the “Severance Agreements”) to better reflect market practices for senior executives and to secure additional transition time in the event of the termination of employment of these executives other than during a change in control of RealNetworks. If the employment of Messrs. Lunsford or Eggers is terminated by RealNetworks without “cause” (as defined in the Severance Agreements), (a) Messrs. Lunsford or Eggers would be entitled to receive 21 months of annual base salary and reimbursements for up to 12 months of COBRA health insurance premiums, and (b) Messrs. Daw, Hulett and Skorny would be entitled to receive 12 months of annual base salary and reimbursements for up to 12 months of COBRA health insurance premiums. In addition, effective August 2011, if Mr. Lunsford or Mr. Eggers voluntarily terminates his employment with RealNetworks, each of these executives would be entitled to receive 12 months of his annual base salary, provided that such executive provides RealNetworks with 90 days notice prior to such voluntary termination of employment. These severance payments would be in addition to any base salary earned during these periods and would have been paid following the last day worked by an executive officer, subject to the executive officers who received such severance payments providing a waiver and release of all claims against RealNetworks. Prior to voluntarily terminating his employment effective April 15, 2012, Mr. Eggers provided more than 90 days notice of his resignation and he received a severance payment equal to 12 months of his annual base salary.

— Mr. Kimball. In 2010, the Compensation Committee approved the terms of a double-trigger Change in Control and Severance Agreement between RealNetworks and Mr. Kimball (the “Kimball CIC Agreement”) having substantially the same terms as the CIC Agreements described above with respect to Messrs. Lunsford, Eggers,

Daw, Hulett and Skorny. Pursuant to the Kimball CIC Agreement (which, as discussed below, was superseded by the Kimball Separation Agreement), Mr. Kimball was entitled to certain additional severance benefits. In the event of Mr. Kimball’s termination of employment without “cause” or resignation for “good reason” other than during the change in control period (as such terms are defined in the Kimball CIC Agreement and described above), Mr. Kimball was entitled to receive a lump sum payment equal to 100% of his base salary, accelerated vesting of up to 62,500 shares subject to his option covering 125,000 shares granted on February 1, 2010, 100% accelerated vesting of his option covering 15,000 shares granted on February 17, 2010, and extension of post-termination exercisability of all equity awards for up to 12 months (upon the later of (i) termination of his employment or (ii) termination of his Board service, but no later than the option’s original term). In order to receive the severance benefits under the Kimball CIC Agreement, Mr. Kimball was required to (i) execute a release of claims in favor of the Company, (ii) agree to a nondisparagement obligation, and (iii) agree to non-solicitation and no-hire obligations for a period of 12 months following termination. Mr. Kimball’s rights and obligations under the Kimball CIC Agreement were superseded by the Kimball Separation Agreement.

Effective March 28, 2011, Mr. Kimball resigned from his position as President and Chief Executive Officer of RealNetworks and he also resigned from RealNetworks’ Board of Directors. Pursuant to the Kimball Separation Agreement, which was recommended by the Compensation Committee and approved by the independent members of the Board of Directors, Mr. Kimball was provided a severance payment equal to approximately $1.7 million. The amount of the severance payment was determined based on 18 months of Mr. Kimball’s annual base salary and target bonus payment under the 2011 MBO Plan and the pro-rata portion of Mr. Kimball’s target payout under the 2011 MBO Plan for the portion of the 2011 calendar year in which Mr. Kimball was employed by RealNetworks. In addition, Mr. Kimball received the remaining payment of $283,000 under the 2010 Kimball Retention Agreement pursuant to the original terms of that agreement. Mr. Kimball also agreed to provide consulting services to RealNetworks for a period of 90 days from April 15, 2011 (the “Consulting Period”) at a rate equal to $43,666 per month (his last monthly salary rate). The Kimball Separation Agreement further provides for the acceleration of the vesting applicable to all of Mr. Kimball’s outstanding equity awards with respect to shares of RealNetworks’ common stock such that all such equity awards became fully vested and, where applicable, fully exercisable as of April 15, 2011, and the exercisability period of all of the stock options to purchase shares of RealNetworks’ common stock held by Mr. Kimball (the “Kimball Options”) was extended such that the Kimball Options will remain exercisable until the earlier of (x) 18 months following the expiration of the Consulting Period, or (y) the expiration date of the option grant pursuant to the applicable stock option agreement. Pursuant to the Kimball Separation Agreement, Mr. Kimball is entitled to receive reimbursements for up to 18 months of COBRA health insurance premiums. In exchange for the payments made to Mr. Kimball pursuant to the Kimball Separation Agreement, Mr. Kimball provided a waiver and release of all claims against RealNetworks and agreed to remain subject to (i), the nondisparagement obligation under the Kimball CIC Agreement and (ii), the non-solicitation and no-hire obligations under the Kimball CIC Agreement for a period of 12 months following termination. The Compensation Committee and the independent members of the Board of Directors approved the severance arrangements set forth in the Kimball Separation Agreement in recognition of Mr. Kimball’s significant achievements during his long service to the Company and his efforts and performance during a year of transition for the Company. The payments to Mr. Kimball described above were also disclosed in “Compensation Discussion and Analysis” in the proxy statement relating to RealNetworks’ 2011 Annual Meeting of Shareholders.

— Additional Equity-Related Severance and Change in Control Benefits. Under our equity incentive plans, if we terminate the employment of a Named Executive Officer for any reason other than for cause, or in the event of the disability of the Named Executive Officer, and any of such Named Executive Officer’s outstanding stock options or restricted stock units (including the PRSUs) are not fully vested, the individual award agreements entered into with such Named Executive Officer provide that the next vesting installment of such stock options or restricted stock units will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or restricted stock units commenced or the last anniversary thereof, expressed in full months, provided that in the event the employment of the Named Executive Officer is terminated without cause, the Named Executive Officer executes and delivers a settlement agreement and release satisfactory to us on or before the date of such termination. If the employment of a Named Executive Officer terminates due to such executive officer’s death, any stock options or restricted stock units that are unvested as of the date of such executive officer’s death will fully vest on such date and may be exercised by the estate or legal representative of such executive officer for a period of one year following such date. For purposes of the award agreements, “cause” includes, for example, the substantial and continuing failure of the award holder after written notice to render services to the Company in accordance with the terms or requirements of the award holder’s employment for reasons other than illness or incapacity, willful violation by the award holder of a policy or procedure of the Company, resulting in any case in significant harm to the Company, and the award holder’s violation of any confidentiality or non-competition agreements with the Company or its subsidiaries.

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

Compensation of the Chief Executive Officer

Three individuals served in the role of Chief Executive Officer in 2011. Mr. Kimball served as President and Chief Executive Officer during the first three months of 2011, Mr. Lunsford served as Interim Chief Executive Officer from March 2011 to November 2011, and Mr. Nielsen was appointed President and Chief Executive Officer effective November 9, 2011.

— Mr. Nielsen. Effective November 9, 2011, Mr. Nielsen was hired from outside of RealNetworks and was appointed President and Chief Executive Officer of RealNetworks following the conclusion of the search for a permanent Chief Executive Officer. Pursuant to the Nielsen Employment Agreement, Mr. Nielsen’s annual base salary was established at $450,000, which was below the median of the CEO Peer Group to reflect the fact that Mr. Nielsen did not have prior experience as a chief executive officer, and that Mr. Nielsen’s salary is expected to increase to median over time as he gains experience in the Chief Executive Officer role. Pursuant to the Nielsen Employment Agreement, Mr. Nielsen also received a signing bonus in the amount of $100,000, which bonus was paid in January 2012 and is subject to repayment in full if Mr. Nielsen terminates his employment without “good reason” or RealNetworks terminates his employment for “cause” (as each of these terms is defined in the Nielsen Employment Agreement) within the first year of Mr. Nielsen’s employment with RealNetworks. This signing bonus was an inducement for Mr. Nielsen to accept the Company’s offer of employment. Mr. Nielsen’s target annual performance-based cash incentive compensation was established at 100% of his annual base salary, which was deemed by the Compensation Committee and the Board of Directors to be sufficiently competitive as compared to the CEO Peer Group. For 2011, Mr. Nielsen’s target bonus under the 2011 MBO Plan was prorated for the portion of the year that he was employed by RealNetworks and was based on non-financial performance goals established by the Compensation Committee shortly after his employment commenced in November 2011.

The Nielsen Employment Agreement provides for, and the Board approved, a grant of 880,000 stock options to Mr. Nielsen effective upon the commencement of his appointment as President and Chief Executive Officer. Of these stock options, 640,000 stock options are scheduled to vest over four years and the remaining 240,000 stock options are subject to the achievement of certain stock price performance targets for RealNetworks’ common stock. In determining the size and other terms of these awards, the Board desired to align Mr. Nielsen’s interests with RealNetworks’ shareholders and make it attractive for him to leave his then-current employer, thereby securing his employment with RealNetworks.

Mr. Nielsen is also entitled to certain severance benefits pursuant to the Nielsen Employment Agreement. These benefits are described under the caption “Severance and Change in Control Benefits – Mr. Nielsen” beginning on page 19.

Pursuant to the Nielsen Employment Agreement, the Board of Directors appointed Mr. Nielsen to the Board in December 2011, and the Board will nominate Mr. Nielsen as a director at each annual meeting thereafter at which Mr. Nielsen’s director class is up for election, if Mr. Nielsen is then serving as the Company’s President and Chief Executive Officer. Mr. Nielsen is also subject to certain confidentiality, non-solicit, non-disparagement and non-competition obligations set forth in the Nielsen Employment Agreement.

— Mr. Lunsford. Effective March 28, 2011, Mr. Lunsford was appointed Interim Chief Executive Officer of RealNetworks following Mr. Kimball’s resignation from his position as President and Chief Executive Officer. In April 2011, the independent members of the Board of Directors approved a new bonus arrangement for Mr. Lunsford in recognition of his temporary position as Interim Chief Executive Officer. Pursuant to this arrangement, Mr. Lunsford was paid a cash bonus in the amount of $175,000 for each six-month period in which he served as Interim Chief Executive Officer. This was in lieu of an increase to his base salary since he was not expected to continue as the Chief Executive Officer on a permanent basis. The first semi-annual bonus was paid in full and the second semi-annual bonus was paid on a prorated basis for the number of months Mr. Lunsford served as Interim Chief Executive Officer during the second six-month period. Mr. Lunsford’s annual base salary and his target performance-based cash incentive compensation pursuant to the 2011 MBO Plan remained unchanged because the Compensation Committee and the independent members of the Board of Directors deemed that no adjustments were necessary given the interim nature of his CEO role and the desire to preserve the annual base salary and target bonus for the Executive Vice President role that Mr. Lunsford was expected to resume upon the hiring of a permanent Chief Executive Officer. Given the sudden and rapid CEO leadership change and the high degree of uncertainty regarding permanent leadership, the Board determined that Mr. Lunsford’s compensation package should reflect the significantly increased responsibilities and the short-term nature of the Interim CEO role during the search for a permanent CEO, the inherent risk of the unknown, and the significant challenge of running the Company and achieving the objectives established by the Board during the leadership transition. The semi-annual cash bonus in the amount of $175,000 was deemed appropriate because it represents the difference between the target cash compensation of the most recent CEO, Mr. Kimball, and Mr. Lunsford’s target cash compensation package. Mr. Lunsford’s 2011 compensation package also included expanded severance benefits in addition to the change in control provisions already in place pursuant to the Amended CIC Agreement between RealNetworks and Mr. Lunsford described under the caption “Severance and Change in Control Benefits” beginning on page 19.

— Mr. Kimball. Effective March 28, 2011, Mr. Kimball resigned from his position as President and Chief Executive Officer of RealNetworks and he also resigned from RealNetworks’ Board of Directors. In connection with his resignation, Mr. Kimball and the Company entered into the Kimball Separation Agreement pursuant to which Mr. Kimball received a severance payment and certain other compensation as described under the caption “Severance and Change in Control Benefits-Mr. Kimball” beginning on page 19.

Tax and Accounting Implications

Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits the federal corporate income tax deduction for compensation paid by a public company to its Chief Executive Officer and certain other executive officers to $1 million in the year the compensation becomes taxable to the executive, unless the compensation is “performance-based compensation” or qualifies under certain other exceptions. The Compensation Committee seeks to balance its objective of ensuring an effective compensation package with the need to maximize the deductibility of executive compensation, and intends to seek to qualify executive compensation for deductibility under Section 162(m) to the extent consistent with the best interests of RealNetworks. Since corporate objectives may not always be consistent with the requirements for full deductibility, it is conceivable that we may enter into compensation arrangements in the future under which payments are not deductible under Section 162(m). Deductibility will not be the sole factor used by the Compensation Committee in ascertaining appropriate levels or modes of compensation.

Accounting for Stock-Based Compensation. RealNetworks accounts for stock-based compensation in accordance with the requirements of Accounting Standards Codification Topic 718, Compensation — Stock Compensation. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period.

Pre-Set Diversification Plans

RealNetworks has authorized its executive officers to enter into pre-set diversification plans established according to Section 10b5-1 of the Exchange Act with an independent broker-dealer. These plans include specific instructions for the broker to exercise stock options and/or sell stock on behalf of the executive on a pre-determined schedule. The purpose of such plans is to enable executive officers to recognize the value of their compensation and diversify their holdings of RealNetworks common stock during periods in which the officer would otherwise be unable to buy or sell such stock because important information about RealNetworks had not been publicly released. As of April 23, 2012, Mr. Eggers had such a plan.

Stock Ownership Guidelines

At this time, our Compensation Committee has not adopted stock ownership guidelines with respect to the Named Executive Officers, although it may consider doing so in the future.

Compensation Recovery Policy

At this time, RealNetworks has not implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement. Our Compensation Committee intends to adopt a general compensation recovery (“clawback”) policy covering our annual and long-term incentive award plans and arrangements after the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, if the Company is required as a result of misconduct to restate its financial results due to material noncompliance with any financial reporting requirements under the federal securities laws, our chief executive officer and chief financial officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive pursuant to the provisions of Section 304 of the Sarbanes-Oxley Act of 2002.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2011 with RealNetworks’ management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in RealNetworks’ annual report on Form 10-K and proxy statement relating to the 2012 annual meeting of shareholders.

The Compensation Committee of the Board of Directors

Janice Roberts, Chair Eric A. Benhamou
Dominique Trempont

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Thomas Nielsen(5)	2011	64,904	—	—	2,837,312	65,342	12,849	2,980,407
President and Chief	2010	—	—	—	—	—	—	—
Executive Officer	2009	—	—	—	—	—	—	—

Michael Lunsford(6)	2011	400,000	1,030,834	654,503	816,950	233,015	3,934	3,139,236
Executive Vice President	2010	397,219	—	—	827,840	332,626	3,933	1,561,618
and Former Interim	2009	370,000	—	—	—	141,510	3,927	515,437
Chief Executive Officer

Michael Eggers	2011	350,000	700,000	561,004	816,950	179,817	3,902	2,611,673
Former Senior Vice	2010	344,577	—	—	827,840	281,766	3,899	1,458,082
President, Chief Financial	2009	291,500	140,588	—	—	—	3,866	435,954
Officer and Treasurer

Tracy D. Daw(7)	2011	285,000	285,000	336,604	507,073	87,853	3,860	1,505,390
Former Chief Legal	2010	259,722	1,000	—	466,100	98,941	3,842	829,605
Officer and Corporate	2009	—	—	—	—	—	—	—
Secretary

Mathew Hulett(8)	2011	310,000	—	336,604	579,985	155,312	3,876	1,385,777
Senior Vice President,	2010	—	—	—	—	—	—	—
Games	2009	—	—	—	—	—	—	—

Robert Kimball(9)	2011	220,095	850,000	—	—	—	1,874,728	2,944,823
Former President and	2010	469,902	100,000	361,250	1,163,338	523,220	3,933	2,621,643
Chief Executive Officer	2009	380,000	1,000	—	178,360	224,605	3,963	787,928

Hank Skorny(10)	2011	239,580	666,667	336,604	253,536	—	3,845	1,500,232
Former Senior Vice	2010	348,333	—	—	279,396	245,237	3,901	876,867
President and Chief	2009	321,327	150,000	—	456,510	120,194	3,893	1,051,924
Strategy Officer

(1)	The amounts reported in this column for 2011 for Messrs. Eggers, Daw, Kimball and Skorny, and $800,000 of the amount reported for Mr. Lunsford for 2011, represent retention bonuses pursuant to the 2010 Retention Agreements as discussed in further detail under the caption “2010 Retention Arrangements” in the “Compensation Discussion and Analysis” beginning on page 5. These retention bonuses were paid in 2011 pursuant to the retention program approved by the Compensation Committee in 2010. Of the remaining $230,834 reported for Mr. Lunsford for 2011, $204,167 represents bonus compensation paid to Mr. Lunsford for his temporary role as Interim Chief Executive Officer as discussed in further detail under the caption “Compensation of the Chief Executive Officer-Mr. Lunsford” in the “Compensation Discussion and Analysis” beginning on page 5, and the remaining $26,667 represents a discretionary cash bonus award. The amounts reported in this column for 2009 and 2010 represent discretionary cash bonus awards.
(2)

The amounts reported in these columns, other than $844,800 of the amount reported for Mr. Nielsen for 2011, reflect the aggregate grant date fair value of awards granted in the year shown pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules, rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions for these awards, see Note 2, “Stock-Based Compensation,” to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011.

Of the amount reported for Mr. Nielsen for 2011, $844,800 represents the aggregate grant date fair value of performance-based stock options granted to Mr. Nielsen pursuant to the 2005 Plan on November 9, 2011 (the “Performance Options”), the vesting of which is contingent on stock price performance criteria. RealNetworks retained Radford to calculate the fair value of the award for accounting purposes using the Monte-Carlo Simulation, a generally accepted statistical valuation technique for awards that vest based on market conditions. The Performance Options are further described under the caption “Long-term Equity Incentive Compensation” in “Compensation Discussion and Analysis” beginning on page 5.
(3)	The amounts reported in this column represent cash incentive compensation which is based on performance in fiscal 2009, 2010 and 2011. Cash incentive compensation was determined by the Compensation Committee (a) in July 2009 with respect to payments for the first half of 2009; (b) in January 2010 with respect to payments for the second half of 2009, (c) in July 2010 with respect to payments for the first half of 2010; (d) in January 2011 with respect to payments for the second half of 2010, and (e) in February 2012 with respect to payments for 2011, with payments made shortly after each such determination. This performance-based cash compensation is discussed in further detail in the “Compensation Discussion and Analysis” beginning on page 5. The estimated possible threshold, target and maximum amounts for these awards are reflected in the “2011 Grants of Plan-Based Awards” table on page 28.
(4)	Amounts reported for 2009, 2010 and 2011 that represent “All Other Compensation” for each of the Named Executive Officers are described in the table below captioned “Detail of ‘All Other Compensation’ in the Summary Compensation Table.”
(5)	Mr. Nielsen joined RealNetworks on November 9, 2011 as President and Chief Executive Officer.
(6)	Mr. Lunsford served as Interim Chief Executive Officer of RealNetworks from March 28, 2011 to November 9, 2011. He presently serves as Executive Vice President of RealNetworks.
(7)	Mr. Daw was first designated as a Named Executive Officer of RealNetworks in 2010. Mr. Daw resigned from RealNetworks effective April 23, 2012.
(8)	Mr. Hulett has not previously been designated as a Named Executive Officer of RealNetworks.
(9)	Of the amount reported as salary for Mr. Kimball for 2011, $66,970 represents cash compensation paid to Mr. Kimball in respect of accrued but unused vacation following the termination of his employment in April 2011. Mr. Kimball served as RealNetworks’ President and Acting Chief Executive Officer from January 13, 2010 to July 20, 2010, and as President and Chief Executive Officer from July 20, 2010 through March 28, 2011. Mr. Kimball resigned as President and Chief Executive Officer of RealNetworks on March 28, 2011 and his last day of employment with RealNetworks was April 15, 2011.
(10)	Mr. Skorny resigned from RealNetworks effective September 16, 2011.

Detail of “All Other Compensation” in the Summary Compensation Table

Name	Year	Company Contribution 401(k) Plan ($)(1)	Term Life Insurance Premium ($)	Taxable Temporary Housing and Relocation Benefits ($)(2)	Company- Paid Health Insurance Premiums ($)	Severance Payments ($)(3)	Consulting Fees ($)	Total ($)
Thomas Nielsen(4)	2011	—	22	12,827	—	—	—	12,849
	2010	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—

Michael Lunsford(5)	2011	3,675	259	—	—	—	—	3,934
	2010	3,675	258	—	—	—	—	3,933
	2009	3,675	252	—	—	—	—	3,927

Michael Eggers	2011	3,675	227	—	—	—	—	3,902
	2010	3,675	224	—	—	—	—	3,899
	2009	3,450	191	—	—	—	—	3,866

Tracy D. Daw(6)	2011	3,675	185	—	—	—	—	3,860
	2010	3,675	167	—	—	—	—	3,842
	2009	—	—	—	—	—	—	—

Mathew Hulett(7)	2011	3,675	201	—	—	—	—	3,876
	2010	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—

Robert Kimball	2011	3,675	86	—	11,844	1,728,125	130,998	1,874,728
	2010	3,675	258	—	—	—	—	3,933
	2009	—	288	—	—	—	—	3,684

Hank Skorny(8)	2011	3,675	170	—	—	—	—	3,845
	2010	3,675	226	—	—	—	—	3901
	2009	3,675	218	—	—	—	—	3893

(1)	Under RealNetworks’ 401(k) plan, RealNetworks matches 50% of the first 3% of pay that is contributed to the plan. Matching contributions by RealNetworks become fully vested after three years.
(2)	The amount reported in this column for Mr. Nielsen represents temporary housing and relocation expenses paid by RealNetworks, which expenses constitute taxable income to Mr. Nielsen.
(3)	The amount reported for 2011 for Mr. Kimball represents severance payments pursuant to the Kimball Separation Agreement discussed under the caption “Compensation of Chief Executive Officer-Mr. Kimball” in the “Compensation Discussion and Analysis” beginning on page 5. Of the amount reported, $1,575,000 reflects an amount equal to 18 months of Mr. Kimball’s salary and target bonus, and $153,125 reflects an amount equal to the pro rata portion of Mr. Kimball’s annual target bonus for 2011. Mr. Kimball resigned as President and Chief Executive Officer of RealNetworks on March 28, 2011 and his last day of employment with RealNetworks was April 15, 2011.
(4)	Mr. Nielsen joined RealNetworks on November 9, 2011 as President and Chief Executive Officer.
(5)	Mr. Lunsford served as Interim Chief Executive Officer of RealNetworks from March 28, 2011 to November 9, 2011. He presently serves as Executive Vice President of RealNetworks.
(6)	Mr. Daw was first designated as a Named Executive Officer of RealNetworks in 2010. Mr. Daw resigned from RealNetworks effective April 23, 2012.
(7)	Mr. Hulett has not previously been designated as a Named Executive Officer of RealNetworks.
(8)	Mr. Skorny resigned from RealNetworks effective September 16, 2011.

2011 Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/sh)		Grant Date Fair Value of Stock and Option Awards ($)(3)
Thomas Nielsen	11/09/11 11/09/11	10/27/11 10/27/11	—	65,342	—	—	640,000 240,000	$ $	7.44 7.44	1,992,512 844,800

Michael Lunsford	02/01/11 05/31/11	01/31/11 05/31/11	135,000	300,000	600,000	67,145	123,250 —		$11.36 —	816,950 654,503

Michael Eggers	02/01/11 05/31/11	01/31/11 05/31/11	118,125	262,500	525,000	57,553	123,250 —		$11.36 —	816,950 561,004

Tracy D. Daw	02/01/11 05/31/11	01/31/11 05/31/11	57,713	128,250	256,500	34,532	76,500 —		$11.36 —	507,073 336,604

Mathew Hulett	02/11/11 05/31/11	01/31/11 05/31/11	104,625	232,500	465,000	34,532	87,500 —		$11.36 —	579,985 336,604

Robert Kimball(4)	—	—	—	—	—	—	—		—	—

Hank Skorny(5)	02/01/11 05/31/11	01/31/11 05/31/11	—	—	—	34,532	38,250 —		$11.36 —	253,536 336,604

(1)	The amounts reported in this column represent the threshold, target and maximum amounts of annual performance-based cash incentive compensation that might have been paid to each Named Executive Officer for 2011 performance. There are no threshold or maximum amounts shown for Mr. Nielsen because his 2011 performance-based cash incentive compensation was based on the achievement of non-financial business milestones. The actual amounts paid for 2011 are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” on page 25. These awards are described in further detail under “Compensation Discussion and Analysis” beginning on page 5.
(2)	The amount reported in this column represents stock options granted pursuant to the 2005 Plan. The stock options reflected in this column vest over a period of four years. All of the stock options expire seven years after the date of grant and the exercise price of the stock options is equal to the fair market value of RealNetworks’ Common Stock on the date of grant. If a Named Executive Officer’s employment terminates for any reason other than death, disability, upon a change of control, or upon the termination of employment by RealNetworks without cause (provided that the Named Executive Officer delivers a settlement agreement and release upon such termination), the unvested portion of the stock options will not vest and all rights to the unvested portion will terminate. The stock options are described in further detail under “Compensation Discussion and Analysis” beginning on page 5 and in the “Outstanding Equity Awards at December 31, 2011” table on page 30.
(3)	The amounts reported in this column, other than $844,800 reported for Mr. Nielsen in respect of the Performance Options, reflect the aggregate grant date fair value of the awards granted in 2011 pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions, see Note 2, “Stock-Based Compensation,” to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011.

Of the amount reported for Mr. Nielsen for 2011, $844,800 represents the aggregate grant date fair value of the Performance Options. RealNetworks retained Radford to calculate the fair value of the Performance

Options for accounting purposes using the Monte-Carlo Simulation, a generally accepted statistical valuation technique for awards that vest based on market conditions. The Performance Options are further described under the caption “Long-term Equity Incentive Compensation” in “Compensation Discussion and Analysis” beginning on page 5.

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

(4)	Mr. Kimball’s employment terminated effective April 15, 2011, and therefore he was not eligible to earn non-equity incentive plan compensation in 2011.
(5)	Mr. Skorny’s employment terminated effective September 16, 2011, and therefore he was not eligible to earn non-equity incentive plan compensation in 2011.

Outstanding Equity Awards at December 31, 2011

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Thomas Nielsen	—	640,000	(2)	—		7.44	11/09/18
	—	—		240,000	(3)	7.44	11/09/18

Michael Lunsford	15,407	107,843	(4)	—		11.36	02/01/18	3,836	(5)	28,770
	109,375	15,625	(6)	—		20.36	02/05/15				67,145	(7)	503,588
	37,500	62,500	(8)	—		13.08	02/01/17

Michael Eggers	1,250	—		—		11.04	08/05/22	2,797	(9)	20,978
	3,500	—		—		19.00	12/11/24				57,553	(7)	431,648
	175	—		—		24.88	08/31/21
	15,407	107,843	(4)	—		11.36	02/01/18
	6,250	—		—		20.48	07/24/23
	7,500	—		—		22.52	10/03/23
	10,000	—		—		19.36	01/18/25
	8,750	—		—		24.88	08/31/21
	25,000	—		—		30.12	02/14/13
	33,750	—		—		26.76	04/06/14
	37,500	62,500	(8)	—		13.08	02/01/17
	10,625	—		—		41.52	11/09/13

Tracy D. Daw	3,333	—		—		10.52	12/17/16	879	(9)	6,593
	15,000	—		—		10.52	12/17/16				34,532	(7)	258,990
	790	—		—		10.52	12/17/16
	2,775	—		—		10.52	12/17/16
	2,775	—		—		10.52	12/17/16
	2,775	—		—		10.52	12/17/16
	1,333	—		—		10.52	12/17/16
	2,000	—		—		10.52	12/17/16
	1,250	—		—		10.52	12/17/16
	9,563	66,937	(4)	—		11.36	02/01/18
	10,000	30,000	(10)	—		7.56	09/09/17
	10,314	17,186	(11)	—		14.40	01/25/17

Mathew Hulett	10,938	76,562	(4)	—		11.36	02/01/18				34,532	(7)	258,990
	—	15,624	(12)	—		6.84	08/17/16
	16,407	27,343	(13)	—		9.40	10/04/17

Robert Kimball(14)	2,500	—		—		11.04	01/14/13
	2,500	—		—		8.92	01/14/13
	32,500	—		—		7.00	01/14/13
	15,000	—		—		13.68	01/14/13
	16,875	—		—		20.04	01/14/13
	12,500	—		—		20.48	01/14/13
	12,500	—		—		19.36	01/14/13
	15,362	—		—		19.76	01/14/13
	50,000	—		—		24.88	01/14/13
	3,750	—		—		24.88	01/14/13
	10,000	—		—		24.88	01/14/13
	33,750	—		—		26.76	01/14/13
	20,000	—		—		29.08	01/14/13
	18,750	—		—		21.96	01/14/13
	125,000	—		—		13.08	01/14/13
	17,500	—		—		41.52	01/14/13

Hank Skorny	—	—		—		—	—

(1)	Represents the closing price of a share of our common stock on December 30, 2011 ($7.50) multiplied by the number of shares or units that have not vested.
(2)	The options are scheduled to vest and became exercisable as to 25% of the total grant on November 9, 2012, with an additional 12.5% scheduled to vest upon the completion of each successive six months of employment until the options become fully vested and exercisable on November 9, 2015, subject to the recipient’s continued employment with RealNetworks.
(3)	Represents performance-based stock options that will vest if the average closing price of RealNetworks’ common stock during any period of 30 consecutive trading days is at least two times the average closing price of RealNetworks’ common stock for the 90 calendar days preceding November 9, 2011. If this stock price performance target is satisfied, 120,000 of the options will vest immediately as of the date the stock price performance target is satisfied and the remaining 120,000 options will vest in substantially equal monthly installments until the options are fully vested, equal to (a) 30/1460 multiplied by (b) 240,000. If the closing price target has been achieved but unvested shares remain on November 9, 2017, those remaining shares subject to the option will immediately vest. Vesting of the options is subject to the recipient’s continued employment as President and Chief Executive Officer on such vesting dates.
(4)	The options vested and became exercisable as to 12.5% of the total grant on July 1, 2011, with an additional 12.5% scheduled to vest upon the completion of each successive six months of employment until the options become fully vested and exercisable on January 1, 2015, subject to the recipient’s continued employment with RealNetworks.
(5)	Represents restricted stock units that are scheduled to vest as to 1,918 shares on each of June 24, 2012 and December 24, 2012, subject to the recipient’s continued employment with RealNetworks.
(6)	The options vested and became exercisable as to 25% of the total grant on January 28, 2009, and an additional 12.5% of the options vested and became exercisable upon the completion of each successive six months of employment until the options became fully vested and exercisable on January 28, 2012.
(7)	Represents performance-based restricted stock units that were scheduled to vest on April 1, 2012, subject to the achievement of certain performance objectives and the recipient’s continued employment with RealNetworks. The awards reported assume performance will be achieved at target level of 100%. On March 28, 2012, the actual overall performance in respect of these awards was determined by the Compensation Committee to be achieved at a level of 94.33%. Of the restricted stock units reported for Messrs Lunsford, Eggers, Daw and Hulett, 63,337, 54,289, 32,574 and 32,574 of the restricted stock units vested on April 1, 2012, respectively, and a corresponding number of shares of common stock were issued to Messrs. Lunsford, Eggers, Daw and Hulett. The remaining restricted stock units were cancelled.
(8)	The options vested and became exercisable as to 12.5% of the total grant on August 1, 2010, with an additional 12.5% scheduled to vest upon the completion of each successive six months of employment until the options become fully vested and exercisable on February 1, 2014, subject to the recipient’s continued employment with RealNetworks.
(9)	Represents restricted stock units that are scheduled to vest on February 22, 2012, subject to the recipient’s continued employment with RealNetworks.
(10)	The options vested and became exercisable as to 12.5% of the total grant on February 18, 2011, with an additional 12.5% scheduled to vest upon the completion of each successive six months of employment until the options become fully vested and exercisable on August 18, 2014, subject to the recipient’s continued employment with RealNetworks.
(11)	The options vested and became exercisable as to 12.5% of the total grant on July 25, 2010, with an additional 12.5% scheduled to vest upon the completion of each successive six months of employment until the options become fully vested and exercisable on January 25, 2014, subject to the recipient’s continued employment with RealNetworks.
(12)	The options vested and became exercisable as to 12.5% of the total grant on August 17, 2010, with an additional 12.5% scheduled to vest upon the completion of each successive six months of employment until the options become fully vested and exercisable on August 17, 2013, subject to the recipient’s continued employment with RealNetworks.

(13)	The options vested and became exercisable as to 12.5% of the total grant on January 29, 2011, with an additional 12.5% scheduled to vest upon the completion of each successive six months of employment until the options become fully vested and exercisable on July 29, 2014, subject to the recipient’s continued employment with RealNetworks.
(14)	Pursuant to the terms of the Kimball Separation Agreement, the stock options held by Mr. Kimball will expire 18 months following the end of the consulting period described therein, which expiration date is January 14, 2013.

2011 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Thomas Nielsen	—	—	—	—
Michael Lunsford	—	—	3,169	32,025
Michael Eggers	—	—	4,619	49,287
Tracy D. Daw	—	—	1,451	15,487
Matthew Hulett	15,626	9,231	—	—
Robert Kimball	—	—	33,359	493,541
Hank Skorny	46,875	23,916	—	—

(1)	Represents the number of shares vesting multiplied by the fair market value of RealNetworks common stock on the vesting date.

2011 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Restricted Stock Unit Awards ($)(1)	Total ($)
Eric Benhamou(2)	171,500	19,066	44,994	235,560
Edward Bleier(3)	66,625	—	—	66,625
Robert Glaser(4)	213,750	—	—	213,750
Pradeep Jotwani(5)	52,750	—	—	52,750
Robert Kimball(6)	—	—	—	—
Jonathan Klein(7)	38,625	—	—	38,625
Thomas Nielsen(8)	—	—	—	—
Kalpana Raina(9)	94,000	19,066	44,994	158,060
Janice Roberts(10)	77,375	19,066	44,994	141,435
Michael B. Slade(11)	5,375	19,066	44,994	69,435
Dominique Trempont	91,500	19,066	44,994	155,560

(1)	The amounts reported in these columns reflect the aggregate grant date fair value of awards granted in 2011 pursuant to the 2005 Plan, determined in accordance with financial statement reporting rules rather than an amount paid to or realized by the director. For a discussion of valuation assumptions, see Note 2, “Stock-Based Compensation,” to our Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011.
(2)	Audit Committee Chair and Lead Independent Director.
(3)	Mr. Bleier’s board service terminated upon the expiration of his term in November 2011.

(4)	Of the amount reported for Mr. Glaser, $113,750 constitutes meeting and retainer fees and $100,000 constitutes cash in lieu of annual equity awards as described under the caption “Compensation of Directors” below.
(5)	Mr. Jotwani served as the Chair of the Compensation Committee until March 14, 2011. Mr. Jotwani’s board service terminated upon the expiration of his term in November 2011.
(6)	See “Summary Compensation Table” on page 25 for Mr. Kimball’s compensation for services provided as RealNetworks’ President and Chief Executive Officer in 2011. Mr. Kimball did not receive additional compensation for his service as a member of the Board of Directors in 2011.
(7)	The amount reported Mr. Klein represents the value of shares of RealNetworks Common Stock issued to Mr. Klein in lieu of director fees earned in fiscal year 2011. Mr. Klein elected to receive 100% of his fiscal year 2011 director fees in shares of RealNetworks Common Stock. Mr. Klein received (a) 924 shares valued at approximately $13,750 as compensation for Board service in the first quarter of 2011, (b) 716 shares valued at approximately $9,750 as compensation for Board service in the second quarter of 2011, and (c) 1,275 shares valued at approximately $10,750 as compensation for Board service in the third quarter of 2011. Mr. Klein’s board service terminated upon the expiration of his term in November 2011, and he received the remainder of his 2011 director fees in cash.
(8)	See “Summary Compensation Table” on page 25 for Mr. Nielsen’s compensation for services provided as RealNetworks’ President and Chief Executive Officer in 2011. Mr. Nielsen did not receive additional compensation for his service as a member of the Board of Directors in 2011.
(9)	Nominating and Corporate Governance Committee Chair.
(10)	Ms. Roberts was appointed Chair of the Compensation Committee on March 14, 2011.
(11)	Mr. Slade was appointed to the Board of Directors on November 16, 2011.

Compensation of Directors

In 2011, each director who was not an employee of RealNetworks (an “Outside Director”) was paid $8,750 per quarter for his or her services as a director. Outside Directors were also paid (i) $1,000 for participation in each meeting of the Board, (ii) $1,000 for participation in each meeting of a Board committee, and (iii) $5,000 per quarter for serving as chairperson of the Audit Committee, $3,125 per quarter for serving as chairperson of the Compensation Committee and $2,500 per quarter for serving as chairperson of the Nominating and Corporate Governance Committee. In addition, the lead independent director is paid an additional retainer of $5,000 per quarter. Directors were also reimbursed for their reasonable expenses incurred in attending Board of Directors or Committee meetings.

Pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan (the “Director Plan”), a sub-plan administered under the 2005 Plan, an Outside Director may make an irrevocable election prior to the commencement of each plan year to receive all or a portion of the cash compensation payable to such Outside Director for the coming year in shares of RealNetworks common stock. In 2011, the number of shares issued to an Outside Director who elected to receive all or a portion of his or her 2011 compensation in shares of RealNetworks common stock was determined by dividing the total fees to be paid in shares of RealNetworks common stock during a fiscal quarter, as elected by an Outside Director, by the fair market value of a share of RealNetworks common stock on the last trading day of such fiscal quarter, with cash paid in lieu of the issuance of fractional shares.

Outside Directors other than the Chairman of the Board also receive equity awards under the 2005 Plan on the third business day following each annual meeting of shareholders. The equity awards consist of (i) nonqualified stock options to purchase 6,250 shares of RealNetworks common stock (the “Options”) that, once vested, will remain exercisable for three years following an Outside Director’s separation from the Board or until the Option’s earlier expiration, and (ii) RSUs valued at $45,000 on the grant date. The Options and RSUs vest monthly in equal increments over a twelve month period following the award’s grant date assuming continued service as a director, with the RSU share distribution date occurring on the first anniversary of the grant date. Outside Directors may make an annual irrevocable election to defer the RSU share distribution date to a date that is (i) five years following the RSU grant date, or (ii) concurrent with an Outside Director’s separation from the Board. Options and RSUs granted to Outside Directors who have served on the Board for less than twelve months at the time of the annual meeting of shareholders will receive Options and RSUs that are pro-rated based on the number of completed months of service leading up to the first annual meeting of shareholders following his or her appointment to the Board. In addition to approving the foregoing changes to the Outside Director compensation program, the Board also approved stock ownership guidelines applicable to Outside Directors designed to achieve long-term alignment between Outside Directors and the Company’s shareholders. Under these guidelines, each Outside Director is required to own a number of shares of the Company’s common stock equal to three times the Outside Director’s annual retainer fee within five years of service on the Company’s Board.

On November 21, 2011, Messrs. Benhamou, Slade and Trempont, Ms. Raina and Ms. Roberts were each granted 6,172 RSUs and an option to purchase 6,250 shares of Common Stock having an exercise price of $7.29 per share, which RSUs and options vest as described above.

Mr. Glaser is paid the same cash compensation as the Outside Directors, together with an additional retainer in the amount of $6,250 per quarter for serving as the Chairman of the Board. Mr. Glaser is not eligible to make an election to receive his cash compensation in shares of RealNetworks common stock pursuant to the Director Plan. Mr. Glaser is also paid an annual cash award (the “Cash Award”) in lieu of the annual grant of Options and RSUs. The Cash Award will have an aggregate value equal to (a) $55,000, which amount is paid in lieu of the Options and is subject to re-evaluation at the discretion of the Compensation Committee, and (b) $45,000, which amount is paid in lieu of the RSUs.

2011 Potential Payments Upon Termination of Employment or Change-in-Control

The following table reflects the amount of compensation that would have been payable to each of the Named Executive Officers in the event of the termination of such executive’s employment under certain circumstances, assuming that (1) the triggering event took place on December 31, 2011, the last business day of the 2011 fiscal year, (2) the price per share of our common stock was $7.50, which was the closing market price on December 31, 2011, and (3) that all cash payments are made in a lump sum.

		Before Change in Control	In Connection With Change in Control
Name	Benefit(1)	Termination Without Cause($)	Termination Without Cause or For Good Reason($)	Voluntary Termination($)(2)	Death($)	Disability($)
Thomas Nielsen(3)	Severance	675,000	900,000	112,500	—	—
	Bonus	65,342	965,342	—	65,342	65,342
	Equity award
	vesting
	acceleration	9,600	19,200	—	52,800	1,100

Michael Lunsford	Severance	700,000	500,000	400,000	—	—
	Bonus	—	675,000	—	233,015	233,015
	Equity award
	vesting
	acceleration	377,691	503,588	—	532,358	377,691

Michael Eggers	Severance	612,500	437,500	350,000	—	—
	Bonus		590,625	—	179,817	179,817
	Equity award
	vesting
	acceleration	337,718	431,648	—	452,626	337,718

Tracy D. Daw	Severance	285,000	356,250	142,500	—	—
	Bonus	—	288,563	—	87,853	87,853
	Equity award
	vesting acceleration	198,638	258,990	—	265,583	198,638

Mathew Hulett	Severance	310,000	387,500	155,000	—	—
	Bonus	—	523,125	—	155,312	155,312
	Equity award
	vesting
	acceleration	195,962	258,990	—	269,302	195,962

Robert Kimball(4)	Severance	1,937,937	—	—	—	—
	Bonus	283,000	—	—	—	—
	Equity award
	vesting
	acceleration	—	—	—	—	—

Hank Skorny(5)	Severance	—	—	—	—	—
	Bonus	—	—	—	—	—
	Equity award
	vesting
	acceleration	—	—	—	—	—

(1)	Messrs. Nielsen, Lunsford, Eggers and Daw are also entitled to receive cash compensation in respect of accrued but unused vacation upon termination of employment for any reason.
(2)	Assumes (i) Mr. Nielsen has provided a notice period of 3 months, (ii) Messrs. Lunsford and Eggers have provided a notice period of 90 days, and (iii) Messrs. Daw and Hulett have provided a notice period of 6 months prior to voluntarily terminating their employment with RealNetworks.
(3)	Pursuant to the Nielsen Employment Agreement, in the event of Mr. Nielsen’s termination of employment without “cause,” his resignation for “good reason” other than during the “change in control period” (as defined in the Nielsen Employment Agreement) or if the Company notifies Mr. Nielsen in writing that it does not intend to renew the term of the Nielsen Employment Agreement after an initial four year term (a “Company Non-Renewal”), Mr. Nielsen will be entitled to receive the amounts reported in the column captioned “Before Change in Control—Termination Without Cause.” In the event of a “change in control” of the Company (as defined in the Nielsen Employment Agreement), if Mr. Nielsen’s employment is terminated without “cause” or he resigns for “good reason” (as such terms are defined in the Nielsen Employment Agreement) within three months prior to or 24 months following such change in control (the “Change in Control Period”) or in the event the Company does not renew upon a Company Non-Renewal, Mr. Nielsen will be entitled to receive the amounts reported in the column captioned “In Connection With Change in Control—Termination Without Cause or For Good Reason.” In order to receive such severance benefits, Mr. Nielsen must (i) execute a release of claims in favor of the Company, (ii) agree to a nondisparagement obligation, and (iii) agree to non-solicitation and no-hire obligations for a period of one year following a termination of employment that occurs outside of the Change in Control Period and two years following a termination of employment that occurs within the Change in Control Period. Amounts shown for equity award vesting acceleration for Mr. Nielsen in the columns captioned “Before Change in Control—Termination Without Cause” and “In Connection With Change in Control—Termination Without Cause or For Good Reason” assume that none of the performance-based stock options granted to Mr. Nielsen in November 2011 have converted to time-based vesting as of December 31, 2011.
(4)	The amounts reported for Mr. Kimball reflect payments to Mr. Kimball in connection with the termination of his employment effective April 15, 2011. As described under the caption “Severance and Change in Control Benefits—Mr. Kimball” in the section entitled “Compensation Discussion and Analysis” beginning on page 5, Mr. Kimball was provided certain payments pursuant to the Kimball Separation Agreement in connection with his termination of employment, including a severance payment in the amount of $1,728,125, consulting fees in the amount of $130,998, reimbursed COBRA health insurance premiums in the amount of $11,844, accrued but unused vacation in the amount of $66,970 and the remaining payment of $283,000 under the 2010 Kimball Retention Agreement pursuant to the original terms of that agreement. In addition, the Kimball Separation Agreement further provides for the acceleration of the vesting applicable to all of Mr. Kimball’s outstanding equity awards as of the date of his termination such that the awards became fully vested and, where applicable, fully exercisable as of April 15, 2011. The exercisability period of all of the stock options to purchase shares of RealNetworks’ common stock held by Mr. Kimball (the “Kimball Options”) was extended such that the Kimball Options will remain exercisable until the earlier of (x) 18 months following the expiration of the consulting period described in the Kimball Separation Agreement, or (y) the expiration date of the option grant pursuant to the applicable stock option agreement. In exchange for the payments made to Mr. Kimball pursuant to the Kimball Separation Agreement, Mr. Kimball provided a waiver and release of all claims against RealNetworks and agreed to remain subject to (i) the nondisparagement obligation under the Kimball CIC Agreement and (ii) the non-solicitation and no-hire obligations under the Kimball CIC Agreement for a period of 12 months following termination.
(5)	Mr. Skorny’s employment terminated on September 16, 2011.

Severance Payments

— Mr. Nielsen. As described under the caption “Severance and Change in Control Benefits—Mr. Nielsen” in the section entitled “Compensation Discussion and Analysis” beginning on page 5, the Nielsen Employment Agreement provides that Mr. Nielsen would receive certain payments in the event of his termination of employment under certain circumstances.

— Messrs. Lunsford, Eggers, Daw, Hulett and Skorny. As described under the caption “Severance and Change in Control Benefits—Messrs. Lunsford, Eggers, Daw, Hulett and Skorny” in the section entitled “Compensation Discussion and Analysis” beginning on page 5, the Severance Agreements and the Amended CIC Agreements between RealNetworks and each of Messrs. Lunsford, Eggers, Daw, Hulett and Skorny provide that each of these Named Executive Officers would receive certain payments in the event of their termination of employment under certain circumstances.

Prior to voluntarily terminating his employment effective April 15, 2012, Mr. Eggers provided more than 90 days notice of his resignation and he received a severance payment equal to 12 months of his annual base salary pursuant to the terms of his Severance Agreement. No severance benefits were provided to Messrs. Daw or Skorny pursuant to their respective Severance Agreements in connection with their voluntary resignations from RealNetworks effective April 23, 2012 and September 16, 2011, respectively.

It is RealNetworks’ policy to request certain executive officers to provide a notice period of six months prior to voluntarily terminating their employment with RealNetworks for the purpose of transitioning responsibilities. In the event an executive officer provides six months’ notice prior to voluntarily terminating his employment, he will receive a severance payment equal to six months of such executive’s annual base salary, even if RealNetworks does not require the continued services of the executive officer for all or part of such six month notice period. In the event an executive officer provides notice of less than six months prior to voluntarily terminating his employment, he will receive a severance payment equal to the number of months’ notice provided, up to a maximum severance payment equal to six months of the executive’s annual base salary, even if RealNetworks does not require the continued services of the executive officer for all or part of such notice period. Severance payments are made following the last day worked by an executive officer. Severance amounts shown in the above table under the caption “Voluntary Termination” assume that each Named Executive Officer has provided six months’ notice prior to voluntarily terminating his employment on December 31, 2011.

Bonus Payments

If the employment of a Named Executive Officer had terminated on December 31, 2011 due to death or disability, such Named Executive Officer or his beneficiary would have been entitled to receive the portion of the performance-based cash incentive or discretionary bonus compensation earned in 2011 but not paid as of December 31, 2011.

— Mr. Nielsen. As described under the caption “Severance and Change in Control Benefits—Mr. Nielsen” in the section entitled “Compensation Discussion and Analysis” beginning on page 5, the Nielsen Employment Agreement provides that Mr. Nielsen would receive certain bonus payments in the event of his termination of employment under certain circumstances.

— Messrs. Lunsford, Eggers, Daw, Hulett and Skorny. As described under the caption “Severance and Change in Control Benefits—Messrs. Lunsford, Eggers, Daw, Hulett and Skorny” in the section entitled “Compensation Discussion and Analysis” beginning on page 5, the Amended CIC Agreements between RealNetworks and each of Messrs. Lunsford, Eggers, Daw, Hulett and Skorny provide that each of these Named Executive Officers would receive certain bonus payments in the event of their termination of employment under certain circumstances.

Acceleration of Vesting of Equity Awards

— Mr. Nielsen. As described under the caption “Severance and Change in Control Benefits—Mr. Nielsen” in the section entitled “Compensation Discussion and Analysis” beginning on page 5, the Nielsen Employment Agreement provides for accelerated vesting with respect to any unvested time-based stock options held by Mr. Nielsen (including any performance-based stock options that have converted to time-based vesting) in the event of his termination of employment under certain circumstances.

— Messrs. Lunsford, Eggers, Daw, Hulett and Skorny. As described under the captions “Severance and Change in Control Benefits—Messrs. Lunsford, Eggers, Daw, Hulett and Skorny” and “2011 Performance—Based Restricted Stock Units” in the section entitled “Compensation Discussion and Analysis” beginning on page 5, the Amended CIC Agreements and the PRSU Agreements between RealNetworks and each of Messrs. Lunsford, Eggers, Daw, Hulett and Skorny provide for accelerated vesting of certain equity awards in the event of their termination of employment under certain circumstances.

— Additional Equity-Related Severance and Change in Control Benefits. As described under the caption “Severance and Change in Control Benefits—Additional Equity-Related Severance and Change-in-Control Benefits” in the section entitled “Compensation Discussion and Analysis” beginning on page 5, the individual equity award agreements entered into with each Named Executive Officer provide for accelerated vesting under certain circumstances.

If we terminate the employment of a Named Executive Officer for any reason other than for cause, and any of such Named Executive Officer’s outstanding stock options or RSUs are not fully vested, the next vesting installment of such stock options or RSUs will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or RSUs commenced or the last anniversary thereof, expressed in full months, provided that the Named Executive Officer executes and delivers a settlement agreement and release satisfactory to us on or before the date of such termination.

If the employment of a Named Executive Officer terminates due to such executive officer’s death, any stock options or RSUs that are unvested as of the date of such Named Executive Officer’s death will fully vest on such date and any options may be exercised by the estate or legal representative of such Named Executive Officer for a period of one year following such date, but not later than the expiration date of such stock options. If the employment of a Named Executive Officer terminates due to disability, and any of such Named Executive Officers’ outstanding stock options or RSUs are not fully vested, the next vesting installment of such stock options or RSUs will vest on a pro rata basis for the portion of the year elapsed since the date on which the vesting of the options or RSUs commenced or the last anniversary thereof, expressed in full months.

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

Compensation Committee Interlocks and Insider Participation

From January 1, 2011 to November 16, 2011, the Compensation Committee was composed of Messrs. Benhamou, Jotwani and Trempont and Ms. Roberts. From November 16, 2011 to December 31, 2011, the Compensation Committee was composed of Messrs. Benhamou and Trempont and Ms. Roberts. In 2011, no executive officer of RealNetworks served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of RealNetworks’ Board of Directors or Compensation Committee. In addition, no interlocking relationship existed between any member of our Compensation Committee and any member of the compensation committee of any other company.

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

The following table aggregates the data from our plans and reflects adjustments resulting from our special cash dividend paid in August 2011 and the one-for-four reverse stock split effective in August 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (in 000’s)(a)	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (in 000’s)(c)
Equity compensation plans approved by security holders	6,822	$14.24	4,809	(1)(2)
Equity compensation plans not approved by security holders	5	28.82	—
Total	6,827	$14.24	4,809

(1)	On January 1, 2008, the 2007 ESPP became effective. Column (c) above excludes an aggregate of 1.1 million shares of the Company’s common stock that are authorized for issuance pursuant to the 2007 ESPP.
(2)	Includes shares available for future issuances pursuant to the RealNetworks, Inc. 2007 Director Compensation Stock Plan (2007 Director Plan), a sub-plan that operates and is administered under the 2005 Plan. Under the 2007 Director Plan, outside directors may elect to receive all or a portion of his or her quarterly director compensation in shares of the Company’s common stock in lieu of cash. Shares issued to directors under the 2007 Director Plan are issued from the shares reserved under the 2005 Plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 23, 2012, information regarding beneficial ownership of the Common Stock by (a) each person known to RealNetworks to be the beneficial owner of more than five percent of RealNetworks’ outstanding common stock, (b) each director, (c) the Named Executive Officers, and (d) all of RealNetworks’ executive officers and directors as a group. Percentage of beneficial ownership is based on 34,755,847 shares outstanding as of April 23, 2012. The mailing address for each named executive officer and director in the table below is c/o RealNetworks, Inc., 2601 Elliott Avenue, Suite 1000, Seattle, Washington 98121.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Common Stock Outstanding
Robert Glaser(2)	12,949,254	37.1%
T. Rowe Price Associates, Inc.(3)	3,224,686	9.3
Dimensional Fund Advisors LP(4)	2,262,643	6.5
Eric A. Benhamou(5)	99,904	*
Thomas Nielsen	0	*
Kalpana Raina(6)	109,759	*
Janice Roberts(7)	20,002	*
Michael B. Slade(8)	7,245	*
Dominique Trempont(9)	20,831	*
Michael Lunsford(10)	252,399	*
Michael Eggers(11)	197,970	*
Tracy D. Daw(12)	83,704	*
Matthew Hulett(13)	62,242	*
Robert Kimball(14)	388,487	1.1
Hank Skorny	0	*
All directors and executive officers as a group (11 persons)(15)	13,646,877	38.5%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the beneficial owner exercises voting or investment power. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 23, 2012 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, and subject to community property laws where applicable, RealNetworks believes, based on information provided by such persons, that the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2)	Includes 459,101 shares of Common Stock owned by the Glaser Progress Foundation, of which Mr. Glaser is trustee. Mr. Glaser disclaims beneficial ownership of these shares. Also includes 156,250 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 23, 2012.
(3)	Information is based on a Schedule 13G filed with the SEC on February 8, 2012 by T. Rowe Price Associates, Inc. (“Price Associates”). Price Associates reported that as of December 31, 2011, it beneficially owned an aggregate of 3,224,686 shares of common stock and that its address is 100 E. Pratt Street, Baltimore, Maryland 21202. These securities are owned by various individual and institutional investors including T. Rowe Price Science & Technology Fund, Inc. which owns 1,966,665 shares representing 5.7% of the shares outstanding, for which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is the beneficial owner of such securities.
(4)	Information is based on a Schedule 13G filed with the SEC on February 14, 2012 by Dimensional Fund Advisors LP (“Dimensional”). Dimensional reported that as of December 31, 2011, it beneficially owned an aggregate of 2,262,643 shares of common stock and that its address is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. While Dimensional possesses investment and/or voting power over these shares and therefore may be deemed to be the beneficial owner of such shares, Dimensional disclaims beneficial ownership of these shares.
(5)	Includes 13,909 shares of common stock owned by the Eric Benhamou Living Trust Created Under the Eric and Illeana Benhamou Living Trust dated August 24, 1995. Also includes 82,395 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2012 and 3,600 restricted stock units that are vested but unreleased within 60 days of April 23, 2012.
(6)	Includes 99,895 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2012 and 3,600 restricted stock units that are vested but unreleased within 60 days of April 23, 2012.
(7)	Includes 10,415 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2012 and 3,600 restricted stock units that are vested but unreleased within 60 days of April 23, 2012.
(8)	Includes 3,645 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2012 and 3,600 restricted stock units that are vested but unreleased within 60 days of April 23, 2012.
(9)	Includes 10,936 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2012 and 3,600 restricted stock units that are vested but unreleased within 60 days of April 23, 2012.
(10)	Includes 205,814 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2012.
(11)	Includes 187,614 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2012.
(12)	Includes 79,909 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2012.
(13)	Includes 38,283 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2012.

(14)	Includes 388,487 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2012.
(15)	Includes an aggregate of 729,079 shares of common stock issuable upon exercise of options exercisable within 60 days of April 23, 2012 and 18,000 restricted stock units that are vested but unreleased, or are scheduled to vest, within 60 days of April 23, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Certain Relationships and Related Transactions

Under the Voting Agreement described under the caption “Arrangements Regarding Director Selection” on page 4, each of Accel IV and Messrs. Jacobsen and Kapor have agreed to vote all shares of stock of RealNetworks owned by them to elect Mr. Glaser to the Board of Directors of RealNetworks in each election in which he is a nominee. The obligations under the Voting Agreement terminate with respect to shares transferred by the parties when such shares are transferred. The Voting Agreement terminates on the death of Mr. Glaser.

Pursuant to the terms of an agreement entered into in September 1997 between RealNetworks and Mr. Glaser, RealNetworks has agreed to use its best efforts to nominate, elect and not remove Mr. Glaser from the Board of Directors so long as Mr. Glaser owns a specified number of shares of Common Stock.

Director Independence

Our Board of Directors has determined that all of our directors, other than Messrs. Glaser and Nielsen, are independent under the Nasdaq listing standards and the applicable rules promulgated by the SEC. Applying these same rules, our Board has determined that all members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent.

Item 14.	Principal Accounting Fees and Services

Fees Billed by KPMG LLP During 2010 and 2011

The following table presents fees for professional audit services rendered by KPMG LLP, an independent registered public accounting firm, for the audit of our annual financial statements for 2011 and 2010, and fees billed for other services rendered by KPMG LLP.

	2010	2011
Audit Fees(1)	$1,611,250	$1,425,000
Audit-Related Fees	0	0
Tax Fees(2)	0	9,500
All Other Fees	0	0

Total Fees	$1,611,250	$1,434,500

(1)	Fees in connection with the audit of RealNetworks’ annual financial statements for the fiscal years ended December 31, 2010 and 2011, reviews of the financial statements included in RealNetworks’ quarterly reports on Form 10-Q during the 2010 and 2011 fiscal years, Sarbanes-Oxley Section 404 attestation services and statutory and other audits for subsidiaries of RealNetworks.
(2)	Fees in connection with professional services for tax return preparation and consultation on matters related to Backstage Technologies Incorporated, our Canadian subsidiary.

Pre-Approval Policies and Procedures

The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved certain specified audit and non-audit services to be provided by KPMG LLP for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2010 and 2011, the Audit Committee approved all fees of KPMG LLP identified in the above table in accordance with SEC requirements.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements

The consolidated financial statements of RealNetworks, Inc. and subsidiaries previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2011.

(a)(2) Financial Statements Schedules

All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3) Index to Exhibits

Exhibit Number	Description

2.1	Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010)

2.2	Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)

2.3	Asset Purchase Agreement dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2012). Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of RealNetworks, Inc. (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2011)

3.3	Amended and Restated Bylaws effective July 23, 2010 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2010)

4.1	Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)

10.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)

10.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.3†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.4†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.5†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.6†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)

10.7†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.8†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.9†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.10†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010 (incorporated by reference from Exhibit 10.10 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)

10.11†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)

10.12†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.13†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)

10.14†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)

10.15†	Form of Performance Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.6 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)

10.16	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)

10.17†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.18	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.19	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.20†**	Employment Agreement and Development, Confidentiality and Noncompetition Agreement by and between Thomas Nielsen and RealNetworks, Inc. effective as of November 9, 2011 (incorporated by reference from Exhibit 10.20 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012)

10.21†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.22†	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.26 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)

10.23†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010)

10.24†	Offer Letter dated September 2, 2010 between RealNetworks, Inc. and Tracy D. Daw (incorporated by reference from Exhibit 10.23 to Amendment No. 1 to RealNetworks’ Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission on May 2, 2011)

10.25†	Offer Letter dated January 5, 2009 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)

10.26†	Promotion Letter dated October 23, 2009 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)

10.27†	Offer Letter dated June 25, 2009 between RealNetworks, Inc. and Mathew Hulett

10.28†	Promotion Letter dated October 4, 2010 between RealNetworks, Inc. and Mathew Hulett

10.29†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.30†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.31†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.32†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Tracy D. Daw (incorporated by reference from Exhibit 10.30 to RealNetworks’ Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission on May 2, 2011)

10.33†	Retention Letter dated April 16, 2010 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)

10.34†	Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.4 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.35†	Separation Agreement and Release between RealNetworks, Inc. and Robert Kimball dated March 28, 2011 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011)

10.36†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)

10.37†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)

10.38†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Tracy D. Daw (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)

10.39†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)

10.40†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Mathew Hulett

10.41†	Form of Amended and Restated Change in Control and Severance Agreement effective May 31, 2011 between RealNetworks, Inc. and each of Michael Lunsford, Michael Eggers, Tracy D. Daw, Mathew Hulett and Hank Skorny (incorporated by reference from Exhibit 10.5 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)

10.42†	Form of MBO Plan Document under the RealNetworks, Inc. 2010 Executive Compensation Program (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010)

10.43†	Form of MBO Plan Document under the RealNetworks, Inc. 2011 Executive Compensation Program (incorporated by reference from Exhibit 10.35 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)

10.44*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.45*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)

10.46	Amended and Restated Stockholder Agreement dated as of November 30, 2011 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc., Napster, LLC, Best Buy Co., Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.43 to RealNetworks’ Annual Reports on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012)

10.47*	License Agreement, dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 11, 2012)

21.1**	Subsidiaries of RealNetworks, Inc.

23.1**	Consent of KPMG LLP

24.1**	Power of Attorney (included on signature page)

31.1	Certification of Thomas Nielsen, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Thomas Nielsen, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement
*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**	Previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 27, 2012.

REALNETWORKS, INC.

By:	/s/ Thomas Nielsen
Thomas Nielsen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on April 27, 2012.

Signature	Title

/s/ Thomas Nielsen Thomas Nielsen	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Tim M. Wan Tim M. Wan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Robert Glaser Robert Glaser	Chairman of the Board of Directors

/s/ Eric A. Benhamou Eric A. Benhamou	Director

/s/ Kalpana Raina Kalpana Raina	Director

/s/ Janice Roberts Janice Roberts	Director

/s/ Michael B. Slade Michael B. Slade	Director

/s/ Dominique Trempont Dominique Trempont	Director

Exhibit Index

Exhibit Number	Description

2.1	Transaction, Contribution and Purchase Agreement dated as of February 9, 2010 among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010)

2.2	Combination Agreement by and among RealNetworks, Inc., RN International Holdings B.V. and WiderThan Co., Ltd. dated as of September 12, 2006 (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006)

2.3	Asset Purchase Agreement dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2012). Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities and Exchange Commission on August 11, 2000)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of RealNetworks, Inc. (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2011)

3.3	Amended and Restated Bylaws effective July 23, 2010 (incorporated by reference from Exhibit 3.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2010)

4.1	Amended and Restated Shareholder Rights Plan dated as of December 2, 2008, by and between RealNetworks, Inc. and Mellon Investor Services LLC including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated by reference from Exhibit 4.1 to RealNetworks’ Form 8-K filed with the Securities and Exchange Commission on December 3, 2008)

10.1†	RealNetworks, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 99.1 to RealNetworks’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 14, 1998)

10.2†	RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.3†	Amendment No. 1 to the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.4†	RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed with the Securities and Exchange Commission on August 13, 2001)

10.5†	Amendment No. 1 to the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated on June 1, 2001 (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.6†	RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on July 25, 2002)

10.7†	Form of Stock Option Agreement under the RealNetworks, Inc. 1996 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.8†	Form of Stock Option Agreement under the RealNetworks, Inc. 2000 Stock Option Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.9†	Forms of Stock Option Agreement under the RealNetworks, Inc. 2002 Director Stock Option Plan (incorporated by reference from Exhibit 10.3 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.10†	RealNetworks, Inc. 2007 Employee Stock Purchase Plan as amended and restated effective October 18, 2010 (incorporated by reference from Exhibit 10.10 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)

10.11†	RealNetworks, Inc. 2007 Director Compensation Stock Plan (incorporated by reference from Exhibit 10.9 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008)

10.12†	RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated effective December 17, 2009 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009)

10.13†	Form of Non-Qualified Stock Option Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.11 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)

10.14†	Form of Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.12 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007)

10.15†	Form of Performance Restricted Stock Units Terms and Conditions for use under the RealNetworks, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.6 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)

10.16	Lease dated January 21, 1998 between RealNetworks, Inc. as Lessee and 2601 Elliott, LLC, as amended (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004)

10.17†	Form of Director and Officer Indemnification Agreement (incorporated by reference from Exhibit 10.14 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.18	Voting Agreement dated September 25, 1997 by and among RealNetworks, Robert Glaser, Accel IV L.P., Mitchell Kapor and Bruce Jacobsen (incorporated by reference from Exhibit 10.17 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.19	Agreement dated September 26, 1997 by and between RealNetworks and Robert Glaser (incorporated by reference from Exhibit 10.18 to RealNetworks’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 1997 (File No. 333-36553))

10.20†**	Employment Agreement and Development, Confidentiality and Noncompetition Agreement by and between Thomas Nielsen and RealNetworks, Inc. effective as of November 9, 2011 (incorporated by reference from Exhibit 10.20 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012)

10.21†	Offer Letter dated February 13, 2006 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.19 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.22†	Offer Letter dated January 23, 2009 between RealNetworks, Inc. and Bob Kimball (incorporated by reference from Exhibit 10.26 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009)

10.23†	Offer Letter dated January 17, 2008 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010)

10.24†	Offer Letter dated September 2, 2010 between RealNetworks, Inc. and Tracy D. Daw (incorporated by reference from Exhibit 10.23 to Amendment No. 1 to RealNetworks’ Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission on May 2, 2011)

10.25†	Offer Letter dated January 5, 2009 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)

10.26†	Promotion Letter dated October 23, 2009 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.23 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)

10.27†	Offer Letter dated June 25, 2009 between RealNetworks, Inc. and Mathew Hulett

10.28†	Promotion Letter dated October 4, 2010 between RealNetworks, Inc. and Mathew Hulett

10.29†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.30†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.31†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.3 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.32†	Retention Letter dated February 24, 2010 between RealNetworks, Inc. and Tracy D. Daw (incorporated by reference from Exhibit 10.30 to RealNetworks’ Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission on May 2, 2011)

10.33†	Retention Letter dated April 16, 2010 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010)

10.34†	Change in Control and Severance Agreement dated February 24, 2010 between RealNetworks, Inc. and Robert Kimball (incorporated by reference from Exhibit 10.4 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2010)

10.35†	Separation Agreement and Release between RealNetworks, Inc. and Robert Kimball dated March 28, 2011 (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011)

10.36†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Lunsford (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)

10.37†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Michael Eggers (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)

10.38†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Tracy D. Daw (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)

10.39†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Hank Skorny (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)

10.40†	Severance Letter Agreement dated May 31, 2011 between RealNetworks, Inc. and Mathew Hulett

10.41†	Form of Amended and Restated Change in Control and Severance Agreement effective May 31, 2011 between RealNetworks, Inc. and each of Michael Lunsford, Michael Eggers, Tracy D. Daw, Mathew Hulett and Hank Skorny (incorporated by reference from Exhibit 10.5 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011)

10.42†	Form of MBO Plan Document under the RealNetworks, Inc. 2010 Executive Compensation Program (incorporated by reference from Exhibit 10.2 to RealNetworks’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010)

10.43†	Form of MBO Plan Document under the RealNetworks, Inc. 2011 Executive Compensation Program (incorporated by reference from Exhibit 10.35 to RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 16, 2011)

10.44*	Amended and Restated Settlement Agreement dated as of March 10, 2006 between RealNetworks, Inc. and Microsoft Corporation (incorporated by reference from Exhibit 10.24 to RealNetworks’ Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006)

10.45*	Transaction, Contribution and Purchase Agreement dated as of August 20, 2007 by and among Rhapsody America LLC, RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.1 to RealNetworks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 9, 2007)

10.46	Amended and Restated Stockholder Agreement dated as of November 30, 2011 among Rhapsody International Inc., RealNetworks, Inc., RealNetworks Digital Music of California, Inc., Viacom International Inc., Napster, LLC, Best Buy Co., Inc. and DMS Holdco Inc. (incorporated by reference from Exhibit 10.43 to RealNetworks’ Annual Reports on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012)

10.47*	License Agreement, dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 11, 2012)

21.1**	Subsidiaries of RealNetworks, Inc.

23.1**	Consent of KPMG LLP

24.1**	Power of Attorney (included on signature page)

31.1	Certification of Thomas Nielsen, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Thomas Nielsen, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Michael Eggers, Senior Vice President, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Executive Compensation Plan or Agreement
*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**	Previously filed with RealNetworks’ Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 29, 2012.