Form 10-Q
period 2012-03-31
REALNETWORKS INC
filed 2012-05-08
CIK 1046327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of April 25, 2012 was 34,755,847.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$83,332	$106,333
Short-term investments	83,681	78,739
Trade accounts receivable, net of allowances for doubtful accounts and sales returns	40,160	41,165
Deferred costs, current portion	1,338	1,424
Prepaid expenses and other current assets	24,984	21,902

Total current assets	233,495	249,563

Equipment, software, and leasehold improvements, at cost:
Equipment and software	108,173	104,352
Leasehold improvements	26,224	25,947

Total equipment, software, and leasehold improvements, at cost	134,397	130,299
Less accumulated depreciation and amortization	95,672	92,825

Net equipment, software, and leasehold improvements	38,725	37,474
Restricted cash equivalents and investments	10,173	10,168
Equity method investments	7,430	7,798
Available for sale securities	45,630	37,204
Other assets	2,960	2,954
Deferred costs, non-current portion	691	843
Deferred tax assets, net, non-current portion	18,320	18,419
Other intangible assets, net	6,177	7,169
Goodwill	6,297	6,198

Total assets	$369,898	$377,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,935	$17,151
Accrued and other liabilities	58,783	59,194
Deferred revenue, current portion	11,270	11,835
Accrued loss on excess office facilities, current portion	505	596

Total current liabilities	88,493	88,776
Deferred revenue, non-current portion	220	195
Accrued loss on excess office facilities, non-current portion	1,843	2,151
Deferred rent	2,867	2,944
Deferred tax liabilities, net, non-current portion	1,217	1,443
Other long-term liabilities	9,884	10,994

Total liabilities	104,524	106,503

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, no shares issued and outstanding:
Series A: authorized 200 shares	0	0
Undesignated series: authorized 59,800 shares	0	0
Common stock, $0.001 par value authorized 250,000 shares; issued and outstanding 34,541 shares in 2012 and 34,422 shares in 2011	35	34
Additional paid-in capital	578,506	575,515
Accumulated other comprehensive loss	(16,774)	(24,884)
Retained deficit	(296,393)	(279,378)

Total shareholders’ equity	265,374	271,287

Total liabilities and shareholders’ equity	$369,898	$377,790

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Quarters Ended March 31,
	2012	2011
Net revenue (A)	$66,964	$87,301
Cost of revenue (B)	27,427	32,066

Gross profit	39,537	55,235

Sale of patents and other technology assets, net of costs (See Note 17)	(1,580)	0

Operating expenses:
Research and development	17,818	19,895
Sales and marketing	23,796	28,480
General and administrative	13,276	5,622
Restructuring and other charges	1,609	6,904

Total operating expenses	56,499	60,901

Operating income (loss)	(18,542)	(5,666)

Other income (expenses):
Interest income, net	644	379
Equity in net loss of Rhapsody investment	(368)	(3,281)
Other income (expense), net	1,475	(122)

Total other income (expenses), net	1,751	(3,024)

Income (loss) before income taxes	(16,791)	(8,690)
Income tax benefit (expense)	(224)	(3,615)

Net income (loss)	$(17,015)	$(12,305)

Basic net income (loss) per share	$(0.49)	$(0.36)
Diluted net income (loss) per share	$(0.49)	$(0.36)
Shares used to compute basic net income (loss) per share	34,488	34,066
Shares used to compute diluted net income (loss) per share	34,488	34,066
Comprehensive income (loss):
Unrealized investment holding gains (losses), net of tax	$8,494	$(7,066)
Foreign currency translation gains (losses)	(384)	2,553

Total other comprehensive income (loss)	8,110	(4,513)
Net income (loss)	(17,015)	(12,305)

Comprehensive income (loss)	$(8,905)	$(16,818)

(A) Components of net revenue:
License fees	$14,956	$18,414
Service revenue	52,008	68,887

	$66,964	$87,301

(B) Components of cost of revenue:
License fees	$3,272	$5,246
Service revenue	24,155	26,820

	$27,427	$32,066

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(17,015)	$(12,305)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,118	3,819
Stock-based compensation	2,343	3,453
Equity in net loss of Rhapsody	368	3,281
Excess tax benefit from stock option exercises	0	(26)
Deferred income taxes, net	(19)	(161)
Realized translation gain	(1,611)	0
Other	(3)	105
Net change in certain operating assets and liabilities:
Trade accounts receivable	1,394	2,794
Prepaid expenses and other assets	(2,738)	(1,705)
Accounts payable	(894)	(7,655)
Accrued and other liabilities	(3,185)	3,214

Net cash provided by (used in) operating activities	(17,242)	(5,186)

Cash flows from investing activities:
Purchases of equipment, software, and leasehold improvements	(2,798)	(1,165)
Purchases of short-term investments	(9,969)	(22,091)
Proceeds from sales and maturities of short-term investments	5,027	38,020

Net cash provided by (used in) investing activities	(7,740)	14,764

Cash flows from financing activities:
Proceeds from issuance of common stock (stock options and stock purchase plan)	675	1,101
Excess tax benefit from stock option exercises	0	26

Net cash provided by (used in) financing activities	675	1,127

Effect of exchange rate changes on cash and cash equivalents	1,306	2,385

Net increase (decrease) in cash and cash equivalents	(23,001)	13,090
Cash and cash equivalents, beginning of period	106,333	236,018

Cash and cash equivalents, end of period	$83,332	$249,108

Supplemental disclosure of cash flow information:
Cash received from income tax refunds	$39	$3,503
Cash paid for income taxes	$517	$851
Non-cash investing activities:
Increase (decrease) in accrued purchases of equipment, software, and leasehold improvements	$1,430	$0

See accompanying notes to unaudited condensed consolidated financial statements.

REALNETWORKS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quarters Ended March 31, 2012 and 2011

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business. RealNetworks, Inc. and subsidiaries is a leading global provider of network-delivered digital media applications and services that make it easy to manage, play and share digital media. The Company also develops and markets software products and services that enable the creation, distribution and consumption of digital media, including audio and video.

Inherent in the Company’s business are various risks and uncertainties, including limited history of certain of its product and service offerings. The Company’s success will depend on the acceptance of the Company’s technology, products and services and the ability to generate related revenue.

In this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (10-Q or Report), RealNetworks, Inc. and subsidiaries is referred to as “RealNetworks”, the “Company”, “we”, “us”, or “our”.

Basis of Presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2012. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the 10-K).

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, current economic conditions may require the use of additional estimates, and certain estimates we make are subject to a greater degree of uncertainty as a result of the current economic conditions.

Reclassifications. Certain reclassifications have been made to the 2011 consolidated financial statements to conform to the 2012 presentation.

Accumulated Other Comprehensive Income (Loss). The components of accumulated other comprehensive income (loss) consisted of unrealized gains (losses) on marketable securities and foreign currency translation gains (losses), net of applicable tax, as follows (in thousands):

	March 31,	December 31,
	2012	2011
Unrealized gains on investments, net of taxes	$35,812	$27,318
Foreign currency translation adjustments	(52,586)	(52,202)

Accumulated other comprehensive income (loss)	$(16,774)	$(24,884)

In the quarter ended March 31, 2012, we liquidated an investment in one of our foreign entities and recorded a gain of $1.6 million in Other income (expense), net, in the consolidated statements of operations and comprehensive income (loss) upon the release of the same amount of cumulative foreign exchange translation gain out of accumulated other comprehensive income on the balance sheet.

Note 2. Recent Accounting Pronouncements

With the exception of the item discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2012, to be implemented as compared to the recent accounting pronouncements described in the 10-K, that are of significance, or potential significance to RealNetworks.

In September 2011, the FASB issued new guidance related to testing goodwill for impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance became effective for our first quarter of 2012 and did not have a material effect on our consolidated financial statements.

Note 3. Stock-Based Compensation

Total stock-based compensation expense recognized was as follows (in thousands):

	Quarters Ended March 31,
	2012	2011
Total stock-based compensation expense	$2,343	$3,453

The fair value of options granted determined using the Black-Scholes model used the following weighted-average assumptions:

	Quarters Ended March 31,
	2012	2011
Expected dividend yield	0%	0%
Risk-free interest rate	0.69%	1.76%
Expected life (years)	3.8	4.0
Volatility	58%	54%

No stock-based compensation was capitalized as part of the cost of an asset as of March 31, 2012 or December 31, 2011. As of March 31, 2012, we had $9.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options and restricted stock. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.

Note 4. Rhapsody Joint Venture

RealNetworks initially formed in 2007 a joint venture with MTV Networks, a division of Viacom International Inc. (MTVN), to own and operate a business-to-consumer digital audio music service known as Rhapsody. Prior to March 31, 2010, we held a 51% interest in Rhapsody and MTVN owned the remaining 49%. On March 31, 2010, restructuring transactions involving Rhapsody were completed, and as a result, effective March 31, 2010 RealNetworks owned approximately 47% of Rhapsody. Subsequent to the restructuring transaction, the operating results of Rhapsody have been accounted for under the equity method of accounting for investments, and our proportionate share of the income or loss is recognized as a component of “Other income (expenses), net” in the statements of operations. As of March 31, 2012 we owned approximately 45% of Rhapsody. RealNetworks continues to provide certain operational transition services to Rhapsody. These transition services are expected to be completed during 2012.

We recorded our share of losses in the operations of Rhapsody of $0.4 million and $3.3 million for the quarters ended March 31, 2012 and 2011, respectively. The carrying value of our Rhapsody investment was $7.2 million as of March 31, 2012.

Summarized financial information for Rhapsody, which represents 100% of their financial information (in thousands):

	Quarters Ended March 31,
	2012	2011
Statements of Operations Data:
Net revenue	$35,170	$32,487
Gross profit	9,612	9,445
Net loss	(1,070)	(6,981)

Note 5. Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis, including cash equivalents, short-term investments, and equity investments of publicly traded companies. The fair value of these financial assets was determined based on three levels of inputs:

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

•	Level 3: Unobservable inputs that reflect our own assumptions

Items Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets that have been measured at fair value on a recurring basis as of March 31, 2012, and December 31, 2011, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands).

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$11,347	$11,347	$0	$0
Corporate notes and bonds	18,550	18,550	0	0
Short-term investments:
Corporate notes and bonds	46,524	46,524	0	0
U.S. government agency securities	37,157	37,157	0	0
Restricted cash equivalents and investments	10,173	10,173	0	0
Equity investments:
Publicly traded investments	45,630	45,630	0	0

Total	$169,381	$169,381	$0	$0

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$6,544	$6,544	$0	$0
Corporate notes and bonds	20,697	20,697	0	0
Short-term investments:
Corporate notes and bonds	39,254	39,254	0	0
U.S. government agency securities	39,485	39,485	0	0
Restricted cash equivalents and investments	10,168	10,168	0	0
Equity investments:
Publicly traded investments	37,204	37,204	0	0

Total	$153,352	$153,352	$0	$0

Investments in marketable securities classified as short-term investments and equity investments of public companies are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

Our equity investments in publicly traded companies consisted of J-Stream Inc., a Japanese media services company, and LoEn Entertainment, Inc., a Korean digital music distribution company. These equity investments are accounted for as available for sale. The aggregate cost basis of these securities totaled $10.8 million as of March 31, 2012.

Items Measured at Fair Value on a Non-recurring Basis

Certain of our assets and liabilities are measured at estimated fair value on a non-recurring basis. These instruments are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the quarters ended March 31, 2012 and 2011, we did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 6. Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments

Cash and cash equivalents, short-term investments, and restricted cash equivalents and investments as of March 31, 2012, consisted of the following (in thousands):

	Amortized Cost	Estimated Fair Value
Cash and cash equivalents:
Cash	$53,435	$53,435
Money market mutual funds	11,347	11,347
Corporate notes and bonds	18,550	18,550

Total cash and cash equivalents	83,332	83,332

Short-term investments:
Corporate notes and bonds	46,484	46,524
U.S. government agency securities	37,111	37,157

Total short-term investments	83,595	83,681

Total cash, cash equivalents and short-term investments	$166,927	$167,013

Restricted cash equivalents and investments	$10,173	$10,173

Cash and cash equivalents, short-term investments, and restricted cash equivalents and investments as of December 31, 2011 consisted of the following (in thousands):

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

As of March 31, 2012, and December 31, 2011, restricted cash equivalents and investments represented cash equivalents and short-term investments pledged as collateral against a letter of credit in connection with lease agreements.

Realized gains or losses on sales of available-for-sale securities for the quarters ended March 31, 2012 and 2011, were not significant.

Gross unrealized gains and gross unrealized losses on short-term investment securities as of March 31, 2012 and December 31, 2011 were not significant.

Investments with remaining contractual maturities of five years or less are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The contractual maturities of short-term investments as of March 31, 2012, were as follows (in thousands):

Estimated Fair Value
Within one year	$53,521
Between one year and five years	30,160

Total short-term investments	$83,681

Note 7. Allowance for Doubtful Accounts Receivable and Sales Returns

Activity in the allowance for doubtful accounts receivable and sales returns is as follows (in thousands):

	Allowance For
	Doubtful Accounts Receivable	Sales Returns
Balances, December 31, 2011	$1,445	$668
Addition (reduction) to allowance	(283)	347
Amounts written off	(1)	(136)
Foreign currency translation	26	(0)

Balances, March 31, 2012	$1,187	$879

No customers accounted for 10% or more of trade accounts receivable as of March 31, 2012. As of December 31, 2011, one customer accounted for 17% of trade accounts receivable. No one customer accounted for more than 10% of total revenue during the quarters ended March 31, 2012 and 2011.

Note 8. Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net
Customer relationships	$30,018	$25,793	$4,225
Developed technology	29,083	27,230	1,853
Patents, trademarks and tradenames	5,287	5,266	21
Service contracts and other	6,197	6,119	78

Total other intangible assets, March 31, 2012	$70,585	$64,408	$6,177

Total other intangible assets, December 31, 2011	$69,631	$62,462	$7,169

Note 9. Goodwill

Changes in goodwill were as follows (in thousands):

Balance, December 31, 2011	$6,198
Effects of foreign currency translation	99

Balance, March 31, 2012	$6,297

Goodwill is assigned to the Company’s segments as follows (in thousands):

March 31, 2012
Core products	$778
Emerging products	580
Games	4,939

Total goodwill	$6,297

Note 10. Accrued and Other Liabilities

Accrued and other liabilities consisted of (in thousands):

	March 31, 2012	December 31, 2011
Royalties and other fulfillment costs	$25,716	$26,651
Employee compensation, commissions and benefits	11,057	12,698
Sales, VAT and other taxes payable	10,847	11,389
Deferred tax liabilities—current	237	232
Other	10,926	8,224

Total accrued and other liabilities	$58,783	$59,194

Note 11. Loss on Excess Office Facilities

RealNetworks completed a business and operational reorganization which led to the reduction in use of office space in the corporate headquarters in Seattle, Washington and one other location. As a result, in 2010 losses were recognized representing rent and contractual operating expenses over the remaining life of the leases, and related write-downs of leasehold improvements to their estimated fair value. The Company regularly evaluates the market for office space. If the market for such space changes further in future periods, the Company may have to revise its estimates which may result in future gains or losses on excess office facilities.

Changes to the accrued loss on excess office facilities were as follows (in thousands):

Accrued loss December 31, 2011	$2,747
Less amounts paid, net of sublease income	(399)
Sublease income estimate revision	0

Accrued loss March 31, 2012	2,348
Less current portion	(505)

Accrued loss, non-current portion	$1,843

Note 12. Income Taxes

As of March 31, 2012, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2011 10-K. We currently anticipate the closure of foreign and domestic income tax examinations in the next twelve months that may decrease our total unrecognized tax benefits by an amount up to $13.7 million as a result of the successful defense of our positions, the settlement and payment of a liability, or a combination thereof. Additionally, we anticipate that our total unrecognized tax benefits may increase by an amount up to $2.8 million as a result of a potential transfer pricing change.

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

Note 13. Earnings Per Share

Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Basic and diluted EPS were calculated as follows (in thousands):

	Quarters Ended March 31,
	2012	2011
Net income (loss) available to common shareholders	$(17,015)	$(12,305)

Weighted average common shares outstanding used to compute basic EPS	34,488	34,066
Dilutive effect of stock based awards	0	0

Weighted average common shares outstanding used to compute diluted EPS	34,488	34,066

Basic EPS	$(0.49)	$(0.36)
Diluted EPS	$(0.49)	$(0.36)

During the quarters ended March 31, 2012 and 2011, 5.9 million and 4.0 million shares of common stock, respectively, of potentially issuable from stock options were excluded from the calculation of diluted EPS because of their antidilutive effect.

Note 14. Commitments and Contingencies

Litigation. On November 1, 2011, a lawsuit was filed by Callertone Innovations, LLC (“Callertone”) against MetroPCS Wireless, Inc. and MetroPCS Communications, Inc., (collectively, “MetroPCS”) in the U.S. District Court for the District of Delaware alleging that MetroPCS infringes Callertone’s patents by providing ringback tone services. We agreed to indemnify MetroPCS against the claims based on an indemnity that is claimed to be owed by us. The complaint was served on MetroPCS on January 14, 2012, and we filed our answer on April 9, 2012. We dispute the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against MetroPCS. We are unable to provide meaningful quantification of how the final resolution of this litigation may impact our future consolidated financial statements.

On October 28, 2011, a lawsuit was filed by Callertone Innovations, LLC (“Callertone”) against T-Mobile USA, Inc. (“T-Mobile”) in the U.S. District Court for the District of Delaware alleging that T-Mobile infringes Callertone’s patents by providing ringback tone services. We agreed to indemnify T-Mobile against the claims based on an indemnity that is claimed to be owed by us. The complaint was served on T-Mobile on January 16, 2012, and we filed our answer on April 9, 2012. We dispute the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against T-Mobile. We are unable to provide meaningful quantification of how the final resolution of this litigation may impact our future consolidated financial statements.

In July 2010, the Washington State Office of the Attorney General (Washington AG) sent a letter referencing complaints from consumers relating to RealNetworks’ various consumer products since 2005. The letter advised us that we may be violating Washington State’s consumer protection laws, and invited us to consider changing certain of our consumer practices. We subsequently met with representatives of the Washington AG to review and discuss the complaints and, although we did not believe that our practices violated the law, we voluntarily made changes to certain of our online order paths through which consumers purchase our subscription products in order to address certain of the Washington AG’s concerns.

Notwithstanding the foregoing, in March and September 2011, the Consumer Protection Division of the Washington AG issued civil investigative demands to us requesting information and documents relating to certain of our consumer marketing practices during the period from 2005 to 2011. We are cooperating and are in discussions with the Washington AG regarding the investigation, and have been responding to the Washington AG’s requests. The Washington AG has not initiated any enforcement action against us. We do not believe we have violated any laws, but the final outcome of the investigation remains uncertain. In light of the status of the investigation, we accrued $2.4 million for potential amounts associated with the investigation in the quarter ended March 31, 2012, but the investigation could ultimately result in additional expenses, monetary damages, penalties or injunctive relief against us that could have a material adverse impact on our future consolidated financial statements.

On April 25, 2007, a lawsuit was filed by Greenville Communications, LLC in Greenville, Mississippi against a number of cell phone carriers, including our partners T-Mobile USA, Inc. and Alltel Corporation, alleging that they infringe its patents by providing ringback tone services. We agreed to indemnify T-Mobile and Alltel against the claims based on an indemnity that is claimed to be owed by us. On August 27, 2007, our motion to transfer this matter to the U.S. District Court for the District of New Jersey was granted. The parties briefed claim construction, but the case was subsequently stayed pending reexamination of the patents at issue. On December 10, 2009, the U.S. Patent and Trademark Office issued notice of its intent to issue reexamination certificates for the patents in suit. The District Court lifted the stay on the litigation on January 29, 2010 and discovery has resumed. On September 28, 2011, the District Court held a claims construction hearing but has not yet issued a ruling. We dispute the plaintiff’s allegations regarding both the validity of its patents and its claims of infringement against our partners. We are unable to quantify in a meaningful way the potential impact of the final resolution of this litigation on our future consolidated financial statements.

From time to time we are, and expect to continue to be, subject to legal proceedings, governmental investigations and claims in the ordinary course of business, including employment claims, contract-related claims, and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force us to spend significant financial and managerial resources. We are not aware of any other legal proceedings or claims that we believe will have, individually or taken together, a material adverse effect on our business, prospects, financial condition or results of operations. However, we may incur substantial expenses in defending against third-party claims. In addition, given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. In the event of a determination adverse to us, we may incur substantial monetary liability, and/or be required to change our business practices. Either of these could have a material adverse effect on our consolidated financial statements.

Note 15. Segment Information

We have three reporting segments: (1) Core Products, which includes financial results from existing and future software as a service offerings of ringback tones, music on demand, video on demand, storefront services and inter-carrier messaging; systems integration and professional services; Helix software and licenses for handsets; SuperPass; and the Company’s international radio subscriptions; (2) Emerging Products, which includes financial results from RealPlayer, including distribution of third-party products, advertising and other revenue, and new products and services that will be introduced over time for consumers or enterprise customers; and (3) Games, which includes all games-related financial results, including game sales, subscriptions services, syndication services, advertising-supported games, and mobile and social games.

Corporate overhead expenses, including but not limited to finance, legal, stock compensation and headquarters facilities are reported in the aggregate as “Corporate” expenses and are not reflected in segment results for the business segments described in the preceding paragraph. Corporate amounts in 2012 include expenses related to sale of patent and other technology assets. Only direct business segment expenses, such as research and development, marketing and certain other business shared services are reflected in the associated business segment results.

RealNetworks reports three reporting segments based on factors such as how the we manage our operations and how our Chief Operating Decision Maker reviews results. Our Chief Operating Decision Maker is considered to be the CEO Staff (CEOS), which includes the Chief Executive Officer, Chief Financial Officer, Executive Vice President and certain Senior Vice Presidents. The CEOS reviews financial information presented on both a consolidated basis and on a business segment basis, accompanied by certain disaggregated information about products and services, geographical regions and corporate expenses for purposes of making decisions and assessing financial performance. The accounting policies used to derive segment results are generally the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies.

Segment results for the quarters ended March 31, 2012 and 2011 were as follows (in thousands):

Core Products

	Quarters Ended March 31,
	2012	2011
Revenue	$37,697	$48,107
Cost of revenue	17,828	20,984

Gross profit	19,869	27,123
Operating expenses	18,068	19,386

Operating income (loss)	$1,801	$7,737

Emerging Products

	Quarters Ended March 31,
	2012	2011
Revenue	$10,159	$11,135
Cost of revenue	2,105	1,540

Gross profit	8,054	9,595
Operating expenses	7,546	9,891

Operating income (loss)	$508	$(296)

Games

	Quarters Ended March 31,
	2012	2011
Revenue	$19,108	$28,059
Cost of revenue	6,661	8,534

Gross profit	12,447	19,525
Operating expenses	13,430	16,814

Operating income (loss)	$(983)	$2,711

Corporate

	Quarters Ended March 31,
	2012	2011
Cost of revenue	833	1,008
Sale of patents and other technology assets, net of costs	1,580	0
Operating expenses	17,455	14,810

Operating income (loss)	$(19,868)	$(15,818)

Our customers consist primarily of consumers and corporations located in the U.S., Europe and various foreign countries. Revenue by geographic region is as follows (in thousands):

	Quarters Ended March 31,
	2012	2011
United States	$31,814	$44,469
Europe	16,212	18,960
Rest of the world	18,938	23,872

Total net revenue	$66,964	$87,301

Long-lived assets, consisting of equipment, software, leasehold improvements, other intangible assets, and goodwill by geographic region are as follows (in thousands):

	March 31, 2012	December 31, 2011
United States	$37,989	$38,543
Republic of Korea	3,665	4,063
Europe	2,827	2,949
Rest of the world	6,718	5,286

Total long-lived assets	$51,199	$50,841

Net assets by geographic location are as follows (in thousands):

	March 31, 2012	December 31, 2011
United States	$225,196	$225,271
Republic of Korea	1,032	1,903
Europe	26,642	30,130
Rest of the world	12,504	13,983

Total net assets	$265,374	$271,287

Note 16. Related Party Transactions

Transactions with Rhapsody. See Note 4 Rhapsody Joint Venture for details on the 2010 restructuring transaction involving Rhapsody. Subsequent to the restructuring transaction, we are obligated to provide Rhapsody with certain support services unless earlier terminated by Rhapsody. These support services are expected to be completed during 2012. The support services include information technology and limited operational support provided directly to Rhapsody. The amount of these and other support service costs were based on various measures depending on the service provided, including vendor fees, an allocation of fixed costs and time employees spend on providing services to Rhapsody. RealNetworks allocates the cost of providing these support services and records such allocation as a reduction to the related expense in the period for which it was incurred. During the quarters ended March 31, 2012 and 2011, we charged Rhapsody $0.3 million and $0.9 million, respectively, for the support services.

Transactions with LoEn Entertainment, Inc. In 2008, RealNetworks acquired approximately 11% of the outstanding shares of LoEn Entertainment, Inc. (LoEn). The Company paid market price for the common shares of LoEn, which are traded on the Korean Securities Dealers Automated Quotations. The Company’s investment in LoEn is treated as an equity investment of a public company and is marked-to-market each period with resulting gains or losses recognized in accumulated other comprehensive loss as unrealized holding gains/losses on investment. During the quarters ended March 31, 2012 and 2011, we recorded revenue from LoEn of approximately $3.9 million and $4.1 million, respectively. This revenue consisted primarily of sales of application service provider services, which include sales of ringback tones, music-on-demand, video-on-demand, and inter-carrier messaging services. Associated with these transactions, the Company also recorded accounts receivable of approximately $1.5 million as of March 31, 2012. Accounts payable and cost of revenue balances associated with LoEn as of and for the quarters ended March 31, 2012 and 2011 were nominal.

Note 17. Subsequent Event

On April 5, 2012, RealNetworks completed the sale of certain patents, patent applications and related rights held by us, and certain of our assets relating to our next generation video codec technologies to Intel Corporation pursuant to the Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of January 26, 2012, between the Company and Intel. In accordance with the Asset Purchase Agreement, Intel acquired the assets for a cash purchase price of $120.0 million. In addition, pursuant to the license agreement, dated as of January 26, 2012 (the “License Agreement”), between Intel and the Company, as of April 5, 2012, Intel granted us a non-exclusive, royalty-free, fully paid up, irrevocable (except as set forth in the License Agreement) and worldwide license (without the right to grant sublicenses) to use the patent assets we sold to Intel in connection with our businesses.

Because the transaction closed subsequent to the end of our first quarter of 2012, the gain on the transaction will first be reflected in our financial statements for the quarter ending June 30, 2012. The $120.0 million of cash we received will be presented as a gain on our income statement, net of certain direct costs incurred, in the quarter ending June 30, 2012. We currently estimate that the total of these direct costs will be approximately $3.5 million. Of the $3.5 million of estimated total direct costs, $1.6 million was incurred and is reported in our Statement of Operations and Comprehensive Income (Loss) for the quarter ended March 31, 2012.

The Asset Purchase Agreement provides that we have specified obligations to indemnify Intel for breaches of representations and warranties we made, and covenants we agreed to, in the Asset Purchase Agreement and for certain potential future intellectual property infringement claims brought by a third party against Intel. The amount of any potential liabilities related to our indemnification obligations will not be determined until a claim has been made, but the Asset Purchase Agreement provides that we will indemnify Intel up to the amount of the purchase price we received in the sale.

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

•	the effects of our past acquisitions and expectations for future acquisitions and divestitures;

•	the effect on our businesses of the sale of certain patent assets and next generation codec assets to Intel Corporation;

•	plans, strategies and expected opportunities for future growth, increased profitability and innovation;

•	the prospects for creation and growth of strategic partnerships and the resulting financial benefits from such partnerships;

•	the expected financial position, performance, growth and profitability of, and investment in, our businesses and the availability of resources;

•

our involvement in potential claims, legal proceedings and government investigations, the expected course and costs of existing claims, legal proceedings and government investigations, and the potential outcomes and effects of both existing and potential claims, legal proceedings and governmental investigations on our business, prospects, financial condition or results of operations;

•	the expected benefits and other consequences from the 2010 restructuring of Rhapsody and from our other strategic initiatives;

•	our expected introduction of new and enhanced products, services and technologies across our businesses;

•	the effects of legislation, regulations, administrative proceedings, court rulings, settlement negotiations and other factors that may impact our businesses;

•	the continuation and expected nature of certain customer relationships;

•	impacts of competition and certain customer relationships on the future financial performance and growth of our businesses;

•	the effects of U.S. and foreign income and other taxes on our business, prospects, financial condition or results of operations; and

•	the effect of economic and market conditions on our business, prospects, financial condition or results of operations.

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

Overview

We manage our business and report revenue and profit (loss) in three segments: (1) Core Products, (2) Emerging Products and (3) Games. Within Core Products, our revenue is derived primarily from the sale of our software as a service (SaaS) offerings, and within Emerging Products, our revenue is derived primarily from the sale of our RealPlayer media player software and from the associated distribution of third-party products. We report common corporate overhead expenses, including finance, legal, headquarters facilities and stock compensation costs, in the aggregate as Corporate results. Our most significant expenses relate to cost of revenue, compensating employees, and selling and marketing our products and services.

In the first quarter of 2012, our operating results continued to reflect revenue declines in our Core Products and Games segments. Our total revenue decline of $20.3 million for the quarter ended March 31, 2012, compared with the same period in 2011, was nearly all comprised of a decline of $10.4 million in our Core Products segment and a decline of $9.0 million in our Games segment.

Our SaaS business within Core Products continues to experience competitive pricing pressure from carriers and the proliferation of smartphone applications and services, which do not depend on our carrier customers for distribution to consumers. In addition, pricing for our intercarrier messaging services is changing to fixed-price structures, which do not reflect volume increases. In our Games segment, consumer’s game play is shifting from downloadable PCs games and online game subscriptions, where we currently generate the large majority of overall Games revenues, to social networks and mobile devices. Since 2011, we have been focusing on developing social games and monetizing social game play experiences. However, the revenue we currently generate from social games is not a significant portion of our Games revenue.

On April 5, 2012, we completed the sale of certain patents, patent applications and related rights and assets relating to our Next Generation Video codec technologies pursuant to the Asset Purchase Agreement between the Company and Intel Corporation dated January 26, 2012. We received gross cash consideration of $120.0 million from the sale, and we intend to invest the proceeds in our businesses.

Condensed consolidated results of operations for the quarters ended March 31, 2012 and 2011 are as follows (dollars in thousands):

	Quarters Ended March 31,
	2012	2011	$ Change	% Change
Total revenue	$66,964	$87,301	$(20,337)	(23)%
Cost of revenue	27,427	32,066	(4,639)	(14)

Gross profit	39,537	55,235	(15,698)	(28)
Gross margin	59%	63%
Sale of patents and other technology assets, net of costs	1,580	—	1,580	—
Operating expenses	56,499	60,901	(4,402)	(7)

Operating income (loss)	$(18,542)	$(5,666)	$(12,876)	(227)%

In the quarter ended March 31, 2012, our total consolidated revenue declined by $20.3 million, compared with the year-earlier period. The reduction in revenue resulted from a decline of $10.4 million in our Core Products segment and a decline of $9.0 million in our Games segment, due to the factors described above.

Gross margin declined to 59% from 63% for the year earlier period primarily due to certain costs of revenue that do not decrease in direct proportion to decreases in revenue.

Costs for the sale of patents and other technology assets of $1.6 million related to certain direct expenses incurred in the first quarter of 2012 for the sale transaction with Intel Corporation.

Operating expenses improved by $4.4 million in the quarter ended March 31, 2012, compared with the prior year due primarily to a decline in restructuring costs totaling $5.3 million and reduced personnel and related costs of $5.2 million. These decreases were offset in part by an expense accrual of $2.4 million in the quarter ended March 31, 2012 for potential amounts associated with the pending investigation by the Washington State Attorney General’s office. In addition, the first quarter of 2011 included a benefit of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expense.

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

Core Products segment results of operations for the quarters ended March 31, 2012 and 2011 are as follows (dollars in thousands):

	Quarters Ended March 31,
	2012	2011	$ Change	% Change
Revenue	$37,697	$48,107	$(10,410)	(22)%
Cost of revenue	17,828	20,984	(3,156)	(15)

Gross profit	19,869	27,123	(7,254)	(27)
Gross margin	53%	56%
Operating expenses	18,068	19,386	(1,318)	(7)

Operating income (loss)	$1,801	$7,737	$(5,936)	(77)%

Total Core Products revenue decreased by $10.4 million in the quarter ended March 31, 2012, compared with the year-earlier period, primarily due to reduced revenue from our SaaS offerings of $7.1 million. The decline in SaaS revenue was due primarily to a $4.7 million decline in our ringback tone and ring tone revenues primarily due to a decline in subscribers and to lower intercarrier messaging contract prices that contributed $1.8 million to the decline. Revenue from systems integration, a business we have de-emphasized since 2008, decreased by $1.4 million and revenue from our SuperPass product decreased $1.3 million due to a decline in subscribers.

Cost of revenue decreased $3.2 million in the quarter ended March 31, 2012, compared with the year-earlier period. During the quarter, costs related to our SaaS offerings decreased by $1.3 million and costs related to sales of systems integrations decreased by $1.2 million.

Operating expenses declined by $1.3 million for the quarter ended March 31, 2012, compared with the year-earlier period, primarily due to reductions in personnel and related costs that resulted from our restructuring efforts.

Emerging Products

The Emerging Products segment primarily generates revenue and incurs costs from sales of RealPlayer and its related products, such as the distribution of third-party software products, advertising on RealPlayer websites, and sales of RealPlayerPlus software licenses to consumers. Also included within the Emerging Products segment is the cost to build and develop new product offerings for consumers and business customers.

Emerging Products segment results of operations for the quarters ended March 31, 2012 and 2011 are as follows (dollars in thousands):

	Quarters Ended March 31,
	2012	2011	$ Change	% Change
Revenue	$10,159	$11,135	$(976)	(9)%
Cost of revenue	2,105	1,540	565	37

Gross profit	8,054	9,595	(1,541)	(16)
Gross margin	79%	86%
Operating expenses	7,546	9,891	(2,345)	(24)

Operating income (loss)	$508	$(296)	$804	272%

Total Emerging Products revenue decreased by $1.0 million in the quarter ended March, 31, 2012, compared with the year-earlier period, due primarily to lower revenue from the distribution of third-party software.

Cost of revenue increased for the quarter ended March 31, 2012, mainly due to increased costs on certain products.

Operating expenses decreased by $2.3 million in the quarter ended March 31, 2012, compared with the year-earlier period primarily due to reductions in personnel and related costs that resulted from our restructuring efforts.

Games

The Games segment primarily generates revenue and incurs costs from the creation, distribution and sales of games licenses, online games subscription services, advertising on game sites and social network sites, games syndication services, and microtransactions from online and social games, and sales of mobile games.

Games segment results of operations for the quarters ended March 31, 2012 and 2011 are as follows (dollars in thousands):

	Quarters Ended March 31,
	2012	2011	$ Change	% Change
Revenue	$19,108	$28,059	$(8,951)	(32)%
Cost of revenue	6,661	8,534	(1,873)	(22)

Gross profit	12,447	19,525	(7,078)	(36)
Gross margin	65%	70%
Operating expenses	13,430	16,814	(3,384)	(20)

Operating income (loss)	$(983)	$2,711	$(3,694)	(136)%

Total Games revenue decreased by $9.0 million in the quarter ended March 31, 2012, compared with the year-earlier period. Lower revenue from license sales and our subscription products contributed approximately $4.2 million and $3.1 million, respectively, to the decline during the period. The decrease in license revenue is a result of a decrease in the number of games sold through our games syndication services, as well as lower sales of mobile games sold through our wholesale channels. Lower subscription revenue is a result of fewer subscribers compared with the year-earlier period.

Cost of revenue decreased by $1.9 million in the quarter ended March 31, 2012, compared with the year-earlier period. The decrease was due to the decrease in partner royalties expense, which has a direct correlation with the decrease in Games revenue. Gross margins decreased for the quarter ended March 31, 2012, due to lower advertising revenue, a higher margin product, as well as increased costs associated with providing our games.

Operating expenses declined by $3.4 million in the quarter ended March 31, 2012, respectively, compared with the year-earlier period. The decrease was primarily due to reductions in marketing expenses, as well as personnel and related costs, of approximately $2.0 million and $0.7 million in the quarter ended March 31, 2012, respectively.

Corporate

Certain corporate-level activity is not allocated to our segments, including costs of: human resources, legal, finance, information technology, procurement activities, litigation, corporate headquarters, legal settlements and contingencies, stock compensation, losses on excess office facilities and employee severance costs.

Corporate segment results of operations for the quarters ended March 31, 2012 and 2011 are as follows (dollars in thousands):

	Quarters Ended March 31,
	2012	2011	$ Change	% Change
Cost of revenue	$833	$1,008	$(175)	(17)%
Sale of patents and other technology assets, net of costs	1,580	0	1,580	100
Operating expenses	17,455	14,810	2,645	18

Operating income (loss)	$(19,868)	$(15,818)	$(4,050)	(26)%

The costs of $1.6 million related to the sale of patents and other technology assets were for certain direct expenses incurred in the first quarter of 2012 for the asset sale transaction with Intel.

Operating expenses increased by $2.6 million in the quarter ended March 31, 2012, compared with the year-earlier period. The increase compared with the prior period was primarily due to the impact of a benefit of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expense in the first quarter of 2011, and an expense accrual of $2.4 million in the quarter ended March 31, 2012 for potential amounts associated with the pending investigation by the Washington State Attorney General’s office. These increases were partially offset by lower restructuring charges of $5.3 million.

Consolidated Operating Expenses

Consolidated operating expenses consist primarily of salaries and related personnel costs including stock based compensation, consulting fees associated with product development, sales commissions, amortization of certain intangible assets capitalized in our acquisitions, professional service fees, advertising costs, restructuring and related charges, and losses on excess office facilities. Operating expenses for the quarters ended March 31, 2012 and 2011 are as follows (dollars in thousands):

	Quarters Ended March 31,
	2012	2011	$ Change	% Change
Research and development	$17,818	$19,895	$(2,077)	(10)%
Sales and marketing	23,796	28,480	(4,684)	(16)
General and administrative	13,276	5,622	7,654	136
Restructuring and other charges	1,609	6,904	(5,295)	(77)

Total consolidated operating expenses	$56,499	$60,901	$(4,402)	(7)%

Research and development expenses decreased by $2.1 million in the quarter ended March 31, 2012, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of approximately $1.4 million resulting from our restructuring activities.

Sales and marketing expenses decreased by $4.7 million in the quarter ended March 31, 2012, compared with the year-earlier period. The decline was primarily due to a decrease in personnel and related costs of approximately $2.8 million resulting from our restructuring activities and to lower expenses for marketing and related activities of $1.4 million.

General and administrative expenses increased by $7.7 million in the quarter ended March 31, 2012, compared with the year-earlier period. This increase was primarily due to the impact of a benefit of $6.4 million related to an insurance reimbursement for previously settled litigation that reduced expense in the first quarter of 2011 and an expense accrual of $2.4 million in the quarter ended March 31, 2012 for potential amounts associated with the pending investigation by the Washington State Attorney General’s office.

Restructuring and other charges consist of costs associated with the realignment and reorganization of our business operations and primarily include separation costs for employees, including severance and other benefits.

Other Income (Expenses)

Other income (expenses), net for the quarters ended March 31, 2012 and 2011 are as follows (dollars in thousands):

	Quarters Ended March 31,
	2012	2011	$ Change	% Change
Interest income, net	$644	$379	$265	70%
Equity in net loss of Rhapsody and other equity method investments	(368)	(3,281)	2,913	89
Other income (expense), net	1,475	(122)	1,597	1,309

Total other income (expense), net	$1,751	$(3,024)	$4,775	158%

The increase in Other income (expense), net, of $1.6 million was primarily due to a non-cash gain in the quarter ended March 31, 2012, due to the release of a $1.6 million cumulative foreign exchange translation gain out of accumulated other comprehensive income on the balance sheet related to the liquidation of an investment in one of our foreign entities.

Income Taxes

During the quarters ended March 31, 2012 and 2011, we recognized income tax expense of $0.2 million and $3.6 million, respectively, related to U.S. and foreign income taxes. The decrease in income tax expense and the change in income tax expense as a percentage of pre-tax loss during the quarter ended March 31, 2012, was largely the result of an increase in unrecognized tax benefits in the prior year period and a change in our jurisdictional income mix.

The sale of patents and other technology assets to Intel Corporation, which was completed on April 5, 2012 and is described in more detail in Note 17, Subsequent Event, will be recorded as a gain, before certain direct costs, of $120.0 million in the quarter ending June 30, 2012. For tax reporting purposes, this transaction is being considered a discrete item for the quarter ended June 30,

2012 and we currently expect that it will result in incremental tax expense of approximately $24 million for the quarter ended June 30, 2012. Because of our U.S. net operating loss carryforwards and capital loss carryforwards, we do not expect to incur any significant cash tax costs related to this transaction.

As of March 31, 2012, there have been no material changes to RealNetworks’ uncertain tax positions disclosures as provided in Note 14 of the 2011 10-K. We currently anticipate the closure of foreign income tax examinations in the next twelve months that may decrease our total unrecognized tax benefits by up to $13.7 million as a result of the successful defense of our positions, the settlement and payment of a liability, or a combination thereof. Additionally, we anticipate that our total unrecognized tax benefits may increase by up to $2.8 million as a result of a potential transfer pricing change.

The majority of our tax expense is due to income in our foreign jurisdictions as we have not benefitted from the losses in the U.S in the first quarter of 2012. We generate income in a number of foreign jurisdictions, some of which have higher tax rates and some of which have lower tax rates relative to the U.S. federal statutory rate. Our tax expense could fluctuate significantly on a quarterly basis to the extent income is lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. For the quarter ended March 31, 2012, decreases in tax expense from income generated in foreign jurisdictions with lower tax rates in comparison to the U.S. federal statutory rate was offset by increases in tax expense from income generated in foreign jurisdictions having comparable, or higher tax rates in comparison to the U.S. federal statutory rate. As such, the effect of differences in foreign tax rates on the Company’s tax expense for the first quarter of 2012 is minimal.

As of March 31, 2012, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

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

Geographic Revenue

Revenue by geographic region is as follows (dollars in thousands):

	Quarters Ended March 31,
	2012	2011	$ Change	% Change
United States	$31,814	$44,469	$(12,655)	(28)%
Europe	16,212	18,960	(2,748)	(14)
Rest of world	18,938	23,872	(4,934)	(21)

Total net revenue	$66,964	$87,301	$(20,337)	(23)%

Revenue in the United States declined by $12.7 million in the quarter ended March 31, 2012, compared with the year-earlier period. The decline was due primarily to reductions in revenue generated from our SaaS offerings of $4.8 million and lower sales of games subscriptions and licenses of approximately $4.5 million.

Revenue in Europe declined by $2.7 million in the quarter ended March 31, 2012, compared with the year-earlier period. The decrease was due to lower licensing, subscription and advertising revenue from our Games segment of $3.4 million, offset by an increase in technology licensing revenue in our Core Products segment of $1.0 million.

Revenue in rest of world decreased by $4.9 million in the quarter ended March 31, 2012, compared with the year-earlier period. The decrease in the quarter ended March 31, 2012 was primarily due to lower revenue from our SaaS services of $2.7 million and decreased systems integration revenue of $1.4 million.

License Fees and Service Revenue

License fees and Service revenue are as follows (dollars in thousands):

	Quarters Ended March 31,
	2012	2011	$ Change	% Change
License	$14,956	$18,414	$(3,458)	(19)%
Service	52,008	68,887	(16,879)	(25)

Total net revenue	$66,964	$87,301	$(20,337)	(23)%

License Fees.

License fees decreased by $3.5 million for the quarter ended March 31, 2012, compared with the year-earlier period. Sales of games during the quarter declined by $4.1 million, offset in part by higher unit sales of RealPlayer Plus of $0.4 million compared with the year-earlier period.

Service Revenue.

Service revenue decreased by $16.9 million in the quarter ended March 31, 2012, compared with the year-earlier period. The decline was primarily due to reduced service revenue from our SaaS offerings of approximately $7.1 million and lower sales of our subscription products of $4.8 million.

Cost of License Fees and Service Revenue

Cost of License fees and Service revenues are as follows (dollars in thousands):

	Quarters Ended March 31,
	2012	2011	$ Change	% Change
License	$3,272	$5,246	$(1,974)	(38)%
Service	24,155	26,820	(2,665)	(10)

Total cost of revenue	$27,427	$32,066	$(4,639)	(14)%

Cost of License Fees.

Cost of license fees decreased by $2.0 million for the quarter ended March 31, 2012, compared with the year-earlier period. The decrease was primarily due to reduced partner royalties expenses in our Games segment, as a result of the decline in Games revenue.

Cost of Service Revenue.

Cost of service revenue decreased by $2.7 million for the quarter ended March 31, 2012, compared with the year-earlier period. The decrease during the period is primarily due to reduced costs associated with our SaaS services of $1.3 million and reduced costs related to systems integrations of $1.2 million.

New Accounting Pronouncements

See “Note 2 Recent Accounting Pronouncements” to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding new accounting pronouncements.

Liquidity and Capital Resources

The following summarizes working capital, cash, cash equivalents, short-term investments, and restricted cash (in thousands):

	March 31, 2012	December 31, 2011
Working capital	$145,002	$160,787
Cash, cash equivalents, and short-term investments	167,013	185,072
Restricted cash equivalents and investments	10,173	10,168

The following summarizes cash flows (in thousands):

	Quarters Ended March 31,
	2012	2011
Cash used in operating activities	$(17,242)	$(5,186)
Cash provided by (used in) investing activities	(7,740)	14,764
Cash provided by (used in) financing activities	675	1,127

Cash used in operating activities consisted of net income (loss) adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, deferred income taxes, and the effect of changes in certain operating assets and liabilities, net of acquisitions.

The higher amount of cash used in operating activities for the quarter ended March 31, 2012 compared to the same period in 2011 was primarily due to changes in the timing of certain payments related to accrued and other liabilities which decreased operating cash flow by $3.2 million for the quarter ended March 31, 2012 and increased operating cash flow by $3.2 million for the quarter ended March 31, 2011, and the higher net loss of $17.0 million for the quarter ended March 31, 2012 compared to the net loss of $12.3 million for the quarter ended March 31, 2011.

In the quarter ended March 31, 2012, cash used in investing activities of $7.7 million was due to purchases, net of sales and maturities, of short-term investments of $4.9 million, and purchases of equipment, software and leasehold improvements of $2.8 million. In the quarter ended March 31, 2011, investing activities provided cash of $14.8 million primarily from the sales and maturities, net of purchases, of short-term investments of $15.9 million.

Financing activities in the quarters ended March 31, 2012 and 2011 provided cash from the proceeds from the exercise of employee stock options.

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

Our principal future cash commitments include office leases. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

On April 5, 2012, we completed the sale of certain patents, patent applications and related rights and assets relating to our Next Generation Video codec technologies pursuant to the Asset Purchase Agreement between the Company and Intel Corporation dated January 26, 2012. We received gross cash consideration of $120.0 million from the sale, and the net cash proceeds were invested in liquid securities in the U.S.

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

We conduct our operations primarily in five functional currencies: the U.S. dollar, the Korean won, the Japanese yen, the British pound and the euro. We currently do not hedge the majority of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except for certain countries where we invoice our customers primarily in the respective foreign currencies. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries.

As of March 31, 2012, approximately $42.6 million of the $167.0 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Additionally, the Company currently has significant net operating losses and other tax attributes that could be used to offset most potential U.S. income tax that could result if these amounts were distributed to the U.S. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the U.S to have a material effect on our overall liquidity, financial condition or results of operations.

As of March 31, 2012, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S, in the future in the form of dividends or otherwise, we could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be repatriated, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Off-Balance Sheet Arrangements

Our only significant off-balance sheet arrangements relate to operating lease obligations for office facility leases.

Critical Accounting Policies and Estimates

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

As of March 31, 2012, approximately $42.6 million of the $167.0 million of cash, cash equivalents, and short-term investments was held by our foreign subsidiaries.

As of March 31, 2012, we have not provided for U.S. federal and state income taxes on certain undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. It is not practicable to determine the U.S. federal income tax liability or benefit on such earnings due to the timing of such future distributions, the availability of foreign tax credits, and the complexity of the computation if such earnings were not deemed to be permanently reinvested. If future events, including material changes in estimates of cash, working capital, and long-term investment requirements necessitate that these earnings be distributed, an additional provision for U.S. income and foreign withholding taxes, net of foreign tax credits, may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk involves forward-looking statements. All statements that do not relate to matters of historical fact should be considered forward-looking statements. Actual results could differ materially from those projected in any forward-looking statements.

Interest Rate Risk. Our exposure to interest rate risk from changes in market interest rates relates primarily to our short-term investment portfolio. We do not hold derivative financial instruments or equity investments in our short-term investment portfolio. Our short-term investments consist of investment grade debt securities as specified in our investment policy. Investments in both fixed and floating rate instruments carry a degree of interest rate risk. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Additionally, a declining rate environment creates reinvestment risk because as securities mature the proceeds are reinvested at a lower rate, generating less interest income. See Note 6 “Cash, Cash Equivalents, Short-Term Investments, Restricted Cash Equivalents and Investments” for additional information. Due in part to these factors, our future interest income may be adversely impacted due to changes in interest rates. In addition, we may incur losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Because we have historically had the ability to hold our short-term investments until maturity, we would not expect our operating results or cash flows to be significantly impacted by a sudden change in market interest rates. There have been no material changes in our investment methodology regarding our cash equivalents and short-term investments during the quarter ended March 31, 2012. Based on our cash, cash equivalents, short-term investments, and restricted cash equivalents as of March 31, 2012, a hypothetical 10% increase/decrease in interest rates would not increase/decrease our annual interest income or cash flows by more than a nominal amount.

Investment Risk. As of March 31, 2012, we had investments in voting capital stock of both publicly traded and privately-held technology companies for business and strategic purposes. Our investments in publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. We periodically evaluate whether any declines in fair value of our investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. We consider additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, we consider similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter ended March 31, 2012, we determined that no additional other-than-temporary decline in fair value had occurred and therefore no impairment charges were recorded.

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

We have cash balances denominated in foreign currencies which are subject to foreign currency fluctuation risk. The majority of our foreign currency denominated cash is held in Korean won and euros. A hypothetical 10% increase or decrease in the Korean won and euro relative to the U.S. dollar as of March 31, 2012 would not result in more than a nominal amount of unrealized gain or loss.

Foreign currency transaction gains and losses were not material for the quarters ended March 31, 2012 or 2011.

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

(b) Changes in Internal Controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14, Commitments and Contingencies to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information regarding legal proceedings.

Item 1A.	Risk Factors

You should carefully consider the risks described below together with all of the other information included in this 10-Q. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.

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

The trading price for our common stock has been volatile, ranging from $6.81 to $15.08 per share during the 52-week period ended March 31, 2012. As a result of the rapidly changing markets in which we compete, our operating results may fluctuate from period-to-period, which may continue to contribute to the volatility of our stock price. In past periods, our operating results have been affected by personnel reductions and related charges, charges relating to losses on excess office facilities, restructuring charges and impairment charges for certain of our equity investments, goodwill and other long-lived assets. Our operating results may be adversely affected by similar or other charges or events in future periods, including, but not limited to:

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

As a consumer-facing business, we receive complaints from our customers regarding our consumer marketing efforts and our customer service practices. Some of these customers may also complain to government agencies, and from time to time, those agencies have made inquiries to us about these practices. In March and September 2011, the Consumer Protection Division of the Washington State Office of the Attorney General (Washington AG) issued civil investigative demands to us requesting information and documents relating to certain of our consumer marketing practices during the period from 2005 to 2011. We are cooperating and are in discussions with the Washington AG regarding the investigation, and have been responding to the Washington AG’s requests. The Washington AG has not initiated any enforcement action against us. We believe our practices have been consistent with industry standards and have not violated any laws, but the final outcome of the investigation remains uncertain. In light of the status of the investigation, we accrued $2.4 million for potential amounts associated with the investigation in the quarter ended March 31, 2012, but the investigation could ultimately result in additional expenses, monetary damages, penalties or injunctive relief against us that could have a material adverse impact on our future consolidated financial statements.

Uncertainty and adverse conditions in the economy could have a material adverse impact on our business, financial condition and results of operations.

Weaknesses in the national and global economy has resulted in recent years in a decline in overall consumer and corporate spending, declines in consumer and corporate access to credit, fluctuations in foreign exchange rates, declines in the value of assets and increased liquidity risks, all of which could materially impact our business, financial condition and results of operations. We provide digital entertainment services to consumers directly and indirectly through our carrier customers. Consumers may consider the purchase of our products and services to be a discretionary expenditure. As a result, consumers considering whether to purchase our products or services may be influenced by macroeconomic factors that affect consumer spending such as unemployment, conditions in the residential real estate and mortgage markets and access to credit when making a determination whether to commence, continue, or stop subscribing to or otherwise purchasing our products and services. In addition, businesses may reduce their advertising spending during adverse macroeconomic conditions, which would negatively impact the revenue we generate through sales of advertising on our websites and other properties. We recorded impairments to our assets in 2008 and 2009 due in part to weakness in the global economy, and if there is a sustained period of significant weakness or uncertainty in the global economy, we may need to record additional impairments to our assets in future periods. If any of these risks are realized, we may experience a material adverse impact on our financial condition and results of operations.

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

Our success depends on the continued employment of certain executive officers and key employees. In January 2010, Rob Glaser, our founder and the only Chief Executive Officer in our history, resigned as Chief Executive Officer, but remained the Chairman of our Board of Directors. In March 2011, Robert Kimball resigned as Chief Executive Officer and Michael Lunsford was appointed as Interim Chief Executive Officer, and since November 2011, Thomas Nielsen has served as our President and Chief Executive Officer. Accordingly, we are experiencing our third transition at the Chief Executive Officer level in less than two years. We cannot provide assurance that we will effectively manage these transitions, which may impact our ability to retain our remaining key executive officers and which could harm our business and operations to the extent there is customer or employee uncertainty arising from these transitions.

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

From time to time we receive claims and inquiries from third parties alleging that our technology may infringe the third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging contract breaches, infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. These claims, even if not meritorious, could force us to spend significant financial and managerial resources. Given the broad distribution of some of our consumer products, any individual claim related to those products could give rise to liabilities that may be material to us. Currently, we are investigating or litigating a variety of such pending claims, some of which are described in “Note 14. Commitments and Contingencies” to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. In the event of a determination adverse to us, we may incur substantial monetary liability and/or be required to change its business practices. In addition, we recently sold substantially all of our patent assets to Intel Corporation. We believe that our patent portfolio may have in the past discouraged third parties from bringing infringement or other claims against us relating to the use of our technologies in our business. Accordingly, we cannot predict whether the sale of these patent assets to Intel will result in additional infringement or other claims against us from third parties.

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

Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. For example, to provide better consumer experiences and to operate effectively, our products send information, including personally identifiable information, to our servers. In addition, we sell many of our products and services through online sales transactions directly with consumers, through which we collect and store credit card information. In connection with our direct sales to consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenue and potentially disrupts service to our consumers. While we take measures to protect our consumer data, we have experienced unauthorized access to our consumer data in the past, and it is possible that our security controls over consumer data may not prevent future improper access or disclosure of credit card information or personally identifiable information. We have an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. A security breach that leads to disclosure of consumer account information (including personally identifiable information) or any failure by us to comply with our posted privacy policy or existing or new legislation regarding privacy issues could harm our reputation, impact the market for our products and services, subject us to litigation, and require us to expend significant resources to mitigate the breach of security, comply with breach notification laws or address related matters. In addition, we also are not yet fully compliant with the Payment Card Industry (PCI) compliance standard for data security in connection with our use of credit card services for payment. If we fail to satisfy timely the PCI compliance standards we may be subject to substantial monetary penalties and we could lose the ability to accept credit card payments for transactions with our customers. Any of these consequences could materially harm our business or our consolidated financial statements.

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

Our Chairman of the Board beneficially owns approximately 37% of our stock, which gives him significant control over certain major decisions on which our shareholders may vote or may discourage an acquisition of us.

Robert Glaser, our Chairman of the Board, beneficially owns approximately 37% of our common stock. As a result, Mr. Glaser and his affiliates will have significant influence to:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2012). Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

10.1†	License Agreement, dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 11, 2012)

31.1	Certification of Thomas Nielsen, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Thomas Nielsen, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

Exhibit Number	Description

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

†	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2012.

REALNETWORKS, INC.

By:	/s/ Tim M. Wan
Tim M. Wan
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation (incorporated by reference from Exhibit 2.1 to RealNetworks’ Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2012). Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

10.1†	License Agreement, dated as of January 26, 2012, by and between RealNetworks, Inc. and Intel Corporation (incorporated by reference from Exhibit 10.1 to RealNetworks’ Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 11, 2012)

31.1	Certification of Thomas Nielsen, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Thomas Nielsen, President and Chief Executive Officer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Tim M. Wan, Chief Financial Officer and Treasurer of RealNetworks, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

†	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.